Form 10-Q
period 2014-09-30
Triumph Bancorp, Inc.
filed 2014-12-17
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36722

TRIUMPH BANCORP, INC.

(Exact name of registrant as specified in its charter)

Texas	20-0477066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12700 Park Central Drive, Suite 1700

Dallas, Texas 75251

(Address of principal executive offices)

(214) 365-6900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock — $0.01 par value, 17,963,783 shares, as of December 17, 2014

TRIUMPH BANCORP, INC.

FORM 10-Q

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(Dollar amounts in thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$21,567	$25,352
Interest-bearing deposits with other banks	54,058	60,445
Total cash and cash equivalents	75,625	85,797
Securities - available for sale	165,489	184,654
Securities - held to maturity, fair value of $750 and $745, respectively	745	743
Loans held for sale	7,295	5,393
Loans	977,139	881,099
Allowance for loan and lease losses	(7,320)	(3,645)
Loans, net	969,819	877,454
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,826	5,802
Premises and equipment, net	21,744	23,344
Other real estate owned (OREO), net	10,019	13,783
Goodwill and intangible assets, net	29,783	28,518
Bank-owned life insurance	28,955	28,554
Other assets	32,498	34,197
Total assets	$1,347,798	$1,288,239
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest bearing	$154,750	$150,238
Interest bearing	950,874	894,616
Total deposits	1,105,624	1,044,854
Customer repurchase agreements	15,644	11,330
Federal Home Loan Bank advances	—	21,000
Senior secured note	11,630	12,573
Junior subordinated debentures	24,359	24,171
Other liabilities	14,713	13,714
Total liabilities	1,171,970	1,127,642
Commitments and contingencies - See Note 10
Equity - See Note 13
Stockholders’ equity
Preferred Stock Series A	4,550	4,550
Preferred Stock Series B	5,196	5,196
Common stock	99	98
Additional paid-in-capital	105,304	104,631
Treasury stock, at cost	(68)	—
Retained earnings	34,014	18,992
Accumulated other comprehensive income	836	133
Total stockholders’ equity	149,931	133,600
Noncontrolling interests	25,897	26,997
Total equity	175,828	160,597
Total liabilities and equity	$1,347,798	$1,288,239

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$13,706	$3,915	$41,942	$10,356
Interest and fees on factored receivables	7,681	4,881	19,791	12,733
Interest and dividends on securities	666	179	1,986	607
Interest on tax exempt securities	15	—	46	—
Interest on cash deposits	50	46	185	92
Total interest income	22,118	9,021	63,950	23,788
Interest expense:
Deposits	1,289	890	3,538	2,457
Federal Home Loan Bank advances	19	3	43	5
Senior secured note	134	—	411	—
Junior subordinated debentures	276	—	819	—
Other	5	—	8	1
Total interest expense	1,723	893	4,819	2,463
Net interest income	20,395	8,128	59,131	21,325
Provision for loan losses	1,375	1,735	4,047	2,355
Net interest income after provision for loan losses	19,020	6,393	55,084	18,970
Noninterest income:
Service charges on deposits	838	—	2,451	—
Card income	544	—	1,582	—
Net realized gains (losses) and valuation adjustments on OREO	(11)	87	(340)	67
Net gains on sale of loans	484	276	1,058	352
Fee income	448	324	1,267	834
Gain on branch sale	12,619	—	12,619	—
Asset management fees	374	—	503	—
Other	508	30	1,906	238
Total noninterest income	15,804	717	21,046	1,491
Noninterest expense:
Salaries and employee benefits	11,032	4,540	29,379	12,415
Occupancy, furniture and equipment	1,333	488	3,960	1,346
FDIC insurance assessment	280	79	821	216
Carrying costs for OREO	73	28	305	181
Professional fees	1,043	345	2,428	1,005
Amortization of intangible assets	746	—	2,196	—
Advertising and promotion	1,102	175	2,228	460
Communications and technology	954	230	2,787	659
Other	1,898	662	5,413	1,785
Total noninterest expense	18,461	6,547	49,517	18,067
Net income before income tax	16,363	563	26,613	2,394
Income tax expense	6,089	211	9,631	684
Net income	10,274	352	16,982	1,710
Effect of noncontrolling interests and preferred shares	(779)	(116)	(2,054)	(1,189)
Net income available to common stockholders	$9,495	$236	$14,928	$521
Earnings per common share
Basic	$0.96	$0.03	$1.52	$0.06
Diluted	$0.91	$0.03	$1.47	$0.06

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$10,274	$352	$16,982	$1,710

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(31)	(70)	1,138	(326)
Reclassification of amount realized through sale of securities	10	—	(26)	—
Tax effect	16	24	(409)	111
Total other comprehensive income (loss)	(5)	(46)	703	(215)

Comprehensive income	10,269	306	17,685	1,495

Income attributable to noncontrolling interests	(779)	(116)	(2,054)	(1,189)

Comprehensive income attributable to common stockholders	$9,490	$190	$15,631	$306

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2014 and 2013

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock – Series A		Preferred Stock – Series B		Common Stock			Treasury Stock			Accumulated
		Liquidation		Liquidation			Additional				Other	Non
	Shares	Preference	Shares	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Controlling	Total
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income	Interest	Equity
Balance, January 1, 2013	50,000	$5,000	—	$—	4,586,356	$46	$43,924	—	$—	$7,086	$456	$6,962	$63,474
Exchange offer	(4,500)	(450)	—	—	545,069	5	6,307	—	—	(461)	—	(5,862)	(461)
Common stock issuance, net of costs	—	—	—	—	3,672,115	37	42,365	—	—	—	—	—	42,402
Stock based compensation	—	—	—	—	—	—	86	—	—	—	—	—	86
TBI Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(542)	—	—	(542)
TCF Class B distributions	—	—	—	—	—	—	—	—	—	(188)	—	—	(188)
Net income	—	—	—	—	—	—	—	—	—	1,710	—	—	1,710
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(215)	—	(215)
Balance, September 30, 2013	45,500	$4,550	—	$—	8,803,540	$88	$92,682	—	$—	$7,605	$241	$1,100	$106,266

Balance, January 1, 2014	45,500	$4,550	51,956	$5,196	9,832,585	$98	$104,631	—	$—	$18,992	$133	$26,997	$160,597
Vesting of restricted stock units	—	—	—	—	58,395	1	54	—	—	—	—	—	55
Stock based compensation	—	—	—	—	—	—	613	—	—	—	—	—	613
Common stock issuance, net of costs	—	—	—	—	444	—	6	—	—	—	—	—	6
Purchase of treasury stock	—	—	—	—	(4,646)	—	—	4,646	(68)	—	—	—	(68)
Series T-1 and T-2 dividends	—	—	—	—	—	—	—	—	—	(1,313)	—	—	(1,313)
TBI Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(272)	—	—	(272)
TBI Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(311)	—	—	(311)
TCF Class B distributions	—	—	—	—	—	—	—	—	—	(64)	—	—	(64)
TCF Class B redemption	—	—	—	—	—	—	—	—	—	—	—	(1,100)	(1,100)
Net income	—	—	—	—	—	—	—	—	—	16,982	—	—	16,982
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	703	—	703
Balance, September 30, 2014	45,500	$4,550	51,956	$5,196	9,886,778	$99	$105,304	4,646	$(68)	$34,014	$836	$25,897	$175,828

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,982	$1,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,406	403
Net accretion on loans and deposits	(7,313)	(1,515)
Amortization of junior subordinated debentures	188	—
Net amortization on securities	782	314
Amortization of intangible assets	2,196	—
Deferred taxes	17	474
Provision for loan losses	4,047	2,355
Stock based compensation	613	86
Origination of loans held for sale	(42,283)	—
Proceeds from loan sales	48,562	15,319
Net gain on sales of securities	(26)	—
Net gain on sales of loans	(1,058)	(352)
Net realized losses (gains) and valuation adjustments on OREO	340	(67)
Gain on branch sale	(12,619)	—
Decrease in OREO	7	—
Decrease in other assets	905	242
Increase in other liabilities	1,057	1,157
Net cash provided by operating activities	13,803	20,126
Cash flows from investing activities:
Purchases of securities available for sale	(15,040)	—
Proceeds from sales of securities available for sale	10,859	—
Proceeds from maturities, calls, and pay downs of securities available for sale	23,700	6,158
Net originations of loans	(129,472)	(70,809)
Purchases of premises and equipment, net	(2,016)	(425)
Net proceeds from sale of OREO	3,792	1,423
Net proceeds from CLO warehouse investments	50	—
Purchase of FHLB and Federal Reserve Bank stock	(24)	(107)
Net proceeds from sale of branch	57,409	—
Cash paid for acquisitions	(49,482)	—
Net cash used in investing activities	(100,224)	(63,760)
Cash flows from financing activities:
Net increase in deposits	96,945	58,240
Increase in customer repurchase agreements	4,314	—
Decrease in Federal Home Loan Bank advances	(21,000)	(10,500)
Repayment of senior secured note	(943)	—
Exchange offer	—	(461)
Issuance of common stock	61	42,402
Purchase of Treasury Stock	(68)	—
Distributions on noncontrolling interest and preferred stock	(1,960)	(730)
Redemption of TCF Class B units	(1,100)	—
Net cash provided by financing activities	76,249	88,951
Net (decrease) increase in cash and cash equivalents	(10,172)	45,317
Cash and cash equivalents at beginning of period	85,797	15,784
Cash and cash equivalents at end of period	$75,625	$61,101
Supplemental cash flow information:
Interest paid	$6,345	$2,416
Income taxes paid	$5,720	$717
Supplemental noncash disclosures:
Transfers from loans to OREO	$375	$1,445
Loan transfers to branch assets held for sale	$78,071	$—
Premises and equipment transferred to branch assets held for sale	$2,260	$—

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.    Triumph Bancorp, Inc. (collectively with its subsidiaries, “TBI”, “Triumph”, or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas. The accompanying consolidated financial statements include the accounts of TBI and its wholly owned subsidiaries Triumph Capital Advisors, LLC (TCA), Triumph CRA Holdings, LLC (TCRA), National Bancshares, Inc. (NBI), NBI’s wholly owned subsidiary Triumph Community Bank, N.A. (TCB), Triumph Savings Bank, SSB (TSB), TSB’s majority owned subsidiary Triumph Commercial Finance LLC (TCF), TCF’s wholly owned subsidiary Advance Business Capital LLC (ABC), which currently operates under the d/b/a of Triumph Business Capital, and TSB’s wholly owned subsidiary Triumph Insurance Group (TIG). In addition, (i) TSB does business under the Triumph Commercial Finance name with respect to its commercial finance business, including asset based lending, equipment lending and general factoring and (ii) TCB does business under the Triumph Healthcare Finance name with respect to its healthcare asset based lending business.

In the third quarter of 2014, the TCF entity was dissolved and ABC became a wholly owned subsidiary of TSB.

Basis of Presentation.     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal years ended December 31, 2013 and 2012. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Furthermore, the acquisition of National Bancshares, Inc. during the fourth quarter of 2013 may impact the comparability of year to date 2014 versus year to date 2013 comparable information. The Company has three reportable segments consisting of Factoring, Banking, and Corporate. The Company’s Chief Executive Officer uses segment results to make operating and strategic decisions.

The consolidated financial statements as of and for the year ended December 31, 2013 and accompanying notes and other detailed information can be found in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on November 6, 2014.

Adoption of New Accounting Standards:

On January 1, 2013 the Company adopted Accounting Standards Update (ASU) 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The adoption of this ASU is reflected in the accompanying consolidated statements of comprehensive income.

Newly Issued, But Not Yet Effective Accounting Standards:

In January of 2014, FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors.” ASU 2014-04 affects all creditors when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable has occurred. The ASU is effective for fiscal periods beginning after December 15, 2014. Adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 2 – Business combinations AND DIVESTITURES

Sale of Pewaukee Branch

On July 11, 2014, Triumph Community Bank sold its operating branch in Pewaukee, Wisconsin, which constituted its sole branch in the state, to a third party for net cash proceeds of $57,409. Under the terms of the agreement, the acquirer assumed branch deposits of $36,326, purchased selected loans in the local market with a carrying amount of $78,071, and acquired the premises and equipment associated with the branch.  The transaction resulted in the Company recording a pre-tax gain of $12,619, net of transaction costs.

Doral Healthcare Acquisition

On June 13, 2014, Triumph Bancorp, Inc., through its subsidiary, Triumph Community Bank, acquired the lending platform and certain assets of Doral Healthcare Finance (DHF), an asset based lender focused exclusively on the healthcare industry. DHF was a division of Doral Money, which is a subsidiary of Doral Bank. The purpose of the acquisition was to enhance the Company’s commercial finance offerings. In conjunction with the acquisition, Doral Healthcare Finance has been rebranded Triumph Healthcare Finance. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

The Company acquired loans with a fair value of $45,334 at the acquisition date in addition to other assets and liabilities. Under the terms of the agreement, the Company paid cash in the amount of $49,482 and recognized $1,921 in goodwill that was allocated to the Company’s Banking segment. Goodwill represents the excess of the fair value of consideration transferred over the fair value of net assets acquired. Goodwill resulted from a combination of expected enhanced service offerings and cross-selling opportunities. Goodwill will be amortized for tax purposes, but not for financial reporting purposes.

DHF’s results of operations are included in the Company’s results since the acquisition date.

A summary of the fair values of assets acquired, liabilities assumed, consideration paid, and the resulting goodwill is as follows:

Assets acquired:
Loans	$45,334
Customer relationship intangible	2,029
Premises and equipment	50
Other assets	276
$47,689
Liabilities assumed:
Customer deposits	128
Fair value of net assets acquired	$47,561
Cash paid	49,482
Goodwill	$1,921

Information about the acquired loan portfolio subject to purchased credit impaired (PCI) loan accounting guidance as of the acquisition date is as follows:

PCI Loans:

PCI
Contractual balance at acquisition	$5,009
Contractual cash flows not expected to be collected (nonaccretable difference)	(873)
Expected cash flows at acquisition	$4,136
Accretable yield	(482)
Fair value of acquired PCI loans	$3,654

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Loans acquired and not otherwise classified as PCI are predominately short term in nature and had a gross contractual balance and fair value at acquisition of $41,680. Substantially all contractual cash flows have been collected on all non-PCI loans acquired.

NBI Acquisition

Effective October 15, 2013, TBI acquired 100% of NBI, and thereby acquired THE National Bank due to NBI’s 100% ownership of THE National Bank. During 2014, THE National Bank was renamed Triumph Community Bank. The primary expected benefits of the acquisition are to (i) provide the Company with increased access to low cost stable core deposit funding and (ii) create the opportunity to achieve improved operating efficiency through the scale provided by a larger consolidated balance sheet.

The Company recorded the assets acquired and the liabilities assumed in the acquisition of NBI at their respective fair values as of the acquisition date. In conjunction with the acquisition, the Company recognized a bargain purchase gain of $9,014 during the fourth quarter of 2013.

TCB’s results of operations are included in the Company’s results since the acquisition date.

A summary of the fair values of assets acquired, liabilities assumed, consideration paid and the resulting bargain purchase gain is as follows:

Assets acquired:
Cash and cash equivalents	$89,990
Securities	160,450
Loans	568,358
FHLB and Federal Reserve Bank stock	4,507
Premises and equipment	19,358
Other real estate owned	11,285
Intangible assets	15,091
Bank-owned life insurance	28,435
Deferred income taxes	17,237
Other assets	22,023
936,734
Liabilities assumed:
Deposits	793,256
Customer repurchase agreements	19,927
Senior secured note	11,858
Junior subordinated debentures	24,120
Federal Home Loan Bank advances	5,003
Accrued interest and dividends payable	7,282
Other liabilities	7,988
869,434
Fair value of net assets acquired	67,300
Cash paid to NBI common and preferred shareholders	15,277
Common stock issued by TBI (1,029,045 shares)	11,916
TBI Preferred stock Series B Issued	5,196
Senior Preferred Stock, Series T-1 and T-2 assumed	25,897
Consideration paid	58,286
Bargain Purchase Gain	$(9,014)

The consideration paid was comprised of a combination of cash and TBI common and preferred stock to all NBI stockholders, and the assumption of NBI’s Senior Preferred Stock, Series T-1 and T-2, classified as noncontrolling interest in the consolidated statements of changes in equity.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

In addition to the consideration paid TBI (i) retired the outstanding balance of NBI’s $11,858 senior secured note and (ii) retired all $3,640 of NBI’s senior convertible notes outstanding with cash.

NOTE 3 - SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at September 30, 2014 and December 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
Available for sale securities:
U.S. Government agency obligations	$90,577	$212	$(52)	$90,737
Mortgage-backed securities, residential	30,130	584	(1)	30,713
Asset backed securities	18,632	192	(29)	18,795
State and municipal	7,879	219	—	8,098
Corporate bonds	16,758	173	—	16,931
SBA pooled securities	212	3	—	215
Total available for sale securities	$164,188	$1,383	$(82)	$165,489

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
Other - State of Israel bonds	$745	$5	$—	$750

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Available for sale securities:
U.S. Government agency obligations	$95,967	$91	$(224)	$95,834
Mortgage-backed securities, residential	35,931	355	(1)	36,285
Asset backed securities	18,811	34	(6)	18,839
State and municipal	8,989	20	(4)	9,005
Corporate bonds	20,817	62	(36)	20,843
Trust preferred	3,706	—	(106)	3,600
SBA pooled securities	244	4	—	248
Total available for sale securities	$184,465	$566	$(377)	$184,654

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
Other - State of Israel bonds	$743	$2	$—	$745

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

The amortized cost and estimated fair value of securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,336	$1,338	$225	$225
Due from one year to five years	94,588	94,900	520	525
Due from five years to ten years	17,699	17,846	—	—
Due after ten years	1,591	1,682	—	—
	115,214	115,766	745	750
Mortgage-backed securities, residential	30,130	30,713	—	—
Asset backed securities	18,632	18,795	—	—
SBA pooled securities	212	215	—	—

	$164,188	$165,489	$745	$750

For the three and nine months ended September 30, 2014, securities were sold resulting in proceeds of $4,065 and $10,859, respectively, gross gains of $10 and $35, respectively, and gross losses of $0 and $9, respectively. There were no sales of securities for the three and nine months ended September 30, 2013.

Securities with a carrying amount of approximately $96,031 and $87,434 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure securities sold under agreements to repurchase, Federal Home Loan Bank advances, and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2014
U.S. Government agency obligations	$14,644	$(52)	$—	$—	$14,644	$(52)
Mortgage-backed securities, residential	184	(1)	—	—	184	(1)
Asset backed securities	9,789	(29)	—	—	9,789	(29)
State and municipal	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$24,617	$(82)	$—	$—	$24,617	$(82)

December 31, 2013
U.S. Government agency obligations	$38,890	$(222)	$1,849	$(2)	$40,739	$(224)
Mortgage-backed securities, residential	800	(1)	—	—	800	(1)
Asset backed securities	4,913	(6)	—	—	4,913	(6)
State and municipal	1,481	(4)	—	—	1,481	(4)
Corporate bonds	8,419	(36)	—	—	8,419	(36)
Trust preferred	3,600	(106)	—	—	3,600	(106)
SBA pooled securities	—	—	—	—	—	—
	$58,103	$(375)	$1,849	$(2)	$59,952	$(377)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

As of September 30, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2014, management believes the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
Real estate:
Commercial	$261,836	$331,462
Construction, land development, land	45,996	37,626
1-4 family residential properties	80,419	91,301
Farmland	20,059	20,294
Total real estate	408,310	480,683
Commercial	340,316	255,655
Factored receivables	169,112	117,370
Consumer	12,527	13,878
Mortgage warehouse	46,874	13,513
Total	977,139	881,099
Allowance for loan and lease losses	(7,320)	(3,645)
	$969,819	$877,454

Total loans include net deferred origination fees and costs totaling $1,173 and $997 at September 30, 2014 and December 31, 2013, respectively.

Loans with carrying amounts of $143,971 and $166,688 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure Federal Home Loan Bank advance capacity.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Allowance for Loan and Lease Losses:    The activity in the allowance for loan and lease losses (ALLL) during the three and nine months ended September 30, 2014 and 2013 is as follows:

	Beginning				Ending
Three months ended September 30, 2014	Balance	Provision	Charge-offs	Recoveries	Balance
Real estate:
Commercial	$463	$(78)	$—	$1	$386
Construction, land development, land	242	198	(100)	—	340
1-4 family residential properties	197	56	(74)	3	182
Farmland	11	2	—	—	13
Total real estate	913	178	(174)	4	921
Commercial	2,332	722	-	3	3,057
Factored receivables	2,838	397	(119)	21	3,137
Consumer	96	34	(100)	57	87
Mortgage warehouse	74	44	—	—	118
	$6,253	$1,375	$(393)	$85	$7,320

	Beginning				Ending
Three months ended September 30, 2013	Balance	Provision	Charge-offs	Recoveries	Balance
Real estate:
Commercial	$252	$(154)	$—	$129	$227
Construction, land development, land	46	(7)	—	—	39
1-4 family residential properties	98	(34)	(19)	25	70
Farmland	5	(1)	—	—	4
Total real estate	401	(196)	(19)	154	340
Commercial	502	1,538	(1,473)	—	567
Factored receivables	1,532	370	(121)	3	1,784
Consumer	—	—	—	—	—
Mortgage warehouse	15	23	—	—	38
	$2,450	$1,735	$(1,613)	$157	$2,729

	Beginning				Ending
Nine months ended September 30, 2014	Balance	Provision	Charge-offs	Recoveries	Balance
Real estate:
Commercial	$348	$35	$—	$3	$386
Construction, land development, land	110	330	(100)	—	340
1-4 family residential properties	100	240	(264)	106	182
Farmland	7	6	—	—	13
Total real estate	565	611	(364)	109	921
Commercial	1,145	1,707	(12)	217	3,057
Factored receivables	1,842	1,533	(294)	56	3,137
Consumer	49	122	(314)	230	87
Mortgage warehouse	44	74	—	—	118
	$3,645	$4,047	$(984)	$612	$7,320

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Beginning				Ending
Nine months ended September 30, 2013	Balance	Provision	Charge-offs	Recoveries	Balance
Real estate:
Commercial	$261	$(122)	$(41)	$129	$227
Construction, land development, land	40	(1)	—	—	39
1-4 family residential properties	227	(111)	(88)	42	70
Farmland	5	(1)	—	—	4
Total real estate	533	(235)	(129)	171	340
Commercial	172	1,861	(1,473)	7	567
Factored receivables	1,221	691	(183)	55	1,784
Consumer	—	—	—	—	—
Mortgage warehouse	—	38	—	—	38
	$1,926	$2,355	$(1,785)	$233	$2,729

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (PCI) loans, and their respective allowance allocations:

September 30, 2014	Loan Evaluation				ALLL Allocations
	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Real estate:
Commercial	$3,671	$243,632	$14,533	$261,836	$—	$386	$—	$386
Construction, land development, land	12	44,512	1,472	45,996	—	340	—	340
1-4 family residential properties	885	77,311	2,223	80,419	—	176	6	182
Farmland	—	20,059	—	20,059	—	13	—	13
Total real estate	4,568	385,514	18,228	408,310	—	915	6	921
Commercial	7,092	328,507	4,717	340,316	297	2,760	—	3,057
Factored receivables	990	168,122	—	169,112	849	2,288	—	3,137
Consumer	—	12,527	—	12,527	—	87	—	87
Mortgage warehouse	—	46,874	—	46,874	—	118	—	118
	$12,650	$941,544	$22,945	$977,139	$1,146	$6,168	$6	$7,320

December 31, 2013	Loan Evaluation				ALLL Allocations
	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Real estate:
Commercial	$4,489	$308,326	$18,647	$331,462	$—	$348	$—	$348
Construction, land development, land	—	35,585	2,041	37,626	—	110	—	110
1-4 family residential properties	842	87,987	2,472	91,301	14	79	7	100
Farmland	—	20,294	—	20,294	—	7	—	7
Total real estate	5,331	452,192	23,160	480,683	14	544	7	565
Commercial	5,495	248,129	2,031	255,655	15	1,130	—	1,145
Factored receivables	763	116,607	—	117,370	417	1,425	—	1,842
Consumer	—	13,878	—	13,878	—	49	—	49
Mortgage warehouse	—	13,513	—	13,513	—	44	—	44
	$11,589	$844,319	$25,191	$881,099	$446	$3,192	$7	$3,645

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

The following is a summary of information pertaining to impaired loans at September 30, 2014 and December 31, 2013:

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
	Recorded	Unpaid	Related	Recorded	Unpaid
September 30, 2014	Investment	Principal	Allowance	Investment	Principal
Real estate:
Commercial	$—	$—	$—	$1,938	$1,957
Construction, land development, land	—	—	—	12	24
1-4 family residential properties	327	505	6	730	1,055
Farmland	—	—	—	—	—
Total real estate	327	505	6	2,680	3,036
Commercial	1,029	1,058	297	6,064	6,293
Factored receivables	990	990	849	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
	$2,346	$2,553	$1,152	$8,744	$9,329

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2013	Investment	Principal	Allowance	Investment	Principal
Real estate:
Commercial	$—	$—	$—	$114	$131
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	127	169	21	157	166
Farmland	—	—	—	—	—
Total real estate	127	169	21	271	297
Commercial	215	215	15	5,224	5,454
Factored receivables	762	762	417	1	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
	$1,104	$1,146	$453	$5,496	$5,751

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Impaired Loans	Recognized	Impaired Loans	Recognized
Real estate:
Commercial	$2,201	$17	$3,432	$156
Construction, land development, land	1	1	—	—
1-4 family residential properties	1,035	18	301	8
Farmland	—	—	—	—
Total real estate	3,237	36	3,733	164
Commercial	5,952	3	2,642	—
Factored receivables	381	—	690	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$9,570	$39	$7,065	$164

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Impaired Loans	Recognized	Impaired Loans	Recognized
Real estate:
Commercial	$2,375	$206	$3,427	$470
Construction, land development, land	2	1	—	—
1-4 family residential properties	1,068	164	326	25
Farmland	—	—	—	—
Total real estate	3,445	371	3,753	495
Commercial	6,549	44	2,642	—
Factored receivables	381	—	830	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$10,375	$415	$7,225	$495

Loans included in the above tables are non-PCI impaired loans and PCI loans that have deteriorated subsequent to acquisition and as a result have been deemed impaired and an allowance recorded. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from the tables above.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

The following table presents the unpaid principal and recorded investment for loans at September 30, 2014 and December 31, 2013. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI), (2) net deferred origination costs and fees, and (3) previous charge-offs.

	Recorded	Unpaid
September 30, 2014	Investment	Principal	Difference
Real estate:
Commercial	$261,836	$277,087	$(15,251)
Construction, land development, land	45,996	47,925	(1,929)
1-4 family residential properties	80,419	84,220	(3,801)
Farmland	20,059	19,973	86
Total real estate	408,310	429,205	(20,895)
Commercial	340,316	344,115	(3,799)
Factored receivables	169,112	170,281	(1,169)
Consumer	12,527	12,604	(77)
Mortgage warehouse	46,874	46,874	—
	$977,139	$1,003,079	$(25,940)

	Recorded	Unpaid
December 31, 2013	Investment	Principal	Difference
Real estate:
Commercial	$331,462	$351,521	$(20,059)
Construction, land development, land	37,626	41,034	(3,408)
1-4 family residential properties	91,301	96,742	(5,441)
Farmland	20,294	20,145	149
Total real estate	480,683	509,442	(28,759)
Commercial	255,655	260,384	(4,729)
Factored receivables	117,370	118,057	(687)
Consumer	13,878	14,006	(128)
Mortgage warehouse	13,513	13,513	—
	$881,099	$915,402	$(34,303)

At September 30, 2014 and December 31, 2013, the Company had on deposit $16,435 and $10,653, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls and are reported as deposits in the consolidated balance sheets.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Past Due and Nonaccrual Loans:     The following is a summary of contractually past due and nonaccrual loans at September 30, 2014 and December 31, 2013:

		Past Due 90
	30-89 Days	Days or More
September 30, 2014	Past Due	Still Accruing	Nonaccrual	Total

Real estate:
Commercial	$855	$—	$5,094	$5,949
Construction, land development, land	75	—	12	87
1-4 family residential properties	779	2	1,469	2,250
Farmland	—	—	—	—
Total real estate	1,709	2	6,575	8,286
Commercial	110	—	10,176	10,286
Factored receivables	5,664	813	—	6,477
Consumer	407	2	—	409
Mortgage warehouse	—	—	—	—
	$7,890	$817	$16,751	$25,458

		Past Due 90
	30-89 Days	Days or More
December 31, 2013	Past Due	Still Accruing	Nonaccrual	Total
Real estate:
Commercial	$2,959	$47	$5,417	$8,423
Construction, land development, land	690	—	—	690
1-4 family residential properties	1,803	19	1,392	3,214
Farmland	—	—	—	—
Total real estate	5,452	66	6,809	12,327
Commercial	2,155	11	5,494	7,660
Factored receivables	3,836	—	89	3,925
Consumer	591	2	—	593
Mortgage warehouse	—	—	—	—
	$12,034	$79	$12,392	$24,505

Credit Quality Information:    The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including: current collateral and financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes every loan and is performed on a semi-annual basis at TSB and every eighteen months for loans greater than $500 at TCB. Large groups of smaller balance homogeneous loans, such as consumer loans, are analyzed primarily based on payment status. The Company uses the following definitions for risk ratings:

Pass:

Loans classified as pass are loans with low to average risk and not otherwise classified as special mention, substandard or doubtful.

Special Mention:

Loans classified as special mention have low to acceptable risks. Liquidity, asset quality, and debt service coverage are as a whole satisfactory and performance is generally as agreed.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Substandard:

Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful:

Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

PCI:

At acquisition, PCI loans had the characteristics of substandard loans and it was probable, at acquisition, that all contractually required principal payments would not be collected. The Company evaluates these loans on a projected cash flow basis with this evaluation performed quarterly.

As of September 30, 2014 and December 31, 2013 based on the most recent analysis performed, the risk category of loans is as follows:

		Special
September 30, 2014	Pass	Mention	Substandard	Doubtful	PCI	Total
Real estate:
Commercial	$238,251	$2,963	$6,089	$—	$14,533	$261,836
Construction, land development, land	44,512	—	12	—	1,472	45,996
1-4 family residential	77,120	231	845	—	2,223	80,419
Farmland	20,059	—	—	—	—	20,059
Total real estate	379,942	3,194	6,946	—	18,228	408,310
Commercial	322,647	2,490	10,462	—	4,717	340,316
Factored receivables	168,121	—	344	647	—	169,112
Consumer	12,527	—	—	—	—	12,527
Mortgage warehouse	46,874	—	—	—	—	46,874
	$930,111	$5,684	$17,752	$647	$22,945	$977,139

		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	PCI	Total
Real estate:
Commercial	$308,077	$557	$4,180	$—	$18,648	$331,462
Construction, land development, land	35,585	—	—	—	2,041	37,626
1-4 family residential	88,379	—	450	—	2,472	91,301
Farmland	20,294	—	—	—	—	20,294
Total real estate	452,335	557	4,630	—	23,161	480,683
Commercial	247,941	—	5,684	—	2,030	255,655
Factored receivables	116,607	—	336	427	—	117,370
Consumer	13,878	—	—	—	—	13,878
Mortgage warehouse	13,513	—	—	—	—	13,513
	$844,274	$557	$10,650	$427	$25,191	$881,099

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Troubled Debt Restructurings

Troubled debt restructurings and their effects were immaterial as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013.

NOTE 5 - PURCHASED CREDIT IMPAIRED LOANS

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at September 30, 2014 and December 31, 2013, are as follows:

	September 30,	December 31,
	2014	2013
Contractually required principal and interest:
Real estate loans	$30,905	$35,584
Commercial loans	6,962	2,795
Outstanding contractually required principal and interest	$37,867	$38,379
Gross carrying amount included in loans receivable	$22,945	$25,191

The changes in accretable yield during the three and nine months ended September 30, 2014 and 2013 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accretable yield, beginning balance	$6,883	$2,435	$4,587	$4,244
Additions	—	—	482	—
Accretion	(1,910)	(373)	(3,868)	(2,180)
Reclassification from nonaccretable to accretable yield	—	—	3,922	—
Disposals	(10)	(1)	(160)	(3)
Accretable yield, ending balance	$4,963	$2,061	$4,963	$2,061

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	September 30,	December 31,
	2014	2013
Goodwill	$15,968	$14,047
Other intangible assets	13,815	14,471
	$29,783	$28,518

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

The changes in goodwill and intangible assets during the period are as follows:

2014
Beginning balance, January 1, 2014	$28,518
Acquired goodwill	1,921
Acquired intangibles	2,054
Divestiture	(514)
Amortization of intangibles	(2,196)
Ending balance, September 30, 2014	$29,783

NOTE 7 – Variable Interest Entities

Collateralized Loan Obligation Funds - Closed

The Company, through its subsidiary, Triumph Capital Advisors, LLC (TCA), acts as asset manager to Trinitas CLO I, LTD (Trinitas I) and Trinitas CLO II, LTD (Trinitas II). Trinitas I and Trinitas II are collateralized loan obligation (CLO) funds. Trinitas I and Trinitas II were initially in a “warehouse” phase whereby they were acquiring senior secured corporate loans in anticipation of the securities offerings that completed the final CLO securitization structures. The purchases of these initial warehouse assets was funded by the proceeds from third party debt financing and equity investments made by both the Company and other third parties. On May 1, 2014, Trinitas I completed its CLO securities offering and issued $400,000 face amount of CLO securities. On August 4, 2014, Trinitas II completed its CLO securities offering by issuing $416,000 face amount of CLO securities. In connection with the respective offerings, Trinitas I and Trinitas II redeemed the equity securities issued as part of their warehouse phases and repaid and terminated their warehouse credit facilities. TBI earned management fees totaling $374 and $503 for the three and nine months ended September 30, 2014, respectively. There were no management fees earned during the three and nine months ended September 30, 2013.

The securities sold in the CLO offerings were issued in a series of tranches ranging from an AAA rated debt tranche to an unrated tranche of subordinated notes. Neither the Company nor any of its related persons acquired or holds any of the securities issued by Trinitas I or Trinitas II in the offerings, other than a de minimis interest held by a related person of the Company in Trinitas II. Effective as of the respective closing dates, TCA began earning asset management fees in accordance with the terms of its asset management agreement with Trinitas I and Trinitas II.

As part of the consummation of the CLO offerings by Trinitas I and Trinitas II, the Company performed a consolidation analysis to confirm, as of the effective date of the offerings, whether the Company was required to consolidate the assets, liabilities, equity or operations of Trinitas I or Trinitas II in its financial statements. The Company concluded that (a) Trinitas I and Trinitas II remained variable interest entities as of the respective dates of consummation of the offerings, and (b) the Company, through TCA, held variable interests in the entities due to the subordinated and incentive fees payable to TCA under their asset management agreements.  However, the Company also concluded that it was not the “primary beneficiary” of Trinitas I or Trinitas II as (x) neither it nor any of its related persons held any investment or interest in the entities outside of the management fees payable to TCA under their asset management agreements other than a de minimis interest held by a related person of the Company in Trinitas II and (y) such management fees constituted standard third party agency fees at prevailing market rates for transactions of this type that could not potentially be significant to the entities. Consequently, the Company concluded that it was not required to consolidate the assets, liabilities, equity or operations of Trinitas I or Trinitas II in its financial statements as of September 30, 2014.

Collateralized Loan Obligation Fund – Warehouse Phase

On August 4, 2014, Trinitas CLO III, Ltd. (Trinitas III) was formed to be the issuer of a third CLO offering to be managed by TCA. On August 25, 2014, Trinitas III was capitalized with initial third party equity investments of $27,550 in addition to the Company’s $2,450 equity investment and entered into a warehouse credit agreement in order to begin acquiring senior secured loan assets that will comprise the initial collateral pool of the CLO once issued. When finalized, Trinitas III will use the proceeds of the debt and equity interests sold in the offering for the final CLO securitization structure to repay the initial warehouse phase debt and equity holders. In the final CLO securitization structure, interest and principal repayment of the leveraged loans held by Trinitas III will be used to repay debt holders with any excess cash flows used to provide a return on capital to equity investors. TCA will earn a

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

management fee as the asset manager for Trinitas III that will commence upon the issuance of the final CLO securitization structure, but does not earn management or other fees from Trinitas III during the “warehouse” phase.

At September 30, 2014, the Company’s loss exposure to Trinitas III is limited to its equity investment in the entity which is classified as other assets within the Company’s consolidated balance sheets.

The Company performed a consolidation analysis of Trinitas III during the warehouse phase and concluded that Trinitas III is a variable interest entity and that the Company and its related persons hold variable interests in the entity that could potentially be significant to the entity in the form of equity investments in the entity. However, the Company also concluded that due to certain approval and denial powers available to the lender under the warehouse credit facility for Trinitas III which provide for shared decision-making powers, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the entity in the Company’s financial statements.

NOTE 8 - Deposits

Deposits at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013

Noninterest bearing demand	$154,750	$150,238
Interest-bearing demand	209,491	199,826
Individual Retirement Accounts	54,378	54,512
Money Market	125,371	157,406
Savings	72,012	69,336
Certificates of deposit, $100,000 and greater	235,060	138,000
Certificates of deposit, less than $100,000	204,543	216,940
Other brokered funds	50,019	58,596
Total Deposits	$1,105,624	$1,044,854

At September 30, 2014, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

September 30, 2014
Within one year	$301,572
After one but within two years	135,218
After two but within three years	82,562
After three but within four years	11,954
After four but within five years	12,694
Total	$544,000

NOTE 9 - Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. The Company does not anticipate any material losses as a result of commitments and contingent liabilities.

NOTE 10 - OFF-BALANCE SHEET LOAN COMMITMENTS

From time to time, the Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company’s exposure

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contractual amounts of financial instruments with off-balance-sheet risk were as follows:

	September 30, 2014		December 31, 2013
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$6,170	$10,800	$7,437	$4,823
Unused lines of credit	35,010	199,107	33,470	104,896
Standby letters of credit	2,098	1,362	2,147	1,897

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company, upon extension of credit, is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, the Company has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The credit risk to the Company in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

NOTE 11 - Fair Value Disclosures

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in our annual financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

	Fair Value Measurements Using			Total
September 30, 2014:	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$90,737	$—	$90,737
Mortgage-backed securities-residential	—	30,713	—	30,713
Asset backed securities	—	18,795	—	18,795
State and municipal	—	4,603	3,495	8,098
Corporate bonds	—	16,931	—	16,931
SBA pooled securities	—	215	—	215
	$—	$161,994	$3,495	$165,489
Loans held for sale
Mortgages	—	7,295	—	7,295
	$—	$7,295	$—	$7,295

	Fair Value Measurements Using			Total
December 31, 2013:	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$95,834	$—	$95,834
Mortgage-backed securities-residential	—	36,285	—	36,285
Asset backed securities	—	18,839	—	18,839
State and municipal	—	5,423	3,582	9,005
Corporate bonds	—	20,843	—	20,843
SBA pooled securities	—	248	—	248
Trust preferred	—	3,600	—	3,600
	$—	$181,072	$3,582	$184,654
Loans held for sale
Mortgages	—	5,393	—	5,393
	$—	$5,393	$—	$5,393

There were no transfers between levels during 2014 or 2013.

At September 30, 2014, the Company classified $3,495 of municipal securities as level 3. These municipal securities are bond issues for municipal government entities located in northwestern Illinois and are privately placed, non-rated bonds without CUSIP numbers. The municipal securities are valued by an independent third party using matrix pricing according to the municipal bond index that most closely matches the bond issue. Fair values for each maturity of the bond issue are then calculated based on the index yield at the appropriate point on the yield curve. The Company does not make any internal adjustments to the third party bond valuations. The only activity related to the above level 3 securities during the nine months ended September 30, 2014 was associated with immaterial contractual payments and changes in fair value that were recorded in other comprehensive income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

	Fair Value Measurements Using			Total
September 30, 2014:	Level 1	Level 2	Level 3	Fair Value
Impaired loans
1-4 family residential properties	$—	$—	$321	$321
Commercial	—	—	732	732
Factored receivables	—	—	141	141
Other real estate owned (1):
1-4 family residential properties	—	—	97	97
Commercial	—	—	391	391
Construction, land development, land	—	—	870	870
	$—	$—	$2,552	$2,552

	Fair Value Measurements Using			Total
December 31, 2013:	Level 1	Level 2	Level 3	Fair Value
Impaired loans
1-4 family residential properties	$—	$—	$106	$106
Commercial	—	—	200	200
Factored receivables	—	—	345	345
Other real estate owned (1):
1-4 family residential properties	—	—	367	367
Commercial	—	—	653	653
Construction, land development, land	—	—	—	—
	$—	$—	$1,671	$1,671

	September 30, 2014		December 31, 2013
Provision recorded for loans classified as impaired	$699		$14
Valuation adjustments recorded on other real estate owned	$363		$144

(1) Represents the fair value of OREO that was adjusted subsequent to its initial classification as OREO

Impaired Loans with Specific Allocation of ALLL:    A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. Fair value of the impaired loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. Unobservable inputs for estimated selling and closing costs range from 5% to 8% of the value of the underlying collateral.

OREO:    OREO is comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs is charged to the ALLL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The Company outsources the valuation of OREO with material balances to third party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

The estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Carrying	Fair Value Measurements Using			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$75,625	$75,625	$—	$—	$75,625
Securities - Held to maturity	745	—	750	—	750
Loans, net	969,819	—	—	977,509	977,509
FHLB and Federal Reserve Bank stock	5,826	N/A	N/A	N/A	N/A
Accrued interest receivable	4,127	—	4,127	—	4,127

Financial liabilities:
Deposits	1,105,624	—	1,109,111	—	1,109,111
Customer repurchase agreements	15,644	—	15,644	—	15,644
Federal Home Loan Bank advances	—	—	—	—	—
Senior secured note	11,630	—	11,434	—	11,434
Junior subordinated debentures	24,359	—	24,359	—	24,359
Accrued interest payable	901	—	901	—	901

	December 31, 2013
	Carrying	Fair Value Measurements Using			Total
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$85,797	$85,797	$—	$—	$85,797
Securities - Held to maturity	743	—	745	—	745
Loans, net	877,454	—	—	884,307	884,307
FHLB and Federal Reserve Bank stock	5,802	N/A	N/A	N/A	N/A
Accrued interest receivable	3,748	—	3,748	—	3,748

Financial liabilities:
Deposits	1,044,854	—	1,046,226	—	1,046,226
Customer repurchase agreements	11,330	—	11,329	—	11,329
Federal Home Loan Bank advances	21,000	—	21,000	—	21,000
Senior secured note	12,573	—	12,379	—	12,379
Junior subordinated debentures	24,171	—	24,171	—	24,171
Accrued interest payable	2,426	—	2,426	—	2,426

NOTE 12 - Regulatory Matters

The Company (on a consolidated basis), TSB and TCB are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s, TSB’s, or TCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, TSB, and TCB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company, TSB, and TCB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

As of September 30, 2014, TSB’s and TCB’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” they must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. At September 30, 2014, the most recent notification categorized TSB and TCB as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2014 that management believes would change either institution’s category.

In July 2013, federal banking regulators released final rules for the regulation of capital and liquidity for U.S. banking organizations, establishing a new comprehensive capital framework (Basel III) for U.S. banking organizations that will become effective for reporting periods beginning after January 1, 2015 (subject to a phase-in period through January 2019).

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible that the Company may accelerate redemption of the existing junior subordinated debentures. All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2014, under guidance issued by the Board of Governors of the Federal Reserve System.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

The actual capital amounts and ratios for the Company, TSB, and TCB are presented in the following table as of September 30, 2014 and December 31, 2013:

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$167,709	15.3%	$87,863	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$54,819	16.9%	$26,027	8.0%	$32,534	10.0%
Triumph Community Bank	$111,152	14.5%	$61,428	8.0%	$76,785	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$160,280	14.6%	$43,942	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$51,250	15.8%	$13,008	4.0%	$19,511	6.0%
Triumph Community Bank	$107,293	14.0%	$30,714	4.0%	$46,071	6.0%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$160,280	12.2%	$52,551	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$51,250	12.8%	$15,991	4.0%	$19,988	5.0%
Triumph Community Bank	$107,293	11.9%	$36,162	4.0%	$45,203	5.0%

As of December 31, 2013
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$145,722	14.5%	$80,398	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$50,985	16.4%	$24,871	8.0%	$31,088	10.0%
Triumph Community Bank	$89,690	13.0%	$55,194	8.0%	$68,992	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$142,077	14.1%	$40,306	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$48,064	15.5%	$12,404	4.0%	$18,605	6.0%
Triumph Community Bank	$88,921	12.9%	$27,572	4.0%	$41,359	6.0%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$142,077	12.9%	$44,055	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$48,064	13.6%	$14,136	4.0%	$17,671	5.0%
Triumph Community Bank	$88,921	10.1%	$35,216	4.0%	$44,020	5.0%

Triumph has made certain commitments to the Federal Reserve Bank, including maintaining TSB’s leverage capital ratio (Tier 1 capital to average assets) at no less than 12.0% until January 1, 2015.

TCB’s board of directors has agreed to maintain a minimum Tier 1 capital to average assets ratio of 8.0% of adjusted average assets and total risk-based ratio of 10.0%.

Dividends paid by banks are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 13 - EQUITY AND NONCONTROLLING INTERESTS

The following summarizes the capital structure of Triumph Bancorp, Inc.

	Preferred Stock				Common Stock		Treasury Stock
	Series A		Series B
	September 2014	December 2013	September 2014	December 2013	September 2014	December 2013	September 2014	December 2013
Number of shares authorized	50,000	50,000	115,000	115,000	50,000,000	50,000,000
Number of shares issued	45,500	45,500	51,956	51,956	9,891,424	9,832,585
Number of shares outstanding	45,500	45,500	51,956	51,956	9,886,778	9,832,585	4,646	—
Par value per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	8.00%	8.00%
Initial dividend payment date	3/31/2013	3/31/2013	12/31/2013	12/31/2013
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

TCF Non-Cumulative Non-Voting Class B Units Redemption:

On June 15, 2014, TCF redeemed all 11,000 of its non-cumulative non-voting Class B Units at their redemption rate of 102 per unit plus accrued and unpaid dividends through the redemption date. The TCF Class B Units were previously considered and reported as noncontrolling interests to the Company.

NOTE 14 – STOCK BASED COMPENSATION

The Company’s Amended and Restricted Stock Plan (the Plan) provided for the issuance of up to 750,000 shares of restricted TBI common stock to officers, directors and employees of the Company and its subsidiaries. As of September 30, 2014, 58,395 restricted stock units (RSUs) had been issued pursuant to the Plan. Compensation expense for RSUs granted under the Plan was recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of the stock was determined by the Company considering applicable discounts for, among other things, a repurchase option granted to the Company in certain circumstances. RSUs granted to employees under the Plan typically vested one third each year over three years, and therefore fully vested on the third anniversary of the grant date. In August 2014, the Company approved the immediate and full acceleration of vesting on all remaining nonvested RSUs in anticipation of its contemplated initial public offering. As a result, the Company recognized all remaining unrecognized compensation cost associated with these shares during the third quarter of 2014.

Stock based compensation expense that has been charged against income for RSU awards was $417 and $613 for the three and nine month periods ended September 30, 2014, respectively, and $43 and $86 for the three and nine month periods ended September 30, 2013, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

A summary of changes in the Company’s nonvested RSUs for the nine months ended September 30, 2014 and 2013 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Units	Fair Value
Nonvested at January 1, 2014	26,120	$10.77
Granted	32,275	14.08
Vested	(58,395)	12.60
Forfeited	—	—
Nonvested at September 30, 2014	—	$—

Nonvested at January 1, 2013	—	$—
Granted	26,120	10.77
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2013	26,120	$10.77

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

In connection with the Company’s initial public offering in November 2014, the Company adopted the 2014 Omnibus Incentive Plan. See Note 17 – Subsequent Events for additional information.

NOTE 15 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Basic
Net income to common stockholders	$9,495	$236	$14,928	$521
Weighted average common shares outstanding	9,872,923	8,800,670	9,850,640	8,078,476
Basic earnings per common share	$0.96	$0.03	$1.52	$0.06

Diluted
Net income to common stockholders	$9,495	$236	$14,928	$521
Dilutive effect of preferred stock	197	—	583	—
Net income to common stockholders - diluted	$9,692	$236	$15,511	$521
Weighted average common shares outstanding for basic earnings per common share	9,872,923	8,800,670	9,850,640	8,078,476
Add: Dilutive effects of restricted stock units	—	6,773	6,059	3,328
Add: Dilutive effects of assumed exercises of stock warrants	52,881	—	52,881	—
Add: Dilutive effects of assumed conversion of Preferred A	315,773	N/A	315,773	N/A
Add: Dilutive effects of assumed conversion of Preferred B	360,578	N/A	360,578	N/A
Average shares and dilutive potential common shares	10,602,155	8,807,443	10,585,931	8,081,804
Dilutive earnings per common share	$0.91	$0.03	$1.47	$0.06

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted stock units	—	—	—	—
Warrants	—	259,067	—	259,067
Shares assumed to be converted from Preferred Stock Series A	—	N/A	—	N/A
Shares assumed to be converted from Preferred Stock Series B	—	N/A	—	N/A

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 16 – BUSINESS SEGMENT INFORMATION

The following presents the Company’s operating segments. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes The Factoring segment includes only factoring originated by ABC. General factoring services not originated through ABC are included in the Banking segment.

				Consolidated
Three Months Ended September 30, 2014	Factoring	Banking	Corporate	TBI

Total interest income	$7,423	$14,689	$6	$22,118
Intersegment interest allocations	(990)	990	—	—
Total interest expense	—	1,312	411	1,723
Net interest income (expense)	6,433	14,367	(405)	20,395
Provision for loan losses	452	923	—	1,375
Net interest income after provision	5,981	13,444	(405)	19,020
Gain on branch sale	—	12,619	—	12,619
Other noninterest income	431	2,345	409	3,185
Noninterest expense	4,125	12,344	1,992	18,461
Operating income (loss)	$2,287	$16,064	$(1,988)	$16,363

Total assets	$170,088	$1,155,434	$22,276	$1,347,798
Gross loans	$158,129	$819,010	$—	$977,139

				Consolidated
Three Months Ended September 30, 2013	Factoring	Banking	Corporate	TBI

Total interest income	$4,704	$4,290	$27	$9,021
Intersegment interest allocations	(577)	577	—	—
Total interest expense	—	893	—	893
Net interest income	4,127	3,974	27	8,128
Provision for loan losses	341	1,394	—	1,735
Net interest income after provision	3,786	2,580	27	6,393
Noninterest income	256	385	76	717
Intersegment expense allocations	14	(14)	—	—
Noninterest expense	2,454	3,026	1,067	6,547
Operating income (loss)	$1,574	$(47)	$(964)	$563

Total assets	$110,571	$243,533	$38,834	$392,938
Gross loans	$95,065	$170,328	$—	$265,393

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

				Consolidated
Nine Months Ended September 30, 2014	Factoring	Banking	Corporate	TBI

Total interest income	$19,165	$44,753	$32	$63,950
Intersegment interest allocations	(2,497)	2,497	—	—
Total interest expense	—	3,590	1,229	4,819
Net interest income (expense)	16,668	43,660	(1,197)	59,131
Provision for loan losses	1,354	2,693	—	4,047
Net interest income after provision	15,314	40,967	(1,197)	55,084
Gain on branch sale	—	12,619	—	12,619
Other noninterest income	1,218	6,256	953	8,427
Noninterest expense	10,570	34,234	4,713	49,517
Operating income (loss)	$5,962	$25,608	$(4,957)	$26,613

Total assets	$170,088	$1,155,434	$22,276	$1,347,798
Gross loans	$158,129	$819,010	$—	$977,139

				Consolidated
Nine Months Ended September 30, 2013	Factoring	Banking	Corporate	TBI

Total interest income	$12,381	$11,375	$32	$23,788
Intersegment interest allocations	(1,508)	1,508	—	—
Total interest expense	1	2,462	—	2,463
Net interest income	10,872	10,421	32	21,325
Provision for loan losses	632	1,723	—	2,355
Net interest income after provision	10,240	8,698	32	18,970
Noninterest income	824	569	98	1,491
Intersegment expense allocations	100	(100)	—	—
Noninterest expense	6,961	8,834	2,272	18,067
Operating income (loss)	$4,003	$533	$(2,142)	$2,394

Total assets	$110,571	$243,533	$38,834	$392,938
Gross loans	$95,065	$170,328	$—	$265,393

NOTE 17 – SUBSEQUENT EVENTS

On November 13, 2014, the Company completed an initial public offering issuing 6,700,000 shares of common stock, $0.01 par value, at $12.00 per share for gross proceeds of $80,400.  In addition, on November 20, 2014, the underwriters exercised their option to purchase an additional 1,005,000 shares of common stock from Triumph at the initial public offering price of $12.00 per share for additional gross proceeds of $12,060, resulting in total gross proceeds of $92,460.  Net proceeds are expected to be approximately $83,000 based upon underwriting discounts and estimated offering expenses, which are not yet finalized.

In connection with the offering, the Company adopted the 2014 Omnibus Incentive Plan (Omnibus Incentive Plan).  The Omnibus Incentive Plan provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards that may be settled in, or based upon the value of, our common stock.  The aggregate number of shares of our common stock available for issuance under the Omnibus Incentive Plan is 1,200,000 shares.  On December 1, 2014, the Company granted 378,343 shares of restricted stock to certain officers and employees in accordance with the provisions of the Omnibus Incentive Plan.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

On November 13, 2014, the Company retired our senior secured indebtedness, consisting of a senior secured note with a principal amount of $11,300, a 1.0% prepayment penalty of $113, and accrued but unpaid interest of $41.  The senior secured note had an interest rate based at the prime rate with a minimum interest rate of 4.5% and was originally scheduled to mature on October 15, 2018.

On December 2, 2014, the Company received all necessary regulatory approvals to redeem all of the outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T1 and Series T2 (TARP Preferred Stock).  It is anticipated that the TARP Preferred Stock redemption will be consummated for a total redemption price of approximately $26,200 on or about December 31, 2014.

item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Registration Statement on Form S-1 declared effective November 6, 2014. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the last section of this discussion for further information on forward-looking statements.

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our two wholly owned bank subsidiaries, Triumph Savings Bank and Triumph Community Bank, we offer traditional banking products as well as commercial finance product lines focused on businesses that require specialized and tailored financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending and healthcare lending products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of September 30, 2014, we had consolidated total assets of $1.348 billion, total loans held for investment of $977 million, total deposits of $1.106 billion and total stockholders’ equity of $149 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. As a result, we have determined our reportable segments are Banking, Factoring and Corporate. For the nine months ended September 30, 2014, our banking segment generated 74% of our total revenue (comprised of interest and noninterest income, excluding the gain on branch sale), our factoring segment generated 25% of our total revenue, and our corporate segment generated 1% of our total revenue.

Recent Developments

On November 13, 2014, the Company completed an initial public offering issuing 6,700,000 shares of common stock, $0.01 par value, at $12.00 per share for gross proceeds of $80.4 million.  In addition, on November 20, 2014, the underwriters exercised their option to purchase an additional 1,005,000 shares of common stock from Triumph at the initial public offering price of $12.00 per share for additional gross proceeds of $12.1 million, resulting in total gross proceeds of $92.5 million.  Net proceeds are expected to be approximately $83.0 million based upon underwriting discounts and estimated offering expenses, which are not yet finalized.

In connection with the offering, the Company adopted the 2014 Omnibus Incentive Plan (Omnibus Incentive Plan).  The Omnibus Incentive Plan provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards that may be settled in, or based upon the value of, our common stock.  The aggregate number of shares of our common stock available for issuance under the Omnibus Incentive Plan is 1,200,000 shares.  On December 1, 2014, the Company granted 378,343 shares of restricted stock to certain officers and employees in accordance with the provisions of the Omnibus Incentive Plan.

On November 13, 2014, the Company retired our senior secured indebtedness, consisting of a senior secured note with a principal amount of $11.3 million, a 1.0% prepayment penalty of $0.1 million, and accrued but unpaid interest of $41 thousand.  The senior secured note had an interest rate based at the prime rate with a minimum interest rate of 4.5% and was originally scheduled to mature on October 15, 2018.

On December 2, 2014, the Company received all necessary regulatory approvals to redeem all of the outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series T1 and Series T2 (TARP Preferred Stock).  It is anticipated that the TARP Preferred Stock redemption will be consummated for a total redemption price of approximately $26.2 million on or about December 31, 2014.

Impact of Triumph Community Bank Acquisition

The comparability of our consolidated results of operations and our consolidated financial condition presented herein is significantly affected by the Triumph Community Bank acquisition in October 2013. Our consolidated results of operations for the three and nine months ended September 30, 2014 include the operations of Triumph Community Bank. However, our consolidated results of operations for the three and nine months ended September 30, 2013 are unaffected by the acquisition, and therefore exclude the operations of Triumph Community Bank.

In addition, certain of our credit metrics and trends have been, and continue to be, affected by the impact of purchase accounting associated with the Triumph Community Bank acquisition.  Under accounting standards for business combinations, we recorded the loans we acquired at fair value without carryover of the seller’s ALLL on the date of acquisition.   We provide an ALLL on these purchased loans based on credit deterioration subsequent to the acquisition date.  Consequently, the size of our ALLL following the acquisition and related metrics, such as our ALLL as a percentage of loans, are not comparable to pre-acquisition periods and are smaller than similar metrics for other financial institutions with loan portfolios of similar size not impacted by purchase accounting.  In addition, our net interest margin is impacted by the effect of purchase accounting, as the discounted value of the loan portfolio acquired in the Triumph Community Bank acquisition has positively impacted, and will continue to impact, the overall effective yield over the life of these loans.

Financial Highlights

The Company’s key financial highlights as of and for the three and nine months ended September 30, 2014, as compared to the prior period, are shown below:

(Dollars in thousands, except per share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Income Statement Data:
Interest income	$22,118	$9,021	$63,950	$23,788
Interest expense	1,723	893	4,819	2,463
Net interest income	20,395	8,128	59,131	21,325
Provision for loan losses	1,375	1,735	4,047	2,355
Net interest income after provision	19,020	6,393	55,084	18,970
Gain on branch sale	12,619	—	12,619	—
Other noninterest income	3,185	717	8,427	1,491
Noninterest income	15,804	717	21,046	1,491
Noninterest expense	18,461	6,547	49,517	18,067
Net income before income taxes	16,363	563	26,613	2,394
Income tax expense	6,089	211	9,631	684
Net income	10,274	352	16,982	1,710
Effects of noncontrolling interests and preferred shares	(779)	(116)	(2,054)	(1,189)
Net income available to common stockholders	$9,495	$236	$14,928	$521

Per Share Data:
Basic earnings per common share	$0.96	$0.03	$1.52	$0.06
Diluted earnings per common share	$0.91	$0.03	$1.47	$0.06
Weighted average shares outstanding - basic	9,872,923	8,800,670	9,850,640	8,078,476
Weighted average shares outstanding - diluted	10,602,155	8,807,443	10,585,931	8,081,804

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.16	$0.03	$0.71	$0.06
Adjusted weighted average shares outstanding - diluted	9,925,804	8,807,443	9,909,580	8,081,804

Performance ratios - Annualized(2):
Return on average assets	3.01%	0.36%	1.71%	0.64%
Return on average common equity (1)	26.84%	0.93%	15.08%	0.76%
Return on average tangible common equity (ROATCE) (1)	34.26%	1.08%	19.32%	0.89%
Return on average total equity	23.16%	1.32%	13.46%	2.31%
Yield on loans	8.66%	12.86%	8.88%	12.49%
Adjusted yield on loans (1)	8.03%	12.48%	7.84%	11.78%
Cost of interest bearing deposits	0.56%	1.35%	0.52%	1.34%
Cost of total deposits	0.48%	1.27%	0.44%	1.32%
Cost of total funds	0.59%	1.24%	0.56%	1.30%
Net interest margin (1)	6.69%	9.06%	6.71%	8.96%
Adjusted net interest margin (1)	6.19%	8.83%	5.91%	8.51%
Efficiency ratio (1)	78.29%	72.72%	73.30%	76.63%
Net noninterest expense to average assets (1)	4.48%	5.87%	4.14%	6.25%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2014	2013
	(Unaudited)
Balance Sheet Data:
Cash and cash equivalents	$21,567	$25,352
Investment Securities	166,234	185,397
Loans held for sale	7,295	5,393
Loans held for investment	977,139	881,099
Allowance for loan losses	(7,320)	(3,645)
Total assets	1,347,798	1,288,239
Noninterest bearing deposits	154,750	150,238
Interest bearing deposits	950,874	894,616
Senior Secured Note	11,630	12,573
Junior Subordinated Debentures	24,359	24,171
Noncontrolling interests	25,897	26,997
Preferred stockholders' equity	9,746	9,746
Common stockholders' equity (1)	140,185	123,854
Total stockholders’ equity	175,828	160,597

Per Share Data:
Book value per share	$14.18	$12.60
Tangible book value per share (1)	$11.17	$9.70
Shares outstanding end of period	9,886,778	9,832,585

Asset Quality ratios(3):
Past due to total loans	2.61%	2.78%
Nonperforming loans to total loans	1.80%	1.41%
Nonperforming assets to total assets	2.05%	2.03%
ALLL to nonperforming loans	41.68%	29.41%
ALLL to total loans	0.75%	0.41%
Net charge-offs to average loans	0.04%	0.45%

Capital ratios:
Tier 1 capital to average assets	12.20%	12.87%
Tier 1 capital to risk-weighted assets	14.59%	14.11%
Total capital to risk-weighted assets	15.27%	14.47%
Total equity to total assets	13.05%	12.47%
Total stockholders' equity to total assets	11.12%	10.37%
Tangible common stockholders' equity ratio (1)	8.38%	7.57%

(1)

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance.  The non-GAAP measures used by the Company include the following:

•	“Common stockholders’ equity” is defined as total stockholders’ equity at end of period less the liquidation preference value of the preferred stock.
•

“Adjusted diluted earnings per common share” is defined as adjusted net income available to common stockholders divided by adjusted weighted average diluted common shares outstanding.  Excluded from net income available to common stockholders are gains and expenses related to merger and acquisition-related activities, net of tax. In our judgment, the adjustments made to net income available to common stockholders allow management and investors to better assess our performance in relation to our core net income by removing the volatility associated with certain acquisition-related items and other discrete items that are unrelated to our core business. Weighted average diluted common shares outstanding are adjusted as a result of changes in their dilutive properties given the gain and expense adjustments described herein.

•	“Net interest margin” is defined as net interest income divided by average interest-earning assets.

•	“Tangible common stockholders’ equity” is common stockholders’ equity less goodwill and other intangible assets.
•	“Total tangible assets” is defined as total assets less goodwill and other intangible assets.
•

“Tangible book value per share” is defined as tangible common stockholders’ equity divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets.

•

“Tangible common stockholders’ equity ratio” is defined as the ratio of tangible common stockholders’ equity divided by total tangible assets. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period-to period in common equity and total assets, each exclusive of changes in intangible assets.

•	“Return on Average Tangible Common Equity” is defined as net income available to common stockholders divided by average tangible common stockholders’ equity.
•

“Efficiency ratio” is defined as noninterest expenses divided by our operating revenue, which is equal to net interest income plus noninterest income. Also excluded are gains and expenses related to merger and acquisition-related activities. In our judgment, the adjustments made to operating revenue allow management and investors to better assess our performance in relation to our core operating revenue by removing the volatility associated with certain acquisition-related items and other discrete items that are unrelated to our core business.

•

“Net noninterest expense to average total assets” is defined as noninterest expenses net of noninterest income divided by total average assets. Excluded are gains and expenses related to merger and acquisition-related activities.  This metric is used by our management to better assess our operating efficiency.

•

“Adjusted yield on loans” is our yield on loans after excluding loan accretion from our acquired loan portfolio.  Our management uses this metric to better assess the impact of purchase accounting on our yield on loans, as the effect of loan discount accretion is expected to decrease as the acquired loans roll off of our balance sheet.

•

“Adjusted net interest margin” is net interest margin after excluding loan accretion from the acquired loan portfolio and accretion of net discounts  and premiums for acquired time deposits.  Our management uses this metric to better assess the impact of purchase accounting on net interest margin, as the effect of loan discount accretion and accretion of net discounts and premiums related to deposits is expected to decrease as the acquired loans and deposits mature or roll off of our balance sheet.  We do not make adjustments in this measure to remove the effect of discount accretion on our junior subordinated debentures as these instruments do not mature until September 2033 and July 2036.

(2)	Amounts have been annualized.
(3)	Asset quality ratios exclude loans held for sale.

GAAP Reconciliation of Non-GAAP Financial Measures

We believe the non-GAAP financial measures included above provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. The following reconciliation table provides a more detailed analysis of the non-GAAP financial measures:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net income available to common stockholders	$9,495	$236	$14,928	$521
Less: gain on branch sale, net of tax	7,892	—	7,892	—
Adjusted net income available to common stockholders	$1,603	$236	$7,036	$521

Weighted average shares outstanding - diluted	10,602,155	8,807,443	10,585,931	8,081,804
Less: adjusted effects of assumed Preferred Stock conversion	676,351	—	676,351	—
Adjusted weighted average shares outstanding - diluted	9,925,804	8,807,443	9,909,580	8,081,804
Adjusted diluted earnings per common share	$0.16	$0.03	$0.71	$0.06

Net income available to common stockholders	$9,495	$236	$14,928	$521
Average tangible common equity	109,944	86,664	103,313	78,188
Return on average tangible common equity (ROATCE)	34.26%	1.08%	19.32%	0.89%

Efficiency ratio:
Net interest income	$20,395	$8,128	$59,131	$21,325
Noninterest income	15,804	717	21,046	1,491
Operating revenue	36,199	8,845	80,177	22,816
Less: gain on branch sale	12,619	—	12,619	—
Adjusted operating revenue	$23,580	$8,845	$67,558	$22,816

Total noninterest expenses	$18,461	$6,547	$49,517	$18,067
Less: merger and acquisition expenses	—	115	—	583
Adjusted noninterest expenses	$18,461	$6,432	$49,517	$17,484
Efficiency ratio	78.29%	72.72%	73.30%	76.63%

Net noninterest expense to average assets ratio:
Total noninterest expenses	$18,461	$6,547	$49,517	$18,067
Less: Noninterest income, excluding gain on branch sale	3,185	717	8,427	1,491
Adjusted net noninterest expenses	$15,276	$5,830	$41,090	$16,576
Average Total Assets	1,354,207	393,776	1,328,469	354,788
Net noninterest expense to average assets ratio	4.48%	5.87%	4.14%	6.25%

Reported yield on loans	8.66%	12.86%	8.88%	12.49%
Effect of accretion income on acquired loans	(0.63%)	(0.38%)	(1.04%)	(0.71%)
Adjusted yield on loans	8.03%	12.48%	7.84%	11.78%

Reported net interest margin	6.69%	9.06%	6.71%	8.96%
Effect of accretion income on acquired loans	(0.50%)	(0.30%)	(0.82%)	(0.54%)
Effect of net premium amortization of acquired deposits	—	0.07%	0.02%	0.09%
Adjusted net interest margin	6.19%	8.83%	5.91%	8.51%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2014	2013
Total stockholders' equity	$149,931	$133,600
Less: Preferred stock liquidation preference	9,746	9,746
Total common stockholders' equity	140,185	123,854
Less: Goodwill and other intangibles	29,783	28,518
Tangible common stockholders' equity	$110,402	$95,336
Common shares outstanding	9,886,778	9,832,585
Tangible book value per share	$11.17	$9.70

Total assets at end of period	$1,347,798	$1,288,239
Less: Goodwill and other intangibles	29,783	28,518
Adjusted total assets at period end	1,318,015	1,259,721
Tangible common stockholders' equity ratio	8.38%	7.57%

Results of Operations

Net Income

Three months ended September 30, 2014 compared with three months ended September 30, 2013. We earned net income of $10.3 million for the three months ended September 30, 2014 compared to $0.4 million for the three months ended September 30, 2013, an increase of $9.9 million. The increase was the result of a $12.3 million increase in net interest income, a $15.1 million increase in noninterest income, and a $0.4 million reduction in the provision for loan losses, offset by an $11.9 million increase in noninterest expense and a $5.9 million increase in income tax expense. Generally, these results reflect both the impact of the acquisition of Triumph Community Bank, whose operations contributed significant additional revenue and added significant additional expense to our operations on a period over period basis, as well as growth in our factoring operations and asset-based lending and equipment lending product lines. In the case of our asset-based lending and equipment lending product lines, such categories grew substantially from start-up operations on a period over period basis, offsetting the upfront costs we incurred in establishing such operations.  In addition, the increase in noninterest income during the three months ended September 30, 2014 was impacted by the recording of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013. We earned net income of $17.0 million for the nine months ended September 30, 2014 compared to $1.7 million for the nine months ended September 30, 2013, an increase of $15.3 million. The increase was the result of a $37.8 million increase in net interest income and a $19.6 million increase in noninterest income, partially offset by a $1.7 million increase in the provision for loan losses, a $31.5 million increase in noninterest expense and an $8.9 million increase in income tax expense. Generally, these results reflect both the impact of the acquisition of Triumph Community Bank, whose operations contributed significant additional revenue and added significant additional expense to our operations on a period over period basis, as well as growth in our factoring operations and asset-based lending and equipment lending product lines. In the case of our asset-based lending and equipment lending product lines, such categories grew substantially from start-up operations on a period over period basis, beginning to offset the upfront costs we incurred in establishing such operations.  In addition, the increase in noninterest income during the nine months ended September 30, 2014 was impacted by the recording of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, including loans and securities and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Three months ended September 30, 2014 compared with three months ended September 30, 2013. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities for the three-month periods ended September 30, 2014 and 2013:

	For the three months ended September 30,
	2014			2013
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and due from banks	$55,558	$50	0.36%	$46,143	$46	0.40%
Investment securities:
Taxable	159,779	612	1.52%	37,735	178	1.87%
Tax-exempt	6,569	15	0.91%	—	—	—
FHLB & Fed Reserve Stock	6,665	54	3.21%	843	1	0.47%
Total Loans (1)	980,238	21,387	8.66%	271,394	8,796	12.86%
Total interest earning assets	1,208,809	22,118	7.26%	356,115	9,021	10.05%
Noninterest earning assets:
Cash and due from banks	25,906			10,496
Premises and equipment	21,436			2,963
Investment security fair value adjustment	1,357			303
Goodwill and intangible assets	30,386			14,047
Other real estate owned	10,593			4,180
Bank-owned life insurance	28,876			—
Other noninterest earning assets	33,711			9,120
Allowance for loan losses	(6,867)			(3,448)
Total assets	$1,354,207			$393,776
Interest bearing liabilities:
Deposits:
Interest Bearing Deposits	215,862	37	0.07%	—	—	—
Individual Retirement Accounts	51,942	148	1.13%	30,613	152	1.97%
Money market	126,932	75	0.23%	20,731	24	0.46%
Savings deposits	73,833	9	0.05%	—	—	—
Certificates of deposit	396,287	920	0.92%	210,050	714	1.35%
Other brokered funds	45,235	100	0.88%	—	—	—
Total Deposits	910,091	1,289	0.56%	261,394	890	1.35%
Short-term borrowings	55,915	24	0.17%	7,986	3	0.15%
Senior Secured Note	11,678	134	4.55%	—	—	—
Junior Subordinated Debentures	24,320	276	4.50%	—	—	—
Total interest bearing liabilities	1,002,004	1,723	0.68%	269,380	893	1.32%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	162,619			15,811
Other liabilities	13,611			2,224
Noncontrolling interest	25,897			1,100
Common stockholders' equity	140,330			100,711
Preferred stockholders' equity	9,746			4,550
Total equity	175,973			106,361
Total liabilities and equity	$1,354,207			$393,776
Net interest income		$20,395			$8,128
Interest spread (2)			6.58%			8.73%
Net interest margin on a fully tax-equivalent basis (3)			6.69%			9.06%

1.	Balance totals include respective nonaccrual assets.
2.	Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
3.	Net interest margin is the ratio of net interest income to average interest-earning assets.

We earned net interest income of $20.4 million for the three months ended September 30, 2014 compared to $8.1 million for the three months ended September 30, 2013, an increase of $12.3 million. This increase was driven by a significant increase in the average volume of our interest-earning assets and interest bearing liabilities, which was attributable both to the assets and liabilities acquired in the Triumph Community Bank acquisition and organic growth. Average total interest earning assets increased to $1.209 billion for the three months ended September 30, 2014 from $356 million for the three months ended September 30, 2013. Net interest margin declined to 6.69% for the three months ended September 30, 2014 from 9.06% for the three months ended September 30, 2013.  This 237 basis point decline in net interest margin is largely due to the shift in our mix of interest earning assets and interest bearing liabilities.

Total interest income earned for the three months ended September 30, 2014 was $22.1 million, versus $9.0 million for the three months ended September 30 2014, an increase of $13.1 million.  Interest income earned on the loan portfolio increased $12.6 million period over period to $21.4 million, while earnings from investment securities and other earning balances increased $0.5 million. The increase in loan interest income is largely attributable to the increase in the average balances of the loan portfolio which increased $709 million in the three months ended September 30, 2014 over the three months ended September 30, 2013.  Within the loan portfolio we experienced changes in the mix of average balances for the three months ended September 30, 2014 versus September 30, 2013 with the most significant increases being attributable to the Triumph Community Bank portfolio acquired October 15, 2013, and organic growth in our factored receivables, mortgage warehouse lending, and loan products originated under our Triumph Commercial Finance brand including equipment lending and asset based lending. The 420 basis point decline in the yield earned on the loan portfolio for the three months ended September 30, 2014 of 8.66% compared to 12.86% for the three months ended September 30, 2013 is largely attributable to the change in portfolio composition as the assets acquired in the Triumph Community Bank acquisition, and those we have originated at Triumph Community Bank in our community banking markets following the acquisition, generally have lower yields than our Triumph Savings Bank loan portfolio.  See “Financial Condition—Assets” for a description of the changes in our asset mix in the periods following the Triumph Community Bank acquisition.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition. The aggregate increased yield on our loan portfolio attributable to this discount accretion was 63 basis points for the three months ended September 30, 2014 and 38 basis points for the three months ended September 30, 2013. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 8.03% and 12.48% for the three months ended September 30, 2014 and 2013, respectively.  We anticipate that the contribution of this discount accretion to our interest income will decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset by continued growth in our higher yielding specialized commercial finance product lines.  As of September 30, 2014, there was approximately $12.4 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Equity Bank and acquired Triumph Community Bank loan portfolios.

The decreases in our net interest margin resulting from changes in the average yield in our loan portfolio discussed above were offset in part by a reduction in our average cost of funds as we realized the benefits of the lower rate structure of deposits present at Triumph Community Bank. Our average cost of interest-bearing liabilities declined to 0.68% for the three months ended September 30, 2014 from 1.32% for the three months ended September 30, 2013, a decrease of 64 basis points.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above and the amortization of purchase premiums on acquired deposits, was 6.19% and 8.83% for the three months ended September 30, 2014 and 2013, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest-earning assets and the interest incurred on our interest-bearing liabilities for the three-month periods ended September 30, 2014 and 2013:

	For the three months ended
	September 30, 2014 vs. 2013
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and Fed funds sold	$(4)	8	4
Investment securities:
Taxable	(33)	467	434
Tax-exempt	—	15	15
FHLB & Fed Reserve Stock	6	47	53
Total Loans	(2,875)	15,466	12,591
Total interest income	(2,906)	16,003	13,097

Interest bearing liabilities:
Interest Bearing Deposits	—	37	37
Individual Retirement Accounts	(65)	61	(4)
Money market	(12)	63	51
Savings deposits	—	9	9
Certificates of deposit	(226)	432	206
Other brokered funds	—	100	100
Total Deposits	(303)	702	399
Short-term borrowings	—	21	21
Senior Secured Bank Stock Notes	—	134	134
Junior Subordinated Debentures	—	276	276
Total interest expense	(303)	1,133	830
Change in net interest income	$(2,603)	14,870	12,267

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities for the nine-month periods ended September 30, 2014 and 2013:

	For the nine months ended September 30,
	2014			2013
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and due from banks	$72,544	$185	0.34%	$30,408	$92	0.40%
Investment securities:
Taxable	163,372	1,827	1.50%	39,922	604	2.02%
Tax-exempt	6,918	46	0.89%	—	—	—
FHLB & Fed Reserve Stock	6,007	159	3.54%	599	3	0.67%
Total Loans (1)	929,909	61,733	8.88%	247,219	23,089	12.49%
Total interest earning assets	1,178,750	63,950	7.25%	318,148	23,788	10.00%
Noninterest earning assets:
Cash and due from banks	26,914			7,987
Premises and equipment	22,501			2,957
Investment security fair value adjustment	1,100			579
Goodwill and intangible assets	29,008			14,047
Other real estate owned	12,137			4,560
Bank-owned life insurance	28,742			—
Other noninterest earning assets	34,726			9,092
Allowance for loan losses	(5,409)			(2,582)
Total assets	$1,328,469			$354,788
Interest bearing liabilities:
Deposits:
Interest Bearing Deposits	224,425	120	0.07%	—	—	—
Individual Retirement Accounts	52,637	432	1.10%	29,208	418	1.91%
Money market	136,341	234	0.23%	33,166	72	0.29%
Savings deposits	73,460	28	0.05%	1	—	—
Certificates of deposit	368,363	2,512	0.91%	183,480	1,967	1.43%
Other brokered funds	51,438	212	0.55%	—	—	—
Total Deposits	906,664	3,538	0.52%	245,855	2,457	1.34%
Short-term borrowings	47,641	51	0.14%	4,841	6	0.17%
Senior Secured Note	11,990	411	4.58%	—	—	—
Junior Subordinated Debentures	24,257	819	4.51%	—	—	—
Total interest bearing liabilities	990,552	4,819	0.65%	250,696	2,463	1.31%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	158,860			2,231
Other liabilities	10,420			3,062
Noncontrolling interest	26,570			1,964
Common stockholders' equity	132,321			92,236
Preferred stockholders' equity	9,746			4,599
Total equity	168,637			98,799
Total liabilities and equity	$1,328,469			$354,788
Net interest income		$59,131			$21,325
Interest spread (2)			6.60%			8.69%
Net interest margin on a fully tax-equivalent basis (3)			6.71%			8.96%

1.	Balance totals include respective nonaccrual assets.
2.	Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
3.	Net interest margin is the ratio of net interest income to average interest-earning assets.

We earned net interest income of $59.1 million for the nine months ended September 30, 2014, compared with $21.3 million for the nine months ended September 30, 2013, an increase of $37.8 million. The increase in net interest income was driven by increases in average interest-earning assets, which was attributable both to the presence of the loans and other interest-earning assets acquired in the Triumph Community Bank acquisition, as well as increases in our factored receivables, asset-based lending and equipment lending portfolios as we continued to execute on our growth strategy for such products. The average balance of our interest-earning assets was $1.179 billion for the nine months ended September 30, 2014 compared to $318 million for the nine months ended September 30, 2013, an increase of $861 million.

The growth in net interest income attributable to increases in our average interest-earning assets was offset in part by a decrease in our net interest margin, as the Triumph Community Bank acquisition significantly changed the composition of both our asset and liability portfolio. Net interest margin decreased to 6.71% for the nine months ended September 30, 2014 from 8.96% for the nine months ended September 30, 2013, a decrease of 225 basis points.

The decline in our net interest margin resulted from a decrease in yields on our interest-bearing assets, driven by the same general factors impacting our average yields for the three-month periods ended September 30, 2014 and September 30, 2013. Specifically, the impact of the relatively lower yielding assets acquired in the Triumph Community Bank acquisition more than offset the growth in our higher yielding factoring, asset-based lending, and equipment lending product lines. Our average yield on earning assets decreased to 7.25% for the nine months ended September 30, 2014 from 10.00% for the nine months ended September 30, 2013, a decrease of 275 basis points.

A component of the yield of our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition. The aggregate increased yield on our portfolio attributable to this discount accretion was 104 basis points for the nine months ended September 30, 2014 and 71 basis points for the nine months ended September 30, 2013. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.84% and 11.78% for the nine months ended September 30, 2014 and 2013, respectively We anticipate that the contribution of this discount accretion to our overall yield will decline over time, but that any resulting decreases in aggregate yield on our loan portfolio will be offset by continued growth in our higher yielding specialized commercial finance product lines, increasing the percentage of our total loan portfolio represented by such assets.  As of September 30, 2014, there was approximately $12.4 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Equity Bank and acquired Triumph Community Bank loan portfolios.

The decreases in our net interest margin resulting from changes in the average yield in our loan portfolio discussed above were offset in part by a reduction in our average cost of funds as we realized the benefits of the lower rate structure of deposits present at Triumph Community Bank. Our average cost of interest-bearing liabilities fell to 0.65% for the nine months ended September 30, 2014 from 1.31% for the nine months ended September 30, 2013, a decrease of 66 basis points.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above and the amortization of purchase premiums on acquired deposits, was 5.91% and 8.51% for the nine months ended September 30, 2014 and 2013, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest-earning assets and the interest incurred on our interest-bearing liabilities for the nine-month periods ended September 30, 2014 and 2013:

	For the nine months ended
	September 30, 2014 vs. 2013
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and Fed funds sold	$(14)	107	93
Investment securities:
Taxable	(158)	1,381	1,223
Tax-exempt	—	46	46
FHLB & Fed Reserve Stock	13	143	156
Total Loans	(6,677)	45,321	38,644
Total interest income	(6,836)	46,998	40,162

Interest bearing liabilities:
Interest Bearing Deposits	—	120	120
Individual Retirement Accounts	(178)	192	14
Money market	(15)	177	162
Savings deposits	—	28	28
Certificates of deposit	(716)	1,261	545
Other brokered funds	—	212	212
Total Deposits	(909)	1,990	1,081
Short-term borrowings	(1)	46	45
Senior Secured Bank Stock Notes	—	411	411
Junior Subordinated Debentures	—	819	819
Total interest expense	(910)	3,266	2,356
Change in net interest income	$(5,926)	43,732	37,806

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

Under accounting standards for business combinations, acquired loans are recorded at fair value on the date of acquisition. This fair value adjustment eliminates any of the seller’s allowance for loan loss associated with such loans as of such date as any credit exposure associated with such loans is incorporated into the fair value adjustment.  The fair value of the loan portfolio acquired in the Triumph Community Bank acquisition was $568.4 million (compared to an acquired unpaid balance of $592.6 million). A provision for loan losses is recorded for the emergence of new probable and estimable losses on acquired loans after the acquisition date.

Our provision for loan losses was $1.4 million for the three months ended September 30, 2014 compared to $1.7 million for the three months ended September 30, 2013. The decreased provision was due to a $1.4 million provision recorded during the three months ended September 30, 2013 related to a defaulted floor plan loan, offset by increased provision due to increased allowance allocation for incurred losses recorded on collectively evaluated loans originated during such period, as we experienced a greater volume of new loan origination for the three months ended September 30, 2014 compared to September 30, 2013, both as a result of growth in our commercial finance product lines and as a result of new loans originated in our Triumph Community Bank loan portfolio.  We experienced net charge-offs of $0.3 million in the three months ended September 30, 2014 compared to net charge-offs of $1.5 million for the same period in 2013 ($1.4 million of which related to the defaulted floor plan loan discussed above).

The provision for loan losses was $4.0 million for the nine months ended September 30, 2014 compared to $2.4 million for the nine months ended September 30, 2013. This increased provision was primarily due to increased allowance allocation for incurred losses recorded on collectively evaluated loans originated during such period, as we experienced a greater volume of new loan origination for the nine months ended September 30, 2014 compared to September 30, 2013, both as a result of growth in our commercial finance product lines and as a result of new loans originated in our Triumph Community Bank loan portfolio.  Net charge-offs were $0.4 million for the nine months ended September 30, 2014 compared to $1.6 million for the nine months ended September 30, 2013 ($1.4 million of which related to the defaulted floor plan loan discussed above). Our ALLL was $7.3 million as of September 30, 2014 versus $3.6 million as of December 31, 2013.

Noninterest Income

The following table presents the major categories of noninterest income for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Service charges on deposits	838	—	100.0%	2,451	—	100.0%
Card income	544	—	100.0%	1,582	—	100.0%
Net realized gains (losses) and valuation adjustments on OREO	(11)	87	(112.6%)	(340)	67	(607.5%)
Net gains on sale of loans	484	276	75.4%	1,058	352	200.6%
Fee income	448	324	38.3%	1,267	834	51.9%
Gain on branch sale	12,619	—	100.0%	12,619	—	100.0%
Asset management fees	374	—	100.0%	503	—	100.0%
Other	508	30	1593.3%	1,906	238	700.8%
Total noninterest income	$15,804	$717	2104.2%	$21,046	$1,491	1311.5%

Three months ended September 30, 2014 compared with three months ended September 30, 2013. We earned noninterest income of $15.8 million for the three months ended September 30, 2014, compared to $0.7 million for the three months ended September 30, 2013, an increase of $15.1 million. This increase was significantly impacted by the realization of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014 for net cash proceeds of $57.4 million.  Under the terms of the sale, the acquirer assumed branch deposits of $36.3 million, purchased selected loans in the local market with a carrying amount of $78.1 million, and acquired $2.3 million of premises and equipment associated with the branch.

Excluding the branch sale gain, we earned noninterest income of $3.2 million for the three months ended September 30, 2014 compared to $0.7 million for the three months ended September 30, 2013, an increase of $3.1 million.  The increase was primarily due to noninterest income earned with respect to new products and services added as part of the Triumph Community Bank acquisition, including service charges on deposit accounts, card income, net gains on sale of residential mortgages originated for sale, other miscellaneous fees and income earned by Triumph Community Bank associated with its trust activities and bank-owned life insurance, as well as check cashing and wire transfer fees.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, increased from zero for the three months ended September 30, 2013 to $0.8 million for the three months ended September 30, 2014.

•	Card Income. Income from credit and debit card accounts increased from zero for the three months ended September 30, 2013 to $0.5 million for the three months ended September 30, 2014.
•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, increased 75% due to the increased sales activity resulting from the Triumph Community Bank acquisition.

•

Fee Income.  Fee income, comprised primarily of fees and services charges earned from services provided to our factoring clients, increased 38% due to the growth experienced in our factored accounts receivable portfolio.

•

Asset Management Fees.  Asset management fees earned by TCA increased from zero for the three months ended September 30, 2013 to $0.4 million for the three months ended September 30, 2014.  The increase was due to asset management fees earned during the three months ended September 30, 2014 which commenced upon the closing of TCA’s first CLO offering in May 2014 and second CLO offering in August 2014.

•

Other.  Other income increased from $30 thousand for the three months ended September 30, 2013 to $0.5 million for the three months ended September 30, 2014, primarily due to new income for check cashing and wire transfer fees at Triumph Community Bank retail branches being reflected in this category, as well as income associated with Triumph Community Bank’s trust activities and bank-owned life insurance acquired as part of the Triumph Community Bank acquisition.

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. We earned noninterest income of $21.0 million for the nine months ended September 30, 2014 compared to $1.5 million for the nine months ended September 30, 2013, an increase of $19.5 million. This increase was significantly impacted by the realization of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014 for net cash proceeds of $57.4 million.  Under the terms of the sale, the acquirer assumed branch deposits of $36.3 million, purchased selected loans in the local market with a carrying amount of $78.1 million, and acquired $2.3 million of premises and equipment associated with the branch.

Excluding the branch sale gain, we earned noninterest income of $8.4 million for the nine months ended September 30, 2014 compared to $1.5 million for the nine months ended September 30, 2013, an increase of $6.9 million. This increase was largely due to noninterest income earned with respect to new products and services added as part of the Triumph Community Bank acquisition, including transactional deposit account fees and charges, debit and credit card fee revenue and wire transfer and check cashing fee income.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, increased from zero for the nine months ended September 30, 2013 to $2.5 million for the nine months ended September 30, 2014.

•	Card Income. Income from credit and debit card accounts increased from zero for the nine months ended September 30, 2013 to $1.6 million for the nine months ended September 30, 2014.
•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, increased 201% due to the increased sales activity resulting from the Triumph Community Bank acquisition.

•

Fee Income.  Fee income, comprised primarily of fees and services charges earned from services provided to our factoring clients, increased 52% due to the growth experienced in our factored accounts receivable portfolio.

•

Asset Management Fees.  Asset management fees earned by TCA increased from zero for the nine months ended September 30, 2013 to $0.5 million for the nine months ended September 30, 2014.  The increase was due to asset management fees earned during the nine months ended September 30, 2014 which commenced upon the closing of TCA’s first CLO offering in May 2014 and second CLO offering in August 2014.

•

Other.  Other income increased from $0.2 million for the nine months ended September 30, 2013 to $1.9 million for the nine months ended September 30, 2014, primarily due to new income for check cashing and wire transfer fees at Triumph Community Bank retail branches being reflected in this category, as well as income associated with Triumph Community Bank’s trust activities and bank-owned life insurance acquired as part of the Triumph Community Bank acquisition.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Salaries and employee benefits	11,032	4,540	143.0%	29,379	12,415	136.6%
Occupancy, furniture and equipment	1,333	488	173.2%	3,960	1,346	194.2%
FDIC insurance assessment	280	79	254.4%	821	216	280.1%
Carrying costs for OREO	73	28	160.7%	305	181	68.5%
Professional fees	1,043	345	202.3%	2,428	1,005	141.6%
Amortization of intangible assets	746	—	100.0%	2,196	—	100.0%
Advertising and promotion	1,102	175	529.7%	2,228	460	384.3%
Communications and technology	954	230	314.8%	2,787	659	322.9%
Other	1,898	662	186.7%	5,413	1,785	203.2%
Total noninterest expense	$18,461	$6,547	182.0%	$49,517	$18,067	174.1%

Three months ended September 30, 2014 compared with three months ended September 30, 2013. Noninterest expense totaled $18.5 million for the three months ended September 30, 2014 compared to $6.5 million for the three months ended September 30, 2013, an increase of $12.0 million. This increase is attributable both to the costs of the significant personnel, facilities and infrastructure acquired in the Triumph Community Bank acquisition, as well as continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $11.0 million for the three months ended September 30, 2014 compared to $4.5 million for the three months ended September 30, 2013, an increase of $6.5 million. This increase is primarily attributable to a significant increase in the total size of our workforce between these periods. Our full-time equivalent employees totaled 455.5 and 133.0 at September 30, 2014 and 2013, respectively. Sources of this increased headcount include employees hired as part of the Triumph Community Bank acquisition (approximately 290 additional full-time equivalent employees), as well as additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including the establishment of our asset management business. Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, 401(k) expense, and $0.4 million related to the immediate and full acceleration of vesting on all remaining nonvested restricted stock units in anticipation of the Company’s initial public offering.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $1.3 million for the three months ended September 30, 2014 compared to $0.5 million for the three months ended September 30, 2013, an increase of $0.8 million. This increase is primarily attributable to the cost of the retail branches acquired in the Triumph Community Bank acquisition including utilities, rent, depreciation and other occupancy expenses.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $1.0 million for the three months ended September 30, 2014 compared to $0.3 million for the three months ended September 30, 2013, an increase of $0.7 million. This increase is partially attributable to approximately $0.3 million of professional fees associated with the Company’s preparation to support being a public company in conjunction with the initial public offering of our common stock.  In addition, incremental costs were incurred for increased expenses associated with external audit and tax return preparation as a result of the Triumph Community Bank acquisition.

•

Amortization of Intangible Assets. Amortization of intangible assets was $0.7 million for the three months ended September 30, 2014 compared to zero for the three months ended September 30, 2013. This increase is primarily attributable to the amortization of core deposit intangibles associated with the Triumph Community Bank acquisition and customer relationship intangibles recorded as part of the Doral Healthcare Finance acquisition.

•

Advertising and Promotion. Advertising and promotion expenses were $1.1 million for the three months ended September 30, 2014 compared to $0.2 million for the three months ended September 30, 2013, an increase of $0.9 million. This increase is primarily attributed to $0.8 million of costs incurred for the marketing and rebranding of Triumph Business Capital and Triumph Community Bank during the period.

•

Communications and Technology. Communications and technology expenses were $1.0 million for the three months ended September 30, 2014 compared to $0.2 million for the three months ended September 30, 2013, an increase of $0.8 million. This increase is attributed both to the communications and technology expense associated with our larger workforce generally and additional hardware and software expenses acquired as part of the Triumph Community Bank acquisition.

•

Other. Increases experienced in other noninterest expense items in the three months ended September 30, 2014 versus the three months ended September 30, 2013 are largely attributable to the impact of incurring the routine expenses of Triumph Community Bank which was acquired in October 2013.  Increases in other expenses, loan-related expenses, utilities, postage and subscription expenses totaling $1.9 million for the three months ended September 30, 2014, are largely attributable to the impact of the Triumph Community Bank acquisition, and continued growth in our commercial finance products.

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Noninterest expense totaled $49.5 million for the nine months ended September 30, 2014 compared to $18.1 million for the nine months ended September 30, 2013, an increase of $31.4 million. This increase is attributable both to the costs of the significant personnel, facilities and infrastructure acquired in the Triumph Community Bank acquisition, as well as continued investments we made in personnel and infrastructure to support growth in our commercial finance product lines and other strategic initiatives over the course of the fiscal year.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $29.4 million for the nine months ended September 30, 2014 compared to $12.4 million for the nine months ended September 30, 2013, an increase of $17.0 million. This increase is primarily attributable to a significant increase in the total size of our workforce between the periods. Our full-time equivalent employees totaled 455.5 and 133.0 at September 30, 2014 and 2013, respectively. Sources of this increased headcount include employees hired as part of the Triumph Community Bank acquisition (approximately 290 additional full-time equivalent employees), as well as additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including the establishment of our asset management business. Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expense was $4.0 million for the nine months ended September 30, 2014 compared to $1.3 million for the nine months ended September 30, 2013, an increase of $2.7 million. This increase was primarily attributable to additional occupancy expenses related to the operation of Triumph Community Bank’s offices and retail branch network.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $2.4 million for the nine months ended September 30, 2014 compared to $1.0 million for the nine months ended September 30, 2013, an increase of $1.4 million. This increase is partially attributable to approximately $0.4 million of professional fees associated with the Company’s preparation to support being a public company in conjunction with the initial public offering of our common stock.  In addition, incremental costs were incurred for increased expenses associated with external audit and tax return preparation as a result of the Triumph Community Bank acquisition.

•

Amortization of Intangible Assets. Amortization of intangible assets was $2.2 million for the nine months ended September 30, 2014 compared to zero for the nine months ended September 30, 2013. This increase is primarily attributable to the amortization of core deposit intangibles associated with the Triumph Community Bank acquisition and customer relationship intangibles recorded as part of the Doral Healthcare Finance acquisition.

•

Advertising and Promotion. Advertising and promotion expenses were $2.2 million for the nine months ended September 30, 2014 compared to $0.5 million for the nine months ended September 30, 2013, an increase of $1.7 million. This increase is primarily attributed to $1.5 million of costs incurred for the marketing and rebranding of Triumph Business Capital and Triumph Community Bank during the period, as well as increases in general advertising and promotion costs due to the acquisition of Triumph Community Bank.

•

Communications and Technology. Communications and technology expenses were $2.8 million for the nine months ended September 30, 2014, compared to $0.7 million for the nine months ended September 30, 2013, an increase of $2.1 million. This increase is attributed both to the communication and technology expense associated with our larger workforce generally and additional hardware and software expenses assumed as part of the Triumph Community Bank acquisition.

•

Other. Other expenses, including loan-related expenses, utilities, postage, and subscription expenses, were $5.4 million for the nine months ended September 30, 2014 compared to $1.8 million for the nine months ended September 30, 2013, an increase of $3.6 million. Our other expenses increased as a result of the impact of the Triumph Community Bank acquisition.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended September 30, 2014 was $6.1 million compared to $0.2 million for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was 37% and was also 37% for the three months ended September 30, 2013.

Income tax expense for the nine months ended September 30, 2014 was $9.6 million compared to $0.7 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the effective tax rate was 36% compared to 29% for the nine months ended September 30, 2013.  The effective tax rate for the nine months ended September 30, 2013 was lowered by permanent differences attributable to the tax treatment of the initial distributions made to our Triumph Commercial Finance Class B security holders included in noncontrolling interest.

Operating Segment Results

Our reportable segments are Factoring, Banking and Corporate which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The banking segment includes the operations of Triumph Savings Bank, and since October 15, 2013 includes the operations of Triumph Community Bank. Our banking segment derives its revenue principally from investments in interest-earning assets as well as noninterest income typical for the banking industry. The banking segment also includes certain factored receivables which are purchased by Triumph Savings Bank under its Triumph Commercial Finance brand as opposed to at Triumph Business Capital.  Corporate includes holding company financing and investment activities, management and administrative expenses to support the overall operations of the Company, and the asset management operations of Triumph Capital Advisors.

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds.  Intersegment interest expense is allocated to the factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and are not allocated for segment purposes.  Certain factored receivables not originated through Triumph Business Capital are included in the Banking segment.

Three months ended September 30, 2014 compared with three months ended September 30, 2013. The following tables present our primary operating results for our operating segments as of and for the three-month periods ended September 30, 2014 and 2013, respectively.

				Consolidated
Three Months Ended September 30, 2014	Factoring	Banking	Corporate	TBI
(Dollars in thousands)
Total interest income	$7,423	$14,689	$6	$22,118
Intersegment interest allocations	(990)	990	—	—
Total interest expense	—	1,312	411	1,723
Net interest income (expense)	6,433	14,367	(405)	20,395
Provision for loan losses	452	923	—	1,375
Net interest income after provision	5,981	13,444	(405)	19,020
Gain on branch sale	—	12,619	—	12,619
Other noninterest income	431	2,345	409	3,185
Noninterest expense	4,125	12,344	1,992	18,461
Operating income (loss)	$2,287	$16,064	$(1,988)	$16,363

Total assets	$170,088	$1,155,434	$22,276	$1,347,798
Gross loans	$158,129	$819,010	$—	$977,139

				Consolidated
Three Months Ended September 30, 2013	Factoring	Banking	Corporate	TBI
(Dollars in thousands)
Total interest income	$4,704	$4,290	$27	$9,021
Intersegment interest allocations	(577)	577	—	—
Total interest expense	—	893	—	893
Net interest income	4,127	3,974	27	8,128
Provision for loan losses	341	1,394	—	1,735
Net interest income after provision	3,786	2,580	27	6,393
Noninterest income	256	385	76	717
Intersegment expense allocations	14	(14)	—	—
Noninterest expense	2,454	3,026	1,067	6,547
Operating income (loss)	$1,574	$(47)	$(964)	$563

Total assets	$110,571	$243,533	$38,834	$392,938
Gross loans	$95,065	$170,328	$—	$265,393

Factoring. Our factoring segment’s operating income for the three months ended September 30, 2014 was $2.3 million, compared with $1.6 million for the three months ended September 30, 2013, an increase of $0.7 million. This increase was due to growth in interest and noninterest income as factored receivables in our factoring segment grew from $95.1 million as of September 30, 2013 to $158.1 million as of September 30, 2014. Growth experienced in our factoring portfolio resulted from increased marketing efforts and growth initiatives during 2013 and 2014 as well as favorable economic conditions driving increased activity generally in the transportation sector. This increase in income from the growth in our portfolio more than offset the increased variable expenses associated with this growth, mostly personnel costs required to service our larger portfolio. Net interest income was $6.4 million for the three months ended September 30, 2014 compared to $4.1 million for the three months ended September 30, 2013, an increase of $2.3 million, driven by growth in our portfolio which more than offset the increased intersegment interest allocation attributable to this growth. Noninterest expense was $4.1 million for the three months ended September 30, 2014 compared with $2.5 million for the three months ended September 30, 2013, driven primarily by increased personnel costs incurred in connection with growth in our factoring portfolio as well $0.4 million of costs associated with the rebranding of Triumph Business Capital. Our provision for loan losses was $0.5 million for the three months ended September 30, 2014 compared with $0.3 million for the three months ended September 30, 2013. This increased provision was due to increased allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased during such period, as we experienced a greater volume of new factored receivables purchased for the three months ended September 30, 2014 compared to September 30, 2013.

Banking. Our banking segment’s operating income totaled $16.1 million for the three months ended September 30, 2014 compared to an operating loss of $47 thousand for the three months ended September 30, 2013. This increase was significantly impacted by the recording of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014.  We also experienced increases in interest income and noninterest income attributable the Triumph Community Bank acquisition, as well as growth in the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand. These increases more than offset the increased operating expenses in personnel, facilities and infrastructure incurred in connection with the Triumph Community Bank acquisition and to support the growth in our asset-based lending and equipment lending. Net interest income was $14.4 million for the three months ended September 30, 2014, compared to $4.0 million for the three months ended September 30, 2013, an increase of $10.4 million, reflecting both the interest income from the loan portfolio acquired in the Triumph Community Bank acquisition and growth in the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand as discussed above, offset in part by increases in our interest expense associated with the larger total pool of interest-bearing liabilities acquired as part of the Triumph Community Bank acquisition. Growth in the volume of these interest-bearing liabilities was mitigated in part by changes in our liability mix as a result for the Triumph Community Bank acquisition, which lowered our overall cost of funds. Excluding the gain on branch sale discussed above, noninterest income was $2.3 million for the three months ended September 30, 2014 compared to $0.4 million for the three months ended September 30, 2013. This increase was due primarily to income from the fee-generating transaction products and services acquired as part of the Triumph Community Bank acquisition, most notably service charges and card fees. Noninterest expense was $12.3 million for the three months ended September 30, 2014, compared with $3.0 million for the three months ended September 30, 2013, an increase of $9.3 million, driven primarily by increased expenses in personnel, facilities and infrastructure incurred in connection with the Triumph Community Bank acquisition, as well as increased costs incurred in connection with the growth of our asset-based lending and equipment lending. We also incurred $0.4 million of expenses during the three months ended September 30, 2014 related to the Triumph Community Bank rebranding.  Our provision for loan losses was $0.9 million for the three months ended September 30, 2014 compared with $1.4 million for the three months ended September 30, 2013. The decreased provision was due to a $1.4 million provision recorded during the three months ended September 30, 2013 related to a defaulted floor plan loan, offset by increases during 2014 consistent with the growth in our loan portfolio.

Corporate. The Corporate segment’s operating loss totaled $2.0 million for the three months ended September 30, 2014, compared with $1.0 million for the three months ended September 30, 2013. Included in this result is an increase in interest expense of $0.4 million for the three months ended September 30, 2014 related to the junior subordinated debentures issued by NBI, which we acquired as part of the Triumph Community Bank acquisition, and the senior secured bank loan entered into in connection with the Triumph Community Bank acquisition.  Also included is an increase of $0.9 million in noninterest expenses for the three months ended September 30, 2014, related primarily to increases in management and administrative expenses at the holding company level not attributable to an operating segment, increases in personnel and operating expenses related to the company’s asset management operations, and $0.3 million of costs incurred in conjunction with our transition to being a public company. These items were offset in part by increases in noninterest income of $0.3 million, related primarily to asset management fees earned by the Company’s wholly owned subsidiary, Triumph Capital Advisors, which commenced upon the completed offerings of its CLO vehicles.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013. The following tables present our primary operating results for our operating segments as of and for the nine-month periods ended September 30, 2014 and 2013, respectively.

				Consolidated
Nine Months Ended September 30, 2014	Factoring	Banking	Corporate	TBI
(Dollars in thousands)
Total interest income	$19,165	$44,753	$32	$63,950
Intersegment interest allocations	(2,497)	2,497	—	—
Total interest expense	-	3,590	1,229	4,819
Net interest income (expense)	16,668	43,660	(1,197)	59,131
Provision for loan losses	1,354	2,693	—	4,047
Net interest income after provision	15,314	40,967	(1,197)	55,084
Gain on branch sale	-	12,619	—	12,619
Other noninterest income	1,218	6,256	953	8,427
Noninterest expense	10,570	34,234	4,713	49,517
Operating income (loss)	5,962	25,608	(4,957)	26,613

Total assets	$170,088	$1,155,434	$22,276	$1,347,798
Gross loans	$158,129	$819,010	$—	$977,139

				Consolidated
Nine Months Ended September 30, 2013	Factoring	Banking	Corporate	TBI
(Dollars in thousands)
Total interest income	$12,381	$11,375	$32	$23,788
Intersegment interest allocations	(1,508)	1,508	—	—
Total interest expense	1	2,462	—	2,463
Net interest income	10,872	10,421	32	21,325
Provision for loan losses	632	1,723	—	2,355
Net interest income after provision	10,240	8,698	32	18,970
Noninterest income	824	569	98	1,491
Intersegment expense allocations	100	(100)	—	—
Noninterest expense	6,961	8,834	2,272	18,067
Operating income (loss)	4,003	533	(2,142)	2,394

Total assets	$110,571	$243,533	$38,834	$392,938
Gross loans	$95,065	$170,328	$—	$265,393

Factoring. Our factoring segment’s operating income for the nine months ended September 30, 2014 was $6.0 million, compared with $4.0 million for the nine months ended September 30, 2013, an increase of $2.0 million. This increase was due to growth in interest and noninterest income as factored receivables in our factoring segment grew from $95.1 million as of September 30, 2013 to $158.1 million as of September 30, 2014. Growth experienced in our factoring portfolio resulted from execution on our growth strategy for such product, increased marketing efforts and initiatives during 2014 as well as favorable economic conditions driving increased activity generally in the transportation sector. This increase in income from the growth in our portfolio more than offset the increased variable expenses associated with this growth, mostly personnel costs required to service our larger portfolio. Net interest income was $16.7 million for the nine months ended September 30, 2014, compared to $10.9 million for the nine months ended September 30, 2013, driven by growth in our portfolio which more than offset the increased intersegment interest allocation attributable to this growth. Noninterest expense was $10.6 million for the nine months ended September 30, 2014, compared with $7.0 million for the nine months ended September 30, 2013, an increase of $3.6 million, driven primarily by increased personnel costs incurred in connection with growth in our factoring portfolio as well as $1.0 million of costs associated with the rebranding of Triumph Business Capital. Our provision for loan losses was $1.4 million for the nine months ended September 30, 2014, compared with $0.6 million for the nine months ended September 30, 2013. This increased provision was due to increased allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased during such period, as we experienced a greater volume of new factored receivables purchased for the nine months ended September 30, 2014 compared to September 30, 2013.

Banking. Our banking segment’s operating income totaled $25.6 million for the nine months ended September 30, 2014 compared to $0.5 million for the nine months ended September 30, 2013. This increase was significantly impacted by the recording of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014.  We also experienced increases in interest income and noninterest income attributable to the Triumph Community Bank acquisition, as well as growth in the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand experienced during 2014 as we continued to execute on our growth strategy for such products. These increases more than offset the increased operating expenses in personnel, facilities and infrastructure incurred in connection with the Triumph Community Bank acquisition, as well as increased costs and expenses incurred to support the growth in our asset-based lending and equipment lending operations. Net interest income was $43.7 million for the nine months ended September 30, 2014, compared to $10.4 million for the nine months ended September 30, 2013, an increase of $33.3 million, reflecting both the interest income from the loan portfolio acquired in the Triumph Community Bank acquisition as well as growth in the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand as discussed above. Interest income was offset in part by increases in our interest expense associated with the larger total pool of interest-bearing liabilities acquired as part of the Triumph Community Bank acquisition; however, this increase was largely offset by changes in our liability mix as a result of the Triumph Community Bank acquisition, which lowered our overall cost of funds. Excluding the gain on branch sale discussed above, noninterest income was $6.3 million for the nine months ended September 30, 2014 compared to $0.6 million for the nine months ended September 30, 2013, attributable primarily to the addition of fee-generating products and services acquired as part of the Triumph Community Bank acquisition, most notably, service charges and card fees. Noninterest expense was $34.2 million for the nine months ended September 30, 2014, compared with $8.8 million for the nine months ended September 30, 2013, an increase of $25.4 million, driven both by increased expenses in personnel, facilities and infrastructure incurred in connection with the Triumph Community Bank acquisition as well as increased costs incurred in connection with the growth of our asset-based lending and equipment lending. We also incurred $0.6 million of expenses during the nine months ended September 30, 2014 related to the Triumph Community Bank rebranding. Our provision for loan losses was $2.7 million for the nine months ended September 30, 2014, compared with $1.7 million for the nine months ended September 30, 2013, driven primarily by growth in our equipment lending product lines.

Corporate. The Corporate segment’s operating loss totaled $5.0 million for the nine months ended September 30, 2014, compared with $2.1 million for the nine months ended September 30, 2013.  Included in this result is an increase in interest expense of $1.2 million in the nine months ended September 30, 2014 related to the junior subordinated debentures assumed and the senior secured bank loan entered into in connection with the Triumph Community Bank acquisition, and an increase of $2.4 million in operating expenses for the nine months ended September 30, 2014, related primarily to increases in management and administrative expenses at the holding company level not attributable to the banking and factoring operating segments, as well as increases in personnel and operating expenses related to the company’s asset management operations, and $0.4 million of costs incurred in conjunction with our transition to being a public company. These items were offset in part by increases in noninterest income of $0.5 million, related primarily to asset management fees earned by the Company’s wholly owned subsidiary, Triumph Capital Advisors, which commenced upon the completed offerings of its CLO vehicles.

Financial Condition

Assets

Total assets were $1.348 billion at September 30, 2014, compared to $1.288 billion at December 31, 2013, an increase of $60 million due primarily to increases in our commercial finance loan products during 2014 as discussed below.

Loan Portfolio

Loans held for investment were $977.1 million at September 30, 2014, compared with $881.1 million at December 31, 2013. This increase was primarily due to $45.3 million of healthcare asset-based loans associated with our acquisition of Triumph Healthcare Finance in June 2014 and continued growth in our commercial loans and factored receivables, offset by the sale of $78.1 million of loans included in the Pewaukee, Wisconsin branch transaction.

We offer a broad range of lending and credit products.  Within our Triumph Community Bank subsidiary, we offer a full range of lending products, including commercial real estate, construction and development, residential real estate, general commercial, farmland and consumer loans, focused on our community banking markets in Iowa and Illinois.  We also originate a variety of commercial finance products offered on a nationwide basis.  These products include our factored receivables, the asset-based loans and equipment loans originated by Triumph Savings Bank under our Triumph Commercial Finance brand, and the healthcare asset-based loans originated by Triumph Community Bank under our Triumph Healthcare Finance brand.  In addition, our Triumph Savings Bank subsidiary originates a variety of additional loans, including mortgage warehouse loans and other commercial and commercial real estate loans and maintains a portfolio of loans acquired in connection with our acquisition of Equity Bank in 2010.

The following table shows our loan portfolio by portfolio segments as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(Dollars in thousands)		% of Total		% of Total
Real estate:
Commercial real estate	$261,836	27%	$331,462	38%
Construction, land development, land	45,996	5%	37,626	4%
1-4 family residential properties	80,419	8%	91,301	10%
Farmland	20,059	2%	20,294	2%
Total real estate	408,310	42%	480,683	54%

Commercial	340,316	35%	255,655	29%
Factored receivables	169,112	17%	117,370	13%
Consumer	12,527	1%	13,878	2%
Mortgage warehouse	46,874	5%	13,513	2%
Total Loans	$977,139	100%	$881,099	100%

Commercial Real Estate Loans. Our commercial real estate loans were $261.8 million at September 30, 2014, a decrease of $69.7 million from $331.5 million at December 31, 2013, due primarily to the sale of $42.1 million of these loans in connection with the sale of the Pewaukee, Wisconsin branch. The remainder of the decrease was driven by paydowns that offset new loan activity for the period.

Construction and Development Loans. Our construction and development loans were $46.0 million at September 30, 2014, an increase of $8.4 million from $37.6 million at December 31, 2013, due primarily to growth from continued strength of this category in our markets, offset by the sale of $6.8 million of these loans in connection with the sale of the Pewaukee, Wisconsin branch.

Residential Real Estate Loans. Our one-to-four family residential loans were $80.4 million at September 30, 2014, a decrease of $10.9 million from $91.3 million at December 31, 2013, due primarily to the sale of $11.0 million of these loans in connection with the sale of the Pewaukee, Wisconsin branch.

Commercial Loans. Our commercial loans held for investment were $340.3 million at September 30, 2014, an increase of $84.6 million from $255.7 million at December 31, 2013. This increase was driven by our acquisition of Triumph Healthcare Finance as well as continued growth in the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand as we continue to execute on our growth strategy for such products. Asset-based loans originated under our Triumph Commercial Finance brand totaled $50.0 million in aggregate as of September 30, 2014 compared to $30.8 million in aggregate as of December 31, 2013. Equipment loans originated under our Triumph Commercial Finance brand totaled $94.5 million in aggregate as of September 30, 2014 compared to $49.0 million in aggregate as of December 31, 2013.  Asset-based healthcare loans originated under our Triumph Healthcare Finance brand totaled $40.9 million in aggregate as of September 30, 2014.  The increases in these product lines were offset in part by the sale of $18.2 million of commercial loans in connection with the sale of the Pewaukee, Wisconsin branch.

Factored Receivables. Our factored receivables were $169.1 million at September 30, 2014, an increase of $51.7 million from $117.4 million at December 31, 2013. The growth was primarily due to execution of growth strategy and continued strength in our target markets, particularly in the transportation sector.

Other Loans. Our portfolio also includes real estate loans secured by farmland, consumer loans and mortgage warehouse loans. All of these categories of loans in the aggregate were less than 10% of our total loan portfolio as of September 30, 2014 and December 31, 2013, however, our mortgage warehouse loans did increase to $46.9 million as of September 30, 2014 compared to $13.5 million at December 31, 2013 due to new clients and commitments added during the period as a result of successful marketing efforts.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of September 30, 2014 and December 31, 2013.

	September 30, 2014
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$62,041	$170,025	$29,770	$261,836
Construction, land development, land	27,165	13,043	5,788	45,996
1-4 family residential properties	16,513	30,473	33,433	80,419
Farmland	2,267	10,786	7,006	20,059

Commercial	136,032	185,269	19,015	340,316
Factored receivables	169,112	—	—	169,112
Consumer	4,029	7,033	1,465	12,527
Mortgage warehouse	46,874	—	—	46,874
	$464,033	$416,629	$96,477	$977,139

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$275,741	$24,863
Floating interest rates		140,888	71,614
Total		$416,629	$96,477

	December 31, 2013
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$61,798	$219,100	$50,564	$331,462
Construction, land development, land	17,862	15,729	4,035	37,626
1-4 family residential properties	19,779	32,358	39,164	91,301
Farmland	1,640	12,881	5,773	20,294

Commercial	108,131	129,517	18,007	255,655
Factored receivables	117,370	—	—	117,370
Consumer	3,928	7,848	2,102	13,878
Mortgage warehouse	13,513	—	—	13,513
	$344,021	$417,433	$119,645	$881,099

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$302,355	$37,691
Floating interest rates		115,078	81,954
Total		$417,433	$119,645

As of September 30, 2014, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Illinois (30%), Iowa (14%) and Texas (19%) make up 63% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.

Further, a significant majority (91%) of our factored receivables, representing approximately 16% of our total loan portfolio as of September 30, 2014, are receivables purchased from trucking fleets and owner-operators in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.

Nonperforming Assets

We have established procedures to assist us in maintaining the overall quality of our loan portfolio. In addition, we have adopted underwriting guidelines to be followed by our lending officers and require significant senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, we rigorously monitor them for any negative or adverse trends. Our loan review procedures include approval of lending policies and underwriting guidelines by the Board of Directors of our bank subsidiaries, independent loan review, approval of large credit relationships by our bank subsidiaries’ Management Loan Committees and loan quality documentation procedures. We, like other financial institutions, are subject to the risk that our loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

The accrual of interest income on non-purchased credit impaired (“PCI”) loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or at an earlier date if full collection of interest or principal becomes doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued when a loan is placed on nonaccrual is reversed from interest income. Interest received on these loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The accretion of interest income on PCI loans is discontinued if the estimation of the timing and amount cash flows expected to be collected involves a high degree of uncertainty and cannot be reasonably projected.  Such PCI loans are considered nonaccrual and included in our nonaccrual loan totals, but are not considered impaired unless the loans have experienced credit deterioration and an allowance has been recorded subsequent to acquisition.  PCI loans for which the timing and amount of expected cash flows can be reasonably estimated accrete interest income, regardless of the contractual past due status of the loan, however, the disclosure of past due status of all PCI loans is based on the contractual terms of the loan, including those placed on nonaccrual due to the contractual payment status of the loan.

We obtain appraisals or other valuations of real property and other collateral which secure loans, and may update these valuations of collateral securing loans categorized as nonperforming loans and potential problem loans. In instances where updated valuations reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the ALLL.

OREO acquired as a result of foreclosure or as part of an acquisition are held for sale and are initially recorded at fair value less estimated cost to sell at the date of acquisition, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. At the time of acquisition of properties not acquired as part of an acquisition, losses are charged against the ALLL, and gains are realized to the extent fair value exceeds the carrying amount of the foreclosed loan. Improvements to the value of the properties are capitalized, but not in excess of the net realizable value of the property.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. We classify nonperforming assets as nonaccrual loans, loans modified under restructurings as a result of the borrower experiencing financial difficulties, factored receivables greater than 90 days past due, and OREO. The balances of nonperforming loans reflect the recorded investment in these assets, including deductions for purchase discounts.

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Nonperforming loans:
Commercial real estate	$5,094	$5,417
Construction, land development, land	12	—
1-4 family residential properties	1,469	1,392
Farmland	—	—
Commercial	10,176	5,494
Factored receivables	813	89
Consumer	—	—
Mortgage Warehouse	—	—
Total nonperforming loans	17,564	12,392
OREO acquired through foreclosure, net	10,019	13,783
Total nonperforming assets	$27,583	$26,175

Nonperforming assets to total assets	2.05%	2.03%
Nonperforming loans to total loans held for investment	1.80%	1.41%
Total past due loans to total loans held for investment	2.61%	2.78%

We had $17.6 million and $12.4 million in nonperforming loans, including nonaccrual PCI loans, as of September 30, 2014 and December 31, 2013, respectively. Nonperforming loans increased $5.2 million from December 31, 2013 to September 30, 2014, primarily due to the addition of two nonperforming loans:  (1) a nonaccrual PCI loan with a balance of $3.5 million acquired and recorded at fair value as part of the Triumph Healthcare Finance acquisition and (2) the downgrade and placement on nonaccrual of a $2.5 million commercial relationship based upon the bankruptcy filing of the parent company in that relationship, however, the Company’s exposure is limited to affiliated entities holding title to real estate or equipment that is leased to the parent company.  As a result of these additions to our nonaccrual loans at September 30, 2014, the ratio of our nonperforming assets to total assets increased slightly to 2.05% at September 30, 2014 compared to 2.03% at December 31, 2013 and our ratio of nonperforming loans to total loans increased 39 basis points from 1.41% at December 31, 2013 to 1.80% at September 30, 2014.

Our OREO as of September 30, 2014 totaled $10.0 million, a decrease of $3.8 million from the $13.8 million as of December 31, 2013, primarily due to sales of OREO property during the nine months ended September 30, 2014.

Allowance for Loan and Lease Losses

ALLL is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  PCI loans are not considered impaired on the acquisition date.  For PCI loans, a decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as a provision for loan losses during the period.

Impaired loans generally include nonaccrual loans, factored receivables greater than 90 days past due, TDRs, partially charged off loans, and PCI loans with subsequent deterioration in expected cash flows.  All loans are subject to being individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the ALLL. PCI loans accounted for individually (not accounted for in a closed pool of loans with other loans that share common risk characteristics) are subject to the TDR accounting requirements when restructured subsequent to acquisition (loans that were restructured prior to acquisition are not considered TDRs).  Modifications subsequent to acquisition of our PCI loans accounted for within a pool with similar risk characteristics are not subject to TDR guidance. Rather, the revised estimated future cash flows of the individually modified loan within a pool are included in the estimated future cash flows of the pool.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company since acquisition. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Purchased loans are recorded at fair value at the date of acquisition without carryover of the seller’s ALLL. Therefore we maintain an ALLL on purchased loans based on credit deterioration subsequent to the acquisition date.

Analysis of the Allowance for Loan and Lease Losses

The following table sets forth the ALLL by category of loan:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Balance at end of each period applicable to:
Commercial real estate	$386	27%	0.15%	$348	38%	0.10%
Construction, land development, land	340	5%	0.74%	110	4%	0.29%
1-4 family residential properties	182	8%	0.23%	100	10%	0.11%
Farmland	13	2%	0.06%	7	2%	0.03%
Commercial	3,057	35%	0.90%	1,145	29%	0.45%
Factored receivables	3,137	17%	1.85%	1,842	13%	1.57%
Consumer	87	1%	0.69%	49	2%	0.35%
Mortgage Warehouse	118	5%	0.25%	44	2%	0.33%
Total Loans	$7,320	100%	0.75%	$3,645	100%	0.41%

From December 31, 2013 to September 30, 2014, the ALLL increased from $3.6 million or 0.41% of total loans to $7.3 million and 0.75% of total loans. The increase was principally driven by an increase in the Company’s allowance for collectively evaluated loans. The allowance associated with collectively evaluated loans increased to $6.2 million at September 30, 2014 from $3.2 million at December 31, 2013. The increase was driven by growth in commercial finance loans and factored receivables, new lending at Triumph Community Bank following the acquisition, as well as changes in the mix of collectively evaluated loans. Additionally, non-purchased credit impaired loans acquired in the Triumph Community Bank acquisition that matured and were renewed during the period, which previously maintained discounts associated with fair value adjustments recorded at acquisition, required allowance allocations.

The following table presents the unpaid principal and recorded investment for loans at September 30, 2014. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) of which approximately $12.4 million is expected to be accretable into income over the remaining lives of the acquired loans, (2) net deferred origination costs and fees, and (3) previous charge-offs. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
September 30, 2014	Investment	Principal	Difference
Real estate:
Commercial	$261,836	$277,087	$(15,251)
Construction, land development, land	45,996	47,925	(1,929)
1-4 family residential properties	80,419	84,220	(3,801)
Farmland	20,059	19,973	86
Total real estate	408,310	429,205	(20,895)
Commercial	340,316	344,115	(3,799)
Factored receivables	169,112	170,281	(1,169)
Consumer	12,527	12,604	(77)
Mortgage warehouse	46,874	46,874	—
	$977,139	$1,003,079	$(25,940)

At September 30, 2014 and December 31, 2013, we had on deposit $16.4 million and $10.7 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the three and nine months ended September 30, 2014 and 2013, and the effects of those items on our ALLL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)
Balance at beginning of period	$6,253	$2,450	$3,645	$1,926
Loans charged-off:
Commercial Real Estate	—	—	—	(41)
Construction, land development, land	(100)	—	(100)	—
1-4 family residential properties	(74)	(19)	(264)	(88)
Farmland	—	—	—	—
Commercial	—	(1,473)	(12)	(1,473)
Factored receivables	(119)	(121)	(294)	(183)
Consumer	(100)	—	(314)	—
Mortgage Warehouse	—	—	—	—
Total loans charged-off	$(393)	$(1,613)	$(984)	$(1,785)
Recoveries of loans charged-off:
Commercial Real Estate	1	129	3	129
Construction, land development, land	—	—	—	—
1-4 family residential properties	3	25	106	42
Farmland	—	—	—	—
Commercial	3	—	217	7
Factored receivables	21	3	56	55
Consumer	57	—	230	—
Mortgage Warehouse	—	—	—	—
Total loans recoveries	$85	$157	$612	$233
Net loans charged-off	$(308)	$(1,456)	$(372)	$(1,552)
Provision for (reversal of) loan losses:
Commercial Real Estate	(78)	(154)	35	(122)
Construction, land development, land	198	(7)	330	(1)
1-4 family residential properties	56	(34)	240	(111)
Farmland	2	(1)	6	(1)
Commercial	722	1,538	1,707	1,861
Factored receivables	397	370	1,533	691
Consumer	34	—	122	—
Mortgage Warehouse	44	23	74	38
Total provision for (reversal of) loan losses	$1,375	$1,735	$4,047	$2,355
Balance at end of period	$7,320	$2,729	$7,320	$2,729

Average total loans held for investment	$975,080	$271,394	$925,904	$247,219
Net charge-offs to average total loans held for investment	0.03%	0.54%	0.04%	0.63%
Allowance to total loans held for investment	0.75%	1.03%	0.75%	1.03%

Net loans charged off for the three and nine month periods ended September 30, 2014 were $0.3 million and $0.4 million, respectively, down from $1.5 million and $1.6 for the three and nine months ended September 30, 2013, respectively. The significant decrease was due primarily to a loss incurred on a $1.5 million charge off on a floor plan loan during 2013.

Assets Held for Sale

At September 30, 2014 and December 31, 2013, originated mortgage loans held for sale were $7.3 million and $5.4 million, respectively. Loan sales of $22.6 million and $12.6 million occurred during the three months ended September 30, 2014 and 2013, respectively, and resulted in recognized net gains on sale of $0.5 million and $0.3 million in the respective periods. Loan sales of $48.6 million occurred during the nine months ended September 30, 2014 and resulted in recognized net gains on sale of $1.1 million, compared with sales of $15.3 million that resulted in recognized net gains on sale of $0.4 million for the nine months ended September 30, 2013. At September 30, 2014 and December 31, 2013, no originated mortgage loans held for sale were on nonaccrual status.

Securities

Our investment strategy is oriented towards maintaining liquidity in securities with minimal credit risk. As of September 30, 2014, we have investments classified as held to maturity with an amortized cost of $0.7 million. The remaining $165.5 million, or 99.6% of our investments, are classified as available for sale at fair value and can be used for pledging to secure FHLB advances and public deposits, or can be sold to meet liquidity needs.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of September 30, 2014 and December 31, 2013:

	Maturity as of September 30, 2014
	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$—	0.00%	$76,163	1.16%	$14,414	2.35%	$—	0.00%	$90,577	1.36%
Mortgage-backed securities	—	0.00%	355	3.49%	1,847	1.91%	27,928	2.18%	30,130	2.18%
Asset backed securities	—	0.00%	—	0.00%	4,862	1.17%	13,770	1.73%	18,632	1.58%
State and municipal	1,336	1.30%	3,716	1.27%	1,906	0.10%	921	1.43%	7,879	1.01%
Corporate bonds	—	0.00%	14,709	1.64%	1,379	1.95%	670	5.82%	16,758	1.83%
SBA pooled securities	—	0.00%	7	1.79%	188	2.47%	17	2.74%	212	2.47%
Total securities available for sale	$1,336	1.30%	$94,950	1.26%	$24,596	1.90%	$43,306	2.07%	$164,188	1.57%

Security held-to-maturity	$225	1.30%	$520	2.76%	$—	0.00%	$—	0.00%	$745	2.32%

	Maturity as of December 31, 2013
	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$18,060	0.29%	$61,714	1.00%	$14,341	2.35%	$1,852	0.47%	$95,967	1.07%
Mortgage-backed securities	—	—	933	1.91%	5,139	2.17%	29,859	2.33%	35,931	2.30%
Asset backed securities	—	—	—	—	4,838	1.17%	13,973	1.88%	18,811	1.70%
State and municipal	1,601	1.14%	4,048	2.13%	2,089	3.20%	1,251	4.40%	8,989	2.51%
Corporate bonds	1,498	0.66%	17,280	1.52%	1,368	1.96%	671	5.82%	20,817	1.63%
Trust preferred	—	—	—	—	—	—	3,706	2.37%	3,706	2.37%
SBA pooled securities	2	1.42%	9	1.79%	95	2.50%	138	2.68%	244	2.57%
Total securities available for sale	$21,161	1.00%	$83,984	1.17%	$27,870	2.15%	$51,450	2.24%	$184,465	1.53%

Security held-to-maturity	$150	1.71%	$593	2.16%	$—	—	$—	—	$743	2.07%

We held $165.5 million in securities classified as available for sale as of September 30, 2014, a decrease of $19.2 million from $184.7 million at December 31, 2013. This decrease is attributable to normal portfolio management activities, with the net reduction being utilized for general liquidity purposes as overall loan portfolio growth has continued.

Liabilities

Our total liabilities were $1.172 billion as of September 30, 2014, an increase of $44 million, from $1.128 billion at December 31, 2013. The increase was primarily due to a $61 million increase in customer deposits offset by a $21 million decrease in Federal Home Loan advances.

Deposits

Deposits represent our primary source of funds. We acquired a $793 million deposit franchise in connection with the Triumph Community Bank acquisition, which reoriented our deposit mix towards lower-cost transactional deposits and away from higher-cost time deposits. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $1.106 billion as of September 30, 2014, compared to $1.045 billion as of December 31, 2013, an increase of $61 million.  As of September 30, 2014, interest-bearing demand deposits, noninterest-bearing deposits, money market deposits and savings deposits accounted for 51% of our total deposits, while individual retirement accounts and certificates of deposit made up 49% of total deposits. The average cost of interest-bearing deposits was 0.56% and 0.52% for the three and nine months ended September 30, 2014, respectively, on an annualized basis.

The following table summarizes our average deposit balances and weighted average rates as of the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(Dollars in thousands)	Average	Weighted	% of	Average	Weighted	% of
Deposits:	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Noninterest bearing demand	$162,619	0.00%	15%	$15,811	0.00%	6%
Interest bearing demand	215,862	0.07%	20%	—	0.00%	0%
Individual retirement	51,942	1.13%	5%	30,613	1.97%	11%
Money market	126,932	0.23%	12%	20,731	0.46%	7%
Savings	73,833	0.05%	7%	—	0.00%	0%
Certificates of deposit	396,287	0.92%	37%	210,050	1.35%	76%
Other brokered funds	45,235	0.88%	4%	—	0.00%	0%
Total	$1,072,710	0.48%	100%	$277,205	1.27%	100%

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(Dollars in thousands)	Average	Weighted	% of	Average	Weighted	% of
Deposits:	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Noninterest bearing demand	$158,860	0.00%	15%	$2,231	0.00%	1%
Interest bearing demand	224,425	0.07%	21%	—	0.00%	0%
Individual retirement	52,637	1.10%	5%	29,208	1.91%	12%
Money market	136,341	0.23%	13%	33,166	0.29%	13%
Savings	73,460	0.05%	7%	1	0.00%	0%
Certificates of deposit	368,363	0.91%	34%	183,480	1.43%	74%
Other brokered funds	51,438	0.55%	5%	—	0.00%	0%
Total	$1,065,524	0.44%	100%	$248,086	1.32%	100%

The following table provides information on the maturity distribution of time deposits of $100,000 or more as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Maturity
3 months or less	$30,227	$16,167
Over 3 through 6 months	24,800	68,146
Over 6 through 12 months	93,713	71,723
Over 12 months	109,836	63,350
	$258,576	$219,386

Short-Term Borrowings

Customer Repurchase Agreements

We held no customer repurchase agreements prior to the Triumph Community Bank acquisition. Customer repurchase agreements outstanding totaled $15.6 million at September 30, 2014. The maximum amount outstanding at any month end during the nine month period ended September 30, 2014 occurred March 31, 2014 with a balance of $17.7 million. Customer repurchase agreements outstanding totaled $11.3 million at December 31, 2013, and the maximum amount outstanding of these agreements at any month end during the last two and one-half months of the fiscal year following the Triumph Community Bank acquisition was $16.7 million. Our customer repurchase agreements generally have maturities that fall within one year. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Banks of Dallas and Des Moines (“FHLB”). Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled zero as of September 30, 2014 and $21.0 million as of December 31, 2013. Our FHLB borrowings outstanding are short term in nature, generally maturing within one month.  The $21.0 million decrease in borrowings from December 31, 2013 to September 30, 2014 was due to repayment of all outstanding advances which were no longer necessary at September 30, 2014. As of September 30, 2014 and December 31, 2013, we had $107.5 million and $110.3 million, respectively, in unused and available advances from the FHLB.

The following table provides a summary of our short-term borrowings at the dates indicated:

(Dollars in thousands)	September 30,	December 31,
As of and for the period ended:	2014	2013
Average amount outstanding during the period	$47,641	$12,297
Amount outstanding at end of period	15,644	32,330
Highest month end balance during the period	85,313	42,639
Weighted average interest rate at end of period	0.03%	0.06%
Weighted average interest rate during the period	0.14%	0.14%

Long-Term Debt

Senior Secured Note

In conjunction with the financing of the Triumph Community Bank acquisition, we entered into a secured note payable to an unaffiliated bank, secured by the common stock of Triumph Community Bank and Triumph Savings Bank. The note had an outstanding principal balance of $11.6 million and $12.6 million as of September 30, 2014 and December 31, 2013, respectively. The principal balance was due in full at maturity on October 15, 2018. The note incurred interest at a variable rate based at the prime rate with a minimum interest rate of 4.50%, a prepayment penalty of 1.0% of the unpaid principal, and terms of the note required quarterly principal payments of $0.3 million plus accrued interest.  As noted in the “Recent Developments” section of this discussion, our secured note payable was retired on November 13, 2014.

Junior Subordinated Debentures

NBI, which became our wholly owned subsidiary as part of the Triumph Community Bank acquisition, has two junior subordinated debentures outstanding with a combined face value of $33.0 million. These debentures are unsecured obligations and were issued to two trusts that are unconsolidated subsidiaries of NBI. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures mature in September 2033 and July 2036 and may be called at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month LIBOR plus a weighted average spread of 2.28%. As part of the purchase accounting adjustments made with the Triumph Community Bank acquisition, we adjusted the carrying value of the junior subordinated debentures to fair value as of October 15, 2013. The junior subordinated debentures had a combined carrying value of $24.4 million as of September 30, 2014 and $24.2 million as of December 31, 2013, and the discount will be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $24.4 million and $24.2 million was allowed in the calculation of Tier I capital as of September 30, 2014 and December 31, 2013, respectively.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $149.9 million as of September 30, 2014, an increase of $16.3 million from $133.6 million as of December 31, 2013. Stockholders’ equity increased during this period primarily due to net income for the period of $17.0 million. This increase was partially offset during the period by preferred dividends paid on our Series A and Series B preferred stock, Series T-1 and T-2 preferred stock, and the redemption of the Triumph Commercial Finance Class B Units.  Triumph Commercial Finance redeemed all of the $1.1 million outstanding Class B Units at a premium of 2% in accordance with the terms of those instruments.  The Company redeemed these Class B Units during June 2014 as it was determined these instruments would no longer qualify as regulatory capital in 2015 under the new regulatory capital standards that will come into effect, and to simplify the capital structure of the Company.

Liquidity Management

We define liquidity as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

We manage liquidity at the holding company level as well as that of our bank subsidiaries. The management of liquidity at both levels is critical, because the holding company and our bank subsidiaries have different funding needs and sources, and each are subject to regulatory guidelines and requirements which require minimum levels of liquidity. We believe that our liquidity ratios meet or exceed those guidelines and our present position is adequate to meet our current and future liquidity needs.

Our liquidity requirements are met primarily through cash flow from operations, receipt of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to other sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of funds include the sale of loans, brokered deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the issuance of common securities. For additional information regarding our operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in our consolidated financial statements.

In addition to the liquidity provided by the sources described above, our subsidiary banks maintain correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2014, Triumph Savings Bank had unsecured federal funds lines of credit with an unaffiliated bank totaling $12.5 million, and Triumph Community Bank had unsecured federal funds lines of credit with five unaffiliated banks totaling $75.0 million, with no amounts advanced against those lines at that time.

Regulatory Capital Requirements

Our capital management consists of providing equity to support our current and future operations. We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s, Triumph Savings Bank’s or Triumph Community Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, Triumph Savings Bank and Triumph Community Bank each must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company, Triumph Savings Bank and Triumph Community Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. These amounts and ratios as of September 30, 2014 are set forth in the table below.

In conjunction with the acquisitions of Triumph Savings Bank and Triumph Community Bank, we also made further commitments to maintain certain capital levels. With regard to Triumph Savings Bank, we made certain commitments to the Federal Reserve Bank, including maintaining Triumph Savings Bank’s leverage capital ratio (Tier 1 capital to average assets) at no less than 12.0% until January 1, 2015. In the case of Triumph Community Bank, we have agreed to maintain a minimum Tier 1 capital to average assets ratio of 8.0% of adjusted average assets and total risk-based ratio of 10.0%.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$167,709	15.3%	$87,863	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$54,819	16.9%	$26,027	8.0%	$32,534	10.0%
Triumph Community Bank	$111,152	14.5%	$61,428	8.0%	$76,785	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$160,280	14.6%	$43,942	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$51,250	15.8%	$13,008	4.0%	$19,511	6.0%
Triumph Community Bank	$107,293	14.0%	$30,714	4.0%	$46,071	6.0%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$160,280	12.2%	$52,551	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$51,250	12.8%	$15,991	4.0%	$19,988	5.0%
Triumph Community Bank	$107,293	11.9%	$36,162	4.0%	$45,203	5.0%

As of September 30, 2014, Triumph Savings Bank’s and Triumph Community Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” they must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. At September 30, 2014, the most recent notification categorized Triumph Savings Bank and Triumph Community Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2014 that management believes would change either institution’s category.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2014 excluding purchase accounting adjustments for our junior subordinated debentures and deposits. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and securities sold under repurchase agreements.

	Payments Due by Period - September 30, 2014
(Dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual Obligations:
Customer repurchase agreements	$15,644	$15,644	$—	$—	$—
FHLB advances	—	—	—	—	—
Senior secured note	11,630	1,257	2,515	7,858	—
Junior subordinated debentures	32,990	—	—	—	32,990
Operating lease agreements	10,290	1,633	3,371	2,840	2,446
Time deposits with stated maturity dates	544,000	301,572	217,780	24,648	—
Total contractual obligations	$614,554	$320,106	$223,666	$35,346	$35,436

Off Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The following table details our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect actual future cash funding requirements.

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Other Commitments:
Commitments to make loans	$16,970	$12,260
Unused lines of credit	234,117	138,366
Standby letters of credit	3,460	4,044
Total other commitments	$254,547	$154,670

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies, as described in detail in the notes to our consolidated financial statements are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates that are likely to occur from period to period, or the use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.

Purchased Loans. Purchased loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Larger purchased loans are individually evaluated while smaller purchased loans are grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

The cash flows anticipated to be collected on PCI loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered credit impaired if there is evidence of credit deterioration at the date of purchase and if it is probable that not all contractually required payments will be collected. Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is recognized on all PCI loans, unless the timing and amount of expected cash flows cannot be reasonably estimated, in which case the PCI loan would be classified as nonaccrual. Expected cash flows are re-estimated quarterly. A decline in the present value of current expected cash flows subsequent to acquisition compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period. PCI loans generally are not classified as impaired on the acquisition date.  Declines in the present value of expected cash flows only from the expected timing of such cash flows is recognized prospectively as a decrease in yield on the loan. Improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the loan once any previously recorded impairment is recaptured.

Purchased loans that were not considered PCI at acquisition have premiums or discounts. Premiums and discounts recorded when the loans were recorded at their estimated fair values at acquisition are amortized or accreted over the remaining term of the loan as an adjustment to the related loan’s yield. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. The subsequent accounting for acquired non-PCI loans follows the accounting for originated loans.

Originated Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the remaining life of the loan without anticipating prepayments. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Generally, loans are placed in nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value.

The accrual of interest income on single family residential mortgage, commercial and commercial real estate loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes uncertain. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual is charged against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLL. The ALLL is a reserve for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All loans are subject to being individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the ALLL.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company since acquisition. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Goodwill and Core Deposit Intangibles. Goodwill resulting from business combinations is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. In the event the fair value of the net assets acquired and liabilities assumed exceeds the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, a bargain purchase gain is recognized.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

Other intangible assets consist of core deposit and loan customer relationship intangible assets representing the estimated values of acquired relationships with deposit and loan customers arising from acquisitions and are amortized on an accelerated method over their estimated useful lives. The estimated fair value of core deposit intangible assets is based on a discounted cash flow methodology that considers customer attrition rates, cost of the deposit base and maintenance cost.  The estimated fair value of loan customer relationship intangible assets is based on a multi-period excess earnings method that considers estimated customer loan renewal rates, portfolio yields, ongoing lending fees and costs, and credit losses.

Fair Values of Financial Instruments. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and/or the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the September 30, 2014 and December 31, 2013 estimated fair value for non-impaired loans and deposits are highly judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.

Emerging Growth Company. The JOBS Act permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards and not commence complying with new or revised accounting standards until private companies must do so.

We have elected to not take advantage of the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, which means that the financial statements included in this Quarterly Report on Form 10-Q, as well as financial statements we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies. Our election not to take advantage of the extended transition period is irrevocable.

Recently Issued Accounting Pronouncements

On January 1, 2015, the Company will adopt Accounting Standards Update (ASU) 2014-04, “Receivables— Troubled Debt Restructurings by Creditors” (“ASU 2014-04”). Issued in January 2014, ASU 2014-04 affects all creditors when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable has occurred. The ASU is effective for fiscal periods beginning after December 15, 2014. Adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Forward-Looking Statements

This document contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•	our limited operating history as an integrated company and our recent acquisitions;
•	business and economic conditions generally and in the bank and non-bank financial services industries, nationally and within our local market area;
•	our ability to mitigate our risk exposures;
•	our ability to maintain our historical earnings trends;
•	risks related to the integration of acquired businesses and any future acquisitions;
•	changes in management personnel;
•	interest rate risk;
•	concentration of our factoring services in the transportation industry;
•	credit risk associated with our loan portfolio;
•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	time and effort necessary to resolve nonperforming assets;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	lack of liquidity;
•	fluctuations in the fair value and liquidity of the securities we hold for sale;
•	impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•	risks related to our acting as the asset manager for one or more CLOs;
•	our risk management strategies;
•	environmental liability associated with our lending activities;
•	increased competition in the bank and non-bank financial services industries, nationally, regionally or locally, which may adversely affect pricing and terms;
•	the obligations associated with being a public company;
•	the accuracy of our financial statements and related disclosures;
•	material weaknesses in our internal control over financial reporting;
•	system failures or failures to prevent breaches of our network security;
•	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;
•	changes in carry-forwards of net operating losses;
•	changes in federal tax law or policy;
•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, such as the Dodd-Frank Act and their application by our regulators;

•	governmental monetary and fiscal policies;
•	changes in the scope and cost of FDIC, insurance and other coverages;
•	failure to receive regulatory approval for future acquisitions;
•	increases in our capital requirements; and
•	risk retention requirements under the Dodd-Frank Act.

The foregoing factors should not be construed as exhaustive. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Asset/Liability Management and Interest Rate Risk

The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Board of Directors of each of our subsidiary banks has oversight of our asset and liability management function, which is managed by our Chief Financial Officer. Our Chief Financial Officer meets with our senior executive management team regularly to review, among other things, the sensitivity of our assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews our liquidity, capital, deposit mix, loan mix and investment positions.

As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the fair value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business. We do not typically enter into derivative contracts for the purpose of managing interest rate risk, but we may elect to do so in the future. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

We use an interest rate risk simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows. We also analyze the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the fair value of assets less the fair value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of all future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	7.9%	5.4%	1.5%	0.4%
+300 basis points	6.0%	4.0%	0.9%	0.3%
+200 basis points	4.0%	2.7%	0.5%	0.3%
+100 basis points	2.0%	1.4%	0.1%	0.2%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(0.5%)	(0.5%)	(0.8%)	(1.8%)

The following table presents the change in our economic value of equity as of September 30, 2014 and December 31, 2013, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2014	December 31, 2013
+400 basis points	10.1%	3.3%
+300 basis points	8.1%	2.7%
+200 basis points	5.8%	2.1%
+100 basis points	3.1%	1.2%
Flat rates	0.0%	0.0%
-100 basis points	(5.5%)	(3.1%)

Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates, and actual results may also differ due to any actions taken in response to the changing rates.

As part of our asset/liability management strategy, our management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. The Triumph Community Bank acquisition was in large part a result of management’s desire to acquire their deposit transaction accounts, particularly noninterest or low interest-bearing non-maturity deposit accounts, whose cost is less sensitive to changes in interest rates. We intend to focus our strategy on utilizing this acquired deposit base and operating platform to increase these deposit transaction accounts.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Registration Statement on Form S-1 declared effective on November 6, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On November 13, 2014, we completed an initial offering issuing 6,700,000 shares of common stock, $0.01 par value, at $12.00 per share for gross proceeds of $80.4 million.  In addition, on November 20, 2014, the underwriters exercised their option to purchase an additional 1,005,000 shares of common stock from Triumph at the initial public offering price of $12.00 per share for additional gross proceeds of $12.1 million, resulting in total gross proceeds of $92.5 million.  Net proceeds are expected to be approximately $83.0 million based upon underwriting discounts and estimated offering expenses, which are not yet finalized.  All of the shares issues and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-198838), which was declared effective by the SEC on November 6, 2014.  Sandler O’Neill + Partners, L.P., Evercore and Wells Fargo Securities, LLC acted as joint book-runners for the offering.  Keefe Bruyette & Woods, Inc. and Nomura Securities International, Inc. acted as co-managers for the offering.  The offering commenced on November 13, 2014 and did not terminate until the sale of all of the shares offered.

None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus effective November 6, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Exhibits

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.
3.2	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	December 17, 2014	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	December 17, 2014	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer