Form 10-K
period 2014-12-31
Triumph Bancorp, Inc.
filed 2015-03-06
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36722

TRIUMPH BANCORP, INC.

(Exact name of Registrant as specified in its Charter)

Texas	20-0477066
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12700 Park Central Drive, Suite 1700 Dallas, TX	75251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 365-6900

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Class:Name of Exchange on Which Registered:
Common Stock, Par Value $0.01 Per Share         NASDAQ

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the Registrant’s common equity as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2015 was 17,963,783.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2014, are incorporated by reference into Part III of this Report.

i

PART I

ITEM 1. BUSINESS

Overview

Triumph Bancorp, Inc. (“we”, “Triumph” or the “Company”), is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our two wholly owned bank subsidiaries, Triumph Savings Bank, SSB (“Triumph Savings Bank”) and Triumph Community Bank, N.A. (“Triumph Community Bank”), we offer traditional banking services as well as commercial finance products to businesses that require specialized financial solutions. Our community banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance products include factoring, asset-based lending, equipment lending and healthcare lending products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our Triumph Capital Advisors subsidiary, we provide investment management services currently focused on the origination and management of collateralized loan obligations.  We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2014, we had consolidated total assets of $1.448 billion, total loans held for investment of $1.006 billion, total deposits of $1.165 billion and total stockholders’ equity of $238 million.

Our business is conducted through three reportable segments (Banking, Factoring and Corporate). For the year ended December 31, 2014, our banking segment generated 69% of our total revenue (comprised of interest and noninterest income, excluding the gain on branch sale), our factoring segment generated 29% of our total revenue and our corporate segment generated 2% of our total revenue.

Our Corporate Structure

We operate our business through several corporate entities.

•

Triumph Community Bank, N.A. is a national bank headquartered in Moline, Illinois. Triumph Community Bank operates ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, seven other branches throughout central and northwestern Illinois and one branch and one loan production office in northeastern Illinois. Through this branch network, we offer our customers a variety of financial products and services that both augment our revenue (fee and interest income) and help us expand and retain our core deposit network, including checking and savings accounts, debit cards, electronic banking, trust services and treasury management. Triumph Community Bank also originates a full suite of commercial and retail loans including commercial real estate, general commercial, one-to-four family residential and construction and development loans, focused on customers in and around its primary market areas. In addition, Triumph Community Bank originates our healthcare asset-based loans from an additional loan production office in Portland, Oregon operating under our Triumph Healthcare Finance brand.

•

Triumph Savings Bank, SSB is a Texas state savings bank. Triumph Savings Bank originates asset-based loans, equipment loans and general factoring products under our Triumph Commercial Finance brand. It also originates commercial real estate, construction and development, mortgage warehouse and general commercial loans. Triumph Savings Bank operates from two locations in Dallas, Texas, consisting of our corporate office and a branch that is dedicated to deposit gathering activities.

•

Advance Business Capital, LLC (d/b/a Triumph Business Capital) is a Delaware limited liability company and wholly owned subsidiary of Triumph Savings Bank that focuses on providing working capital financing through the purchase of accounts receivable, a product known as factoring. Substantially all of Triumph Business Capital’s factoring relationships are currently originated with small-to-mid-sized owner-operators, trucking fleets and freight brokers in the transportation industry, though it has recently expanded into non-transportation factoring markets as well.

•

Triumph Insurance Group, Inc. is a Texas corporation and a wholly owned subsidiary of Triumph Savings Bank. Triumph Insurance Group was formed to provide insurance brokerage services, initially focused on the insurance needs of our factoring, asset-based lending and equipment lending clients.

•

Triumph Capital Advisors, LLC is a Texas limited liability company and registered investment advisor that provides investment management services for primarily institutional clients, currently focused on the origination and management of collateralized loan obligations.

Lending and Factoring Activities

We offer a broad range of lending and factoring products. Our business lending categories include commercial, commercial real estate, factoring, agriculture, construction and development, and mortgage warehouse facilities. Our retail lending consists primarily of residential first and second mortgage loans and a small portfolio of additional consumer loans focused on our community banking markets.

Our strategy is to maintain a broadly diversified loan portfolio by type and location. Within this general strategy, we focus on growth in the commercial finance areas where we believe we have expertise and market insights, including our factoring operations, the asset-based loans and equipment loans we originate under our Triumph Commercial Finance brand, and the asset-based healthcare loans we originate under our Triumph Healthcare Finance brand.

A majority of our lending is in the areas surrounding our community banking operations in Illinois and Iowa. We expect that we will continue to focus on the commercial and personal credit needs of businesses and individuals in these markets. We also have a significant amount of lending in Texas, the home of our corporate headquarters and a significant portion of our commercial finance operations. With respect to our commercial finance products, including our factoring, asset-based lending, equipment lending and healthcare lending product lines, we also seek out customers and maintain loan production offices or sales personnel for such product lines on a nationwide basis. As this portion of our portfolio grows, we expect that the geographic exposure of our loans will shift accordingly.

The following is a discussion of our major types of lending activity:

Commercial Loans. We offer commercial loans to small-to-mid-sized businesses across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment and business loans for working capital and operational purposes.

A portion of our commercial loan portfolio consists of specialty commercial finance products including asset-based loans and equipment loans originated under our Triumph Commercial Finance brand, as well as healthcare asset-based loans originated under our Triumph Healthcare Finance brand.  A more detailed description of these product lines is set forth below:

•

Asset-Based Loans. Under our Triumph Commercial Finance brand, we originate asset-based loans to borrowers to support general working capital needs. Our asset-based loan structure involves advances of loan proceeds against a “borrowing base,” which typically consists of accounts receivable, identified readily marketable inventory or other collateral of the borrower. The maximum amount a customer may borrow at any time is fixed as a percentage of the borrowing base outstanding at any time. These loans typically bear interest at a floating rate comprised of LIBOR or the prime rate plus a premium and include certain other transaction fees, like origination and unused line fees. We target asset-based loan facilities between $1 million and $10 million for borrowers with annual net revenues between $4 million and $60 million. We originate asset-based loans across a variety of industries.

•

Equipment Loans. We originate equipment loans under our Triumph Commercial Finance brand. These equipment loans focus primarily on the construction, transportation and waste management industries. Equipment in these industries is essential use and generally has a broad resale market. Our equipment loans are typically fully amortizing, fixed rate loans secured by the underlying collateral with a term of three to five years.

•

Healthcare Loans. Under our Triumph Healthcare Finance brand, we originate healthcare asset-based loans, generally on secured credit facilities of $1 million to $15 million for healthcare service providers in the areas of skilled nursing, home healthcare, physical therapy and healthcare product delivery.  The borrowing base for our healthcare asset-based loans generally consists of reimbursement receivables payable to our healthcare provider clients from insurance companies and governmental programs, such as Medicare and Medicaid.

Commercial Real Estate Loans. We originate real estate loans to finance commercial property that is owner-occupied as well as commercial property owned by real estate investors. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as office buildings, warehouses, production facilities, hotels and mixed-use residential/commercial and multifamily properties.

Factored Receivables. As a part of our commercial finance product offerings, we offer factoring services to our customers, primarily in the transportation sector, with an increasing focus on other industries. In contrast to a lending relationship, in a factoring transaction we directly purchase the receivables generated by our clients at a discount to their face value. These transactions are structured to provide our clients with immediate liquidity to meet operating expenses when there is a mismatch between payments to our client for a good or service and the incurrence of operating costs required to provide such good or service. For example, in the transportation industry, invoices are typically paid 30 to 60 days after delivery whereas the truckers providing such transportation services require immediate funds to pay for fuel and other operating costs.

Our transportation factoring clients include small owner-operator trucking companies (one-to-four trucks), mid-sized fleets (5-to-50 trucks) and freight broker relationships whereby we manage all carrier payments on behalf of a broker client. The features and pricing of our transportation factoring relationships vary by client type. Typically our smaller owner-operator relationships are structured as “non-recourse” relationships (i.e., we retain the credit risk associated with the ability of the account debtor on an invoice we purchase to ultimately make payment) and our larger relationships are structured as “recourse” relationships (i.e., our client agrees to repurchase from us any invoices for which payment is not ultimately received by the account debtor).

Our non-transportation factoring business targets small businesses with annual sales between $1 million and $10 million in industries such as manufacturing, distribution, and staffing.

Residential Real Estate Loans. We offer first and second mortgage loans to our individual customers primarily for the purchase of primary and secondary residences.

Mortgage Warehouse Facilities. We enter into mortgage warehouse arrangements whereby we directly fund the origination of one-to-four family residential mortgage loans on behalf of our mortgage banker clients. These arrangements provide our mortgage banker clients with the resources to fund their mortgage originations more quickly and efficiently than they could by using their own balance sheet.

Commercial Construction, Land and Land Development Loans. We offer loans to small-to-mid-sized businesses to construct owner-user properties, as well as loans to developers of commercial real estate investment properties and residential developments. These loans are typically disbursed as construction progresses and carry interest rates that vary with the prime rate.

Agriculture Loans. A portion of our loan portfolio consists of loans secured by farmland. These loans originate primarily in the areas surrounding our community banking markets in Iowa and Illinois.

Consumer Loans. In addition to our one-to-four family residential real estate loans as described above, we also originate personal loans for our retail banking customers. These loans originate exclusively out of our community banking operations in Iowa and Illinois.

Other Products and Services

Asset Management Services. Triumph Capital Advisors is a registered investment adviser that provides fee-based asset management services primarily for institutional clients, currently focused on the issuance and management of collateralized loan obligation (“CLO”) vehicles.  We view this business as being a natural extension of our credit focus that will allow us to generate a recurring stream of noninterest fee income.

In general, a CLO is an investment fund whose assets are comprised primarily of senior secured corporate loans. These senior secured corporate loans are generally large, broadly syndicated financing transactions arranged by a lead agent bank and then assigned to numerous additional lenders. Such loans are typically rated below investment grade and are sometimes referred to as “leveraged loans.” The total size of such loan facilities typically range from $200 million to $2.0 billion, though certain individual facilities can be several times larger. Our CLOs acquire assignments in these senior secured corporate loans generally ranging from $1 million to $5 million. We do not originate or syndicate any of the senior secured corporate loans acquired by our CLO clients, nor do we acquire any of the loan assignments on the balance sheet of our banks and then transfer them to our CLO clients. All such loan assignments are acquired directly by the CLO issuers under the direction of Triumph Capital Advisors as asset manager.

A CLO issues its investors securities in a series of tranches, typically ranging from an AAA-rated debt tranche to an unrated subordinated debt or equity tranche. The payment rate on each security is linked to such security’s payment priority (e.g., the AAA-rated tranche of a CLO will receive all interest payments before any payments are made to the next most junior tranche of security issued by such CLO, but will pay a lower interest rate). The sole source of payment for the securities issued by the CLO consists of interest, fee and principal payments from its underlying senior secured loan assets.

Triumph Capital Advisors earns asset management fees for selecting and continuously managing the underlying assets of CLOs. In general, these management fees are calculated as a percentage of eligible assets within each fund. A portion of these fees are payable as senior fees (i.e., payable before any payments to the debt investors in such fund) and a portion of these fees are payable as subordinated fees (i.e., payable only in the event interest payments are made to the debt investors in such CLO for such payment period). Such asset management fees typically range from 0.30% to 0.50% per annum of the total eligible assets of the fund, but may also be higher or lower depending on market conditions or the requirements of the investors in each specific CLO. In certain cases, we may offer a portion of our asset management fees to investors in a CLO as an inducement to get such investor to invest in the transaction. In addition, we may earn performance fees in the event the return of the subordinated or equity investors in a CLO exceeds a specified return threshold. We are currently focusing on CLOs with $300 million to $500 million in total assets.  Historically, we have not invested directly in the securities of the CLO offerings we manage, though we may choose to do so in the future.

In addition to providing asset management services to CLO issuers following the consummation of their CLO securities offerings (at which point we begin to earn the asset management fees described above), we also act as asset manager to CLO issuers during their “warehouse” phase. During its “warehouse” phase, a prospective CLO issuer begins to acquire loan assets in anticipation of a future CLO securities offering. These assets are generally acquired with the proceeds of a credit facility (often provided by an affiliate of the placement agent for the CLO securities offering) as well as equity invested in the prospective CLO issuer during this period. Upon the consummation of a CLO securities offering, the warehouse credit facility is repaid and terminated and the warehouse equity is redeemed. While we generally seek out third party investments for our CLO warehouse structures, we have from time to time invested in the equity of our CLO issuers during their warehouse phase. We make these investments primarily to facilitate the successful consummation of the CLO securities offerings and the corresponding generation of asset management fees for us that commence following the completion of these offerings.

We may also, in the future, manage CLOs under co-management or sub-advisory arrangements or enter into relationships whereby we acquire senior secured loan assets from a third party originator who also owns a substantial portion of the equity or other securities in the CLOs. Such structures may be utilized in order to comply with risk-retention requirements in Europe and the United States, or for other business reasons. We may continue to explore and evaluate these potential structures and relationships as risk retention and other applicable regulatory requirements related to our CLO asset management business develop and are finalized.

On March 3, 2015, Triumph Capital Advisors acquired all of the equity of Doral Money, Inc. (“Doral Money”), a subsidiary of Doral Bank, in connection with the FDIC’s auction process for Doral Bank.  As a result of this transaction, Triumph Capital Advisors also acquired the management contracts of two active CLOs consisting of approximately $703 million in assets under management,  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”

Additional Products and Services. We offer a full range of commercial and retail banking services to our customers, including checking and savings accounts, debit cards, electronic banking, and trust services. These products both augment our revenue and help us expand our core deposit network. A number of our additional products and services focus on providing turnkey solutions to our specialized commercial finance clients in order to improve acquisition and retention of these clients. For example, we provide comprehensive treasury management services for commercial clients to manage their cash and liquidity, including lock box, accounts receivable collection services, electronic payment solutions, fraud protection, information reporting, reconciliation and data integration and balance optimization solutions. In June 2014, we established Triumph Insurance Group, an insurance brokerage agency initially focused on meeting the insurance needs of our commercial clients, particularly our factoring clients in the transportation industry and our equipment lending clients. We believe these ancillary product offerings have the ability to diversify our revenue and increase customer acquisition and retention for our primary product lines.

Credit Risk Management

We control credit risk both through disciplined underwriting of each transaction we originate, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a transaction. We seek to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which our business customers are engaged. We have developed tailored underwriting criteria and credit management processes for each of the various loan product types we offer our customers.

Underwriting

In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process including the following:

•	understanding of the customer’s financial condition and ability to repay the loan;
•	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•	observing appropriate loan to value guidelines for collateral secured loans;

•	maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral; and
•	ensuring that each loan is properly documented with perfected liens on collateral.

Our non-owner occupied commercial real estate loans are generally secured by income producing property with adequate margins, supported by a history of profitable operations and cash flows and proven operating stability in the case of commercial loans. Except in limited circumstances, our commercial real estate loans and commercial loans are supported by personal guarantees from the principals of the borrower.

With respect to our asset-based loans, in addition to an overall evaluation of the borrower and the transaction considering the applicable criteria set forth above, we also engage in an evaluation of the assets comprising the borrowing base for such loans, to confirm that such assets are readily recoverable and recoverable at rates in excess of the advance rate for such loan. With respect to our healthcare asset-based loans, this process requires an analysis of the payment rates applied to the reimbursement obligations payable to our customers by applicable payees.

Our factoring relationships in particular require a specialized underwriting process. For each factoring transaction, in addition to a credit evaluation of our client, we also evaluate the creditworthiness of underlying account debtors, as such account debtors represent the substantive underlying credit risk. Transportation factoring also presents the additional challenge of underwriting high volumes of invoices of predominantly low value per invoice and managing credit requests for a large industry pool of account debtors. We facilitate this process through a proprietary web-based “Online Broker Credit” application, which processes invoice purchase approval requests for our clients through an online proprietary scoring model and delivers either preliminary responses for small dollar requests or immediate referral to our servicing personnel for larger dollar requests. We also set and monitor concentration limits for individual account debtors that are tracked across all of our clients (as multiple clients may have outstanding invoices from a particular account debtor).

Each of our banks implements its underwriting evaluation and approval process through a tiered system of loan authorities. Under these authorities, transactions at certain identified levels are eligible to be approved by a designated officer or a combination of designated officers. Transactions above such individual thresholds require approval of a management-level loan committee. Our management-level loan committee is a joint committee that reviews and approves credits for both banks. Transactions above the approval levels for our management-level loan committee must be approved by an executive loan committee comprised of directors.  Our underwriting and approval processes also employ limits we believe to be appropriate as to loan type and category, loan size, and other attributes.

Ongoing Credit Risk Management

We also perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third party professional firm perform regular loan reviews to confirm loan classification. We strive to identify potential problem loans early in an effort to seek resolution of these situations before the loans create a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.  In general, whenever a particular loan or overall borrower relationship is downgraded to pass-watch or substandard based on one or more standard loan grading factors, our credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. Management of each bank regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.

In addition to our general credit risk management processes, we employ specialized risk management processes and procedures for certain of our commercial finance products, in particular our asset-based lending and factoring products. With respect to our asset-based lending relationships, we require dominion over the borrower’s cash accounts in order to actively control and manage the cash flows from the conversion of borrowing base collateral into cash and its application to the loan. We also engage in active review and monitoring of the borrowing base collateral itself, including field audits typically conducted on a 90-180 day cycle.

With respect to our factoring operations, we employ a proprietary risk management program whereby each client is assigned a risk score based on measurable criteria. Our risk model is largely geared toward early detection and mitigation of fraud, which we believe represents the most material risk of loss in this asset class. Risk scores are presented on a daily basis through a proprietary software application. These risk scores are then used to assign such client into a particular classification level. The classification level is not a predictor of loss exposure but rather the determinant for monitoring levels and servicing protocols, such as the percentage requirements for collateral review and invoice verification prior to purchase. This scoring and risk allocation methodology allows us to manage and control fraud and credit risk.

Marketing

We market our loans and other products and services through a variety of channels. Fundamentally, we focus on a high-touch direct sales model and building long-term relationships with our customers. In our community banking markets, our lending officers actively solicit new and existing businesses in the communities we serve. For our commercial finance product lines, we typically maintain sales personnel across the country with designated regional responsibilities for clients within their territories.  We market our products and services through secondary channels, including e-marketing and search engine optimization, as well as key strategic sourcing relationships. Importantly, while we seek to ensure that the pricing on all of our loans and factoring products is competitive, we also attempt to distinguish ourselves with our clients on criteria other than price, including service, industry knowledge and a more complete value proposition than our competitors. We believe that our suite of complementary commercial finance product options and our other available banking services, including treasury management services and our newly launched insurance brokerage initiatives allows us to offer full-service banking relationships to clients and industries that have historically been served by smaller non-bank commercial finance companies.

Deposits

Deposits are our primary source of funds to support our earning assets. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at our bank subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. In addition, required deposit balances associated with our commercial loan arrangements and treasury management relationships maintained by our commercial lending clients provide an additional source of deposits.  In our community banking markets, we have a network of 18 deposit-taking branch offices. Triumph Savings Bank also maintains a branch office in Dallas, Texas, dedicated to deposit generation activities.

Competitors

The bank and non-bank financial services industries in our markets and the surrounding areas is highly competitive. We compete with a wide range of regional and national banks located in our market areas as well as non-bank commercial finance and factoring companies on a nationwide basis. We experience competition in both lending and attracting funds from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have more assets, capital and lending limits, and resources than we do and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.

Supervision and Regulation

Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency (“OCC”), the Texas Department of Savings and Mortgage Lending (“TDSML”), the Internal Revenue Service (“IRS”), and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of those goals, the U.S. Congress and the individual states have created numerous regulatory agencies and enacted numerous laws, such as the Dodd-Frank Act, that govern banks and the banking industry. The system of supervision and regulation applicable to the Company establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, our depositors and the public, rather than the stockholders and creditors.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. The federal banking agencies have issued a number of significant new regulations as a result of the Dodd-Frank Act and a number of additional regulations are pending or may be proposed. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which of our businesses may be affected by any new regulation or statute.

The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Bank Holding Company Regulation

The Company is a financial holding company registered under the BHC Act and is subject to supervision and regulation by the Federal Reserve. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions, for violation of laws and policies.

Activities Closely Related to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries or furnishing services to or performing services for its subsidiaries. Bank holding companies also may engage in or acquire interests in companies that engage in a limited set of activities that are closely related to banking or managing or controlling banks. If a bank holding company has become a financial holding company (an “FHC”), as we have, it may engage in a broader set of activities, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity. FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. The Company has elected to be an FHC. To maintain FHC status, the bank holding company and all subsidiary depository institutions must be well managed and “well capitalized.” Additionally, all subsidiary depository institutions must have received at least a “Satisfactory” rating on its most recent Community Reinvestment Act (“CRA”) examination. Failure to meet these requirements may result in limitations on activities and acquisitions.

Safe and Sound Banking Practices

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve may order a bank holding company to terminate an activity or control of a non-bank subsidiary if such activity or control constitutes a significant risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles. Regulation Y also requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth.

Consistent with the Dodd-Frank Act codification of the Federal Reserve’s policy that bank holding companies must serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, a bank holding company generally should not maintain a rate of distributions to stockholders unless its available net income has been sufficient to fully fund the distributions and the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality and overall financial condition. In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that our subsidiary banks maintain an adequate level of capital as described below.

In addition, the Federal Reserve Supervisory Letter SR 09-4 provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by a bank holding company. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its dividends if: (i) the bank holding company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Limitations on our subsidiary banks paying dividends could, in turn, affect our ability to pay dividends to its stockholders. For more information concerning our subsidiary banks’ ability to pay dividends, see below.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) provides that the Federal Reserve Board can assess civil money penalties for such practices or violations which can be as high as $1 million per day. FIRREA contains expansive provisions regarding the scope of individuals and entities against which such penalties may be assessed.

Annual Reporting and Examinations

The Company is required to file annual and quarterly reports with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may examine a bank holding company or any of its subsidiaries and charge the company for the cost of such an examination. The Company is also subject to reporting and disclosure requirements under state and federal securities laws.

New Rules on Regulatory Capital

New regulatory capital rules pursuant to the Basel III requirements, released in July 2013, implement higher minimum capital requirements for bank holding companies and banks effective on January 1, 2015. The new rules include a new common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements are designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The revised capital rules require banks and bank holding companies to maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a total Tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%. Bank holding companies are also required to hold a capital conservation buffer of CET1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments. Under the revised rules, bank holding companies must maintain a total risk-based capital ratio of 10% and a total Tier 1 risk-based capital ratio of 6% to be considered “well capitalized” for purposes of certain rules and requirements.

The revised capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.  This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.

The new rule attempts to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments, such as trust preferred securities, in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of its subsidiary banks are in excess of the levels established for “well-capitalized” institutions under the new rules.

The new rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the new rules, higher or more sensitive risk weights would be assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual, foreign exposures and certain corporate exposures. In addition, the new rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act, (ii) greater recognition of collateral and guarantees and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the new rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the new rules, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses would be included in the calculation of our regulatory capital.

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages.

As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2014, the Company’s subsidiary banks exceeded the capital levels required to be deemed “well capitalized.”

Additionally, FDICIA requires bank regulators to take prompt corrective action to resolve problems associated with insured depository institutions. In the event an institution becomes undercapitalized, it must submit a capital restoration plan.

Under these prompt corrective action provisions of FDICIA, if a controlled bank is undercapitalized, then the regulators could require the bank to submit a capital restoration plan. If an institution becomes significantly undercapitalized or critically undercapitalized, additional and significant limitations are placed on the institution. The capital restoration plan of an undercapitalized institution will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan until it becomes adequately capitalized. The Company has control of its subsidiary banks for the purpose of this statute.

Further, by statute and regulation, a bank holding company must serve as a source of financial and managerial strength to each bank that it controls and, under appropriate circumstances, may be required to commit resources to support each such controlled bank. This support may be required at times when the bank holding company may not have the resources to provide the support. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders.

Acquisitions by Bank Holding Companies

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank or ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and banks concerned, the convenience and needs of the communities to be served, the effect on competition as well as the financial stability of the United States. The Attorney General of the United States may, within 30 days after approval of an acquisition by the Federal Reserve, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Under certain circumstances, the 30-day period may be shortened to 15 days.

Control Acquisitions

The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On September 22, 2008, the Federal Reserve Board issued a policy statement on equity investments in bank holding companies and banks, which states the Federal Reserve generally will not consider an entity’s investment to be “controlling” if the entity owns or controls less than 25% of the voting shares and 33% total equity of the bank holding company or bank and has limited business relationships, director representation or other indicia of control. Depending on the nature of the overall investment and the capital structure of the banking organization, the Federal Reserve will permit, based on the policy statement, noncontrolling investments in the form of voting and nonvoting shares that represent in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

Anti-Tying Restrictions

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Bank Regulation

Triumph Savings Bank

Triumph Savings Bank is a Texas state savings bank and is subject to various requirements and restrictions under the laws of the United States and Texas and to regulation, supervision and regular examination by the FDIC and the TDSML. Triumph Savings Bank is required to file reports with the FDIC and the TDSML concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The regulators have the power to enforce compliance with applicable banking statutes and regulations. Those regulations include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged on loans and restrictions relating to investments and other activities of Triumph Savings Bank.

Triumph Community Bank

Triumph Community Bank is a national bank, which is subject to regulation and supervision primarily by the OCC and secondarily by the FDIC. Triumph Community Bank is subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Triumph Community Bank.

The OCC regularly examines Triumph Community Bank and its records. The FDIC may also periodically examine and evaluate insured banks.

Standards for Safety and Soundness

As part of FDICIA’s efforts to promote the safety and soundness of depository institutions and their holding companies, appropriate federal banking regulators are required to have in place regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting and interest rate risk), asset quality and earnings. As discussed above, the Federal Reserve, the OCC and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties of up to $1 million per day, issue cease-and-desist or removal orders, seek injunctions and publicly disclose such actions.

The ability of Triumph Savings Bank, as a Texas state savings bank, to pay dividends is restricted under the Texas Finance Code. Pursuant to the Texas Finance Code, a Texas state savings bank may declare and pay a dividend out of current or retained earnings, in cash or additional stock, to the holders of record of the stock outstanding on the date the dividend is declared. However, without the prior approval of the TDSML, a cash dividend may not be declared by the board of a Texas state savings bank that the TDSML considers to be in an unsafe condition or to have less than zero total retained earnings on the date of the dividend declaration.

Triumph Savings Bank is also subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain an adequate level of capital in accordance with guidelines promulgated from time to time by the federal regulators.

The OCC also has restrictions on the payment of dividends by national banks. Triumph Community Bank may not, without the prior approval of the OCC, declare a dividend if the total amount of dividends declared by the national bank in the current year, including the proposed dividend, exceeds certain levels of net income and retained earnings. Similar to Triumph Savings Bank, Triumph Community Bank is also subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain an adequate level of capital in accordance with guidelines promulgated from time to time by the federal regulators.

The present and future dividend policy of Triumph Savings Bank and Triumph Community Bank is subject to the discretion of its boards of directors. In determining whether to pay dividends to Triumph and, if made, the amount of the dividends, the boards of directors of Triumph Savings Bank and Triumph Community Bank considers many of the same factors discussed above. Triumph Savings Bank and Triumph Community Bank cannot guarantee that they will have the financial ability to pay dividends to Triumph, or if dividends are paid, that they will be sufficient for Triumph to make distributions to stockholders. Neither Triumph Savings Bank nor Triumph Community Bank is obligated to pay dividends.

Restrictions on Transactions with Affiliates

Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate and requires certain levels of collateral for such loans. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company. Section 23B requires that certain transactions between the Company’s subsidiary banks and their affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between the banks and their affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

Capital Adequacy

In addition to the capital rules applicable to both banks and bank holding companies discussed above, under the prompt corrective action regulations, the federal bank regulators are required and authorized to take supervisory actions against undercapitalized banks. For this purpose a bank is placed in one of the following five categories based on the bank’s capital (as of the new capital rules discussed above):

•	well-capitalized (at least 5% leverage capital, 6.5% common equity Tier 1 risk-based capital, 8% Tier 1 risk-based capital and 10% total risk-based capital);
•	adequately capitalized (at least 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital and 8% total risk-based capital);
•	significantly undercapitalized (less than 3% leverage capital, 3% common equity Tier 1 risk-based capital, 4% Tier 1 risk-based capital and 6% total risk-based capital); and
•	critically undercapitalized (less than 2% tangible capital).

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.

Failure to meet capital guidelines could subject our subsidiary banks to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and other restrictions on our business.

Deposit Insurance

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, through the DIF and safeguards the safety and soundness of the banking and thrift industries. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

The FDIC’s deposit insurance premium assessment is based on an institution’s average consolidated total assets minus average tangible equity.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings.

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (“CFPB”) is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as our subsidiary depository institutions, are subject to rules promulgated by the CFPB, which may increase their compliance risk and the costs associated with their compliance efforts, but the banks will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages,

including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The CFPB has opened inquiries into whether additional rule-making would be appropriate for overdraft protection programs.

The CFPB has issued a number of regulations related to the origination of mortgages, foreclosure, and overdrafts as well as many other consumer issues. Additionally, the CFPB has proposed, or will be proposing, additional regulations on issues that directly relate to our business. Although it is difficult to predict at this time the extent to which the CFPB’s final rules impact the operations and financial condition of the banks, such rules may have a material impact on the banks’ compliance costs, compliance risk and fee income.

Privacy

Under the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

The Patriot Act, International Money Laundering Abatement and Financial Anti-Terrorism Act and Bank Secrecy Act

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The Patriot Act and the International Money Laundering and Financial Anti- Terrorism Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act and expanded the extra-territorial jurisdiction of the United States. The U.S. Treasury has issued a number of implementing regulations which apply various requirements of the Patriot Act to financial institutions such as Triumph Savings Bank and Triumph Community Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.

Failure of a financial institution and its holding company to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, Triumph Savings Bank and Triumph Community Bank will continue to expend significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing of the banks’ compliance with the Bank Secrecy Act on an ongoing basis.

Community Reinvestment Act

The CRA requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC, the OCC, and the state banking regulators, as applicable, evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, we must publicly disclose the terms of various CRA-related agreements.

Other Regulations

Interest and other charges that our subsidiary banks collect or contract for are subject to state usury laws and federal laws concerning interest rates. Our banks’ loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various governmental agencies charged with the responsibility of implementing these federal laws.

In addition, our subsidiary banks’ deposit operations are subject to the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Concentrated Commercial Real Estate Lending Regulations

The Federal Reserve and other federal banking regulatory agencies promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and increasing capital requirements.

All of the above laws and regulations add significantly to the cost of operating the Company and our subsidiary depository institutions and thus have a negative impact on profitability. We would also note that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company and our subsidiary depository institutions. These institutions, because they are not so highly regulated, have a competitive advantage over us and our subsidiary depository institutions and may continue to draw large amounts of funds away from banking institutions, with a continuing adverse effect on the banking industry in general.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by both U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and our earnings.

Employees

As of December 31, 2014, we had 466.5 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

Available Information

The Company’s internet address is www.triumphbancorp.com. The Company makes available at this address, free of charge, its annual report on Form 10-K, its annual reports to shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). These documents are also available on the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The material risks and uncertainties that management believes affect the Company are described below.  Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment. Some statements in the following risk factors constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements” in Item 7 of this report.

Risks Relating to Our Business

Our limited operating history as an integrated company and our recent acquisitions may make it difficult for investors to evaluate our business, financial condition and results of operations and also impairs our ability to accurately forecast our future performance.

Our limited operating history as an integrated company may not provide an adequate basis for investors to evaluate our business, financial condition and results of operations. We have launched various new product lines over the past few years, and we acquired Triumph Community Bank, which represents a significant portion of our total operations, on October 15, 2013. Our future operating results depend upon a number of factors, including our ability to manage our growth, retain our customer base and successfully identify and respond to emerging trends in our primary product lines and markets. It may also be difficult for us to evaluate trends that may affect our business and to determine whether our expansion may be profitable. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

New lines of business or new products and services may subject us to additional risks. A failure to successfully manage these risks may have a material adverse effect on our business.

As part of our growth strategy, we have implemented and may continue to implement new lines of business, offer new products and services within our existing lines of business or shift the focus to our asset mix. There are substantial risks and uncertainties associated with these efforts, particularly in instances where such product lines are not fully mature. In developing and marketing new lines of business and/or new products and services and/or shifting the focus of our asset mix, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have an adverse effect on our business, financial condition and results of operations.

Acquisitions may disrupt our business and dilute stockholder value. We may not be able to overcome the integration, costs and other risks associated with our recently completed and possible future acquisitions, which could adversely affect our growth and profitability.

Our business strategy focuses on both organic growth and targeted acquisitions. An example of this was our recent acquisition of Triumph Community Bank in October 2013 as well as our recently completed acquisition of Doral Money and its related CLO management assets in March 2015.  We have incurred, and expect to continue to incurring, substantial expenses in connection with these recently completed acquisitions and integrating the operations of the acquired businesses with our operations.  We anticipate that any future acquisitions would involve similarly substantial expenses.  These expenses may exceed the savings that we expect to receive for the elimination of duplicative expenses and the realization of economies of scale.  We may fail to realize some or all of the anticipated benefits of our recently completed and possible future acquisitions if the integration process for these acquisitions takes longer or is more costly than expected or otherwise fails to meet our expectations. Such integration processes, particularly in the case of acquisitions of businesses several times our size (as was the case the Triumph Community Bank when we acquired it), will be a time-consuming and expensive process that could significantly disrupt our existing services, even if effectively and efficiently planned and implemented.

In addition, our acquisition activities could be material to our business and involve a number of risks, including the following:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, tax and market risks with respect to the target institution or assets;
•	exposure to potential asset quality issues of the target company;

•	intense competition from other banking organizations and other acquirers for acquisitions;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;
•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence and other projected benefits of the acquisition;
•	the time and expense required to integrate the operations and personnel of the combined businesses;
•	experiencing higher operating expenses relative to operating income from the new operations;
•	creating an adverse short-term effect on our results of operations;
•	losing key employees and customers;
•	significant problems relating to the conversion of the financial and customer data of the entity;
•	integration of acquired customers into our financial and customer product systems;
•	potential changes in banking or tax laws or regulations that may affect the target company; or
•	risks of impairment to goodwill or other than temporary impairment of investment securities.

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our profitability, return on equity and return on assets, our ability to implement our business strategy and enhance stockholder value, which, in turn, could have an adverse effect on our business, financial condition and results of operations.

As a business operating in the bank and non-bank financial services industries, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

As a business operating in the bank and non-bank financial services industries, our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and asset management services could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal and state governments (including possible ratings downgrades) and future tax rates (or other amendments to the Internal Revenue Code of 1986, as amended (the “Code”) or to state tax laws) is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the Euro and Chinese Yuan currencies, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak national economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, and our ability to retain or grow our deposit base could be hindered by higher market interest rates in the future. All of these factors may be detrimental to our business and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have an adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Bank and non-bank financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties and through transactions with counterparties in the bank and non-bank financial services industries, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more bank or non-bank financial services companies, or the bank or non-bank financial services industries generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have an adverse effect on our business, financial condition and results of operations.

We rely heavily on our management team and could be adversely affected by the unexpected loss of key officers.

We are led by an experienced core management team with substantial experience in the markets that we serve and the financial products that we offer. Our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term customer relationships and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have an adverse effect on our business, financial condition and results of operations.

We are subject to interest rate risk, which could adversely affect our financial condition and profitability.

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international disorder and instability in domestic and foreign financial markets.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. If short-term interest rates continue to remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations.

Our factoring services are concentrated in the transportation industry and economic conditions or other factors negatively impacting the transportation industry could adversely affect our factoring business.

Factoring for small-to-mid-sized trucking businesses constituted approximately 91% of our total factoring portfolio as of December 31, 2014, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. Given the concentration of our factoring business in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our factoring revenues, as the revenues we earn from purchasing transportation invoices are directly correlated with the amount of transportation activity generated by our factoring clients ( i.e., the volume of transportation invoices they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Increased costs associated with operating a trucking business, such as may be caused by increases in the prices of oil and diesel fuel, may cause a diminished demand for trucking services as our clients pass those costs along to their customers. Conversely, decreases in the price of diesel fuel may cause the size of our factoring portfolio to decrease, as the price of diesel fuel typically directly correlates with size of the invoices we purchase from our factoring clients. Additionally, the factoring industry may not continue its historical growth and we may face increased competition. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share. Any of such events could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

Additional regulations and rule making impacting the transportation industry may have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our primary transportation factoring clients and adversely affect our factoring business.

Our primary transportation factoring clients are small-to-mid-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses associated with owning or operating a trucking fleet. These regulations include rule making proposed by the Federal Motor Carrier Safety Administration of the United States Department of Transportation (“FMCSA”) under the Compliance, Safety, Accountability (“CSA”) initiative, maximum hours of service limitations imposed the FMCSA, electronic log requirements, regulations proposed by the federal Food and Drug Administration (“FDA”) requiring increased labeling and monitoring by carriers of any commodity transported that is regulated by the FDA and proposed increases in the amount of combined single limit liability insurance coverage required of a carrier from $750,000 to $3.2 million. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our client base and may force some or all of these businesses out of the market. Such an occurrence could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

Our asset-based lending and factoring products may expose us to an increased risk of fraud.

We rely on the structural features embedded in our asset-based lending and factoring products to mitigate the credit risk associated with such products. With respect to our asset-based loans, we limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. With respect to our factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event one or more of our customers fraudulently represents the existence or valuation of borrowing base assets in the case of an asset-based loan, or the existence or validity of an invoice we purchase in the case of a factoring transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our products with respect to such advances. In such event we could be exposed to material additional losses with respect to such loans or factoring products. Although we believe we have controls in place to monitor and detect fraud with respect to our asset-based lending and factoring products, there is no guarantee such controls will be effective. We have experienced fraud with respect to these products in the past and we anticipate that we will experience such fraud in the future. Losses from such fraudulent activity could have a material impact on our business, financial condition and results of operations.

Our commercial finance clients, particularly with respect to our factoring and asset-based lending product lines, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional credit risk, especially if our additional controls for such products are ineffective in mitigating such additional risks.

A significant portion of our loan portfolio consists of commercial finance products. Some of these commercial finance products, particularly the asset-based loans originated under our Triumph Commercial Finance brand, the asset-based loans originated under our Triumph Healthcare Finance brand, and our factored receivables arise out of relationships with clients who lack the operating history, cash flows or balance sheet necessary to qualify for other financing options. We attempt to control for the additional credit risk in these relationships through credit management processes employed in connection with these transactions. However, if such controls are ineffective in controlling this additional risk or if we fail to follow the procedures we have established for managing this additional risk, we could be exposed to additional losses with respect to such product lines that could have an adverse effect on our business, financial condition and results of operations.

Our healthcare asset-based lending product line may expose us to additional risks associated with the U.S. healthcare industry.

The U.S. healthcare industry is currently undergoing significant regulatory changes, both at the federal and state level, including changes associated with the adoption and implementation of the Patient Protection and Affordable Care Act of 2010. Such changes could negatively impact our existing healthcare asset-based loan portfolio or our ability to grow our healthcare asset-based loan portfolio in the future. For example, changes in reimbursement rates for healthcare receivables could impact the value and collectability of our healthcare loans, as such reimbursement obligations constitute the borrowing base collateral for such loans. While we believe our healthcare asset-based loans have features in place to protect against such risks (including the ability to reduce the available borrowing base or cease advances in the event of regulatory changes that jeopardize the collectability or valuation of the collateral), there is no guarantee that such protections will be effective. In addition, changes in the regulatory landscape for healthcare may cause certain service providers to leave the industry or cause consolidation in the industry that will decrease demand for our healthcare lending products. Any of such changes or occurrences could have an adverse effect on our business, financial condition and results of operations.

Lack of seasoning in portions of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past three years, certain portions of our loan portfolio, such as the asset- based loans and equipment loans originated under our Triumph Commercial Finance brand, are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because such portions of our portfolio are relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

We may not be able to adequately measure and limit the credit risk associated with our loan portfolio, our business and financial condition, which could adversely affect profitability.

As a part of our products and services, we make commercial and commercial real estate loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions and general economic conditions. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting our market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have an adverse effect on our business, financial condition and results of operations.

The small-to-mid-sized businesses that comprise a material portion of our loan portfolio may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to us, which could materially harm our operating results.

A significant element of our growth strategy involves offering our specialized commercial finance products to small-to-mid-sized businesses. These small-to-mid-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small-to-mid-sized business often depends on the management talents and efforts of one or two persons or a small group of persons and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could have an adverse effect on our business, financial condition and results of operations.

Our concentration of large loans to certain borrowers may increase our credit risk.

While we attempt to monitor the concentration of our loan portfolio by borrower, geography and industry, we nonetheless may have concentrations in these areas that increase the risk to our loan portfolio resulting from adverse changes impacting such borrowers, geographies or industries.   For example, we have made a significant number of large loans to a small number of borrowers, resulting in a concentration of large loans to these borrowers.  Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death.   In addition, a large portion of our loans are made in our community banking markets of Iowa and Illinois, and in Texas, the home of our corporate headquarters and the majority of our commercial finance operations.   We also have lending concentrations in industries such as transportation, construction and energy services.  As a result, the performance of our portfolio could be adversely impacted by economic or market conditions affecting these geographies or industries, such as the impact of falling oil prices on the energy services industry specifically or the Texas economy more generally, all of which could have an adverse effect on our business, financial condition and results of operations.

The amount of our nonperforming assets may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.

At December 31, 2014, we had a total of approximately $25.1 million of nonperforming assets or approximately 1.73% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.

At December 31, 2014, the amount of OREO we held totaled $8.4 million. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate, likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.

Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans or OREO, thereby adversely affecting our income and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral less estimated selling costs, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could have an adverse effect on our business, financial condition and results of operations. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. There can be no assurance that we will not experience future increases in nonperforming assets.

Our ALLL and fair value adjustments for purchase of impaired loans acquired in acquisitions may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

ALLL is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. The provision for loan losses is charged against earnings in order to maintain our ALLL and reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet date.

As of December 31, 2014, our ALLL as a percentage of total loans was 0.88% and as a percentage of total nonperforming loans was 53.0%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ALLL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ALLL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.

The application of the acquisition method of accounting in our acquisitions has impacted our allowance. Under the acquisition method of accounting, all loans acquired in acquisitions were recorded in our consolidated financial statements at their fair value at the time of acquisition and the related allowance was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we could incur losses associated with the acquired loans. The allowance associated with our purchased credit impaired (“PCI”) loans reflects a deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows, which involves cash flow projections and significant judgment on timing of loan resolution.

A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, Federal Home Loan Bank advances, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, investment maturities and sales of investment securities and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank and our ability to raise brokered deposits. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the bank or non-bank financial services industries or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the bank or non-bank financial services industries.

As of December 31, 2014, approximately $354.0 million, or 30.4%, of our deposits consisted of interest-bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2014, the fair value of our investment securities portfolio was approximately $162.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security.

Impairment of investment securities, goodwill, other intangible assets or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing whether the impairment of investment securities is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2014, we had goodwill of $16.0 million, representing approximately 7% of total equity.

In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2014 all but $1.2 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2014, net deferred tax assets were approximately $16.0 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our risk management strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. As our products and services change and grow and the markets in which we operate evolve, our risk management strategies may not always adapt to those changes. Some of our methods of managing risk are based upon our use of observed historical market behavior and management’s judgment. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. In addition, our limited operating history reduces the historical information on which to predict future results or trends. Management of market, credit, liquidity, operational, legal, regulatory and compliance risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events and these policies and procedures may not be fully effective. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. Any of these circumstances could have an adverse effect on our business, financial condition and results of operations.

Risks for environmental liability apply to the properties under consideration as well as properties that are contiguous or upgradient to the subject properties.

In the course of our business, we may purchase real estate in connection with our acquisition and expansion efforts, or we may foreclose on and take title to real estate that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

The cost of removal or abatement may not substantially exceed the value of the affected properties or the loans secured by those properties, that we may not have adequate remedies against the prior owners or other responsible parties and we may not be able to resell the affected properties either before or after completion of any such removal or abatement procedures. If material environmental problems are discovered before foreclosure, we generally will not foreclose on the related collateral or will transfer ownership of the loan to a subsidiary. It should be noted, however, that the transfer of the property or loans to a subsidiary may not protect us from environmental liability. Furthermore, despite these actions on our part, the value of the property as collateral will generally be substantially reduced and, as a result, we may suffer a loss upon collection of the loan. Currently, we are not a party to any legal proceedings involving potential liability to us under applicable environmental laws. Any significant environmental liabilities could have an adverse effect on our business, financial condition and results of operations.

We face significant competition to attract and retain customers, which could adversely affect our growth and profitability.

We operate in the highly competitive bank and non-bank financial services industries and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, including U.S. banks, mortgage banking companies, consumer finance companies, credit unions, insurance companies and other institutional lenders and purchasers of loans in originating loans, attracting deposits and providing other financial services. Many of our competitors are significantly larger and have significantly more resources, greater name recognition and more extensive and established branch networks than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources.

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;
•	the scope, relevance and pricing of products and services that we offer;
•	customer satisfaction with our products and services;
•	industry and general economic trends; and
•	our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have an adverse effect on our business, financial condition and results of operations.

The obligations associated with being a public company require significant resources and management attention, which have increased our costs of operations and may divert focus from our business operations.

We completed the initial public offering of our common stock in November 2014.  As a result, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. Compliance with these reporting requirements and other rules of the SEC and the rules of the NASDAQ Global Select Market has increased our legal and financial compliance costs and may make some activities more time consuming and costly. The establishment of the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, results of operations and financial condition. We have made and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in Item 7 of the report captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Additionally, as a result of our recent acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair value. If our assumptions are incorrect, any resulting change or modification could have an adverse effect on our business, financial condition and results of operations.

If we fail to correct any material weakness that we subsequently identify in our internal control over financial reporting or otherwise fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting, beginning as of that second annual report.

If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC, the OCC or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

We face significant operational risks due to the high volume and the high dollar value nature of transactions we process.

We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our Company, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems, compliance failures, business continuation and disaster recovery issues and other external events. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.

To the extent we engage in derivative transactions, we will be exposed to credit and market risk, which could adversely affect our profitability and financial condition.

While we do not currently engage in significant derivative or hedging activity, we may in the future manage interest rate risk by, among other things, utilizing derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. To the extent we engage in derivative transactions, we will be exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expect when we enter into the derivative transaction. The existence of credit and market risk associated with any derivative instruments we enter into could adversely affect our net interest income and, therefore, could have an adverse effect on our business, financial condition and results of operations.

System failure or cyber security breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet banking activities, against damage from physical break-ins, cyber security breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our Internet banking services by current and potential customers. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, or determined to be infringing on other marks. Competitors may have adopted or may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. For instance, on February 18, 2015, a trademark infringement suit was filed against us and certain of our subsidiaries asserting that our use of “Triumph” as part of our trademarks and domain names causes a likelihood of confusion, has caused actual confusion, and infringes the trademarks of the plaintiffs in such suit.  The suit seeks damages as well as an injunction to prevent our use of the name “Triumph” and certain other matters.  While we intend to vigorously defend the lawsuit, if an injunction were to be issued against us or in the event we have to change the name of our Company or any of the companies or brands we do business under, we may experience a loss of brand name recognition, customer confusion and loss of revenue.  Additionally, our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

We are subject to litigation, which could result in substantial judgment or settlement costs.

We are regularly involved in litigation matters in the ordinary course of business. We believe that these litigation matters should not have a material adverse effect on our business, financial condition, results of operations or future prospects. We cannot assure you, however, that we will be able to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have an adverse effect on our business, financial condition and results of operations.

Risks Related to our Asset Management Business

A downturn in the global credit markets could adversely affect our CLO business.

Among the sectors particularly challenged by a downturn in the global credit markets are the CLO and leveraged finance markets. CLOs are subject to credit, liquidity, interest rate and other risks. In 2008 and through early 2009, liquidity in the credit markets was significantly reduced, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. Although the credit markets in general and the leveraged loan market in particular have improved since the second half of 2009, they have not returned to pre-2008 levels. We have significant exposure to these markets because we act as asset manager to CLOs as part of our recently established asset management business. We believe that investment performance is one of the most important factors for the maintenance and growth of our assets under management. Poor investment performance by the CLOs we manage, either on an absolute or relative basis, could impair our revenues and growth because: (1) our ability to attract funds from existing and new clients might diminish; and (2) negative absolute investment performance will directly reduce our managed assets. In addition, losses incurred by investors in our CLOs in such event could expose us to reputational risk.

We may directly invest in the CLOs we manage, and we may invest in warehouse financing structures in connection with the formation of additional CLOs to be managed by us, which may expose us to losses in connection with such investments.

From time to time, we may invest in the subordinated notes, preference shares or other debt securities of the CLOs we manage. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of the CLOs we manage could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral. Historically, we have not invested directly in any of the CLOs we manage. However, we may choose to make such investments in the future or we may be required to make such investments in the future in order to comply with risk retention requirements promulgated under the Dodd-Frank Act. See “—Risk retention requirements implemented under the Dodd-Frank Act may impact our ability to issue new CLOs.”

In addition, in connection with issuance of additional CLOs to be managed by us, we may enter into warehouse arrangements with warehouse providers such as banks or other financial institutions pursuant to which the warehouse provider will finance the purchase of investments that will ultimately be included in a CLO or other investment product. In connection with such warehouse arrangements, the warehouse provider will require an investor or investors to make an equity investment that will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but which will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the investors in such CLO warehouse equity would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, we may not be able to complete the issuance within the expected time frame or at all. While we generally seek to raise third party investments for the equity in our CLO warehouses, we have from time to time, and may in the future, make all or a part of such equity investments ourselves. We make these investments on a case-by-case basis. Such investments are made primarily to ensure the overall success of the subsequent CLO securities offering, ensuring a stream on non-interest fee income to us.

We may lose investment advisory income from the CLOs we manage as a result of the triggering of certain structural protections built into such CLOs.

The CLOs managed by our asset management business generally contain structural provisions that could lead to a default under the indenture for a particular CLO or other rights of the investors in such CLO to remove or replace us as asset manager. These provisions include, but are not limited to, (a) over-collateralization tests and/or market value triggers that are meant to protect investors from a deterioration in the credit quality of the underlying collateral pool, (b) key man events that are triggered when certain of our key investment or management personnel were to leave the Company, and (c) certain breaches of our asset management agreements that would constitute “cause” under such management contracts. The occurrence of such events could have negative consequences for us, including (x) the acceleration of the CLO’s obligation to repay the notes issued by the CLO and, ultimately, liquidation of the underlying collateral or (y) our removal or replacement as the asset manager for the CLO. In such event, we will lose investment advisory fees, which could have an adverse effect on our business, financial condition and results of operations.

Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause the decline in and deferral of investment advisory income and the reduction of assets under management.

Under the investment management agreements between our asset management business and the CLOs they manage, payment of the asset manager’s investment advisory fees is generally subject to a “waterfall” structure. Pursuant to these “waterfalls,” all or a portion of an asset manager’s fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred. Deferrals could occur if the issuers of the collateral underlying the CLOs default on or defer payments of principal or interest relating to such collateral. During such periods and pursuant to the waterfalls, the CLOs may be required to repay certain of these liabilities, which repayment permanently reduces our asset management business’s assets under management and related investment advisory fees pursuant to which our asset management business can recoup deferred subordinated fees. If similar defaults and delinquencies resume, our asset management business could experience additional declines in and deferrals of its investment advisory fees.

Additionally, all or a portion of our asset management business’s investment advisory fees from the CLOs that it manages may be deferred if such CLOs fail to satisfy certain “over-collateralization” tests. Pursuant to the “waterfall” structure discussed above, such failures generally require cash flows to be diverted to prepay certain of the CLO’s liabilities resulting in similar permanent reductions in assets under management and investment advisory fees in respect of such CLOs. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, these assets are required to be carried at their market values for purposes of the over-collateralization tests.

Our asset management business depends on third-party distribution channels to market its CLOs.

Our asset management business’s CLO management services are marketed by institutions that act as selling or placement agents for CLOs. The potential investor base for CLOs is limited, and our asset management business’s ability to access clients is highly dependent on access to these selling and placement agents. These channels may not be accessible to our asset management business, which could have a material and adverse effect on our asset management business’s ability to launch new CLOs. In addition, our asset management business’s existing relationships with third-party distributors and access to new distributors could be adversely impacted by recent consolidation in the financial services industry, which could result in increased distribution costs, a reduction in the number of third parties selling or placing our CLOs or increased competition to access third-party distribution channels.

Our asset management business’s failure to comply with investment guidelines set by its clients or the provisions of the management agreement and other agreements to which it is a party could result in damage awards against our asset management business and a loss of assets under management, either of which could cause our earnings to decline.

As an investment adviser, our asset management business has a fiduciary duty to its clients. When clients retain an asset manager to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that such asset manager is required to observe in the management of its portfolio. In addition, such asset manager is required to comply with the obligations set forth in the management agreements and other agreements to which it is a party. Although each asset manager utilizes procedures, processes and the services of experienced advisers to assist it in adhering to these guidelines and agreements, we cannot assure that such precautions will protect our asset management business from potential liabilities. Our asset management business’s failure to comply with these guidelines or the terms of these agreements could have an adverse effect on our business, financial condition and results of operations.

We may be required to consolidate the CLOs we manage on our balance sheet, which would adversely affect our capital ratios.

Under GAAP, if we are deemed to be the “primary beneficiary” of a variable interest entity such as the CLOs we manage, we would be required to consolidate the assets of such entity on our balance sheet even though we are not entitled to the benefits from, nor do we bear the risk associated with, the assets held by such entities beyond any direct investment we have made and our rights to any management fees. Such an event would require us to include all of the assets of such CLO as assets of the Company for purposes of calculating our regulatory capital ratios. Furthermore, under the new bank capital requirements described below under “Risk Factors—Regulatory initiatives regarding bank capital requirements may require heightened capital” any minority interest we have in the preference shares or subordinated notes of a consolidated CLO would not be considered Common Equity Tier 1 capital, would be subject to the general limitations under such new requirements for the amount of minority interest permitted to be included in our Tier 1 capital and, depending on the structure of such interests, might not constitute Tier 1 capital at all.

Although we do not believe we are required to consolidate any of the CLOs we currently manage, it is possible that the accounting guidance regarding consolidation of such entities could change such that we would be required to consolidate such entities in the future. In addition, in the event proposed risk retention rules under the Dodd-Frank Act require us to make greater investments in the CLOs we manage, we may be required to consolidate such entities in order to meet such requirements. Such events could have an adverse effect on our capital ratios or limit the number of new CLOs we are able to issue as part of our growth strategy.

The Volcker Rule may negatively impact our CLO asset management business, and may impact the ability of our asset management business to expand into new product lines.

Section 619 of the Dodd-Frank Act added a provision to federal banking law, commonly referred to as the “Volcker Rule,” to generally prohibit certain banking entities from engaging in proprietary trading or from acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, a hedge fund or private equity fund, which are defined as “covered funds”, subject to certain exemptions.

The implementing regulations for the Volcker Rule adopted December 10, 2013 include as a covered fund any entity that would be an investment company but for the exemptions provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). Therefore, absent an exemption, the CLOs we manage would be a covered fund and we would not be able to sponsor such entities or to invest in them (subject to some very limited exceptions). Generally, we expect the CLOs we manage to qualify for the “loan securitization exemption” set forth in the implementing regulations, which carves out from the definition of covered fund any asset-backed security issuer the assets of which, in general, consist only of loans, assets or rights (including certain types of securities) designed to assure the servicing or timely distribution of proceeds to holders or that are related or incidental to purchasing or otherwise acquiring and holding the loans. In order to qualify for the loan securitization exemption, the CLOs we manage will not be permitted to purchase securities, including bonds and floating rate notes. Depending on market conditions, this could significantly and negatively impact the CLOs we manage, particularly for the holders of the subordinated notes of such CLOs, and we may be disadvantaged as compared to other CLOs or investment vehicles which are not required to qualify for the loan securitization exemption.

In addition, the Volcker Rule will prohibit us from providing asset management services that would cause us to be deemed to sponsor certain investment vehicles that would constitute covered funds but do not qualify for an applicable exemption (such as pooled investment vehicles comprised of assets other than loans), and/or from making investments in such vehicles absent an exception. Such restrictions could limit our future growth plans and opportunities for our asset management business.

Risk retention requirements implemented under the Dodd-Frank Act may impact our ability to issue new CLOs.

Section 941 of the Dodd-Frank Act added a provision to the Exchange Act requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibits such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014 and these rules will become effective in 2016. Under the final rules, the asset manager of a CLO would be considered the sponsor of a securitization vehicle and would be required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO. Although the final rules contain an exemption from such requirements for the asset manager of a CLO if, among other things, the originator or lead arranger of all of the loans acquired by the CLO retain such risk at the asset level and, at origination of such asset, takes a loan tranche of at least 20 percent of the aggregate principal balance, it is possible that the originators and lead arrangers of loans in this market will not agree to assume this risk or provide such retention at origination of the asset in a manner that would provide meaningful relief from the risk retention requirements for CLO managers like us.

Due to the risk retention requirements described above, we may be limited in the number of additional CLOs we are able to issue or act as manager for, as (a) we may not have sufficient capital available to meet the risk retention requirements for such CLOs, (b) the capital treatment that would be applied to such required CLO investments would make such investments infeasible even if we had capital available, and/or (c) such investments would cause us to have to consolidate the CLOs on our balance sheet, which could have a negative impact on our capital ratios. See “—We may be required to consolidate the CLOs we manage on our balance sheet, which may adversely affect our capital ratios” and “—The Volcker Rule may negatively impact our CLO asset management business, and may impact the ability of our asset management business to expand into new product areas.”

We may, in the future, manage CLOs under co-management or sub-advisory arrangements or enter into relationships whereby we acquire senior secured loan assets from a third party originator who also owns a substantial portion of the equity or other securities in the CLOs. Such structures may be utilized in order to comply with risk-retention requirements in Europe and the United States, or for other business reasons. We may continue to explore and evaluate these potential structures and relationships as risk retention and other applicable regulatory requirements related to our CLO asset management business continue to develop. We may be unable to enter into arrangements along these lines, which could impact our ability to issue new CLOs.

Our asset manager has entered into agreements with affiliated entities which may create conflicts of interest.

Triumph Capital Advisors shares office space with certain of its affiliated entities, including the Company and Triumph Savings Bank, and operates under a shared services agreement whereby Triumph Capital Advisors and such affiliated entities share a common infrastructure, including facilities, information technology, and human resources. In addition, certain supervised persons of Triumph Capital Advisors are also officers and/or directors of certain of its affiliated entities. Triumph Capital Advisors has entered into, and may enter into in the future, arrangements whereby Triumph Capital Advisors may offer its affiliated entities opportunities to invest in senior secured loans and other assets of the same type as comprise the assets of the CLOs it manages and its other clients. Under such arrangements, Triumph Capital Advisors may make offers of such opportunities to such affiliated entities, and provide to such affiliated entities its work product and other materials regarding such opportunity, but all decisions regarding the acquisition, disposition and management of the loan or other asset remain the responsibility of the applicable affiliated entity. Such arrangements may also contemplate that, to the extent that an affiliated entity acquires a loan or other asset as a result of an offer from Triumph Capital Advisors, Triumph Capital Advisors may provide monitoring services whereby Triumph Capital Advisors will monitor such loan or other asset in a manner similar to the manner in which it would monitor such loan or other asset for its CLO clients, and provide such monitoring materials to the applicable affiliated entity to assist such affiliated entity in their management of such loan or other asset.  In offering such opportunities to its affiliates and/or in connection with providing any services to its affiliates in connection with any such investment, Triumph Capital Advisors has a duty (such as when making allocations in any acquisition or sale transaction) to prioritize the needs of its CLO clients over those of its affiliated entities, which may result in the Company or such other affiliated entities being disadvantaged, or incurring losses they might otherwise avoid, with respect to any investment opportunities offered to such entities by Triumph Capital Advisors.  In addition, the time and efforts expended by Triumph Capital Advisors personnel in their roles as officers and directors for, or otherwise providing services to, such affiliated entities may distract such personnel from the services they provide to its CLO clients.

Risks Relating to the Regulation of Our Industry

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment in which we operate.

As a financial holding company, we are subject to federal supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. There are laws and regulations which restrict transactions between us and our subsidiaries. These requirements may constrain our operations and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition, results of operations and future prospects. Also, the burden imposed by those federal and state regulations may place banks in general and us in particular, at a competitive disadvantage compared to less regulated competitors.

We are also subject to requirements with respect to the confidentiality of information obtained from clients concerning their identity, business, personal financial information, employment and other matters. We require our personnel to agree to keep all such information confidential and we monitor compliance. Failure to comply with confidentiality requirements could result in material liability and adversely affect our business, financial condition, results of operations and future prospects.

Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. We cannot assure our stockholders that such future changes will not have an adverse effect on our business, financial condition and results of operations.

Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations to our Company. Compliance with current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance. Additionally, evolving regulations and guidance concerning executive compensation may impose limitations on us that affect our ability to compete successfully for executive and management talent.

The Consumer Financial Protection Bureau (“CFPB”), was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The ongoing broad rulemaking powers of the CFPB and its UDAAP authority have the potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that they are examining proposing new rules on overdrafts and other consumer financial products or services and if any such rule limits our ability to provide such financial products or services it may have an adverse effect on our business.

In addition, given the current economic and financial environment, regulators may elect to alter the standards or the interpretation of the standards used to measure regulatory compliance or used to determine the adequacy of liquidity, certain risk management or other operational practices for bank or non-bank financial services companies. Such actions may impact our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets differs from our assessment, we may be required to take additional charges that would have the effect of materially reducing our earnings, capital ratios and share price.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

We are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the bank or non-bank financial services industries. The Dodd-Frank Act significantly changed the regulation of financial institutions and the bank and non-bank financial services industries. The Dodd-Frank Act and the regulations thereunder affect large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base and permanently raises the current standard deposit insurance limit to $250,000 and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions. The Dodd-Frank Act establishes the Consumer Financial Protection Bureau as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly traded companies and allows financial institutions to pay interest on business checking accounts. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets.

New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

Federal and state regulators periodically examine our business and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC, the OCC and the TDSML periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. In addition, our asset management business is subject to inspection and examination by the SEC.  Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

Our FDIC deposit insurance premiums and assessments may increase.

The deposits of our bank subsidiaries are insured by the FDIC up to legal limits and, accordingly, subject our bank subsidiaries to the payment of FDIC deposit insurance assessments. The banks’ regular assessments are based on our bank subsidiaries’ average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund (“DIF”). In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC- insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

Our bank subsidiaries are subject to “cross-guarantee liability” in the event of a default by either bank and such liability may have an adverse effect on our financial condition, results of operations and future prospects.

Under the Federal Deposit Insurance Act, a depository institution, the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

Our bank subsidiaries are affiliated FDIC-insured depository institution subsidiaries. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. If cross-guarantee liability was imposed by the FDIC, such liability could have an adverse effect on our business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support our subsidiary banks.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the bank holding company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

Future acquisitions generally will require regulatory approvals and failure to obtain them would restrict our growth.

We intend to explore complementing and expanding our products and services by pursuing strategic acquisitions. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:

•	the effect of the acquisition on competition;
•	the financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;
•	the quantity and complexity of previously consummated acquisitions;
•	the managerial resources of the applicant and the bank(s) involved;
•	the convenience and needs of the community, including the record of performance under the Community Reinvestment Act of 1977;
•	the effectiveness of the applicant in combating money-laundering activities;
•	the applicant’s regulatory compliance record; and
•	the extent to which the acquisition would result in greater or more concentrated risks to the stability of the United States banking or financial system.

Such regulators could deny our application based on the above criteria or other considerations, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell banking centers as a condition to receiving regulatory approvals and such a condition may not be acceptable to us or may reduce the benefit of any acquisition.  In addition, we may be required to make certain capital commitments to our regulators in connection with any acquisition.  For example, in connection with our acquisition of Triumph Community Bank in October 2013, we agreed to maintain an 8% Tier 1 leverage ratio and a minimum 10% total risk based capital ratio at Triumph Community Bank.  The existence of such capital requirements, or the failure to meet any of these requirements applicable to us, may have material adverse effect on our stockholders.

Future legislation or actions could harm our competitive position.

In addition to the enactment of the Dodd-Frank Act, various legislative bodies have also recently been considering altering the existing framework governing creditors’ rights, including legislation that would result in or allow loan modifications of various sorts. Such legislation may change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business; limit or expand permissible activities; or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it or any regulations would have on our activities, financial condition or results of operations.

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2014, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

New regulatory capital rules, released in July 2013, implement higher minimum capital requirements for bank holding companies and banks. The new rules include a new common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements are expected to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The revised capital rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a total Tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%. Bank holding companies are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments. The revised capital rules also require banks and bank holding companies to maintain a common equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Company’s and its subsidiaries’ regulatory capital ratios currently are in excess of the levels established for “well-capitalized” institutions.

These new standards may require the Company or our bank subsidiaries to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. Such regulation could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities which could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new product lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, financial condition and results of operations.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001 (the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have an adverse effect on our business, financial condition and results of operations.

There are substantial regulatory limitations on changes of control of a bank holding company.

With certain limited exceptions, federal regulations prohibit a person, a company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to and the approval of the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to become bank holding companies, subject to regulatory supervision. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

Risks Relating to the Company’s Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	changes in economic or business conditions;
•	the effects of and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•

publication of research reports about us, our competitors or the bank and non-bank financial services industries generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deem comparable to us;
•	future issuances of our common stock or other securities;
•	additions or departures of key personnel;
•	proposed or adopted changes in laws, regulations or policies affecting us;
•	perceptions in the marketplace regarding our competitors and/or us;
•	our treatment as an “emerging growth company” under federal securities laws;
•	changes in accounting principles, policies and guidelines;
•	rapidly changing technology;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the bank and non-bank financial services industries.

The stock market and, in particular, the market for financial institution stocks, have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

Securities analysts may not continue coverage on our common stock, which could adversely affect the market for our common stock.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our market price. If we are covered by securities analysts and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in nonconvertible debt in a three-year period or if the fair value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The rights of our common stockholders are subordinate to the rights of the holders of our Series A Preferred Stock and Series B Preferred Stock and any debt securities that we may issue and may be subordinate to the holders of any other class of preferred stock that we may issue in the future.

We have issued 97,456 shares of our Series A Preferred Stock and Series B Preferred Stock. These shares have rights that are senior to our common stock. As a result, we must make payments on the preferred stock before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the Series A Preferred Stock and Series B Preferred Stock must be satisfied in full before any distributions can be made to the holders of our common stock. Our board of directors has the authority to issue in the aggregate up to 1,000,000 shares of preferred stock and to determine the terms of each issue of preferred stock without stockholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock and could have a preference on liquidating distributions or a preference on dividends that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital-raising efforts is uncertain. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

We depend on the profitability of our bank subsidiaries.

Our principal source of funds to pay dividends on our common and preferred stock and service any of our obligations are dividends received directly from our subsidiaries. A substantial percentage of our current operations are currently conducted through our two bank subsidiaries. As is the case with all financial institutions, the profitability of our bank subsidiaries is subject to the fluctuating cost and availability of money, changes in interest rates and in economic conditions in general. In addition, various federal and state statutes limit the amount of dividends that our bank subsidiaries may pay to us, with or without regulatory approval.

We do not intend to pay dividends in the foreseeable future and our future ability to pay dividends is subject to restrictions.

We have not historically declared or paid any cash dividends on our common stock since inception. Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the board of directors. Furthermore, consistent with our business plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our common stockholders. We are also restricted from paying dividends on our common stock if we do not pay dividends on our Series A Preferred Stock and Series B Preferred Stock for the same dividend period.  In addition, the terms of our trust preferred securities outstanding at National Bancshares, Inc. may limit the availability of any dividend income from our Triumph Community Bank subsidiary if we are not current in the interest and dividend payments on such trust preferred securities.

Our board of directors intends to retain all of our earnings to promote growth and build capital. Accordingly, we do not expect to pay dividends in the foreseeable future. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Further, the Federal Reserve issued Supervisory Letter SR 09-4 on February 24, 2009 and revised as of March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by bank holding companies. Supervisory Letter SR 09-4 provides that, as a general matter, a financial holding company should eliminate, defer or significantly reduce its dividends, if: (1) the financial holding company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the financial holding company’s prospective rate of earnings retention is not consistent with the financial holding company’s capital needs and overall current and prospective financial condition; or (3) the financial holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the financial holding company is operating in an unsafe and unsound manner.

Our corporate governance documents and certain corporate and banking laws applicable to us, could make a takeover more difficult.

Certain provisions of our articles of incorporation and bylaws and corporate and federal banking laws and regulations could delay, defer or prevent a third party from acquiring control of our organization or conducting a proxy contest, even if those events were perceived by many of our stockholders as beneficial to their interests. These provisions, laws and regulations applicable to us:

•	enable our board of directors to issue additional shares of authorized but unissued capital stock;
•	enable our board of directors to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors;
•	enable our board of directors to increase the size of our board of directors and fill the vacancies created by the increase;
•	enable our board of directors to serve for three-year terms;
•	provide for a plurality voting standard in the election of directors;
•	do not provide for cumulative voting in the election of directors;
•	enable our board of directors to amend our bylaws without stockholder approval;
•	do not allow for the removal of directors without cause;
•	limit the right of stockholders to call a special meeting;
•	do not allow stockholder action by less than unanimous written consent;
•	require the affirmative vote of two-thirds of the outstanding shares of common stock to approve all amendments to our charter and approve mergers and similar transactions;
•	require advance notice for director nominations and other stockholder proposals; and
•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our stockholders might otherwise receive a premium over the market price of our shares.

Certain of our directors and officers have the right to receive shares of our common stock from Triumph Consolidated Cos., LLC (“TCC”), the original investment vehicle for our operations and a significant stockholder of the Company, based on the value of our shares of common stock, which may incentivize them to manage our operations in a manner that incurs more risk to receive the full amount of shares that may be distributed to them.

TCC is a Texas limited liability company that served as the original investment vehicle for the Company’s operations. As of December 31, 2014, TCC owned 1,250,000 shares of our common stock and a warrant to purchase an additional 259,067 shares of the Company’s common stock at a price of $11.58 per share. In connection with the formation and funding of TCC, TLCM Investments, LLC (“TLCM”) was granted a profits interest. TCC’s operating agreement currently gives effect to such profits interest by providing for the grant to TLCM of periodic distributions of our common stock from TCC based on the market price of our common stock on a quarterly basis for a three year period following the consummation of our initial public offering in November 2014. The higher the trading price of our common stock during this period, the more shares TCC will distribute to TLCM, up to 1,250,000 total shares.   The ultimate beneficial owners of TLCM include certain of our directors and executive officers including our Chief Executive Officer, Aaron P. Graft, our executive chairman, Carlos Sepulveda, Jr., Charles A. Anderson, Justin M. Trail, C. Todd Sparks, Raymond W. Sperring III and Adam D. Nelson.  Accordingly, certain members of our board of directors and management may be incentivized to produce a higher price for our shares of common stock than they otherwise would be and may be prone to take risks that they otherwise would not in an effort to support a higher stock price. If the Company incurs additional risk or unduly focuses on the price of our common shares, it may have an adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.

As of December 31, 2014, Triumph Community Bank operates ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, seven other branches throughout central and northwestern Illinois, one branch and one loan production office in northeastern Illinois and one loan production office in Portland, Oregon. We lease five of these offices and own the remaining fifteen. Our owned offices are freestanding permanent facilities; the leased offices are part of larger retail facilities. Most of Triumph Community Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities.

Triumph Savings Bank operates from our corporate office in Dallas, Texas and from one branch office also located in Dallas, Texas. The corporate office houses Triumph Savings Bank’s loan operations and the branch office is limited to deposit gathering activities. Triumph Savings Bank does not offer any ATM or drive-through facilities.

Triumph Business Capital operates from a leased facility within a larger business park located in Coppell, Texas.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Trademark Infringement Lawsuit

On February 18, 2015, a trademark infringement suit was filed in the United States District Court for the Western District of Tennessee Western Division against the Company and certain of its subsidiaries by Triumph Bancshares, Inc. and Triumph Bank, Inc., asserting that the Company’s use of “Triumph” as part of their trademarks and domain names causes a likelihood of confusion, has caused actual confusion, and infringes plaintiffs’ trademarks.  The suit seeks damages as well as an injunction to prevent the use of the name “Triumph” and certain other matters with respect to the Company and its subsidiaries.  The Company disagrees with the allegations in the complaint and will defend it vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TBK.” Our common stock has no public trading history prior to November 7, 2014. For the period from November 7, 2014 through December 31, 2014, the high and low sales prices for our common stock were $15.99 and $11.93, respectively. At March 5, 2015, there were 17,963,783 shares outstanding and 500 shareholders of record for the Company’s common stock.

Dividends

We have not historically declared or paid cash dividends on our common stock since inception and we do not intend to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:

•	our historic and projected financial condition, liquidity and results of operations;
•	our capital levels and needs;
•	tax considerations;
•	any acquisitions or potential acquisitions that we may examine;
•	statutory and regulatory prohibitions and other limitations;
•	the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends;
•	general economic conditions; and
•	other factors deemed relevant by our board of directors.

We are not obligated to pay dividends on our common stock.

As a Texas corporation, we are subject to certain restrictions on dividends under the Texas Business Organizations Code (the “TBOC”). Generally, a Texas corporation may pay dividends to its stockholders out of its surplus (the excess of its assets over its liabilities and stated capital) or out of its net profits for the then-current and preceding fiscal year unless the corporation is insolvent or the dividend would render the corporation insolvent. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies.

Because we are a financial holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our stockholders depends, in large part, upon our receipt of dividends from our bank subsidiaries, which are also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. The present and future dividend policy of our bank subsidiaries are subject to the discretion of their respective board of directors. Our subsidiary banks are not obligated to pay dividends.

Securities authorized for issuance under equity compensation plans

The following table sets forth information at December 31, 2014 with respect to compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	821,657
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	821,657

Performance graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on November 7, 2014 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Select Market) to December 31, 2014, with the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes $100 invested on November 7, 2014, in the Company’s common stock, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

	November 7, 2014	November 15, 2014	November 30, 2014	December 15, 2014	December 31, 2014
Triumph Bancorp, Inc.	$100.00	$99.69	$117.88	$104.16	$106.27
Nasdaq Global Select Market Index	100.00	101.24	103.49	99.44	102.17
Nasdaq Bank Index	100.00	100.17	98.25	96.52	101.16

Recent sales of unregistered securities

In August 2014, we issued 444 shares of our common stock to two of our bank subsidiary directors at a price of $14.55 per share in order to permit such individuals to meet regulatory ownership requirements associated with their service on the board of Triumph Community Bank.

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the year ended December 31, 2014.  There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA

Our historical consolidated balance sheet data at December 31, 2014, 2013, and 2012 and our consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 have been derived from our audited historical consolidated financial statements. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The comparability of our consolidated results of operations and our consolidated financial condition presented herein is significantly affected by our acquisition of Triumph Community Bank in October 2013. Our consolidated results of operations for the year ended December 31, 2014 fully reflect the impact of the acquisition. However, our consolidated results of operations for the fiscal year ended December 31, 2013 show the effect of the acquisition only for the period between October 15, 2013, the closing date of the acquisition, and December 31, 2013.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012
Income Statement Data:
Interest income	$87,230	$42,630	$26,952
Interest expense	6,770	3,947	3,715
Net interest income	80,460	38,683	23,237
Provision for loan losses	5,858	3,412	1,739
Net interest income after provision	74,602	35,271	21,498
Gain on branch sale	12,619	—	—
Bargain purchase gain	—	9,014	—
Other noninterest income	12,148	3,999	2,661
Noninterest income	24,767	13,013	2,661
Noninterest expense	69,202	32,724	18,479
Net income before income taxes	30,167	15,560	5,680
Income tax expense (benefit)	10,378	2,133	(5,394)
Net income	19,789	13,427	11,074
Income attributable to noncontrolling interests	(2,060)	(867)	(993)
Dividends on preferred stock	(780)	(721)	—
Net income available to common stockholders	$16,949	$11,839	$10,081

Balance Sheet Data:
Total assets	$1,447,898	$1,288,239	$301,462
Cash and cash equivalents	160,888	85,797	15,784
Investment Securities	162,769	185,397	43,645
Loans held for sale	3,288	5,393	—
Loans held for investment, net	997,035	877,454	209,323
Total liabilities	1,210,389	1,127,642	237,988
Noninterest bearing deposits	179,848	150,238	10,323
Interest bearing deposits	985,381	894,616	215,376
Senior Secured Note	—	12,573	—
Junior Subordinated Debentures	24,423	24,171	—
Noncontrolling interests	—	26,997	6,962
Total stockholders’ equity	237,509	133,600	56,512
Preferred stockholders' equity	9,746	9,746	5,000
Common stockholders' equity (1)	227,763	123,854	51,512

	Years Ended December 31,
	2014	2013	2012
Per Share Data:
Basic earnings per common share	$1.55	$1.40	$2.24
Diluted earnings per common share	$1.52	$1.39	$2.24
Book value per share	$12.68	$12.60	$11.23
Tangible book value per share (1)	$11.06	$9.70	$8.17
Shares outstanding end of period	17,963,783	9,832,585	4,586,356
Weighted average shares outstanding - basic	10,940,083	8,481,137	4,502,595
Weighted average shares outstanding - diluted	11,672,780	8,629,611	4,502,595

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.82	$0.51	N/A
Adjusted weighted average shares outstanding - diluted	10,996,429	8,486,254	N/A

Performance ratios:
Return on average assets	1.46%	2.40%	3.82%
Return on average common equity (1)	11.61%	11.98%	23.02%
Return on average tangible common equity ("ROATCE") (1)	14.51%	14.50%	33.17%
Return on average total equity	10.87%	12.13%	20.31%
Yield on loans	8.90%	10.90%	12.99%
Adjusted yield on loans (1)	7.96%	9.69%	11.15%
Cost of interest bearing deposits	0.54%	0.92%	1.57%
Cost of total deposits	0.46%	0.84%	1.51%
Cost of total funds	0.58%	0.89%	1.60%
Net interest margin (1)	6.67%	7.77%	8.93%
Adjusted net interest margin (1)	5.93%	6.85%	7.53%
Efficiency ratio (1)	74.73%	73.11%	71.15%
Net noninterest expense to average assets (1)	4.22%	4.87%	5.43%

Asset Quality ratios(2):
Past due to total loans	2.57%	2.78%	6.81%
Nonperforming loans to total loans	1.66%	1.41%	4.77%
Nonperforming assets to total assets	1.73%	2.03%	4.92%
ALLL to nonperforming loans	53.02%	29.41%	19.12%
ALLL to total loans	0.88%	0.41%	0.91%
Net charge-offs to average loans	0.07%	0.45%	0.12%

Capital ratios:
Tier 1 capital to average assets	15.92%	12.87%	16.15%
Tier 1 capital to risk-weighted assets	19.56%	14.11%	19.77%
Total capital to risk-weighted assets	20.35%	14.47%	20.62%
Total equity to total assets	16.40%	12.47%	21.06%
Total stockholders' equity to total assets	16.40%	10.37%	18.75%
Tangible common stockholders' equity ratio (1)	14.00%	7.57%	13.04%

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

•

“Adjusted diluted earnings per common share” is defined as adjusted net income available to common stockholders divided by adjusted weighted average diluted common shares outstanding.  Excluded from net income available to common stockholders are non-routine gains and expenses related to merger and acquisition-related activities, net of tax. In our judgment, the adjustments made to net income available to common stockholders allow management and investors to better assess our performance in relation to our core net income by removing the volatility associated with certain acquisition-related items and other discrete items that are unrelated to our core business.  Weighted average diluted common shares outstanding are adjusted as a result of changes in their dilutive properties given the gain and expense adjustments described herein.

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
•

“Efficiency ratio” is defined as noninterest expenses divided by our operating revenue, which is equal to net interest income plus noninterest income. Also excluded are non-routine gains and expenses related to merger and acquisition-related activities, including divestitures. In our judgment, the adjustments made to operating revenue allow management and investors to better assess our performance in relation to our core operating revenue by removing the volatility associated with certain acquisition-related items and other discrete items that are unrelated to our core business.

•

“Net noninterest expense to average total assets” is defined as noninterest expenses net of noninterest income divided by total average assets. Excluded are non-routine gains and expenses related to merger and acquisition-related activities, including divestitures.  This metric is used by our management to better assess our operating efficiency.

•

“Adjusted yield on loans” is our yield on loans after excluding loan accretion from our acquired loan portfolio.  Our management uses this metric to better assess the impact of purchase accounting on our yield on loans, as the effect of loan discount accretion is expected to decrease as the acquired loans roll off of our balance sheet.

•

“Adjusted net interest margin” is net interest margin after excluding loan accretion from the acquired loan portfolio.  Our management uses this metric to better assess the impact of purchase accounting on net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off of our balance sheet.

(2)	Asset quality ratios exclude loans held for sale.

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

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012
Total stockholders' equity	$237,509	$133,600	$56,512
Less: Preferred stock liquidation preference	9,746	9,746	5,000
Total common stockholders' equity	227,763	123,854	51,512
Less: Goodwill and other intangibles	29,057	28,518	14,047
Tangible common stockholders' equity	$198,706	$95,336	$37,465
Common shares outstanding	17,963,783	9,832,585	4,586,356
Tangible book value per share	$11.06	$9.70	$8.17

Net income available to common stockholders	$16,949	$11,839	$10,081
Less: gain on branch sale, net of tax	7,892	—	—
Less: bargain purchase gain, net of acquisition expenses	—	7,493	—
Adjusted net income available to common stockholders	$9,057	$4,346	$10,081

Weighted average shares outstanding - diluted	11,672,780	8,629,611	N/A
Less: adjusted effects of assumed Preferred Stock conversion	676,351	143,357	N/A
Adjusted weighted average shares outstanding - diluted	10,996,429	8,486,254	N/A
Adjusted diluted earnings per common share	$0.82	$0.51	N/A

Net income available to common stockholders	$16,949	$11,839	$10,081
Average tangible common equity	116,817	81,636	30,393
Return on average tangible common equity (ROATCE)	14.51%	14.50%	33.17%

Reported yield on loans	8.90%	10.90%	12.99%
Effect of accretion income on acquired loans	(0.94%)	(1.21%)	(1.84%)
Adjusted yield on loans	7.96%	9.69%	11.15%

Reported net interest margin	6.67%	7.77%	8.93%
Effect of accretion income on acquired loans	(0.74%)	(0.92%)	(1.40%)
Adjusted net interest margin	5.93%	6.85%	7.53%

Efficiency ratio:
Net interest income	$80,460	$38,683	$23,237
Noninterest income	24,767	13,013	2,661
Operating revenue	105,227	51,696	25,898
Less: gain on branch sale	12,619	—	—
Less: bargain purchase gain	—	9,014	—
Adjusted operating revenue	$92,608	$42,682	$25,898

Total noninterest expenses	$69,202	$32,724	$18,479
Less: merger and acquisition expenses	—	1,521	52
Adjusted noninterest expenses	$69,202	$31,203	$18,427
Efficiency ratio	74.73%	73.11%	71.15%

Net noninterest expense to average assets ratio:
Total noninterest expenses	$69,202	$32,724	$18,479
Less: merger and acquisition expenses	—	$1,521	52
Less: Noninterest income, excluding gain on branch sale and bargain purchase gain	12,148	3,999	2,661
Adjusted net noninterest expenses	$57,054	$27,204	$15,766
Average Total Assets	1,353,421	558,946	290,209
Net noninterest expense to average assets ratio	4.22%	4.87%	5.43%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section above.

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the BHC Act. Through our two wholly owned bank subsidiaries, Triumph Savings Bank and Triumph Community Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending and healthcare lending products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our Triumph Capital Advisors subsidiary, we provide investment management services currently focused on the origination and management of collateralized loan obligations.  We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2014, we had consolidated total assets of $1.448 billion, gross loans held for investment of $1.006 billion, total deposits of $1.165 billion and total stockholders’ equity of $238 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. As a result, we have determined our reportable segments are Banking, Factoring and Corporate. For the year ended December 31, 2014, our banking segment generated 69% of our total revenue (comprised of interest and noninterest income, excluding the gain on branch sale), our factoring segment generated 29% of our total revenue, and our corporate segment generated 2% of our total revenue.

2014 Highlights

We recorded net income of $19.8 million for our fiscal year ended December 31, 2014.  In addition to a pre-tax gain of $12.6 million associated with the sale of one of our branches as discussed below, our results for 2014 reflect the continued execution of our strategy to grow and expand both our community banking operations as well as our commercial finance product lines.  Notably, our results for 2014 reflect the first full year of consolidated operations for our Triumph Community Bank subsidiary, which significantly expanded our asset base and added a full retail branch network and related infrastructure to the Company.  We also continued to grow our commercial finance product lines, both organically and through acquisition.  Our asset management operation began to generate revenue during 2014 and is set to generate a return on our investment in this line of business.  Finally, in November of 2014, we consummated the initial public offering of our common stock, providing us with the capital necessary to streamline our balance sheet through debt reduction and the redemption of noncontrolling interests and to continue to seek out growth opportunities.

Community Banking

During 2014 we began to fully realize the impact of Triumph Community Bank, which we acquired in October 2013.  Among other areas, the impact was evidenced in the reduction of our average total costs of deposits (both interest and non-interest bearing) from 0.84% for the year ended December 31, 2013 to 0.46% for the year ended December 31, 2014.  We also acquired a significant loan portfolio and lending operations as part of the acquisition, which is focused on serving Triumph Community Bank’s local market areas.  These loans helped diversify our total loan portfolio, but also reduced our overall yield on interest earning assets to 7.24% for 2014 compared to 8.57% for 2013, as these loans generally have lower rates than the commercial finance products that represented a larger percentage of our overall portfolio prior to the acquisition.

Over the course of the year, loan volumes in our community banking markets remained flat, as we continued to experience significant pricing pressure for such loans, which has impacted our ability to grow loan volumes in these markets at what we consider to be appropriate risk adjusted returns.  In addition, our community banking loan portfolio was reduced by the loans sold as part of the Pewaukee, Wisconsin branch sale discussed below.  These community banking portfolio trends, coupled with the growth in our commercial finance product lines detailed below, saw our commercial finance product lines increase (and the loans originated as part of our community banking operations decrease) as a percentage of our total loan portfolio from 22% at December 31, 2013 to 37% at December 31, 2014.

In July 2014 we consummated the sale of Triumph Community Bank’s branch in Pewaukee, Wisconsin.  This transaction allowed us to focus on operations in our core community banking markets in Iowa and Illinois, as the branch sold represented Triumph Community Bank’s sole branch in Wisconsin.  We sold approximately $78.1 million of loans in the divestiture.  We also recorded a pre-tax gain of $12.6 million in connection with the transaction.

The Triumph Community Bank acquisition had a significant impact on our non-interest expense over the course of 2014 as compared to 2013, as we fully internalized the costs of operating its retail branch network and other operations over the full course of the year.  This caused significant increases in our noninterest expense across all categories, including salaries and employee benefits, occupancy, furniture and equipment, and communications and technology expense.  We continue to focus on identifying and implementing operating synergies resulting from the acquisition and believe there remain opportunities to reduce operating expenses as the result of the continued integration of our operations.

Commercial Finance Product Lines

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector (though increasingly in other industries as well), our asset-based lending and equipment finance products marketed under our Triumph Commercial Finance (“TCF”) brand, and the healthcare asset-based lending products offered under our Triumph Healthcare Finance (“THF”) brand.  Our aggregate outstanding balances for these products increased from $197.2 million as of December 31, 2013 to $375.4 million as of December 31, 2014.  These increases were driven both by organic growth and acquisition.  Specifically, for the period from December 31, 2013 to December 31, 2014:

•

Our outstanding factored receivables increased from $117.4 million to $180.9 million as we continued to experience strong year-over-year growth in the category, most notably at our Triumph Business Capital subsidiary.  This growth was driven by both favorable economic conditions, particularly in the transportation sector, and the impact of our continued efforts capture market share through improved customer acquisition and retention.

•

The outstanding balance of our TCF asset-based loans increased from $30.8 million to $46.4 million, and the outstanding balance of our TCF equipment loans increased from $49.0 million to $106.4 million, as these businesses continued to grow from their startup phase.

•

The outstanding balance of our THF asset-based loans were $41.8 million at December 31, 2014, reflecting our acquisition of the assets of Doral Healthcare Finance in June 2014, which continued to expand our commercial finance product offerings through the addition of this portfolio of loans and lending team to our organization.

The following table sets forth the growth for commercial finance product lines for our fiscal years ended December 31, 2014, 2013 and 2012:

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Commercial finance
TCF equipment	$106,354	$48,978	$4,104
TCF asset-based lending	46,388	30,827	1,975
THF asset-based lending	41,770	—	—
Factored receivables	180,910	117,370	75,719
Total commercial finance loans	$375,422	$197,175	$81,798

In general, we view the markets for our commercial finance product offerings as remaining strong, with positive economic growth replacement activity driving new lending opportunities.  In particular, we note continued positive performance in the transportation industry, which has contributed to the strong year-over-year growth in our factored receivables noted above.  In addition, we believe that the fundamentals of the U.S. healthcare industry (e.g., an aging population and continued increasing healthcare costs) will continue to provide growth opportunities for our healthcare asset-based loan portfolio.  These positive trends have also caused increased competition as new lenders enter these markets, which has resulted in increased pricing pressure on lending opportunities, though to date we have generally been able to continue to increase our volumes while holding our yields and structural protections within targeted parameters.

We incurred expense increases during 2014 associated with the growth in our commercial finance lending lines as we continued to invest in additional personnel and resources necessary to grow these products.  In general, we believe these expenses, consisting primarily of increased headcount and the occupancy and technology expenses necessary to support such additional headcount, represent variable costs that will be tied to increased loan production in these areas.

We have also incurred, and expect to continue to incur, expenses related to the startup of additional product offerings related to our commercial finance product lines, or intended to be marketed principally to our commercial finance borrowers.  An example of this is our establishment of Triumph Insurance Group in June 2014.  We incurred expenses of $0.35 million in connection with the establishment of this line of business in 2014, and expect that expenses will continue to outpace revenue for this business line during 2015.  However, we believe that this product offering, when mature, will both provide a recurring stream of non-interest income and contribute to growth in interest income generated from our commercial finance product lines, as the ability to offer our commercial finance borrowers integrated insurance products for their lines of business will increase customer acquisition and retention.

Credit Quality

The Company’s credit quality metrics remained strong in 2014, both with respect to its commercial finance product lines and its loan portfolio generally, with nonperforming loans as a percentage of total loans of only 1.66% at December 31, 2014.  A significant portion of the Company’s loan portfolio was marked to its fair value as part of the Triumph Community Bank acquisition in 2013 and, to a lesser degree, the Company’s acquisition of Equity Bank in 2010.  The Company continues to hold PCI loans with a carrying value of $13.3 million as a result of such acquisitions.  In addition, a loan acquired as part of the Doral Healthcare Finance acquisition in June 2014 was designated as a PCI loan with a current carrying value of $3.2 million.  Not including PCI loans, the Company’s non-performing loans increased $4.2 million from December 31, 2013 to December 31, 2014, driven by the downgrade of a $1.0 million tax increment financing secured commercial loan and a $2.5 million commercial relationship, including $1.8 million of commercial real estate.   Non-performing loans as part of the Company’s commercial finance product lines are negligible.

Asset Management

During 2014, our Triumph Capital Advisors subsidiary closed two collateralized loan obligation offerings for which it will act as manager, the first in May 2014 at a total offering size of $400 million, and the second in August 2014 at a total offering size of $416 million.  Triumph Capital Advisors commenced earning management fees on each these CLO offerings at issuance, with total asset management fees accruing during 2014 of approximately $1.0 million.  Assuming market conditions remain the same, we anticipate TCA continuing to consummate two to three CLO offerings per year, generating a recurring stream of non-interest income to the Company.  On March 3, 2015, Triumph Capital Advisors acquired the management contracts for two additional CLOs as part of its acquisition of all the equity of Doral Money, Inc.  See “--Recent Developments” below.

Initial Public Offering

In November 2014, we consummated an initial public offering of our common stock, issuing 6,700,000 shares of our common stock at a price of $12.00 per share, plus an additional 1,005,000 shares, also at $12.00 per share, in connection with the underwriters’ exercise of their overallotment option for the offering.  The offering resulted in total gross proceeds of $92.5 million and total net proceeds, after underwriting discounts and offering expenses, of $83.8 million.  We used the offering proceeds to redeem all of our outstanding senior secured indebtedness, which had an outstanding principal amount of $11.3 million, and all of the Fixed Rate Cumulative Perpetual Preferred Stock, Series T-1 and Series T-2 (the “TARP Preferred Stock”), issued by our wholly owned subsidiary, National Bancshares, Inc., for a total redemption price of $26.2 million.  Following these actions, which helped to streamline our balance sheet and increase our total common equity Tier 1 capital, we have approximately $46.1 million of remaining proceeds, which we intend to use for general corporate purposes and to execute on our growth strategy, including targeted acquisitions.

We incurred significant additional costs both in connection with the execution of our initial public offering and to add the infrastructure necessary to operate as a public company.  Certain of these items, including the $0.4 million incurred in connection with the accelerated vesting of our pre-existing restricted stock plan prior to the IPO, $2.1 million in expense associated with new incentive grants under our 2014 Omnibus Incentive Plan following the IPO to our officers and employees in connection with their service prior to and in connection with the IPO (one-third of which immediately vested upon grant in 2014), and $0.7 million in consulting expenses incurred as part of the Company’s initial public offering process, represent costs and items that were unique to the Company’s IPO process.  The Company has incurred, and anticipates that will continue to incur, additional on-going expense associated with the requirements of operating as a public company.

Impact of Triumph Community Bank Acquisition

The comparability of our consolidated results of operations and our consolidated financial condition presented herein is significantly affected by the Triumph Community Bank acquisition in October 2013. Our consolidated results of operations for the year ended December 31, 2014 include the operations of Triumph Community Bank for the entire year. However, our consolidated results of operations for the year ended December 31, 2013 exclude the operations of Triumph Community Bank prior to the acquisition date.

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

Recent Developments

On March 3, 2015, Triumph Capital Advisors acquired all of the equity of Doral Money, Inc. (“Doral Money”), a subsidiary of Doral Bank, in connection with the FDIC’s auction process for Doral Bank.  As a result of this transaction, Triumph Capital Advisors also acquired the management contracts of two active CLOs consisting of approximately $703 million in assets under management.  In addition to the CLO management contracts being acquired, the primary assets of Doral Money consist of loans with a face value of approximately $37 million, which were acquired as part of the transaction, and certain securities of the CLOs, which were divested to a third party immediately following the closing as part of an agreement entered into by Triumph Capital Advisors in connection with the transaction.  After giving effect to the divestment of the CLO securities, Triumph Capital Advisors paid net consideration at closing of approximately $33 million in connection with the acquisition.

Results of Operations

Net Income

Fiscal year ended December 31, 2014 compared with year ended December 31, 2013. We earned net income of $19.8 million for the year ended December 31, 2014 compared to $13.4 million for the year ended December 31, 2013, an increase of $6.4 million. The increase was the result of a $41.8 million increase in net interest income and an $11.8 million increase in noninterest income, partially offset by a $2.4 million increase in the provision for loan losses, a $36.5 million increase in noninterest expense and an $8.3 million increase in income tax expense. Generally, these results reflect both the impact of the acquisition of Triumph Community Bank, whose operations contributed significant additional revenue and added significant additional expense to our operations on a period over period basis, as well as growth in our factoring operations and asset-based lending and equipment lending product lines. In the case of our asset-based lending and equipment lending product lines, such categories grew substantially from start-up operations on a period over period basis, beginning to offset the upfront costs we incurred in establishing such operations.  In addition, noninterest income during the year ended December 31, 2014 was impacted by the recording of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014.

Fiscal year ended December 31, 2013 compared with fiscal year ended December 31, 2012. We earned net income of $13.4 million for our fiscal year ended December 31, 2013 compared to $11.1 million for our fiscal year ended December 31, 2012, an increase of $2.3 million. Our results for our fiscal year ended December 31, 2013 were impacted by a $9.0 million bargain purchase gain realized in connection with the Triumph Community Bank acquisition, offset by $1.5 million of merger and integration expenses incurred in connection with the Triumph Community Bank acquisition. Our results for our fiscal year ended December 31, 2012 were positively impacted by an income tax benefit of $7.4 million realized by removing all of the valuation allowance that had been previously established against our deferred tax asset. In addition, the comparability of our two fiscal periods was impacted by the Triumph Community Bank acquisition, which resulted in the reflection of a partial, but not full, effect of such acquisition for our results for the period ended December 31, 2013.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities for the years ended December 31, 2014, 2013, and 2012:

	For the years ended December 31,
	2014			2013			2012
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and due from banks	$84,993	$302	0.36%	$44,996	$166	0.37%	$12,923	$52	0.40%
Taxable securities	161,839	2,417	1.49%	71,386	1,178	1.65%	47,455	1,008	2.12%
Tax-exempt securities	6,788	60	0.88%	1,745	39	2.23%	—	—	—
FHLB & Fed Reserve stock	5,804	213	3.67%	1,678	47	2.80%	571	5	0.88%
Loans (1)	946,223	84,238	8.90%	377,891	41,200	10.90%	199,336	25,887	12.99%
Total interest earning assets	1,205,647	87,230	7.24%	497,696	42,630	8.57%	260,285	26,952	10.35%
Noninterest earning assets:
Cash and due from banks	26,894			11,484			1,991
Premises and equipment	22,355			7,166			1,919
Investment security fair value adjustment	1,262			632			626
Goodwill and intangible assets	29,119			17,228			13,397
Other real estate owned	11,485			6,894			2,295
Bank-owned life insurance	28,808			6,084			—
Other noninterest earning assets	33,954			14,439			11,275
Allowance for loan losses	(6,103)			(2,677)			(1,579)
Total assets	$1,353,421			$558,946			$290,209
Interest bearing liabilities:
Deposits:
Interest bearing demand	226,531	155	0.07%	44,116	23	0.05%	—	—	—
Individual retirement accounts	52,825	587	1.11%	34,568	560	1.62%	28,222	555	1.97%
Money market	132,535	305	0.23%	58,911	154	0.26%	27,439	167	0.61%
Savings	73,333	37	0.05%	14,925	7	0.05%	—	—	—
Certificates of deposit	388,730	3,614	0.93%	221,538	2,760	1.25%	157,192	2,619	1.67%
Brokered deposits	51,124	338	0.66%	12,586	56	0.44%	—	—	—
Total deposits	925,078	5,036	0.54%	386,644	3,560	0.92%	212,853	3,341	1.57%
Short-term borrowings	40,346	55	0.14%	12,297	17	0.14%	11,605	374	3.22%
Senior secured note	10,313	584	5.66%	2,687	123	4.58%	—	—	—
Junior subordinated debentures	24,290	1,095	4.51%	5,158	247	4.79%	—	—	—
Total interest bearing liabilities	1,000,027	6,770	0.68%	406,786	3,947	0.97%	224,458	3,715	1.66%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	160,248			34,659			8,395
Other liabilities	11,135			6,795			2,822
Total equity	182,011			110,706			54,534
Total liabilities and equity	$1,353,421			$558,946			$290,209
Net interest income		$80,460			$38,683			$23,237
Interest spread (2)			6.56%			7.60%			8.69%
Net interest margin (3)			6.67%			7.77%			8.93%

1.	Balance totals include respective nonaccrual assets.
2.	Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
3.	Net interest margin is the ratio of net interest income to average interest-earning assets.

Year ended December 31, 2014 compared with year ended December 31, 2013. We earned net interest income of $80.5 million for the year ended December 31, 2014, compared with $38.7 million for the year ended December 31, 2013, an increase of $41.8 million. The increase in net interest income was driven by increases in average interest-earning assets, which was attributable both to the presence of the loans and other interest-earning assets acquired in the Triumph Community Bank acquisition, as well as increases in our commercial finance product lines, as our factored receivables, TCF asset-based loans and TCF equipment loans all increased on a year over year basis as a result of the continued execution of our growth strategy for such products.  We also added a portfolio of healthcare asset-based loans through our acquisition of Doral healthcare finance in June 2014. The average balance of our interest-earning assets was $1.206 billion for the year ended December 31, 2014 compared to $497.7 million for the year ended December 31, 2013, an increase of $707.9 million.

The growth in net interest income attributable to increases in our average interest-earning assets was offset in part by a decrease in our net interest margin, as the Triumph Community Bank acquisition significantly changed the composition of both our asset and liability portfolio. Net interest margin decreased to 6.67% for the year ended December 31, 2014 from 7.77% for the year ended December 31, 2013, a decrease of 110 basis points.

The decline in our net interest margin resulted from a decrease in yields on our interest-earning assets. Specifically, the impact of the relatively lower yielding assets acquired in the Triumph Community Bank acquisition more than offset the growth in our higher yielding factoring, TCF and THF asset-based lending, and TCF equipment lending product lines. Our average yield on earning assets decreased to 7.24% for the year ended December 31, 2014 from 8.57% for the year ended December 31, 2013, a decrease of 133 basis points.

A component of the yield of our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition. The aggregate increased yield on our portfolio attributable to this discount accretion was 94 basis points for the year ended December 31, 2014 and 121 basis points for the year ended December 31, 2013. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.96% and 9.69% for the years ended December 31, 2014 and 2013, respectively. We anticipate that the contribution of this discount accretion to our overall yield will decline over time, but that any resulting decreases in aggregate yield on our loan portfolio will be offset by continued growth in our higher yielding specialized commercial finance product lines, increasing the percentage of our total loan portfolio represented by such assets.  As of December 31, 2014, there was approximately $9.8 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Equity Bank and acquired Triumph Community Bank loan portfolios.

The decreases in our net interest margin resulting from changes in the average yield in our loan portfolio discussed above were offset in part by a reduction in our average cost of funds as we realized the benefits of the lower rate structure of deposits present at Triumph Community Bank. Our average cost of interest-bearing liabilities fell to 0.68% for the year ended December 31, 2014 from 0.97% for the year ended December 31, 2013, a decrease of 29 basis points.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.93% and 6.85% for the years ended December 31, 2014 and 2013, respectively.

Year ended December 31, 2013 compared with year ended December 31, 2012. We earned net interest income of $38.7 million for our year ended December 31, 2013, compared with $23.2 million for our year ended December 31, 2012, an increase of $15.5 million. The increase in net interest income was driven by increases in average interest-earning assets, which was attributable both to the presence of the loans and other interest-earning assets acquired in the Triumph Community Bank acquisition in our portfolio for the last two and one-half months of 2013, as well as increases in our factored receivables, TCF asset-based lending and TCF equipment lending portfolios as we continued to execute on our growth strategy for such products. The average balance of our interest-earning assets was $497.7 million for our year ended December 31, 2013 compared to $260.3 million for year ended December 31, 2012, an increase of $237.4 million.

The growth in net interest income attributable to increases in our average interest-earning assets was offset in part by a decrease in our net interest margin, as the Triumph Community Bank acquisition significantly changed the composition of both our asset and liability portfolio during the last two and one-half months of 2013. Net interest margin decreased to 7.77% for our year ended December 31, 2013 from 8.93% for our fiscal year ended December 31, 2012, a decrease of 116 basis points.

The decline in our net interest margin resulted from a decrease in yields on our interest-earning assets. Specifically, the impact of the lower yielding assets acquired in the Triumph Community Bank acquisition for the last two and one-half months of 2013 more than offset the growth in our higher yielding factoring and TCF asset-based lending and equipment lending product lines. Our average yield on earning assets decreased to 8.57% for our year ended December 31, 2013 from 10.35% for our year ended December 31, 2012, a decrease of 178 basis points.

A component of the yield of our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition. The aggregate increased yield on our portfolio attributable to this discount accretion was 121 basis points for the year ended December 31, 2013 and 184 basis points for the year ended December 31, 2012.

The decreases in our net interest margin resulting from changes in the average yield in our loan portfolio discussed above were offset in part by a reduction in our average cost of funds as we realized the benefits of the lower rate structure of deposits present at Triumph Community Bank during the last two and one-half months of 2013. Our average cost of interest-bearing liabilities fell to 0.97% for our year ended December 31, 2013 from 1.66% for our year ended December 31, 2012, a decrease of 69 basis points.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest-earning assets and the interest incurred on our interest-bearing liabilities for the periods indicated:

	Years ended December 31,
	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase	Rate	Volume	Net Increase
Interest earning assets:
Cash and due from banks	$(6)	$142	$136	$(4)	$118	$114
Taxable securities	(112)	1,351	1,239	(225)	395	170
Tax-exempt securities	(24)	45	21	—	39	39
FHLB & Fed Reserve stock	15	151	166	11	31	42
Loans	(7,558)	50,596	43,038	(4,154)	19,467	15,313
Total interest income	(7,685)	52,285	44,600	(4,372)	20,050	15,678
Interest bearing liabilities:
Deposits:
Interest bearing demand	7	125	132	—	23	23
Individual retirement accounts	(176)	203	27	(98)	103	5
Money market	(18)	169	151	(95)	82	(13)
Savings	1	29	30	—	7	7
Certificates of deposit	(700)	1,554	854	(661)	802	141
Brokered deposits	27	255	282	—	56	56
Total deposits	(859)	2,335	1,476	(854)	1,073	219
Short-term borrowings	—	38	38	(358)	1	(357)
Senior secured note	29	432	461	—	123	123
Junior subordinated debentures	(14)	862	848	—	247	247
Total interest expense	(844)	3,667	2,823	(1,212)	1,444	232
Change in net interest income	$(6,841)	$48,618	$41,777	$(3,160)	$18,606	$15,446

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the ALLL at an adequate level to absorb probable incurred losses in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

Under accounting standards for business combinations, acquired loans are recorded at fair value on the date of acquisition. This fair value adjustment eliminates any of the seller’s allowance for loan loss associated with such loans as of such date as expected credit losses associated with such loans are incorporated into the fair value adjustment.  The fair value of the loan portfolio acquired in the Triumph Community Bank acquisition was $568.4 million (compared to an acquired unpaid balance of $592.6 million). A provision for loan losses is recorded for the emergence of new probable and estimable losses on acquired loans after the acquisition date.

Year ended December 31, 2014 compared with year ended December 31, 2013. The provision for loan losses was $5.9 million for the year ended December 31, 2014 compared to $3.4 million for the year ended December 31, 2013. This increased provision was primarily due to increased allowance allocation for collectively evaluated loans originated during such period, as we experienced a greater volume of new loan origination for the year ended December 31, 2014 compared to December 31, 2013, both as a result of growth in our commercial finance product lines and as a result of new loans originated in our Triumph Community Bank loan portfolio.  Net charge-offs were $0.7 million for the year ended December 31, 2014 compared to $1.7 million for the year ended December 31, 2013, as we experienced a $1.5 million charge-off related to a single floor plan loan in 2013.  Our ALLL was $8.8 million as of December 31, 2014 versus $3.6 million as of December 31, 2013.

Year ended December 31, 2013 compared with year ended December 31, 2012. The provision for loan losses was $3.4 million for the year ended December 31, 2013 compared to $1.7 million for the year ended December 31, 2012. This increased provision was primarily due to increased allowance allocation for collectively evaluated loans originated during such period, as we experienced a greater volume of new loan origination for the year ended December 31, 2013 compared to December 31, 2012, primarily as a result of growth in our commercial finance product lines. Net charge-offs were $1.7 million in 2013 and $0.2 million in 2012. Our ALLL was $3.6 million as of December 31, 2013 versus $1.9 million as of December 31, 2012.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2014, 2013, and 2012:

	Year ended December 31,			2014 Compared to 2013		2013 Compared to 2012
(Dollars in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Service charges on deposits	$3,009	$703	$—	$2,306	328.0%	$703	100.0%
Card income	2,098	405	—	1,693	418.0%	405	100.0%
Net realized gains (losses) and valuation adjustments on OREO	(582)	154	1,379	(736)	(477.9%)	(1,225)	(88.8%)
Net gains on sale of securities	88	—	—	88	100.0%	—	0.0%
Net gains on sale of loans	1,495	846	132	649	76.7%	714	540.9%
Fee income	1,820	1,189	860	631	53.1%	329	38.3%
Gain on branch sale	12,619	—	—	12,619	100.0%	—	0.0%
Bargain purchase gain	—	9,014	—	(9,014)	(100.0%)	9,014	100.0%
Asset management fees	989	—	—	989	100.0%	—	0.0%
Other	3,231	702	290	2,529	360.3%	412	142.1%
Total noninterest income	$24,767	$13,013	$2,661	$11,754	90.3%	$10,352	389.0%

Year ended December 31, 2014 compared with year ended December 31, 2013. We earned noninterest income of $24.8 million for the year ended December 31, 2014 compared to $13.0 million for the year ended December 31, 2013, an increase of $11.8 million. Our results for 2014 and 2013 were impacted by the realization of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014 and by the realization of a pre-tax bargain purchase gain of $9.0 million associated with the Triumph Community Bank acquisition in October 2013, respectively.

Excluding the branch sale gain in 2014 and the bargain purchase gain in 2013, we earned noninterest income of $12.1 million for the year ended December 31, 2014 compared to $4.0 million for the year ended December 31, 2013, an increase of $8.1 million. This increase was largely due to noninterest income earned with respect to new products and services added as part of the Triumph Community Bank acquisition, including transactional deposit account fees and charges, debit and credit card fee revenue and wire transfer and check cashing fee income. Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, increased from $0.7 million for the year ended December 31, 2013 to $3.0 million for the year ended December 31, 2014, reflecting the transactional deposit accounts (and related service charges associated therewith) added as part of the Triumph Community Bank acquisition during the full 2014 fiscal year.

•

Card Income.  Income from credit and debit card accounts increased from $0.4 million for the year ended December 31, 2013 to $2.1 million for the year ended December 31, 2014, reflecting fees from card products (which were not offered by the Company prior to the Triumph Community Bank acquisition) during the full 2014 fiscal year.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, increased 76.7% due to the impact of mortgage origination activity conducted at Triumph Community Bank during the full 2014 fiscal year.  Proceeds from the sale of loans increased from $15.3 million for the year ended December 31, 2013 to $68.8 million for the year ended December 31, 2014.  Prior to the acquisition of Triumph Community Bank, the Company did not maintain a secondary marketing residential mortgage platform and loan sales were infrequent.

•

Fee Income.  Fee income, comprised primarily of fees and services charges earned from services provided to our factoring clients, increased 53.1% due to the growth experienced in our factored accounts receivable portfolio purchases during the period.  Factored accounts receivable purchases increased from $897 million during the year ended December 31, 2013 to $1.413 billion during the year ended December 31, 2014.

•

Asset Management Fees.  Asset management fees earned by TCA increased from zero for the year ended December 31, 2013 to $1.0 million for the year ended December 31, 2014.  The increase was due to asset management fees earned during the year ended December 31, 2014 which commenced upon the closing of TCA’s first CLO offering in May 2014 and second CLO offering in August 2014.

•

Other.  Other income increased from $0.7 million for the year ended December 31, 2013 to $3.2 million for the year ended December 31, 2014, primarily due to new income for check cashing and wire transfer fees at Triumph Community Bank retail branches being reflected in this category, as well as income associated with Triumph Community Bank’s trust activities and bank-owned life insurance acquired as part of the Triumph Community Bank acquisition.

Year ended December 31, 2013 compared with year ended December 31, 2012. We earned noninterest income of $13.0 million for our fiscal year ended December 31, 2013 compared to $2.7 million for our fiscal year ended December 31, 2012, an increase of $10.3 million. The increase was primarily due to the $9.0 million bargain purchase gain we recorded in connection with the Triumph Community Bank acquisition.

Removing the bargain purchase gain, we earned noninterest income of $4.0 million for our fiscal year ended December 31, 2013 compared to $2.7 million for our fiscal year ended December 31, 2012, an increase of $1.3 million. This increase was largely due to noninterest income earned with respect to new products and services added as part of the Triumph Community Bank acquisition during the last two and one-half months of 2013, including transactional deposit account fees and charges, debit and credit card fee revenue and wire transfer and check cashing fee income.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, increased from zero for the year ended December 31, 2012 to $0.7 million for the year ended December 31, 2013, reflecting the addition of transactional deposit accounts due to the Triumph Community Bank acquisition during the last two and half months of 2013.

•

Card Income.  Income from credit and debit card accounts increased from zero for the year ended December 31, 2012 to $0.4 million for the year ended December 31, 2013, reflecting the addition of credit and debit card products due the Triumph Community Bank acquisition during the last two and half months of 2013.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, increased $0.7 million due to the increased sales activity resulting from the Triumph Community Bank acquisition.  Proceeds from the sale of loans increased from $4.0 million for the year ended December 31, 2012 to $15.3 million for the year ended December 31, 2013.  Prior to the acquisition of Triumph Community Bank, the Company did not maintain a secondary marketing residential mortgage platform and loan sales were infrequent.

•

Fee Income.  Fee income, comprised primarily of fees and services charges earned from services provided to our factoring clients, increased 38.3% due to the growth experienced in our factored accounts receivable portfolio purchases during the period.  Factored accounts receivable purchases increased from $658.1 million during the year ended December 31, 2012 to $896.6 million during the year ended December 31, 2013.

•

Other.  Other income increased from $0.3 million for the year ended December 31, 2012 to $0.7 million for the year ended December 31, 2013, primarily due to new income for check cashing and wire transfer fees at Triumph Community Bank retail branches being reflected in this category, as well as income associated with Triumph Community Bank’s trust activities and bank-owned life insurance acquired as part of the Triumph Community Bank acquisition.

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ending December 31, 2014, 2013, and 2012:

	Year ended December 31,			2014 Compared to 2013		2013 Compared to 2012
(Dollars in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$42,131	$20,737	$11,739	$21,394	103.2%	$8,998	76.7%
Occupancy, furniture and equipment	5,474	2,465	1,308	3,009	122.1%	1,157	88.5%
FDIC insurance assessment	1,042	499	241	543	108.8%	258	107.1%
Carrying costs for OREO	373	233	240	140	60.1%	(7)	(2.9%)
Professional fees	3,574	2,460	1,169	1,114	45.3%	1,291	110.4%
Amortization of intangible assets	2,923	620	948	2,303	371.5%	(328)	(34.6%)
Advertising and promotion	2,594	682	621	1,912	280.4%	61	9.8%
Communications and technology	3,748	1,412	546	2,336	165.4%	866	158.6%
Other	7,343	3,616	1,667	3,727	103.1%	1,949	116.9%
Total noninterest expense	$69,202	$32,724	$18,479	$36,478	111.5%	$14,245	77.1%

Year ended December 31, 2014 compared with year ended December 31, 2013. Noninterest expense totaled $69.2 million for the year ended December 31, 2014 compared to $32.7 million for the year ended December 31, 2013, an increase of $36.5 million. This increase is attributable both to the costs of the significant personnel, facilities and infrastructure acquired in the Triumph Community Bank acquisition, as well as continued investments we made in personnel and infrastructure to support growth in our commercial finance product lines and other strategic initiatives over the course of the fiscal year. In addition, non-interest expense items in 2014 were impacted both by rebranding initiatives at Triumph Community Bank and Triumph Business Capital and by the preparation for our initial public offering and building the corporate infrastructure necessary to operate as public company.  Changes in selected components of noninterest expense are discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $42.1 million for the year ended December 31, 2014 compared to $20.7 million for the year ended December 31, 2013, an increase of $21.4 million. This increase is primarily attributable to a significant increase in the total size of our workforce between the periods. Our full-time equivalent employees totaled 466.5 and 422.0 at December 31, 2014 and 2013, respectively; however, the headcount at December 31, 2013 included 290 full-time equivalent employees hired as part of the Triumph Community Bank acquisition whose salaries and employee benefit costs were only incurred by the Company during the last two and half months of 2013. The increase was also due to additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including the establishment of our asset management business. We also incurred salary and employee benefit expense during 2014 associated with our initial public offering and in building out the corporate infrastructure necessary to operate as a public company.  These expenses included increased headcount necessary to support the financial reporting, compliance and other obligations required of a public company, $0.4 million in compensation expense incurred in connection with the acceleration and vesting of shares granted under our pre-existing restricted stock plan as we terminated such plan prior to the IPO, and $2.1 million in compensation expense associated with grants under our new 2014 Omnibus Incentive Plan shortly following our IPO, which were made to our officers and employees in recognition of their services prior to and in connection with the IPO.  One-third of such grants vested at issuance, causing the entire expense impact of the fully vested portion of such grants to be reflected in our 2014 fiscal year.  Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expense was $5.5 million for the year ended December 31, 2014 compared to $2.5 million for the year ended December 31, 2013, an increase of $3.0 million. This increase was primarily attributable to additional occupancy expenses related to the operation of Triumph Community Bank’s offices and retail branch network.  We also incurred additional occupancy expense during 2014 in connection with an expansion of our corporate offices.

•

Professional Fees. Professional fees are primarily comprised of internal and external audit, tax, consulting, director fees, external loan review, and legal fees, and were $3.6 million for the year ended December 31, 2014 compared to $2.5 million for the year ended December 31, 2013, an increase of $1.1 million. This increase is partially attributable to approximately $0.7 million of professional fees incurred associated with the Company’s preparation to support being a public company in connection with the initial public offering of our common stock, but were not eligible to be capitalized against the offering proceeds.  In addition, incremental costs were incurred for increased expenses associated with external audit and tax return preparation as a result of the Triumph Community Bank acquisition.

•

Amortization of Intangible Assets. Amortization of intangible assets was $2.9 million for the year ended December 31, 2014 compared to $0.6 million for the year ended December 31, 2013. This increase is primarily attributable to the amortization of core deposit intangibles associated with the Triumph Community Bank acquisition and customer relationship intangibles recorded as part of the Doral Healthcare Finance acquisition.

•

Advertising and Promotion. Advertising and promotion expenses were $2.6 million for the year ended December 31, 2014 compared to $0.7 million for the year ended December 31, 2013, an increase of $1.9 million. This increase is primarily attributed to $1.5 million of costs incurred for marketing and rebranding during the period, as well the incurrence of general advertising and promotion costs for Triumph Community Bank during the full 2014 fiscal year.

•

Communications and Technology. Communications and technology expenses were $3.7 million for the year ended December 31, 2014, compared to $1.4 million for the year ended December 31, 2013, an increase of $2.3 million. This increase is attributed both to the communication and technology expense associated with our larger workforce and additional hardware and software expenses incurred at Triumph Community Bank during the full 2014 fiscal year.

•

Other. Other expenses, including loan-related expenses, insurance, travel, postage, subscription expenses, and other items were $7.3 million for the year ended December 31, 2014 compared to $3.6 million for the year ended December 31, 2013, an increase of $3.7 million. Our other expenses increased primarily as a result the impact of these expense items at Triumph Community Bank during the full 2014 fiscal year.

Year ended December 31, 2013 compared with year ended December 31, 2012. Noninterest expense totaled $32.7 million for our fiscal year ended December 31, 2013 compared to $18.5 million for our fiscal year ended December 31, 2012, an increase of $14.2 million. This increase is attributable both to the costs of the significant personnel, facilities and infrastructure acquired in the Triumph Community Bank acquisition for the last two and one-half months of 2013, as well as continued investments we made in personnel and infrastructure to support growth in our commercial finance product lines and other strategic initiatives over the course of the fiscal year. Noninterest expense for our fiscal year ended December 31, 2013 and 2012 also included $1.5 million and $0.1 million of direct merger and integration costs related to the Triumph Community Bank acquisition, respectively. Excluding these direct merger and integration costs, noninterest expense increased $12.8 million or 69% in 2013 compared to 2012.  Changes in selected components of noninterest expense are discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses were $20.7 million for our fiscal year ended December 31, 2013 compared to $11.7 million for our fiscal year ended December 31, 2012, an increase of $9.0 million. This increase is primarily attributable to a significant increase in the total size of our workforce between the periods. Our full-time equivalent employees totaled 422.0 and 108.5 at December 31, 2013 and 2012, respectively. Sources of this increased headcount include employees hired as part of the Triumph Community Bank acquisition (approximately 290 additional full-time equivalent employees), as well as additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including the establishment of our asset management business. Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expense was $2.5 million for our fiscal year ended December 31, 2013 compared to $1.3 million for our fiscal year ended December 31, 2012, an increase of $1.2 million. This increase was primarily attributable to a an additional $0.6 million of occupancy expenses related to the operation of Triumph Community Bank’s offices and retail branch network for the last two and one-half months of 2013 and a $0.3 million increase attributable to a full year of lease expense cost for Triumph’s corporate headquarters, which moved to a larger facility in June 2012.

•

Communications and Technology. Communications and technology expenses were $1.4 million for our year ended December 31, 2013, compared to $0.5 million for our year ended December 31, 2012, an increase of $0.9 million. This increase is attributed both to the communication and technology expense associated with our larger workforce generally and additional hardware and software expenses for the last two and one-half months of 2013 acquired as part of the Triumph Community Bank acquisition.

•

Professional Fees. Professional fees are primarily comprised of internal and external audit, tax, consulting, director fees, external loan review, and legal fees and were $2.5 million for the year ended December 31, 2013 compared to $1.2 million for the year ended December 31, 2012, an increase of $1.3 million. This increase is primarily attributable to approximately $1.5 million of professional fees associated with direct merger and integration costs of the Company’s acquisition of Triumph Community Bank.

•

Amortization of Intangible Assets. Amortization of intangible assets decreased $0.3 million for our year ended December 31, 2013 compared to our year ended December 31, 2012. In 2013, we amortized $0.6 million of the core deposit intangibles acquired in the Triumph Community Bank acquisition. During the year ended December 31, 2012, we fully amortized the $0.9 million of the intangible asset representing customer relationships acquired in the Triumph Business Capital acquisition in January 2012.

•

Other. Other expenses, including loan-related expenses, insurance, travel, postage, subscription expenses, and other items were $3.6 million for our fiscal year ended December 31, 2013 compared to $1.7 million for our fiscal year ended December 31, 2012, an increase of $1.9 million. Our other expenses increased as a result of the impact of the Triumph Community Bank acquisition for the last two and one-half months of 2013.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Year ended December 31, 2014 compared with year ended December 31, 2013. Income tax expense for the year ended December 31, 2014 was $10.4 million compared to $2.1 million for the year ended December 31, 2013. During the year ended December 31, 2014, the effective tax rate was 34.4% compared to 13.7% for the year ended December 31, 2013.  The effective tax rate for the year ended December 31, 2013 was lowered by permanent differences attributable to the tax treatment of the initial distributions made to our Triumph Commercial Finance Class B security holders included in noncontrolling interest and the impact of the $9.0 million bargain purchase gain associated with the Triumph Community Bank acquisition, which was nontaxable.

Year ended December 31, 2013 compared with year ended December 31, 2012. Income tax expense for our fiscal year ended December 31, 2013 was $2.1 million compared to $5.4 million benefit for the year ended December 31, 2012. During the period ended December 31, 2013, the effective tax rate was 13.7% which reflects the increase in nontaxable income attributed to the $9.0 million bargain purchase gain associated with the Triumph Community Bank acquisition. In addition, the Triumph Community Bank acquisition included $28.4 million of bank-owned life insurance. The periodic increases in cash surrender value of those policies are tax-exempt and therefore contribute to a larger permanent difference between book income and taxable income. Triumph Community Bank is also subject to income tax in the States of Illinois, Iowa, Wisconsin and Florida, which contributed to the higher state expense for the year ended December 31, 2013. During the year ended December 31, 2012, we removed the $7.4 million valuation allowance that had previously reduced the carrying amount of the deferred tax asset to zero, as it was more likely than not that we would realize this asset in future years. This adjustment resulted in an income tax benefit of $5.4 million in 2012, and accounts for the variance from the statutory rate.

Operating Segment Results

Our reportable segments are Factoring, Banking and Corporate which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The banking segment includes the operations of Triumph Savings Bank and Triumph Community Bank. Our banking segment derives its revenue principally from investments in interest-earning assets as well as noninterest income typical for the banking industry. The banking segment also includes certain factored receivables which are purchased by Triumph Savings Bank under its Triumph Commercial Finance brand as opposed to those originated by Triumph Business Capital.  Corporate includes holding company financing and investment activities, management and administrative expenses to support the overall operations of the Company, and the asset management operations of Triumph Capital Advisors.

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds.  Intersegment interest expense is allocated to the factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and are not allocated for segment purposes.  As discussed above, certain factored receivables not originated through Triumph Business Capital are included in the Banking segment.

The following tables present our primary operating results for our operating segments as of and for the years ended December 31, 2014, 2013, and 2012:

(Dollars in thousands)				Consolidated
Year Ended December 31, 2014	Factoring	Banking	Corporate	TBI
Total interest income	$27,332	$59,824	$74	$87,230
Intersegment interest allocations	(3,562)	3,562	—	—
Total interest expense	—	5,091	1,679	6,770
Net interest income (expense)	23,770	58,295	(1,605)	80,460
Provision for loan losses	1,792	4,066	—	5,858
Net interest income after provision	21,978	54,229	(1,605)	74,602
Gain on branch sale	—	12,619	—	12,619
Other noninterest income	1,589	8,898	1,661	12,148
Noninterest expense	15,141	46,808	7,253	69,202
Operating income (loss)	$8,426	$28,938	$(7,197)	$30,167

Total assets	$180,527	$1,201,940	$65,431	$1,447,898
Gross loans	$170,426	$835,452	$—	$1,005,878

(Dollars in thousands)				Consolidated
Year Ended December 31, 2013	Factoring	Banking	Corporate	TBI
Total interest income	$17,388	$25,184	$58	$42,630
Intersegment interest allocations	(2,155)	2,155	—	—
Total interest expense	1	3,577	369	3,947
Net interest income (expense)	15,232	23,762	(311)	38,683
Provision for loan losses	881	2,531	—	3,412
Net interest income after provision	14,351	21,231	(311)	35,271
Bargain purchase gain	—	—	9,014	9,014
Other noninterest income	1,042	2,674	283	3,999
Intersegment expense allocations	104	(104)	—	—
Noninterest expense	9,938	18,191	4,595	32,724
Operating income (loss)	$5,351	$5,818	$4,391	$15,560

Total assets	$122,279	$1,129,962	$35,998	$1,288,239
Gross loans	$108,954	$772,145	$—	$881,099

(Dollars in thousands)				Consolidated
Year Ended December 31, 2012	Factoring	Banking	Corporate	TBI
Total interest income	$14,434	$12,518	$—	$26,952
Intersegment interest allocations	(1,596)	1,596	—	—
Total interest expense	360	3,355	—	3,715
Net interest income	12,478	10,759	—	23,237
Provision for loan losses	1,334	405	—	1,739
Net interest income after provision	11,144	10,354	—	21,498
Noninterest income	967	1,687	7	2,661
Intersegment expense allocations	201	(201)	—	—
Noninterest expense	8,511	9,548	420	18,479
Operating income (loss)	$3,399	$2,694	$(413)	$5,680

Total assets	$85,974	$215,225	$263	$301,462
Gross loans	$72,073	$139,176	$—	$211,249

Year ended December 31, 2014 compared with year ended December 31, 2013.

Banking. Our banking segment’s operating income totaled $28.9 million for the year ended December 31, 2014 compared to $5.8 million for the year ended December 31, 2013. This increase was significantly impacted by the recording of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014.  We also experienced increases in interest income and noninterest income attributable to the Triumph Community Bank acquisition, as well as growth in the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand experienced during 2014 as we continued to execute on our growth strategy for such products. These increases more than offset the increased operating expenses in personnel, facilities and infrastructure incurred in connection with the Triumph Community Bank acquisition, as well as increased costs and expenses incurred to support the growth in our asset-based lending and equipment lending operations. Net interest income was $58.3 million for the year ended December 31, 2014, compared to $23.8 million for the year ended December 31, 2013, an increase of $34.5 million, reflecting both the interest income from the loan portfolio acquired in the Triumph Community Bank acquisition as well as growth in the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand as discussed above. Interest income was offset in part by increases in our interest expense associated with the larger total pool of interest-bearing liabilities acquired as part of the Triumph Community Bank acquisition; however, this increase was largely offset by changes in our liability mix as a result of the Triumph Community Bank acquisition, which lowered our overall cost of funds. Excluding the gain on branch sale discussed above, noninterest income was $8.9 million for the year ended December 31, 2014 compared to $2.7 million for the year ended December 31, 2013, attributable primarily to the addition of fee-generating products and services acquired as part of the Triumph Community Bank acquisition, most notably, service charges and card fees. Noninterest expense was $46.8 million for the year ended December 31, 2014, compared with $18.2 million for the year ended December 31, 2013, an increase of $28.6 million, driven both by increased expenses in personnel, facilities and infrastructure incurred in connection with the Triumph Community Bank acquisition as well as increased costs incurred in connection with the growth of our asset-based lending and equipment lending. We also incurred $0.6 million of expenses during the year ended December 31, 2014 related to the Triumph Community Bank rebranding. Our provision for loan losses was $4.1 million for the year ended December 31, 2014, compared with $2.5 million for the year ended December 31, 2013, driven primarily by growth in our asset-based loans and equipment lending product lines.

Factoring. Our factoring segment’s operating income for the year ended December 31, 2014 was $8.4 million, compared with $5.4 million for the year ended December 31, 2013, an increase of $3.0 million. This increase was due to growth in interest and noninterest income as factored receivables in our factoring segment grew 56.3% from $109.0 million as of December 31, 2013 to $170.4 million as of December 31, 2014. Growth experienced in our factoring portfolio resulted from execution on our growth strategy for such product, increased marketing efforts and initiatives during 2014 as well as favorable economic conditions driving increased activity generally in the transportation sector. Our factored accounts receivable purchases increased 57.5% from $897 million during the year ended December 31, 2013 to $1.413 billion during the year ended December 31, 2014.  This increase in income from the growth in our portfolio more than offset the increased variable expenses associated with this growth, mostly personnel costs required to service our larger portfolio. Net interest income was $23.8 million for the year ended December 31, 2014, compared to $15.2 million for the year ended December 31, 2013, driven by growth in our portfolio which more than offset the increased intersegment interest allocation attributable to this growth. Noninterest expense was $15.1 million for the year ended December 31, 2014, compared with $9.9 million for the year ended December 31, 2013, an increase of $5.2 million, driven primarily by increased personnel costs incurred in connection with growth in our factoring portfolio as well as $0.9 million of costs associated with the rebranding and marketing of Triumph Business Capital. Our provision for loan losses was $1.8 million for the year ended December 31, 2014, compared with $0.9 million for the year ended December 31, 2013. This increased provision was due to increased allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased during such period, as we experienced a greater volume of new factored receivables purchased for the year ended December 31, 2014 compared to December 31, 2013.

Corporate. The Corporate segment’s operating loss totaled $7.2 million for the year ended December 31, 2014, compared with operating income of $4.4 million for the year ended December 31, 2013.  The operating income of $4.4 million for the year ended December 31, 2013 includes the pre-tax bargain purchase gain of $9.0 million recorded in connection with the Triumph Community Bank acquisition. Excluding the bargain purchase gain, the operating loss totaled $4.6 million for the year ended December 31, 2013. Included in this result is an increase in interest expense of $1.3 million in the year ended December 31, 2014 related to the junior subordinated debentures assumed and the senior secured bank loan entered into in connection with the Triumph Community Bank acquisition, and an increase of $2.7 million in operating expenses for the year ended December 31, 2014, related primarily to increases in management and administrative expenses at the holding company level not attributable to the banking and factoring operating segments, as well as increases in personnel and operating expenses related to the company’s asset management operations, and $0.7 million of costs incurred in conjunction with our transition to being a public company. These items were offset in part by increases in noninterest income of $1.4 million, related primarily to asset management fees earned by the Company’s wholly owned subsidiary, Triumph Capital Advisors, which commenced upon the completed offerings of its CLO vehicles.

Year ended December 31, 2013 compared with year ended December 31, 2012.

Banking. Our banking segment’s operating income totaled $5.8 million for our fiscal year ended December 31, 2013 compared to $2.7 million for our fiscal year ended December 31, 2012. This increase was due both to increases in interest income and noninterest income attributable to the Triumph Community Bank acquisition for the last two and one-half months of 2013, as well as growth in the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand experienced during 2013 as we continued to execute on our growth strategy for such products. These increases more than offset the increased operating expenses in personnel, facilities and infrastructure incurred in connection with the Triumph Community Bank acquisition for the last two and one-half months of 2013, as well as increased costs and expenses incurred to support the growth in our asset-based lending and equipment lending operations. Net interest income was $23.8 million for our fiscal year ended December 31, 2013, compared to $10.8 million for our fiscal year ended December 31, 2012, an increase of $13.0 million, reflecting both the interest income from the loan portfolio acquired in the Triumph Community Bank acquisition for the last two and one-half months of 2013 as well as growth in the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand as discussed above. Interest income was offset in part by increases in our interest expense associated with the larger total pool of interest-bearing liabilities acquired as part of the Triumph Community Bank acquisition for the last two and one-half months of 2013; however, this increase was largely offset by changes in our liability mix as a result of the Triumph Community Bank acquisition, which lowered our overall cost of funds. Noninterest income was $2.7 million for our fiscal year ended December 31, 2013 compared to $1.7 million for our fiscal year ended December 31, 2012, attributable primarily to the addition of fee-generating products and services acquired as part of the Triumph Community Bank acquisition, most notably, service charges and card fees, for the last two and one-half months of 2013. Noninterest expense was $18.2 million for our fiscal year ended December 31, 2013, compared with $9.5 million for our fiscal year ended December 31, 2012, an increase of $8.7 million, driven both by increased expenses in personnel, facilities and infrastructure incurred in connection with the Triumph Community Bank acquisition for the last two and one-half months of 2013 as well as increased costs incurred in connection with the growth of our asset-based lending and equipment lending. Our provision for loan losses was $2.5 million for our fiscal year ended December 31, 2013, compared with $0.4 million for our fiscal year ended December 31, 2012, driven primarily by growth in our asset-based loans and equipment lending product lines.

Factoring. Our factoring segment’s operating income for our fiscal year ended December 31, 2013 was $5.4 million, compared with $3.4 million for our fiscal year ended December 31, 2012, an increase of $2.0 million. This increase was due to growth in interest and noninterest income as gross loans in our factoring segment grew from $72.1 million as of December 31, 2012 to $109.0 million as of December 31, 2013. Growth experienced in our factoring portfolio resulted from execution on our growth strategy for such product, increased marketing efforts and initiatives during 2013 as well as favorable economic conditions driving increased activity generally in the transportation sector. Our factored accounts receivable purchases during the period increased 36.2% from $658.1 million during the year ended December 31, 2012 to $896.6 million during the year ended December 31, 2013.  This increase in income from the growth in our portfolio more than offset the increased variable expenses associated with this growth, mostly personnel costs required to service our larger portfolio. Net interest income was $15.2 million for our fiscal year ended December 31, 2013, compared to $12.5 million for our fiscal year ended December 31, 2012, driven by growth in our portfolio which more than offset the increased intersegment interest allocation attributable to this growth. Noninterest expense was $9.9 million for our fiscal year ended December 31, 2013, compared with $8.5 million for our fiscal year ended December 31, 2012, an increase of $1.4 million, driven primarily by increased personnel costs incurred in connection with growth in our factoring portfolio. Our provision for loan losses was $0.9 million for our fiscal year ended December 31, 2013, compared with $1.3 million for our fiscal year ended December 31, 2012. The larger provision expense in 2012 is largely attributable to application of business combination accounting to the acquisition of Triumph Business Capital in early 2012. The purchased accounts receivable were recorded at fair value at the date of acquisition without carryover of the seller’s ALLL. We subsequently established an appropriate ALLL on new receivables purchased by recording a provision for loan losses. Due to the rapid turnover of this receivables portfolio, the result was a large provision expense being recorded during the period. Provision expense recognized since that time has been at more normalized levels with increases driven primarily by portfolio growth.

Corporate. The Corporate segment’s operating income totaled $4.4 million for our fiscal year ended December 31, 2013, compared with a $(0.4) million operating loss for our fiscal year ended December 31, 2012. The year ended December 31, 2013 result includes $9.0 million of bargain purchase gain recorded in connection with the Triumph Community Bank acquisition. Excluding this bargain purchase gain, an operating loss of $4.6 million for our fiscal year ended December 31, 2013 would have resulted. Included in this operating loss is an increase in interest expense of $0.4 million in our fiscal year ended December 31, 2013 related to the junior subordinated debentures assumed and the senior secured bank loan entered into in connection with the Triumph Community Bank acquisition for the last two and one-half months of 2013, and an increase of $4.2 million in operating expenses for our fiscal year ended December 31, 2013, related primarily to increases in management and administrative expenses at the holding company level not attributable to the banking and factoring operating segments, as well as increases in personnel and operating expenses related to the company’s asset management operations. These items were offset in part by other income of $0.3 million, related primarily to income recognized on a short-term investment by the Company in the CLO warehouse vehicle established by Triumph Capital Advisors, the Company’s wholly owned subsidiary, in connection with the anticipated offering of its first CLO vehicle.

Financial Condition

Assets

Total assets were $1.448 billion at December 31, 2014, compared to $1.288 billion at December 31, 2013, an increase of $160 million due primarily to net cash proceeds received from our initial public offering in November 2014 and increases in our commercial finance loan products during 2014 as discussed below.

Loan Portfolio

Loans held for investment were $1.006 billion at December 31, 2014, compared with $881.1 million at December 31, 2013. This increase was primarily due to continued growth in our commercial finance product lines, driven principally by increases in our TCF asset-based and equipment finance loans as well as increases in our factored receivables.  Also contributing to the increase was $45.3 million of healthcare asset-based loans acquired in conjunction with our acquisition of Triumph Healthcare Finance in June 2014.  Our loan growth in these categories was offset by the sale of $78.1 million of loans included in the Pewaukee, Wisconsin branch transaction, which consisted of a variety of loans originated in our community banking markets, including commercial, commercial real estate, and 1-4 family loans.

We offer a broad range of lending and credit products.  Within our Triumph Community Bank subsidiary, we offer a full range of lending products, including commercial real estate, construction and development, residential real estate, general commercial, farmland and consumer loans, focused on our community banking markets in Iowa and Illinois.  We also originate a variety of commercial finance products offered on a nationwide basis.  These products include our factored receivables, the TCF asset-based loans and equipment loans originated by Triumph Savings Bank under our Triumph Commercial Finance brand, and the healthcare asset-based loans originated by Triumph Community Bank under our Triumph Healthcare Finance brand.  In addition, our Triumph Savings Bank subsidiary originates a variety of additional loans, including mortgage warehouse facilities and other commercial and commercial real estate loans.

The following table shows our loan portfolio by portfolio categories as of December 31, 2014 and December 31, 2013.

	December 31, 2014		December 31, 2013
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$249,164	25%	$331,462	38%
Construction, land development, land	42,914	4%	37,626	4%
1-4 family residential properties	78,738	8%	91,301	10%
Farmland	22,496	2%	20,294	2%
Commercial	364,567	37%	255,655	29%
Factored receivables	180,910	18%	117,370	13%
Consumer	11,941	1%	13,878	2%
Mortgage warehouse	55,148	5%	13,513	2%
Total Loans	$1,005,878	100%	$881,099	100%

Commercial Real Estate Loans. Our commercial real estate loans were $249.2 million at December 31, 2014, a decrease of $82.3 million from $331.5 million at December 31, 2013, due primarily to the sale of $42.1 million of these loans in connection with the sale of the Pewaukee, Wisconsin branch. The remainder of the decrease was driven by paydowns that offset new loan activity for the period as we continue to experience pricing pressure for such loans, which has impacted our ability to grow loan volumes in these markets at what we consider to be appropriate risk adjusted returns, particularly in our community banking markets.

Construction and Development Loans. Our construction and development loans were $42.9 million at December 31, 2014, an increase of $5.3 million from $37.6 million at December 31, 2013, due primarily to growth from continued strength of this category in our markets, offset by the sale of $6.8 million of these loans in connection with the sale of the Pewaukee, Wisconsin branch.

Residential Real Estate Loans. Our one-to-four family residential loans were $78.7 million at December 31, 2014, a decrease of $12.6 million from $91.3 million at December 31, 2013, due primarily to the sale of $11.0 million of these loans in connection with the sale of the Pewaukee, Wisconsin branch.

Commercial Loans. Our commercial loans held for investment were $364.6 million at December 31, 2014, an increase of $108.9 million from $255.7 million at December 31, 2013. This increase was driven by our acquisition of Triumph Healthcare Finance as well as targeted growth in our TCF asset-based loans and equipment loans as we continue to execute on our growth strategy for such products. Our TCF equipment loans totaled $106.4 million as of December 31, 2014 compared to $49.0 million as of December 31, 2013, an increase of 117.1%.  Our TCF asset-based loans and totaled $46.4 million as of December 31, 2014 compared to $30.8 million as of December 31, 2013, increasing 50.5%. Our THF asset-based healthcare loans totaled $41.8 million as of December 31, 2014.  The increases in these product lines were offset in part by the sale of $18.2 million of commercial loans in connection with the sale of the Pewaukee, Wisconsin branch.

Factored Receivables. Our factored receivables were $180.9 million at December 31, 2014, an increase of $63.5 million, or 54.1%, from $117.4 million at December 31, 2013. The growth was primarily due to execution of our growth strategy and continued strength in our target markets, particularly in the transportation sector.

Other Loans. Our portfolio also includes real estate loans secured by farmland, consumer loans and mortgage warehouse loans. All of these categories of loans in the aggregate were less than 10% of our total loan portfolio as of December 31, 2014 and December 31, 2013, however, our mortgage warehouse loans did increase to $55.1 million as of December 31, 2014 compared to $13.5 million at December 31, 2013 due to new clients and commitments added during the period as a result of successful marketing efforts.

The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of December 31, 2014.

	December 31, 2014
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$53,350	$166,779	$29,035	$249,164
Construction, land development, land	21,929	15,717	5,268	42,914
1-4 family residential properties	16,596	30,313	31,829	78,738
Farmland	2,499	13,237	6,760	22,496
Commercial	163,475	185,064	16,028	364,567
Factored receivables	180,910	—	—	180,910
Consumer	3,895	6,685	1,361	11,941
Mortgage warehouse	55,148	—	—	55,148
	$497,802	$417,795	$90,281	$1,005,878

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$323,716	$20,842
Floating interest rates		94,079	69,439
Total		$417,795	$90,281

As of December 31, 2014, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Illinois (36%), Texas (28%), and Iowa (17%) make up 81% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.

Further, a significant majority (91%) of our factored receivables, representing approximately 16% of our total loan portfolio as of December 31, 2014, are receivables purchased from trucking fleets and owner-operators in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.

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

The accrual of interest income on non-purchased credit impaired loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or at an earlier date if full collection of interest or principal becomes doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued when a loan is placed on nonaccrual is reversed from interest income. Interest received on these loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. We classify nonperforming assets as nonaccrual loans, factored receivables greater than 90 days past due, and OREO. The balances of nonperforming loans reflect the recorded investment in these assets, including deductions for purchase discounts.

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Nonperforming loans:
Commercial real estate	$1,995	$276
Construction, land development, land	—	—
1-4 family residential properties	638	454
Farmland	—	—
Commercial	7,188	5,438
Factored receivables	651	89
Consumer	—	—
Mortgage Warehouse	—	—
Purchased credit impaired	6,206	6,135
Total nonperforming loans	16,678	12,392
OREO acquired through foreclosure, net	8,423	13,783
Total nonperforming assets	$25,101	$26,175

Nonperforming assets to total assets	1.73%	2.03%
Nonperforming loans to total loans held for investment	1.66%	1.41%
Total past due loans to total loans held for investment	2.57%	2.78%

We had $16.7 million and $12.4 million in nonperforming loans, including nonaccrual PCI loans, as of December 31, 2014 and December 31, 2013, respectively. Nonperforming loans increased $4.3 million from December 31, 2013 to December 31, 2014, primarily due to the addition of two nonperforming lending relationships:  (1) the downgrade of a tax increment financing secured commercial loan with a balance of $1.0 million and specific reserve established of $0.30 million and (2) the downgrade and placement on nonaccrual of a $2.5 million commercial relationship, including $1.8 million classified as commercial real estate, based upon the bankruptcy filing of the parent company in that relationship, however, the Company’s exposure is limited to affiliated entities holding title to real estate or equipment that is leased to the parent company.  As a result of these additions to our nonaccrual loans at December 31, 2014, our ratio of nonperforming loans to total loans increased 25 basis points from 1.41% at December 31, 2013 to 1.66% at December 31, 2014.  The ratio of our nonperforming assets to total assets, however, decreased 30 basis points to 1.73% at December 31, 2014 compared to 2.03% at December 31, 2013 in conjunction with the decline in our OREO balances combined with a corresponding overall increase in total assets during the period.

Our OREO as of December 31, 2014 totaled $8.4 million, a decrease of $5.4 million from the $13.8 million as of December 31, 2013, primarily due to sales of OREO property during the year ended December 31, 2014.

Allowance for Loan and Lease Losses

ALLL is a valuation allowance for probable incurred credit losses. Loan losses are charged against the ALLL when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL. Management estimates the ALLL balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the ALLL may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and classified as impaired.

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

Impaired loans generally include nonaccrual loans, factored receivables greater than 90 days past due, TDRs, partially charged off loans, and PCI loans with subsequent deterioration in expected cash flows.  All impaired loans are subject to being individually evaluated for specific loss reserves. If an impaired loan is determined to have incurred a loss, a portion of the ALLL is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the ALLL. PCI loans accounted for individually (not accounted for in a closed pool of loans with other loans that share common risk characteristics) are subject to the TDR accounting requirements when restructured subsequent to acquisition (loans that were restructured prior to acquisition are not considered TDRs).  Modifications subsequent to acquisition of our PCI loans accounted for within a pool with similar risk characteristics are not subject to TDR guidance. Rather, the revised estimated future cash flows of the individually modified loan within a pool are included in the estimated future cash flows of the pool.

The general component of the ALLL covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Purchased loans are recorded at fair value at the date of acquisition without carryover of the seller’s ALLL. Therefore we maintain an ALLL on purchased loans based on credit deterioration subsequent to the acquisition date.

Analysis of the Allowance for Loan and Lease Losses

The following table sets forth the ALLL by category of loan:

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$533	25%	0.21%	$348	38%	0.10%
Construction, land development, land	333	4%	0.78%	110	4%	0.29%
1-4 family residential properties	215	8%	0.27%	100	10%	0.11%
Farmland	19	2%	0.08%	7	2%	0.03%
Commercial	4,003	37%	1.10%	1,145	29%	0.45%
Factored receivables	3,462	18%	1.91%	1,842	13%	1.57%
Consumer	140	1%	1.17%	49	2%	0.35%
Mortgage Warehouse	138	5%	0.25%	44	2%	0.33%
Total Loans	$8,843	100%	0.88%	$3,645	100%	0.41%

From December 31, 2013 to December 31, 2014, the ALLL increased from $3.6 million or 0.41% of total loans to $8.8 million and 0.88% of total loans. The increase was principally driven by an increase in the Company’s allowance for collectively evaluated loans. The allowance associated with collectively evaluated loans increased to $7.1 million at December 31, 2014 from $3.2 million at December 31, 2013. The increase was driven by growth in our commercial finance loans and factored receivables, new lending at Triumph Community Bank following the acquisition, as well as changes in the mix of collectively evaluated loans. Additionally, non-PCI loans acquired in the Triumph Community Bank acquisition that matured and were renewed during the period, which previously maintained discounts associated with fair value adjustments recorded at acquisition, required allowance allocations during 2014.

The following table presents the unpaid principal and recorded investment for loans at December 31, 2014. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) of which approximately $9.8 million is expected to be accretable into income over the remaining lives of the acquired loans, (2) net deferred origination costs and fees, and (3) previous charge-offs. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
December 31, 2014	Investment	Principal	Difference
Commercial real estate	$249,164	$263,060	$(13,896)
Construction, land development, land	42,914	44,609	(1,695)
1-4 family residential properties	78,738	82,263	(3,525)
Farmland	22,496	22,400	96
Commercial	364,567	366,753	(2,186)
Factored receivables	180,910	181,817	(907)
Consumer	11,941	12,012	(71)
Mortgage warehouse	55,148	55,148	—
	$1,005,878	$1,028,062	$(22,184)

At December 31, 2014 and December 31, 2013, we had $19.0 million and $10.7 million, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the years ended December 31, 2014, 2013 and 2012, and the effects of those items on our ALLL:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of period	$3,645	$1,926	$423
Loans charged-off:
Commercial real estate	(18)	(156)	(169)
Construction, land development, land	(100)	—	—
1-4 family residential properties	(409)	(94)	(116)
Farmland	—	—	(48)
Commercial	(13)	(1,515)	—
Factored receivables	(419)	(226)	(212)
Consumer	(393)	(113)	—
Mortgage warehouse	—	—	—
Total loans charged-off	$(1,352)	$(2,104)	$(545)
Recoveries of loans charged-off:
Commercial real estate	4	129	37
Construction, land development, land	13	12	—
1-4 family residential properties	108	133	107
Farmland	—	—	—
Commercial	219	14	111
Factored receivables	68	64	53
Consumer	280	59	1
Mortgage warehouse	—	—	—
Total loans recoveries	$692	$411	$309
Net loans charged-off	$(660)	$(1,693)	$(236)
Provision for (reversal of) loan losses:
Commercial real estate	199	114	359
Construction, land development, land	310	58	40
1-4 family residential properties	416	(166)	104
Farmland	12	2	53
Commercial	2,652	2,474	61
Factored receivables	1,971	783	1,380
Consumer	204	103	(1)
Mortgage warehouse	94	44	—
Unallocated	—	—	(257)
Total provision for (reversal of) loan losses	$5,858	$3,412	$1,739
Balance at end of period	$8,843	$3,645	$1,926

Average total loans held for investment	$942,144	$376,797	$199,336
Net charge-offs to average total loans held for investment	0.07%	0.45%	0.12%
Allowance to total loans held for investment	0.88%	0.41%	0.91%

Net loans charged off for the year ended December 31, 2014 were $0.7 million, down from $1.7 million for the year ended December 31, 2013. The significant decrease was due primarily to a loss incurred on a $1.5 million charge-off of a floor plan loan during 2013.

Loans Held for Sale

At December 31, 2014 and December 31, 2013, originated mortgage loans held for sale were $3.3 million and $5.4 million, respectively. Loan sales of $68.8 million, $15.3 million, and $4.0 million occurred during the years ended December 31, 2014, 2013, and 2012, respectively, and resulted in recognized net gains on sale of $1.5 million, $0.9 million and $0.1 million in the respective periods. At December 31, 2014 and December 31, 2013, no originated mortgage loans held for sale were on nonaccrual status.

Securities

Our investment strategy is oriented towards maintaining liquidity in securities with minimal credit risk. As of December 31, 2014, we have investments classified as held to maturity with an amortized cost of $0.7 million. The remaining $162.0 million, comprising the majority of our investments, are classified as available for sale at fair value and can be used as a pledge to secure FHLB advances and public deposits, or can be sold to meet liquidity needs.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of December 31, 2014:

	Maturity as of December 31, 2014
	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$—	—	$78,711	1.33%	$14,439	2.35%	$—	—	$93,150	1.50%
Mortgage-backed securities	—	—	325	3.81%	1,695	2.04%	26,278	1.67%	28,298	1.72%
Asset backed securities	—	—	—	—	4,871	1.17%	13,688	1.11%	18,559	1.12%
State and municipal	1,390	1.43%	3,067	1.50%	1,463	(0.74%)	913	1.46%	6,833	1.00%
Corporate bonds	—	—	11,439	1.81%	1,383	1.95%	670	5.82%	13,492	2.01%
SBA pooled securities	—	—	7	1.80%	183	2.59%	17	2.74%	207	2.58%
Total securities available for sale	$1,390	1.41%	$93,549	1.41%	$24,034	1.89%	$41,566	1.54%	$160,539	0.83%

Security held-to-maturity	$225	1.30%	$520	2.76%	$—	—	$—	—	$745	2.32%

We held $162.0 million in securities classified as available for sale at fair value as of December 31, 2014, a decrease of $22.7 million from $184.7 million at December 31, 2013. This decrease is attributable to normal portfolio management activities, with the net reduction being utilized for general liquidity purposes as overall loan portfolio growth has continued.

Liabilities

Our total liabilities were $1.210 billion as of December 31, 2014, an increase of $82 million, from $1.128 billion at December 31, 2013. The increase was primarily due to a $120 million increase in customer deposits offset by an $18 million decrease in Federal Home Loan advances and the repayment of our $13 million senior secured note.

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

Our total deposits were $1.165 billion as of December 31, 2014, compared to $1.045 billion as of December 31, 2013, an increase of $120 million.  As of December 31, 2014, interest-bearing demand deposits, noninterest-bearing deposits, money market deposits and savings deposits accounted for 52% of our total deposits, while individual retirement accounts and certificates of deposit, including brokered deposits, made up 48% of total deposits. The average cost of interest-bearing deposits was 0.54% and 0.92% for the years ended December 31, 2014 and 2013, respectively.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Noninterest bearing demand	$160,248	—	15%	$34,659	—	8%
Interest bearing demand	226,531	0.07%	21%	44,116	0.05%	10%
Individual retirement accounts	52,825	1.11%	5%	34,568	1.62%	8%
Money market	132,535	0.23%	12%	58,911	0.26%	14%
Savings	73,333	0.05%	7%	14,925	0.05%	4%
Certificates of deposit	388,730	0.93%	35%	221,538	1.25%	53%
Brokered deposits	51,124	0.66%	5%	12,586	0.44%	3%
Total	$1,085,326	0.46%	100%	$421,303	0.84%	100%

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of more than $250,000 as of December 31, 2014:

	$100,000 to	Over
(Dollars in thousands)	$250,000	$250,000	Total
Maturity
3 months or less	$15,139	$9,495	$24,634
Over 3 through 6 months	28,826	3,812	32,638
Over 6 through 12 months	75,420	19,686	95,106
Over 12 months	73,386	33,373	106,759
	$192,771	$66,366	$259,137

Short-Term Borrowings

The following table provides a summary of our short-term borrowings at the dates indicated:

(Dollars in thousands)	December 31,	December 31,
As of and for the period ended:	2014	2013
Average amount outstanding during the period	$40,346	$12,297
Amount outstanding at end of period	12,282	32,330
Highest month end balance during the period	85,313	42,639
Weighted average interest rate at end of period	0.05%	0.06%
Weighted average interest rate during the period	0.14%	0.14%

Customer Repurchase Agreements

We held no customer repurchase agreements prior to the Triumph Community Bank acquisition in October 2013. Customer repurchase agreements outstanding totaled $9.3 million at December 31, 2014. The maximum amount outstanding at any month end during the year ended December 31, 2014 occurred in March 2014 with a balance of $17.7 million. Customer repurchase agreements outstanding totaled $11.3 million at December 31, 2013, and the maximum amount outstanding of these agreements at any month end during the last two and one-half months of the fiscal year following the Triumph Community Bank acquisition was $16.7 million. Our customer repurchase agreements generally have maturities that fall within one year. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Banks of Dallas and Des Moines (FHLB). Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled $3.0 million as of December 31, 2014 and $21.0 million as of December 31, 2013. Our FHLB borrowings outstanding are short term in nature, generally maturing within one month, resulting in fluctuations from period to period given our borrowing needs at any particular period end. As of December 31, 2014 and December 31, 2013, we had $104.4 million and $110.3 million, respectively, in unused and available advances from the FHLB.

Long-Term Debt

Senior Secured Note

In conjunction with the financing of the Triumph Community Bank acquisition, we entered into a secured note payable to an unaffiliated bank, secured by the common stock of Triumph Community Bank and Triumph Savings Bank. The note had an outstanding principal balance of $12.6 million as of December 31, 2013. The principal balance was due in full at maturity on October 15, 2018. The note incurred interest at a variable rate based at the prime rate with a minimum interest rate of 4.50%, a prepayment penalty of 1.0% of the unpaid principal, and terms of the note required quarterly principal payments of $0.3 million plus accrued interest.  On November 13, 2014, the Company retired the senior secured note with a current principal amount of $11.3 on the retirement date, a 1.0% prepayment penalty of $0.1 million, and accrued but unpaid interest of $0.04 million.

Junior Subordinated Debentures

National Bancshares, Inc., which became our wholly owned subsidiary as part of the Triumph Community Bank acquisition, has two junior subordinated debentures outstanding with a combined face value of $33.0 million. These debentures are unsecured obligations and were issued to two trusts that are unconsolidated subsidiaries of National Bancshares, Inc. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures mature in September 2033 and July 2036 and may be called at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month LIBOR plus a weighted average spread of 2.28%. As part of the purchase accounting adjustments made with the Triumph Community Bank acquisition, we adjusted the carrying value of the junior subordinated debentures to fair value as of October 15, 2013. The junior subordinated debentures had a combined carrying value of $24.4 million as of December 31, 2014 and $24.2 million as of December 31, 2013, and the discount will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $24.4 million and $24.2 million was allowed in the calculation of Tier I capital as of December 31, 2014 and December 31, 2013, respectively.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $237.5 million as of December 31, 2014, an increase of $103.9 million from $133.6 million as of December 31, 2013. Stockholders’ equity increased during this period primarily due to net proceeds from our initial public offering of $83.8 million and net income for the period of $19.8 million.  Offsetting this increase were preferred dividends paid on our Series A and Series B preferred stock.

On December 31, 2014, the Company redeemed all of the outstanding shares of its TARP Preferred Stock issued by its wholly-owned subsidiary, National Bancshares, Inc.  The TARP Preferred Stock was redeemed for a total redemption price of $26.2 million, which reflects the aggregate liquidation amount of the TARP Preferred Stock and accrued dividends since the most recent dividend payment date.

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

Our liquidity requirements are met primarily through cash flow from operations, receipt of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to other sources of funds. Liquid assets include cash, interest-earning deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of funds include the sale of loans, brokered deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the issuance of common securities. For additional information regarding our operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in our consolidated financial statements.

In addition to the liquidity provided by the sources described above, our subsidiary banks maintain correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2014, Triumph Savings Bank had unsecured federal funds lines of credit with two unaffiliated banks totaling $24.5 million, and Triumph Community Bank had unsecured federal funds lines of credit with five unaffiliated banks totaling $75.0 million, with no amounts advanced against those lines at that time.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company, Triumph Savings Bank and Triumph Community Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. These amounts and ratios as of December 31, 2014 are set forth in the table below.

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

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$229,509	20.4%	$90,213	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$56,013	16.5%	$27,118	8.0%	$33,898	10.0%
Triumph Community Bank	$117,254	15.0%	$62,547	8.0%	$78,184	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$220,550	19.6%	$45,107	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	15.3%	$13,559	4.0%	$20,339	6.0%
Triumph Community Bank	$112,289	14.4%	$31,273	4.0%	$46,910	6.0%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$220,550	15.9%	$55,412	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	13.0%	$15,982	4.0%	$19,978	5.0%
Triumph Community Bank	$112,289	11.9%	$37,812	4.0%	$47,265	5.0%

As of December 31, 2014, Triumph Savings Bank’s and Triumph Community Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” they must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. At December 31, 2014, the most recent notification categorized Triumph Savings Bank and Triumph Community Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2014 that management believes would change either institution’s category.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2014 excluding purchase accounting adjustments for our junior subordinated debentures and deposits. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and customer repurchase agreements.

	Payments Due by Period - December 31, 2014
(Dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Customer repurchase agreements	$9,282	$9,282	$—	$—	$—
FHLB advances	3,000	3,000	—	—	—
Junior subordinated debentures	32,990	—	—	—	32,990
Operating lease agreements	9,404	1,683	3,397	2,728	1,596
Time deposits with stated maturity dates	560,935	320,449	217,133	23,353	—
Total contractual obligations	$615,611	$334,414	$220,530	$26,081	$34,586

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

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Commitments to make loans	$19,792	$12,260
Unused lines of credit	227,963	138,366
Standby letters of credit	3,755	4,044
Total other commitments	$251,510	$154,670

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

All loans are subject to being individually evaluated for impairment. If an impaired loan is determined to have incurred a loss, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the ALLL.

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

Goodwill and Other Intangibles. Goodwill resulting from business combinations is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. In the event the fair value of the net assets acquired and liabilities assumed exceeds the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, a bargain purchase gain is recognized.

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

In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2014 and December 31, 2013 estimated fair value for non-impaired loans and deposits are highly judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.

Emerging Growth Company. The JOBS Act permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards and not commence complying with new or revised accounting standards until private companies must do so.

We have elected to not take advantage of the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, which means that the financial statements included in this Annual Report on Form 10-K, as well as financial statements we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies. Our election not to take advantage of the extended transition period is irrevocable.

Recently Issued Accounting Pronouncements

Effective January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-04, “Receivables— Troubled Debt Restructurings by Creditors” (ASU 2014-04). Issued in January 2014, ASU 2014-04 affects all creditors when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable has occurred. Adoption of this ASU did not have a material impact on the Company’s financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis”, which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities.  The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the effect of the standard on its ongoing financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We use an interest rate risk simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in projected net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows. We also analyze the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the fair value of assets less the fair value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of all future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

The following table summarizes simulated change in net interest income versus unchanged rates as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	6.4%	1.7%	1.5%	0.4%
+300 basis points	4.6%	1.3%	0.9%	0.3%
+200 basis points	2.7%	0.8%	0.5%	0.3%
+100 basis points	1.3%	0.5%	0.1%	0.2%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(0.2%)	(2.7%)	(0.8%)	(1.8%)

The following table presents the change in our economic value of equity as of December 31, 2014 and December 31, 2013, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	December 31, 2014	December 31, 2013
+400 basis points	9.5%	3.3%
+300 basis points	7.8%	2.7%
+200 basis points	5.6%	2.1%
+100 basis points	3.2%	1.2%
Flat rates	0.0%	0.0%
-100 basis points	(5.6%)	(3.1%)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Triumph Bancorp, Inc. and subsidiaries

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Triumph Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triumph Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath, LLP
Dallas, Texas
March 6, 2015

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(Dollar amounts in thousands, except per share amounts)

	December 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$21,312	$25,352
Interest-bearing deposits with other banks	139,576	60,445
Total cash and cash equivalents	160,888	85,797
Securities - available for sale	162,024	184,654
Securities - held to maturity (fair value of $750 and $745, respectively)	745	743
Loans held for sale, at fair value	3,288	5,393
Loans, net of allowance for loan and lease losses of $8,843 and $3,645, respectively	997,035	877,454
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	4,903	5,802
Premises and equipment, net	21,933	23,344
Other real estate owned (OREO), net	8,423	13,783
Goodwill	15,968	14,047
Intangible assets, net	13,089	14,471
Bank-owned life insurance	29,083	28,554
Deferred tax asset	15,956	20,807
Other assets	14,563	13,390
Total assets	$1,447,898	$1,288,239
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest bearing	$179,848	$150,238
Interest bearing	985,381	894,616
Total deposits	1,165,229	1,044,854
Customer repurchase agreements	9,282	11,330
Federal Home Loan Bank advances	3,000	21,000
Senior secured note	—	12,573
Junior subordinated debentures	24,423	24,171
Other liabilities	8,455	13,714
Total liabilities	1,210,389	1,127,642
Commitments and contingencies - See Notes 13 and 14
Equity - See Note 18
Stockholders’ equity
Preferred Stock Series A	4,550	4,550
Preferred Stock Series B	5,196	5,196
Common stock	180	98
Additional paid-in-capital	191,049	104,631
Treasury stock, at cost	(161)	—
Retained earnings	35,744	18,992
Accumulated other comprehensive income	951	133
Total stockholders’ equity	237,509	133,600
Noncontrolling interests	—	26,997
Total equity	237,509	160,597
Total liabilities and equity	$1,447,898	$1,288,239

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

	December 31,	December 31,	December 31,
	2014	2013	2012
Interest and dividend income:
Loans, including fees	$56,080	$23,262	$11,429
Factored receivables, including fees	28,158	17,938	14,458
Taxable securities	2,630	1,225	1,013
Tax exempt securities	60	39	—
Cash deposits	302	166	52
Total interest income	87,230	42,630	26,952
Interest expense:
Deposits	5,036	3,560	3,341
Federal Home Loan Bank advances	45	14	14
Senior secured note	584	123	—
Junior subordinated debentures	1,095	247	—
Other	10	3	360
Total interest expense	6,770	3,947	3,715
Net interest income	80,460	38,683	23,237
Provision for loan losses	5,858	3,412	1,739
Net interest income after provision for loan losses	74,602	35,271	21,498
Noninterest income:
Service charges on deposits	3,009	703	—
Card income	2,098	405	—
Net realized gains (losses) and valuation adjustments on OREO	(582)	154	1,379
Net gains on sale of securities	88	—	—
Net gains on sale of loans	1,495	846	132
Fee income	1,820	1,189	860
Gain on branch sale	12,619	—	—
Bargain purchase gain	—	9,014	—
Asset management fees	989	—	—
Other	3,231	702	290
Total noninterest income	24,767	13,013	2,661
Noninterest expense:
Salaries and employee benefits	42,131	20,737	11,739
Occupancy, furniture and equipment	5,474	2,465	1,308
FDIC insurance assessment	1,042	499	241
Carrying costs for OREO	373	233	240
Professional fees	3,574	2,460	1,169
Amortization of intangible assets	2,923	620	948
Advertising and promotion	2,594	682	621
Communications and technology	3,748	1,412	546
Other	7,343	3,616	1,667
Total noninterest expense	69,202	32,724	18,479
Net income before income tax	30,167	15,560	5,680
Income tax expense (benefit)	10,378	2,133	(5,394)
Net income	19,789	13,427	11,074
Income attributable to noncontrolling interests	(2,060)	(867)	(993)
Net income attributable to Triumph Bancorp, Inc.	17,729	12,560	10,081
Dividends on preferred stock	(780)	(721)	—
Net income available to common stockholders	$16,949	$11,839	$10,081
Earnings per common share
Basic	$1.55	$1.40	$2.24
Diluted	$1.52	$1.39	$2.24

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

	December 31,	December 31,	December 31,
	2014	2013	2012
Net income	$19,789	$13,427	$11,074
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,384	(502)	387
Reclassification of amount realized through sale of securities	(88)	—	—
Tax effect	(478)	179	(235)
Total other comprehensive income (loss)	818	(323)	152
Comprehensive income	20,607	13,104	11,226
Income attributable to noncontrolling interests	(2,060)	(867)	(993)
Comprehensive income attributable to Triumph Bancorp, Inc.	$18,547	$12,237	$10,233

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

	Preferred Stock – Series A		Preferred Stock – Series B		Common Stock			Treasury Stock			Accumulated
		Liquidation		Liquidation			Additional				Other	Non
	Shares	Preference	Shares	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Controlling	Total
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income	Interest	Equity
Balance, January 1, 2012	—	$—	—	$—	1,000	$1	$42,969	—	$—	$(2,995)	$304	$—	$40,279
Preferred stock issuances - Series A	50,000	5,000	—	—	—	—	—	—	—	—	—	—	5,000
Common stock dividend	—	—	—	—	4,499,000	44	(44)	—	—	—	—	—	—
Common stock issuance	—	—	—	—	86,356	1	999	—	—	—	—	—	1,000
TCF Class B issuances	—	—	—	—	—	—	—	—	—	—	—	3,750	3,750
TCF Class C issuances	—	—	—	—	—	—	—	—	—	—	—	4,122	4,122
TCF Class C redemptions	—	—	—	—	—	—	—	—	—	(190)	—	(1,713)	(1,903)
TCF Class C to Class B conversion	—	—	—	—	—	—	—	—	—	(803)	—	803	—
Net income	—	—	—	—	—	—	—	—	—	11,074	—	—	11,074
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	152	—	152
Balance, December 31, 2012	50,000	$5,000	—	$—	4,586,356	$46	$43,924	—	$—	$7,086	$456	$6,962	$63,474
Exchange offer	(4,500)	(450)	—	—	545,069	5	6,307	—	—	(461)	—	(5,862)	(461)
Common stock issuance, net of costs	—	—	—	—	3,672,115	37	42,365	—	—	—	—	—	42,402
Stock issued and assumed in NBI acquisition	—	—	51,956	5,196	1,029,045	10	11,906	—	—	—	—	25,897	43,009
Stock based compensation	—	—	—	—	—	—	129	—	—	—	—	—	129
Senior Preferred Stock Series T-1 and T-2 dividends	—	—	—	—	—	—	—	—	—	(130)	—	—	(130)
TBI Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(632)	—	—	(632)
TBI Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(89)	—	—	(89)
TCF Class B distributions	—	—	—	—	—	—	—	—	—	(209)	—	—	(209)
Net income	—	—	—	—	—	—	—	—	—	13,427	—	—	13,427
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(323)	—	(323)
Balance, December 31, 2013	45,500	$4,550	51,956	$5,196	9,832,585	$98	$104,631	—	$—	$18,992	$133	$26,997	$160,597
Issuance of common stock in connection with initial public offering, net of expenses	—	—	—	—	7,705,000	77	83,690	—	—	—	—	—	83,767
Issuance of restricted stock	—	—	—	—	436,738	5	32	—	—	—	—	—	37
Stock based compensation	—	—	—	—	—	—	2,690	—	—	—	—	—	2,690
Common stock issuance, net of costs	—	—	—	—	444	—	6	—	—	—	—	—	6
Purchase of treasury stock	—	—	—	—	(10,984)	—	—	10,984	(161)	—	—	—	(161)
Senior Preferred Stock Series T-1 and T-2 dividends	—	—	—	—	—	—	—	—	—	(2,194)	—	—	(2,194)
TBI Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(364)	—	—	(364)
TBI Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(416)	—	—	(416)
TCF Class B distributions	—	—	—	—	—	—	—	—	—	(63)	—	—	(63)
TCF Class B redemption	—	—	—	—	—	—	—	—	—	—	—	(1,100)	(1,100)
Senior Preferred Stock Series T-1 and T-2 redemption	—	—	—	—	—	—	—	—	—	—	—	(25,897)	(25,897)
Net income	—	—	—	—	—	—	—	—	—	19,789	—	—	19,789
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	818	—	818
Balance, December 31, 2014	45,500	$4,550	51,956	$5,196	17,963,783	$180	$191,049	10,984	$(161)	$35,744	$951	$—	$237,509

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

	December 31,	December 31,	December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$19,789	$13,427	$11,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,946	786	568
Net accretion on loans and deposits	(8,992)	(4,880)	(3,269)
Amortization of junior subordinated debentures	252	51	—
Net amortization on securities	1,010	386	437
Amortization of intangible assets	2,923	620	948
Deferred taxes	4,373	1,891	(5,526)
Provision for loan losses	5,858	3,412	1,739
Stock based compensation	2,690	129	—
Origination of loans held for sale	(58,123)	(20,358)	—
Proceeds from loan sales	68,845	15,317	3,996
Net gains on sale of securities	(88)	—	—
Net gains on sale of loans	(1,495)	(846)	(132)
Net realized (gains) losses and valuation adjustments on OREO	582	(154)	(1,379)
Gain on branch sale	(12,619)	—	—
Bargain purchase gain	—	(9,014)	—
(Increase) decrease in other assets	(1,670)	13,455	(1,224)
Decrease in other liabilities	(5,201)	(3,356)	(2,930)
Net cash provided by operating activities	20,080	10,866	4,302
Cash flows from investing activities:
Purchases of securities available for sale	(27,970)	—	—
Proceeds from sales of securities available for sale	24,424	—	—
Proceeds from maturities, calls, and pay downs of securities available for sale	26,548	17,810	7,720
Net change in loans	(156,946)	(98,114)	(27,380)
Payments for purchased but unsettled loans	—	—	(6,200)
Purchases of premises and equipment, net	(2,745)	(1,404)	(2,753)
Net proceeds from sale of OREO	5,321	3,937	1,691
Net proceeds from (cash paid for) CLO warehouse investments	50	(2,000)	—
(Purchase) redemption of FHLB and Federal Reserve Bank stock	899	(502)	—
Net proceeds from sale of branch	57,409	—	—
Cash (paid for) assumed in acquisitions	(49,482)	74,713	(15,451)
Net cash used in investing activities	(122,492)	(5,560)	(42,373)
Cash flows from financing activities:
Net increase in deposits	156,509	26,211	16,821
Decrease in customer repurchase agreements	(2,048)	(8,597)	—
Increase (decrease) in Federal Home Loan Bank advances	(18,000)	5,497	10,500
Issuance of senior secured note	—	12,573	—
Repayment of senior secured note	(12,573)	(11,858)	—
Exchange offer	—	(461)	—
Issuance of common stock in connection with initial public offering, net of expenses	83,767	—	—
Issuance of common stock, net of costs	43	42,402	1,000
Issuance of preferred stock	—	—	5,000
Noncontrolling interests issuances, net	—	—	6,962
Purchase of Treasury Stock	(161)	—	—
Distributions on noncontrolling interest and preferred stock	(3,037)	(1,060)	(993)
Repayment of borrowings assumed in acquisition	—	—	(42,831)
Redemption of Senior Preferred Stock Series T-1 and T-2	(25,897)	—	—
Redemption of TCF Class B units	(1,100)	—	—
Net cash provided by (used in) financing activities	177,503	64,707	(3,541)
Net increase (decrease) in cash and cash equivalents	75,091	70,013	(41,612)
Cash and cash equivalents at beginning of period	85,797	15,784	57,396
Cash and cash equivalents at end of period	$160,888	$85,797	$15,784
Supplemental cash flow information:
Interest paid	$8,225	$1,549	$3,769
Income taxes paid	$5,093	$966	$—
Supplemental noncash disclosures:
Transfers from loans to OREO	$543	$1,532	$3,206
Loan transfers to branch assets held for sale	$78,071	$—	$—
Premises and equipment transferred to branch assets held for sale	$2,260	$—	$—
Stock issued and assumed in NBI acquisition	$—	$43,009	$—

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Triumph Bancorp, Inc. (collectively with its subsidiaries, “TBI”, “Triumph”, or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas. The accompanying consolidated financial statements include the accounts of TBI and its wholly owned subsidiaries Triumph Capital Advisors, LLC (TCA), Triumph CRA Holdings, LLC (TCRA), National Bancshares, Inc. (NBI), NBI’s wholly owned subsidiary Triumph Community Bank, N.A. (TCB), Triumph Savings Bank, SSB (TSB), TSB’s majority owned subsidiary Triumph Commercial Finance LLC (TCF), TCF’s wholly owned subsidiary Advance Business Capital LLC (ABC), which currently operates under the d/b/a of Triumph Business Capital, and TSB’s wholly owned subsidiary Triumph Insurance Group (TIG). In addition, (i) TSB does business under the Triumph Commercial Finance name with respect to its commercial finance business, including asset-based lending, equipment lending and general factoring and (ii) TCB does business under the Triumph Healthcare Finance name with respect to its healthcare asset-based lending business.

In the third quarter of 2014, the TCF legal entity was dissolved and ABC became a wholly owned subsidiary of TSB.

Principles of Consolidation and Basis of Presentation

The Company consolidates subsidiaries in which it holds, directly or indirectly, a controlling financial interest. In consolidation, all significant intercompany accounts and transactions are eliminated. Investments in unconsolidated entities are accounted for using the equity method of accounting when the Company has the ability to exercise significant influence over operating and financing decisions. Investments that do not meet the criteria for equity method accounting are accounted for using the cost method of accounting.

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (GAAP) and general practice within the banking industry. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company uses the accrual basis of accounting for financial reporting purposes.

Use of Estimates

To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, other short-term investments and federal funds sold. All highly liquid investments with an initial maturity of less than 90 days are considered to be cash equivalents.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Management evaluates securities for other-than-temporary impairment (OTTI) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at fair value in accordance with ASC 825, “Financial Instruments”, which provides entities with an option to report selected financial assets and liabilities at fair value. The fair value of mortgage loans held for sale is determined based on outstanding commitments from investors to purchase such loans and upon prevailing market rates. Increases or decreases in the fair value of these loans held for sale, if any, are charged to earnings. Mortgage loans held for sale are generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the final selling price and the fair value of the related loan sold.

Loans

Originated Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the remaining life of the loan without anticipating prepayments. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Generally, loans are placed in nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value.

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

Purchased Loans: Purchased loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Larger purchased loans are individually evaluated while smaller purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cash flows expected to be collected on PCI loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered credit impaired if there is evidence of credit deterioration at the date of purchase and if it is probable that not all contractually required payments will be collected. Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is recognized on all PCI loans for which the timing and amount of future cash flows can be reasonably projected. Expected cash flows are re-estimated quarterly. A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period. Declines in the present value of expected cash flows only from the expected timing of such cash flows are recognized prospectively as a decrease in yield on the loan. Improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the loan once any previously recorded impairment is recaptured.

Purchased loans that are not considered PCI at acquisition have premiums or discounts. Premiums and discounts recognized when the loans are recorded at their estimated fair values at acquisition are amortized or accreted over the remaining term of the loan as an adjustment to the related loan’s yield. The subsequent accounting for acquired non-PCI loans follows the accounting for originated loans.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (ALLL) is a valuation allowance for probable incurred credit losses. The determination of the ALLL is inherently subjective as it requires material estimates which may be susceptible to significant changes. Loan losses are charged against the ALLL when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL. Management estimates the ALLL balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the ALLL may be made for specific loans, but the entire ALLL is available for any loan that, in management’s judgment, should be charged-off.

The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and classified as impaired.

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

All loans are subject to being individually evaluated for impairment. If a loan is impaired, a portion of the ALLL is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Troubled debt restructurings are separately identified and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the ALLL.

The general component of the ALLL covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company since acquisition. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following loan portfolio categories have been identified:

Commercial Real Estate — This category of loans consists of the following loan types:

Commercial owner occupied — Owner occupied commercial real estate loans are primarily secured by commercial office or industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. Repayment terms vary considerably, interest rates are fixed or variable, and are structured for full, partial, or no amortization of principal.

Commercial non-owner occupied — Investment real estate loans are primarily secured by non-owner occupied apartment, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties. These loans have similar terms and amortization periods as owner occupied commercial real estate loans. Generally, these types of loans are thought to involve a greater degree of credit risk than owner occupied commercial real estate as they are more sensitive to adverse economic conditions.

Multi-family residential — Investment real estate loans are primarily secured by non-owner occupied apartment or multifamily residential buildings. These loans have similar terms and amortization periods as owner occupied commercial real estate loans. Generally, these types of loans are thought to involve a greater degree of credit risk than owner occupied commercial real estate as they are more sensitive to adverse economic conditions.

Construction, land development, land —This category of loans consists of loans to finance the ground up construction, improvement and/or carrying for sale after the completion of construction of owner occupied and non-owner occupied residential and commercial properties, and loans secured by raw or improved land. The repayment of construction loans is generally dependent upon the successful completion of the improvements by the builder for the end user, or sale of the property to a third party. Repayment of land secured loans are dependent upon the successful development and sale of the property, the sale of the land as is, or the outside cash flow of the owners to support the retirement of the debt.

1-4 family residential properties — This category of loans includes both first and junior liens on residential real estate. Home equity revolving lines of credit and home equity term loans are included in this group of loans.

Farmland — These loans are principally loans to purchase farmland.

Commercial — Commercial loans are loans for commercial, corporate and business purposes not otherwise disclosed separately. The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and across a variety of industries.  These loans include general commercial and industrial loans, loans to purchase capital equipment, and business loans for working capital and operational purposes.  Commercial loans are generally is secured by accounts receivable, inventory and other business assets.  A portion of the commercial loan portfolio consists of specialty commercial finance products as follows:

Equipment — Equipment finance loans are commercial loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, can be used in more than one type of business, and has broad resale markets. Core markets include construction, road, transportation, oil and gas, waste, forestry and machine tool. Loan terms do not exceed the economic life of the equipment and typically are 60 months or less.

Asset-based Lending — These loans are originated to borrowers to support general working capital needs.  The asset-based loan structure involves advances of loan proceeds against a borrowing base which typically consists of accounts receivable, identified readily marketable inventory, or other collateral of the borrower.  The maximum amount a customer may borrow at any time is fixed as a percentage of the borrowing base outstanding.

Healthcare — Asset-based loans to businesses dedicated exclusively to the healthcare industry.  These loans are made to providers in the areas of skilled nursing, home healthcare, physical therapy, and healthcare product delivery.

Factored Receivables — The Company operates as a factor by purchasing accounts receivable from its clients, then collecting the receivable from the account debtor. Advances initially made to the client to acquire the receivables are typically at a discount to the invoice value. The discount balance is held in client reserves, net of the Company’s compensation, to settle any payment disputes or collection shortfalls. Upon collection of the invoice and subsequent settlement of any additional client obligations, outstanding client reserves are typically remitted to the client.

Consumer — Loans used for personal use usually on an unsecured basis.

Mortgage Warehouse — Mortgage Warehouse loans are loans to independent mortgage origination companies collateralized by 1-4 family residential loans and the financial capacity of the borrower. The originator closes new mortgage loans with the intent to sell these loans to third party investors for a profit. The Company provides funding to the mortgage companies for the period between the

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

origination and their sale of the loan. The Company separately validates that each residential mortgage loan was underwritten consistent with the underwriting requirements of the final investor or market standards prior to advancing funds. The Company is repaid with the proceeds received from sale of the mortgage loan to the final investor.

Federal Home Loan Bank (FHLB) Stock and Federal Reserve Bank (FRB) Stock

The Company, through its banking subsidiaries, is a member of the FHLB system and regional Federal Reserve Banks. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 30 years. Furniture, fixtures and equipment are depreciated using the straight-line method over five years.

Other Real Estate Owned

Assets acquired as part of an acquisition or through loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of acquisition, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. At the time of acquisition of properties not acquired as part of an acquisition, losses are charged against the ALLL, and gains realized to the extent fair value exceeds the carrying amount of the foreclosed loan are recorded as income. Improvements to the value of the properties are capitalized, but not in excess of the net realizable value of the property.

Goodwill and Other Intangible Assets

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

Other intangible assets consist primarily of core deposit and customer relationship assets arising from whole bank and business acquisitions and are amortized on an accelerated method over their estimated useful lives.

Bank Owned Life Insurance

Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Income Taxes

The Company files a consolidated tax return with its subsidiaries and is taxed as a C corporation. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and penalties related to income tax matters in income tax expense. No interest or tax penalties have been incurred for the years ended December 31, 2014, 2013 or 2012.

Fair Values of Financial Instruments

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

In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2014 and 2013 estimated fair value for non-impaired loans and deposits are highly judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.

Asset Management Fees

Asset management fee income is recognized through the Company’s CLO asset management business operated by TCA and consists of senior (or base) asset management fees, subordinated management fees, and performance-based incentive fees.  Senior and subordinated management fees are based upon a fixed fee rate applied to the amount of outstanding assets being managed by TCA.  Performance-based incentive fees are variable in nature and dependent upon the performance of a managed CLO above a prescribed level.  The Company does not accrue for performance-based incentive fees that are not finalized until the end of a specified contract period, but records such revenues only when final payment is confirmed.  The Company has not recognized any revenue that is at risk due to future asset management performance contingencies

Operating Segments

The Company’s reportable segments are comprised of strategic business units primarily based upon industry categories and to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing. Segment determination also considered organizational structure and our segment reporting is consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. Our chief operating decision maker is the Chief Executive Officer of Triumph Bancorp, Inc. The factoring segment includes the operations of ABC with revenue derived from factoring services. The banking segment includes the operations of TSB and TCB. Our banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The banking segment also includes commercial factoring services which are originated through the commercial finance division of TSB. Corporate includes holding company financing and investment activities, management and administrative expenses to support the overall operations of the Company, the operations of TCA and TCRA.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe such matters exist that will have a material effect on the financial statements.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards issued to employees based on the fair value of these awards at the date of grant. The fair value of the awards is based upon the market value of the Company’s common stock at the date of grant. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Earnings Per Common Share

Basic earnings per common share is net income less effects of noncontrolling interests and preferred shares divided by the weighted average number of common shares outstanding during the period excluding nonvested restricted stock awards. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock warrants, restricted stock awards, and preferred shares that are convertible to common shares.

Adoption of New Accounting Standards

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

Newly Issued, But Not Yet Effective Accounting Standards

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors.” ASU 2014-04 affects all creditors when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable has occurred. The ASU is effective for fiscal periods beginning after December 15, 2014. Adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis”, which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities.  The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the effect of the standard on its ongoing financial reporting.

NOTE 2 – Business combinations AND DIVESTITURES

Sale of Pewaukee Branch

On July 11, 2014, TCB sold its operating branch in Pewaukee, Wisconsin, which constituted its sole branch in the state, to a third party for net cash proceeds of $57,409,000. Under the terms of the agreement, the acquirer assumed branch deposits of $36,326,000, purchased selected loans in the local market with a carrying amount of $78,071,000, and acquired the premises and equipment associated with the branch.  The transaction resulted in the Company recording a pre-tax gain of $12,619,000, net of transaction costs.

Doral Healthcare Acquisition

On June 13, 2014, the Company, through its subsidiary TCB, acquired the lending platform and certain assets of Doral Healthcare Finance (DHF), an asset-based lender focused exclusively on the healthcare industry. DHF was a division of Doral Money, which is a subsidiary of Doral Bank. The purpose of the acquisition was to enhance the Company’s commercial finance offerings. In conjunction with the acquisition, DHF has been rebranded Triumph Healthcare Finance.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company acquired loans with a fair value of $45,334,000 at the acquisition date in addition to other assets and liabilities. Under the terms of the agreement, the Company paid cash in the amount of $49,482,000 and recognized $1,921,000 in goodwill that was allocated to the Company’s Banking segment. Goodwill represents the excess of the fair value of consideration transferred over the fair value of net assets acquired. Goodwill resulted from a combination of expected enhanced service offerings and cross-selling opportunities. Goodwill will be amortized for tax purposes, but not for financial reporting purposes.

DHF’s results of operations are included in the Company’s results since the acquisition date.

A summary of the fair values of assets acquired, liabilities assumed, consideration paid for DHF, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Loans	$45,334
Customer relationship intangible	2,029
Premises and equipment	50
Other assets	276
47,689
Liabilities assumed:
Customer deposits	128
Fair value of net assets acquired	47,561
Cash paid	49,482
Goodwill	$1,921

Information about the acquired DHF loan portfolio subject to purchased credit impaired (PCI) loan accounting guidance as of the acquisition date is as follows:

PCI Loans:

(Dollars in thousands)	PCI
Contractual balance at acquisition	$5,009
Contractual cash flows not expected to be collected (nonaccretable difference)	(873)
Expected cash flows at acquisition	$4,136
Accretable yield	(482)
Fair value of acquired PCI loans	$3,654

Loans acquired and not otherwise classified as PCI are predominately short term in nature and had a gross contractual balance and fair value at acquisition of $41,680,000. As of December 31, 2014, substantially all contractual cash flows have been collected on all non-PCI loans acquired.

NBI Acquisition

Effective October 15, 2013, TBI acquired 100% of NBI, and thereby acquired THE National Bank due to NBI’s 100% ownership of THE National Bank. During 2014, THE National Bank was renamed Triumph Community Bank. The primary benefits of the acquisition were to (i) provide the Company with increased access to low cost stable core deposit funding and (ii) create the opportunity to achieve improved operating efficiency through the scale provided by a larger consolidated balance sheet.

The Company recorded the assets acquired and the liabilities assumed in the acquisition of NBI at their respective fair values as of the acquisition date. In conjunction with the acquisition, the Company recognized a bargain purchase gain of $9,014,000.

TCB’s results of operations are included in the Company’s results since the acquisition date.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the fair values of assets acquired, liabilities assumed, consideration paid for NBI, and the resulting bargain purchase gain is as follows:

(Dollars in thousands)
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

In addition to the consideration paid, TBI (i) retired the outstanding balance of NBI’s $11,858,000 senior secured note and (ii) retired all $3,640,000 of NBI’s senior convertible notes outstanding with cash.

As of the date of acquisition, NBI had been in deferral on payments due for interest and dividends on its junior subordinated debentures and Senior Preferred Stock, Series T-1 and T-2. The total amounts due on these instruments for periods prior to acquisition were brought current by the Company on the first contractually available payment dates post-acquisition.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents information for non-purchase credit impaired loans acquired as part of the NBI acquisition.

			Estimated
			Contractual
			Cash Flows Not
	Contractual		Expected to be
(Dollars in thousands)	Balance	Fair Value	Collected
Commercial real estate	$223,477	$217,711	$(6,567)
Construction, land development, land	25,844	23,474	(1,585)
1-4 family residential properties	93,868	89,822	(2,520)
Farmland	35,502	35,634	(74)
Commercial	170,070	164,855	(3,914)
Factored receivables	—	—	—
Consumer	13,897	13,750	(638)
Mortgage warehouse	—	—	—
	$562,658	$545,246	$(15,298)

The estimated contractual cash flows not expected to be collected on non-PCI loans indicated in the table above include contractual principal balances only. Contractual interest not expected to be collected on non-PCI loans was not material.

Information about the acquired NBI loan portfolio subject to PCI accounting guidance as of the acquisition date is as follows:

(Dollars in thousands)	PCI
Contractual balance at acquisition	$29,970
Contractual cash flows not expected to be collected (nonaccretable discount)	(5,141)
Expected cash flows at acquisition	24,829
Interest component of expected cash flows (accretable discount)	(1,717)
Fair value of acquired loans	$23,112

The following table presents pro forma information as if the NBI acquisition had occurred at the beginning of 2012:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Net interest income	$60,685	$60,831
Net income before tax	12,719	17,398
Tax (expense) benefit	(4,244)	5,825
Net income	8,475	23,223
Effect of noncontrolling interests	(3,506)	(3,011)
Net income to common stockholders	$4,969	$20,212
Basic earnings per share	$0.51	$2.06
Diluted earnings per share	$0.51	$2.00

Since the acquisition date through December 31, 2013, revenues and earnings recorded by the Company related to the acquired operations approximated $12,014,000 and $2,834,000, respectively. To determine pro forma information, the Company adjusted its 2013 and 2012 historical results to include the historical results for NBI for the period January 1, 2013 to October 14, 2013 and the year ended December 31, 2012. These amounts were $1,099,000 and $5,916,000, respectively.

Pro forma adjustments include adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, interest expense on junior subordinated debentures assumed, interest expense on senior secured notes paid off, the related income tax effects, and the impact of noncontrolling interest and preferred stock.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenses and income related to the acquisition including professional fees and integration costs, as well as the bargain purchase gain, are also excluded from the above pro forma table. In 2013 and 2012, these expenses amounted to $2,500,000 and $52,000, respectively, and in 2013 the bargain purchase gain totaled $9,014,000.

The year over year pro forma decline in net income to common shareholders was principally driven by $11,700,000 of tax benefits recognized in 2012 that were not duplicated in 2013. During 2012, TBI and NBI reversed certain valuation allowances on deferred taxes in the amounts of $7,400,000 and $4,300,000, respectively.

The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

NOTE 3 — SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at December 31, 2014 and 2013 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$93,150	$691	$—	$93,841
Mortgage-backed securities, residential	28,298	580	—	28,878
Asset backed securities	18,559	129	(90)	18,598
State and municipal	6,833	28	—	6,861
Corporate bonds	13,492	144	—	13,636
SBA pooled securities	207	3	—	210
Total available for sale securities	$160,539	$1,575	$(90)	$162,024

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
Other - State of Israel bonds	$745	$5	$—	$750

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$95,967	$91	$(224)	$95,834
Mortgage-backed securities, residential	35,931	355	(1)	36,285
Asset backed securities	18,811	34	(6)	18,839
State and municipal	8,989	20	(4)	9,005
Corporate bonds	20,817	62	(36)	20,843
Trust preferred	3,706	—	(106)	3,600
SBA pooled securities	244	4	—	248
Total available for sale securities	$184,465	$566	$(377)	$184,654

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
Other - State of Israel bonds	$743	$2	$—	$745

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,390	$1,392	$225	$225
Due from one year to five years	93,217	93,637	520	525
Due from five years to ten years	17,285	17,671	—	—
Due after ten years	1,583	1,638	—	—
	113,475	114,338	745	750
Mortgage-backed securities, residential	28,298	28,878	—	—
Asset backed securities	18,559	18,598	—	—
SBA pooled securities	207	210	—	—

	$160,539	$162,024	$745	$750

For the year ended December 31, 2014, securities were sold resulting in proceeds of $24,424,000, gross gains of $98,000, and gross losses of $10,000. There were no sales of securities for the years ended December 31, 2013 and 2012.

Securities with a carrying amount of approximately $113,980,000 and $87,434,000 at December 31, 2014 and 2013, respectively, were pledged to secure customer repurchase agreements, Federal Home Loan Bank advances, and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
Asset backed securities	8,703	(82)	4,959	(8)	13,662	(90)
State and municipal	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$8,703	$(82)	$4,959	$(8)	$13,662	$(90)

December 31, 2013
U.S. Government agency obligations	$38,890	$(222)	$1,849	$(2)	$40,739	$(224)
Mortgage-backed securities, residential	800	(1)	—	—	800	(1)
Asset backed securities	4,913	(6)	—	—	4,913	(6)
State and municipal	1,481	(4)	—	—	1,481	(4)
Corporate bonds	8,419	(36)	—	—	8,419	(36)
Trust preferred	3,600	(106)	—	—	3,600	(106)
SBA pooled securities	—	—	—	—	—	—
	$58,103	$(375)	$1,849	$(2)	$59,952	$(377)

At December 31, 2014, the Company had three securities in an unrealized loss position.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2014, management believes the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans at December 31, 2014 and 2013 consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Commercial real estate	$249,164	$331,462
Construction, land development, land	42,914	37,626
1-4 family residential properties	78,738	91,301
Farmland	22,496	20,294
Commercial	364,567	255,655
Factored receivables	180,910	117,370
Consumer	11,941	13,878
Mortgage warehouse	55,148	13,513
Total	1,005,878	881,099
Allowance for loan and lease losses	(8,843)	(3,645)
	$997,035	$877,454

Total loans include net deferred origination fees and costs and deferred factoring fees totaling $906,000 and $997,000 at December 31, 2014 and 2013, respectively.

Loans with carrying amounts of $141,427,000 and $166,688,000 at December 31, 2014 and 2013, respectively, were pledged to secure Federal Home Loan Bank advance capacity.

As of December 31, 2014, the states of Illinois (30%), Texas (23%), and Iowa (14%), make up 67% of the Company’s gross loans. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economies in these states.

A significant majority of the Company’s factored receivables, representing approximately 15% of the total loan portfolio as of

December 31, 2014, are receivables purchased from trucking fleets and owner-operators in the transportation industry. The credit risk related to this portfolio is mitigated by the limited amount of receivables acquired from individual debtors and creditors, which results in diversification across a number of companies and industries.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan and Lease Losses:    The activity in the ALLL during the years ended December 31, 2014, 2013 and 2012 is as follows:

(Dollars in thousands)	Beginning				Ending
Year ended December 31, 2014	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$348	$199	$(18)	$4	$533
Construction, land development, land	110	310	(100)	13	333
1-4 family residential properties	100	416	(409)	108	215
Farmland	7	12	—	—	19
Commercial	1,145	2,652	(13)	219	4,003
Factored receivables	1,842	1,971	(419)	68	3,462
Consumer	49	204	(393)	280	140
Mortgage warehouse	44	94	—	—	138
	$3,645	$5,858	$(1,352)	$692	$8,843

(Dollars in thousands)	Beginning				Ending
Year ended December 31, 2013	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$261	$114	$(156)	$129	$348
Construction, land development, land	40	58	—	12	110
1-4 family residential properties	227	(166)	(94)	133	100
Farmland	5	2	—	—	7
Commercial	172	2,474	(1,515)	14	1,145
Factored receivables	1,221	783	(226)	64	1,842
Consumer	—	103	(113)	59	49
Mortgage warehouse	—	44	—	—	44
	$1,926	$3,412	$(2,104)	$411	$3,645

(Dollars in thousands)	Beginning				Ending
Year ended December 31, 2012	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$34	$359	$(169)	$37	$261
Construction, land development, land	—	40	—	—	40
1-4 family residential properties	132	104	(116)	107	227
Farmland	—	53	(48)	—	5
Commercial	—	61	—	111	172
Factored receivables	—	1,380	(212)	53	1,221
Consumer	—	(1)	—	1	—
Mortgage warehouse	—	—	—	—	—
Unallocated	257	(257)	—	—	—
	$423	$1,739	$(545)	$309	$1,926

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans individually and collectively evaluated for impairment, as well as PCI loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2014	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,934	$238,640	$8,590	$249,164	$—	$533	$—	$533
Construction, land development, land	—	41,431	1,483	42,914	—	333	—	333
1-4 family residential properties	627	76,041	2,070	78,738	—	215	—	215
Farmland	—	22,496	—	22,496	—	19	—	19
Commercial	7,188	353,022	4,357	364,567	716	3,287	—	4,003
Factored receivables	1,271	179,639	—	180,910	1,033	2,429	—	3,462
Consumer	—	11,941	—	11,941	—	140	—	140
Mortgage warehouse	—	55,148	—	55,148	—	138	—	138
	$11,020	$978,358	$16,500	$1,005,878	$1,749	$7,094	$—	$8,843

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2013	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$4,489	$308,326	$18,647	$331,462	$—	$348	$—	$348
Construction, land development, land	—	35,585	2,041	37,626	—	110	—	110
1-4 family residential properties	842	87,987	2,472	91,301	14	79	7	100
Farmland	—	20,294	—	20,294	—	7	—	7
Commercial	5,495	248,129	2,031	255,655	15	1,130	—	1,145
Factored receivables	763	116,607	—	117,370	417	1,425	—	1,842
Consumer	—	13,878	—	13,878	—	49	—	49
Mortgage warehouse	—	13,513	—	13,513	—	44	—	44
	$11,589	$844,319	$25,191	$881,099	$446	$3,192	$7	$3,645

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans. Loans included in these tables are non-PCI impaired loans and PCI loans that have deteriorated subsequent to acquisition and as a result have been deemed impaired and an allowance recorded. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an ALLL and are excluded from these tables.

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2014	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$—	$—	$—	$1,934	$1,960
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	—	—	—	627	748
Farmland	—	—	—	—	—
Commercial	1,845	2,527	716	5,343	5,368
Factored receivables	1,271	1,271	1,033	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$3,116	$3,798	$1,749	$7,904	$8,076

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2013	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$—	$—	$—	$114	$131
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	114	127	14	157	166
Farmland	—	—	—	—	—
Commercial	215	215	15	5,224	5,454
Factored receivables	762	762	417	1	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	13	42	7	—	—
	$1,104	$1,146	$453	$5,496	$5,751

	Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Average	Interest	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,023	$213	$201	$7	$201	$7
Construction, land development, land	4	1	—	—	—	—
1-4 family residential properties	613	195	228	10	—	—
Farmland	—	—	—	—	—	—
Commercial	6,653	290	2,740	14	994	14
Factored receivables	1,017	12	632	—	632	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
PCI	7	—	14	6	1,988	260
	$9,317	$711	$3,815	$37	$3,815	$281

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the unpaid principal and recorded investment for loans at December 31, 2014 and 2013. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI), (2) net deferred origination costs and fees, and (3) previous charge-offs.

(Dollars in thousands)	Recorded	Unpaid
December 31, 2014	Investment	Principal	Difference
Commercial real estate	$249,164	$263,060	$(13,896)
Construction, land development, land	42,914	44,609	(1,695)
1-4 family residential properties	78,738	82,263	(3,525)
Farmland	22,496	22,400	96
Commercial	364,567	366,753	(2,186)
Factored receivables	180,910	181,817	(907)
Consumer	11,941	12,012	(71)
Mortgage warehouse	55,148	55,148	—
	$1,005,878	$1,028,062	$(22,184)

(Dollars in thousands)	Recorded	Unpaid
December 31, 2013	Investment	Principal	Difference
Commercial real estate	$331,462	$351,521	$(20,059)
Construction, land development, land	37,626	41,034	(3,408)
1-4 family residential properties	91,301	96,742	(5,441)
Farmland	20,294	20,145	149
Commercial	255,655	260,384	(4,729)
Factored receivables	117,370	118,057	(687)
Consumer	13,878	14,006	(128)
Mortgage warehouse	13,513	13,513	—
	$881,099	$915,402	$(34,303)

At December 31, 2014 and 2013, the Company had $18,976,000 and $10,653,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Past Due and Nonaccrual Loans:     The following is a summary of contractually past due and nonaccrual loans at December 31, 2014 and 2013:

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2014	Past Due	Still Accruing	Non-accrual	Total
Commercial real estate	$643	$—	$1,995	$2,638
Construction, land development, land	—	—	—	—
1-4 family residential properties	584	49	638	1,271
Farmland	—	—	—	—
Commercial	114	—	7,188	7,302
Factored receivables	7,202	651	—	7,853
Consumer	296	—	—	296
Mortgage warehouse	—	—	—	—
PCI	260	—	6,206	6,466
	$9,099	$700	$16,027	$25,826

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2013	Past Due	Still Accruing	Non-accrual	Total
Commercial real estate	$1,212	$47	$276	$1,535
Construction, land development, land	690	—	—	690
1-4 family residential properties	1,789	19	454	2,262
Farmland	—	—	—	—
Commercial	1,482	11	5,438	6,931
Factored receivables	3,836	89	—	3,925
Consumer	591	2	—	593
Mortgage warehouse	—	—	—	—
PCI	2,434	—	6,135	8,569
	$12,034	$168	$12,303	$24,505

Credit Quality Information:    The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including: current collateral and financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes every loan and is performed on a regular basis. Large groups of smaller balance homogeneous loans, such as consumer loans, are analyzed primarily based on payment status. The Company uses the following definitions for risk ratings:

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	PCI	Total
Commercial real estate	$231,627	$2,344	$6,603	$—	$8,590	$249,164
Construction, land development, land	41,431	—	—	—	1,483	42,914
1-4 family residential	75,781	77	810	—	2,070	78,738
Farmland	22,496	—	—	—	—	22,496
Commercial	347,534	2,435	10,241	—	4,357	364,567
Factored receivables	179,639	—	350	921	—	180,910
Consumer	11,941	—	—	—	—	11,941
Mortgage warehouse	55,148	—	—	—	—	55,148
	$965,597	$4,856	$18,004	$921	$16,500	$1,005,878

(Dollars in thousands)		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	PCI	Total
Commercial real estate	$308,077	$557	$4,180	$—	$18,648	$331,462
Construction, land development, land	35,585	—	—	—	2,041	37,626
1-4 family residential	88,379	—	450	—	2,472	91,301
Farmland	20,294	—	—	—	—	20,294
Commercial	247,941	—	5,684	—	2,030	255,655
Factored receivables	116,607	—	336	427	—	117,370
Consumer	13,878	—	—	—	—	13,878
Mortgage warehouse	13,513	—	—	—	—	13,513
	$844,274	$557	$10,650	$427	$25,191	$881,099

Troubled Debt Restructurings

As of December 31, 2014 and 2013, the Company had recorded investments in troubled debt restructurings of $360,000 and $336,000, respectively. These troubled debt restructurings and their effects were immaterial as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012.

Purchased Credit Impaired Loans

The Company has loans that were acquired for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans receivable at December 31, 2014 and 2013, are as follows:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Contractually required principal and interest:
Real estate loans	$23,457	$35,584
Commercial loans	6,293	2,795
Outstanding contractually required principal and interest	$29,750	$38,379
Gross carrying amount included in loans receivable	$16,500	$25,191

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in accretable yield during the years ended December 31, 2014 and 2013 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Accretable yield, beginning balance	$4,587	$4,244	$1,627
Additions	482	1,717	—
Accretion	(4,276)	(2,812)	(2,124)
Reclassification from nonaccretable to accretable yield	4,677	1,461	5,129
Disposals	(493)	(23)	(388)
Accretable yield, ending balance	$4,977	$4,587	$4,244

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Beginning balance	$13,783	$4,749
Acquired through business acquisition	—	11,285
Loans transferred to OREO	543	1,532
Net realized gains (losses) and valuation adjustments on OREO	(582)	154
Sales of OREO	(5,321)	(3,937)
Ending balance	$8,423	$13,783

Operating expenses related to OREO include:

(Dollars in thousands)	2014	2013	2012
Net realized gains (losses) and valuation adjustments on OREO	$(582)	$154	$1,379
Carrying costs for OREO	(373)	(233)	(240)
	$(955)	$(79)	$1,139

Rental income on OREO properties of $170,000, $166,000 and $145,000, respectively, for years ended December 31, 2014, 2013 and 2012, is reported on the consolidated statements of income in the noninterest income section as Other.

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2014 and 2013 consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Land	$4,783	$5,511
Buildings	11,041	12,911
Leasehold improvements	4,000	2,452
Furniture, fixtures and equipment	5,440	4,258
	25,264	25,132
Accumulated depreciation	(3,331)	(1,788)
	$21,933	$23,344

Depreciation expense was $1,946,000, $786,000 and $568,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases certain properties and equipment under operating leases. Rent expense was $1,771,000, $963,000 and $690,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Rent commitments at December 31, 2014, before considering renewal options that generally are present, were as follows:

(Dollars in thousands)
2015	$1,683
2016	1,727
2017	1,670
2018	1,531
2019	1,197
Thereafter	1,596
$9,404

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	December 31	December 31,
(Dollars in thousands)	2014	2013
Goodwill	$15,968	$14,047
Core deposit intangibles	11,218	14,471
Other intangible assets	1,871	—
	$29,057	$28,518

The changes in goodwill and intangible assets by operating segment during the year are as follows:

	December 31, 2014			December 31, 2013			December 31, 2012
(Dollars in thousands)	Factoring	Banking	Total	Factoring	Banking	Total	Factoring	Banking	Total
Beginning balance	$8,846	$19,672	$28,518	$8,846	$5,201	$14,047	$—	$5,201	$5,201
Acquired goodwill	—	1,921	1,921	—	—	—	8,846	—	8,846
Acquired intangibles	26	2,029	2,055	—	15,091	15,091	948	—	948
Divestiture	—	(514)	(514)	—	—	—	—	—	—
Amortization of intangibles	(2)	(2,921)	(2,923)	—	(620)	(620)	(948)	—	(948)
Ending balance	$8,870	$20,187	$29,057	$8,846	$19,672	$28,518	$8,846	$5,201	$14,047

No goodwill or intangibles have been assigned to the Corporate operating segment.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company assesses goodwill for impairment at each reporting unit, Factoring and Banking. At the measurement date, these reporting units had positive equity and the Company elected to perform qualitative assessments to determine if it was more likely than not that the fair value of the reporting units exceeded their carrying values, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired intangible assets are being amortized utilizing an accelerated method over 10 years. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2015	$2,708
2016	2,392
2017	2,076
2018	1,761
2019	1,445
Thereafter	2,707
$13,089

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — VARIABLE INTEREST ENTITIES

Collateralized Loan Obligation Funds - Closed

The Company, through its subsidiary TCA, acts as asset manager to Trinitas CLO I, LTD (Trinitas I) and Trinitas CLO II, LTD (Trinitas II). Trinitas I and Trinitas II are collateralized loan obligation (CLO) funds. Trinitas I and Trinitas II were initially in a “warehouse” phase whereby they were acquiring senior secured corporate loans in anticipation of the securities offerings that completed the final CLO securitization structures. The purchases of these initial warehouse assets were funded by the proceeds from third party debt financing and equity investments made by both the Company and other third parties. On May 1, 2014, Trinitas I completed its CLO securities offering and issued $400,000,000 face amount of CLO securities. On August 4, 2014, Trinitas II completed its CLO securities offering by issuing $416,000,000 face amount of CLO securities. In connection with the respective offerings, Trinitas I and Trinitas II redeemed the equity securities issued as part of their warehouse phases and repaid and terminated their warehouse credit facilities.

The securities sold in the CLO offerings were issued in a series of tranches ranging from an AAA rated debt tranche to an unrated tranche of subordinated notes. Neither the Company nor any of its related persons acquired or holds any of the securities issued by Trinitas I or Trinitas II in the offerings, other than a de minimis interest held by a related person of the Company in Trinitas II. Effective as of the respective closing dates, TCA began earning asset management fees in accordance with the terms of its asset management agreement with Trinitas I and Trinitas II. TCA earned asset management fees totaling $989,000 for the year ended December 31, 2014. There were no asset management fees earned during the years ended December 31, 2013 and 2012.

As part of the consummation of the CLO offerings by Trinitas I and Trinitas II, the Company performed a consolidation analysis to confirm, as of the effective date of the offerings, whether the Company was required to consolidate the assets, liabilities, equity or operations of Trinitas I or Trinitas II in its financial statements. The Company concluded that (a) Trinitas I and Trinitas II remained variable interest entities as of the respective dates of consummation of the offerings, and (b) the Company, through TCA, held variable interests in the entities due to the subordinated and incentive fees payable to TCA under their asset management agreements.  However, the Company also concluded that it was not the “primary beneficiary” of Trinitas I or Trinitas II as (x) neither it nor any of its related persons held any investment or interest in the entities outside of the management fees payable to TCA under their asset management agreements other than a de minimis interest held by a related person of the Company in Trinitas II and (y) such management fees constituted standard third party agency fees at prevailing market rates for transactions of this type that could not potentially be significant to the entities. Consequently, the Company concluded that it was not required to consolidate the assets, liabilities, equity or operations of Trinitas I or Trinitas II in its financial statements as of December 31, 2014.

Collateralized Loan Obligation Fund – Warehouse Phase

On August 4, 2014, Trinitas CLO III, Ltd. (Trinitas III) was formed to be the issuer of a third CLO offering to be managed by TCA. On August 25, 2014, Trinitas III was capitalized with initial third party equity investments of $27,550,000 in addition to the Company’s $2,450,000 equity investment and entered into a warehouse credit agreement in order to begin acquiring senior secured loan assets that will comprise the initial collateral pool of the CLO once issued. When finalized, Trinitas III will use the proceeds of the debt and equity interests sold in the offering for the final CLO securitization structure to repay the initial warehouse phase debt and equity holders. In the final CLO securitization structure, interest and principal repayment of the leveraged loans held by Trinitas III will be used to repay debt holders with any excess cash flows used to provide a return on capital to equity investors. TCA will earn a management fee as the asset manager for Trinitas III that will commence upon the issuance of the final CLO securitization structure, but does not earn asset management or other fees from Trinitas III during the “warehouse” phase.

At December 31, 2014, the Company’s loss exposure to Trinitas III is limited to its $2,450,000 equity investment in the entity which is classified as other assets within the Company’s consolidated balance sheets.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Deposits

Deposits at December 31, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Noninterest bearing demand	$179,848	$150,238
Interest bearing demand	236,525	199,826
Individual retirement accounts	55,034	54,512
Money market	117,514	157,406
Savings	70,407	69,336
Certificates of deposit	455,901	354,940
Brokered deposits	50,000	58,596
Total deposits	$1,165,229	$1,044,854

At December 31, 2014, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered deposits, are as follows:

(Dollars in thousands)	December 31, 2014
Within one year	$320,449
After one but within two years	167,878
After two but within three years	49,255
After three but within four years	11,687
After four but within five years	11,666
Total	$560,935

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $66,366,000 and $93,552,000 at December 31, 2014 and 2013, respectively.

NOTE 10 — BORROWINGS AND BORROWING CAPACITY

Short-Term Borrowings

The following table provides a summary of all short-term borrowings at the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Average daily balance during the year	$40,346	$12,297
Average interest rate during the year	0.14%	0.14%
Maximum month-end balance during the year	85,313	42,639
Weighted average interest rate at December 31	0.05%	0.06%

Customer Repurchase Agreements

Securities sold under agreements to repurchase are financing arrangements that mature within one year. At maturity, the securities underlying the agreements are returned to the Company. Customer repurchase agreements are summarized as follows:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Sweep repurchase agreements	$8,959	$10,006
Term repurchase agreements	323	1,324
Total	$9,282	$11,330

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $14,900,000 and $11,330,000 at December 31, 2014 and 2013, respectively.

FHLB Advances

TCB is a member of the FHLB of Des Moines, and TSB is a member of the FHLB of Dallas. The FHLB advances are collateralized by assets, including a blanket pledge of certain loans, and are short term in nature, generally maturing within one month. Collectively at December 31, 2014 and 2013, TCB and TSB have borrowings and unused borrowing capacity with the FHLB as follows:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Borrowing capacity	$107,361	$131,300
Borrowings outstanding	3,000	21,000
Unused borrowing capacity	$104,361	$110,300

Federal Funds Purchased

The Company had no federal funds purchased at December 31, 2014 or 2013. However, as of December 31, 2014 TSB had unsecured federal funds lines of credit with two unaffiliated banks totaling $24,500,000 and TCB had unsecured federal funds lines of credit with five unaffiliated banks totaling $75,000,000.

Senior Secured Note

At December 31, 2013, the Company had a $12,573,000 secured note payable to an unaffiliated bank, secured by the common stock of TCB and TSB. The note incurred interest at a variable rate based at the prime rate, with a minimum interest rate of 4.50% and a maturity date of October 15, 2018. Terms of the note required quarterly principal payments of $314,000 plus accrued interest. At December 31, 2013, the note had a rate of 4.50%.

On November 13, 2014, the Company retired the senior secured indebtedness, consisting of the senior secured note with a principal amount at retirement of $11,300,000, a 1.0% prepayment penalty of $113,000, and accrued but unpaid interest of $41,000.

Junior Subordinated Debentures and Capital Securities

As of the date of the Company’s acquisition of NBI, NBI had junior subordinated debentures with a face value of $32,990,000 outstanding. The application of business combination accounting to the NBI acquisition resulted in an adjustment to cause the carrying value of these debt obligations to be adjusted to their fair value of $24,120,000 as of that date. The discount to face value is being amortized over the remaining life of these obligations as an adjustment increasing the interest cost of these instruments to market rates as of the acquisition date, and increasing their carrying amount to face value at their maturity.

The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the related capital securities are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $24,423,000 was allowed in the calculation of Tier I capital as of December 31, 2014.

The junior subordinated debentures are due to National Bancshares Capital Trusts II and III, 100% owned nonconsolidated subsidiaries of NBI. The debentures were issued by NBI in 2003 ($15,464,000 Capital Trust II) and 2006 ($17,526,000 Capital Trust III) in conjunction with the trusts’ issuances of NBI obligated capital securities of $15,000,000 and $17,000,000, respectively. The trusts used the proceeds from the issuances of their capital securities to buy floating rate junior subordinated deferrable interest debentures issued by NBI. These debentures are the trusts’ only assets and the interest payments from the debentures finance the distributions paid on the capital securities. These debentures are unsecured, rank junior, and are subordinate in the right of payment to all senior debt of NBI.

The debentures bear the same interest rate and terms as the capital securities, detailed as follows.

Capital Trust II — The amount of interest for any period shall be computed at a variable per annum rate of interest, reset quarterly, equal to the three-month LIBOR, as determined on the LIBOR determination date immediately preceding each distribution payment date, plus 3.00%. As of December 31, 2014 and 2013, the rate was 3.24%. The debentures mature on September 15, 2033. Since September 15, 2008, NBI has had the right to call the debentures at par.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Trust III — The amount of interest for any period shall be computed at a variable per annum rate of interest, reset quarterly, equal to the three-month LIBOR, as determined on the LIBOR determination date immediately preceding each distribution payment date, plus 1.64%. As of December 31, 2014 and 2013, the rate was 1.87% and 1.88%, respectively. The debentures mature on July 7, 2036. Since July 7, 2011, NBI has had the right to call the debentures at par.

The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears. NBI has the right, subject to events in default, to defer payments on interest on the debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures. NBI informed the trustees that it would be deferring payments beginning in March 2011 as permitted under the provisions of the respective agreements, however, all deferred quarterly payments on Trust II were paid current in December 2013 and all deferred quarterly payments on Trust III were paid current in January of 2014.

NOTE 11 — EMPLOYEE BENEFIT PLANS

401(k) Plan

A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 100% of the first 4% of the compensation contributed. Expense for the years ended December 31, 2014, 2013 and 2012 was $925,000, $482,000 and $175,000, respectively.

NOTE 12 — INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2014, 2013, and 2012 consisted of the following:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Income tax expense (benefit):
Current	$6,005	$242	$132
Deferred	4,814	1,884	1,846
Change in valuation allowance for deferred tax asset	(441)	7	(7,372)
Income tax expense (benefit)	$10,378	$2,133	$(5,394)

Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Tax provision computed at federal statutory rate	$10,436	$5,290	$1,931
Effect of:
State taxes, net	1,160	148	85
Change in effective tax rate	(528)	—	—
Bargain purchase gain	—	(3,065)	—
Transaction costs	—	259	—
Noncontrolling interest in subsidiary	(22)	(215)	—
Bank-owned life insurance	(165)	(40)	—
Tax exempt interest	(189)	(42)	—
Change in valuation allowance	(441)	7	(7,372)
Other	127	(209)	(38)
Income tax expense (benefit)	$10,378	$2,133	$(5,394)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets
Federal net operating loss carryforwards	$11,570	$12,596
State net operating loss carryforwards	2,296	2,811
Capital loss carryforwards	—	379
Acquired loan basis	5,422	8,876
Other real estate owned	1,543	1,684
AMT credit carryforward	1,634	1,768
Acquired deposit basis	158	633
Allowance for loan losses	3,081	564
Other	587	2,595
Total deferred tax assets	26,291	31,906
Deferred tax liabilities
Goodwill and intangible assets	4,025	5,135
Fair value adjustment on junior subordinated debentures	3,182	3,451
Unrealized gain on securities available for sale	534	56
Other	1,436	858
Total deferred tax liabilities	9,177	9,500
Net deferred tax asset before valuation allowance	17,114	22,406
Valuation allowance	(1,158)	(1,599)
Net deferred tax asset	$15,956	$20,807

The Company’s federal net operating loss carryforwards as of December 31, 2014 and 2013 were $33,444,000 and $37,048,000, respectively. These net operating loss carryforwards begin to expire in 2029. At December 31, 2014, the Company had state net operating loss carryforwards in Illinois, Iowa and Wisconsin of $17,477,000, $32,812,000, and $2,645,000, respectively. At December 31, 2013, the Company had state net operating loss carryforwards in Illinois, Iowa and Wisconsin of $22,141,000, $33,189,000, and $2,799,000, respectively. These net operating loss carryforwards expire beginning in 2021 through 2034. The Company has a valuation allowance on the net operating loss carryforwards for certain states and certain other investments that are not expected to be realized before expiration.

An Internal Revenue Code Section 382 (Section 382) ownership change was triggered during 2013. A significant portion of the deferred tax asset relating to the Company’s net operating loss and Alternative Minimum Tax credit carry-forwards are subject to the annual limitation rules under Section 382 from the EJ Financial Corp. (EJ) and NBI acquisitions and the 2013 share exchange. The utilization of tax carryforward attributes acquired from the EJ acquisition is subject to an annual limitation of $341,000. The utilization of tax carryforward attributes acquired from the NBI acquisition is subject to an annual limitation of $2,040,000. Any remaining tax attribute carryforwards generated prior to the 382 ownership change in 2013 are subject to an annual limitation of $3,696,000.

At December 31, 2014 and 2013, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is not subject to examination by taxing authorities for years prior to 2011.

NOTE 13 - Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. The Company does not anticipate any material losses as a result of commitments and contingent liabilities.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - OFF-BALANCE SHEET LOAN COMMITMENTS

From time to time, the Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contractual amounts of financial instruments with off-balance-sheet risk were as follows:

	December 31, 2014		December 31, 2013
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate
Commitments to make loans	$5,192	$14,600	$7,437	$4,823
Unused lines of credit	$30,369	$197,594	$33,470	$104,896
Standby letters of credit	$1,840	$1,915	$2,147	$1,897

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

NOTE 15 - Fair Value Disclosures

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$93,841	$—	$93,841
Mortgage-backed securities-residential	—	28,878	—	28,878
Asset backed securities	—	18,598	—	18,598
State and municipal	—	3,592	3,269	6,861
Corporate bonds	—	13,636	—	13,636
SBA pooled securities	—	210	—	210
	$—	$158,755	$3,269	$162,024

Loans held for sale	$—	$3,288	$—	$3,288

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$95,834	$—	$95,834
Mortgage-backed securities-residential	—	36,285	—	36,285
Asset backed securities	—	18,839	—	18,839
State and municipal	—	5,423	3,582	9,005
Corporate bonds	—	20,843	—	20,843
SBA pooled securities	—	248	—	248
Trust preferred	—	3,600	—	3,600
	$—	$181,072	$3,582	$184,654

Loans held for sale	$—	$5,393	$—	$5,393

The Company used the following methods and assumptions to estimate fair value of financial instruments that are measured at fair value on a recurring basis:

Securities available for sale – The fair values of securities available for sale are determined by third party matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (primarily Level 2 inputs).

Loans held for sale – Loans held for sale represent mortgage loan originations intended to be sold in the secondary market. Loans held for sale are valued using commitments on hand from investors or prevailing market prices and are classified in Level 2 of the valuation hierarchy.

There were no transfers between levels for the years ended December 31, 2014 and 2013. At December 31, 2014 and 2013, the Company classified $3,269,000 and $3,582,000, respectively, of municipal securities as Level 3. Acquired by the Company in the NBI acquisition, these municipal securities are bond issues for municipal government entities located in northwestern Illinois and are privately placed, non-rated bonds without CUSIP numbers. As these securities are not typically rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs. The municipal securities are valued by an independent third party using matrix pricing according to the municipal bond index that most closely matches the bond issue. Fair values for each maturity of the bond issue are then calculated based on the index yield at the appropriate point on the yield curve. The Company does not make any internal adjustments to the third party bond valuations. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement.

The only activity related to the above Level 3 securities during the years ended December 31, 2014 and 2013 was associated with immaterial contractual payments and changes in fair value that were recorded in other comprehensive income.  There were no Level 3 securities measured at fair value on a recurring basis during the year ended December 31, 2012.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2014 and 2013.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial	$—	$—	$1,129	$1,129
Factored receivables	—	—	238	238
Other real estate owned (1):
1-4 family residential properties	—	—	97	97
Commercial	—	—	2,163	2,163
Construction, land development, land	—	—	1,487	1,487
	$—	$—	$5,114	$5,114

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Impaired loans
1-4 family residential properties	$—	$—	$106	$106
Commercial	—	—	200	200
Factored receivables	—	—	345	345
Other real estate owned (1):
1-4 family residential properties	—	—	367	367
Commercial	—	—	653	653
Construction, land development, land	—	—	—	—
	$—	$—	$1,671	$1,671

(Dollars in thousands)		2014	2013
Provision recorded for loans classified as impaired		$1,296	$14
Valuation adjustments recorded on other real estate owned		$671	$144

(1) Represents the fair value of OREO that was adjusted subsequent to its initial classification as OREO.

As of December 31, 2014 and 2013, the only Level 3 assets with material unobservable inputs are associated with impaired loans and OREO.

Impaired Loans with Specific Allocation of ALLL

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

OREO

OREO is comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ALLL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The Company outsources the valuation of OREO with material balances to third party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value.

The estimated fair values of the Company’s financial instruments not previously presented at December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$160,888	$160,888	$—	$—	$160,888
Securities - held to maturity	745	—	750	—	750
Loans not previously presented, net	995,668	—	—	1,001,548	1,001,548
FHLB and Federal Reserve Bank stock	4,903	N/A	N/A	N/A	N/A
Accrued interest receivable	3,727	—	3,727	—	3,727

Financial liabilities:
Deposits	1,165,229	—	1,167,479	—	1,167,479
Customer repurchase agreements	9,282	—	9,282	—	9,282
Federal Home Loan Bank advances	3,000	—	3,000	—	3,000
Senior secured note	—	—	—	—	—
Junior subordinated debentures	24,423	—	24,423	—	24,423
Accrued interest payable	971	—	971	—	971

	December 31, 2013
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$85,797	$85,797	$—	$—	$85,797
Securities - held to maturity	743	—	745	—	745
Loans not previously presented, net	876,803	—	—	883,656	884,307
FHLB and Federal Reserve Bank stock	5,802	N/A	N/A	N/A	N/A
Accrued interest receivable	3,748	—	3,748	—	3,748

Financial liabilities:
Deposits	1,044,854	—	1,046,226	—	1,046,226
Customer repurchase agreements	11,330	—	11,330	—	11,330
Federal Home Loan Bank advances	21,000	—	21,000	—	21,000
Senior secured note	12,573	—	12,379	—	12,379
Junior subordinated debentures	24,171	—	24,171	—	24,171
Accrued interest payable	2,426	—	2,426	—	2,426

For those assets not previously described, the following methods and assumptions were used by the Company in estimating the fair values of financial instruments as disclosed herein:

Cash and Cash Equivalents

For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value and are considered a Level 1 classification.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities held to maturity

The fair values of securities held to maturity are determined by third party matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, resulting in a Level 2 classification.

Loans

Loans exclude impaired loans previously described above.  For variable-rate loans that reprice frequently and have no significant changes in credit risk, excluding previously presented impaired loans measured at fair value on a non-recurring basis, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Loans are considered a Level 3 classification.

FHLB and Federal Reserve Bank stock

The fair value of FHLB and FRB stock was not practicable to determine due to restrictions placed on its transferability.

Deposits

The fair values disclosed for demand deposits and non-maturity transaction accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts) and are considered a Level 2 classification. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Customer repurchase agreements

The carrying amount of customer repurchase agreements approximates fair value due to their short-term nature.  The customer repurchase agreement fair value is considered a Level 2 classification.

Federal Home Loan Bank advances

The advances have a maturity of less than one month at December 31, 2014 and 2013. As such, fair value materially approximates carrying value and is considered a Level 2 classification.

Senior secured note

The carrying amount of the senior secured note approximates fair value because the terms were estimated to be market terms for similar instruments resulting in a Level 2 classification.  The senior secured note was retired in 2014.

Junior subordinated debentures

The junior subordinated debentures were valued at their acquisition date by discounting future cash flows using current interest rates for similar financial instruments, resulting in a Level 2 classification. The fair value as of December 31, 2014 and 2013 approximates the carrying amount of the junior subordinated debentures.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivable and payable approximate their fair values given the short-term nature of the receivables and are considered a Level 2 classification.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — RELATED-PARTY TRANSACTIONS

Loans to related parties and their affiliates during 2014 and 2013 were as follows:

(Dollars in thousands)	2014	2013
Beginning balance	$18,247	$—
Acquired in acquisition	—	17,112
New loans and advances	79,429	9,459
Effect of changes in composition of related parties	8,298	—
Repayments	(69,327)	(8,324)
Ending balance	$36,647	$18,247

Advances and repayments of related party loans include activity on revolving credit and asset-based lending arrangements.

Related party deposits at December 31, 2014 and 2013 were $13,484,000 and $5,743,000, respectively.

NOTE 17 — REGULATORY MATTERS

The Company (on a consolidated basis), TSB, and TCB are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s, TSB’s, or TCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, TSB, and TCB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company, TSB, and TCB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets.

As of December 31, 2014, TSB’s and TCB’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” they must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. At December 31, 2014, the most recent notification categorized TSB and TCB as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2014 that management believes would change either institution’s category.

In July 2013, federal banking regulators released final rules for the regulation of capital and liquidity for U.S. banking organizations, establishing a new comprehensive capital framework (Basel III) for U.S. banking organizations that will become effective for reporting periods beginning after January 1, 2015 (subject to a phase-in period through January 2019).

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2014, under guidance issued by the Board of Governors of the Federal Reserve System.

Banking regulations may limit the dividends paid by the banks to the holding company or by the holding company to stockholders.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual capital amounts and ratios for the Company, TSB, and TCB are presented in the following table as of December 31, 2014 and 2013:

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$229,509	20.4%	$90,213	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$56,013	16.5%	$27,118	8.0%	$33,898	10.0%
Triumph Community Bank	$117,254	15.0%	$62,547	8.0%	$78,184	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$220,550	19.6%	$45,107	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	15.3%	$13,559	4.0%	$20,339	6.0%
Triumph Community Bank	$112,289	14.4%	$31,273	4.0%	$46,910	6.0%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$220,550	15.9%	$55,412	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	13.0%	$15,982	4.0%	$19,978	5.0%
Triumph Community Bank	$112,289	11.9%	$37,812	4.0%	$47,265	5.0%

As of December 31, 2013
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$145,722	14.5%	$80,398	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$50,985	16.4%	$24,871	8.0%	$31,088	10.0%
Triumph Community Bank	$89,690	13.0%	$55,194	8.0%	$68,992	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$142,077	14.1%	$40,306	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$48,064	15.5%	$12,404	4.0%	$18,605	6.0%
Triumph Community Bank	$88,921	12.9%	$27,572	4.0%	$41,359	6.0%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$142,077	12.9%	$44,055	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$48,064	13.6%	$14,136	4.0%	$17,671	5.0%
Triumph Community Bank	$88,921	10.1%	$35,216	4.0%	$44,020	5.0%

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - EQUITY AND NONCONTROLLING INTERESTS

The following summarizes the Company’s capital structure:

	Preferred Stock				Common Stock		Treasury Stock
	Series A		Series B
	December 2014	December 2013	December 2014	December 2013	December 2014	December 2013	December 2014	December 2013
Number of shares authorized	50,000	50,000	115,000	115,000	50,000,000	50,000,000
Number of shares issued	45,500	45,500	51,956	51,956	17,974,767	9,832,585
Number of shares outstanding	45,500	45,500	51,956	51,956	17,963,783	9,832,585	10,984	—
Par value per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100

TBI Common Stock

On November 13, 2014, the Company completed an initial public offering issuing 6,700,000 shares of common stock, $0.01 par value, at $12.00 per share for gross proceeds of $80,400,000.  In addition, on November 20, 2014, the underwriters exercised their option to purchase an additional 1,005,000 shares of common stock from the Company at the initial public offering price of $12.00 per share for additional gross proceeds of $12,060,000, resulting in total gross proceeds of $92,460,000.  Net proceeds after underwriting discounts and offering expenses were $83,767,000.

Common stock outstanding at December 31, 2014 included 252,256 shares of nonvested restricted stock awards.

TBI Warrants

During 2012, TBI issued a warrant to Triumph Consolidated Cos., LLC to purchase 259,067 shares of TBI common stock. The warrant has an exercise price of $11.58 per share, is immediately exercisable and has an expiration date of December 12, 2022. At December 31, 2014, the warrant remains outstanding and unexercised.

Preferred Stock Series A

The following summarizes the outstanding shares and terms of the Company’s Series A Non-Cumulative Non-Voting Preferred Stock (the Preferred Stock Series A) as of December 31, 2014 and 2013.

Series A holders are entitled to quarterly cash dividends accruing at the rate per annum of Prime + 2%, with an 8.00% floor. Any dividends not paid shall not accumulate but will be waived and not payable by TBI. Payments of dividends are subject to declaration by the board of TBI. Subject to regulatory approval, Series A holders have the right to receive a special, one-time dividend with respect to their respective shares within 30 days after the occurrence of any of the following events: (i) the sale of all of the limited liability company interests of TSB (as successor in interest to TCF) in ABC, (ii) a merger of ABC resulting in TSB (as successor in interest to TCF) no longer owning any limited liability company interests in ABC or (iii) the sale of all or substantially all of the assets of ABC, subject to certain organizational restructuring exceptions. The Company paid all dividends when due on these shares during the year ended December 31, 2014. The Preferred Stock Series A is not redeemable by the holder, ranks pari passu with the Company’s Preferred Stock Series B (as described below), and is senior to the Company’s common stock.

As of December 31, 2012, the Company had redemption rights allowing the Preferred Stock Series A shares to be redeemed at any time, subject to obtaining prior regulatory approval, at redemption price in excess of their liquidation preference if redeemed prior to January 2013, and at par thereafter. During 2013 the Company’s redemption rights were modified such that the shares cannot be redeemed until after October 15, 2018, and can only be redeemed subject to obtaining prior regulatory approval at par thereafter. These terms were modified so that these preferred shares will satisfy newly revised criteria for the qualification of preferred stock as Tier 1 capital adopted by federal bank regulatory authorities that will be effective January 1, 2015.

The Preferred Stock Series A shares are convertible to common stock any time at a preferred to common stock conversion ratio of 6.94008.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Series B

The following summarizes the outstanding shares and terms of the Company’s Series B Non-Cumulative Non-Voting Preferred Stock (the Preferred Stock Series B) as of December 31, 2014 and 2013.

Series B holders are entitled to quarterly cash dividends accruing at the rate per annum of 8.00%. Any dividends not paid shall not accumulate but will be waived and not payable by TBI. Payments of dividends are subject to declaration by the board of TBI. The Company paid all dividends when due on these shares during the year ended December 31, 2014. The Preferred Stock Series B is not redeemable by the holder, ranks pari passu with the Company’s Preferred Stock Series A, and is senior to the Company’s common stock.

The Preferred Stock Series B are redeemable by the Company subject to regulatory approval at any time on or after October 15, 2018.

The Preferred Stock Series B shares are convertible to common stock any time at a preferred to common stock conversion ratio of 6.94008.

Exchange Offer

During 2013, the Company consummated a voluntary exchange offer whereby the holders of the Series A Preferred and TCF Class B Units could elect to exchange their holdings for common stock. Holders of 4,500 shares of Series A Preferred and 58,620 shares of TCF Class B Units elected to receive 545,069 shares of common stock, plus a cash payment for accrued but unpaid dividends at a rate of 8% per annum through the date of the exchange.

Noncontrolling Interests

The Company did not have any noncontrolling interests as of December 31, 2014. The Company’s noncontrolling interests as of December 31, 2013 were comprised of TCF Class B units totaling $1,100,000 and Senior Preferred Stock, Series T-1 and T-2 totaling $25,897,000.

TCF Class B Units

The capital structure of TCF as a Limited Liability Company included B units representing non-voting interest in TCF. The Class B units were structured with terms comparable to a non-cumulative, non-voting, perpetual preferred stock. Holders were entitled to quarterly distributions accruing at the Wall Street Journal Prime Rate plus 2%, subject to a minimum rate of 8% per annum. Subject to regulatory approval, TCF Class B holders had the right to receive a special, one-time dividend with respect to their respective units within 30 days after the occurrence of any of the following events: (i) the sale of all of the limited liability company interests of TCF in ABC, (ii) a merger of ABC resulting in TCF no longer owning any limited liability company interests in ABC or (iii) the sale of all or substantially all of the assets of ABC, subject to certain organizational restructuring exceptions. Holders of Class B Units were allocated taxable income from TCF to the extent cash distributions were made. The Company had redemption rights, subject to regulatory approval, to redeem the Class B Units. All B units were held by third parties and were considered noncontrolling interest to Triumph.

At December 31, 2013 TCF had 11,000 Class B Units with a $100 liquidation value per unit outstanding, respectively. On June 15, 2014, TCF redeemed all 11,000 of its non-cumulative non-voting Class B Units at their redemption rate of $102 per unit plus accrued and unpaid dividends through the redemption date.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Preferred Stock Series T-1 and T-2

In February 2009, as part of the United States Treasury Department’s (the UST) Capital Purchase Plan (CPP), NBI entered into a Letter Agreement with the UST. Pursuant to the Security Purchase Agreement Standard Terms (the Securities Purchase Agreement) attached to the Letter Agreement, NBI sold 24,664 shares of Senior Preferred Stock, Series T-1 (the Series T-1 Stock), having a liquidation preference of $1,000 per share, for a total face value of $24,664,000, and 1,233 shares of Senior Preferred Stock, Series T-2 (the Series T-2 Stock and, together with the Series T-1 Stock, the NBI Senior Preferred Stock) with a liquidation preference of $1,000 per share, for a total face value of $1,233,000. The Series T-1 Stock paid cumulative compounding dividends at a rate of 5.00% per annum for the period from the original issue date of the Series T-1 Stock to, but excluding, the first day of the first dividend period commencing on or after the fifth anniversary of such original issue date, and 9.00% per annum thereafter. The Series T-2 Stock paid cumulative compounding dividends at a rate of 9.00% per annum. The NBI Senior Preferred Stock qualified as Tier 1 capital. In 2011, NBI informed the UST it would begin deferring quarterly dividend payments on the NBI Senior Preferred Stock beginning the first quarter of 2011 as permitted under the provisions of the respective agreements.

NBI had not paid dividends totaling $4,343,000 on the NBI Senior Preferred Stock as of December 31, 2013. NBI made all accumulated contractual payments due on the NBI Senior Preferred Stock in February 2014.

On December 2, 2014, the Company received all necessary regulatory approvals to redeem all of the outstanding shares the NBI Senior Preferred Stock.  On December 31, 2014, the NBI Senior Preferred Stock was redeemed for a total redemption price of $26,200,000, which reflects the aggregate liquidation amount of the NBI Senior Preferred Stock and accrued dividends since the most recent dividend payment date.

NOTE 19 — STOCK-BASED COMPENSATION

Stock based compensation expense that has been charged against income was $2,690,000 and $129,000 for the years ended December 31, 2014 and 2013, respectively. There was no stock based compensation expensed recognized for the year ended December 31, 2012.

2014 Omnibus Incentive Plan

In connection with the Company’s initial public offering in November 2014, the Company adopted the 2014 Omnibus Incentive Plan (Omnibus Incentive Plan).  The Omnibus Incentive Plan provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards that may be settled in, or based upon the value of, our common stock.  The aggregate number of shares of our common stock available for issuance under the Omnibus Incentive Plan is 1,200,000 shares.  On December 1, 2014, the Company granted 378,343 shares of restricted stock awards to certain officers and employees in accordance with the provisions of the Omnibus Incentive Plan. RSAs granted to employees under the Omnibus Incentive Plan typically vest one-third on the grant date and one-third each year over two years, and therefore are fully vested on the second anniversary of the grant date.

A summary of changes in the Company’s nonvested RSAs under the Omnibus Incentive Plan for the year ended December 31, 2014 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2014	—	—
Granted	378,343	14.71
Vested	(126,087)	14.71
Forfeited	—	—
Nonvested at December 31, 2014	252,256	$14.71

Compensation expense for RSAs granted under the Omnibus Incentive Plan will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of December 31, 2014, there was $3,479,000 of total unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restricted Stock Plan

The Company’s Amended and Restricted Stock Plan (the Terminated Plan) provided for the issuance of up to 750,000 shares of restricted TBI common stock to officers, directors and employees of the Company and its subsidiaries. Compensation expense for RSUs granted under the Terminated Plan was recognized over the vesting period of the awards based on the fair value of the stock at the issue date. In August 2014, the Company approved the immediate and full acceleration of vesting on all remaining nonvested RSUs in anticipation of its contemplated initial public offering. As a result, the Company recognized all remaining unrecognized compensation cost associated with these shares during the third quarter of 2014. Upon effectiveness of the 2014 Omnibus Incentive Plan in November 2014, no additional awards were permissible under the Terminated Plan.

A summary of changes in the Company’s nonvested RSUs under the Terminated Plan for the years ended December 31, 2014 and 2013 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Units	Fair Value
Nonvested at January 1, 2014	26,120	$10.77
Granted	32,275	14.08
Vested	(58,395)	12.60
Forfeited	—	—
Nonvested at December 31, 2014	—	$—

Nonvested at January 1, 2013	—	$—
Granted	26,120	10.77
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2013	26,120	$10.77

NOTE 20 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed Parent Company Only Balance Sheets:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
ASSETS
Cash and cash equivalents	$52,553	$23,009
Investment in subsidiaries	181,133	148,675
Other assets	3,994	4,751
Total assets	$237,680	$176,435
LIABILITIES AND EQUITY
Senior secured note	$—	$12,573
Accrued expenses and other liabilities	171	3,265
Total liabilities	171	15,838
Stockholders' equity	237,509	133,600
Noncontrolling interests	—	26,997
Total liabilities and equity	$237,680	$176,435

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest income	$75	$58	$8
Interest expense	(584)	(123)	—
Bargain purchase gain	—	9,014	—
Other income	545	—	—
Other expense	(4,699)	(4,262)	(412)
Income before income tax and undistributed subsidiary income	(4,663)	4,687	(404)
Income tax benefit	2,015	1,360	262
Equity in undistributed subsidiary income	22,437	7,380	11,216
Net income	19,789	13,427	11,074
Income attributable to noncontrolling interests	(2,060)	(867)	(993)
Dividends on preferred stock	(780)	(721)	—
Net income available to common stockholders	$16,949	$11,839	$10,081
Comprehensive income attributable to Parent	$18,547	$12,237	$10,233

Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$19,789	$13,427	$11,074
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(22,437)	(7,380)	(11,216)
Bargain purchase gain	—	(9,014)	—
Change in other assets	757	(4,310)	(441)
Change in accrued expenses and other liabilities	(3,094)	3,119	142
Net cash used in operating activities	(4,985)	(4,158)	(441)
Cash flows from investing activities:
Investment in subsidiaries	(6,513)	(13,984)	(9,006)
Cash used in acquisition of subsidiaries	—	(15,277)	—
Net cash used in investing activities	(6,513)	(29,261)	(9,006)
Cash flows from financing activities:
Issuance of senior secured note	—	12,573	—
Noncontrolling interests issuances, net	—	—	6,962
Issuance of common stock in connection with initial public offering, net of expenses	83,767	—	—
Issuance of common stock	43	42,402	1,000
Exchange offer	—	(38)	—
Issuance of preferred stock	—	—	5,000
Distributions on noncontrolling interest and dividends on preferred stock	(3,037)	(1,060)	(993)
Repayment of senior secured note	(12,573)	—	—
Redemption of noncontrolling interests	(26,997)	—	—
Purchase of Treasury Stock	(161)	—	—
Net cash provided by financing activities	41,042	53,877	11,969
Net increase in cash and cash equivalents	29,544	20,458	2,522
Cash and cash equivalents at beginning of period	23,009	2,551	29
Cash and cash equivalents at end of period	$52,553	$23,009	$2,551

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Basic
Net income to common stockholders	$16,949	$11,839	$10,081
Weighted average common shares outstanding	10,940,083	8,481,137	4,502,595
Basic earnings per common share	$1.55	$1.40	$2.24

Diluted
Net income to common stockholders	$16,949	$11,839	$10,081
Dilutive effect of preferred stock	780	167	—
Net income to common stockholders - diluted	$17,729	$12,006	$10,081
Weighted average common shares outstanding	10,940,083	8,481,137	4,502,595
Add: Dilutive effects of restricted stock	15,366	5,117	—
Add: Dilutive effects of assumed exercises of stock warrants	40,980	—	—
Add: Dilutive effects of assumed conversion of Preferred A	315,773	66,930	—
Add: Dilutive effects of assumed conversion of Preferred B	360,578	76,427	—
Average shares and dilutive potential common shares	11,672,780	8,629,611	4,502,595
Dilutive earnings per common share	$1.52	$1.39	$2.24

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Years Ended December 31,
	2014	2013	2012
Restricted stock units	—	—	N/A
Warrants	—	259,067	259,067
Shares assumed to be converted from Preferred Stock Series A	—	—	N/A
Shares assumed to be converted from Preferred Stock Series B	—	—	N/A

NOTE 22 – BUSINESS SEGMENT INFORMATION
The following presents the Company’s operating segments. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes. The Factoring segment includes only factoring originated by ABC. General factoring services not originated through ABC are included in the Banking segment.

(Dollars in thousands)				Consolidated
Year Ended December 31, 2014	Factoring	Banking	Corporate	TBI
Total interest income	$27,332	$59,824	$74	$87,230
Intersegment interest allocations	(3,562)	3,562	—	—
Total interest expense	—	5,091	1,679	6,770
Net interest income (expense)	23,770	58,295	(1,605)	80,460
Provision for loan losses	1,792	4,066	—	5,858
Net interest income (expense) after provision	21,978	54,229	(1,605)	74,602
Gain on branch sale	—	12,619	—	12,619
Other noninterest income	1,589	8,898	1,661	12,148
Noninterest expense	15,141	46,808	7,253	69,202
Operating income (loss)	$8,426	$28,938	$(7,197)	$30,167

Total assets	$180,527	$1,201,940	$65,431	$1,447,898
Gross loans	$170,426	$835,452	$—	$1,005,878

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)				Consolidated
Year Ended December 31, 2013	Factoring	Banking	Corporate	TBI
Total interest income	$17,388	$25,184	$58	$42,630
Intersegment interest allocations	(2,155)	2,155	—	—
Total interest expense	1	3,577	369	3,947
Net interest income (expense)	15,232	23,762	(311)	38,683
Provision for loan losses	881	2,531	—	3,412
Net interest income (expense) after provision	14,351	21,231	(311)	35,271
Bargain purchase gain	—	—	9,014	9,014
Other noninterest income	1,042	2,674	283	3,999
Intersegment expense allocations	104	(104)	—	—
Noninterest expense	9,938	18,191	4,595	32,724
Operating income	$5,351	$5,818	$4,391	$15,560

Total assets	$122,279	$1,129,962	$35,998	$1,288,239
Gross loans	$108,954	$772,145	$—	$881,099

(Dollars in thousands)				Consolidated
Year Ended December 31, 2012	Factoring	Banking	Corporate	TBI
Total interest income	$14,434	$12,518	$—	$26,952
Intersegment interest allocations	(1,596)	1,596	—	—
Total interest expense	360	3,355	—	3,715
Net interest income	12,478	10,759	—	23,237
Provision for loan losses	1,334	405	—	1,739
Net interest income after provision	11,144	10,354	—	21,498
Noninterest income	967	1,687	7	2,661
Intersegment expense allocations	201	(201)	—	—
Noninterest expense	8,511	9,548	420	18,479
Operating income (loss)	$3,399	$2,694	$(413)	$5,680

Total assets	$85,974	$215,225	$263	$301,462
Gross loans	$72,073	$139,176	$—	$211,249

NOTE 23 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents quarterly financial data for the years ended December 31, 2014 and 2013.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$23,280	$22,118	$21,453	$20,379
Interest expense	1,951	1,723	1,572	1,524
Net interest income	21,329	20,395	19,881	18,855
Provision for loan losses	1,811	1,375	1,747	925
Net interest income after provision	19,518	19,020	18,134	17,930
Gain on branch sale	—	12,619	—	—
Other noninterest income	3,721	3,185	2,633	2,609
Noninterest income	3,721	15,804	2,633	2,609
Noninterest expense	19,685	18,461	16,160	14,896
Net income before income taxes	3,554	16,363	4,607	5,643
Income tax expense	747	6,089	1,626	1,916
Net income	2,807	10,274	2,981	3,727
Income attributable to noncontrolling interests	(589)	(584)	(500)	(387)
Dividends on preferred stock	(197)	(195)	(196)	(192)
Net income available to common stockholders	$2,021	$9,495	$2,285	$3,148
Earnings per common share
Basic	$0.14	$0.96	$0.23	$0.32
Diluted	$0.14	$0.91	$0.23	$0.32

	Year Ended December 31, 2013
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$18,842	$9,021	$7,946	$6,821
Interest expense	1,484	893	803	767
Net interest income	17,358	8,128	7,143	6,054
Provision for loan losses	1,057	1,735	241	379
Net interest income after provision	16,301	6,393	6,902	5,675
Bargain purchase gain	9,014	—	—	—
Other noninterest income	2,508	717	329	445
Noninterest income	11,522	717	329	445
Noninterest expense	14,657	6,547	6,173	5,347
Net income before income taxes	13,166	563	1,058	773
Income tax expense	1,449	211	356	117
Net income	11,717	352	702	656
Income attributable to noncontrolling interests	(220)	(21)	(29)	(597)
Dividends on preferred stock	(179)	(95)	(91)	(356)
Net income (loss) available to common stockholders	$11,318	$236	$582	$(297)
Earnings (loss) per common share
Basic	$1.17	$0.03	$0.07	$(0.04)
Diluted	$1.12	$0.03	$0.07	$(0.04)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 — SUBSEQUENT EVENTS

On March 3, 2015, TCA, the Company’s wholly owned subsidiary, acquired all of the equity of Doral Money, Inc. (“Doral Money”), a subsidiary of Doral Bank, in connection with the FDIC’s auction process for Doral Bank.  As a result of this transaction, TCA also acquired the management contracts to two active CLOs consisting of approximately $703,000,000 in assets under management.  In addition to the CLO management contracts being acquired, the primary assets of Doral Money consist of loans with a face value of approximately $37,000,000, which were acquired as part of the transaction, and certain securities of the CLOs, which were divested to a third party immediately following the closing as part of an agreement entered into by TCA in connection with the transaction.  After giving effect to the divestment of the CLO securities, TCA paid net consideration at closing of approximately $33,300,000 in connection with the acquisition.

On February 18, 2015, a trademark infringement suit was filed in the United States District Court for the Western District of Tennessee Western Division against the Company and certain of its subsidiaries by a third party asserting that our use of “Triumph” as part of our trademarks and domain names causes a likelihood of confusion, has caused actual confusion, and infringes plaintiffs’ trademarks.  The suit seeks damages as well as an injunction to prevent our use of the name “Triumph” and certain other matters with respect to the Company and its subsidiaries.  The Company disagrees with the allegations in the complaint and will defend it vigorously.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in ensuring the information relating to the Company (and its consolidated subsidiaries) required to be disclosed by the Company in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported in a timely manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, or in Item 5 of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1., 2.Financial Statements and Schedules

The following financial statements of Triumph Bancorp, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2014 and 2013
•	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013, and 2012
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012
•	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013, and 2012
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012
•	Notes to Consolidated Financial Statements

Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.

3.2	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.

4.1

Specimen common stock certificate of Triumph Bancorp, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments defining the rights of the holders of long-term debt of the Company and its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.  The Company agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1†	Employment Agreement of Aaron P. Graft dated January 1, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.2†	Employment Agreement of R. Bryce Fowler dated September 6, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.3†	Employment Agreement of Ray Sperring dated July 1, 2012, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.4†	Employment Agreement of Gail Lehmann dated August 16, 2012, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.5†	Employment Agreement of Tricia Pittman dated September 20, 2012, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.6†	Employment Agreement of Adam D. Nelson dated April 15, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.7†	Triumph Bancorp, Inc. Senior Executive Incentive Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.8†	Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.9†

Form of Restricted Stock Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.10

Triumph Bancorp, Inc. Warrant to Triumph Consolidated Cos., LLC for the Purchase of Common Shares dated December 12, 2012, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.11†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

14.1	Corporate Code of Ethics.

21.1	Subsidiaries of Triumph Bancorp, Inc.

23.1	Consent of Crowe Horwath LLP.

24.1	Powers of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	March 6, 2015	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	March 6, 2015	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Aaron P. Graft	President and Chief Executive	March 6, 2015
Aaron P. Graft	Officer (Principal Executive Officer).
/s/ R. Bryce Fowler	Executive Vice President and Chief Financial Officer	March 6, 2015
R. Bryce Fowler	(Principal Financial and Accounting Officer)
/s/ Carlos M. Sepulveda, Jr.	Director and Chairman	March 6, 2015
Carlos M. Sepulveda, Jr.
/s/ Charles A. Anderson	Director	March 6, 2015
Charles A. Anderson
/s/ Richard Davis	Director	March 6, 2015
Richard Davis
/s/ Robert Dobrient	Director	March 6, 2015
Robert Dobrient
/s/ Douglas M. Kratz	Director	March 6, 2015
Douglas M. Kratz
/s/ Maribess L. Miller	Director	March 6, 2015
Maribess L. Miller
/s/ Michael P. Rafferty	Director	March 6, 2015
Michael P. Rafferty
/s/ C. Todd Sparks	Director	March 6, 2015
C. Todd Sparks
/s/ Justin N. Trail	Director	March 6, 2015
Justin N. Trail

/s/ Derek R. McClain	Director	March 6, 2015
Derek R. McClain