Form 10-Q
period 2015-03-31
Triumph Bancorp, Inc.
filed 2015-05-06
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock — $0.01 par value, 18,041,072 shares, as of May 6, 2015

TRIUMPH BANCORP, INC.

FORM 10-Q

MARCH 31, 2015

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

(Dollar amounts in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$24,836	$21,312
Interest bearing deposits with other banks	153,606	139,576
Total cash and cash equivalents	178,442	160,888
Securities - available for sale	161,360	162,024
Securities - held to maturity, fair value of $750 and $750, respectively	746	745
Loans held for sale, at fair value	3,401	3,288
Loans, net of allowance for loan and lease losses of $9,286 and $8,843, respectively	1,002,160	997,035
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	4,466	4,903
Premises and equipment, net	21,716	21,933
Other real estate owned (OREO), net	6,991	8,423
Goodwill	15,968	15,968
Intangible assets, net	14,243	13,089
Bank-owned life insurance	29,193	29,083
Deferred tax assets, net	14,983	15,956
Other assets	19,074	14,563
Total assets	$1,472,743	$1,447,898
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest bearing	$167,538	$179,848
Interest bearing	1,006,141	985,381
Total deposits	1,173,679	1,165,229
Customer repurchase agreements	8,666	9,282
Federal Home Loan Bank advances	—	3,000
Junior subordinated debentures	24,487	24,423
Other liabilities	13,234	8,455
Total liabilities	1,220,066	1,210,389
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred Stock Series A	4,550	4,550
Preferred Stock Series B	5,196	5,196
Common stock	180	180
Additional paid-in-capital	191,745	191,049
Treasury stock, at cost	(161)	(161)
Retained earnings	49,596	35,744
Accumulated other comprehensive income	1,571	951
Total stockholders’ equity	252,677	237,509
Total liabilities and stockholders' equity	$1,472,743	$1,447,898

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest and dividend income:
Loans, including fees	$13,239	$14,376
Factored receivables, including fees	7,509	5,272
Taxable securities	678	657
Tax exempt securities	12	16
Cash deposits	141	58
Total interest income	21,579	20,379
Interest expense:
Deposits	1,570	1,108
Senior secured note	—	140
Junior subordinated debentures	272	271
Other	12	5
Total interest expense	1,854	1,524
Net interest income	19,725	18,855
Provision for loan losses	645	925
Net interest income after provision for loan losses	19,080	17,930
Noninterest income:
Service charges on deposits	612	738
Card income	523	490
Net realized gains (losses) and valuation adjustments on OREO	26	(77)
Net gains on sale of securities	—	16
Net gains on sale of loans	542	255
Fee income	422	398
Bargain purchase gain	12,509	—
Asset management fees	958	—
Other	1,067	789
Total noninterest income	16,659	2,609
Noninterest expense:
Salaries and employee benefits	13,269	8,876
Occupancy, furniture and equipment	1,572	1,390
FDIC insurance and other regulatory assessments	263	261
Professional fees	1,327	592
Amortization of intangible assets	764	726
Advertising and promotion	543	443
Communications and technology	886	888
Other	2,159	1,720
Total noninterest expense	20,783	14,896
Net income before income tax	14,956	5,643
Income tax expense	912	1,916
Net income	14,044	3,727
Income attributable to noncontrolling interests	—	(387)
Net income attributable to Triumph Bancorp, Inc.	14,044	3,340
Dividends on preferred stock	(192)	(192)
Net income available to common stockholders	$13,852	$3,148
Earnings per common share
Basic	$0.78	$0.32
Diluted	$0.76	$0.32

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$14,044	$3,727
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	988	586
Reclassification of amount realized through sale of securities	—	(16)
Tax effect	(368)	(218)
Total other comprehensive income (loss)	620	352
Comprehensive income	14,664	4,079
Income attributable to noncontrolling interests	—	(387)
Comprehensive income attributable to Triumph Bancorp, Inc.	$14,664	$3,692

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock – Series A		Preferred Stock – Series B		Common Stock			Treasury Stock			Accumulated
		Liquidation		Liquidation			Additional				Other	Non
	Shares	Preference	Shares	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Controlling	Total
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income	Interest	Equity
Balance, January 1, 2014	45,500	$4,550	51,956	$5,196	9,832,585	$98	$104,631	—	$—	$18,992	$133	$26,997	$160,597
Vesting of restricted stock units	—	—	—	—	13,511	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	113	—	—	—	—	—	113
Series T-1 and T-2 dividends	—	—	—	—	—	—	—	—	—	(394)	—	—	(394)
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(90)	—	—	(90)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(102)	—	—	(102)
TCF Class B distributions	—	—	—	—	—	—	—	—	—	(22)	—	—	(22)
Net income	—	—	—	—	—	—	—	—	—	3,727	—	—	3,727
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	352	—	352
Balance, March 31, 2014	45,500	$4,550	51,956	$5,196	9,846,096	$98	$104,744	—	$—	$22,111	$485	$26,997	$164,181

Balance, January 1, 2015	45,500	$4,550	51,956	$5,196	17,963,783	$180	$191,049	10,984	$(161)	$35,744	$951	$—	$237,509
Stock based compensation	—	—	—	—	—	—	696	—	—	—	—	—	696
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(90)	—	—	(90)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(102)	—	—	(102)
Net income	—	—	—	—	—	—	—	—	—	14,044	—	—	14,044
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	620	—	620
Balance, March 31, 2015	45,500	$4,550	51,956	$5,196	17,963,783	$180	$191,745	10,984	$(161)	$49,596	$1,571	$—	$252,677

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$14,044	$3,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	528	464
Net accretion on loans and deposits	(1,194)	(3,176)
Amortization of junior subordinated debentures	64	62
Net amortization on securities	160	70
Amortization of intangible assets	764	726
Deferred taxes	(58)	(15)
Provision for loan losses	645	925
Stock based compensation	696	113
Origination of loans held for sale	(19,276)	(11,453)
Proceeds from loan sales	19,705	12,204
Net gains on sale of securities	—	(16)
Net gains on sale of loans	(542)	(255)
Net realized (gains) losses and valuation adjustments on OREO	(26)	77
Proceeds from sale of loans obtained through Doral Money Inc. acquisition	36,765	—
Bargain purchase gain	(12,509)	—
(Increase) decrease in other assets	(172)	153
Increase (decrease) in other liabilities	1,493	(6,009)
Net cash provided by (used in) operating activities	41,087	(2,403)
Cash flows from investing activities:
Purchases of securities available for sale	—	(7,504)
Proceeds from sales of securities available for sale	—	6,777
Proceeds from maturities, calls, and pay downs of securities available for sale	1,491	20,593
Net change in loans	(5,153)	(2,918)
(Purchases) sales of premises and equipment, net	(311)	91
Net proceeds from sale of OREO	1,955	229
Net cash paid for CLO warehouse investments	—	(5,000)
Redemption of FHLB and Federal Reserve Bank stock	437	569
Cash paid for acquisitions, net of cash acquired	(124,990)	—
Net cash provided by (used in) investing activities	(126,571)	12,837
Cash flows from financing activities:
Net increase in deposits	8,530	5,552
Increase (decrease) in customer repurchase agreements	(616)	6,340
Decrease in Federal Home Loan Bank advances	(3,000)	(250)
Repayment of senior secured note	—	(314)
Proceeds from the issuance of other borrowings	99,975	—
Repayment of other borrowings	(1,659)	—
Distributions on noncontrolling interest and preferred stock	(192)	(608)
Net cash provided by financing activities	103,038	10,720
Net increase in cash and cash equivalents	17,554	21,154
Cash and cash equivalents at beginning of period	160,888	85,797
Cash and cash equivalents at end of period	$178,442	$106,951
Supplemental cash flow information:
Interest paid	$1,856	$3,342
Income taxes paid	$528	$966
Supplemental noncash disclosures:
Loans transferred to OREO	$497	$98
Securities transferred in satisfaction of other borrowings	$98,316	$—
Loans transferred to branch assets held for sale	$—	$86,405
Premises and equipment transferred to branch assets held for sale	$—	$2,287

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Triumph Bancorp, Inc. (collectively with its subsidiaries, Triumph, or the Company, as applicable) is a financial holding company headquartered in Dallas, Texas. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph Capital Advisors, LLC (TCA), Triumph CRA Holdings, LLC (TCRA), National Bancshares, Inc. (NBI), NBI’s wholly owned subsidiary Triumph Community Bank, N.A. (TCB), Triumph Savings Bank, SSB (TSB), TSB’s wholly owned subsidiary Advance Business Capital LLC (ABC), which currently operates under the d/b/a of Triumph Business Capital, and TSB’s wholly owned subsidiary Triumph Insurance Group (TIG). In addition, (i) TSB does business under the Triumph Commercial Finance name with respect to its commercial finance business, including asset-based lending, equipment lending and general factoring and (ii) TCB does business under the Triumph Healthcare Finance name with respect to its healthcare asset-based lending business.

Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Company has four reportable segments consisting of Factoring, Banking, Asset Management, and Corporate. The Company’s Chief Executive Officer uses segment results to make operating and strategic decisions.

Adoption of New Accounting Standards

Effective January 1, 2015, the Company adopted Accounting Standards Update (ASU) No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors” (ASU 2014-04). Issued in January 2014, ASU 2014-04 affects all creditors when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable has occurred. Adoption of this ASU did not have a material impact on the Company’s financial statements.

Effective January 1, 2015, the Company retrospectively adopted ASU No. 2015-02, “Amendments to the Consolidation Analysis” (ASU 2015-02). Issued in February 2015, ASU 2015-02 simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities. Adoption of this ASU did not have a material impact on the Company’s financial statements.

Newly Issued, But Not Yet Effective Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is currently effective for the Company on January 1, 2017 and early application is not permitted. However, the FASB has voted to propose having the new standard take effect for reporting periods beginning after December 15, 2017 for public companies, with early adoption allowed as of the original effective date for public companies. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – Business combinations AND DIVESTITURES

Doral Money Acquisition

On February 27, 2015, Triumph Bancorp, Inc., through its subsidiary Triumph Capital Advisors, LLC, entered into a Purchase and Sale Agreement with the Federal Deposit Insurance Corporation (FDIC), in its capacity as receiver of Doral Bank, to acquire 100% of the equity of Doral Money, Inc. (DMI), a subsidiary of Doral Bank, and the management contracts associated with two active collateralized loan obligations (CLOs) with approximately $700,000,000 in assets under management. The consideration transferred in the acquisition consisted of cash paid at closing of $133,263,000 and a sales price adjustment of $2,601,000 which was accrued for at March 31, 2015 and settled on April 7, 2015, for total consideration transferred of $135,864,000. The primary purpose of the acquisition was to expand the CLO assets under management at Triumph Capital Advisors, LLC.

On February 26, 2015, the Company entered into a $99,975,000 secured term loan credit facility payable to a third party, with an interest rate equal to LIBOR plus 3.5%, and a maturity date of March 31, 2015.  The proceeds from the loan were used by the Company to partially fund the DMI acquisition.

The acquisition was completed on March 3, 2015, at which time the Company also repaid the $99,975,000 third party secured term loan credit facility in full by delivering the securities issued by the CLOs that were acquired from DMI with an acquisition date fair value of $98,316,000 and cash representing payments received on the CLO securities in the amount of $1,659,000.

A summary of the estimated fair values of assets acquired, liabilities assumed, net consideration transferred, and the resulting bargain purchase gain is as follows:

(Dollars in thousands)
Assets acquired:
Cash	$8,273
CLO Securities	98,316
Intangible asset - CLO management contracts	1,918
Loans	36,765
Prepaid corporate income tax	3,014
Other assets	772
149,058
Liabilities assumed:
Deferred tax liability	663
Other liabilities	22
685
Fair value of net assets acquired	148,373
Net consideration transferred	135,864
Bargain purchase gain	$(12,509)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company completed the acquisition via an FDIC bid process for DMI as part of the Doral Bank failure and the resulting nontaxable bargain purchase gain represents the excess of the fair value of the net assets acquired over the fair value of the net consideration transferred.  Provisional estimates for intangible assets and the bargain purchase gain have been recorded for the acquisition as independent valuations, income taxes, and contingent liabilities associated with the acquisition have not been finalized. The Company does not expect any significant differences from estimated values upon completion of the valuations.

The Company has incurred pre-tax expenses related to the acquisition of approximately $243,000 for the three months ended March 31, 2015, which are included in professional fees in the consolidated statements of income.

In addition, during March 2015 the Company sold the loans acquired in the DMI acquisition to third parties for a sales price equal to their acquisition date fair value of $36,765,000.  No gains or losses were recognized on the sales.

Sale of Pewaukee Branch

On July 11, 2014, Triumph Community Bank sold its operating branch in Pewaukee, Wisconsin, which constituted its sole branch in the state, to a third party for net cash proceeds of $57,409,000. Under the terms of the agreement, the acquirer assumed branch deposits of $36,326,000, purchased selected loans in the local market with a carrying amount of $78,071,000, and acquired the premises and equipment associated with the branch.  The transaction resulted in the Company recording a pre-tax gain of $12,619,000, net of transaction costs, in the third quarter of 2014.

Doral Healthcare Acquisition

On June 13, 2014, Triumph Bancorp, Inc., through its subsidiary, Triumph Community Bank, acquired the lending platform and certain assets of Doral Healthcare Finance (DHF), an asset based lender focused exclusively on the healthcare industry. DHF was a division of DMI which was a subsidiary of Doral Bank. The purpose of the acquisition was to enhance the Company’s commercial finance offerings. In conjunction with the acquisition, DHF was rebranded Triumph Healthcare Finance. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information about the acquired loan portfolio subject to purchased credit impaired (PCI) loan accounting guidance as of the acquisition date is as follows:

PCI Loans:

(Dollars in thousands)	PCI
Contractual balance at acquisition	$5,009
Contractual cash flows not expected to be collected (nonaccretable difference)	(873)
Expected cash flows at acquisition	4,136
Accretable yield	(482)
Fair value of acquired PCI loans	$3,654

Loans acquired and not otherwise classified as PCI were predominately short term in nature and had a gross contractual balance and fair value at acquisition of $41,680,000. Substantially all contractual cash flows were subsequently collected on all non-PCI loans acquired.

NOTE 3 - SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at March 31, 2015 and December 31, 2014 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$93,077	$1,476	$—	$94,553
Mortgage-backed securities, residential	26,955	650	—	27,605
Asset backed securities	18,500	129	(44)	18,585
State and municipal	6,654	41	—	6,695
Corporate bonds	13,501	219	—	13,720
SBA pooled securities	200	2	—	202
Total available for sale securities	$158,887	$2,517	$(44)	$161,360

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
Other debt securities	$746	$4	$—	$750

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$93,150	$691	$—	$93,841
Mortgage-backed securities, residential	28,298	580	—	28,878
Asset backed securities	18,559	129	(90)	18,598
State and municipal	6,833	28	—	6,861
Corporate bonds	13,492	144	—	13,636
SBA pooled securities	207	3	—	210
Total available for sale securities	$160,539	$1,575	$(90)	$162,024

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
Other debt securities	$745	$5	$—	$750

The amortized cost and estimated fair value of securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,467	$1,471	$225	$225
Due from one year to five years	102,564	104,041	521	525
Due from five years to ten years	7,626	7,811	—	—
Due after ten years	1,575	1,645	—	—
	113,232	114,968	746	750
Mortgage-backed securities, residential	26,955	27,605	—	—
Asset backed securities	18,500	18,585	—	—
SBA pooled securities	200	202	—	—
	$158,887	$161,360	$746	$750

For the three months ended March 31, 2015, there were no sales of securities. For the three months ended March 31, 2014, securities were sold resulting in proceeds of $6,777,000, gross gains of $25,000, and gross losses of $9,000.

Securities with a carrying amount of approximately $111,587,000 and $113,980,000 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure securities sold under agreements to repurchase, Federal Home Loan Bank advances, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
Asset backed securities	4,848	(31)	4,965	(13)	9,813	(44)
State and municipal	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$4,848	$(31)	$4,965	$(13)	$9,813	$(44)

December 31, 2014
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
Asset backed securities	8,703	(82)	4,959	(8)	13,662	(90)
State and municipal	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$8,703	$(82)	$4,959	$(8)	$13,662	$(90)

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

As of March 31, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2015, management believes the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Commercial real estate	$236,659	$249,164
Construction, land development, land	52,203	42,914
1-4 family residential properties	73,605	78,738
Farmland	24,805	22,496
Commercial	371,614	364,567
Factored receivables	171,452	180,910
Consumer	11,201	11,941
Mortgage warehouse	69,907	55,148
Total	1,011,446	1,005,878
Allowance for loan and lease losses	(9,286)	(8,843)
	$1,002,160	$997,035

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total loans include net deferred origination fees and costs and deferred factoring fees totaling $926,000 and $906,000 at March 31, 2015 and December 31, 2014, respectively.

Loans with carrying amounts of $137,795,000 and $141,427,000 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure Federal Home Loan Bank advance capacity.

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (ALLL) during the three months ended March 31, 2015 and 2014 is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended March 31, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$533	$590	$(89)	$41	$1,075
Construction, land development, land	333	11	—	—	344
1-4 family residential properties	215	90	(105)	23	223
Farmland	19	7	—	—	26
Commercial	4,003	(7)	(2)	2	3,996
Factored receivables	3,462	(45)	(67)	30	3,380
Consumer	140	(21)	(95)	60	84
Mortgage warehouse	138	20	—	—	158
	$8,843	$645	$(358)	$156	$9,286

(Dollars in thousands)	Beginning				Ending
Three months ended March 31, 2014	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$348	$53	$—	$1	$402
Construction, land development, land	110	84	—	—	194
1-4 family residential properties	100	149	(145)	99	203
Farmland	7	—	—	—	7
Commercial	1,145	174	(12)	212	1,519
Factored receivables	1,842	357	(40)	14	2,173
Consumer	49	94	(141)	73	75
Mortgage warehouse	44	14	—	—	58
	$3,645	$925	$(338)	$399	$4,631

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (PCI) loans, and their respective allowance allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
March 31, 2015	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,929	$226,444	$8,286	$236,659	$100	$570	$405	$1,075
Construction, land development, land	—	50,772	1,431	52,203	—	344	—	344
1-4 family residential properties	476	71,068	2,061	73,605	16	205	2	223
Farmland	—	24,805	—	24,805	—	26	—	26
Commercial	6,871	360,285	4,458	371,614	701	3,295	—	3,996
Factored receivables	1,271	170,181	—	171,452	797	2,583	—	3,380
Consumer	—	11,201	—	11,201	—	84	—	84
Mortgage warehouse	—	69,907	—	69,907	—	158	—	158
	$10,547	$984,663	$16,236	$1,011,446	$1,614	$7,265	$407	$9,286

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2014	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,934	$238,640	$8,590	$249,164	$—	$533	$—	$533
Construction, land development, land	—	41,431	1,483	42,914	—	333	—	333
1-4 family residential properties	627	76,041	2,070	78,738	—	215	—	215
Farmland	—	22,496	—	22,496	—	19	—	19
Commercial	7,188	353,022	4,357	364,567	716	3,287	—	4,003
Factored receivables	1,271	179,639	—	180,910	1,033	2,429	—	3,462
Consumer	—	11,941	—	11,941	—	140	—	140
Mortgage warehouse	—	55,148	—	55,148	—	138	—	138
	$11,020	$978,358	$16,500	$1,005,878	$1,749	$7,094	$—	$8,843

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans at March 31, 2015 and December 31, 2014:

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
March 31, 2015	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$532	$532	$100	$1,397	$1,228
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	96	107	16	380	498
Farmland	—	—	—	—	—
Commercial	1,574	1,641	701	5,297	5,298
Factored receivables	1,271	1,271	797	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	1,102	3,809	407	—	—
	$4,575	$7,360	$2,021	$7,074	$7,024

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2014	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$—	$—	$—	$1,934	$1,960
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	—	—	—	627	748
Farmland	—	—	—	—	—
Commercial	1,845	2,527	716	5,343	5,368
Factored receivables	1,271	1,271	1,033	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$3,116	$3,798	$1,749	$7,904	$8,076

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,931	$14	$251	$1
Construction, land development, land	—	—	—	—
1-4 family residential properties	691	28	313	3
Farmland	—	—	—	—
Commercial	7,030	163	5,331	—
Factored receivables	1,271	—	715	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
PCI	459	—	4,831	974
	$11,382	$205	$11,441	$978

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the unpaid principal and recorded investment for loans at March 31, 2015 and December 31, 2014. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI), (2) net deferred origination costs and fees, and (3) previous charge-offs.

(Dollars in thousands)	Recorded	Unpaid
March 31, 2015	Investment	Principal	Difference
Commercial real estate	$236,659	$249,504	$(12,845)
Construction, land development, land	52,203	53,876	(1,673)
1-4 family residential properties	73,605	76,849	(3,244)
Farmland	24,805	24,713	92
Commercial	371,614	373,801	(2,187)
Factored receivables	171,452	172,388	(936)
Consumer	11,201	11,277	(76)
Mortgage warehouse	69,907	69,907	—
	$1,011,446	$1,032,315	$(20,869)

	Recorded	Unpaid
December 31, 2014	Investment	Principal	Difference
Commercial	$249,164	$263,060	$(13,896)
Construction, land development, land	42,914	44,609	(1,695)
1-4 family residential properties	78,738	82,263	(3,525)
Farmland	22,496	22,400	96
Commercial	364,567	366,753	(2,186)
Factored receivables	180,910	181,817	(907)
Consumer	11,941	12,012	(71)
Mortgage warehouse	55,148	55,148	—
	$1,005,878	$1,028,062	$(22,184)

At March 31, 2015 and December 31, 2014, the Company had $17,635,000 and $18,976,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at March 31, 2015 and December 31, 2014:

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
March 31, 2015	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$549	$—	$1,991	$2,540
Construction, land development, land	101	—	—	101
1-4 family residential properties	504	—	530	1,034
Farmland	—	—	—	—
Commercial	6,249	—	6,871	13,120
Factored receivables	5,045	1,145	—	6,190
Consumer	189	—	—	189
Mortgage warehouse	—	—	—	—
PCI	—	—	6,262	6,262
	$12,637	$1,145	$15,654	$29,436

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2014	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$643	$—	$1,995	$2,638
Construction, land development, land	—	—	—	—
1-4 family residential properties	584	49	638	1,271
Farmland	—	—	—	—
Commercial	114	—	7,188	7,302
Factored receivables	7,202	651	—	7,853
Consumer	296	—	—	296
Mortgage warehouse	—	—	—	—
PCI	260	—	6,206	6,466
	$9,099	$700	$16,027	$25,826

Credit Quality Information

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

PCI:

At acquisition, PCI loans had the characteristics of substandard loans and it was probable, at acquisition, that all contractually required principal and interest payments would not be collected. The Company evaluates these loans on a projected cash flow basis with this evaluation performed quarterly.

As of March 31, 2015 and December 31, 2014 based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)		Special
March 31, 2015	Pass	Mention	Substandard	Doubtful	PCI	Total
Commercial real estate	$220,010	$2,321	$6,042	$—	$8,286	$236,659
Construction, land development, land	50,772	—	—	—	1,431	52,203
1-4 family residential	70,959	76	509	—	2,061	73,605
Farmland	24,805	—	—	—	—	24,805
Commercial	355,217	198	11,741	—	4,458	371,614
Factored receivables	170,181	—	543	728	—	171,452
Consumer	11,201	—	—	—	—	11,201
Mortgage warehouse	69,907	—	—	—	—	69,907
	$973,052	$2,595	$18,835	$728	$16,236	$1,011,446

(Dollars in thousands)		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	PCI	Total
Commercial real estate	$231,627	$2,344	$6,603	$—	$8,590	$249,164
Construction, land development, land	41,431	—	—	—	1,483	42,914
1-4 family residential	75,781	77	810	—	2,070	78,738
Farmland	22,496	—	—	—	—	22,496
Commercial	347,534	2,435	10,241	—	4,357	364,567
Factored receivables	179,639	—	350	921	—	180,910
Consumer	11,941	—	—	—	—	11,941
Mortgage warehouse	55,148	—	—	—	—	55,148
	$965,597	$4,856	$18,004	$921	$16,500	$1,005,878

Troubled Debt Restructurings

Troubled debt restructurings and their effects were immaterial as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at March 31, 2015 and December 31, 2014, are as follows:

	March 31,	December 31,
	2015	2014
Contractually required principal and interest:
Real estate loans	$21,046	$23,457
Commercial loans	6,588	6,293
Outstanding contractually required principal and interest	$27,634	$29,750
Gross carrying amount included in loans receivable	$16,236	$16,500

The changes in accretable yield during the three months ended March 31, 2015 and 2014 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended March 31,
	2015	2014
Accretable yield, beginning balance	$4,977	$4,000
Additions	—	—
Accretion	(429)	(1,758)
Reclassification from nonaccretable to accretable yield	—	3,922
Disposals	(52)	(89)
Accretable yield, ending balance	$4,496	$6,075

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Goodwill	$15,968	$15,968
Core deposit intangibles	10,592	11,218
Other intangible assets	3,651	1,871
	$30,211	$29,057

The changes in goodwill and intangible assets during the three months ended March 31, 2015 and 2014 are as follows:

	March 31,
(Dollars in thousands)	2015	2014
Beginning balance	$29,057	$28,518
Acquired intangibles	1,918	—
Amortization of intangibles	(764)	(726)
Ending balance	$30,211	$27,792

NOTE 6 – Variable Interest Entities

Collateralized Loan Obligation Funds - Closed

The Company, through its subsidiary, TCA, acts as asset manager to various CLO funds. TCA earns asset management fees in accordance with the terms of its asset management agreements with the CLO funds.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the closed CLO offerings with assets under management by TCA:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO I, LTD (Trinitas I)	May 1, 2014	$400,000
Trinitas CLO II, LTD (Trinitas II)	August 4, 2014	$416,000
Doral CLO II, LTD (Doral II)	April 26, 2012	$416,460
Doral CLO III, LTD (Doral III)	December 17, 2012	$310,800

The securities sold in the CLO offerings were issued in a series of tranches ranging from an AAA rated debt tranche to an unrated tranche of subordinated notes. The Company does not hold any of the securities issued in the CLO offerings.  A related party of the Company holds an insignificant interest in Trinitas II.

TCA earned asset management fees totaling $958,000 for the three months ended March 31, 2015. There were no asset management fees earned during the three months ended March 31, 2014.

The Company performed a consolidation analysis to confirm whether the Company was required to consolidate the assets, liabilities, equity or operations of the CLO funds in its financial statements. The Company concluded that the closed CLO funds are variable interest entities, however the Company, through TCA, does not hold variable interests in the entities as the Company’s interest in the CLO funds is limited to the asset management fees payable to TCA under their asset management agreements and the interests of its related parties are insignificant.  The Company concluded that the asset management fees were not variable interests in the CLO funds as (a) the asset management fees are commensurate with the services provided, (b) the asset management agreements include only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated on an arm’s-length basis, and (c) the Company does not hold other interests in the CLO funds (including interests held through related parties) that individually or in the aggregate absorb more than an insignificant amount of the CLO funds’ expected losses or receive more than an insignificant amount of the CLO funds’ expected residual returns. Consequently, the Company concluded that it was not required to consolidate the assets, liabilities, equity or operations of the closed CLO funds in its financial statements.

Collateralized Loan Obligation Fund – Warehouse Phase

On August 4, 2014, Trinitas CLO III, Ltd. (Trinitas III) was formed to be the issuer of a CLO offering to be managed by TCA. On August 25, 2014, Trinitas III was capitalized with initial third party equity investments of $27,550,000 in addition to the Company’s initial $2,450,000 equity investment and entered into a warehouse credit agreement in order to begin acquiring senior secured loan assets that will comprise the initial collateral pool of the CLO once issued. When finalized, Trinitas III will use the proceeds of the debt and equity interests sold in the offering for the final CLO securitization structure to repay the initial warehouse phase debt and equity holders. In the final CLO securitization structure, interest and principal repayment of the leveraged loans held by Trinitas III will be used to repay debt holders with any excess cash flows used to provide a return on capital to equity investors. TCA will earn a management fee as the asset manager for Trinitas III that will commence upon the issuance of the final CLO securitization structure, but does not earn management or other fees from Trinitas III during the “warehouse” phase.

At March 31, 2015, the Company’s loss exposure to Trinitas III is limited to its $2,766,000 equity investment in the entity which is classified as other assets within the Company’s consolidated balance sheets and accounted for under the equity method.

The Company performed a consolidation analysis of Trinitas III during the warehouse phase and concluded that Trinitas III is a variable interest entity and that the Company and its related persons hold variable interests in the entity that could potentially be significant to the entity in the form of equity investments in the entity. However, the Company also concluded that due to certain approval and denial powers available to the lender under the warehouse credit facility for Trinitas III which provide for shared decision-making powers, the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance.  As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the entity in the Company’s financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - Deposits

Deposits at March 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Noninterest bearing demand	$167,538	$179,848
Interest bearing demand	231,718	236,525
Individual retirement accounts	55,773	55,034
Money market	120,001	117,514
Savings	74,236	70,407
Certificates of deposit	474,413	455,901
Brokered deposits	50,000	50,000
Total Deposits	$1,173,679	$1,165,229

At March 31, 2015, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	March 31, 2015
Within one year	$354,342
After one but within two years	158,586
After two but within three years	42,796
After three but within four years	12,624
After four but within five years	11,838
Total	$580,186

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $90,082,000 and $66,366,000 at March 31, 2015 and December 31, 2014, respectively.

NOTE 8 - Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. The Company does not anticipate any material losses as a result of commitments and contingent liabilities.

Trademark Infringement Lawsuit

On February 18, 2015, a trademark infringement suit was filed in the United States District Court for the Western District of Tennessee Western Division against the Company and certain subsidiaries by Triumph Bancshares, Inc. and Triumph Bank, Inc., asserting that the Company’s use of “Triumph” as part of their trademarks and domain names causes a likelihood of confusion, has caused actual confusion, and infringes plaintiffs’ trademarks.  The suit seeks damages as well as an injunction to prevent the use of the name “Triumph” and certain other matters with respect to the Company and its subsidiaries.  The Company disagrees with the allegations in the complaint and will defend it vigorously.  As of March 31, 2015, the Company does not believe an unfavorable outcome is probable or estimable and as such, a loss contingency has not been recognized.

NOTE 9 - OFF-BALANCE SHEET LOAN COMMITMENTS

From time to time, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$12,725	$16,158	$5,192	$14,600
Unused lines of credit	39,590	206,983	30,369	197,594
Standby letters of credit	1,355	1,973	1,840	1,915

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

NOTE 10 - Fair Value Disclosures

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2015	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$94,553	$—	$94,553
Mortgage-backed securities-residential	—	27,605	—	27,605
Asset backed securities	—	18,585	—	18,585
State and municipal	—	3,466	3,229	6,695
Corporate bonds	—	13,720	—	13,720
SBA pooled securities	—	202	—	202
	$—	$158,131	$3,229	$161,360

Loans held for sale	$—	$3,401	$—	$3,401

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$93,841	$—	$93,841
Mortgage-backed securities-residential	—	28,878	—	28,878
Asset backed securities	—	18,598	—	18,598
State and municipal	—	3,592	3,269	6,861
Corporate bonds	—	13,636	—	13,636
SBA pooled securities	—	210	—	210
	$—	$158,755	$3,269	$162,024

Loans held for sale	$—	$3,288	$—	$3,288

There were no transfers between levels during 2015 or 2014.

At March 31, 2015, the Company classified $3,229,000 of municipal securities as level 3. These municipal securities are bond issues for municipal government entities located in northwestern Illinois and are privately placed, non-rated bonds without CUSIP numbers. The municipal securities are valued by an independent third party using matrix pricing according to the municipal bond index that most closely matches the bond issue. Fair values for each maturity of the bond issue are then calculated based on the index yield at the appropriate point on the yield curve. The Company does not make any internal adjustments to the third party bond valuations. The only activity related to the above level 3 securities during the three months ended March 31, 2015 was associated with immaterial amortization and changes in fair value that were recorded in other comprehensive income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2015	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$432	$432
1-4 family residential properties	—	—	80	80
Commercial	—	—	873	873
Factored receivables	—	—	474	474
PCI	—	—	695	695
Other real estate owned (1)
Construction, land development, land	—	—	411	411
	$—	$—	$2,965	$2,965

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial	$—	$—	$1,129	$1,129
Factored receivables	—	—	238	238
Other real estate owned (1)
1-4 family residential properties	—	—	97	97
Commercial	—	—	2,163	2,163
Construction, land development, land	—	—	1,487	1,487
	$—	$—	$5,114	$5,114

(1) Represents the fair value of OREO that was adjusted during the period and subsequent to its initial classification as OREO

Impaired Loans with Specific Allocation of ALLL:    A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. Fair value of the impaired loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value of the underlying collateral.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
March 31, 2015	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$178,442	$178,442	$—	$—	$178,442
Securities - held to maturity	746	—	750	—	750
Loans not previously presented, net	999,606	—	—	1,006,839	1,006,839
FHLB and Federal Reserve Bank stock	4,466	N/A	N/A	N/A	N/A
Accrued interest receivable	4,201	—	4,201	—	4,201

Financial liabilities:
Deposits	1,173,679	—	1,176,186	—	1,176,186
Customer repurchase agreements	8,666	—	8,666	—	8,666
Junior subordinated debentures	24,487	—	24,487	—	24,487
Accrued interest payable	969	—	969	—	969

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2014	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$160,888	$160,888	$—	$—	$160,888
Securities - held to maturity	745	—	750	—	750
Loans not previously presented, net	995,668	—	—	1,001,548	1,001,548
FHLB and Federal Reserve Bank stock	4,903	N/A	N/A	N/A	N/A
Accrued interest receivable	3,727	—	3,727	—	3,727

Financial liabilities:
Deposits	1,165,229	—	1,167,479	—	1,167,479
Customer repurchase agreements	9,282	—	9,282	—	9,282
Federal Home Loan Bank advances	3,000	—	3,000	—	3,000
Junior subordinated debentures	24,423	—	24,423	—	24,423
Accrued interest payable	971	—	971	—	971

NOTE 11 - Regulatory Matters

The Company (on a consolidated basis), TSB and TCB are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s, TSB’s, or TCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, TSB, and TCB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company, TSB, and TCB to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, common equity Tier 1 capital to total risk weighted assets, and of Tier 1 capital to average assets.

In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule established an integrated regulatory capital framework and introduces the “Standardized Approach” for risk-weighted assets, which replaces the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015, the date the Company became subject to the new rules. Based on the Company's current capital composition and levels, the Company believes it is in compliance with the requirements as set forth in the final rules.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company, TSB and TCB under the final rules as of March 31, 2015 are set forth in the table below. The final rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016 and becoming fully effective on January 1, 2019. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the new capital level requirements set forth in the table below in order to qualify as “well capitalized.” As of March 31, 2015, TSB’s and TCB’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2015 that management believes would change either institution’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company, TSB, and TCB are presented in the following table as of March 31, 2015 and December 31, 2014.  For periods beginning on or after January 1, 2015, capital ratios are calculated and presented in accordance with the requirements of Basel III.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
(Dollars in thousands)	Actual		Action Provisions		Action Provisions
As of March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$255,546	21.5%	$95,043	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$59,213	17.6%	$26,884	8.0%	$33,606	10.0%
Triumph Community Bank	$126,931	15.5%	$65,458	8.0%	$81,822	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$246,133	20.7%	$71,274	6.0%	N/A	N/A
Triumph Savings Bank, SSB	$55,391	16.5%	$20,167	6.0%	$26,889	8.0%
Triumph Community Bank	$121,340	14.8%	$49,093	6.0%	$65,458	8.0%

Common equity tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$217,713	18.3%	$53,448	4.5%	N/A	N/A
Triumph Savings Bank, SSB	$55,391	16.5%	$15,125	4.5%	$21,847	6.5%
Triumph Community Bank	$121,340	14.8%	$36,820	4.5%	$53,184	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$246,133	17.4%	$56,745	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$55,391	14.1%	$15,770	4.0%	$19,712	5.0%
Triumph Community Bank	$121,340	12.6%	$38,598	4.0%	$48,247	5.0%

As of December 31, 2014
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$229,509	20.4%	$90,213	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$56,013	16.5%	$27,118	8.0%	$33,898	10.0%
Triumph Community Bank	$117,254	15.0%	$62,547	8.0%	$78,184	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$220,550	19.6%	$45,107	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	15.3%	$13,559	4.0%	$20,339	6.0%
Triumph Community Bank	$112,289	14.4%	$31,273	4.0%	$46,910	6.0%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$220,550	15.9%	$55,412	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	13.0%	$15,982	4.0%	$19,978	5.0%
Triumph Community Bank	$112,289	11.9%	$37,812	4.0%	$47,265	5.0%

In conjunction with the acquisition of TCB, the Company made commitments with banking regulators to maintain certain capital levels at TCB, including a minimum Tier 1 capital to average assets ratio of 8.0% of adjusted average assets and total risk-based ratio of 10.0%.

Dividends paid by banks are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

	Preferred Stock				Common Stock		Treasury Stock
	Series A		Series B
	March 2015	December 2014	March 2015	December 2014	March 2015	December 2014	March 2015	December 2014
Number of shares authorized	50,000	50,000	115,000	115,000	50,000,000	50,000,000
Number of shares issued	45,500	45,500	51,956	51,956	17,974,767	17,974,767
Number of shares outstanding	45,500	45,500	51,956	51,956	17,963,783	17,963,783	10,984	10,984
Par value per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	8.00%	8.00%
Initial dividend payment date	3/31/2013	3/31/2013	12/31/2013	12/31/2013
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $696,000 and $113,000 for the three months ended March 31, 2015 and 2014, respectively.

2014 Omnibus Incentive Plan

In connection with the Company’s initial public offering in November 2014, the Company adopted the 2014 Omnibus Incentive Plan (Omnibus Incentive Plan). The Omnibus Incentive Plan provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards that may be settled in, or based upon the value of, the Company’s common stock. The aggregate number of shares of common stock available for issuance under the Omnibus Incentive Plan is 1,200,000 shares. On December 1, 2014, the Company granted 378,343 shares of restricted stock awards (RSAs) to certain officers and employees in accordance with the provisions of the Omnibus Incentive Plan. RSAs granted to employees under the Omnibus Incentive Plan typically vest over two to three years.

A summary of changes in the Company’s nonvested RSAs under the Omnibus Incentive Plan for the three months ended March 31, 2015 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2015	252,256	$14.71
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2015	252,256	$14.71

Compensation expense for RSAs granted under the Omnibus Incentive Program will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of March 31, 2015, there was $2,783,000 of unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 1.67 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amended and Restricted Stock Plan

The Company’s Amended and Restricted Stock Plan (the Terminated Plan) provided for the issuance of up to 750,000 shares of restricted common stock to officers, directors and employees of the Company and its subsidiaries. As of March 31, 2014, 53,035 restricted stock units (RSUs) had been issued pursuant to the Terminated Plan, of which 13,511 had vested.  In August 2014, the Company terminated the plan and approved the immediate and full acceleration of vesting on all remaining nonvested RSUs in anticipation of its contemplated initial public offering. As a result, the Company recognized all remaining unrecognized compensation cost associated with these shares during the third quarter of 2014.

A summary of changes in the Company’s nonvested RSUs under the Terminated Plan for the three months ended March 31, 2014 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Units	Fair Value
Nonvested at January 1, 2014	26,120	$10.77
Granted	26,915	13.99
Vested	(13,511)	12.12
Forfeited	—	—
Nonvested at March 31, 2014	39,524	$12.50

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Basic
Net income to common stockholders	$13,852	$3,148
Weighted average common shares outstanding	17,711,527	9,832,735
Basic earnings per common share	$0.78	$0.32
Diluted
Net income to common stockholders	$13,852	$3,148
Dilutive effect of preferred stock	192	192
Net income to common stockholders - diluted	$14,044	$3,340
Weighted average common shares outstanding	17,711,527	9,832,735
Add: Dilutive effects of restricted stock	11,962	6,370
Add: Dilutive effects of assumed exercises of stock warrants	28,823	29,446
Add: Dilutive effects of assumed conversion of Preferred A	315,773	315,773
Add: Dilutive effects of assumed conversion of Preferred B	360,578	360,578
Average shares and dilutive potential common shares	18,428,663	10,544,902
Dilutive earnings per common share	$0.76	$0.32

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – BUSINESS SEGMENT INFORMATION

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

(Dollars in thousands)			Asset
Three Months Ended March 31, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$7,228	$14,235	$60	$56	$21,579
Intersegment interest allocations	(909)	909	—	—	—
Total interest expense	—	1,572	10	272	1,854
Net interest income (expense)	6,319	13,572	50	(216)	19,725
Provision for loan losses	(109)	754	—	—	645
Net interest income after provision	6,428	12,818	50	(216)	19,080
Bargain purchase gain	—	—	12,509	—	12,509
Other noninterest income	331	2,585	957	277	4,150
Noninterest expense	4,312	12,400	2,626	1,445	20,783
Operating income (loss)	$2,447	$3,003	$10,890	$(1,384)	$14,956

Total assets	$165,680	$1,227,690	$16,274	$63,099	$1,472,743
Gross loans	$156,001	$855,403	$42	$—	$1,011,446

(Dollars in thousands)			Asset
Three Months Ended March 31, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$5,105	$15,260	$—	$14	$20,379
Intersegment interest allocations	(571)	571	—	—	—
Total interest expense	—	1,114	—	410	1,524
Net interest income (expense)	4,534	14,717	—	(396)	18,855
Provision for loan losses	390	535	—	—	925
Net interest income after provision	4,144	14,182	—	(396)	17,930
Noninterest income	383	1,966	—	260	2,609
Noninterest expense	2,936	10,865	354	741	14,896
Operating income (loss)	$1,591	$5,283	$(354)	$(877)	$5,643

Total assets	$137,774	$1,133,436	$205	$25,695	$1,297,110
Gross loans	$119,733	$680,934	$—	$—	$800,667

NOTE 16 – SUBSEQUENT EVENTS

On April 1, 2015, the Company issued 77,956 shares of restricted stock with a grant date fair value of $1,052,000 to its directors and certain officers and employees in accordance with the provisions of the Omnibus Incentive Plan.  These RSAs vest over three years and were issued for fiscal year 2015 board of director compensation and as part of the Company’s fiscal year 2014 incentive bonus.

item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our two wholly owned bank subsidiaries, Triumph Savings Bank and Triumph Community Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending and healthcare lending products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our Triumph Capital Advisors subsidiary, we provide investment management services currently focused on the origination and management of collateralized loan obligations. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of March 31, 2015, we had consolidated total assets of $1.473 billion, total loans held for investment of $1.011 billion, total deposits of $1.174 billion and total stockholders’ equity of $252.7 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. In addition, through our Triumph Capital Advisors asset management subsidiary, we provide fee-based asset management services distinct from our traditional banking offerings and operations.  As a result, we have determined our reportable segments are Banking, Factoring, Asset Management, and Corporate. For the three months ended March 31, 2015, our banking segment generated 66% of our total revenue (comprised of interest and noninterest income, excluding the bargain purchase gain), our factoring segment generated 29% of our total revenue, our asset management segment generated 4% of our total revenue, and our corporate segment generated 1% of our total revenue.

Doral Money, Inc. Acquisition

On February 27, 2015, Triumph Capital Advisors entered into a Purchase and Sale Agreement with the Federal Deposit Insurance Corporation, in its capacity as receiver of Doral Bank, to acquire 100% of the equity of Doral Money, Inc., a subsidiary of Doral Bank, and the management contracts associated with two active collateralized loan obligations with approximately $700 million in assets under management. The consideration transferred in the acquisition consisted of cash paid at closing of $133.3 million and a sales price adjustment of $2.6 million for total consideration transferred of $135.9 million and resulted in the recognition of a pre-tax bargain purchase gain in the amount of $12.5 million. The purpose of the acquisition was to expand our asset management operations.

On February 26, 2015, we entered into a $100.0 million secured term loan credit facility payable to a third party, with an interest rate equal to LIBOR plus 3.5%, and a maturity date of March 31, 2015.  We used the proceeds from the loan to partially fund the Doral Money, Inc. acquisition.

The acquisition was completed on March 3, 2015, at which time we repaid the $100.0 million third party secured term loan credit facility in full by delivering the securities issued by the collateralized loan obligations that were acquired from Doral Money, Inc. with an acquisition date fair value of $98.3 million and cash representing security payments received in the amount of $1.7 million.

Financial Highlights

The Company’s key financial highlights as of and for the three months ended March 31, 2015, as compared to the prior period, are shown below:

	Three Months ended March 31,
(Dollars in thousands, except per share amounts)	2015	2014
Income Statement Data:
Interest income	$21,579	$20,379
Interest expense	1,854	1,524
Net interest income	19,725	18,855
Provision for loan losses	645	925
Net interest income after provision	19,080	17,930
Bargain purchase gain	12,509	—
Other noninterest income	4,150	2,609
Noninterest income	16,659	2,609
Noninterest expense	20,783	14,896
Net income before income taxes	14,956	5,643
Income tax expense	912	1,916
Net income	14,044	3,727
Income attributable to noncontrolling interests	—	(387)
Dividends on preferred stock	(192)	(192)
Net income available to common stockholders	$13,852	$3,148

Per Share Data:
Basic earnings per common share	$0.78	$0.32
Diluted earnings per common share	$0.76	$0.32
Weighted average shares outstanding - basic	17,711,527	9,832,735
Weighted average shares outstanding - diluted	18,428,663	10,544,902

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.14	N/A
Adjusted weighted average shares outstanding - diluted	17,752,312	N/A

Performance ratios - Annualized(2):
Return on average assets	3.93%	1.19%
Return on average common equity (1)	23.95%	10.10%
Return on average tangible common equity (1)	27.38%	13.00%
Return on average total equity	23.31%	9.26%
Yield on loans	8.50%	9.17%
Adjusted yield on loans (1)	8.04%	7.73%
Cost of interest bearing deposits	0.64%	0.50%
Cost of total deposits	0.55%	0.43%
Cost of total funds	0.63%	0.56%
Net interest margin (1)	6.11%	6.85%
Adjusted net interest margin (1)	5.76%	5.73%
Efficiency ratio (1)	79.70%	69.40%
Net noninterest expense to average assets (1)	4.18%	3.92%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2015	2014
Balance Sheet Data:
Total assets	$1,472,743	$1,447,898
Cash and cash equivalents	178,442	160,888
Investment Securities	162,106	162,769
Loans held for sale	3,401	3,288
Loans held for investment, net	1,002,160	997,035
Total Liabilities	1,220,066	1,210,389
Noninterest bearing deposits	167,538	179,848
Interest bearing deposits	1,006,141	985,381
Junior Subordinated Debentures	24,487	24,423
Total stockholders’ equity	252,677	237,509
Preferred stockholders' equity	9,746	9,746
Common stockholders' equity (1)	242,931	227,763

Per Share Data:
Book value per share	$13.52	$12.68
Tangible book value per share (1)	$11.84	$11.06
Shares outstanding end of period	17,963,783	17,963,783

Asset Quality ratios(3):
Past due to total loans	2.91%	2.57%
Nonperforming loans to total loans	1.66%	1.66%
Nonperforming assets to total assets	1.62%	1.73%
ALLL to nonperforming loans	55.28%	53.02%
ALLL to total loans	0.92%	0.88%
Net charge-offs to average loans	0.02%	0.03%

Capital ratios (4):
Tier 1 capital to average assets	17.35%	15.92%
Tier 1 capital to risk-weighted assets	20.72%	19.56%
Common equity Tier 1 capital to risk-weighted assets	18.33%	N/A
Total capital to risk-weighted assets	21.51%	20.35%
Total stockholders' equity to total assets	17.16%	16.40%
Tangible common stockholders' equity ratio (1)	14.75%	14.00%

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
•

“Adjusted diluted earnings per common share” is defined as adjusted net income available to common stockholders divided by adjusted weighted average diluted common shares outstanding.  Excluded from net income available to common stockholders are material gains and expenses related to merger and acquisition-related activities, including divestitures, net of tax. In our judgment, the adjustments made to net income available to common stockholders allow management and investors to better assess our performance in relation to our core net income by removing the volatility associated with certain acquisition-related items and other discrete items that are unrelated to our core business.  Weighted average diluted common shares outstanding are adjusted as a result of changes in their dilutive properties given the gain and expense adjustments described herein.

•	“Net interest margin” is defined as net interest income divided by average interest earning assets.
•	“Tangible common stockholders’ equity” is common stockholders’ equity less goodwill and other intangible assets.

•	“Total tangible assets” is defined as total assets less goodwill and other intangible assets.
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
•

“Efficiency ratio” is defined as noninterest expenses divided by our operating revenue, which is equal to net interest income plus noninterest income. Also excluded are material gains and expenses related to merger and acquisition-related activities, including divestitures. In our judgment, the adjustments made to operating revenue allow management and investors to better assess our performance in relation to our core operating revenue by removing the volatility associated with certain acquisition-related items and other discrete items that are unrelated to our core business.

•

“Net noninterest expense to average total assets” is defined as noninterest expenses net of noninterest income divided by total average assets. Excluded are material gains and expenses related to merger and acquisition-related activities, including divestitures.  This metric is used by our management to better assess our operating efficiency.

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

(2)	Amounts have been annualized.
(3)	Asset quality ratios exclude loans held for sale.
(4)	Effective January 1, 2015, capital ratios are calculated under the requirements of Basel III.

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

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2015	2014
Net income available to common stockholders	$13,852	N/A
Less: bargain purchase gain, nontaxable	12,509	N/A
Add: merger and acquisition expenses, net of tax	158	N/A
Add: incremental bonus, net of tax	1,138	N/A
Less: escrow recovery from DHF, net of tax	195	N/A
Adjusted net income available to common stockholders	$2,444	N/A

Weighted average shares outstanding - diluted	18,428,663	N/A
Less: adjusted effects of assumed Preferred Stock conversion	676,351	N/A
Adjusted weighted average shares outstanding - diluted	17,752,312	N/A
Adjusted diluted earnings per common share	$0.14	N/A

Net income available to common stockholders	$13,852	$3,148
Average tangible common equity	205,204	98,198
Return on average tangible common equity	27.38%	13.00%

Efficiency ratio:
Net interest income	$19,725	$18,855
Noninterest income	16,659	2,609
Operating revenue	36,384	21,464
Less: bargain purchase gain, nontaxable	12,509	—
Less: escrow recovery from DHF, pre-tax	300	—
Adjusted operating revenue	$23,575	$21,464

Total noninterest expense	$20,783	$14,896
Less: merger and acquisition expenses, pre-tax	243	—
Less: incremental bonus, pre-tax	1,750	—
Adjusted noninterest expense	$18,790	$14,896
Efficiency ratio	79.70%	69.40%

Net noninterest expense to average assets ratio:
Total noninterest expense	$20,783	$14,896
Less: merger and acquisition expenses, pre-tax	243	—
Less: incremental bonus, pre-tax	1,750	—
Adjusted noninterest expense	$18,790	$14,896

Total noninterest income	$16,659	$2,609
Less: bargain purchase gain, nontaxable	12,509	—
Less: escrow recovery from DHF, pre-tax	300	—
Adjusted noninterest income	3,850	2,609
Adjusted net noninterest expenses	$14,940	$12,287
Average Total Assets	1,449,791	1,271,024
Net noninterest expense to average assets ratio	4.18%	3.92%

Reported yield on loans	8.50%	9.17%
Effect of accretion income on acquired loans	(0.46%)	(1.44%)
Adjusted yield on loans	8.04%	7.73%

Reported net interest margin	6.11%	6.85%
Effect of accretion income on acquired loans	(0.35%)	(1.12%)
Adjusted net interest margin	5.76%	5.73%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2015	2014
Total stockholders' equity	$252,677	$237,509
Less: Preferred stock liquidation preference	9,746	9,746
Total common stockholders' equity	242,931	227,763
Less: Goodwill and other intangibles	30,211	29,057
Tangible common stockholders' equity	$212,720	$198,706
Common shares outstanding	17,963,783	17,963,783
Tangible book value per share	$11.84	$11.06

Total assets at end of period	$1,472,743	$1,447,898
Less: Goodwill and other intangibles	30,211	29,057
Adjusted total assets at period end	$1,442,532	$1,418,841
Tangible common stockholders' equity ratio	14.75%	14.00%

Results of Operations

Net Income

Three months ended March 31, 2015 compared with three months ended March 31, 2014. We earned net income of $14.0 million for the three months ended March 31, 2015 compared to $3.7 million for the three months ended March 31, 2014, an increase of $10.3 million. The increase was the result of a $0.8 million increase in net interest income, a $14.1 million increase in noninterest income, a $0.3 million reduction in the provision for loan losses, and a $1.0 million reduction in income tax expense, offset by a $5.9 million increase in noninterest expense. These results were most significantly impacted by our acquisition of Doral Money, Inc. during the three months ended March 31, 2015 which resulted in a pre-tax bargain purchase gain in the amount of $12.5 million included in noninterest income offset by an additional $1.8 million bonus accrual and approximately $0.3 million of transaction costs recorded in connection with the Doral Money, Inc. acquisition and reported as noninterest expense.  Additional increases in noninterest expense generally reflect both the additional costs associated with operating as a public company as well as operational growth in our factoring, asset-based lending, and equipment lending product lines.

Excluding the impact of the Doral Money, Inc. acquisition, we earned net income of $2.6 million for the three months ended March 31, 2015.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest earning assets, including loans and securities and interest expense incurred on interest bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest earning assets and interest bearing liabilities, combine to affect net interest income. Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest earning assets and rates paid on interest bearing deposits and other borrowed funds, referred to as a “rate change.”

Three months ended March 31, 2015 compared with three months ended March 31, 2014. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the three month periods ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and cash equivalents	$154,615	$141	0.37%	$65,334	$58	0.36%
Taxable securities	154,810	627	1.64%	169,072	605	1.45%
Tax-exempt securities	5,910	12	0.82%	7,499	16	0.87%
FHLB & Federal Reserve Bank Stock	4,538	51	4.56%	5,324	52	3.96%
Loans (1)	990,450	20,748	8.50%	868,505	19,648	9.17%
Total interest earning assets	1,310,323	21,579	6.68%	1,115,734	20,379	7.41%
Noninterest earning assets:
Cash and cash equivalents	26,328			27,651
Other noninterest earning assets	113,140			127,639
Total assets	$1,449,791			$1,271,024
Interest bearing liabilities:
Deposits:
Interest bearing demand	$230,455	$33	0.06%	$206,230	$32	0.06%
Individual retirement accounts	55,369	156	1.14%	53,295	141	1.07%
Money market	119,199	67	0.23%	144,656	81	0.23%
Savings	72,034	9	0.05%	71,944	9	0.05%
Certificates of deposit	468,573	1,181	1.02%	356,135	789	0.90%
Brokered deposits	50,003	124	1.01%	58,436	56	0.39%
Total deposits	995,633	1,570	0.64%	890,696	1,108	0.50%
Short-term borrowings	15,229	12	0.32%	26,954	5	0.08%
Senior secured note	—	—	—	12,308	140	4.61%
Junior subordinated debentures	24,449	272	4.51%	24,194	271	4.54%
Total interest bearing liabilities	1,035,311	1,854	0.73%	954,152	1,524	0.65%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	160,875			143,808
Other liabilities	9,304			9,856
Total equity	244,301			163,208
Total liabilities and equity	$1,449,791			$1,271,024
Net interest income		$19,725			$18,855
Interest spread (2)			5.95%			6.76%
Net interest margin (3)			6.11%			6.85%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.

We earned net interest income of $19.7 million for the three months ended March 31, 2015 compared to $18.9 million for the three months ended March 31, 2014, an increase of $0.8 million. This increase in net interest income was driven by increases in average interest earning assets, which was primarily attributable to growth in our commercial finance product lines, as our factored receivables, TCF asset-based loans, and TCF equipment loans all increased on a period over period basis as a result of our continued execution of our growth strategy for such products.  We also added a portfolio of healthcare asset-based loans through our acquisition of Doral Healthcare Finance in June 2014. Average total interest earning assets increased to $1.310 billion for the three months ended March 31, 2015 from $1.116 billion for the three months ended March 31, 2014, an increase of $194 million.

The growth in net interest income attributable to increases in our average interest earning assets was offset in part by a decrease in our net interest margin.  Net interest margin decreased to 6.11% for the three months ended March 31, 2015 from 6.85% for the three months ended March 31, 2014, a decrease of 74 basis points.

The decline in our net interest margin primarily resulted from a decrease in yields on our interest earning assets.  Our average yield on earning assets decreased to 6.68% for the three months ended March 31, 2015 from 7.41% for the three months ended March 31, 2014, a decrease of 73 basis points. The decrease was primarily due to the diminishing impact of discount accretion on the loan portfolio yield period over period, offset in part by the growth of our higher-yielding specialized commercial finance products.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition in 2013. The aggregate increased yield on our loan portfolio attributable to this discount accretion was 46 basis points for the three months ended March 31, 2015 and 144 basis points for the three months ended March 31, 2014. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 8.04%  and 7.73% for the three months ended March 31, 2015 and 2014, respectively.  We anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset by continued growth in our higher yielding specialized commercial finance product lines.  As of March 31, 2015, there was approximately $9.1 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Triumph Savings Bank and acquired Triumph Community Bank loan portfolios.

The decreases in our net interest margin resulting from changes in the average yield in our loan portfolio discussed above were exacerbated by an increase in our average cost of funds.  Our average cost of interest bearing liabilities increased to 0.73% for the three months ended March 31, 2015 from 0.65% for the three months ended March 31, 2014, an increase of 8 basis points.  This increase was primarily due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit and brokered funds as these deposit products were used to fund our growth period over period.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.76% and 5.73% for the three months ended March 31, 2015 and 2014, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the three month periods ended March 31, 2015 and 2014:

	For the three months ended
	March 31, 2015 vs. 2014
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$2	$81	$83
Taxable securities	80	(58)	22
Tax-exempt securities	(1)	(3)	(4)
FHLB & Fed Reserve Bank Stock	8	(9)	(1)
Loans	(1,455)	2,555	1,100
Total interest income	(1,366)	2,566	1,200
Interest bearing liabilities:
Interest bearing demand	(2)	3	1
Individual retirement accounts	9	6	15
Money market	—	(14)	(14)
Savings	—	—	—
Certificates of deposit	109	283	392
Brokered deposits	89	(21)	68
Total deposits	205	257	462
Short-term borrowings	16	(9)	7
Senior secured note	(140)	—	(140)
Junior subordinated debentures	(2)	3	1
Total interest expense	79	251	330
Change in net interest income	$(1,445)	$2,315	$870

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

Our provision for loan losses was $0.6 million for the three months ended March 31, 2015 compared to $0.9 million for the three months ended March 31, 2014.  We experienced net charge-offs of $0.2 million in the three months ended March 31, 2015 compared to net recoveries of $0.1 million for the same period in 2014.  Our ALLL was $9.3 million as of March 31, 2015 versus $8.8 million as of December 31, 2014, representing an ALLL to total loans ratio of 0.92% and 0.88% respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Service charges on deposits	$612	$738	$(126)	(17.1%)
Card income	523	490	33	6.7%
Net realized gains (losses) and valuation adjustments on OREO	26	(77)	103	133.8%
Net gains on sale of securities	—	16	(16)	(100.0%)
Net gains on sale of loans	542	255	287	112.5%
Fee income	422	398	24	6.0%
Bargain purchase gain	12,509	—	12,509	100.0%
Asset management fees	958	—	958	100.0%
Other	1,067	789	278	35.2%
Total noninterest income	$16,659	$2,609	$14,050	538.5%

Three months ended March 31, 2015 compared with three months ended March 31, 2014. We earned noninterest income of $16.7 million for the three months ended March 31, 2015, compared to $2.6 million for the three months ended March 31, 2014, an increase of $14.1 million. This increase was significantly impacted by the realization of a pre-tax bargain purchase gain in the amount of $12.5 million associated with the acquisition of Doral Money, Inc. in March 2015.

Excluding the bargain purchase gain, we earned noninterest income of $4.2 million for the three months ended March 31, 2015 compared to $2.6 million for the three months ended March 31, 2014, an increase of $1.6 million.  The increase was primarily due to noninterest income earned with respect to CLO asset management fees earned by Triumph Capital Advisors and increased gains realized on sales of residential mortgage loans.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, decreased from $0.7 million for the three months ended March 31, 2015 to $0.6 million for the three months ended March 31, 2015, partially attributed to the sale of our Pewaukee Wisconsin branch in July 2014 as well as reductions in the amount of overdraft and insufficient fees charged on transaction accounts period over period.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, increased 113% due to increased sales activity period over period.  Proceeds from loan sales increased from $12.2 million for the three months ended March 31, 2014 to $19.7 million for the three months ended March 31, 2015.

•

Fee Income.  Fee income, comprised primarily of fees and service charges earned from services provided to our factoring clients, increased 6% due to the growth experienced in our factored accounts receivable portfolio purchases during the period.  Factored accounts receivable purchases increased from $275 million during the three months ended March 31, 2014 to $365 million during the three months ended March 31, 2015.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased from zero for the three months ended March 31, 2014 to $1.0 million for the three months ended March 31, 2015.  The earning of asset management fees commenced upon the closing of Triumph Capital Advisors’ first CLO offering in May 2014, its second CLO offering in August 2014, and its assumption of two CLO asset management agreements in March 2015 as a result of the Doral Money, Inc. acquisition.

•

Other.  Other income increased from $0.8 million for the three months ended March 31, 2014 to $1.1 million for the three months ended March 31, 2015, primarily due to the final settlement and receipt of $0.3 million of funds previously held in escrow associated with our acquisition of Doral Healthcare Finance.  Other income also includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, and Triumph Insurance Group commissions.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$13,269	$8,876	$4,393	49.5%
Occupancy, furniture and equipment	1,572	1,390	182	13.1%
FDIC insurance and other regulatory assessments	263	261	2	0.8%
Professional fees	1,327	592	735	124.2%
Amortization of intangible assets	764	726	38	5.2%
Advertising and promotion	543	443	100	22.6%
Communications and technology	886	888	(2)	(0.2%)
Other	2,159	1,720	439	25.5%
Total noninterest expense	$20,783	$14,896	$5,887	39.5%

Three months ended March 31, 2015 compared with three months ended March 31, 2014. Noninterest expense totaled $20.8 million for the three months ended March 31, 2015 compared to $14.9 million for the three months ended March 31, 2014, an increase of $5.9 million. This increase was impacted by the accrual of an incremental $1.8 million bonus expense during the three months ended March 31, 2015 for the anticipated amount expected to be paid to team members to recognize their contribution to the Doral Money, Inc. acquisition.

Excluding the Doral Money, Inc. bonus accrual, noninterest expense totaled $19.0 million for the three months ended March 31, 2015 compared to $14.9 million for the three months ended March 31, 2014, an increase of $4.1 million.  This increase is attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $13.3 million for the three months ended March 31, 2015.  Excluding the Doral Money, Inc. bonus accrual, salaries and employee benefits expenses were $11.5 million for the three months ended March 31, 2015 compared to $8.9 million for the three months ended March 31, 2014, an increase of $2.6 million. This increase is attributable to several factors.  We experienced a 15% increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 485.0 and 422.0 at March 31, 2015 and 2014, respectively. Sources of this increased headcount include employees hired to support our operation as a public company, employees added through our acquisition of Doral Healthcare Finance, as well as additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including the establishment of our asset management business. Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, 401(k) expense, and higher stock based compensation expense in the three months ended March 31, 2015 related to the amortization of restricted stock awards issued upon of the Company’s initial public offering.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $1.6 million for the three months ended March 31, 2015 compared to $1.4 million for the three months ended March 31, 2014, an increase of $0.2 million. This increase is primarily attributable to the costs associated with the expansion of our corporate headquarters, including utilities, rent, depreciation and other occupancy expenses.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $1.3 million for the three months ended March 31, 2015 compared to $0.6 million for the three months ended March 31, 2014, an increase of $0.7 million. This increase is partially attributable to approximately $0.2 million of professional fees associated with the Company’s acquisition of Doral Money, Inc. during the three months ended March 31, 2015.  In addition, incremental costs were incurred for increased expenses associated with external audit and board of director fees as a result of our transition to being a public company.

•

Advertising and Promotion. Advertising and promotion expenses were $0.5 million for the three months ended March 31, 2015 compared to $0.4 million for the three months ended March 31, 2015, an increase of $0.1 million. This increase is primarily attributed to general increases in certain advertising and marketing activities during the period.

•

Other. Increases experienced in other noninterest expense items in the three months ended March 31, 2015 versus the three months ended March 31, 2014 are generally attributable to the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended March 31, 2015 was $0.9 million compared to $1.9 million for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was 6% compared to 34% for the three months ended March 31, 2014.  The lower effective tax rate for the three months ended March 31, 2015 reflects the significant increase in nontaxable income attributed to the $12.5 million bargain purchase gain associated with the Doral Money, Inc. acquisition.

Operating Segment Results

Our reportable segments are Factoring, Banking, Asset Management, and Corporate which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The banking segment includes the operations of Triumph Savings Bank and Triumph Community Bank. Our banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The banking segment also includes certain factored receivables which are purchased by Triumph Savings Bank under its Triumph Commercial Finance brand as opposed to at Triumph Business Capital.  The asset management segment includes the operations of Triumph Capital Advisors with revenue derived from fees for managing collateralized loan obligation funds. Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

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

Our asset management business, the results of which were previously included in our corporate reporting segment, met the quantitative thresholds for presentation as a separate reporting segment beginning in March 2015.  The discussions below reflect the updated asset management reporting segment and all prior period comparisons have been conformed and are consistent with the presentation of financial information to management.

Three months ended March 31, 2015 compared with three months ended March 31, 2014. The following tables present our primary operating results for our operating segments as of and for the three month periods ended March 31, 2015 and 2014, respectively.

(Dollars in thousands)			Asset
Three Months Ended March 31, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$7,228	$14,235	$60	$56	$21,579
Intersegment interest allocations	(909)	909	—	—	—
Total interest expense	—	1,572	10	272	1,854
Net interest income (expense)	6,319	13,572	50	(216)	19,725
Provision for loan losses	(109)	754	—	—	645
Net interest income after provision	6,428	12,818	50	(216)	19,080
Bargain purchase gain	—	—	12,509	—	12,509
Other noninterest income	331	2,585	957	277	4,150
Noninterest expense	4,312	12,400	2,626	1,445	20,783
Operating income (loss)	$2,447	$3,003	$10,890	$(1,384)	$14,956

Total assets	$165,680	$1,227,690	$16,274	$63,099	$1,472,743
Gross loans	$156,001	$855,403	$42	$—	$1,011,446

(Dollars in thousands)			Asset
Three Months Ended March 31, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$5,105	$15,260	$—	$14	$20,379
Intersegment interest allocations	(571)	571	—	—	—
Total interest expense	—	1,114	—	410	1,524
Net interest income (expense)	4,534	14,717	—	(396)	18,855
Provision for loan losses	390	535	—	—	925
Net interest income after provision	4,144	14,182	—	(396)	17,930
Noninterest income	383	1,966	—	260	2,609
Noninterest expense	2,936	10,865	354	741	14,896
Operating income (loss)	$1,591	$5,283	$(354)	$(877)	$5,643

Total assets	$137,774	$1,133,436	$205	$25,695	$1,297,110
Gross loans	$119,733	$680,934	$—	$—	$800,667

Factoring. Our factoring segment’s operating income for the three months ended March 31, 2015 was $2.4 million, compared with $1.6 million for the three months ended March 31, 2014, an increase of $0.8 million. This increase was due to growth in interest and noninterest income as factored receivables in our factoring segment grew 30.3% from $119.7 million as of March 31, 2014 to $156.0 million as of March 31, 2015. Growth experienced in our factoring portfolio resulted from execution of our growth strategy for such product, increased marketing efforts and growth initiatives during 2014 and 2015, as well as favorable economic conditions driving increased activity generally in the transportation sector throughout much of 2014. Our factored accounts receivable purchases increased 32.7% from $275 million during the three months ended March 31, 2014 to $365 million during the three months ended March 31, 2015.  This increase in income from the growth in our portfolio more than offset the increased variable expenses associated with this growth, mostly personnel costs required to service our larger portfolio. Net interest income was $6.3 million for the three months ended March 31, 2015 compared to $4.5 million for the three months ended March 31, 2014, an increase of $1.8 million, driven by growth in our portfolio which more than offset the increased intersegment interest allocation attributable to this growth. Noninterest expense was $4.3 million for the three months ended March 31, 2015 compared with $2.9 million for the three months ended March 31, 2014, driven primarily by increased personnel and operating costs incurred in connection with growth in our factoring portfolio. Our provision for loan losses was $(0.1) million for the three months ended March 31, 2015 compared with $0.4 million for the three months ended March 31, 2014. This decreased provision in the three months ended March 31, 2015 was due to decreased allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased during such period, as we experienced a lower volume of new factored receivables purchased for the three months ended March 31, 2015 compared to the three months ended December 31, 2014.  During the three months ended March 31, 2014, we experienced growth in factored receivables purchased compared to the three month period ending December 31, 2013 and as a result recorded a higher provision.

Banking. Our banking segment’s operating income totaled $3.0 million for the three months ended March 31, 2015 compared to operating income of $5.3 million for the three months ended March 31, 2014. We experienced a decrease in net interest income from $14.7 million for the three months ended March 31, 2014 to $13.6 million for the three months ended March 31, 2015.  This decrease was primarily the result of a decrease in yields on our interest earning assets in the banking segment due to the diminishing impact of discount accretion on the loan portfolio yield period over period offset by increases in average interest earning balances.  The discount accretion impact to interest income on our banking segment loan portfolio was an increase of $1.1 million for the three months ended March 31, 2015 compared to an increase of $3.1 million for the three months ended March 31, 2014. In addition, noninterest expense was $12.4 million for the three months ended March 31, 2015, compared with $10.9 million for the three months ended March 31, 2014, an increase of $1.5 million driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending as well as merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.  Noninterest income was $2.6 million for the three months ended March 31, 2015 compared to $2.0 million for the three months ended March 31, 2014. This increase was primarily due to the final settlement and receipt of $0.3 million of funds previously held in escrow associated with our acquisition of Doral Healthcare Finance.  Our provision for loan losses was $0.8 million for the three months ended March 31, 2015 compared with $0.5 million for the three months ended March 31, 2014.

Asset Management. Our asset management segment’s operating income totaled $10.9 million for the three months ended March 31, 2015 compared to an operating loss of $0.4 million for the three months ended March 31, 2014. This increase was significantly impacted by the recording of a pre-tax bargain purchase gain in the amount of $12.5 million associated with the acquisition of Doral Money, Inc. in March 2015, offset by direct transaction costs of $0.2 million and the accrual of a $1.8 million incremental bonus expense for the anticipated amount expected to be paid to team members to recognize their contribution to the transaction.  Excluding the bargain purchase gain net of transaction costs and the incremental bonus accrual, the asset management segment reported operating income of $0.4 million for the three months ending March 31, 2015.  Included in this result is an increase of $1.0 million related to asset management fees earned by Triumph Capital Advisors which commenced upon the closing of its initial CLO offerings in May 2014 and August 2014, as well as the assumption of CLO asset management contracts in the March 2015 Doral Money, Inc. acquisition.

Corporate. The Corporate segment’s operating loss totaled $1.4 million for the three months ended March 31, 2015, compared with an operating loss of $0.9 million for the three months ended March 31, 2014.  Included in this result is an increase of $0.7 million in operating expenses for the three months ended March 31, 2015, related primarily to increases in management and administrative expenses at the holding company level not attributable to an operating segment in conjunction with our transition to being a public company.

Financial Condition

Assets

Total assets were $1.473 billion at March 31, 2015, compared to $1.448 billion at December 31, 2014, an increase of $25 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $1.011 billion at March 31, 2015, compared with $1.006 billion at December 31, 2014.

We offer a broad range of lending and credit products.  Within our Triumph Community Bank subsidiary, we offer a full range of lending products, including commercial real estate, construction and development, residential real estate, general commercial, farmland and consumer loans, focused on our community banking markets in Iowa and Illinois.  We also originate a variety of commercial finance products offered on a nationwide basis.  These products include our factored receivables, the asset-based loans and equipment loans originated by Triumph Savings Bank under our Triumph Commercial Finance brand, and the healthcare asset-based loans originated by Triumph Community Bank under our Triumph Healthcare Finance brand.  In addition, our Triumph Savings Bank subsidiary originates a variety of additional loans, including mortgage warehouse loans and other commercial and commercial real estate loans.

The following table shows our loan portfolio by portfolio segments as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$236,659	23%	$249,164	25%
Construction, land development, land	52,203	5%	42,914	4%
1-4 family residential properties	73,605	7%	78,738	8%
Farmland	24,805	3%	22,496	2%
Commercial	371,614	37%	364,567	37%
Factored receivables	171,452	17%	180,910	18%
Consumer	11,201	1%	11,941	1%
Mortgage warehouse	69,907	7%	55,148	5%
Total Loans	$1,011,446	100%	$1,005,878	100%

Commercial Real Estate Loans. Our commercial real estate loans were $236.7 million at March 31, 2105, a decrease of $12.5 million from $249.2 million at December 31, 2014, driven by paydowns that offset new loan activity for the period as we continue to experience pricing pressure for such loans, which has impacted our ability to grow loan volumes in these markets at what we consider to be appropriate risk adjusted returns, particularly in our community banking markets.

Construction and Development Loans. Our construction and development loans were $52.2 million at March 31, 2015, an increase of $9.3 million from $42.9 million at December 31, 2014, due primarily to growth from continued strength of this category in our markets.

Residential Real Estate Loans. Our one-to-four family residential loans were $73.6 million at March 31, 2015, a decrease of $5.1 million from $78.7 million at December 31, 2014, due primarily to paydowns that offset new loan activity for the period.

Commercial Loans. Our commercial loans held for investment were $371.6 million at March 31, 2015, an increase of $7.0 million from $364.6 million at December 31, 2014. This increase was driven by continued growth in the asset-based healthcare loans originated under our Triumph Healthcare Finance brand and in the equipment loans originated under our Triumph Commercial Finance brand as we continue to execute on our growth strategy for such products. These increases were offset by decreases in our asset-based loans originated under our Triumph Commercial Finance brand due to a large asset-based lending customer paying down their loan due to the sale of their company and certain asset-based lending relationships converting to general factoring.  Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased from $170.1 million at December 31, 2014 to $157.3 million at March 31, 2015 as a result of paydowns that offset new loan activity for the period as we continue to experience pricing pressure for such loans.  The following table shows our commercial products as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Commercial
TCF equipment	$118,273	$106,354
TCF asset-based lending	36,511	46,388
THF asset-based lending	59,572	41,770
Other commercial lending	157,258	170,055
Total commercial loans	$371,614	$364,567

Factored Receivables. Our factored receivables were $171.5 million at March 31, 2015, a decrease of $9.4 million from $180.9 million at December 31, 2014.  The decrease was primarily due to the normal seasonal decline in purchase volume at our factoring subsidiary, which was $365.4 million during the three months ended March 31, 2015 compared to $413.6 million for the three months ended December 31, 2014.  Seasonal reductions were further exacerbated by lower diesel fuel prices which reduced the average dollar amount of invoices purchased during the three months ended March 31, 2015.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $69.9 million at March 31, 2015, an increase of $14.8 million from $55.1 million at December 31, 2014. The increase was primarily due to increases in mortgage origination volumes at our mortgage warehouse clients resulting in higher utilization of their mortgage warehouse facilities during the period.

Other Loans. Our portfolio also includes real estate loans secured by farmland and consumer loans. All of these categories of loans in the aggregate were less than 5% of our total loan portfolio as of March 31, 2015 and December 31, 2014.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of March 31, 2015.

	March 31, 2015
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$39,895	$154,217	$42,547	$236,659
Construction, land development, land	27,911	18,521	5,771	52,203
1-4 family residential properties	8,094	23,013	42,498	73,605
Farmland	696	12,657	11,452	24,805
Commercial	112,667	234,444	24,503	371,614
Factored receivables	171,452	—	—	171,452
Consumer	556	7,109	3,536	11,201
Mortgage warehouse	69,907	—	—	69,907
	$431,178	$449,961	$130,307	$1,011,446

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$328,796	$34,929
Floating interest rates		121,165	95,378
Total		$449,961	$130,307

As of March 31, 2015, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Illinois (35%), Iowa (16%) and Texas (28%) make up 79% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.

Further, a significant majority (87%) of our factored receivables, representing approximately 15% of our total loan portfolio as of March 31, 2015, are receivables purchased from trucking fleets and owner-operators in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.

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

The accrual of interest income on non-PCI loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or at an earlier date if full collection of interest or principal becomes doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued when a loan is placed on nonaccrual is reversed from interest income. Interest received on these loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The accretion of interest income on PCI loans is discontinued if the estimation of the timing and amount of cash flows expected to be collected involves a high degree of uncertainty and cannot be reasonably projected.  Such PCI loans are considered nonaccrual and included in our nonaccrual loan totals, but are not considered impaired unless the loans have experienced credit deterioration and an allowance has been recorded subsequent to acquisition.  PCI loans for which the timing and amount of expected cash flows can be reasonably estimated accrete interest income, regardless of the contractual past due status of the loan, however, the disclosure of past due status of all PCI loans is based on the contractual terms of the loan, including those placed on nonaccrual due to the contractual payment status of the loan.

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

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Nonperforming loans:
Commercial real estate	$1,991	$1,995
Construction, land development, land	—	—
1-4 family residential properties	530	638
Farmland	—	—
Commercial	6,871	7,188
Factored receivables	1,145	651
Consumer	—	—
Mortgage warehouse	—	—
Purchased credit impaired	6,262	6,206
Total nonperforming loans	16,799	16,678
Other real estate owned, net	6,991	8,423
Total nonperforming assets	$23,790	$25,101

Nonperforming assets to total assets	1.62%	1.73%
Nonperforming loans to total loans held for investment	1.66%	1.66%
Total past due loans to total loans held for investment	2.91%	2.57%

We had $16.8 million and $16.7 million in nonperforming loans, including nonaccrual PCI loans, as of March 31, 2015 and December 31, 2014, respectively. Nonperforming loans remained relatively flat from December 31, 2014 to March 31, 2015, with no significant or unusual activity.  The ratio of nonperforming loans to total loans remained at 1.66% at March 31, 2015, however our nonperforming assets to total assets improved to 1.62% at March 31, 2015 compared to 1.73% at December 31, 2014 in conjunction with the decline in our OREO balances combined with a corresponding overall increase in total assets during the period.  We did experience a slight increase in our total past due loans to total loans during the three months ended March 31, 2015 to 2.91% from 2.57% at December 31, 2014 primarily attributable to a $3.7 million commercial lending relationship that became delinquent during the three months ended March 31, 2015, but has subsequently returned to current status.

Our OREO as of March 31, 2015 totaled $7.0 million, a decrease of $1.4 million from the $8.4 million as of December 31, 2014, primarily due to sales of OREO property during the three months ended March 31, 2015.

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

Analysis of the Allowance for Loan and Lease Losses

The following table sets forth the ALLL by category of loan:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$1,075	23%	0.45%	$533	25%	0.21%
Construction, land development, land	344	5%	0.66%	333	4%	0.78%
1-4 family residential properties	223	7%	0.30%	215	8%	0.27%
Farmland	26	3%	0.10%	19	2%	0.08%
Commercial	3,996	37%	1.08%	4,003	37%	1.10%
Factored receivables	3,380	17%	1.97%	3,462	18%	1.91%
Consumer	84	1%	0.75%	140	1%	1.17%
Mortgage warehouse	158	7%	0.23%	138	5%	0.25%
Total Loans	$9,286	100%	0.92%	$8,843	100%	0.88%

From December 31, 2014 to March 31, 2015, the ALLL increased from $8.8 million or 0.88% of total loans to $9.3 million or 0.92% of total loans. The increase was principally driven by a $0.4 million specific allowance recorded on an impaired commercial real estate PCI loan during the three months ended March 31, 2015 and a slight increase in the Company’s allowance for collectively evaluated loans. The allowance associated with collectively evaluated loans increased slightly to $7.3 million at March 31, 2015 from $7.1 million at December 31, 2014. The increase was driven by changes in the mix of collectively evaluated loans as non-PCI loans acquired in the Triumph Community Bank acquisition that matured and were renewed during the period, which previously maintained discounts associated with fair value adjustments recorded at acquisition, required allowance allocations.

The following table presents the unpaid principal and recorded investment for loans at March 31, 2015. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) of which approximately $9.1 million is expected to be accretable into income over the remaining lives of the acquired loans, (2) net deferred origination costs and fees, and (3) previous charge-offs. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
March 31, 2015	Investment	Principal	Difference
Commercial real estate	$236,659	$249,504	$(12,845)
Construction, land development, land	52,203	53,876	(1,673)
1-4 family residential properties	73,605	76,849	(3,244)
Farmland	24,805	24,713	92
Commercial	371,614	373,801	(2,187)
Factored receivables	171,452	172,388	(936)
Consumer	11,201	11,277	(76)
Mortgage warehouse	69,907	69,907	—
	$1,011,446	$1,032,315	$(20,869)

At March 31, 2015 and December 31, 2014, we had on deposit $17.6 million and $19.0 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the three months ended March 31, 2015 and 2014, and the effects of those items on our ALLL:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$8,843	$3,645
Loans charged-off:
Commercial real estate	(89)	—
Construction, land development, land	—	—
1-4 family residential properties	(105)	(145)
Farmland	—	—
Commercial	(2)	(12)
Factored receivables	(67)	(40)
Consumer	(95)	(141)
Mortgage warehouse	—	—
Total loans charged-off	$(358)	$(338)
Recoveries of loans charged-off:
Commercial real estate	41	1
Construction, land development, land	—	—
1-4 family residential properties	23	99
Farmland	—	—
Commercial	2	212
Factored receivables	30	14
Consumer	60	73
Mortgage warehouse	—	—
Total loans recoveries	$156	$399
Net loans charged-off	$(202)	$61
Provision for (reversal of) loan losses:
Commercial real estate	590	53
Construction, land development, land	11	84
1-4 family residential properties	90	149
Farmland	7	—
Commercial	(7)	174
Factored receivables	(45)	357
Consumer	(21)	94
Mortgage warehouse	20	14
Total provision for loan losses	$645	$925
Balance at end of period	$9,286	$4,631

Average total loans held for investment	$986,580	$990,336
Net charge-offs to average total loans held for investment	0.02%	-0.01%
Allowance to total loans held for investment	0.92%	0.58%

Net loan charge offs and recoveries were not significant for the three months ended March 31, 2015 and 2014.  Net loans charged off for the three months ended March 31, 2015 were $0.2 million and net recoveries of $0.1 million were recorded for the three months ended March 31, 2014.

Assets Held for Sale

At March 31, 2015 and December 31, 2014, originated mortgage loans held for sale were $3.4 million and $3.3 million, respectively. Loan sales of $19.7 million and $12.2 million occurred during the three months ended March 31, 2015 and 2014, respectively, and resulted in recognized net gains on sale of $0.5 million and $0.3 million in the respective periods.  At March 31, 2015 and December 31, 2014, no originated mortgage loans held for sale were on nonaccrual status.

Securities

Our investment strategy is oriented towards maintaining liquidity in securities with minimal credit risk. As of March 31, 2015, we have investments classified as held to maturity with an amortized cost of $0.7 million. The remaining $161.4 million, or 99.5% of our investments, are classified as available for sale at fair value and can be used for pledging to secure FHLB advances and public deposits, or can be sold to meet liquidity needs.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of March 31, 2015:

	Maturity as of March 31, 2015
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$—	—	$88,282	1.45%	$4,795	2.23%	$—	—	$93,077	1.50%
Mortgage-backed securities	—	—	289	3.99%	1,550	2.09%	25,116	2.07%	26,955	2.09%
Asset backed securities	—	—	—	—	4,879	1.19%	13,621	1.67%	18,500	1.54%
State and municipal	1,467	1.53%	2,838	1.48%	1,444	(0.62%)	905	1.54%	6,654	1.04%
Corporate bonds	—	—	11,444	1.81%	1,387	1.98%	670	5.82%	13,501	2.02%
SBA pooled securities	—	—	6	1.80%	178	2.59%	16	2.74%	200	2.58%
Total securities available for sale	$1,467	1.50%	$102,859	1.51%	$14,233	1.56%	$40,328	1.98%	$158,887	1.63%

Security held to maturity	$225	1.30%	$521	2.76%	$—	—	$—	—	$746	2.32%

We held $161.4 million in securities classified as available for sale as of March 31, 2015, a decrease of $0.6 million from $162.0 million at December 31, 2014. This decrease is attributable to normal portfolio management activities, with the net reduction being attributed to normal payment and amortization activity.  There were no sales of securities during the three months ended March 31, 2015.

Liabilities

Our total liabilities were $1.220 billion as of March 31, 2015, an increase of only $10 million, from $1.210 billion at December 31, 2014. The net change was primarily due to an $8 million increase in customer deposits and a $5 million increase in other liabilities, offset by a $3 million decrease in Federal Home Loan advances.

Deposits

Deposits represent our primary source of funds. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $1.174 billion as of March 31, 2015, compared to $1.165 billion as of December 31, 2014, an increase of $9 million.  As of March 31, 2015, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 51% of our total deposits, while individual retirement accounts and certificates of deposit made up 49% of total deposits. The average cost of interest bearing deposits was 0.64% and 0.50% for the three months ended March 31, 2015 and 2014, respectively, on an annualized basis.

The following table summarizes our average deposit balances and weighted average rates for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Noninterest bearing demand	$160,875	—	14%	$143,808	—	14%
Interest bearing demand	230,455	0.06%	20%	206,230	0.06%	20%
Individual retirement accounts	55,369	1.14%	5%	53,295	1.07%	5%
Money market	119,199	0.23%	10%	144,656	0.23%	14%
Savings	72,034	0.05%	6%	71,944	0.05%	7%
Certificates of deposit	468,573	1.02%	41%	356,135	0.90%	34%
Brokered deposits	50,003	1.01%	4%	58,436	0.39%	6%
Total	$1,156,508	0.55%	100%	$1,034,504	0.43%	100%

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of March 31, 2015:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$27,401	$8,211	$35,612
Over 3 through 6 months	39,494	21,462	60,956
Over 6 through 12 months	74,028	25,117	99,145
Over 12 months	65,373	35,292	100,665
	$206,296	$90,082	$296,378

Short-Term Borrowings

The following table provides a summary of our short-term borrowings as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Average amount outstanding during the period	$15,229	$40,346
Amount outstanding at end of period	8,666	12,282
Highest month end balance during the period	12,643	85,313
Weighted average interest rate at end of period	0.02%	0.05%
Weighted average interest rate during the period	0.32%	0.14%

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $8.7 million at March 31, 2015. The maximum amount outstanding at any month end during the three month period ended March 31, 2015 occurred in February 2015 with a balance of $12.6 million. Customer repurchase agreements outstanding totaled $9.3 million at December 31, 2014, and the maximum amount outstanding of these agreements at any month end during the year ended December 31, 2014 occurred in March 2014 with a balance of $17.7 million. Our customer repurchase agreements generally have maturities that fall within one year. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Banks of Dallas and Des Moines. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled zero as of March 31, 2015 and $3.0 million as of December 31, 2014. Our FHLB borrowings outstanding are short term in nature, generally maturing within one month.  The $3.0 million decrease in borrowings from December 31, 2014 to March 31, 2015 was due to repayment of all outstanding advances which were no longer necessary at March 31, 2015. As of March 31, 2015 and December 31, 2014, we had $100.6 million and $104.4 million, respectively, in unused and available advances from the FHLB.

Long-Term Debt

Junior Subordinated Debentures

National Bancshares, Inc., which became our wholly owned subsidiary as part of the Triumph Community Bank acquisition, has two junior subordinated debentures outstanding with a combined face value of $33.0 million. These debentures are unsecured obligations and were issued to two trusts that are unconsolidated subsidiaries of National Bancshares, Inc. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures mature in September 2033 and July 2036 and may be called at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month LIBOR plus a weighted average spread of 2.28%. As part of the purchase accounting adjustments made with the Triumph Community Bank acquisition, we adjusted the carrying value of the junior subordinated debentures to fair value as of October 15, 2013. The junior subordinated debentures had a combined carrying value of $24.5 million as of March 31, 2015 and $24.4 million as of December 31, 2014, and the discount will be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $24.5 million and $24.4 million was allowed in the calculation of Tier I capital as of March 31, 2015 and December 31, 2014, respectively.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $252.7 million as of March 31, 2015, an increase of $15.2 million from $237.5 million as of December 31, 2014. Stockholders’ equity increased during this period primarily due to net income for the period of $14.0 million.

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

Our liquidity requirements are met primarily through cash flow from operations, receipt of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to other sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of funds include the sale of loans, brokered deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the issuance of common securities. For additional information regarding our operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in our consolidated financial statements.

In addition to the liquidity provided by the sources described above, our subsidiary banks maintain correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2015, Triumph Savings Bank had unsecured federal funds lines of credit with two unaffiliated banks totaling $24.5 million, and Triumph Community Bank had unsecured federal funds lines of credit with six unaffiliated banks totaling $100.0 million, with no amounts advanced against those lines at that time.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company, Triumph Savings Bank and Triumph Community Bank to maintain minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets.

In July 2013, the U.S. banking regulators adopted a final rule which implements the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, and certain changes required by the Dodd-Frank Act. The final rule established an integrated regulatory capital framework and introduces the “Standardized Approach” for risk-weighted assets, which replaces the Basel I risk-based guidance for determining risk-weighted assets as of January 1, 2015, the date the Company became subject to the new rules. Based on the Company's current capital composition and levels, the Company believes it is in compliance with the requirements as set forth in the final rules.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company, Triumph Savings Bank and Triumph Community Bank under the final rules as of March 31, 2015 are set forth in the table below. The final rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016 and becoming fully effective on January 1, 2019. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the new capital level requirements set forth in the table below in order to qualify as “well capitalized.” As of March 31, 2015, Triumph Savings Bank’s and Triumph Community Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2015 that management believes would change either institution’s category.

In conjunction with the acquisition of Triumph Community Bank, we also made further commitments to maintain certain capital levels at Triumph Community Bank. We have agreed to maintain a minimum Tier 1 capital to average assets ratio of 8.0% of adjusted average assets and total risk-based ratio of 10.0%.

The actual capital amounts and ratios for the Company, TSB, and TCB are presented in the following table as of March 31, 2015. For periods beginning on or after January 1, 2015, capital ratios are calculated and presented in accordance with the requirements of Basel III.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
(Dollars in thousands)	Actual		Action Provisions		Action Provisions
As of March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$255,546	21.5%	$95,043	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$59,213	17.6%	$26,884	8.0%	$33,606	10.0%
Triumph Community Bank	$126,931	15.5%	$65,458	8.0%	$81,822	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$246,133	20.7%	$71,274	6.0%	N/A	N/A
Triumph Savings Bank, SSB	$55,391	16.5%	$20,167	6.0%	$26,889	8.0%
Triumph Community Bank	$121,340	14.8%	$49,093	6.0%	$65,458	8.0%

Common equity tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$217,713	18.3%	$53,448	4.5%	N/A	N/A
Triumph Savings Bank, SSB	$55,391	16.5%	$15,125	4.5%	$21,847	6.5%
Triumph Community Bank	$121,340	14.8%	$36,820	4.5%	$53,184	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$246,133	17.4%	$56,745	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$55,391	14.1%	$15,770	4.0%	$19,712	5.0%
Triumph Community Bank	$121,340	12.6%	$38,598	4.0%	$48,247	5.0%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2015 excluding purchase accounting adjustments for our junior subordinated debentures and deposits. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and securities sold under repurchase agreements.

	Payments Due by Period - March 31, 2015
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$8,666	$8,666	$—	$—	$—
Junior subordinated debentures	32,990	—	—	—	32,990
Operating lease agreements	8,409	1,697	3,153	2,390	1,169
Time deposits with stated maturity dates	580,186	354,342	201,382	24,462	—
Total contractual obligations	$630,251	$364,705	$204,535	$26,852	$34,159

Off-Balance Sheet Arrangements

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

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Commitments to make loans	$28,883	$19,792
Unused lines of credit	246,573	227,963
Standby letters of credit	3,328	3,755
Total other commitments	$278,784	$251,510

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

In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the estimated fair value for non-impaired loans and deposits are highly judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.

Recently Issued Accounting Pronouncements

Effective January 1, 2015, the Company adopted Accounting Standards Update (ASU) No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors” (ASU 2014-04). Issued in January 2014, ASU 2014-04 affects all creditors when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable has occurred. Adoption of this ASU did not have a material impact on the Company’s financial statements.

Effective January 1, 2015, the Company retrospectively adopted ASU No. 2015-02, “Amendments to the Consolidation Analysis” (ASU 2015-02). Issued in February 2015, ASU 2015-02 simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities. Adoption of this ASU did not have a material impact on the Company’s financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is currently effective for the Company on January 1, 2017 and early application is not permitted.  However, the FASB has voted to propose having the new standard take effect for reporting periods beginning after December 15, 2017 for public companies, with early adoption allowed as of the original effective date for public companies. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The following table summarizes simulated change in net interest income versus unchanged rates as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	12.5%	6.2%	6.4%	1.7%
+300 basis points	9.2%	4.6%	4.6%	1.3%
+200 basis points	5.8%	2.9%	2.7%	0.8%
+100 basis points	2.8%	1.6%	1.3%	0.5%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(1.3%)	(3.0%)	(0.2%)	(2.7%)

The following table presents the change in our economic value of equity as of March 31, 2015 and December 31, 2014, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2015	December 31, 2014
+400 basis points	4.8%	9.5%
+300 basis points	3.6%	7.8%
+200 basis points	1.6%	5.6%
+100 basis points	0.1%	3.2%
Flat rates	0.0%	0.0%
-100 basis points	(8.6%)	(5.6%)

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.
3.2	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.
10.1†	Form of Restricted Stock Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan (Employee Awards).
10.2†	Form of Restricted Stock Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan (Director Awards).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	May 6, 2015	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	May 6, 2015	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer