Form 10-Q
period 2015-06-30
Triumph Bancorp, Inc.
filed 2015-07-31
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Common Stock — $0.01 par value, 18,041,072 shares, as of July 31, 2015

TRIUMPH BANCORP, INC.

FORM 10-Q

June 30, 2015

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

(Dollar amounts in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$27,678	$21,312
Interest bearing deposits with other banks	72,036	139,576
Total cash and cash equivalents	99,714	160,888
Securities - available for sale	158,693	162,024
Securities - held to maturity, fair value of $744 and $750, respectively	746	745
Loans held for sale, at fair value	4,096	3,288
Loans, net of allowance for loan and lease losses of $11,462 and $8,843, respectively	1,141,217	997,035
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,707	4,903
Premises and equipment, net	21,677	21,933
Other real estate owned, net	6,322	8,423
Goodwill	15,968	15,968
Intangible assets, net	14,206	13,089
Bank-owned life insurance	29,295	29,083
Deferred tax assets, net	15,582	15,956
Other assets	16,036	14,563
Total assets	$1,529,259	$1,447,898
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest bearing	$164,560	$179,848
Interest bearing	1,024,699	985,381
Total deposits	1,189,259	1,165,229
Customer repurchase agreements	13,011	9,282
Federal Home Loan Bank advances	19,000	3,000
Junior subordinated debentures	24,553	24,423
Other liabilities	25,957	8,455
Total liabilities	1,271,780	1,210,389
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred Stock Series A	4,550	4,550
Preferred Stock Series B	5,196	5,196
Common stock	181	180
Additional paid-in-capital	192,605	191,049
Treasury stock, at cost	(170)	(161)
Retained earnings	54,053	35,744
Accumulated other comprehensive income	1,064	951
Total stockholders’ equity	257,479	237,509
Total liabilities and stockholders' equity	$1,529,259	$1,447,898

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$17,158	$13,860	$30,397	$28,236
Factored receivables, including fees	8,654	6,838	16,163	12,110
Taxable securities	659	663	1,337	1,319
Tax exempt securities	16	15	28	31
Cash deposits	110	77	251	135
Total interest income	26,597	21,453	48,176	41,831
Interest expense:
Deposits	1,667	1,141	3,237	2,249
Senior secured note	—	137	—	276
Junior subordinated debentures	278	272	550	543
Other	7	22	19	28
Total interest expense	1,952	1,572	3,806	3,096
Net interest income	24,645	19,881	44,370	38,735
Provision for loan losses	2,541	1,747	3,186	2,672
Net interest income after provision for loan losses	22,104	18,134	41,184	36,063
Noninterest income:
Service charges on deposits	666	813	1,278	1,552
Card income	578	548	1,101	1,037
Net OREO gains (losses) and valuation adjustments	52	(252)	78	(329)
Net gains on sale of securities	242	—	242	16
Net gains on sale of loans	491	319	1,033	575
Fee income	502	421	924	819
Bargain purchase gain	—	—	12,509	—
Asset management fees	1,274	129	2,232	129
Other	964	655	2,031	1,444
Total noninterest income	4,769	2,633	21,428	5,243
Noninterest expense:
Salaries and employee benefits	12,042	9,471	25,311	18,347
Occupancy, furniture and equipment	1,555	1,336	3,127	2,725
FDIC insurance and other regulatory assessments	271	280	534	541
Professional fees	852	793	2,179	1,385
Amortization of intangible assets	895	724	1,659	1,451
Advertising and promotion	526	683	1,069	1,126
Communications and technology	927	945	1,813	1,834
Other	2,567	1,928	4,726	3,647
Total noninterest expense	19,635	16,160	40,418	31,056
Net income before income tax	7,238	4,607	22,194	10,250
Income tax expense	2,586	1,626	3,498	3,542
Net income	4,652	2,981	18,696	6,708
Income attributable to noncontrolling interests	—	(500)	—	(887)
Net income attributable to Triumph Bancorp, Inc.	4,652	2,481	18,696	5,821
Dividends on preferred stock	(195)	(196)	(387)	(388)
Net income available to common stockholders	$4,457	$2,285	$18,309	$5,433
Earnings per common share
Basic	$0.25	$0.23	$1.03	$0.55
Diluted	$0.25	$0.23	$1.01	$0.55

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$4,652	$2,981	$18,696	$6,708
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(557)	574	431	1,159
Reclassification of amount realized through sale of securities	(242)	—	(242)	(16)
Tax effect	292	(218)	(76)	(435)
Total other comprehensive income (loss)	(507)	356	113	708
Comprehensive income	4,145	3,337	18,809	7,416
Income attributable to noncontrolling interests	—	(500)	—	(887)
Comprehensive income attributable to Triumph Bancorp, Inc.	$4,145	$2,837	$18,809	$6,529

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock – Series A		Preferred Stock – Series B		Common Stock			Treasury Stock			Accumulated
		Liquidation		Liquidation			Additional				Other	Non
	Shares	Preference	Shares	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Controlling	Total
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income	Interest	Equity
Balance, January 1, 2014	45,500	$4,550	51,956	$5,196	9,832,585	$98	$104,631	—	$—	$18,992	$133	$26,997	$160,597
Vesting of restricted stock units	—	—	—	—	13,511	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	196	—	—	—	—	—	196
Purchase of treasury stock	—	—	—	—	(277)	—	—	277	(4)	—	—	—	(4)
Series T-1 and T-2 dividends	—	—	—	—	—	—	—	—	—	(730)	—	—	(730)
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(182)	—	—	(182)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(206)	—	—	(206)
TCF Class B distributions	—	—	—	—	—	—	—	—	—	(63)	—	—	(63)
TCF Class B redemption	—	—	—	—	—	—	—	—	—	—	—	(1,100)	(1,100)
Net income	—	—	—	—	—	—	—	—	—	6,708	—	—	6,708
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	708	—	708
Balance, June 30, 2014	45,500	$4,550	51,956	$5,196	9,845,819	$98	$104,827	277	$(4)	$24,519	$841	$25,897	$165,924

Balance, January 1, 2015	45,500	$4,550	51,956	$5,196	17,963,783	$180	$191,049	10,984	$(161)	$35,744	$951	$—	$237,509
Issuance of restricted stock awards	—	—	—	—	77,956	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	(667)	—	9	667	(9)	—	—	—	—
Stock based compensation	—	—	—	—	—	—	1,548	—	—	—	—	—	1,548
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(181)	—	—	(181)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(206)	—	—	(206)
Net income	—	—	—	—	—	—	—	—	—	18,696	—	—	18,696
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	113	—	113
Balance, June 30, 2015	45,500	$4,550	51,956	$5,196	18,041,072	$181	$192,605	11,651	$(170)	$54,053	$1,064	$—	$257,479

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$18,696	$6,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,069	934
Net accretion on loans and deposits	(2,720)	(5,780)
Amortization of junior subordinated debentures	130	125
Net amortization on securities	301	144
Amortization of intangible assets	1,659	1,451
Deferred taxes	(366)	(8)
Provision for loan losses	3,186	2,672
Stock based compensation	1,548	196
Origination of loans held for sale	(36,220)	(24,127)
Proceeds from loan sales	36,445	26,007
Net gains on sale of securities	(242)	(16)
Net gains on sale of loans	(1,033)	(575)
Net OREO (gains) losses and valuation adjustments	(78)	329
Bargain purchase gain	(12,509)	—
(Increase) decrease in other assets	(543)	(3,270)
Increase (decrease) in other liabilities	3,888	(2,373)
Net cash provided by (used in) operating activities	13,211	2,417
Cash flows from investing activities:
Purchases of securities available for sale	(15,072)	(12,560)
Proceeds from sales of securities available for sale	12,559	6,794
Proceeds from maturities, calls, and pay downs of securities available for sale	5,973	22,687
Purchases of loans (shared national credits)	(16,685)	—
Net change in loans	(115,935)	(85,963)
Purchases of premises and equipment, net	(813)	(508)
Net proceeds from sale of OREO	2,926	2,722
Net proceeds from CLO warehouse investments	2,450	2,500
Purchases of FHLB and FRB stock, net	(804)	(2,174)
Cash paid for acquisitions, net of cash acquired	(127,591)	(49,482)
Proceeds from sale of loans obtained through Doral Money Inc. acquisition	36,765	—
Net cash provided by (used in) investing activities	(216,227)	(115,984)
Cash flows from financing activities:
Net increase in deposits	24,184	63,417
Increase (decrease) in customer repurchase agreements	3,729	3,983
Increase (decrease) in Federal Home Loan Bank advances	16,000	49,000
Repayment of senior secured note	—	(629)
Proceeds from the issuance of other borrowings	99,975	—
Repayment of other borrowings	(1,659)	—
Purchase of treasury stock	—	(4)
Distributions on noncontrolling interest and preferred stock	(387)	(1,181)
Redemption of TCF Class B units	—	(1,100)
Net cash provided by financing activities	141,842	113,486
Net increase in cash and cash equivalents	(61,174)	(81)
Cash and cash equivalents at beginning of period	160,888	85,797
Cash and cash equivalents at end of period	$99,714	$85,716
Supplemental cash flow information:
Interest paid	$3,629	$4,962
Income taxes paid	$2,488	$1,536
Supplemental noncash disclosures:
Loans transferred to OREO	$747	$379
Securities transferred in satisfaction of other borrowings	$98,316	$—
Loan purchases, not yet settled (shared national credits)	$12,929	$—
Loans transferred to branch assets held for sale	$—	$78,071
Premises and equipment transferred to branch assets held for sale	$—	$2,260

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Triumph Bancorp, Inc. (collectively with its subsidiaries, Triumph, or the Company, as applicable) is a financial holding company headquartered in Dallas, Texas. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph Capital Advisors, LLC (TCA), Triumph CRA Holdings, LLC (TCRA), National Bancshares, Inc. (NBI), NBI’s wholly owned subsidiary Triumph Community Bank, N.A. (TCB), Triumph Savings Bank, SSB (TSB), TSB’s wholly owned subsidiary Advance Business Capital, LLC (ABC), which currently operates under the d/b/a of Triumph Business Capital, and TSB’s wholly owned subsidiary Triumph Insurance Group (TIG). In addition, (i) TSB does business under the Triumph Commercial Finance name with respect to its commercial finance business, including asset-based lending, equipment lending and general factoring and (ii) TCB does business under the Triumph Healthcare Finance name with respect to its healthcare asset-based lending business.

The Company has received regulatory approval to merge its subsidiary banks, Triumph Community Bank, N.A. and Triumph Savings Bank, SSB, into a single bank. The combined bank will be named TBK Bank, SSB, and will continue doing business under the Triumph Community Bank and Triumph Savings Bank names in the markets where the Company currently operates under such names.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Company has four reportable segments consisting of Factoring, Banking, Asset Management, and Corporate. The Company’s Chief Executive Officer uses segment results to make operating and strategic decisions.

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

Issued in June 2014, ASU No. 2014-11, “Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure” (ASU 2014-11) aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Effective for interim periods beginning after March 31, 2015, the ASU requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, disclosures are required related to collateral, remaining contractual tenor, and the potential risks associated with repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions. Adoption of this ASU did not have a material impact on the Company’s financial statements as the Company’s repurchase agreements consist primarily of overnight customer sweep agreements secured by pledged U.S. Government agency and residential mortgage-backed securities.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Newly Issued, But Not Yet Effective Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard was originally effective for the Company on January 1, 2017.  However, at its July 9, 2015 meeting the FASB agreed to defer the mandatory effective date the new standard would take effect for reporting periods beginning after December 15, 2017, with early adoption allowed as of the original effective date for public companies. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 2 – Business combinations AND DIVESTITURES

Doral Money Acquisition

On February 27, 2015, Triumph Bancorp, Inc., through its subsidiary Triumph Capital Advisors, LLC, entered into a Purchase and Sale Agreement with the Federal Deposit Insurance Corporation (FDIC), in its capacity as receiver of Doral Bank, to acquire 100% of the equity of Doral Money, Inc. (DMI), a subsidiary of Doral Bank, and the management contracts associated with two active collateralized loan obligations (CLOs) with approximately $700,000,000 in assets under management. The consideration transferred in the acquisition consisted of cash paid at closing of $133,263,000 and a sales price adjustment of $2,601,000 which was accrued at March 31, 2015 and settled on April 7, 2015, for total consideration transferred of $135,864,000. The primary purpose of the acquisition was to expand the CLO assets under management at Triumph Capital Advisors, LLC.

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

The Company completed the acquisition via an FDIC bid process for DMI as part of the Doral Bank failure and the resulting nontaxable bargain purchase gain represents the excess of the fair value of the net assets acquired over the fair value of the net

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consideration transferred.  As of June 30, 2015, the accounting for income taxes and contingent liabilities associated with the acquisition had not been finalized.

The Company incurred pre-tax expenses related to the acquisition of approximately $243,000 which are included in professional fees in the consolidated statements of income in the period incurred.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at June 30, 2015 and December 31, 2014 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$95,749	$944	$(21)	$96,672
Mortgage-backed securities, residential	25,742	525	—	26,267
Asset backed securities	18,437	121	(25)	18,533
State and municipal	3,387	26	—	3,413
Corporate bonds	13,510	117	(15)	13,612
SBA pooled securities	194	2	—	196
Total available for sale securities	$157,019	$1,735	$(61)	$158,693

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
Other debt securities	$746	$4	$(6)	$744

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$93,150	$691	$—	$93,841
Mortgage-backed securities, residential	28,298	580	—	28,878
Asset backed securities	18,559	129	(90)	18,598
State and municipal	6,833	28	—	6,861
Corporate bonds	13,492	144	—	13,636
SBA pooled securities	207	3	—	210
Total available for sale securities	$160,539	$1,575	$(90)	$162,024

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
Other debt securities	$745	$5	$—	$750

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair value of securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,270	$1,272	$—	$—
Due from one year to five years	109,156	110,187	746	744
Due from five years to ten years	1,550	1,548	—	—
Due after ten years	670	690	—	—
	112,646	113,697	746	744
Mortgage-backed securities, residential	25,742	26,267	—	—
Asset backed securities	18,437	18,533	—	—
SBA pooled securities	194	196	—	—
	$157,019	$158,693	$746	$744

For the three and six months ended June 30, 2015, securities were sold resulting in proceeds of $12,559,000, gross gains of $242,000, and no losses. For the six months ended June 30, 2014, securities were sold resulting in proceeds of $6,794,000, gross gains of $25,000, and gross losses of $9,000. There were no sales of securities for the three months ended June 30, 2014.

Securities with a carrying amount of approximately $104,878,000 and $113,980,000 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure customer repurchase agreements, Federal Home Loan Bank advances, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$7,539	$(21)	$—	$—	$7,539	$(21)
Mortgage-backed securities, residential	—	—	—	—	—	—
Asset backed securities	4,875	(12)	4,971	(13)	9,846	(25)
State and municipal	—	—	—	—	—	—
Corporate bonds	1,769	(15)	—	—	1,769	(15)
SBA pooled securities	—	—	—	—	—	—
	$14,183	$(48)	$4,971	$(13)	$19,154	$(61)

Held to maturity securities:
Other debt securities	$219	$(6)	$—	$—	$219	$(6)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
Asset backed securities	8,703	(82)	4,959	(8)	13,662	(90)
State and municipal	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$8,703	$(82)	$4,959	$(8)	$13,662	$(90)

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

As of June 30, 2015, management does not have the intent to sell any of the securities classified as available for sale with unrealized losses in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2015, management believes the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Commercial real estate	$234,090	$249,164
Construction, land development, land	46,743	42,914
1-4 family residential properties	75,588	78,738
Farmland	25,701	22,496
Commercial	454,161	364,567
Factored receivables	199,716	180,910
Consumer	10,993	11,941
Mortgage warehouse	105,687	55,148
Total	1,152,679	1,005,878
Allowance for loan and lease losses	(11,462)	(8,843)
	$1,141,217	$997,035

Total loans include net deferred origination fees and costs and deferred factoring fees totaling $878,000 and $906,000 at June 30, 2015 and December 31, 2014, respectively.

Loans with carrying amounts of $168,232,000 and $141,427,000 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure Federal Home Loan Bank advance capacity.

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (ALLL) during the three and six months ended June 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended June 30, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,075	$183	$(54)	$10	$1,214
Construction, land development, land	344	2	—	—	346
1-4 family residential properties	223	29	(78)	77	251
Farmland	26	2	—	—	28
Commercial	3,996	1,109	(45)	4	5,064
Factored receivables	3,380	1,049	(312)	18	4,135
Consumer	84	61	(52)	67	160
Mortgage warehouse	158	106	—	—	264
	$9,286	$2,541	$(541)	$176	$11,462

(Dollars in thousands)	Beginning				Ending
Three months ended June 30, 2014	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$402	$60	$—	$1	$463
Construction, land development, land	194	48	—	—	242
1-4 family residential properties	203	35	(44)	3	197
Farmland	7	4	—	—	11
Commercial	1,519	811	(1)	3	2,332
Factored receivables	2,173	779	(136)	22	2,838
Consumer	75	(6)	(74)	101	96
Mortgage warehouse	58	16	—	—	74
	$4,631	$1,747	$(255)	$130	$6,253

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	Beginning				Ending
Six months ended June 30, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$533	$773	$(143)	$51	$1,214
Construction, land development, land	333	13	—	—	346
1-4 family residential properties	215	119	(183)	100	251
Farmland	19	9	—	—	28
Commercial	4,003	1,102	(47)	6	5,064
Factored receivables	3,462	1,004	(379)	48	4,135
Consumer	140	40	(147)	127	160
Mortgage warehouse	138	126	—	—	264
	$8,843	$3,186	$(899)	$332	$11,462

(Dollars in thousands)	Beginning				Ending
Six months ended June 30, 2014	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$348	$113	$—	$2	$463
Construction, land development, land	110	132	—	—	242
1-4 family residential properties	100	184	(189)	102	197
Farmland	7	4	—	—	11
Commercial	1,145	985	(13)	215	2,332
Factored receivables	1,842	1,136	(176)	36	2,838
Consumer	49	88	(215)	174	96
Mortgage warehouse	44	30	—	—	74
	$3,645	$2,672	$(593)	$529	$6,253

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (PCI) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
June 30, 2015	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,923	$224,697	$7,470	$234,090	$100	$759	$355	$1,214
Construction, land development, land	—	45,337	1,406	46,743	—	346	—	346
1-4 family residential properties	389	73,155	2,044	75,588	2	249	—	251
Farmland	—	25,701	—	25,701	—	28	—	28
Commercial	2,795	446,904	4,462	454,161	747	4,317	—	5,064
Factored receivables	2,644	197,072	—	199,716	1,513	2,622	—	4,135
Consumer	—	10,993	—	10,993	—	160	—	160
Mortgage warehouse	—	105,687	—	105,687	—	264	—	264
	$7,751	$1,129,546	$15,382	$1,152,679	$2,362	$8,745	$355	$11,462

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2014	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,934	$238,640	$8,590	$249,164	$—	$533	$—	$533
Construction, land development, land	—	41,431	1,483	42,914	—	333	—	333
1-4 family residential properties	627	76,041	2,070	78,738	—	215	—	215
Farmland	—	22,496	—	22,496	—	19	—	19
Commercial	7,188	353,022	4,357	364,567	716	3,287	—	4,003
Factored receivables	1,271	179,639	—	180,910	1,033	2,429	—	3,462
Consumer	—	11,941	—	11,941	—	140	—	140
Mortgage warehouse	—	55,148	—	55,148	—	138	—	138
	$11,020	$978,358	$16,500	$1,005,878	$1,749	$7,094	$—	$8,843

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans at June 30, 2015 and December 31, 2014:

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
June 30, 2015	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$532	$532	$100	$1,391	$1,414
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	16	23	2	373	479
Farmland	—	—	—	—	—
Commercial	2,189	2,218	747	606	606
Factored receivables	2,344	2,344	1,513	300	300
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$5,606	$5,642	$2,717	$2,670	$2,799

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2014	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$—	$—	$—	$1,934	$1,960
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	—	—	—	627	748
Farmland	—	—	—	—	—
Commercial	1,845	2,527	716	5,343	5,368
Factored receivables	1,271	1,271	1,033	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$3,116	$3,798	$1,749	$7,904	$8,076

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,926	$1	$1,992	$180
Construction, land development, land	—	—	—	—
1-4 family residential properties	433	9	842	142
Farmland	—	—	—	—
Commercial	4,833	80	5,761	27
Factored receivables	1,957	—	665	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
PCI	721	—	13	(3)
	$9,870	$90	$9,273	$346

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,928	$4	$2,113	$181
Construction, land development, land	—	—	—	—
1-4 family residential properties	647	32	1,018	145
Farmland	—	—	—	—
Commercial	4,992	119	5,642	40
Factored receivables	1,958	—	381	9
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
PCI	263	—	13	9
	$9,788	$155	$9,167	$384

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the unpaid principal and recorded investment for loans at June 30, 2015 and December 31, 2014. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI), (2) net deferred origination costs and fees, and (3) previous charge-offs.

(Dollars in thousands)	Recorded	Unpaid
June 30, 2015	Investment	Principal	Difference
Commercial real estate	$234,090	$244,743	$(10,653)
Construction, land development, land	46,743	48,263	(1,520)
1-4 family residential properties	75,588	78,626	(3,038)
Farmland	25,701	25,611	90
Commercial	454,161	456,220	(2,059)
Factored receivables	199,716	200,721	(1,005)
Consumer	10,993	11,054	(61)
Mortgage warehouse	105,687	105,687	—
	$1,152,679	$1,170,925	$(18,246)

	Recorded	Unpaid
December 31, 2014	Investment	Principal	Difference
Commercial	$249,164	$263,060	$(13,896)
Construction, land development, land	42,914	44,609	(1,695)
1-4 family residential properties	78,738	82,263	(3,525)
Farmland	22,496	22,400	96
Commercial	364,567	366,753	(2,186)
Factored receivables	180,910	181,817	(907)
Consumer	11,941	12,012	(71)
Mortgage warehouse	55,148	55,148	—
	$1,005,878	$1,028,062	$(22,184)

At June 30, 2015 and December 31, 2014, the Company had $19,672,000 and $18,976,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at June 30, 2015 and December 31, 2014:

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
June 30, 2015	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$224	$—	$1,992	$2,216
Construction, land development, land	1,168	—	—	1,168
1-4 family residential properties	310	—	445	755
Farmland	—	—	—	—
Commercial	4,887	—	2,407	7,294
Factored receivables	7,022	2,211	—	9,233
Consumer	280	—	—	280
Mortgage warehouse	—	—	—	—
PCI	—	—	5,895	5,895
	$13,891	$2,211	$10,739	$26,841

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2014	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$643	$—	$1,995	$2,638
Construction, land development, land	—	—	—	—
1-4 family residential properties	584	49	638	1,271
Farmland	—	—	—	—
Commercial	114	—	7,188	7,302
Factored receivables	7,202	651	—	7,853
Consumer	296	—	—	296
Mortgage warehouse	—	—	—	—
PCI	260	—	6,206	6,466
	$9,099	$700	$16,027	$25,826

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

Doubtful:

Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

PCI:

At acquisition, PCI loans had the characteristics of substandard loans and it was probable, at acquisition, that all contractually required principal and interest payments would not be collected. The Company evaluates these loans on a projected cash flow basis with this evaluation performed quarterly.

As of June 30, 2015 and December 31, 2014 based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)		Special
June 30, 2015	Pass	Mention	Substandard	Doubtful	PCI	Total
Commercial real estate	$216,720	$2,297	$7,603	$—	$7,470	$234,090
Construction, land development, land	45,337	—	—	—	1,406	46,743
1-4 family residential	73,080	—	464	—	2,044	75,588
Farmland	25,701	—	—	—	—	25,701
Commercial	430,782	8,442	10,475	—	4,462	454,161
Factored receivables	197,072	—	1,850	794	—	199,716
Consumer	10,993	—	—	—	—	10,993
Mortgage warehouse	105,687	—	—	—	—	105,687
	$1,105,372	$10,739	$20,392	$794	$15,382	$1,152,679

(Dollars in thousands)		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	PCI	Total
Commercial real estate	$231,627	$2,344	$6,603	$—	$8,590	$249,164
Construction, land development, land	41,431	—	—	—	1,483	42,914
1-4 family residential	75,781	77	810	—	2,070	78,738
Farmland	22,496	—	—	—	—	22,496
Commercial	347,534	2,435	10,241	—	4,357	364,567
Factored receivables	179,639	—	350	921	—	180,910
Consumer	11,941	—	—	—	—	11,941
Mortgage warehouse	55,148	—	—	—	—	55,148
	$965,597	$4,856	$18,004	$921	$16,500	$1,005,878

Troubled Debt Restructurings

Troubled debt restructurings and their effects were immaterial as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at June 30, 2015 and December 31, 2014, are as follows:

	June 30,	December 31,
	2015	2014
Contractually required principal and interest:
Real estate loans	$19,482	$23,457
Commercial loans	6,221	6,293
Outstanding contractually required principal and interest	$25,703	$29,750
Gross carrying amount included in loans receivable	$15,382	$16,500

The changes in accretable yield during the three and six months ended June 30, 2015 and 2014 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accretable yield, beginning balance	$4,496	$6,662	$4,977	$4,587
Additions	—	482	—	482
Accretion	(1,031)	(199)	(1,460)	(1,957)
Reclassification from nonaccretable to accretable yield	585	—	585	3,922
Disposals	(147)	(61)	(199)	(150)
Accretable yield, ending balance	$3,903	$6,884	$3,903	$6,884

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Goodwill	$15,968	$15,968
Core deposit intangibles	9,984	11,218
Other intangible assets	4,222	1,871
	$30,174	$29,057

The changes in goodwill and intangible assets during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$30,211	$27,791	$29,057	$28,518
Acquired goodwill	—	1,921	—	1,921
Acquired intangibles	858	2,055	2,776	2,055
Amortization of intangibles	(895)	(724)	(1,659)	(1,451)
Ending balance	$30,174	$31,043	$30,174	$31,043

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – Variable Interest Entities

The Company, through its subsidiary, TCA, acts as asset manager to various CLO funds. TCA earns asset management fees in accordance with the terms of its asset management agreements with the CLO funds.

The following table summarizes the closed CLO offerings with assets under management by TCA:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO I, LTD (Trinitas I)	May 1, 2014	$400,000
Trinitas CLO II, LTD (Trinitas II)	August 4, 2014	$416,000
Doral CLO II, LTD (Doral II)	April 26, 2012	$416,460
Doral CLO III, LTD (Doral III)	December 17, 2012	$310,800
Trinitas CLO III, LTD (Trinitas III)	June 9, 2015	$409,375

The securities sold in the CLO offerings were issued in a series of tranches ranging from an AAA rated debt tranche to an unrated tranche of subordinated notes. The Company does not hold any of the securities issued in the CLO offerings.  A related party of the Company holds insignificant interests in Trinitas II and Trinitas III.

TCA earned asset management fees totaling $1,274,000 and $2,232,000 for the three and six months ended June 30, 2015, respectively, and $129,000 for the three and six months ended June 30, 2014.

The Company performed a consolidation analysis to confirm whether the Company was required to consolidate the assets, liabilities, equity or operations of the closed CLO funds in its financial statements. The Company concluded that the closed CLO funds are variable interest entities; however, the Company, through TCA, does not hold variable interests in the entities as the Company’s interest in the CLO funds is limited to the asset management fees payable to TCA under their asset management agreements and the interests of its related parties are insignificant.  The Company concluded that the asset management fees were not variable interests in the CLO funds as (a) the asset management fees are commensurate with the services provided, (b) the asset management agreements include only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated on an arm’s-length basis, and (c) the Company does not hold other interests in the CLO funds (including interests held through related parties) that individually or in the aggregate absorb more than an insignificant amount of the CLO funds’ expected losses or receive more than an insignificant amount of the CLO funds’ expected residual returns. Consequently, the Company concluded that it was not required to consolidate the assets, liabilities, equity or operations of the closed CLO funds in its financial statements.

At December 31, 2014, Trinitas III was in a “warehouse” phase whereby it was acquiring senior secured corporate loans in anticipation of the securities offering that completed the final CLO securitization structure. The purchases of these warehouse assets were funded by initial third party equity investments, the Company’s initial equity investment, and the proceeds from third party debt financing. On June 9, 2015, Trinitas III completed its CLO securities offering and issued $409,375,000 face amount of CLO securities. In connection with the offering, Trinitas III redeemed the equity securities issued as part of its warehouse phase and repaid and terminated its warehouse credit facility.  The Company performed a consolidation analysis of Trinitas III during the warehouse phase and concluded that Trinitas III was a variable interest entity and that the Company and its related persons held variable interests in the entity that could have potentially been significant to the entity in the form of equity investments in the entity.  However, the Company also concluded that due to certain approval and denial powers available to the lender under the warehouse credit facility for Trinitas III which provided for shared decision-making powers, the Company was not the primary beneficiary of Trinitas III during the warehouse phase and therefore did not consolidate the assets, liabilities, equity, or operations of the entity in the Company’s financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - Deposits

Deposits at June 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Noninterest bearing demand	$164,560	$179,848
Interest bearing demand	228,909	236,525
Individual retirement accounts	56,285	55,034
Money market	116,019	117,514
Savings	73,016	70,407
Certificates of deposit	500,451	455,901
Brokered deposits	50,019	50,000
Total Deposits	$1,189,259	$1,165,229

At June 30, 2015, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	June 30, 2015
Within one year	$386,320
After one but within two years	151,393
After two but within three years	44,538
After three but within four years	13,794
After four but within five years	10,710
Total	$606,755

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $92,044,000 and $66,366,000 at June 30, 2015 and December 31, 2014, respectively.

NOTE 8 - Legal Contingencies

Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. The Company does not anticipate any material losses as a result of commitments and contingent liabilities.

Trademark Infringement Lawsuit

On February 18, 2015, a trademark infringement suit was filed in the United States District Court for the Western District of Tennessee Western Division against the Company and certain subsidiaries by Triumph Bancshares, Inc. and Triumph Bank, N.A., asserting that the Company’s use of “Triumph” as part of their trademarks and domain names causes a likelihood of confusion, has caused actual confusion, and infringes plaintiffs’ trademarks.  The suit seeks damages as well as an injunction to prevent the use of the name “Triumph” and certain other matters with respect to the Company and its subsidiaries.  The Company disagrees with the allegations in the complaint and will defend it vigorously.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$8,382	$15,588	$5,192	$14,600
Unused lines of credit	35,178	186,520	30,369	197,594
Standby letters of credit	1,385	1,984	1,840	1,915

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2015	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$96,672	$—	$96,672
Mortgage-backed securities-residential	—	26,267	—	26,267
Asset backed securities	—	18,533	—	18,533
State and municipal	—	3,413	—	3,413
Corporate bonds	—	13,612	—	13,612
SBA pooled securities	—	196	—	196
	$—	$158,693	$—	$158,693

Loans held for sale	$—	$4,096	$—	$4,096

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$93,841	$—	$93,841
Mortgage-backed securities-residential	—	28,878	—	28,878
Asset backed securities	—	18,598	—	18,598
State and municipal	—	3,592	3,269	6,861
Corporate bonds	—	13,636	—	13,636
SBA pooled securities	—	210	—	210
	$—	$158,755	$3,269	$162,024

Loans held for sale	$—	$3,288	$—	$3,288

There were no transfers between levels during 2015 or 2014.

At December 31, 2014, the Company classified $3,269,000 of municipal securities as level 3. These securities were called during the six months ended June 30, 2015.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2015	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$432	$432
1-4 family residential properties	—	—	14	14
Commercial	—	—	1,442	1,442
Factored receivables	—	—	831	831
PCI	—	—	170	170
Other real estate owned (1)
1-4 family residential properties	—	—	92	92
Construction, land development, land	—	—	411	411
	$—	$—	$3,392	$3,392

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial	$—	$—	$1,129	$1,129
Factored receivables	—	—	238	238
Other real estate owned (1)
1-4 family residential properties	—	—	97	97
Commercial	—	—	2,163	2,163
Construction, land development, land	—	—	1,487	1,487
	$—	$—	$5,114	$5,114

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
June 30, 2015	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$99,714	$99,714	$—	$—	$99,714
Securities - held to maturity	746	—	744	—	744
Loans not previously presented, net	1,138,328	—	—	1,144,194	1,144,194
FHLB and FRB stock	5,707	N/A	N/A	N/A	N/A
Accrued interest receivable	4,328	—	4,328	—	4,328

Financial liabilities:
Deposits	1,189,259	—	1,191,279	—	1,191,279
Customer repurchase agreements	13,011	—	13,011	—	13,011
Federal Home Loan Bank advances	19,000		19,000		19,000
Junior subordinated debentures	24,553	—	24,553	—	24,553
Accrued interest payable	1,149	—	1,149	—	1,149

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2014	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$160,888	$160,888	$—	$—	$160,888
Securities - held to maturity	745	—	750	—	750
Loans not previously presented, net	995,668	—	—	1,001,548	1,001,548
FHLB and FRB stock	4,903	N/A	N/A	N/A	N/A
Accrued interest receivable	3,727	—	3,727	—	3,727

Financial liabilities:
Deposits	1,165,229	—	1,167,479	—	1,167,479
Customer repurchase agreements	9,282	—	9,282	—	9,282
Federal Home Loan Bank advances	3,000	—	3,000	—	3,000
Junior subordinated debentures	24,423	—	24,423	—	24,423
Accrued interest payable	971	—	971	—	971

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company, TSB and TCB are set forth in the table below. The final rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016 and becoming fully effective on January 1, 2019. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the new capital level requirements set forth in the table below in order to qualify as “well capitalized.” As of June 30, 2015, TSB’s and TCB’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2015 that management believes would change either institution’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company, TSB, and TCB are presented in the following table as of June 30, 2015 and December 31, 2014.  For periods beginning on or after January 1, 2015, capital ratios are calculated and presented in accordance with the requirements of Basel III.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
(Dollars in thousands)	Actual		Action Provisions		Action Provisions
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$263,293	20.0%	$105,102	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$62,464	15.5%	$32,232	8.0%	$40,291	10.0%
Triumph Community Bank	$132,191	15.3%	$69,035	8.0%	$86,293	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$251,691	19.2%	$78,826	6.0%	N/A	N/A
Triumph Savings Bank, SSB	$57,595	14.3%	$24,174	6.0%	$32,232	8.0%
Triumph Community Bank	$125,552	14.6%	$51,774	6.0%	$69,032	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$223,046	17.0%	$59,120	4.5%	N/A	N/A
Triumph Savings Bank, SSB	$57,595	14.3%	$18,131	4.5%	$26,189	6.5%
Triumph Community Bank	$125,552	14.6%	$38,831	4.5%	$56,089	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$251,691	17.0%	$59,181	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$57,595	13.3%	$17,321	4.0%	$21,651	5.0%
Triumph Community Bank	$125,552	12.6%	$39,880	4.0%	$49,850	5.0%

As of December 31, 2014
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$229,509	20.4%	$90,213	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$56,013	16.5%	$27,118	8.0%	$33,898	10.0%
Triumph Community Bank	$117,254	15.0%	$62,547	8.0%	$78,184	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$220,550	19.6%	$45,107	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	15.3%	$13,559	4.0%	$20,339	6.0%
Triumph Community Bank	$112,289	14.4%	$31,273	4.0%	$46,910	6.0%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$220,550	15.9%	$55,412	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	13.0%	$15,982	4.0%	$19,978	5.0%
Triumph Community Bank	$112,289	11.9%	$37,812	4.0%	$47,265	5.0%

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

	Preferred Stock				Common Stock		Treasury Stock
	Series A		Series B
	June	December	June	December	June	December	June	December
	2015	2014	2015	2014	2015	2014	2015	2014
Number of shares authorized	50,000	50,000	115,000	115,000	50,000,000	50,000,000
Number of shares issued	45,500	45,500	51,956	51,956	18,052,723	17,974,767
Number of shares outstanding	45,500	45,500	51,956	51,956	18,041,072	17,963,783	11,651	10,984
Par value per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	8.00%	8.00%
Initial dividend payment date	3/31/2013	3/31/2013	12/31/2013	12/31/2013
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $852,000 and $1,548,000 for the three and six month periods ended June 30, 2015, respectively, and $83,000 and $196,000 for the three and six month periods ended June 30, 2014, respectively.

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

A summary of changes in the Company’s nonvested RSAs under the Omnibus Incentive Plan for the six months ended June 30, 2015 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2015	252,256	$14.71
Granted	77,956	13.50
Vested	—	—
Forfeited	(667)	14.71
Nonvested at June 30, 2015	329,545	$14.42

Compensation expense for RSAs granted under the Omnibus Incentive Program will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of June 30, 2015, there was $2,974,000 of unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 1.73 years.

Amended and Restricted Stock Plan

The Company’s Amended and Restricted Stock Plan (the Terminated Plan) provided for the issuance of up to 750,000 shares of restricted common stock to officers, directors and employees of the Company and its subsidiaries. In August 2014, the Company

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

terminated the plan and approved the immediate and full acceleration of vesting on all remaining nonvested RSUs in anticipation of its contemplated initial public offering. As a result, the Company recognized all remaining unrecognized compensation cost associated with these shares during the third quarter of 2014.

A summary of changes in the Company’s nonvested RSUs under the Terminated Plan for the six months ended June 30, 2014 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Units	Fair Value
Nonvested at January 1, 2014	26,120	$10.77
Granted	32,275	14.08
Vested	(13,511)	12.12
Forfeited	—	—
Nonvested at June 30, 2014	44,884	$12.75

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Basic
Net income to common stockholders	$4,457	$2,285	$18,309	$5,433
Weighted average common shares outstanding	17,711,527	9,845,819	17,711,527	9,839,313
Basic earnings per common share	$0.25	$0.23	$1.03	$0.55
Diluted
Net income to common stockholders	$4,457	$2,285	$18,309	$5,433
Dilutive effect of preferred stock	—	—	387	—
Net income to common stockholders - diluted	$4,457	$2,285	$18,696	$5,433
Weighted average common shares outstanding	17,711,527	9,845,819	17,711,527	9,839,313
Add: Dilutive effects of restricted stock	71,022	11,807	41,492	9,090
Add: Dilutive effects of assumed exercises of stock warrants	31,276	52,881	30,050	52,881
Add: Dilutive effects of assumed conversion of Preferred A	—	—	315,773	—
Add: Dilutive effects of assumed conversion of Preferred B	—	—	360,578	—
Average shares and dilutive potential common shares	17,813,825	9,910,507	18,459,420	9,901,284
Dilutive earnings per common share	$0.25	$0.23	$1.01	$0.55

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares assumed to be converted from Preferred Stock Series A	315,773	315,773	—	315,773
Shares assumed to be converted from Preferred Stock Series B	360,578	360,578	—	360,578

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – BUSINESS SEGMENT INFORMATION

The following table presents the Company’s operating segments. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s allowance for loan and lease losses determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes The Factoring segment includes only factoring originated by ABC. General factoring services not originated through ABC are included in the Banking segment.

(Dollars in thousands)			Asset
Three Months Ended June 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$8,275	$18,189	$5	$128	$26,597
Intersegment interest allocations	(1,017)	1,017	—	—	—
Total interest expense	—	1,674	—	278	1,952
Net interest income (expense)	7,258	17,532	5	(150)	24,645
Provision for loan losses	477	1,971	—	93	2,541
Net interest income after provision	6,781	15,561	5	(243)	22,104
Other noninterest income	450	2,708	1,352	259	4,769
Noninterest expense	4,450	12,707	809	1,669	19,635
Operating income (loss)	$2,781	$5,562	$548	$(1,653)	$7,238

Total assets	$189,755	$1,251,704	$13,812	$73,988	$1,529,259
Gross loans	$176,154	$957,888	$42	$18,595	$1,152,679

(Dollars in thousands)			Asset
Three Months Ended June 30, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$6,637	$14,804	$—	$12	$21,453
Intersegment interest allocations	(701)	701	—	—	—
Total interest expense	—	1,164	—	408	1,572
Net interest income (expense)	5,936	14,341	—	(396)	19,881
Provision for loan losses	512	1,235	—	—	1,747
Net interest income after provision	5,424	13,106	—	(396)	18,134
Noninterest income	404	1,945	129	155	2,633
Noninterest expense	3,509	11,025	720	906	16,160
Operating income (loss)	$2,319	$4,026	$(591)	$(1,147)	$4,607

Total assets	$159,246	$1,223,317	$252	$24,257	$1,407,072
Gross loans	$146,370	$793,147	$—	$—	$939,517

(Dollars in thousands)			Asset
Six Months Ended June 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$15,503	$32,424	$65	$184	$48,176
Intersegment interest allocations	(1,926)	1,926	—	—	—
Total interest expense	—	3,246	10	550	3,806
Net interest income (expense)	13,577	31,104	55	(366)	44,370
Provision for loan losses	368	2,725	—	93	3,186
Net interest income after provision	13,209	28,379	55	(459)	41,184
Bargain purchase gain	—	—	12,509	—	12,509
Other noninterest income	781	5,293	2,309	536	8,919
Noninterest expense	8,762	25,107	3,435	3,114	40,418
Operating income (loss)	$5,228	$8,565	$11,438	$(3,037)	$22,194

Total assets	$189,755	$1,251,704	$13,812	$73,988	$1,529,259
Gross loans	$176,154	$957,888	$42	$18,595	$1,152,679

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)			Asset
Six Months Ended June 30, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$11,742	$30,063	$—	$26	$41,831
Intersegment interest allocations	(1,272)	1,272	—	—	—
Total interest expense	—	2,278	—	818	3,096
Net interest income	10,470	29,057	—	(792)	38,735
Provision for loan losses	902	1,770	—	—	2,672
Net interest income after provision	9,568	27,287	—	(792)	36,063
Noninterest income	787	3,912	129	415	5,243
Noninterest expense	6,445	21,890	1,074	1,647	31,056
Operating income (loss)	$3,910	$9,309	$(945)	$(2,024)	$10,250

Total assets	$159,246	$1,223,317	$252	$24,257	$1,407,072
Gross loans	$146,370	$793,147	$—	$—	$939,517

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our two wholly owned bank subsidiaries, Triumph Savings Bank and Triumph Community Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending and healthcare lending products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our Triumph Capital Advisors subsidiary, we provide investment management services currently focused on the origination and management of collateralized loan obligations. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of June 30, 2015, we had consolidated total assets of $1.529 billion, total loans held for investment of $1.153 billion, total deposits of $1.189 billion and total stockholders’ equity of $257.5 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. In addition, through our Triumph Capital Advisors asset management subsidiary, we provide fee-based asset management services distinct from our traditional banking offerings and operations.  As a result, we have determined our reportable segments are Banking, Factoring, Asset Management, and Corporate. For the six months ended June 30, 2015, our banking segment generated 66% of our total revenue (comprised of interest and noninterest income, excluding the bargain purchase gain), our factoring segment generated 29% of our total revenue, our asset management segment generated 4% of our total revenue, and our corporate segment generated 1% of our total revenue.

Doral Money, Inc. Acquisition

On February 27, 2015, Triumph Capital Advisors entered into a Purchase and Sale Agreement with the Federal Deposit Insurance Corporation, in its capacity as receiver of Doral Bank, to acquire 100% of the equity of Doral Money, Inc., a subsidiary of Doral Bank, and the management contracts associated with two active collateralized loan obligations with approximately $700 million in assets under management. The consideration transferred in the acquisition consisted of cash paid of $135.9 million and resulted in the recognition of a pre-tax bargain purchase gain in the amount of $12.5 million. The purpose of the acquisition was to expand our asset management operations.

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

Financial Highlights

The Company’s key financial highlights as of and for the three and six months ended June 30, 2015, as compared to the prior period, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Income Statement Data:
Interest income	$26,597	$21,453	$48,176	$41,831
Interest expense	1,952	1,572	3,806	3,096
Net interest income	24,645	19,881	44,370	38,735
Provision for loan losses	2,541	1,747	3,186	2,672
Net interest income after provision	22,104	18,134	41,184	36,063
Bargain purchase gain	—	—	12,509	—
Other noninterest income	4,769	2,633	8,919	5,243
Noninterest income	4,769	2,633	21,428	5,243
Noninterest expense	19,635	16,160	40,418	31,056
Net income before income taxes	7,238	4,607	22,194	10,250
Income tax expense	2,586	1,626	3,498	3,542
Net income	4,652	2,981	18,696	6,708
Income attributable to noncontrolling interests	—	(500)	—	(887)
Dividends on preferred stock	(195)	(196)	(387)	(388)
Net income available to common stockholders	$4,457	$2,285	$18,309	$5,433

Per Share Data:
Basic earnings per common share	$0.25	$0.23	$1.03	$0.55
Diluted earnings per common share	$0.25	$0.23	$1.01	$0.55
Weighted average shares outstanding - basic	17,711,527	9,845,819	17,711,527	9,839,313
Weighted average shares outstanding - diluted	17,813,825	9,910,507	18,459,420	9,901,284

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	N/A	N/A	$0.39	N/A
Adjusted weighted average shares outstanding - diluted	N/A	N/A	17,783,069	N/A

Performance ratios - Annualized(2):
Return on average assets	1.23%	0.88%	2.55%	1.03%
Return on average common equity (1)	7.27%	7.05%	15.37%	8.54%
Return on average tangible common equity (1)	8.28%	8.98%	17.54%	10.94%
Return on average total equity	7.30%	7.18%	15.08%	8.20%
Yield on loans	9.49%	8.83%	9.02%	9.00%
Adjusted yield on loans (1)	8.96%	7.75%	8.52%	7.75%
Cost of interest bearing deposits	0.65%	0.50%	0.65%	0.50%
Cost of total deposits	0.56%	0.42%	0.56%	0.43%
Cost of total funds	0.63%	0.53%	0.63%	0.55%
Net interest margin (1)	7.20%	6.58%	6.67%	6.72%
Adjusted net interest margin (1)	6.78%	5.74%	6.28%	5.74%
Efficiency ratio (1)	66.75%	71.78%	72.52%	70.62%
Net noninterest expense to average assets (1)	3.95%	3.99%	4.06%	3.96%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2015	2014
Balance Sheet Data:
Total assets	$1,529,259	$1,447,898
Cash and cash equivalents	99,714	160,888
Investment securities	159,439	162,769
Loans held for sale	4,096	3,288
Loans held for investment, net	1,141,217	997,035
Total liabilities	1,271,780	1,210,389
Noninterest bearing deposits	164,560	179,848
Interest bearing deposits	1,024,699	985,381
Junior subordinated debentures	24,553	24,423
Total stockholders’ equity	257,479	237,509
Preferred stockholders' equity	9,746	9,746
Common stockholders' equity (1)	247,733	227,763

Per Share Data:
Book value per share	$13.73	$12.68
Tangible book value per share (1)	$12.06	$11.06
Shares outstanding end of period	18,041,072	17,963,783

Asset Quality ratios(3):
Past due to total loans	2.33%	2.57%
Nonperforming loans to total loans	1.12%	1.66%
Nonperforming assets to total assets	1.26%	1.73%
ALLL to nonperforming loans	88.51%	53.02%
ALLL to total loans	0.99%	0.88%
Net charge-offs to average loans(4)	0.05%	0.07%

Capital ratios (5):
Tier 1 capital to average assets	17.01%	15.92%
Tier 1 capital to risk-weighted assets	19.16%	19.56%
Common equity Tier 1 capital to risk-weighted assets	16.98%	N/A
Total capital to risk-weighted assets	20.04%	20.35%
Total stockholders' equity to total assets	16.84%	16.40%
Tangible common stockholders' equity ratio (1)	14.51%	14.00%

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

(2)	Amounts have been annualized.
(3)	Asset quality ratios exclude loans held for sale.
(4)	Net charge-offs to average loans ratios are for the six months ended June 30, 2015 and the year ended December 31, 2014.
(5)	Effective January 1, 2015, capital ratios are calculated under the requirements of Basel III.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Net income available to common stockholders	N/A	N/A	$18,309	N/A
Less: bargain purchase gain, nontaxable	N/A	N/A	12,509	N/A
Add: merger and acquisition expenses, net of tax	N/A	N/A	158	N/A
Add: incremental bonus, net of tax	N/A	N/A	1,138	N/A
Less: escrow recovery from DHF, net of tax	N/A	N/A	195	N/A
Adjusted net income available to common stockholders	N/A	N/A	$6,901	N/A

Weighted average shares outstanding - diluted	N/A	N/A	18,459,420	N/A
Less: adjusted effects of assumed preferred stock conversion	N/A	N/A	676,351	N/A
Adjusted weighted average shares outstanding - diluted	N/A	N/A	17,783,069	N/A
Adjusted diluted earnings per common share	N/A	N/A	$0.39	N/A

Net income available to common stockholders	$4,457	$2,285	$18,309	$5,433
Average tangible common equity	215,846	102,107	210,554	100,163
Return on average tangible common equity	8.28%	8.98%	17.54%	10.94%

Efficiency ratio:
Net interest income	$24,645	$19,881	$44,370	$38,735
Noninterest income	4,769	2,633	21,428	5,243
Operating revenue	29,414	22,514	65,798	43,978
Less: bargain purchase gain, nontaxable	—	—	12,509	—
Less: escrow recovery from DHF, pre-tax	—	—	300	—
Adjusted operating revenue	$29,414	$22,514	$52,989	$43,978

Total noninterest expense	$19,635	$16,160	$40,418	$31,056
Less: merger and acquisition expenses, pre-tax	—	—	243	—
Less: incremental bonus, pre-tax	—	—	1,750	—
Adjusted noninterest expense	$19,635	$16,160	$38,425	$31,056
Efficiency ratio	66.75%	71.78%	72.52%	70.62%

Net noninterest expense to average assets ratio:
Total noninterest expense	$19,635	$16,160	$40,418	$31,056
Less: merger and acquisition expenses, pre-tax	—	—	243	—
Less: incremental bonus, pre-tax	—	—	1,750	—
Adjusted noninterest expense	$19,635	$16,160	$38,425	$31,056

Total noninterest income	$4,769	$2,633	$21,428	$5,243
Less: bargain purchase gain, nontaxable	—	—	12,509	—
Less: escrow recovery from DHF, pre-tax	—	—	300	—
Adjusted noninterest income	4,769	2,633	8,619	5,243
Adjusted net noninterest expenses	$14,866	$13,527	$29,806	$25,813
Average Total Assets	1,511,045	1,359,503	1,480,546	1,315,256
Net noninterest expense to average assets ratio	3.95%	3.99%	4.06%	3.96%

Reported yield on loans	9.49%	8.83%	9.02%	9.00%
Effect of accretion income on acquired loans	(0.53%)	(1.08%)	(0.50%)	(1.25%)
Adjusted yield on loans	8.96%	7.75%	8.52%	7.75%

Reported net interest margin	7.20%	6.58%	6.67%	6.72%
Effect of accretion income on acquired loans	(0.42%)	(0.84%)	(0.39%)	(0.98%)
Adjusted net interest margin	6.78%	5.74%	6.28%	5.74%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2015	2014
Total stockholders' equity	$257,479	$237,509
Less: Preferred stock liquidation preference	9,746	9,746
Total common stockholders' equity	247,733	227,763
Less: Goodwill and other intangibles	30,174	29,057
Tangible common stockholders' equity	$217,559	$198,706
Common shares outstanding	18,041,072	17,963,783
Tangible book value per share	$12.06	$11.06

Total assets at end of period	$1,529,259	$1,447,898
Less: Goodwill and other intangibles	30,174	29,057
Adjusted total assets at period end	$1,499,085	$1,418,841
Tangible common stockholders' equity ratio	14.51%	14.00%

Results of Operations

Net Income

Three months ended June 30, 2015 compared with three months ended June 30, 2014. We earned net income of $4.7 million for the three months ended June 30, 2015 compared to $3.0 million for the three months ended June 30, 2014, an increase of $1.7 million. The increase was the result of a $4.7 million increase in net interest income and a $2.2 million increase in noninterest income, offset in part by a $0.8 million increase in the provision for loan losses, a $1.0 million increase in income tax expense, and a $3.4 million increase in noninterest expense.

Six months ended June 30, 2015 compared with six months ended June 30, 2014. We earned net income of $18.7 million for the six months ended June 30, 2015 compared to $6.7 million for the six months ended June 30, 2014, an increase of $12.0 million. The increase was primarily the result of a $5.7 million increase in net interest income and a $16.2 million increase in noninterest income, offset in part by a $0.5 million increase in the provision for loan losses and a $9.3 million increase in noninterest expense. These results were most significantly impacted by our acquisition of Doral Money, Inc. during the six months ended June 30, 2015 which resulted in a pre-tax bargain purchase gain in the amount of $12.5 million included in noninterest income offset by an additional $1.8 million bonus accrual and approximately $0.3 million of transaction costs recorded in connection with the Doral Money, Inc. acquisition and reported as noninterest expense.  Additional increases in noninterest expense generally reflect both the additional costs associated with operating as a public company as well as operational growth in our factoring, asset-based lending, and equipment lending product lines.

Excluding the impact of the Doral Money, Inc. acquisition, we earned net income of $7.3 million for the six months ended June 30, 2015.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest earning assets, including loans and securities, and interest expense incurred on interest bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest earning assets and interest bearing liabilities, combine to affect net interest income. Our net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest earning assets and rates paid on interest bearing liabilities, referred to as a “rate change.”

Three months ended June 30, 2015 compared with three months ended June 30, 2014. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and cash equivalents	$119,969	$110	0.37%	$96,862	$77	0.32%
Taxable securities	153,073	609	1.60%	161,353	609	1.51%
Tax-exempt securities	3,643	16	1.76%	6,697	15	0.90%
FHLB and FRB stock	5,288	50	3.79%	6,016	54	3.60%
Loans (1)	1,090,472	25,812	9.49%	940,155	20,698	8.83%
Total interest earning assets	1,372,445	26,597	7.77%	1,211,083	21,453	7.11%
Noninterest earning assets:
Cash and cash equivalents	24,921			27,203
Other noninterest earning assets	113,679			121,217
Total assets	$1,511,045			$1,359,503
Interest bearing liabilities:
Deposits:
Interest bearing demand	$239,033	$36	0.06%	$251,075	$51	0.08%
Individual retirement accounts	55,778	168	1.21%	52,690	144	1.10%
Money market	116,517	66	0.23%	137,630	79	0.23%
Savings	74,088	9	0.05%	74,583	9	0.05%
Certificates of deposit	485,533	1,263	1.04%	352,227	801	0.91%
Brokered deposits	50,002	125	1.00%	50,789	57	0.45%
Total deposits	1,020,951	1,667	0.65%	918,994	1,141	0.50%
Short-term borrowings	28,862	7	0.10%	59,736	22	0.15%
Senior secured note	—	—	—	11,993	137	4.58%
Junior subordinated debentures	24,513	278	4.55%	24,256	272	4.50%
Total interest bearing liabilities	1,074,326	1,952	0.73%	1,014,979	1,572	0.62%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	170,240			168,808
Other liabilities	10,825			9,125
Total equity	255,654			166,591
Total liabilities and equity	$1,511,045			$1,359,503
Net interest income		$24,645			$19,881
Interest spread (2)			7.04%			6.49%
Net interest margin (3)			7.20%			6.58%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.

We earned net interest income of $24.6 million for the three months ended June 30, 2015 compared to $19.9 million for the three months ended June 30, 2014, an increase of $4.7 million, or 23.6%. This increase in net interest income was driven by increases in average interest earning assets, which was primarily attributable to growth in our commercial finance product lines, as our factored receivables, TCF asset-based loans, THF asset-based loans, and TCF equipment loans all increased on a period over period basis as a result of our continued execution of our growth strategy for such products.  Average total interest earning assets increased to $1.372 billion for the three months ended June 30, 2015 from $1.211 billion for the three months ended June 30, 2014, an increase of $161 million, or 13.3%. In addition, the increase in interest income during the three months ended June 30, 2015 was impacted by approximately $1.7 million of delinquent interest collected upon the resolution, for cash, of a nonperforming commercial loan and approximately $0.6 million of fees received in conjunction with the restructuring of an asset-based healthcare loan.

The increases in our net interest income resulting from changes in the interest income generated by our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits.  Average total interest bearing deposits increased to $1.021 billion for the three months ended June 30, 2015 from $919 million for the three months ended June 30, 2014, an increase of $102 million, or 11.1%.  This increase was primarily due to growth in our certificates of deposit as these higher cost deposit products were used to fund our growth period over period.

Net interest margin increased to 7.20% for the three months ended June 30, 2015 from 6.58% for the three months ended June 30, 2014, an increase of 62 basis points.

The increase in our net interest margin primarily resulted from an increase in yields on our interest earning assets.  Our average yield on earning assets increased to 7.77% for the three months ended June 30, 2015 from 7.11% for the three months ended June 30, 2014, an increase of 66 basis points. The increase was primarily due to additional interest income on the loan portfolio related to the delinquent interest and restructuring fee collections discussed above, as well as growth of our higher-yielding specialized commercial finance products.  These increases were offset in part by the diminishing impact of discount accretion on the loan portfolio yield period over period.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition in 2013. The aggregate increased yield on our loan portfolio attributable to this discount accretion was 53 basis points for the three months ended June 30, 2015 and 108 basis points for the three months ended June 30, 2014. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 8.96% and 7.75% for the three months ended June 30, 2015 and 2014, respectively.  We anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, TCF asset-based loans, THF asset-based loans, and TCF equipment loans.  As of June 30, 2015, there was approximately $7.8 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Triumph Savings Bank and acquired Triumph Community Bank loan portfolios.

The increases in our net interest margin resulting from changes in the average yield in our loan portfolio discussed above were offset in part by an increase in our average cost of funds.  Our average cost of interest bearing liabilities increased to 0.73% for the three months ended June 30, 2015 from 0.62% for the three months ended June 30, 2014, an increase of 11 basis points.  This increase was primarily due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit and brokered funds as these deposit products were used to fund our growth period over period. In addition, maturing brokered deposits were replaced with new brokered deposits at a higher effective interest rate during the period.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 6.78% and 5.74% for the three months ended June 30, 2015 and 2014, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015 vs. 2014
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$12	$21	$33
Taxable securities	33	(33)	—
Tax-exempt securities	14	(13)	1
FHLB and FRB stock	3	(7)	(4)
Loans	1,556	3,558	5,114
Total interest income	1,618	3,526	5,144
Interest bearing liabilities:
Interest bearing demand	(13)	(2)	(15)
Individual retirement accounts	15	9	24
Money market	(1)	(12)	(13)
Savings	—	—	—
Certificates of deposit	115	347	462
Brokered deposits	70	(2)	68
Total deposits	186	340	526
Short-term borrowings	(8)	(7)	(15)
Senior secured note	—	(137)	(137)
Junior subordinated debentures	3	3	6
Total interest expense	181	199	380
Change in net interest income	$1,437	$3,327	$4,764

Six months ended June 30, 2015 compared with six months ended June 30, 2014. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and cash equivalents	$137,373	$251	0.37%	$81,177	$135	0.34%
Taxable securities	153,938	1,236	1.62%	165,198	1,214	1.48%
Tax-exempt securities	4,770	28	1.18%	7,096	31	0.88%
FHLB and FRB stock	4,915	101	4.14%	5,672	105	3.73%
Loans (1)	1,040,737	46,560	9.02%	903,587	40,346	9.00%
Total interest earning assets	1,341,733	48,176	7.24%	1,162,730	41,831	7.25%
Noninterest earning assets:
Cash and cash equivalents	25,444			28,258
Other noninterest earning assets	113,369			124,268
Total assets	$1,480,546			$1,315,256
Interest bearing liabilities:
Deposits:
Interest bearing demand	$234,766	$69	0.06%	$228,776	$83	0.07%
Individual retirement accounts	55,575	324	1.18%	52,991	285	1.08%
Money market	117,851	133	0.23%	141,123	160	0.23%
Savings	73,067	18	0.05%	73,271	18	0.05%
Certificates of deposit	477,100	2,444	1.03%	354,170	1,591	0.91%
Brokered deposits	50,003	249	1.00%	54,592	112	0.41%
Total deposits	1,008,362	3,237	0.65%	904,923	2,249	0.50%
Short-term borrowings	22,083	19	0.17%	43,436	28	0.13%
Senior secured note	—	—	—	12,149	276	4.58%
Junior subordinated debentures	24,481	550	4.53%	24,225	543	4.52%
Total interest bearing liabilities	1,054,926	3,806	0.73%	984,733	3,096	0.63%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	165,583			156,377
Other liabilities	10,028			9,237
Total equity	250,009			164,909
Total liabilities and equity	$1,480,546			$1,315,256
Net interest income		$44,370			$38,735
Interest spread (2)			6.51%			6.62%
Net interest margin (3)			6.67%			6.72%
(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.

We earned net interest income of $44.4 million for the six months ended June 30, 2015 compared to $38.7 million for the six months ended June 30, 2014, an increase of $5.7 million, or 14.7%. This increase in net interest income was driven by increases in average interest earning assets, which was primarily attributable to growth in our commercial finance product lines, as our factored receivables, TCF asset-based loans, THF asset-based loans, and TCF equipment loans all increased on a period over period basis as a result of our continued execution of our growth strategy for such products.  Average total interest earning assets increased to $1.342 billion for the six months ended June 30, 2015 from $1.163 billion for the six months ended June 30, 2014, an increase of $179 million, or 15.4%.  In addition, the increase in interest income during the six months ended June 30, 2015 was impacted by approximately $1.7 million of delinquent interest collected upon the resolution, for cash, of a nonperforming commercial loan and approximately $0.6 million of fees received in conjunction with the restructuring of an asset-based healthcare loan.

The growth in net interest income attributable to increases in our average interest earning assets was offset in part by a decrease in our net interest margin.  Net interest margin decreased to 6.67% for the six months ended June 30, 2015 from 6.72% for the six months ended June 30, 2014, a decrease of 5 basis points.

The decline in our net interest margin primarily resulted from an increase in our average cost of funds.  Our average cost of interest bearing liabilities increased to 0.73% for the six months ended June 30, 2015 from 0.63% for the six months ended June 30, 2014, an increase of 10 basis points.  This increase was primarily due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit and brokered funds as these deposit products were used to fund our growth period over period.  In addition, maturing brokered deposits were replaced with new brokered deposits at a higher effective interest rate during the period.

The decline in our net interest margin was also impacted from a slight decrease in overall yields on our interest earning assets.  Our average yield on interest earning assets decreased to 7.24% for the six months ended June 30, 2015 from 7.25% for the six months ended June 30, 2014, a decrease of 1 basis point. The decrease was primarily due to a temporary change in the mix of our interest earning assets as we have recently held higher levels of lower rate cash balances during the six months ended June 30, 2015 resulting from proceeds generated by our initial public offering in November 2014.  Offsetting this impact in part, we recorded additional interest income on the loan portfolio related to the delinquent interest and restructuring fee collections discussed above, as well as growth of our higher-yielding specialized commercial finance products.  These increases were offset by the diminishing impact of discount accretion on the loan portfolio yield period over period.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition in 2013. The aggregate increased yield on our loan portfolio attributable to this discount accretion was 50 basis points for the six months ended June 30, 2015 and 125 basis points for the six months ended June 30, 2014. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 8.52% and 7.75% for the six months ended June 30, 2015 and 2014, respectively.  We anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, TCF asset-based loans, THF asset-based loans, and TCF equipment loans.  As of June 30, 2015, there was approximately $7.8 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Triumph Savings Bank and acquired Triumph Community Bank loan portfolios.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 6.28% and 5.74% for the six months ended June 30, 2015 and 2014, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015 vs. 2014
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$13	$103	$116
Taxable securities	112	(90)	22
Tax-exempt securities	11	(14)	(3)
FHLB and FRB stock	12	(16)	(4)
Loans	78	6,136	6,214
Total interest income	226	6,119	6,345
Interest bearing liabilities:
Interest bearing demand	(16)	2	(14)
Individual retirement accounts	24	15	39
Money market	(1)	(26)	(27)
Savings	—	—	—
Certificates of deposit	223	630	853
Brokered deposits	160	(23)	137
Total deposits	390	598	988
Short-term borrowings	9	(18)	(9)
Senior secured note	—	(276)	(276)
Junior subordinated debentures	1	6	7
Total interest expense	400	310	710
Change in net interest income	$(174)	$5,809	$5,635

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

Our provision for loan losses was $2.5 million for the three months ended June 30, 2015 compared to $1.7 million for the three months ended June 30, 2014.  We experienced net charge-offs of $0.4 million in the three months ended June 30, 2015 compared to net charge-offs of $0.1 million for the same period in 2014.  Increases in the provision for loan losses were primarily the result of increased loan portfolio balances period over period.

Our provision for loan losses was $3.2 million for the six months ended June 30, 2015 compared to $2.7 million for the six months ended June 30, 2014. We experienced net charge-offs of $0.6 million in the six months ended June 30, 2015 compared to net charge-offs of $0.1 million for the same period in 2014. Increases in the provision for loan losses were primarily the result of increased loan portfolio balances period over period.

Our ALLL was $11.5 million as of June 30, 2015 versus $8.8 million as of December 31, 2014, representing an ALLL to total loans ratio of 0.99% and 0.88% respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service charges on deposits	$666	$813	$(147)	(18.1%)	$1,278	$1,552	$(274)	(17.7%)
Card income	578	548	30	5.5%	1,101	1,037	64	6.2%
Net OREO gains (losses) and valuation adjustments	52	(252)	304	120.6%	78	(329)	407	123.7%
Net gains on sale of securities	242	—	242	100.0%	242	16	226	1412.5%
Net gains on sale of loans	491	319	172	53.9%	1,033	575	458	79.7%
Fee income	502	421	81	19.2%	924	819	105	12.8%
Bargain purchase gain	—	—	—	—	12,509	—	12,509	100.0%
Asset management fees	1,274	129	1,145	887.6%	2,232	129	2,103	1630.2%
Other	964	655	309	47.2%	2,031	1,444	587	40.7%
Total noninterest income	$4,769	$2,633	$2,136	81.1%	$21,428	$5,243	$16,185	308.7%

Three months ended June 30, 2015 compared with three months ended June 30, 2014. We earned noninterest income of $4.8 million for the three months ended June 30, 2015, compared to $2.6 million for the three months ended June 30, 2014, an increase of $2.2 million. The increase was primarily due to noninterest income earned with respect to CLO asset management fees earned by Triumph Capital Advisors and increased gains realized on sales of residential mortgage loans, investment securities, and OREO.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, decreased from $0.8 million for the three months ended June 30, 2014 to $0.7 million for the three months ended June 30, 2015, partially attributed the loss of fees generated from of our Pewaukee, Wisconsin branch which was sold in July 2014 as well as reductions in the amount of overdraft and insufficient fees charged on transaction accounts period over period.

•

Net Gains on Sale of Securities.  Net gains on sale of securities for the three months ended June 30, 2015 were the result of the sale of approximately $12.3 million of securities for a gain of $0.2 million as part of our ongoing securities portfolio management.  There were no security sales during the three months ended June 30, 2014.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, increased 54% due to increased sales activity period over period as well as improved pricing on the residential mortgage loans being sold.  Proceeds from loan sales increased from $13.8 million for the three months ended June 30, 2014 to $16.7 million for the three months ended June 30, 2015.

•

Fee Income.  Fee income, comprised primarily of fees and service charges earned from services provided to our factoring clients, increased 19% due to the growth experienced in our factored accounts receivable portfolio purchases during the period.  Factored accounts receivable purchases increased from $345 million during the three months ended June 30, 2014 to $417 million during the three months ended June 30, 2015.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased from $0.1 million for the three months ended June 30, 2014 to $1.3 million for the three months ended June 30, 2015.  The earning of asset management fees commenced upon the closing of Triumph Capital Advisors’ CLO offerings in May 2014, August 2014, and June 2015, and its assumption of two CLO asset management agreements in March 2015 as a result of the Doral Money, Inc. acquisition.

•

Other.  Other income increased from $0.7 million for the three months ended June 30, 2014 to $1.0 million for the three months ended June 30, 2015.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, and Triumph Insurance Group commissions.  There were no significant increases or decreases in the various components of other income period over period.

Six months ended June 30, 2015 compared with six months ended June 30, 2014. We earned noninterest income of $21.4 million for the six months ended June 30, 2015, compared to $5.2 million for the six months ended June 30, 2014, an increase of $16.2 million. This increase was significantly impacted by the realization of a pre-tax bargain purchase gain in the amount of $12.5 million associated with the acquisition of Doral Money, Inc. in March 2015.

Excluding the bargain purchase gain, we earned noninterest income of $8.9 million for the six months ended June 30, 2015 compared to $5.2 million for the six months ended June 30, 2014, an increase of $3.7 million.  The increase was primarily due to noninterest income earned with respect to CLO asset management fees earned by Triumph Capital Advisors and increased gains realized on sales of residential mortgage loans, investment securities, and OREO.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, decreased from $1.6 million for the six months ended June 30, 2014 to $1.3 million for the six months ended June 30, 2015, partially attributed to the loss of fees generated from of our Pewaukee, Wisconsin branch which was sold in July 2014 as well as reductions in the amount of overdraft and insufficient fees charged on transaction accounts period over period.

•

Net Gains on Sale of Securities.  Net gains on sale of securities for the six months ended June 30, 2015 were the result of the sale of approximately $12.3 million of securities for a gain of $0.2 million during the second quarter as part of our ongoing securities portfolio management.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, increased 80% due to increased sales activity period over period as well as improved pricing on the residential mortgage loans being sold.  Proceeds from loan sales increased from $26.0 million for the six months ended June 30, 2014 to $36.4 million for the six months ended June 30, 2015.

•

Fee Income.  Fee income, comprised primarily of fees and service charges earned from services provided to our factoring clients, increased 13% due to the growth experienced in our factored accounts receivable portfolio purchases during the period.  Factored accounts receivable purchases increased from $620 million during the six months ended June 30, 2014 to $782 million during the six months ended June 30, 2015.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased from $0.1 million for the six months ended June 30, 2014 to $2.2 million for the six months ended June 30, 2015.  The earning of asset management fees commenced upon the closing of Triumph Capital Advisors’ first CLO offering in May 2014, its second CLO offering in August 2014, and its assumption of two CLO asset management agreements in March 2015 as a result of the Doral Money, Inc. acquisition.

•

Other.  Other income increased from $1.4 million for the six months ended June 30, 2014 to $2.0 million for the six months ended June 30, 2015.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, and Triumph Insurance Group commissions.  There were no significant increases or decreases in the various components of other income period over period

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$12,042	$9,471	$2,571	27.1%	$25,311	$18,347	$6,964	38.0%
Occupancy, furniture and equipment	1,555	1,336	219	16.4%	3,127	2,725	402	14.8%
FDIC insurance and other regulatory assessments	271	280	(9)	(3.2%)	534	541	(7)	(1.3%)
Professional fees	852	793	59	7.4%	2,179	1,385	794	57.3%
Amortization of intangible assets	895	724	171	23.6%	1,659	1,451	208	14.3%
Advertising and promotion	526	683	(157)	(23.0%)	1,069	1,126	(57)	(5.1%)
Communications and technology	927	945	(18)	(1.9%)	1,813	1,834	(21)	(1.1%)
Other	2,567	1,928	639	33.1%	4,726	3,647	1,079	29.6%
Total noninterest expense	$19,635	$16,160	$3,475	21.5%	$40,418	$31,056	$9,362	30.1%

Three months ended June 30, 2015 compared with three months ended June 30, 2014. Noninterest expense totaled $19.6 million for the three months ended June 30, 2015 compared to $16.2 million for the three months ended June 30, 2014, an increase of $3.4 million. This increase is primarily attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $12.0 million for the three months ended June 30, 2015 compared to $9.5 million for the three months ended June 30, 2014, an increase of $2.5 million. This increase is attributable to several factors.  We experienced a 7.3% increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 497.0 and 463.0 at June 30, 2015 and 2014, respectively. Sources of this increased headcount include employees hired to support our operation as a public company, employees added through our acquisition of Doral Healthcare Finance, as well as additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including the establishment of our asset management business. Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, 401(k) expense, and higher stock based compensation expense in the three months ended June 30, 2015 related to the amortization of restricted stock awards issued upon of the Company’s initial public offering.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $1.6 million for the three months ended June 30, 2015 compared to $1.3 million for the three months ended June 30, 2014, an increase of $0.3 million. This increase is primarily attributable to the costs associated with the expansion of our corporate headquarters, including utilities, rent, depreciation and other occupancy expenses.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $0.9 million for the three months ended June 30, 2015 compared to $0.8 million for the three months ended June 30, 2014, an increase of $0.1 million. This increase is partially attributable to expenses associated with external audit and board of director fees as a result of our transition to being a public company.

•

Amortization of Intangibles. Amortization of intangible assets was $0.9 million for the three months ended June 30, 2015 compared to $0.7 million for the three months ended June 30, 2014, an increase of $0.2 million.  The increase is primarily due to the amortization of intangible assets recorded in conjunction with our acquisition of Doral Money, Inc. in March 2015.

•

Advertising and Promotion. Advertising and promotion expenses were $0.5 million for the three months ended June 30, 2015 compared to $0.7 million for the three months ended June 30, 2014, a decrease of $0.2 million. This decrease is primarily attributed to $0.2 million of costs incurred during the three months ended June 30, 2014 associated with our marketing of Triumph Business Capital and Triumph Community Bank.

•

Other. Increases experienced in other noninterest expense items in the three months ended June 30, 2015 versus the three months ended June 30, 2014 are generally attributable to the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

Six months ended June 30, 2015 compared with six months ended June 30, 2014. Noninterest expense totaled $40.4 million for the six months ended June 30, 2015 compared to $31.1 million for the six months ended June 30, 2014, an increase of $9.3 million. This increase was impacted by the accrual of an incremental $1.8 million bonus expense during the six months ended June 30, 2015 for the anticipated amount expected to be paid to team members to recognize their contribution to the Doral Money, Inc. acquisition.  Excluding the Doral Money, Inc. bonus accrual, noninterest expense totaled $38.6 million for the six months ended June 30, 2015 compared to $31.1 million for the six months ended June 30, 2014, an increase of $7.5 million.  This increase is attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $25.3 million for the six months ended June 30, 2015.  Excluding the Doral Money, Inc. bonus accrual, salaries and employee benefits expenses were $23.5 million for the six months ended June 30, 2015 compared to $18.3 million for the six months ended June 30, 2014, an increase of $5.2 million. This increase is attributable to several factors.  We experienced a 7.3% increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 497.0 and 463.0 at June 30, 2015 and 2014, respectively. Sources of this increased headcount include employees hired to support our operation as a public company, employees added through our acquisition of Doral Healthcare Finance, as well as additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including the establishment of our asset management business. Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, 401(k) expense, and higher stock based compensation expense in the six months ended June 30, 2015 related to the amortization of restricted stock awards issued upon of the Company’s initial public offering.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $3.1 million for the six months ended June 30, 2015 compared to $2.7 million for the six months ended June 30, 2014, an increase of $0.4 million. This increase is primarily attributable to the costs associated with the expansion of our corporate headquarters, including utilities, rent, depreciation and other occupancy expenses.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $2.2 million for the six months ended June 30, 2015 compared to $1.4 million for the six months ended June 30, 2014, an increase of $0.8 million. This increase is partially attributable to approximately $0.2 million of professional fees associated with the Company’s acquisition of Doral Money, Inc. during the six months ended June 30, 2015.  In addition, incremental costs were incurred for increased expenses associated with external audit and board of director fees as a result of our transition to being a public company.

•

Amortization of Intangibles. Amortization of intangible assets was $1.7 million for the three months ended June 30, 2015 compared to $1.5 million for the three months ended June 30, 2014, an increase of $0.2 million.  The increase is primarily due to the amortization of intangible assets recorded in conjunction with our acquisition of Doral Money, Inc. in March 2015.

•

Other. Increases experienced in other noninterest expense items in the six months ended June 30, 2015 versus the six months ended June 30, 2014 are generally attributable to the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense for the three months ended June 30, 2015 was $2.6 million compared to $1.6 million for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 was 36% compared to 35% for the three months ended June 30, 2014.

Income tax expense was $3.5 million for the six months ended June 30, 2015 and 2014. The effective tax rate for the six months ended June 30, 2015 was 16% compared to 35% for the six months ended June 30, 2014.  The lower effective tax rate for the six months ended June 30, 2015 reflects the significant increase in nontaxable income attributed to the $12.5 million bargain purchase gain associated with the Doral Money, Inc. acquisition.

Operating Segment Results

Our reportable segments are Factoring, Banking, Asset Management, and Corporate which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The factoring segment includes the operations of Advance Business Capital with revenue derived from factoring services. The banking segment includes the operations of Triumph Savings Bank and Triumph Community Bank. Our banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The banking segment also includes certain factored receivables which are purchased by Triumph Savings Bank under its Triumph Commercial Finance brand as opposed to Advance Business Capital.  The asset management segment includes the operations of Triumph Capital Advisors with revenue derived from fees for managing collateralized loan obligation funds. Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds.  Intersegment interest expense is allocated to the factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and are not allocated for segment purposes.  Certain factored receivables not originated through Advance Business Capital are included in the Banking segment.

Our asset management business, the results of which were previously included in our corporate reporting segment, met the quantitative thresholds for presentation as a separate reporting segment beginning in 2015.  The discussions below reflect the updated asset management reporting segment and all prior period comparisons have been conformed and are consistent with the presentation of financial information to management.

Three months ended June 30, 2015 compared with three months ended June 30, 2014. The following tables present our primary operating results for our operating segments as of and for the three month periods ended June 30, 2015 and 2014, respectively.

(Dollars in thousands)			Asset
Three Months Ended June 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$8,275	$18,189	$5	$128	$26,597
Intersegment interest allocations	(1,017)	1,017	—	—	—
Total interest expense	—	1,674	—	278	1,952
Net interest income (expense)	7,258	17,532	5	(150)	24,645
Provision for loan losses	477	1,971	—	93	2,541
Net interest income after provision	6,781	15,561	5	(243)	22,104
Other noninterest income	450	2,708	1,352	259	4,769
Noninterest expense	4,450	12,707	809	1,669	19,635
Operating income (loss)	$2,781	$5,562	$548	$(1,653)	$7,238

Total assets	$189,755	$1,251,704	$13,812	$73,988	$1,529,259
Gross loans	$176,154	$957,888	$42	$18,595	$1,152,679

(Dollars in thousands)			Asset
Three Months Ended June 30, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$6,637	$14,804	$—	$12	$21,453
Intersegment interest allocations	(701)	701	—	—	—
Total interest expense	—	1,164	—	408	1,572
Net interest income (expense)	5,936	14,341	—	(396)	19,881
Provision for loan losses	512	1,235	—	—	1,747
Net interest income after provision	5,424	13,106	—	(396)	18,134
Noninterest income	404	1,945	129	155	2,633
Noninterest expense	3,509	11,025	720	906	16,160
Operating income (loss)	$2,319	$4,026	$(591)	$(1,147)	$4,607

Total assets	$159,246	$1,223,317	$252	$24,257	$1,407,072
Gross loans	$146,370	$793,147	$—	$—	$939,517

Factoring

Our factoring segment’s operating income for the three months ended June 30, 2015 was $2.8 million, compared with $2.3 million for the three months ended June 30, 2014, an increase of $0.5 million. This increase was due to growth in interest and noninterest income as factored receivables in our factoring segment grew 20% from $146.4 million as of June 30, 2014 to $176.2 million as of June 30, 2015. Growth experienced in our factoring portfolio resulted from execution of our growth strategy for such product, increased marketing efforts and growth initiatives during 2014 and 2015, as well as favorable economic conditions driving increased activity generally in the transportation sector throughout much of the second quarter of 2015. Our factored accounts receivable purchases increased 21% from $345 million during the three months ended June 30, 2014 to $417 million during the three months ended June 30, 2015.  This increase in income from the growth in our portfolio more than offset the increased variable expenses associated with this growth, mostly personnel costs required to service our larger portfolio.

Net interest income was $7.3 million for the three months ended June 30, 2015 compared to $5.9 million for the three months ended June 30, 2014, an increase of $1.4 million, driven by growth in our portfolio which more than offset the increased intersegment interest allocation attributable to this growth.

Noninterest expense was $4.5 million for the three months ended June 30, 2015 compared with $3.5 million for the three months ended June 30, 2014, driven primarily by increased personnel and operating costs incurred in connection with growth in our factoring portfolio.

Our provision for loan losses was $0.5 million for the three months ended June 30, 2015 compared with $0.5 million for the three months ended June 30, 2014. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  This relatively flat provision in the three months ended June 30, 2015, despite the growth in our factored receivable balances from June 30, 2014 to June 30, 2015, was due to comparable increases in purchased factored receivables during the three months ended June 30, 2015 and 2014.  During the three months ended June 30, 2015 factored receivables increased approximately $21 million from March 31, 2015.  During the three months ended June 30, 2014, factored receivables increased approximately $23 million from March 31, 2014.  The increases within each period were comparable resulting in a comparable provision for loan losses.

Banking

Our banking segment’s operating income totaled $5.6 million for the three months ended June 30, 2015 compared to operating income of $4.0 million for the three months ended June 30, 2014. We experienced an increase in net interest income from $14.3 million for the three months ended June 30, 2014 to $17.5 million for the three months ended June 30, 2015.  In addition, noninterest income increased from $1.9 million for the three months ended June 30, 2014 to $2.7 million for the three months ended June 30, 2015.  These increases were offset by increases in the provision for loan losses and noninterest expenses period over period.

This increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, in the banking segment due to the continued growth of our commercial finance products, including equipment loans, general asset-based loans, and healthcare asset-based loans.  Outstanding loans in our banking segment grew 21% from $793.1 million as of June 30, 2014 to $957.9 million as of June 30, 2015.

The increase in noninterest income was primarily due to noninterest income earned by increased gains realized on sales of residential mortgage loans, investment securities, and OREO.

Our provision for loan losses was $2.0 million for the three months ended June 30, 2015 compared with $1.2 million for the three months ended June 30, 2014, reflecting the growth in our banking loan portfolio period over period.

Noninterest expense was $12.7 million for the three months ended June 30, 2015, compared with $11.0 million for the three months ended June 30, 2014, an increase of $1.7 million driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our equipment and asset-based lending as well as merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

Asset Management

Our asset management segment’s operating income totaled $0.5 million for the three months ended June 30, 2015 compared to an operating loss of $0.6 million for the three months ended June 30, 2014. This increase is primarily the result of an increase of $1.2 million related to asset management fees earned by Triumph Capital Advisors which commenced upon the closing of its CLO offerings in May 2014, August 2014, and June 2015, as well as the assumption of CLO asset management contracts in the March 2015 Doral Money, Inc. acquisition.

Corporate

The Corporate segment’s operating loss totaled $1.7 million for the three months ended June 30, 2015, compared with an operating loss of $1.1 million for the three months ended June 30, 2014.  Included in this result is an increase of $0.8 million in operating expenses for the three months ended June 30, 2015, related primarily to increases in management and administrative expenses at the holding company level not attributable to an operating segment in conjunction with our transition to being a public company.  The increase in total assets at the holding company is primarily due to the net proceeds of $83.8 million resulting from the consummation of our initial public offering in November 2014.  A portion of the offering proceeds were invested in $18.6 million of shared national credits during the three months ended June 30, 2015.

Six months ended June 30, 2015 compared with six months ended June 30, 2014. The following tables present our primary operating results for our operating segments as of and for the six month periods ended June 30, 2015 and 2014, respectively.

(Dollars in thousands)			Asset
Six Months Ended June 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$15,503	$32,424	$65	$184	$48,176
Intersegment interest allocations	(1,926)	1,926	—	—	—
Total interest expense	—	3,246	10	550	3,806
Net interest income (expense)	13,577	31,104	55	(366)	44,370
Provision for loan losses	368	2,725	—	93	3,186
Net interest income after provision	13,209	28,379	55	(459)	41,184
Bargain purchase gain	—	—	12,509	—	12,509
Other noninterest income	781	5,293	2,309	536	8,919
Noninterest expense	8,762	25,107	3,435	3,114	40,418
Operating income (loss)	$5,228	$8,565	$11,438	$(3,037)	$22,194

Total assets	$189,755	$1,251,704	$13,812	$73,988	$1,529,259
Gross loans	$176,154	$957,888	$42	$18,595	$1,152,679

(Dollars in thousands)			Asset
Six Months Ended June 30, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$11,742	$30,063	$—	$26	$41,831
Intersegment interest allocations	(1,272)	1,272	—	—	—
Total interest expense	—	2,278	—	818	3,096
Net interest income	10,470	29,057	—	(792)	38,735
Provision for loan losses	902	1,770	—	—	2,672
Net interest income after provision	9,568	27,287	—	(792)	36,063
Noninterest income	787	3,912	129	415	5,243
Noninterest expense	6,445	21,890	1,074	1,647	31,056
Operating income (loss)	$3,910	$9,309	$(945)	$(2,024)	$10,250

Total assets	$159,246	$1,223,317	$252	$24,257	$1,407,072
Gross loans	$146,370	$793,147	$—	$—	$939,517

Factoring

Our factoring segment’s operating income for the six months ended June 30, 2015 was $5.2 million, compared with $3.9 million for the six months ended June 30, 2014, an increase of $1.3 million. This increase was due to growth in interest and noninterest income as factored receivables in our factoring segment grew 20% from $146.4 million as of June 30, 2014 to $176.2 million as of June 30, 2015. Growth experienced in our factoring portfolio resulted from execution of our growth strategy for such product, increased marketing efforts and growth initiatives during 2014 and 2015, as well as favorable economic conditions driving increased activity generally in the transportation sector throughout much of 2014 and the second quarter of 2015. Our factored accounts receivable purchases increased 26% from $620 million during the six months ended June 30, 2014 to $782 million during the six months ended June 30, 2015.  This increase in income from the growth in our portfolio more than offset the increased variable expenses associated with this growth, mostly personnel costs required to service our larger portfolio.

Net interest income was $13.6 million for the six months ended June 30, 2015 compared to $10.5 million for the six months ended June 30, 2014, an increase of $3.1 million, driven by growth in our portfolio which more than offset the increased intersegment interest allocation attributable to this growth.

Noninterest expense was $8.8 million for the six months ended June 30, 2015 compared with $6.4 million for the six months ended June 30, 2014, driven primarily by increased personnel and operating costs incurred in connection with growth in our factoring portfolio.

Our provision for loan losses was $0.4 million for the six months ended June 30, 2015 compared with $0.9 million for the six months ended June 30, 2014. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  The decreased provision in the six months ended June 30, 2015, despite the growth in our factored receivable balances from June 30, 2014 to June 30, 2015, was due to variances in purchased factored receivables during the six months ended June 30, 2015 and 2014.  During the six months ended June 30, 2015 factored receivables increased only $6 million from December 31, 2014.  During the six months ended June 30, 2014, factored receivables increased approximately $38 million from December 31, 2013.  The higher increase in factored receivable balances within the six month period ended June 30, 2014 resulted in a higher provision for loan losses compared to the six months ended June 30, 2015.

Banking

Our banking segment’s operating income totaled $8.6 million for the six months ended June 30, 2015 compared to operating income of $9.3 million for the six months ended June 30, 2014. We experienced an increase in net interest income from $29.1 million for the six months ended June 30, 2014 to $31.1 million for the six months ended June 30, 2015.  In addition, noninterest income increased from $3.9 million for the six months ended June 30, 2014 to $5.3 million for the six months ended June 30, 2015.  These increases were offset by increases in the provision for loan losses and noninterest expenses period over period, resulting in a net decrease in operating income.

This increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, in the banking segment due to the continued growth of our commercial finance products, including equipment loans, general asset-based loans, and healthcare asset-based loans.  Outstanding loans in our banking segment grew 21% from $793.1 million as of June 30, 2014 to $957.9 million as of June 30, 2015.

The increase in noninterest income was primarily due to noninterest income earned by increased gains realized on sales of residential mortgage loans, investment securities, and OREO.

Our provision for loan losses was $2.7 million for the six months ended June 30, 2015 compared with $1.8 million for the six months ended June 30, 2014, reflecting the growth in our banking loan portfolio period over period.

Noninterest expense was $25.1 million for the six months ended June 30, 2015, compared with $21.9 million for the six months ended June 30, 2014, an increase of $3.2 million driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending as well as merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

Asset Management

Our asset management segment’s operating income totaled $11.4 million for the six months ended June 30, 2015 compared to an operating loss of $0.9 million for the six months ended June 30, 2014. This increase was significantly impacted by the recording of a pre-tax bargain purchase gain in the amount of $12.5 million associated with the acquisition of Doral Money, Inc. in March 2015, offset by direct transaction costs of $0.2 million and the accrual of a $1.8 million incremental bonus expense for the anticipated amount expected to be paid to team members to recognize their contribution to the transaction.  Excluding the bargain purchase gain net of transaction costs and the incremental bonus accrual, the asset management segment reported operating income of $0.9 million for the six months ending June 30, 2015.  Included in this result is an increase of $2.1 million related to asset management fees earned by Triumph Capital Advisors which commenced upon the closing of its CLO offerings in May 2014, August 2014, and June 2015, as well as the assumption of CLO asset management contracts in the March 2015 Doral Money, Inc. acquisition.

Corporate

The Corporate segment’s operating loss totaled $3.0 million for the six months ended June 30, 2015, compared with an operating loss of $2.0 million for the six months ended June 30, 2014.  Included in this result is an increase of $1.5 million in operating expenses for the six months ended June 30, 2015, related primarily to increases in management and administrative expenses at the holding company level not attributable to an operating segment in conjunction with our transition to being a public company.  The increase in total assets at the holding company is primarily due to the net proceeds of $83.8 million resulting from the consummation of our initial public offering in November 2014.  A portion of the offering proceeds were invested in $18.6 million of shared national credits during the three months ended June 30, 2015.

Financial Condition

Assets

Total assets were $1.529 billion at June 30, 2015, compared to $1.448 billion at December 31, 2014, an increase of $81 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $1.153 billion at June 30, 2015, compared with $1.006 billion at December 31, 2014.

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

The following table shows our loan portfolio by portfolio segments as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$234,090	20%	$249,164	25%
Construction, land development, land	46,743	4%	42,914	4%
1-4 family residential properties	75,588	7%	78,738	8%
Farmland	25,701	3%	22,496	2%
Commercial	454,161	39%	364,567	37%
Factored receivables	199,716	17%	180,910	18%
Consumer	10,993	1%	11,941	1%
Mortgage warehouse	105,687	9%	55,148	5%
Total Loans	$1,152,679	100%	$1,005,878	100%

Commercial Real Estate Loans. Our commercial real estate loans were $234.1 million at June 30, 2105, a decrease of $15.1 million from $249.2 million at December 31, 2014, driven by paydowns that offset new loan activity for the period as we continue to experience pricing pressure for such loans, which has impacted our ability to grow loan volumes in these markets at what we consider to be appropriate risk adjusted returns, particularly in our community banking markets.

Construction and Development Loans. Our construction and development loans were $46.7 million at June 30, 2015, an increase of $3.8 million from $42.9 million at December 31, 2014, due primarily to growth from continued strength of this category in our markets.

Residential Real Estate Loans. Our one-to-four family residential loans were $75.6 million at June 30, 2015, a decrease of $3.1 million from $78.7 million at December 31, 2014, due primarily to paydowns that offset new loan activity for the period.

Commercial Loans. Our commercial loans held for investment were $454.2 million at June 30, 2015, an increase of $89.6 million from $364.6 million at December 31, 2014. This increase was driven by continued growth in the equipment loans and asset-based loans originated under our Triumph Commercial Finance brand as well as the asset-based healthcare loans originated under our Triumph Healthcare Finance brand as we continue to execute on our growth strategy for such products.  Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets and purchased shared national credits, increased from $170.1 million at December 31, 2014 to $186.2 million at June 30, 2015 as a result of $29.6 million in new purchases of shared national credits during the second quarter of 2015, offset by paydowns of commercial loans in our community banking markets as we continue to experience pricing pressure for such loans.  The following table shows our commercial products as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Commercial
TCF equipment	$138,018	$106,354
TCF asset-based lending	64,836	46,388
THF asset-based lending	65,083	41,770
Other commercial lending	186,224	170,055
Total commercial loans	$454,161	$364,567

Factored Receivables. Our factored receivables were $199.7 million at June 30, 2015, an increase of $18.8 million from $180.9 million at December 31, 2014 as we continue to execute on our growth strategy for this product at Advance Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.  Purchase volume at our factoring subsidiary Advance Business Capital was $782 million during the six months ended June 30, 2015 and Triumph Commercial Finance recorded purchase volume of $89 million for the six months ended June 30, 3015.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $105.7 million at June 30, 2015, an increase of $50.6 million from $55.1 million at December 31, 2014. The increase was primarily due to increases in mortgage origination volumes at our mortgage warehouse clients resulting in higher utilization of their mortgage warehouse facilities during the period.  Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

Other Loans. Our portfolio also includes real estate loans secured by farmland and consumer loans. All of these categories of loans in the aggregate were less than 5% of our total loan portfolio as of June 30, 2015 and December 31, 2014.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of June 30, 2015.

	June 30, 2015
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$43,326	$152,063	$38,701	$234,090
Construction, land development, land	27,450	12,975	6,318	46,743
1-4 family residential properties	9,842	23,246	42,500	75,588
Farmland	1,633	11,631	12,437	25,701
Commercial	153,047	259,259	41,855	454,161
Factored receivables	199,716	—	—	199,716
Consumer	2,138	5,856	2,999	10,993
Mortgage warehouse	105,687	—	—	105,687
	$542,839	$465,030	$144,810	$1,152,679

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$354,124	$50,618
Floating interest rates		110,906	94,192
Total		$465,030	$144,810

As of June 30, 2015, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Illinois (33%), Iowa (15%) and Texas (32%) make up 80% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.

Further, a significant majority (85%) of our factored receivables, representing approximately 15% of our total loan portfolio as of June 30, 2015, are receivables purchased from trucking fleets and owner-operators in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.

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

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Nonperforming loans:
Commercial real estate	$1,992	$1,995
Construction, land development, land	—	—
1-4 family residential properties	445	638
Farmland	—	—
Commercial	2,407	7,188
Factored receivables	2,211	651
Consumer	—	—
Mortgage warehouse	—	—
Purchased credit impaired	5,895	6,206
Total nonperforming loans	12,950	16,678
Other real estate owned, net	6,322	8,423
Total nonperforming assets	$19,272	$25,101

Nonperforming assets to total assets	1.26%	1.73%
Nonperforming loans to total loans held for investment	1.12%	1.66%
Total past due loans to total loans held for investment	2.33%	2.57%

We had $13.0 million and $16.7 million in nonperforming loans, including nonaccrual PCI loans, as of June 30, 2015 and December 31, 2014, respectively. Nonperforming loans decreased from December 31, 2014 to June 30, 2015 primarily due to the payoff of a $5.2 million nonperforming commercial loan that had been on nonaccrual.  This decrease was offset in part by the addition of a $1.1 million asset-based healthcare loan and a $1.1 million factored receivable relationship.  The ratio of nonperforming loans to total loans improved to 1.12% at June 30, 2015 and our nonperforming assets to total assets further improved to 1.26% at June 30, 2015 compared to 1.73% at December 31, 2014 in conjunction with the nonperforming commercial loan activity described above and a decline in our OREO balances.  We also experienced a decrease in our total past due loans to total loans during the six months ended June 30, 2015 to 2.33% from 2.57% at December 31,2014.

Our OREO as of June 30, 2015 totaled $6.3 million, a decrease of $2.1 million from the $8.4 million as of December 31, 2014, primarily due to sales of OREO property during the six months ended June 30, 2015.

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

Analysis of the Allowance for Loan and Lease Losses

The following table sets forth the ALLL by category of loan:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$1,214	20%	0.52%	$533	25%	0.21%
Construction, land development, land	346	4%	0.74%	333	4%	0.78%
1-4 family residential properties	251	7%	0.33%	215	8%	0.27%
Farmland	28	3%	0.11%	19	2%	0.08%
Commercial	5,064	39%	1.12%	4,003	37%	1.10%
Factored receivables	4,135	17%	2.07%	3,462	18%	1.91%
Consumer	160	1%	1.46%	140	1%	1.17%
Mortgage warehouse	264	9%	0.25%	138	5%	0.25%
Total Loans	$11,462	100%	0.99%	$8,843	100%	0.88%

From December 31, 2014 to June 30, 2015, the ALLL increased from $8.8 million or 0.88% of total loans to $11.5 million or 0.99% of total loans. The increase was partially driven by a $0.4 million specific allowance recorded on an impaired commercial real estate PCI loan and a $0.5 million specific allowance recorded on an impaired factored receivable relationship during the six months ended June 30, 2015. In addition, the allowance associated with collectively evaluated loans increased to $8.7 million at June 30, 2015 from $7.1 million at December 31, 2014. The increase was primarily driven by growth in the loan portfolio during the six months ended June 30, 2015, as well as changes in the mix of collectively evaluated loans as non-PCI loans acquired in the Triumph Community Bank acquisition that matured and were renewed during the period, which previously maintained discounts associated with fair value adjustments recorded at acquisition, required allowance allocations.

The following table presents the unpaid principal and recorded investment for loans at June 30, 2015. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) of which approximately $7.8 million is expected to be accretable into income over the remaining lives of the acquired loans, (2) net deferred origination costs and fees, and (3) previous charge-offs. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
June 30, 2015	Investment	Principal	Difference
Commercial real estate	$234,090	$244,743	$(10,653)
Construction, land development, land	46,743	48,263	(1,520)
1-4 family residential properties	75,588	78,626	(3,038)
Farmland	25,701	25,611	90
Commercial	454,161	456,220	(2,059)
Factored receivables	199,716	200,721	(1,005)
Consumer	10,993	11,054	(61)
Mortgage warehouse	105,687	105,687	—
	$1,152,679	$1,170,925	$(18,246)

At June 30, 2015 and December 31, 2014, we had on deposit $19.7 million and $19.0 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the three and six months ended June 30, 2015 and 2014, and the effects of those items on our ALLL:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$9,286	$4,631	$8,843	$3,645
Loans charged-off:
Commercial real estate	(54)	—	(143)	—
Construction, land development, land	—	—	—	—
1-4 family residential properties	(78)	(44)	(183)	(189)
Farmland	—	—	—	—
Commercial	(45)	(1)	(47)	(13)
Factored receivables	(312)	(136)	(379)	(176)
Consumer	(52)	(74)	(147)	(215)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(541)	$(255)	$(899)	$(593)
Recoveries of loans charged-off:
Commercial real estate	10	1	51	2
Construction, land development, land	—	—	—	—
1-4 family residential properties	77	3	100	102
Farmland	—	—	—	—
Commercial	4	3	6	215
Factored receivables	18	22	48	36
Consumer	67	101	127	174
Mortgage warehouse	—	—	—	—
Total loans recoveries	$176	$130	$332	$529
Net loans charged-off	$(365)	$(125)	$(567)	$(64)
Provision for (reversal of) loan losses:
Commercial real estate	183	60	773	113
Construction, land development, land	2	48	13	132
1-4 family residential properties	29	35	119	184
Farmland	2	4	9	4
Commercial	1,109	811	1,102	985
Factored receivables	1,049	779	1,004	1,136
Consumer	61	(6)	40	88
Mortgage warehouse	106	16	126	30
Total provision for loan losses	$2,541	$1,747	$3,186	$2,672
Balance at end of period	$11,462	$6,253	$11,462	$6,253

Average total loans held for investment	$1,087,409	$936,556	$1,037,273	$900,168
Net charge-offs to average total loans held for investment	0.03%	0.01%	0.05%	0.01%
Allowance to total loans held for investment	0.99%	0.67%	0.99%	0.67%

Net loan charge offs and recoveries were not significant for the three and six months ended June 30, 2015 and 2014.  Net loans charged off for the three and six months ended June 30, 2015 were $0.4 million and $0.6 million, respectively, compared to net loans charged off of $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2014.  The factored receivable charge-off activity during the three and six months ended June 30, 2015 was primarily due to two client relationships.  Net charge-offs as a percentage of average total loans held for investment were only 0.03% and 0.05% for the three and six months ended June 30, 2015, respectively.

Assets Held for Sale

At June 30, 2015 and December 31, 2014, originated mortgage loans held for sale were $4.1 million and $3.3 million, respectively. Loan sales of $36.4 million and $26.0 million occurred during the six months ended June 30, 2015 and 2014, respectively, and resulted in recognized net gains on sale of $1.0 million and $0.6 million in the respective periods.  At June 30, 2015 and December 31, 2014, no originated mortgage loans held for sale were on nonaccrual status.

Securities

Our investment strategy is oriented towards maintaining liquidity in securities with minimal credit risk. As of June 30, 2015, we have investments classified as held to maturity with an amortized cost of $0.7 million. The remaining $158.7 million, or 99.6% of our investments, are classified as available for sale at fair value and can be used for pledging to secure FHLB advances and public deposits, or can be sold to meet liquidity needs.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of June 30, 2015:

	Maturity as of June 30, 2015
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$—	—	$95,749	1.48%	$—	—	$—	—	$95,749	1.48%
Mortgage-backed securities	—	—	247	4.18%	1,415	2.19%	24,080	2.10%	25,742	2.12%
Asset backed securities	—	—	—	—	4,888	1.21%	13,549	1.68%	18,437	1.56%
State and municipal	1,270	1.56%	1,958	2.98%	159	3.85%	—	—	3,387	2.48%
Corporate bonds	—	—	11,449	1.81%	1,391	1.99%	670	5.82%	13,510	2.02%
SBA pooled securities	—	—	5	1.80%	173	2.59%	16	2.74%	194	2.58%
Total securities available for sale	$1,270	1.56%	$109,408	1.55%	$8,026	1.60%	$38,315	2.01%	$157,019	1.66%

Security held to maturity	$—	—	$746	2.47%	$—	—	$—	—	$746	2.47%

We held $158.7 million in securities classified as available for sale as of June 30, 2015, a decrease of $3.3 million from $162.0 million at December 31, 2014. This decrease is attributable to normal portfolio management activities, with the net reduction being attributed to normal sales, payment, and amortization activity.  For the six months ended June 30, 2015, securities were sold resulting in proceeds of $12.6 million, gross gains of $0.2 million, and no losses.

Liabilities

Our total liabilities were $1.272 billion as of June 30, 2015, an increase of $62 million, from $1.210 billion at December 31, 2014. The net change was primarily due to a $24 million increase in customer deposits, a $4 million increase in customer repurchase agreements, an $18 million increase in other liabilities, and a $16 million increase in Federal Home Loan Bank advances.

Deposits

Deposits represent our primary source of funds. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $1.189 billion as of June 30, 2015, compared to $1.165 billion as of December 31, 2014, an increase of $24 million.  As of June 30, 2015, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 49% of our total deposits, while individual retirement accounts and certificates of deposit made up 51% of total deposits. The average cost of interest bearing deposits was 0.65% for the three and six months ended June 30, 2015, and 0.50% for the three and six months ended June 30, 2014, on an annualized basis.

The following table summarizes our average deposit balances and weighted average rates for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Noninterest bearing demand	$170,240	—	14%	$168,808	—	15%
Interest bearing demand	239,033	0.06%	20%	251,075	0.08%	23%
Individual retirement accounts	55,778	1.21%	5%	52,690	1.10%	5%
Money market	116,517	0.23%	10%	137,630	0.23%	13%
Savings	74,088	0.05%	6%	74,583	0.05%	7%
Certificates of deposit	485,533	1.04%	41%	352,227	0.91%	32%
Brokered deposits	50,002	1.00%	4%	50,789	0.45%	5%
Total	$1,191,191	0.56%	100%	$1,087,802	0.42%	100%

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Noninterest bearing demand	$165,583	—	14%	$156,377	—	15%
Interest bearing demand	234,766	0.06%	20%	228,776	0.07%	22%
Individual retirement accounts	55,575	1.18%	5%	52,991	1.08%	5%
Money market	117,851	0.23%	10%	141,123	0.23%	13%
Savings	73,067	0.05%	6%	73,271	0.05%	7%
Certificates of deposit	477,100	1.03%	41%	354,170	0.91%	33%
Brokered deposits	50,003	1.00%	4%	54,592	0.41%	5%
Total	$1,173,945	0.56%	100%	$1,061,300	0.43%	100%

The increase in the average balance of certificates of deposit as a percentage of average total deposits was due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used in part to fund our organic loan growth period over period.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of June 30, 2015:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$46,116	$21,647	$67,763
Over 3 through 6 months	38,248	12,679	50,927
Over 6 through 12 months	83,349	26,073	109,422
Over 12 months	65,635	31,645	97,280
	$233,348	$92,044	$325,392

Short-Term Borrowings

The following table provides a summary of our short-term borrowings as and for the six months ended June 30, 2015 and the year ended December 31, 2014:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Average amount outstanding during the period	$22,083	$40,346
Amount outstanding at end of period	32,011	12,282
Highest month end balance during the period	37,288	85,313
Weighted average interest rate at end of period	0.06%	0.05%
Weighted average interest rate during the period	0.17%	0.14%

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $13.0 million at June 30, 2015. The maximum amount outstanding at any month end during the six month period ended June 30, 2015 occurred in June 2015 with a balance of $13.0 million. Customer repurchase agreements outstanding totaled $9.3 million at December 31, 2014, and the maximum amount outstanding of these agreements at any month end during the year ended December 31, 2014 occurred in March 2014 with a balance of $17.7 million. Our customer repurchase agreements generally have maturities that fall within one year. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Banks of Dallas and Des Moines. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled $19.0 million as of June 30, 2015 and $3.0 million as of December 31, 2014. Our FHLB borrowings outstanding are short term in nature, generally maturing within one month.  The $16.0 million increase in borrowings from December 31, 2014 to June 30, 2015 was due to normal liquidity management efforts as we balance the term, cost, and availability of various sources of funds. As of June 30, 2015 and December 31, 2014, we had $101.7 million and $104.4 million, respectively, in unused and available advances from the FHLB.

Long-Term Debt

Junior Subordinated Debentures

National Bancshares, Inc., which became our wholly owned subsidiary as part of the Triumph Community Bank acquisition, has two junior subordinated debentures outstanding with a combined face value of $33.0 million. These debentures are unsecured obligations and were issued to two trusts that are unconsolidated subsidiaries of National Bancshares, Inc. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures mature in September 2033 and July 2036 and may be called at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month LIBOR plus a weighted average spread of 2.28%. As part of the purchase accounting adjustments made with the Triumph Community Bank acquisition, we adjusted the carrying value of the junior subordinated debentures to fair value as of October 15, 2013. The junior subordinated debentures had a combined carrying value of $24.6 million as of June 30, 2015 and $24.4 million as of December 31, 2014, and the discount will be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $24.6 million and $24.4 million was allowed in the calculation of Tier I capital as of June 30, 2015 and December 31, 2014, respectively.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $257.5 million as of June 30, 2015, an increase of $20.0 million from $237.5 million as of December 31, 2014. Stockholders’ equity increased during this period primarily due to net income for the period of $19.0 million.

Liquidity Management

We define liquidity as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

We manage liquidity at the holding company level as well as that of our bank subsidiaries. The management of liquidity at both levels is critical, because the holding company and our bank subsidiaries have different funding needs and sources, and each is subject to regulatory guidelines and requirements which require minimum levels of liquidity. We believe that our liquidity ratios meet or exceed those guidelines and our present position is adequate to meet our current and future liquidity needs.

Our liquidity requirements are met primarily through cash flow from operations, receipt of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to other sources of funds. Liquid assets include cash, interest bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, customer repurchase agreements and other borrowings. Other sources of funds include the sale of loans, brokered deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the issuance of common securities. For additional information regarding our operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in our consolidated financial statements.

In addition to the liquidity provided by the sources described above, our subsidiary banks maintain correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2015, Triumph Savings Bank had unsecured federal funds lines of credit with two unaffiliated banks totaling $24.5 million, and Triumph Community Bank had unsecured federal funds lines of credit with six unaffiliated banks totaling $100.0 million, with no amounts advanced against those lines at that time.

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

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company, Triumph Savings Bank and Triumph Community Bank are set forth in the table below. The final rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016 and becoming fully effective on January 1, 2019. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the new capital level requirements set forth in the table below in order to qualify as “well capitalized.” As of June 30, 2015, Triumph Savings Bank’s and Triumph Community Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2015 that management believes would change either institution’s category.

In conjunction with the acquisition of Triumph Community Bank, we also made further commitments to maintain certain capital levels at Triumph Community Bank. We have agreed to maintain a minimum Tier 1 capital to average assets ratio of 8.0% of adjusted average assets and total risk-based ratio of 10.0%.

The actual capital amounts and ratios for the Company, TSB, and TCB are presented in the following table as of June 30, 2015. For periods beginning on or after January 1, 2015, capital ratios are calculated and presented in accordance with the requirements of Basel III.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
(Dollars in thousands)	Actual		Action Provisions		Action Provisions
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$263,293	20.0%	$105,102	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$62,464	15.5%	$32,232	8.0%	$40,291	10.0%
Triumph Community Bank	$132,191	15.3%	$69,035	8.0%	$86,293	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$251,691	19.2%	$78,826	6.0%	N/A	N/A
Triumph Savings Bank, SSB	$57,595	14.3%	$24,174	6.0%	$32,232	8.0%
Triumph Community Bank	$125,552	14.6%	$51,774	6.0%	$69,032	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$223,046	17.0%	$59,120	4.5%	N/A	N/A
Triumph Savings Bank, SSB	$57,595	14.3%	$18,131	4.5%	$26,189	6.5%
Triumph Community Bank	$125,552	14.6%	$38,831	4.5%	$56,089	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$251,691	17.0%	$59,181	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$57,595	13.3%	$17,321	4.0%	$21,651	5.0%
Triumph Community Bank	$125,552	12.6%	$39,880	4.0%	$49,850	5.0%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2015 excluding purchase accounting adjustments for our junior subordinated debentures and deposits. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and customer repurchase agreements.

	Payments Due by Period - June 30, 2015
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$13,011	$13,011	$—	$—	$—
Federal Home Loan Bank advances	19,000	19,000	—	—	—
Junior subordinated debentures	32,990	—	—	—	32,990
Operating lease agreements	7,992	1,699	3,091	2,303	899
Time deposits with stated maturity dates	606,755	386,320	195,931	24,504	—
Total contractual obligations	$679,748	$420,030	$199,022	$26,807	$33,889

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

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Commitments to make loans	$23,970	$19,792
Unused lines of credit	221,698	227,963
Standby letters of credit	3,369	3,755
Total other commitments	$249,037	$251,510

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

Issued in June 2014, ASU No. 2014-11, “Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure” (ASU 2014-11) aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Effective for interim periods beginning after March 31, 2015, the ASU requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, disclosures are required related to collateral, remaining contractual tenor, and the potential risks associated with repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions. Adoption of this ASU did not have a material impact on the Company’s financial statements as the Company’s repurchase agreements consist primarily of overnight customer sweep agreements secured by pledged U.S. Government agency and residential mortgage-backed securities.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard was originally effective for the Company on January 1, 2017.  However, at its July 9, 2015 meeting the FASB agreed to defer the mandatory effective date the new standard would take effect for reporting periods beginning after December 15, 2017, with early adoption allowed as of the original effective date for public companies. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	9.2%	4.4%	6.4%	1.7%
+300 basis points	6.6%	3.0%	4.6%	1.3%
+200 basis points	4.0%	1.7%	2.7%	0.8%
+100 basis points	1.8%	0.6%	1.3%	0.5%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(1.1%)	(2.8%)	(0.2%)	(2.7%)

The following table presents the change in our economic value of equity as of June 30, 2015 and December 31, 2014, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2015	December 31, 2014
+400 basis points	1.9%	9.5%
+300 basis points	0.9%	7.8%
+200 basis points	(0.4%)	5.6%
+100 basis points	(1.1%)	3.2%
Flat rates	0.0%	0.0%
-100 basis points	(6.1%)	(5.6%)

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	July 31, 2015	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	July 31, 2015	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer