Form 10-Q
period 2015-09-30
Triumph Bancorp, Inc.
filed 2015-11-02
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Common Stock — $0.01 par value, 18,040,072 shares, as of October 30, 2015

TRIUMPH BANCORP, INC.

FORM 10-Q

September 30, 2015

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(Dollar amounts in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$23,256	$21,312
Interest bearing deposits with other banks	92,527	139,576
Total cash and cash equivalents	115,783	160,888
Securities - available for sale	156,820	162,024
Securities - held to maturity, fair value of $745 and $750, respectively	747	745
Loans held for sale, at fair value	2,174	3,288
Loans, net of allowance for loan and lease losses of $11,544 and $8,843, respectively	1,173,757	997,035
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	7,992	4,903
Premises and equipment, net	21,807	21,933
Other real estate owned, net	6,201	8,423
Goodwill	15,968	15,968
Intangible assets, net	13,027	13,089
Bank-owned life insurance	29,406	29,083
Deferred tax assets, net	15,838	15,956
Other assets	21,943	14,563
Total assets	$1,581,463	$1,447,898
LIABILITIES AND EQUITY
Liabilities
Deposits
Noninterest bearing	$167,931	$179,848
Interest bearing	1,032,105	985,381
Total deposits	1,200,036	1,165,229
Customer repurchase agreements	15,584	9,282
Federal Home Loan Bank advances	61,000	3,000
Junior subordinated debentures	24,620	24,423
Other liabilities	16,304	8,455
Total liabilities	1,317,544	1,210,389
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred Stock Series A	4,550	4,550
Preferred Stock Series B	5,196	5,196
Common stock	181	180
Additional paid-in-capital	193,465	191,049
Treasury stock, at cost	(184)	(161)
Retained earnings	59,785	35,744
Accumulated other comprehensive income	926	951
Total stockholders’ equity	263,919	237,509
Total liabilities and stockholders' equity	$1,581,463	$1,447,898

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$15,716	$13,706	$46,113	$41,942
Factored receivables, including fees	8,829	7,681	24,992	19,791
Taxable securities	649	666	1,987	1,986
Tax exempt securities	17	15	45	46
Cash deposits	92	50	342	185
Total interest income	25,303	22,118	73,479	63,950
Interest expense:
Deposits	1,764	1,289	5,001	3,538
Senior secured note	—	134	—	411
Junior subordinated debentures	283	276	833	819
Other borrowings	25	24	44	51
Total interest expense	2,072	1,723	5,878	4,819
Net interest income	23,231	20,395	67,601	59,131
Provision for loan losses	165	1,375	3,351	4,047
Net interest income after provision for loan losses	23,066	19,020	64,250	55,084
Noninterest income:
Service charges on deposits	710	811	1,988	2,363
Card income	574	544	1,675	1,582
Net OREO gains (losses) and valuation adjustments	(58)	(11)	20	(340)
Net gains on sale of securities	15	10	257	26
Net gains on sale of loans	363	484	1,396	1,058
Fee income	542	448	1,466	1,267
Bargain purchase gain	1,708	—	14,217	—
Gain on branch sale	—	12,619	—	12,619
Asset management fees	1,744	374	3,976	503
Other	700	525	2,731	1,968
Total noninterest income	6,298	15,804	27,726	21,046
Noninterest expense:
Salaries and employee benefits	12,416	11,032	37,727	29,379
Occupancy, furniture and equipment	1,575	1,319	4,702	4,044
FDIC insurance and other regulatory assessments	252	280	786	821
Professional fees	1,344	1,043	3,523	2,428
Amortization of intangible assets	1,179	746	2,838	2,196
Advertising and promotion	618	1,102	1,687	2,228
Communications and technology	951	954	2,764	2,787
Other	2,210	1,985	6,936	5,634
Total noninterest expense	20,545	18,461	60,963	49,517
Net income before income tax	8,819	16,363	31,013	26,613
Income tax expense	2,891	6,089	6,389	9,631
Net income	5,928	10,274	24,624	16,982
Income attributable to noncontrolling interests	—	(582)	—	(1,471)
Net income attributable to Triumph Bancorp, Inc.	5,928	9,692	24,624	15,511
Dividends on preferred stock	(196)	(197)	(583)	(583)
Net income available to common stockholders	$5,732	$9,495	$24,041	$14,928
Earnings per common share
Basic	$0.32	$0.96	$1.36	$1.52
Diluted	$0.32	$0.91	$1.33	$1.47

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$5,928	$10,274	$24,624	$16,982
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(204)	(31)	226	1,138
Reclassification of amount realized through sale of securities	(15)	10	(257)	(26)
Tax effect	81	16	6	(409)
Total other comprehensive income (loss)	(138)	(5)	(25)	703
Comprehensive income	5,790	10,269	24,599	17,685
Income attributable to noncontrolling interests	—	(582)	—	(1,471)
Comprehensive income attributable to Triumph Bancorp, Inc.	$5,790	$9,687	$24,599	$16,214

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock – Series A		Preferred Stock – Series B		Common Stock			Treasury Stock			Accumulated
		Liquidation		Liquidation			Additional				Other	Non
	Shares	Preference	Shares	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Controlling	Total
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income	Interest	Equity
Balance, January 1, 2014	45,500	$4,550	51,956	$5,196	9,832,585	$98	$104,631	—	$—	$18,992	$133	$26,997	$160,597
Vesting of restricted stock units	—	—	—	—	58,395	1	54	—	—	—	—	—	55
Stock based compensation	—	—	—	—	—	—	613	—	—	—	—	—	613
Common stock issuance, net of costs	—	—	—	—	444	—	6	—	—	—	—	—	6
Purchase of treasury stock	—	—	—	—	(4,646)	—	—	4,646	(68)	—	—	—	(68)
Series T-1 and T-2 dividends	—	—	—	—	—	—	—	—	—	(1,313)	—	—	(1,313)
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(272)	—	—	(272)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(311)	—	—	(311)
TCF Class B distributions	—	—	—	—	—	—	—	—	—	(64)	—	—	(64)
TCF Class B redemption	—	—	—	—	—	—	—	—	—	—	—	(1,100)	(1,100)
Net income	—	—	—	—	—	—	—	—	—	16,982	—	—	16,982
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	703	—	703
Balance, September 30, 2014	45,500	$4,550	51,956	$5,196	9,886,778	$99	$105,304	4,646	$(68)	$34,014	$836	$25,897	$175,828

Balance, January 1, 2015	45,500	$4,550	51,956	$5,196	17,963,783	$180	$191,049	10,984	$(161)	$35,744	$951	$—	$237,509
Issuance of restricted stock awards	—	—	—	—	77,956	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	(1,667)	—	23	1,667	(23)	—	—	—	—
Stock based compensation	—	—	—	—	—	—	2,394	—	—	—	—	—	2,394
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(273)	—	—	(273)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(310)	—	—	(310)
Net income	—	—	—	—	—	—	—	—	—	24,624	—	—	24,624
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(25)	—	(25)
Balance, September 30, 2015	45,500	$4,550	51,956	$5,196	18,040,072	$181	$193,465	12,651	$(184)	$59,785	$926	$—	$263,919

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$24,624	$16,982
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,608	1,406
Net accretion on loans and deposits	(3,905)	(7,313)
Amortization of junior subordinated debentures	197	188
Net amortization on securities	458	782
Amortization of intangible assets	2,838	2,196
Deferred taxes	(540)	17
Provision for loan losses	3,351	4,047
Stock based compensation	2,394	613
Origination of loans held for sale	(50,482)	(42,283)
Proceeds from loan sales	52,992	48,562
Net gains on sale of securities	(257)	(26)
Net gains on sale of loans	(1,396)	(1,058)
Net OREO (gains) losses and valuation adjustments	(20)	340
Bargain purchase gain	(14,217)	—
Gain on branch sale	—	(12,619)
(Increase) decrease in other assets	146	912
Increase (decrease) in other liabilities	3,181	1,057
Net cash provided by (used in) operating activities	20,972	13,803
Cash flows from investing activities:
Purchases of securities available for sale	(20,560)	(15,040)
Proceeds from sales of securities available for sale	17,635	10,859
Proceeds from maturities, calls, and pay downs of securities available for sale	7,896	23,700
Purchases of loans (shared national credits)	(25,597)	—
Net change in loans	(147,556)	(129,472)
Purchases of premises and equipment, net	(1,482)	(2,016)
Net proceeds from sale of OREO	2,989	3,792
Net proceeds from (cash paid for) CLO warehouse investments	(2,550)	50
Purchases of FHLB and FRB stock, net	(3,089)	(24)
Cash paid for acquisitions, net of cash acquired	(127,591)	(49,482)
Net proceeds from sale of branch	—	57,409
Proceeds from sale of loans obtained through Doral Money Inc. acquisition	36,765	—
Net cash provided by (used in) investing activities	(263,140)	(100,224)
Cash flows from financing activities:
Net increase in deposits	35,028	96,945
Increase (decrease) in customer repurchase agreements	6,302	4,314
Increase (decrease) in Federal Home Loan Bank advances	58,000	(21,000)
Repayment of senior secured note	—	(943)
Proceeds from the issuance of other borrowings	99,975	—
Repayment of other borrowings	(1,659)	—
Issuance of common stock	—	61
Purchase of treasury stock	—	(68)
Distributions on noncontrolling interest and preferred stock	(583)	(1,960)
Redemption of TCF Class B units	—	(1,100)
Net cash provided by (used in) financing activities	197,063	76,249
Net increase (decrease) in cash and cash equivalents	(45,105)	(10,172)
Cash and cash equivalents at beginning of period	160,888	85,797
Cash and cash equivalents at end of period	$115,783	$75,625
Supplemental cash flow information:
Interest paid	$5,757	$6,345
Income taxes paid	$5,002	$5,720
Supplemental noncash disclosures:
Loans transferred to OREO	$747	$375
Securities transferred in satisfaction of other borrowings	$98,316	$—
Loan purchases, not yet settled (shared national credits)	$3,983	$—
Loans transferred to branch assets held for sale	$—	$78,071
Premises and equipment transferred to branch assets held for sale	$—	$2,260

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Triumph Bancorp, Inc. (collectively with its subsidiaries, Triumph, or the Company, as applicable) is a financial holding company headquartered in Dallas, Texas. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph Capital Advisors, LLC (TCA), Triumph CRA Holdings, LLC (TCRA), National Bancshares, Inc. (NBI), NBI’s wholly owned subsidiary Triumph Community Bank, N.A. (TCB), Triumph Savings Bank, SSB (TSB), TSB’s wholly owned subsidiary Advance Business Capital, LLC (ABC), which currently operates under the d/b/a of Triumph Business Capital, and TSB’s wholly owned subsidiary Triumph Insurance Group (TIG). In addition, (i) TSB does business under the Triumph Commercial Finance name with respect to its commercial finance business, including asset-based lending, equipment lending and general factoring and (ii) TCB does business under the Triumph Healthcare Finance name with respect to its healthcare asset-based lending business and the Triumph Premium Finance name with respect to its insurance premium financing business.

Effective October 1, 2015 the Company completed the merger of its subsidiary banks, Triumph Community Bank, N.A. and Triumph Savings Bank, SSB, into a single bank. The combined bank is named TBK Bank, SSB, is a direct subsidiary of Triumph Bancorp, Inc., and will continue doing business under the Triumph Community Bank and Triumph Savings Bank names in the markets where the Company currently operates under such names.  In addition, National Bancshares, Inc. was merged into Triumph Bancorp, Inc.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Effective July 1, 2015, the Company retrospectively adopted ASU No. 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). Issued in September 2015, ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Upon adoption of this ASU, the Company’s financial statements reflect measurement period adjustments in the reporting period in which the adjustment amounts were determined.

Newly Issued, But Not Yet Effective Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard was originally effective for the Company on January 1, 2017.  However, in August 2015 the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date” which deferred the mandatory effective date the new standard would take effect to reporting periods beginning after December 15, 2017, with early adoption allowed as of the original effective date for public companies. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the estimated fair values of assets acquired, liabilities assumed, net consideration transferred, and the resulting bargain purchase gain is as follows:

	Initial Values	Measurement
	Recorded at	Period	Adjusted
(Dollars in thousands)	Acquisition Date	Adjustments	Values
Assets acquired:
Cash	$8,273	$—	$8,273
CLO Securities	98,316	—	98,316
Intangible asset - CLO management contracts	1,918	—	1,918
Loans	36,765	—	36,765
Prepaid corporate income tax	3,014	1,688	4,702
Other assets	772	—	772
	149,058	1,688	150,746
Liabilities assumed:
Deferred tax liability	663	—	663
Other liabilities	22	(20)	2
	685	(20)	665
Fair value of net assets acquired	148,373	1,708	150,081
Net consideration transferred	135,864	—	135,864
Bargain purchase gain	$(12,509)	$(1,708)	$(14,217)

The Company completed the acquisition via an FDIC bid process for DMI as part of the Doral Bank failure and the resulting nontaxable bargain purchase gain represents the excess of the fair value of the net assets acquired over the fair value of the net consideration transferred.  The Company recorded measurement period adjustments during the three months ended September 2015 related to the finalization of income taxes associated with the transaction.  As a result, the bargain purchase gain was increased by $1,708,000, which is reflected in the consolidated statements of income for the three and nine months ended September 30, 2015.  As of September 30, 2015, the accounting for contingent liabilities and certain real estate valuations associated with the acquisition had not been finalized.

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

NOTE 3 - SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at September 30, 2015 and December 31, 2014 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$90,606	$1,405	$—	$92,011
Mortgage-backed securities, residential	24,051	472	—	24,523
Asset backed securities	18,373	59	(628)	17,804
State and municipal	3,375	21	—	3,396
Corporate bonds	18,773	131	(7)	18,897
SBA pooled securities	188	1	—	189
Total available for sale securities	$155,366	$2,089	$(635)	$156,820

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
Other debt securities	$747	$3	$(5)	$745

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$93,150	$691	$—	$93,841
Mortgage-backed securities, residential	28,298	580	—	28,878
Asset backed securities	18,559	129	(90)	18,598
State and municipal	6,833	28	—	6,861
Corporate bonds	13,492	144	—	13,636
SBA pooled securities	207	3	—	210
Total available for sale securities	$160,539	$1,575	$(90)	$162,024

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
Other debt securities	$745	$5	$—	$750

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair value of securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,263	$1,265	$149	$150
Due from one year to five years	109,268	110,770	598	595
Due from five years to ten years	1,554	1,566	—	—
Due after ten years	669	703	—	—
	112,754	114,304	747	745
Mortgage-backed securities, residential	24,051	24,523	—	—
Asset backed securities	18,373	17,804	—	—
SBA pooled securities	188	189	—	—
	$155,366	$156,820	$747	$745

For the three and nine months ended September 30, 2015, securities were sold resulting in proceeds of $5,076,000 and $17,635,000, respectively, gross gains of $15,000 and $257,000, respectively, and no losses. For the three and nine months ended September 30, 2014, securities were sold resulting in proceeds of $4,065,000 and $10,859,000, respectively, gross gains of $10,000 and $35,000, respectively, and gross losses of $0 and $9,000, respectively.

Securities with a carrying amount of approximately $81,142,000 and $113,980,000 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure customer repurchase agreements, Federal Home Loan Bank advances, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to securities with gross unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2015	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
Asset backed securities	7,952	(581)	4,941	(47)	12,893	(628)
State and municipal	—	—	—	—	—	—
Corporate bonds	5,248	(7)	—	—	5,248	(7)
SBA pooled securities	—	—	—	—	—	—
	$13,200	$(588)	$4,941	$(47)	$18,141	$(635)

Held to maturity securities:
Other debt securities	$220	$(5)	$—	$—	$220	$(5)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
Asset backed securities	8,703	(82)	4,959	(8)	13,662	(90)
State and municipal	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$8,703	$(82)	$4,959	$(8)	$13,662	$(90)

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

As of September 30, 2015, management does not have the intent to sell any of the securities classified as available for sale with unrealized losses in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2015, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Commercial real estate	$247,175	$249,164
Construction, land development, land	52,446	42,914
1-4 family residential properties	77,043	78,738
Farmland	25,784	22,496
Commercial	468,055	364,567
Factored receivables	201,803	180,910
Consumer	10,632	11,941
Mortgage warehouse	102,363	55,148
Total	1,185,301	1,005,878
Allowance for loan and lease losses	(11,544)	(8,843)
	$1,173,757	$997,035

Total loans include net deferred origination and factoring fees totaling $798,000 and $906,000 at September 30, 2015 and December 31, 2014, respectively.

Loans with carrying amounts of $207,661,000 and $141,427,000 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (ALLL) during the three and nine months ended September 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended September 30, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,214	$189	$(9)	$1	$1,395
Construction, land development, land	346	97	—	—	443
1-4 family residential properties	251	44	(20)	4	279
Farmland	28	1	—	—	29
Commercial	5,064	210	—	34	5,308
Factored receivables	4,135	(475)	(72)	21	3,609
Consumer	160	107	(97)	55	225
Mortgage warehouse	264	(8)	—	—	256
	$11,462	$165	$(198)	$115	$11,544

(Dollars in thousands)	Beginning				Ending
Three months ended September 30, 2014	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$463	$(78)	$—	$1	$386
Construction, land development, land	242	198	(100)	—	340
1-4 family residential properties	197	56	(74)	3	182
Farmland	11	2	—	—	13
Commercial	2,332	722	—	3	3,057
Factored receivables	2,838	397	(119)	21	3,137
Consumer	96	34	(100)	57	87
Mortgage warehouse	74	44	—	—	118
	$6,253	$1,375	$(393)	$85	$7,320

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	Beginning				Ending
Nine months ended September 30, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$533	$962	$(152)	$52	$1,395
Construction, land development, land	333	110	—	—	443
1-4 family residential properties	215	163	(203)	104	279
Farmland	19	10	—	—	29
Commercial	4,003	1,312	(47)	40	5,308
Factored receivables	3,462	529	(451)	69	3,609
Consumer	140	147	(244)	182	225
Mortgage warehouse	138	118	—	—	256
	$8,843	$3,351	$(1,097)	$447	$11,544

(Dollars in thousands)	Beginning				Ending
Nine months ended September 30, 2014	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$348	$35	$—	$3	$386
Construction, land development, land	110	330	(100)	—	340
1-4 family residential properties	100	240	(264)	106	182
Farmland	7	6	—	—	13
Commercial	1,145	1,707	(12)	217	3,057
Factored receivables	1,842	1,533	(294)	56	3,137
Consumer	49	122	(314)	230	87
Mortgage warehouse	44	74	—	—	118
	$3,645	$4,047	$(984)	$612	$7,320

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (PCI) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
September 30, 2015	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$731	$240,885	$5,559	$247,175	$100	$940	$355	$1,395
Construction, land development, land	—	51,061	1,385	52,446	—	443	—	443
1-4 family residential properties	568	74,444	2,031	77,043	1	278	—	279
Farmland	—	25,784	—	25,784	—	29	—	29
Commercial	2,403	461,494	4,158	468,055	597	4,711	—	5,308
Factored receivables	1,340	200,463	—	201,803	949	2,660	—	3,609
Consumer	—	10,632	—	10,632	—	225	—	225
Mortgage warehouse	—	102,363	—	102,363	—	256	—	256
	$5,042	$1,167,126	$13,133	$1,185,301	$1,647	$9,542	$355	$11,544

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2014	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,934	$238,640	$8,590	$249,164	$—	$533	$—	$533
Construction, land development, land	—	41,431	1,483	42,914	—	333	—	333
1-4 family residential properties	627	76,041	2,070	78,738	—	215	—	215
Farmland	—	22,496	—	22,496	—	19	—	19
Commercial	7,188	353,022	4,357	364,567	716	3,287	—	4,003
Factored receivables	1,271	179,639	—	180,910	1,033	2,429	—	3,462
Consumer	—	11,941	—	11,941	—	140	—	140
Mortgage warehouse	—	55,148	—	55,148	—	138	—	138
	$11,020	$978,358	$16,500	$1,005,878	$1,749	$7,094	$—	$8,843

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans included in the tables below are non-PCI impaired loans and PCI loans that have deteriorated subsequent to acquisition and as a result have been deemed impaired and an allowance recorded. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from the tables below.

The following is a summary of information pertaining to impaired loans at September 30, 2015 and December 31, 2014:

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
September 30, 2015	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$532	$532	$100	$199	$247
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	15	22	1	553	715
Farmland	—	—	—	—	—
Commercial	1,711	1,740	597	692	690
Factored receivables	1,340	1,340	949	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$4,123	$4,159	$2,002	$1,444	$1,652

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2014	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$—	$—	$—	$1,934	$1,960
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	—	—	—	627	748
Farmland	—	—	—	—	—
Commercial	1,845	2,527	716	5,343	5,368
Factored receivables	1,271	1,271	1,033	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$3,116	$3,798	$1,749	$7,904	$8,076

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,327	$8	$1,023	$25
Construction, land development, land	—	—	12	1
1-4 family residential properties	479	10	660	16
Farmland	—	—	—	—
Commercial	2,599	68	6,779	3
Factored receivables	1,992	—	522	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
PCI	525	—	13	—
	$6,922	$86	$9,009	$45

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,332	$12	$2,113	$181
Construction, land development, land	—	—	—	—
1-4 family residential properties	802	42	1,018	145
Farmland	—	—	—	—
Commercial	4,796	187	5,642	40
Factored receivables	1,305	—	381	9
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
PCI	263	—	13	9
	$8,498	$241	$9,167	$384

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the unpaid principal and recorded investment for loans at September 30, 2015 and December 31, 2014. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI), (2) net deferred origination costs and fees, and (3) previous charge-offs.

(Dollars in thousands)	Recorded	Unpaid
September 30, 2015	Investment	Principal	Difference
Commercial real estate	$247,175	$257,519	$(10,344)
Construction, land development, land	52,446	53,966	(1,520)
1-4 family residential properties	77,043	79,911	(2,868)
Farmland	25,784	25,700	84
Commercial	468,055	469,888	(1,833)
Factored receivables	201,803	202,837	(1,034)
Consumer	10,632	10,676	(44)
Mortgage warehouse	102,363	102,363	—
	$1,185,301	$1,202,860	$(17,559)

	Recorded	Unpaid
December 31, 2014	Investment	Principal	Difference
Commercial	$249,164	$263,060	$(13,896)
Construction, land development, land	42,914	44,609	(1,695)
1-4 family residential properties	78,738	82,263	(3,525)
Farmland	22,496	22,400	96
Commercial	364,567	366,753	(2,186)
Factored receivables	180,910	181,817	(907)
Consumer	11,941	12,012	(71)
Mortgage warehouse	55,148	55,148	—
	$1,005,878	$1,028,062	$(22,184)

At September 30, 2015 and December 31, 2014, the Company had $20,708,000 and $18,976,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at September 30, 2015 and December 31, 2014:

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
September 30, 2015	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$230	$—	$678	$908
Construction, land development, land	160	—	—	160
1-4 family residential properties	789	8	533	1,330
Farmland	—	—	—	—
Commercial	4,267	878	2,331	7,476
Factored receivables	8,050	1,311	—	9,361
Consumer	281	—	—	281
Mortgage warehouse	—	—	—	—
PCI	141	—	5,681	5,822
	$13,918	$2,197	$9,223	$25,338

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2014	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$643	$—	$1,995	$2,638
Construction, land development, land	—	—	—	—
1-4 family residential properties	584	49	638	1,271
Farmland	—	—	—	—
Commercial	114	—	7,188	7,302
Factored receivables	7,202	651	—	7,853
Consumer	296	—	—	296
Mortgage warehouse	—	—	—	—
PCI	260	—	6,206	6,466
	$9,099	$700	$16,027	$25,826

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

As of September 30, 2015 and December 31, 2014 based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)		Special
September 30, 2015	Pass	Mention	Substandard	Doubtful	PCI	Total
Commercial real estate	$233,839	$2,073	$5,704	$—	$5,559	$247,175
Construction, land development, land	51,061	—	—	—	1,385	52,446
1-4 family residential	74,462	—	550	—	2,031	77,043
Farmland	25,784	—	—	—	—	25,784
Commercial	444,461	3,581	15,855	—	4,158	468,055
Factored receivables	200,498	—	621	684	—	201,803
Consumer	10,632	—	—	—	—	10,632
Mortgage warehouse	102,363	—	—	—	—	102,363
	$1,143,100	$5,654	$22,730	$684	$13,133	$1,185,301

(Dollars in thousands)		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	PCI	Total
Commercial real estate	$231,627	$2,344	$6,603	$—	$8,590	$249,164
Construction, land development, land	41,431	—	—	—	1,483	42,914
1-4 family residential	75,781	77	810	—	2,070	78,738
Farmland	22,496	—	—	—	—	22,496
Commercial	347,534	2,435	10,241	—	4,357	364,567
Factored receivables	179,639	—	350	921	—	180,910
Consumer	11,941	—	—	—	—	11,941
Mortgage warehouse	55,148	—	—	—	—	55,148
	$965,597	$4,856	$18,004	$921	$16,500	$1,005,878

Troubled Debt Restructurings

Troubled debt restructurings and their effects were immaterial as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at September 30, 2015 and December 31, 2014, are as follows:

	September 30,	December 31,
	2015	2014
Contractually required principal and interest:
Real estate loans	$17,572	$23,457
Commercial loans	5,815	6,293
Outstanding contractually required principal and interest	$23,387	$29,750
Gross carrying amount included in loans receivable	$13,133	$16,500

The changes in accretable yield during the three and nine months ended September 30, 2015 and 2014 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Accretable yield, beginning balance	$3,349	$6,662	$4,977	$4,587
Additions	—	482	—	482
Accretion	(1,056)	(199)	(3,070)	(1,957)
Reclassification from nonaccretable to accretable yield	195	—	780	3,922
Disposals	—	(61)	(199)	(150)
Accretable yield, ending balance	$2,488	$6,884	$2,488	$6,884

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Goodwill	$15,968	$15,968
Core deposit intangibles	9,393	11,218
Other intangible assets	3,634	1,871
	$28,995	$29,057

The changes in goodwill and intangible assets during the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$30,174	$31,043	$29,057	$28,518
Acquired goodwill	—	—	—	1,921
Acquired intangibles	—	—	2,776	2,054
Divestiture	—	(514)	—	(514)
Amortization of intangibles	(1,179)	(746)	(2,838)	(2,196)
Ending balance	$28,995	$29,783	$28,995	$29,783

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – Variable Interest Entities

Collateralized Loan Obligation Funds – Closed

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

TCA earned asset management fees totaling $1,744,000 and $3,976,000 for the three and nine months ended September 30, 2015, respectively, and $374,000 and $503,000 for the three and nine months ended September 30, 2014, respectively.

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

Collateralized Loan Obligation Funds – Warehouse Phase

On July 22, 2015 and September 21, 2015, Trinitas CLO IV, Ltd. (Trinitas IV) and Trinitas CLO V, Ltd. (Trinitas V), respectively, were formed to be the issuers of CLO offerings.  Trinitas IV was capitalized with initial third party equity investments of $36,000,000 in addition to the Company’s initial $4,000,000 equity investment and Trinitas V was capitalized with initial third party equity investments of $9,000,000 in addition to the Company’s initial $1,000,000 investment.  Each entity entered into a warehouse credit agreement in order to begin acquiring senior secured loan assets that will comprise the initial collateral pool of the CLOs once issued. When finalized, Trinitas IV and Trinitas V will use the proceeds of the debt and equity interests sold in the offering for the final CLO securitization structures to repay the initial warehouse phase debt and equity holders. In the final CLO securitization structures, interest and principal repayment of the leveraged loans held by Trinitas IV and Trinitas V will be used to repay debt holders with any excess cash flows used to provide a return on capital to equity investors. TCA was appointed as asset manager for these entities during their warehousing period. TCA does not earn management or other fees from Trinitas IV or Trinitas V during the warehouse phase.

At September 30, 2015, the Company’s loss exposure to Trinitas IV and Trinitas V is limited to its combined $5,049,000 equity investment in the entities which is classified as other assets within the Company’s consolidated balance sheets and accounted for under the equity method.

The Company performed a consolidation analysis of Trinitas IV and Trinitas V during the warehouse phase and concluded that Trinitas IV and Trinitas V are variable interest entities and that the Company and its related persons hold variable interests in the entities that could potentially be significant to the entities in the form of equity investments in the entities. However, the Company also concluded that due to certain approval and denial powers available to the lender under the warehouse credit facility for Trinitas

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

IV and Trinitas V which provide for shared decision-making powers, the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance.  As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the entities in the Company’s financial statements.

NOTE 7 - Deposits

Deposits at September 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Noninterest bearing demand	$167,931	$179,848
Interest bearing demand	206,603	236,525
Individual retirement accounts	58,619	55,034
Money market	117,888	117,514
Savings	72,244	70,407
Certificates of deposit	526,732	455,901
Brokered deposits	50,019	50,000
Total Deposits	$1,200,036	$1,165,229

At September 30, 2015, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	September 30, 2015
Within one year	$444,022
After one but within two years	144,099
After two but within three years	23,886
After three but within four years	14,385
After four but within five years	8,978
Total	$635,370

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $99,218,000 and $66,366,000 at September 30, 2015 and December 31, 2014, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$10,313	$11,500	$5,192	$14,600
Unused lines of credit	30,782	214,734	30,369	197,594
Standby letters of credit	1,338	2,000	1,840	1,915

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

(Dollars in thousands)	Fair Value Measurements Using			Total
September 30, 2015	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$92,011	$—	$92,011
Mortgage-backed securities-residential	—	24,523	—	24,523
Asset backed securities	—	17,804	—	17,804
State and municipal	—	3,396	—	3,396
Corporate bonds	—	18,897	—	18,897
SBA pooled securities	—	189	—	189
	$—	$156,820	$—	$156,820

Loans held for sale	$—	$2,174	$—	$2,174

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$93,841	$—	$93,841
Mortgage-backed securities-residential	—	28,878	—	28,878
Asset backed securities	—	18,598	—	18,598
State and municipal	—	3,592	3,269	6,861
Corporate bonds	—	13,636	—	13,636
SBA pooled securities	—	210	—	210
	$—	$158,755	$3,269	$162,024

Loans held for sale	$—	$3,288	$—	$3,288

There were no transfers between levels during 2015 or 2014.

At December 31, 2014, the Company classified $3,269,000 of municipal securities as level 3. These securities were called during the nine months ended September 30, 2015.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014.

(Dollars in thousands)	Fair Value Measurements Using			Total
September 30, 2015	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$432	$432
1-4 family residential properties	—	—	14	14
Commercial	—	—	1,114	1,114
Factored receivables	—	—	391	391
PCI	—	—	170	170
Other real estate owned (1)
Commercial	—	—	299	299
Construction, land development, land	—	—	713	713
1-4 family residential properties	—	—	92	92
	$—	$—	$3,225	$3,225

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial	$—	$—	$1,129	$1,129
Factored receivables	—	—	238	238
Other real estate owned (1)
Commercial	—	—	2,163	2,163
Construction, land development, land	—	—	1,487	1,487
1-4 family residential properties	—	—	97	97
	$—	$—	$5,114	$5,114

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
September 30, 2015	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$115,783	$115,783	$—	$—	$115,783
Securities - held to maturity	747	—	745	—	745
Loans not previously presented, net	1,171,636	—	—	1,177,106	1,177,106
FHLB and FRB stock	7,992	N/A	N/A	N/A	N/A
Accrued interest receivable	4,962	—	4,962	—	4,962

Financial liabilities:
Deposits	1,200,036	—	1,202,716	—	1,202,716
Customer repurchase agreements	15,584	—	15,584	—	15,584
Federal Home Loan Bank advances	61,000		61,000		61,000
Junior subordinated debentures	24,620	—	24,620	—	24,620
Accrued interest payable	1,092	—	1,092	—	1,092

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2014	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$160,888	$160,888	$—	$—	$160,888
Securities - held to maturity	745	—	750	—	750
Loans not previously presented, net	995,668	—	—	1,001,548	1,001,548
FHLB and FRB stock	4,903	N/A	N/A	N/A	N/A
Accrued interest receivable	3,727	—	3,727	—	3,727

Financial liabilities:
Deposits	1,165,229	—	1,167,479	—	1,167,479
Customer repurchase agreements	9,282	—	9,282	—	9,282
Federal Home Loan Bank advances	3,000	—	3,000	—	3,000
Junior subordinated debentures	24,423	—	24,423	—	24,423
Accrued interest payable	971	—	971	—	971

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the new capital level requirements set forth in the table below in order to qualify as “well capitalized.” As of September 30, 2015, TSB’s and TCB’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company, TSB, and TCB are presented in the following table as of September 30, 2015 and December 31, 2014.  For periods beginning on or after January 1, 2015, capital ratios are calculated and presented in accordance with the requirements of Basel III.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
(Dollars in thousands)	Actual		Action Provisions		Action Provisions
As of September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$270,749	20.2%	$107,166	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$64,540	13.4%	$38,470	8.0%	$48,088	10.0%
Triumph Community Bank	$136,625	16.5%	$66,194	8.0%	$82,742	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$259,068	19.3%	$80,375	6.0%	N/A	N/A
Triumph Savings Bank, SSB	$59,728	12.4%	$28,853	6.0%	$38,470	8.0%
Triumph Community Bank	$129,848	15.7%	$49,645	6.0%	$66,194	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$230,116	17.2%	$60,275	4.5%	N/A	N/A
Triumph Savings Bank, SSB	$59,728	12.4%	$21,639	4.5%	$31,257	6.5%
Triumph Community Bank	$129,848	15.7%	$37,234	4.5%	$53,782	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$259,068	16.9%	$61,436	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$59,728	11.8%	$20,307	4.0%	$25,384	5.0%
Triumph Community Bank	$129,848	13.2%	$39,340	4.0%	$49,175	5.0%

As of December 31, 2014
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$229,509	20.4%	$90,213	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$56,013	16.5%	$27,118	8.0%	$33,898	10.0%
Triumph Community Bank	$117,254	15.0%	$62,547	8.0%	$78,184	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$220,550	19.6%	$45,107	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	15.3%	$13,559	4.0%	$20,339	6.0%
Triumph Community Bank	$112,289	14.4%	$31,273	4.0%	$46,910	6.0%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$220,550	15.9%	$55,412	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	13.0%	$15,982	4.0%	$19,978	5.0%
Triumph Community Bank	$112,289	11.9%	$37,812	4.0%	$47,265	5.0%

Dividends paid by banks are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

	Preferred Stock				Common Stock		Treasury Stock
	Series A		Series B
	September	December	September	December	September	December	September	December
	2015	2014	2015	2014	2015	2014	2015	2014
Number of shares authorized	50,000	50,000	115,000	115,000	50,000,000	50,000,000
Number of shares issued	45,500	45,500	51,956	51,956	18,052,723	17,974,767
Number of shares outstanding	45,500	45,500	51,956	51,956	18,040,072	17,963,783	12,651	10,984
Par value per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	8.00%	8.00%
Initial dividend payment date	3/31/2013	3/31/2013	12/31/2013	12/31/2013
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $846,000 and $2,394,000 for the three and nine month periods ended September 30, 2015, respectively, and $417,000 and $613,000 for the three and nine month periods ended September 30, 2014, respectively.

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

A summary of changes in the Company’s nonvested RSAs under the Omnibus Incentive Plan for the nine months ended September 30, 2015 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2015	252,256	$14.71
Granted	77,956	13.50
Vested	—	—
Forfeited	(1,667)	14.63
Nonvested at September 30, 2015	328,545	$14.42

Compensation expense for RSAs granted under the Omnibus Incentive Program will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of September 30, 2015, there was $2,113,000 of unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 1.48 years.

Amended and Restricted Stock Plan

The Company’s Amended and Restricted Stock Plan (the Terminated Plan) provided for the issuance of up to 750,000 shares of restricted common stock to officers, directors and employees of the Company and its subsidiaries. In August 2014, the Company terminated the plan and approved the immediate and full acceleration of vesting on all remaining nonvested RSUs in anticipation of its

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contemplated initial public offering. As a result, the Company recognized all remaining unrecognized compensation cost of $417,000 associated with these shares during the third quarter of 2014.

A summary of changes in the Company’s nonvested RSUs under the Terminated Plan for the nine months ended September 30, 2014 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Units	Fair Value
Nonvested at January 1, 2014	26,120	$10.77
Granted	32,275	14.08
Vested	(58,395)	12.60
Forfeited	—	—
Nonvested at September 30, 2014	—	$—

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Basic
Net income to common stockholders	$5,732	$9,495	$24,041	$14,928
Weighted average common shares outstanding	17,711,527	9,872,923	17,711,527	9,850,640
Basic earnings per common share	$0.32	$0.96	$1.36	$1.52
Diluted
Net income to common stockholders	$5,732	$9,495	$24,041	$14,928
Dilutive effect of preferred stock	196	197	583	583
Net income to common stockholders - diluted	$5,928	$9,692	$24,624	$15,511
Weighted average common shares outstanding	17,711,527	9,872,923	17,711,527	9,850,640
Add: Dilutive effects of restricted stock	149,790	—	77,591	6,059
Add: Dilutive effects of assumed exercises of stock warrants	50,153	52,881	36,751	52,881
Add: Dilutive effects of assumed conversion of Preferred A	315,773	315,773	315,773	315,773
Add: Dilutive effects of assumed conversion of Preferred B	360,578	360,578	360,578	360,578
Average shares and dilutive potential common shares	18,587,821	10,602,155	18,502,220	10,585,931
Dilutive earnings per common share	$0.32	$0.91	$1.33	$1.47

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

(Dollars in thousands)			Asset
Three Months Ended September 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$8,274	$16,743	$21	$265	$25,303
Intersegment interest allocations	(1,085)	1,085	—	—	—
Total interest expense	—	1,789	—	283	2,072
Net interest income (expense)	7,189	16,039	21	(18)	23,231
Provision for loan losses	35	130	—	—	165
Net interest income after provision	7,154	15,909	21	(18)	23,066
Bargain purchase gain	—	—	1,708	—	1,708
Other noninterest income	445	2,345	1,778	22	4,590
Noninterest expense	4,618	12,680	1,617	1,630	20,545
Operating income (loss)	$2,981	$5,574	$1,890	$(1,626)	$8,819

Total assets	$189,430	$1,309,873	$16,209	$65,951	$1,581,463
Gross loans	$175,689	$991,032	$45	$18,535	$1,185,301

(Dollars in thousands)			Asset
Three Months Ended September 30, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$7,423	$14,690	$—	$5	$22,118
Intersegment interest allocations	(990)	990	—	—	—
Total interest expense	—	1,312	—	411	1,723
Net interest income (expense)	6,433	14,368	—	(406)	20,395
Provision for loan losses	452	923	—	—	1,375
Net interest income after provision	5,981	13,445	—	(406)	19,020
Gain on branch sale	—	12,619	—	—	12,619
Other noninterest income	431	2,345	374	35	3,185
Noninterest expense	4,125	12,344	626	1,366	18,461
Operating income (loss)	$2,287	$16,065	$(252)	$(1,737)	$16,363

Total assets	$170,088	$1,155,434	$801	$21,475	$1,347,798
Gross loans	$158,129	$819,010	$—	$—	$977,139

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$23,777	$49,166	$87	$449	$73,479
Intersegment interest allocations	(3,011)	3,011	—	—	—
Total interest expense	—	5,035	10	833	5,878
Net interest income (expense)	20,766	47,142	77	(384)	67,601
Provision for loan losses	402	2,856	—	93	3,351
Net interest income after provision	20,364	44,286	77	(477)	64,250
Bargain purchase gain	—	—	14,217	—	14,217
Other noninterest income	1,227	7,637	4,087	558	13,509
Noninterest expense	13,380	37,786	5,053	4,744	60,963
Operating income (loss)	$8,211	$14,137	$13,328	$(4,663)	$31,013

Total assets	$189,430	$1,309,873	$16,209	$65,951	$1,581,463
Gross loans	$175,689	$991,032	$45	$18,535	$1,185,301

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$19,165	$44,753	$—	$32	$63,950
Intersegment interest allocations	(2,262)	2,262	—	—	—
Total interest expense	—	3,590	—	1,229	4,819
Net interest income	16,903	43,425	—	(1,197)	59,131
Provision for loan losses	1,354	2,693	—	—	4,047
Net interest income after provision	15,549	40,732	—	(1,197)	55,084
Gain on branch sale	—	12,619	—	—	12,619
Other noninterest income	1,218	6,256	503	450	8,427
Noninterest expense	10,570	34,234	1,700	3,013	49,517
Operating income (loss)	$6,197	$25,373	$(1,197)	$(3,760)	$26,613

Total assets	$170,088	$1,155,434	$801	$21,475	$1,347,798
Gross loans	$158,129	$819,010	$—	$—	$977,139

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our two wholly owned bank subsidiaries, Triumph Savings Bank and Triumph Community Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Effective October 1, 2015, we completed the merger of our two subsidiary banks into a single bank. The combined bank is named TBK Bank, SSB and will continue doing business under the Triumph Savings Bank and Triumph Community Bank names in the markets where we currently operate under such names.  Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending and healthcare lending products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our Triumph Capital Advisors subsidiary, we provide investment management services currently focused on the origination and management of collateralized loan obligations. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of September 30, 2015, we had consolidated total assets of $1.581 billion, total loans held for investment of $1.185 billion, total deposits of $1.200 billion and total stockholders’ equity of $263.9 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. In addition, through our Triumph Capital Advisors asset management subsidiary, we provide fee-based asset management services distinct from our traditional banking offerings and operations.  As a result, we have determined our reportable segments are Banking, Factoring, Asset Management, and Corporate. For the nine months ended September 30, 2015, our Banking segment generated 65% of our total revenue (comprised of interest and noninterest income, excluding bargain purchase gains), our Factoring segment generated 29% of our total revenue, our Asset Management segment generated 5% of our total revenue, and our Corporate segment generated 1% of our total revenue.

Doral Money, Inc. Acquisition

On February 27, 2015, Triumph Capital Advisors entered into a Purchase and Sale Agreement with the Federal Deposit Insurance Corporation, in its capacity as receiver of Doral Bank, to acquire 100% of the equity of Doral Money, Inc., a subsidiary of Doral Bank, and the management contracts associated with two active collateralized loan obligations with approximately $700 million in assets under management. The consideration transferred in the acquisition consisted of cash paid of $135.9 million and resulted in the recognition of a preliminary pre-tax bargain purchase gain in the amount of $12.5 million. The purpose of the acquisition was to expand our asset management operations.

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

We recorded measurement period adjustments during the three months ended September 2015 related to the finalization of income taxes associated with the acquisition.  As a result, the overall bargain purchase gain was increased by $1.7 million to $14.2 million, which is reflected in the consolidated statements of income for the three and nine months ended September 30, 2015.

Financial Highlights

The Company’s key financial highlights as of and for the three and nine months ended September 30, 2015, as compared to the prior period, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Income Statement Data:
Interest income	$25,303	$22,118	$73,479	$63,950
Interest expense	2,072	1,723	5,878	4,819
Net interest income	23,231	20,395	67,601	59,131
Provision for loan losses	165	1,375	3,351	4,047
Net interest income after provision	23,066	19,020	64,250	55,084
Bargain purchase gain	1,708	—	14,217	—
Gain on branch sale	—	12,619	—	12,619
Other noninterest income	4,590	3,185	13,509	8,427
Noninterest income	6,298	15,804	27,726	21,046
Noninterest expense	20,545	18,461	60,963	49,517
Net income before income taxes	8,819	16,363	31,013	26,613
Income tax expense	2,891	6,089	6,389	9,631
Net income	5,928	10,274	24,624	16,982
Income attributable to noncontrolling interests	—	(582)	—	(1,471)
Dividends on preferred stock	(196)	(197)	(583)	(583)
Net income available to common stockholders	$5,732	$9,495	$24,041	$14,928

Per Share Data:
Basic earnings per common share	$0.32	$0.96	$1.36	$1.52
Diluted earnings per common share	$0.32	$0.91	$1.33	$1.47
Weighted average shares outstanding - basic	17,711,527	9,872,923	17,711,527	9,850,640
Weighted average shares outstanding - diluted	18,587,821	10,602,155	18,502,220	10,585,931

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.22	$0.16	$0.61	$0.71
Adjusted weighted average shares outstanding - diluted	17,911,470	9,925,804	17,825,869	9,909,580

Performance ratios - Annualized(2):
Return on average assets	1.50%	3.01%	2.18%	1.71%
Return on average common equity (1)	9.00%	26.84%	13.15%	15.08%
Return on average tangible common equity (1)	10.20%	34.26%	14.97%	19.32%
Return on average total equity	8.96%	23.16%	12.95%	13.46%
Yield on loans	8.34%	8.66%	8.77%	8.88%
Adjusted yield on loans (1)	7.96%	8.03%	8.32%	7.84%
Cost of interest bearing deposits	0.69%	0.56%	0.66%	0.52%
Cost of total deposits	0.59%	0.48%	0.57%	0.44%
Cost of total funds	0.64%	0.59%	0.63%	0.56%
Net interest margin (1)	6.45%	6.69%	6.59%	6.71%
Adjusted net interest margin (1)	6.14%	6.19%	6.23%	5.89%
Efficiency ratio (1)	73.85%	78.29%	72.97%	73.30%
Net noninterest expense to average assets (1)	4.04%	4.48%	4.05%	4.14%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2015	2014
Balance Sheet Data:
Total assets	$1,581,463	$1,447,898
Cash and cash equivalents	115,783	160,888
Investment securities	157,567	162,769
Loans held for sale	2,174	3,288
Loans held for investment, net	1,173,757	997,035
Total liabilities	1,317,544	1,210,389
Noninterest bearing deposits	167,931	179,848
Interest bearing deposits	1,032,105	985,381
Junior subordinated debentures	24,620	24,423
Total stockholders’ equity	263,919	237,509
Preferred stockholders' equity	9,746	9,746
Common stockholders' equity (1)	254,173	227,763

Per Share Data:
Book value per share	$14.09	$12.68
Tangible book value per share (1)	$12.48	$11.06
Shares outstanding end of period	18,040,072	17,963,783

Asset Quality ratios(3):
Past due to total loans	2.14%	2.57%
Nonperforming loans to total loans	0.97%	1.66%
Nonperforming assets to total assets	1.12%	1.73%
ALLL to nonperforming loans	100.00%	53.02%
ALLL to total loans	0.97%	0.88%
Net charge-offs to average loans(4)	0.06%	0.07%

Capital ratios (5):
Tier 1 capital to average assets	16.87%	15.92%
Tier 1 capital to risk-weighted assets	19.34%	19.56%
Common equity Tier 1 capital to risk-weighted assets	17.18%	N/A
Total capital to risk-weighted assets	20.21%	20.35%
Total stockholders' equity to total assets	16.69%	16.40%
Tangible common stockholders' equity ratio (1)	14.50%	14.00%

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

(2)	Amounts have been annualized.
(3)	Asset quality ratios exclude loans held for sale.
(4)	Net charge-offs to average loans ratios are for the nine months ended September 30, 2015 and the year ended December 31, 2014.
(5)	Effective January 1, 2015, capital ratios are calculated under the requirements of Basel III.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
Net income available to common stockholders	$5,732	$9,495	$24,041	$14,928
Less: gain on branch sale, net of tax	—	7,892	—	7,892
Less: bargain purchase gain, nontaxable	1,708	—	14,217	—
Add: merger and acquisition expenses, net of tax	—	—	158	—
Add: incremental bonus related to acquisition, net of tax	—	—	1,138	—
Less: escrow recovery from DHF, net of tax	—	—	195	—
Adjusted net income available to common stockholders	$4,024	$1,603	$10,925	$7,036

Weighted average shares outstanding - diluted	18,587,821	10,602,155	18,502,220	10,585,931
Less: adjusted effects of assumed preferred stock conversion	676,351	676,351	676,351	676,351
Adjusted weighted average shares outstanding - diluted	17,911,470	9,925,804	17,825,869	9,909,580
Adjusted diluted earnings per common share	$0.22	$0.16	$0.61	$0.71

Net income available to common stockholders	$5,732	$9,495	$24,041	$14,928
Average tangible common equity	222,884	109,944	214,708	103,313
Return on average tangible common equity	10.20%	34.26%	14.97%	19.32%

Efficiency ratio:
Net interest income	$23,231	$20,395	$67,601	$59,131
Noninterest income	6,298	15,804	27,726	21,046
Operating revenue	29,529	36,199	95,327	80,177
Less: bargain purchase gain, nontaxable	1,708	—	14,217	—
Less: gain on branch sale	—	12,619	—	12,619
Less: escrow recovery from DHF, pre-tax	—	—	300	—
Adjusted operating revenue	$27,821	$23,580	$80,810	$67,558

Total noninterest expense	$20,545	$18,461	$60,963	$49,517
Less: merger and acquisition expenses, pre-tax	—	—	243	—
Less: incremental bonus related to acquisition, pre-tax	—	—	1,750	—
Adjusted noninterest expense	$20,545	$18,461	$58,970	$49,517
Efficiency ratio	73.85%	78.29%	72.97%	73.30%

Net noninterest expense to average assets ratio:
Total noninterest expense	$20,545	$18,461	$60,963	$49,517
Less: merger and acquisition expenses, pre-tax	—	—	243	—
Less: incremental bonus related to acquisition, pre-tax	—	—	1,750	—
Adjusted noninterest expense	$20,545	$18,461	$58,970	$49,517

Total noninterest income	$6,298	$15,804	$27,726	$21,046
Less: bargain purchase gain, nontaxable	1,708	—	14,217	—
Less: gain on branch sale	—	12,619	—	12,619
Less: escrow recovery from DHF, pre-tax	—	—	300	—
Adjusted noninterest income	4,590	3,185	13,209	8,427
Adjusted net noninterest expenses	$15,955	$15,276	$45,761	$41,090
Average Total Assets	1,565,698	1,354,207	1,509,241	1,328,467
Net noninterest expense to average assets ratio	4.04%	4.48%	4.05%	4.14%

Reported yield on loans	8.34%	8.66%	8.77%	8.88%
Effect of accretion income on acquired loans	(0.38%)	(0.63%)	(0.45%)	(1.04%)
Adjusted yield on loans	7.96%	8.03%	8.32%	7.84%

Reported net interest margin	6.45%	6.69%	6.59%	6.71%
Effect of accretion income on acquired loans	(0.31%)	(0.50%)	(0.36%)	(0.82%)
Adjusted net interest margin	6.14%	6.19%	6.23%	5.89%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2015	2014
Total stockholders' equity	$263,919	$237,509
Less: Preferred stock liquidation preference	9,746	9,746
Total common stockholders' equity	254,173	227,763
Less: Goodwill and other intangibles	28,995	29,057
Tangible common stockholders' equity	$225,178	$198,706
Common shares outstanding	18,040,072	17,963,783
Tangible book value per share	$12.48	$11.06

Total assets at end of period	$1,581,463	$1,447,898
Less: Goodwill and other intangibles	28,995	29,057
Adjusted total assets at period end	$1,552,468	$1,418,841
Tangible common stockholders' equity ratio	14.50%	14.00%

Results of Operations

Net Income

Three months ended September 30, 2015 compared with three months ended September 30, 2014. We earned net income of $5.9 million for the three months ended September 30, 2015 compared to $10.3 million for the three months ended September 30, 2014, a decrease of $4.4 million. The decrease was the result of a $9.5 million decrease in noninterest income and a $2.1 million increase in noninterest expense, offset in part by a $2.8 million increase in net interest income, a $1.2 million decrease in the provision for loan losses, and a $3.2 million decrease in income tax expense.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014. We earned net income of $24.6 million for the nine months ended September 30, 2015 compared to $17.0 million for the nine months ended September 30, 2014, an increase of $7.6 million. The increase was primarily the result of an $8.5 million increase in net interest income, a $6.7 million increase in noninterest income, a $0.7 million decrease in the provision for loan losses, and a $3.2 million decrease in income tax expense, offset in part by an $11.4 million increase in noninterest expense.

These results were impacted by our acquisition of Doral Money, Inc. during the nine months ended September 30, 2015 which resulted in a nontaxable bargain purchase gain in the amount of $14.2 million (of which $1.7 million was recorded as a measurement period adjustment in the three months ended September 30, 2015) included in noninterest income offset by an additional $1.8 million bonus accrual and approximately $0.3 million of transaction costs recorded in connection with the Doral Money, Inc. acquisition and reported as noninterest expense.  The results for the three and nine months ended September 30, 2014 were impacted by the recording of a pre-tax gain in the amount of $12.6 million, or $7.9 million net of tax, associated with the sale of our Pewaukee, Wisconsin branch in July 2014.  Additional increases in noninterest expense generally reflect both the additional costs associated with operating as a public company as well as operational growth in our factoring, asset-based lending, and equipment lending product lines.  The growth of these product lines also contributed to the increase in net interest income as these loans all increased on a period over period basis as a result of the continued execution of our growth strategy for such products.

Excluding the impact of the Doral Money, Inc. acquisition, we earned net income of $11.5 million for the nine months ended September 30, 2015.  Excluding the impact of the tax-effected gain associated with the sale of our Pewaukee, Wisconsin branch, we earned net income of $9.1 million for the nine months ended September 30, 2014.

Details of the changes in the various components of net income for the three and nine months ended September 30, 2015 and 2014 are further discussed below.

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

Three months ended September 30, 2015 compared with three months ended September 30, 2014. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and cash equivalents	$96,566	$92	0.38%	$55,558	$50	0.36%
Taxable securities	154,254	598	1.54%	159,779	612	1.52%
Tax-exempt securities	2,554	17	2.64%	6,569	15	0.91%
FHLB and FRB stock	6,959	51	2.91%	6,665	54	3.21%
Loans (1)	1,167,670	24,545	8.34%	980,238	21,387	8.66%
Total interest earning assets	1,428,003	25,303	7.03%	1,208,809	22,118	7.26%
Noninterest earning assets:
Cash and cash equivalents	25,785			25,906
Other noninterest earning assets	111,910			119,492
Total assets	$1,565,698			$1,354,207
Interest bearing liabilities:
Deposits:
Interest bearing demand	$211,823	$32	0.06%	$215,862	$37	0.07%
Individual retirement accounts	57,227	177	1.23%	51,942	148	1.13%
Money market	116,375	66	0.23%	126,932	75	0.23%
Savings	72,617	9	0.05%	73,833	9	0.05%
Certificates of deposit	509,224	1,354	1.05%	396,287	920	0.92%
Brokered deposits	50,002	126	1.00%	45,235	100	0.88%
Total deposits	1,017,268	1,764	0.69%	910,091	1,289	0.56%
Senior secured note	—	—	—	11,678	134	4.55%
Junior subordinated debentures	24,580	283	4.57%	24,320	276	4.50%
Other borrowings	69,778	25	0.14%	55,915	24	0.17%
Total interest bearing liabilities	1,111,626	2,072	0.74%	1,002,004	1,723	0.68%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	171,887			162,619
Other liabilities	19,841			13,611
Total equity	262,344			175,973
Total liabilities and equity	$1,565,698			$1,354,207
Net interest income		$23,231			$20,395
Interest spread (2)			6.29%			6.58%
Net interest margin (3)			6.45%			6.69%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.

We earned net interest income of $23.2 million for the three months ended September 30, 2015 compared to $20.4 million for the three months ended September 30, 2014, an increase of $2.8 million, or 13.7%. This increase in net interest income was driven by increases in average interest earning assets, which were primarily attributable to growth in our commercial finance product lines, as our factored receivables, TCF asset-based loans, Triumph Healthcare Finance (THF) asset-based loans, and TCF equipment loans all increased on a period over period basis as a result of our continued execution of our growth strategy for such products.  In addition, we experienced significant growth in our mortgage warehouse facilities due to increased market activity resulting in higher utilization by our existing clients.  Average total interest earning assets increased to $1.428 billion for the three months ended September 30, 2015 from $1.209 billion for the three months ended September 30, 2014, an increase of $219 million, or 18.1%.

The increases in our net interest income resulting from changes in the interest income generated by our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits.  Average total interest bearing deposits increased to $1.017 billion for the three months ended September 30, 2015 from $910 million for the three months ended September 30, 2014, an increase of $107 million, or 11.8%.  This increase was primarily due to growth in our certificates of deposit as these higher cost deposit products were used to fund our growth period over period.

Net interest margin decreased to 6.45% for the three months ended September 30, 2015 from 6.69% for the three months ended September 30, 2014, a decrease of 24 basis points.

The decrease in our net interest margin primarily resulted from a decrease in yields on our interest earning assets.  Our average yield on earning assets decreased to 7.03% for the three months ended September 30, 2015 from 7.26% for the three months ended September 30, 2014, a decrease of 23 basis points. The decrease was primarily due to the diminishing impact of discount accretion on the loan portfolio yield period over period.  The decrease is also due in part to a temporary change in the mix of our interest earning assets as we have recently held higher levels of lower rate cash balances during the three months ended September 30, 2015 resulting from proceeds generated by our initial public offering in November 2014.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition in 2013. The aggregate increased yield on our loan portfolio attributable to this discount accretion was 38 basis points for the three months ended September 30, 2015 and 63 basis points for the three months ended September 30, 2014. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.96% and 8.03% for the three months ended September 30, 2015 and 2014, respectively.  We anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, TCF asset-based loans, THF asset-based loans, and TCF equipment loans.  As of September 30, 2015, there was approximately $7.4 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Triumph Savings Bank and acquired Triumph Community Bank loan portfolios.

An increase in our average cost of funds also contributed to the decrease in our net interest margin.  Our average cost of interest bearing liabilities increased to 0.74% for the three months ended September 30, 2015 from 0.68% for the three months ended September 30, 2014, an increase of 6 basis points.  This increase was primarily due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit and brokered funds as these deposit products were used to assist in funding our growth period over period. In addition, maturing brokered deposits were replaced with new brokered deposits at a higher effective interest rate during the period.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 6.14% and 6.19% for the three months ended September 30, 2015 and 2014, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015 vs. 2014
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$3	$39	$42
Taxable securities	7	(21)	(14)
Tax-exempt securities	29	(27)	2
FHLB and FRB stock	(5)	2	(3)
Loans	(782)	3,940	3,158
Total interest income	(748)	3,933	3,185
Interest bearing liabilities:
Interest bearing demand	(4)	(1)	(5)
Individual retirement accounts	13	16	29
Money market	(3)	(6)	(9)
Savings	—	—	—
Certificates of deposit	134	300	434
Brokered deposits	14	12	26
Total deposits	154	321	475
Senior secured note	—	(134)	(134)
Junior subordinated debentures	4	3	7
Other borrowings	(4)	5	1
Total interest expense	154	195	349
Change in net interest income	$(902)	$3,738	$2,836

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and cash equivalents	$123,621	$342	0.37%	$72,544	$185	0.34%
Taxable securities	154,044	1,835	1.59%	163,372	1,827	1.50%
Tax-exempt securities	4,023	45	1.50%	6,918	46	0.89%
FHLB and FRB stock	5,604	152	3.63%	6,007	159	3.54%
Loans (1)	1,083,513	71,105	8.77%	929,909	61,733	8.88%
Total interest earning assets	1,370,805	73,479	7.17%	1,178,750	63,950	7.25%
Noninterest earning assets:
Cash and cash equivalents	25,559			26,914
Other noninterest earning assets	112,877			122,805
Total assets	$1,509,241			$1,328,469
Interest bearing liabilities:
Deposits:
Interest bearing demand	$227,035	$101	0.06%	$224,425	$120	0.07%
Individual retirement accounts	56,131	501	1.19%	52,637	432	1.10%
Money market	117,353	199	0.23%	136,341	234	0.23%
Savings	72,915	27	0.05%	73,460	28	0.05%
Certificates of deposit	487,925	3,797	1.04%	368,363	2,512	0.91%
Brokered deposits	50,003	376	1.01%	51,438	212	0.55%
Total deposits	1,011,362	5,001	0.66%	906,664	3,538	0.52%
Senior secured note	—	—	—	11,990	411	4.58%
Junior subordinated debentures	24,514	833	4.54%	24,257	819	4.51%
Other borrowings	38,156	44	0.15%	47,641	51	0.14%
Total interest bearing liabilities	1,074,032	5,878	0.73%	990,552	4,819	0.65%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	167,708			158,860
Other liabilities	13,337			10,420
Total equity	254,164			168,637
Total liabilities and equity	$1,509,241			$1,328,469
Net interest income		$67,601			$59,131
Interest spread (2)			6.44%			6.60%
Net interest margin (3)			6.59%			6.71%
(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.

We earned net interest income of $67.6 million for the nine months ended September 30, 2015 compared to $59.1 million for the nine months ended September 30, 2014, an increase of $8.5 million, or 14.4%. This increase in net interest income was driven by increases in average interest earning assets, which were primarily attributable to growth in our commercial finance product lines, as our factored receivables, TCF asset-based loans, THF asset-based loans, and TCF equipment loans all increased on a period over period basis as a result of our continued execution of our growth strategy for such products.  In addition, we experienced significant growth in our mortgage warehouse facilities due to increased market activity resulting in higher utilization by our existing clients.  Average total interest earning assets increased to $1.371 billion for the nine months ended September 30, 2015 from $1.179 billion for the nine months ended September 30, 2014, an increase of $192 million, or 16.3%.

The growth in net interest income attributable to increases in our average interest earning assets was offset in part by a decrease in our net interest margin.  Net interest margin decreased to 6.59% for the nine months ended September 30, 2015 from 6.71% for the nine months ended September 30, 2014, a decrease of 12 basis points.

The decline in our net interest margin was impacted from a decrease in overall yields on our interest earning assets.  Our average yield on interest earning assets decreased to 7.17% for the nine months ended September 30, 2015 from 7.25% for the nine months ended September 30, 2014, a decrease of 8 basis points. The decrease was due in part to a temporary change in the mix of our interest earning assets as we have recently held higher levels of lower rate cash balances during the nine months ended September 30, 2015 resulting from proceeds generated by our initial public offering in November 2014.  These decreases were more significantly impacted by the diminishing impact of discount accretion on the loan portfolio yield period over period.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition in 2013. The aggregate increased yield on our loan portfolio attributable to this discount accretion was 45 basis points for the nine months ended September 30, 2015 and 104 basis points for the nine months ended September 30, 2014. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 8.32% and 7.84% for the nine months ended September 30, 2015 and 2014, respectively, reflecting the period over period growth in our higher yielding specialized commercial finance product lines.  We anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our commercial finance product lines which include our factored receivables, TCF asset-based loans, THF asset-based loans, and TCF equipment loans.  As of September 30, 2015, there was approximately $7.4 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Triumph Savings Bank and acquired Triumph Community Bank loan portfolios.

The decline in our net interest margin was also impacted by an increase in our average cost of funds.  Our average cost of interest bearing liabilities increased to 0.73% for the nine months ended September 30, 2015 from 0.65% for the nine months ended September 30, 2014, an increase of 8 basis points.  This increase was primarily due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used to assist in funding our growth period over period.  In addition, maturing brokered deposits were replaced with new brokered deposits at a higher effective interest rate during the period.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 6.23% and 5.89% for the nine months ended September 30, 2015 and 2014, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015 vs. 2014
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$16	$141	$157
Taxable securities	119	(111)	8
Tax-exempt securities	31	(32)	(1)
FHLB and FRB stock	4	(11)	(7)
Loans	(708)	10,080	9,372
Total interest income	(538)	10,067	9,529
Interest bearing liabilities:
Interest bearing demand	(20)	1	(19)
Individual retirement accounts	38	31	69
Money market	(3)	(32)	(35)
Savings	(1)	—	(1)
Certificates of deposit	355	930	1,285
Brokered deposits	175	(11)	164
Total deposits	544	919	1,463
Senior secured note	—	(411)	(411)
Junior subordinated debentures	5	9	14
Other borrowings	4	(11)	(7)
Total interest expense	553	506	1,059
Change in net interest income	$(1,091)	$9,561	$8,470

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

Our provision for loan losses was $0.2 million for the three months ended September 30, 2015 compared to $1.4 million for the three months ended September 30, 2014.  We experienced net charge-offs of $0.1 million in the three months ended September 30, 2015 compared to net charge-offs of $0.3 million for the same period in 2014.  Decreases in the provision for loan losses were partly the result of a lower loan portfolio growth rate period over period in our factored receivables. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  During the three months ended September 30, 2015 factored receivables increased only $2 million from June 30, 2015.  During the three months ended September 30, 2014, factored receivables increased approximately $13 million from June 30, 2014.  The lower increase in factored receivable balances within the three months ended September 30, 2015 resulted in a lower provision for loan losses compared to the three months ended September 30, 2014.  In addition, we were able to reverse a $0.5 million specific reserve that had been previously established earlier in 2015 due to the successful collection of an at-risk factored receivable balance during the three months ended September 30, 2015.

Our provision for loan losses was $3.4 million for the nine months ended September 30, 2015 compared to $4.0 million for the nine months ended September 30, 2014. We experienced net charge-offs of $0.7 million in the nine months ended September 30, 2015 compared to net charge-offs of $0.4 million for the same period in 2014. Decreases in the provision for loan losses were partly the result of a lower loan portfolio growth rate period over period in our factored receivables. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  During the nine months ended September 30, 2015 factored receivables increased approximately $21 million from December 31, 2014.  During the nine months ended September 30, 2014, factored receivables increased approximately $52 million from December 31, 2013.  The lower increase in factored receivable balances within the nine months ended September 30, 2015 resulted in a lower provision for loan losses compared to the nine months ended September 30, 2014.

Our ALLL was $11.5 million as of September 30, 2015 versus $8.8 million as of December 31, 2014, representing an ALLL to total loans ratio of 0.97% and 0.88% respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service charges on deposits	$710	$811	$(101)	(12.5%)	$1,988	$2,363	$(375)	(15.9%)
Card income	574	544	30	5.5%	1,675	1,582	93	5.9%
Net OREO gains (losses) and valuation adjustments	(58)	(11)	(47)	(427.3%)	20	(340)	360	105.9%
Net gains on sale of securities	15	10	5	50.0%	257	26	231	888.5%
Net gains on sale of loans	363	484	(121)	(25.0%)	1,396	1,058	338	31.9%
Fee income	542	448	94	21.0%	1,466	1,267	199	15.7%
Bargain purchase gain	1,708	—	1,708	100.0%	14,217	—	14,217	100.0%
Gain on branch sale	—	12,619	(12,619)	(100.0%)	—	12,619	(12,619)	(100.0%)
Asset management fees	1,744	374	1,370	366.3%	3,976	503	3,473	690.5%
Other	700	525	175	33.3%	2,731	1,968	763	38.8%
Total noninterest income	$6,298	$15,804	$(9,506)	(60.1%)	$27,726	$21,046	$6,680	31.7%

Three months ended September 30, 2015 compared with three months ended September 30, 2014. We earned noninterest income of $6.3 million for the three months ended September 30, 2015, compared to $15.8 million for the three months ended September 30,

2014, a decrease of $9.5 million. The decrease was primarily due to the prior period realization of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014.  This decrease was offset in part by the Doral Money, Inc. bargain purchase gain measurement period adjustment of $1.7 million recorded during the three months ended September 30, 2015. Excluding the bargain purchase gain adjustment and the gain on branch sale, we earned noninterest income of $4.6 million for the three months ended September 30, 2015 compared to $3.2 million for the three months ended September 30, 2014, an increase of $1.4 million, or 44%.  The increase was primarily due to noninterest income earned with respect to CLO asset management fees earned by Triumph Capital Advisors.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, decreased from $0.8 million for the three months ended September 30, 2014 to $0.7 million for the three months ended September 30, 2015, partially attributed to reductions in the amount of overdraft and insufficient fees charged on transaction accounts period over period.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 25% primarily due to decreased sales activity period over period.  Proceeds from loan sales decreased from $22.6 million for the three months ended September 30, 2014 to $16.5 million for the three months ended September 30, 2015.

•

Fee Income.  Fee income, comprised primarily of fees and service charges earned from services provided to our factoring clients, increased 21% due to the growth experienced in our factored accounts receivable portfolio purchases during the period.  Factored accounts receivable purchases increased from $401 million during the three months ended September 30, 2014 to $482 million during the three months ended September 30, 2015.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased from $0.4 million for the three months ended September 30, 2014 to $1.7 million for the three months ended September 30, 2015.  Triumph Capital Advisors closed additional CLO offerings in August 2014 and June 2015, and assumed two CLO asset management agreements in March 2015 as a result of the Doral Money, Inc. acquisition, which increased its asset management fees on a period over period basis.

•

Other.  Other income increased from $0.5 million for the three months ended September 30, 2014 to $0.7 million for the three months ended September 30, 2015.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, and Triumph Insurance Group commissions.  There were no significant increases or decreases in the various components of other income period over period.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014. We earned noninterest income of $27.7 million for the nine months ended September 30, 2015, compared to $21.0 million for the nine months ended September 30, 2014, an increase of $6.7 million. This activity was significantly impacted in the respective periods by the realization of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014 and the realization of a pre-tax bargain purchase gain in the amount of $14.2 million associated with the acquisition of Doral Money, Inc. in March 2015.

Excluding the bargain purchase gain and the gain on branch sale, we earned noninterest income of $13.5 million for the nine months ended September 30, 2015 compared to $8.4 million for the nine months ended September 30, 2014, an increase of $5.1 million, or 61%.  The increase was primarily due to noninterest income earned with respect to CLO asset management fees earned by Triumph Capital Advisors.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, decreased from $2.4 million for the nine months ended September 30, 2014 to $2.0 million for the nine months ended September 30, 2015, partially attributed to the loss of fees generated from our Pewaukee, Wisconsin branch which was sold in July 2014 as well as reductions in the amount of overdraft and insufficient fees charged on transaction accounts period over period.

•

Net Gains on Sale of Securities.  Net gains on sale of securities for the nine months ended September 30, 2015 were the result of the sale of approximately $17.6 million of securities for a gain of $0.3 million as part of our ongoing securities portfolio management.  We sold approximately $10.9 million of securities for a minimal net gain during the nine months ended September 30, 2014.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, increased 32% due to increased sales activity period over period as well as improved pricing on the residential mortgage loans being sold.  Proceeds from loan sales increased from $48.6 million for the nine months ended September 30, 2014 to $53.0 million for the nine months ended September 30, 2015.

•

Fee Income.  Fee income, comprised primarily of fees and service charges earned from services provided to our factoring clients, increased 16% due to the growth experienced in our factored accounts receivable portfolio purchases during the period.  Factored accounts receivable purchases increased from $1.048 billion during the nine months ended September 30, 2014 to $1.353 billion during the nine months ended September 30, 2015.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased from $0.5 million for the nine months ended September 30, 2014 to $4.0 million for the nine months ended September 30, 2015.  Triumph Capital Advisors closed additional CLO offerings in August 2014 and June 2015, and assumed two CLO asset management agreements in March 2015 as a result of the Doral Money, Inc. acquisition, which increased its asset management fees on a period over period basis.

•

Other.  Other income increased from $2.0 million for the nine months ended September 30, 2014 to $2.7 million for the nine months ended September 30, 2015.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, and Triumph Insurance Group commissions.  There were no significant increases or decreases in the various components of other income period over period.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$12,416	$11,032	$1,384	12.5%	$37,727	$29,379	$8,348	28.4%
Occupancy, furniture and equipment	1,575	1,319	256	19.4%	4,702	4,044	658	16.3%
FDIC insurance and other regulatory assessments	252	280	(28)	(10.0%)	786	821	(35)	(4.3%)
Professional fees	1,344	1,043	301	28.9%	3,523	2,428	1,095	45.1%
Amortization of intangible assets	1,179	746	433	58.0%	2,838	2,196	642	29.2%
Advertising and promotion	618	1,102	(484)	(43.9%)	1,687	2,228	(541)	(24.3%)
Communications and technology	951	954	(3)	(0.3%)	2,764	2,787	(23)	(0.8%)
Other	2,210	1,985	225	11.3%	6,936	5,634	1,302	23.1%
Total noninterest expense	$20,545	$18,461	$2,084	11.3%	$60,963	$49,517	$11,446	23.1%

Three months ended September 30, 2015 compared with three months ended September 30, 2014. Noninterest expense totaled $20.5 million for the three months ended September 30, 2015 compared to $18.5 million for the three months ended September 30, 2014, an increase of $2.0 million. This increase is primarily attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $12.4 million for the three months ended September 30, 2015 compared to $11.0 million for the three months ended September 30, 2014, an increase of $1.4 million. This increase is attributable to several factors.  We experienced a 9.0% increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 496.5 and 455.5 at September 30, 2015 and 2014, respectively. Sources of this increased headcount include employees hired to support our operation as a public company as well as additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including our asset management business. Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, 401(k) expense, and higher stock based compensation expense in the three months ended September 30, 2015 related to the amortization of restricted stock awards issued upon the Company’s initial public offering.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $1.6 million for the three months ended September 30, 2015 compared to $1.3 million for the three months ended September 30, 2014, an increase of $0.3 million. This increase is primarily attributable to the costs associated with the expansion of our corporate headquarters, including utilities, rent, depreciation and other occupancy expenses.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $1.3 million for the three months ended September 30, 2015 compared to $1.0 million for the three months ended September 30, 2014, an increase of $0.3 million. This increase is partially attributable to expenses associated with ongoing external audit, legal, and consulting fees as a result of our transition to being a public company.

•

Amortization of Intangibles. Amortization of intangible assets was $1.2 million for the three months ended September 30, 2015 compared to $0.7 million for the three months ended September 30, 2014, an increase of $0.5 million.  The increase is primarily due to the amortization of intangible assets recorded in conjunction with our acquisition of Doral Money, Inc. in March 2015.  During the three months ended September 30, 2015, we adjusted the estimated remaining life of one of the acquired Doral Money, Inc. CLO contracts, which increased the intangible asset amortization associated with this contract recorded during the three months ended September 30, 2015.  The remaining lives of CLO management contracts and the related intangible asset amortization periods depend upon several factors, many of which are out of our control, and can change on a quarter-over-quarter basis.  As of September 30, 2015, we had total intangible assets with a recorded balance of $13.0 million, with remaining amortization of $1.1 million scheduled in the fourth quarter of 2015, $3.1 million of amortization scheduled in fiscal year 2016, and the remaining $8.8 million of amortization scheduled thereafter.

•

Advertising and Promotion. Advertising and promotion expenses were $0.6 million for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014, a decrease of $0.5 million. This decrease is primarily attributed to $0.8 million of costs incurred during the three months ended September 30, 2014 associated with marketing initiatives related to Triumph Business Capital and Triumph Community Bank in the prior year.

•

Other. Increases experienced in other noninterest expense items in the three months ended September 30, 2015 versus the three months ended September 30, 2014 are generally attributable to the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014. Noninterest expense totaled $61.0 million for the nine months ended September 30, 2015 compared to $49.5 million for the nine months ended September 30, 2014, an increase of $11.5 million.  This increase is attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $37.7 million for the nine months ended September 30, 2015 compared to $29.4 million for the nine months ended September 30, 2014, an increase of $8.3 million. This increase is attributable to several factors.  We experienced a 9.0% increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 496.5 and 455.5 at September 30, 2015 and 2014, respectively. Sources of this increased headcount include employees hired to support our operation as a public company, employees added through our acquisition of Doral Healthcare Finance, as well as additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including our asset management business. This increase was also impacted by the accrual of an incremental $1.8 million bonus expense during the nine months ended September 30, 2015 for the anticipated amount expected to be paid to team members to recognize their contribution to the Doral Money, Inc. acquisition.  Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, 401(k) expense, and higher stock based compensation expense in the nine months ended September 30, 2015 related to the amortization of restricted stock awards issued upon the Company’s initial public offering.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $4.7 million for the nine months ended September 30, 2015 compared to $4.0 million for the nine months ended September 30, 2014, an increase of $0.7 million. This increase is primarily attributable to the costs associated with the expansion of our corporate headquarters, including utilities, rent, depreciation and other occupancy expenses.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $3.5 million for the nine months ended September 30, 2015 compared to $2.4 million for the nine months ended September 30, 2014, an increase of $1.1 million. This increase is partially attributable to approximately $0.2 million of professional fees associated with the Company’s acquisition of Doral Money, Inc. during the nine months ended September 30, 2015.  In addition, incremental costs were incurred for increased expenses associated with ongoing external audit, legal, and consulting fees as a result of our transition to being a public company.

•

Amortization of Intangibles. Amortization of intangible assets was $2.8 million for the nine months ended September 30, 2015 compared to $2.2 million for the nine months ended September 30, 2014, an increase of $0.6 million.  The increase is primarily due to the amortization of intangible assets recorded in conjunction with our acquisitions of Doral Healthcare Finance in June 2014 and of Doral Money, Inc. in March 2015.  As of September 30, 2015, we had intangible assets with a recorded balance of $13.0 million, with remaining amortization of $1.1 million scheduled in the fourth quarter of 2015, $3.1 million of amortization scheduled in fiscal year 2016, and the remaining $8.8 million of amortization scheduled thereafter.

•

Advertising and Promotion. Advertising and promotion expenses were $1.7 million for the nine months ended September 30, 2015 compared to $2.2 million for the nine months ended September 30, 2014, a decrease of $0.5 million. This decrease is primarily attributed to $0.8 million of costs incurred during the nine months ended September 30, 2014 associated with marketing initiatives related to Triumph Business Capital and Triumph Community Bank in the prior year

•

Other. Increases experienced in other noninterest expense items in the nine months ended September 30, 2015 versus the nine months ended September 30, 2014 are generally attributable to the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense for the three months ended September 30, 2015 was $2.9 million compared to $6.1 million for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was 33% compared to 37% for the three months ended September 30, 2014.  The lower effective tax rate for the three months ended September 30, 2015 reflects the increase in nontaxable income attributed to the $1.7 million bargain purchase gain measurement period adjustment associated with the Doral Money, Inc. acquisition.  Excluding the impact of the bargain purchase gain, our effective tax rate for the three months ended September 30, 2015 was 41%, which includes the establishment of a $0.1 million valuation allowance on our deferred tax asset associated with certain state net operating losses we no longer believe will be realized.  In addition, due to increasing levels of estimated taxable income, we increased our estimated effective tax rate on a year-to-date basis resulting in an additional $0.1 million of income tax expense in the three months ended September 30, 2015.

Income tax expense was $6.4 million for the nine months ended September 30, 2015 compared to $9.6 million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was 21% compared to 36% for the nine months ended September 30, 2014.  The lower effective tax rate for the nine months ended September 30, 2015 reflects the significant increase in nontaxable income attributed to the $14.2 million bargain purchase gain associated with the Doral Money, Inc. acquisition.

Operating Segment Results

Our reportable segments are Factoring, Banking, Asset Management, and Corporate which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Factoring segment includes the operations of Advance Business Capital with revenue derived from factoring services. The Banking segment includes the operations of Triumph Savings Bank and Triumph Community Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Banking segment also includes certain factored receivables which are purchased by Triumph Savings Bank under its Triumph Commercial Finance (TCF) brand as opposed to Advance Business Capital.  The Asset Management segment includes the operations of Triumph Capital Advisors with revenue derived from fees for managing collateralized loan obligation funds. Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

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

Three months ended September 30, 2015 compared with three months ended September 30, 2014. The following tables present our primary operating results for our operating segments as of and for the three month periods ended September 30, 2015 and 2014, respectively.

(Dollars in thousands)			Asset
Three Months Ended September 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$8,274	$16,743	$21	$265	$25,303
Intersegment interest allocations	(1,085)	1,085	—	—	—
Total interest expense	—	1,789	—	283	2,072
Net interest income (expense)	7,189	16,039	21	(18)	23,231
Provision for loan losses	35	130	—	—	165
Net interest income after provision	7,154	15,909	21	(18)	23,066
Bargain purchase gain	—	—	1,708	—	1,708
Other noninterest income	445	2,345	1,778	22	4,590
Noninterest expense	4,618	12,680	1,617	1,630	20,545
Operating income (loss)	$2,981	$5,574	$1,890	$(1,626)	$8,819

Total assets	$189,430	$1,309,873	$16,209	$65,951	$1,581,463
Gross loans	$175,689	$991,032	$45	$18,535	$1,185,301

(Dollars in thousands)			Asset
Three Months Ended September 30, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$7,423	$14,690	$—	$5	$22,118
Intersegment interest allocations	(990)	990	—	—	—
Total interest expense	—	1,312	—	411	1,723
Net interest income (expense)	6,433	14,368	—	(406)	20,395
Provision for loan losses	452	923	—	—	1,375
Net interest income after provision	5,981	13,445	—	(406)	19,020
Gain on branch sale	—	12,619	—	—	12,619
Other noninterest income	431	2,345	374	35	3,185
Noninterest expense	4,125	12,344	626	1,366	18,461
Operating income (loss)	$2,287	$16,065	$(252)	$(1,737)	$16,363

Total assets	$170,088	$1,155,434	$801	$21,475	$1,347,798
Gross loans	$158,129	$819,010	$—	$—	$977,139

Factoring

Our Factoring segment’s operating income for the three months ended September 30, 2015 was $3.0 million, compared with $2.3 million for the three months ended September 30, 2014, an increase of $0.7 million. This increase was due to growth in interest and noninterest income as factored receivables in our Factoring segment grew 11% from $158.1 million as of September 30, 2014 to $175.7 million as of September 30, 2015. Growth experienced in our factoring portfolio resulted from continued execution of our growth strategy for such product and increased marketing efforts and growth initiatives during the period, offset in part by decreased dollar volumes of total invoices purchased in 2015 due to lower fuel prices and related average invoice size reductions. Our factored accounts receivable purchases increased 10% from $379 million during the three months ended September 30, 2014 to $418 million during the three months ended September 30, 2015.  This increase in income from the growth in our portfolio was offset in part by the increased variable expenses associated with this growth, mostly personnel costs required to service our larger portfolio.

Net interest income was $7.2 million for the three months ended September 30, 2015 compared to $6.4 million for the three months ended September 30, 2014, an increase of $0.8 million, driven by growth in our portfolio which more than offset the increased intersegment interest allocation attributable to this growth.

Noninterest expense was $4.6 million for the three months ended September 30, 2015 compared with $4.1 million for the three months ended September 30, 2014, driven primarily by increased personnel and operating costs incurred in connection with growth in our factoring portfolio.

Our provision for loan losses was negligible for the three months ended September 30, 2015 compared with $0.5 million for the three months ended September 30, 2014. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  The lower provision in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to specific reserves on at-risk balances recorded during the three months ended September 30, 2014.  During the three months ended September 30, 2015 factored receivables increased approximately $33 million from June 30, 2015.  During the three months ended September 30, 2014, factored receivables increased approximately $38 million from June 30, 2014.  The increases within each period were relatively comparable resulting in minimal impact on the provision for loan losses due to volumes.

Banking

Our Banking segment’s operating income totaled $5.6 million for the three months ended September 30, 2015 compared to operating income of $16.1 million for the three months ended September 30, 2014. The operating income for the three months ended September 30, 2014 was significantly impacted by the recording of a pre-tax gain in the amount of $12.6 million, or $7.9 million net of tax, associated with the sale of our Pewaukee, Wisconsin branch.  Excluding the tax-effected gain on branch sale, the Banking segment reported operating income of $8.2 million for the three months ended September 30, 2014.  We experienced an increase in net interest income from $14.4 million for the three months ended September 30, 2014 to $16.0 million for the three months ended September 30, 2015 and an improvement in our provision for loan losses.  These increases were offset by increases in noninterest expenses period over period.

This increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset-based loans, and healthcare asset-based loans.  Outstanding loans in our Banking segment grew 21% from $819.0 million as of September 30, 2014 to $991.0 million as of September 30, 2015.

Our provision for loan losses was $0.1 million for the three months ended September 30, 2015 compared with $0.9 million for the three months ended September 30, 2014, primarily the result of the reversal of a $0.5 million specific reserve that had been previously established earlier in 2015 due to the successful collection of a Banking segment at-risk factored receivable balance during the three months ended September 30, 2015.  The remaining decrease is attributable to changes in loan volumes and mix in establishing our allowance for loan and lease losses.

Noninterest expense was $12.7 million for the three months ended September 30, 2015, compared with $12.3 million for the three months ended September 30, 2014, an increase of $0.4 million driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our equipment and asset-based lending as well as merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

Asset Management

Our Asset Management segment’s operating income totaled $1.9 million for the three months ended September 30, 2015 compared to an operating loss of $0.3 million for the three months ended September 30, 2014.  This increase was significantly impacted by the Doral Money, Inc. bargain purchase gain measurement period adjustment of $1.7 million recorded during the three months ended September 30, 2015.  Excluding the bargain purchase gain adjustment, the Asset Management segment reported operating income of $0.2 million.  Included in this result is an increase of $1.3 million related to asset management fees earned by Triumph Capital Advisors which closed additional CLO offerings in August 2014 and June 2015, and assumed CLO asset management contracts in the March 2015 Doral Money, Inc. acquisition.  These increases were offset in part by an increase in noninterest expenses of $1.0 million from $0.6 million for the three months ended September 30, 2014 to $1.6 million for the three months ended September 30, 2015.  The increased noninterest expenses were primarily related to the amortization of intangible assets recorded in conjunction with our acquisition of Doral Money, Inc. as well as increases in personnel costs to support the growth in this segment.

Corporate

The Corporate segment’s operating loss totaled $1.6 million for the three months ended September 30, 2015, compared with an operating loss of $1.7 million for the three months ended September 30, 2014.  Included in this result is an increase of $0.2 million in operating expenses for the three months ended September 30, 2015, related primarily to increases in management and administrative expenses at the holding company level not attributable to an operating segment in conjunction with our transition to being a public company.  The increase in total assets and gross loans at the holding company is primarily due to the net proceeds of $83.8 million resulting from the consummation of our initial public offering in November 2014.  A portion of the offering proceeds were invested in $18.6 million of shared national credits during the second quarter of 2015.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014. The following tables present our primary operating results for our operating segments as of and for the nine month periods ended September 30, 2015 and 2014, respectively.

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$23,777	$49,166	$87	$449	$73,479
Intersegment interest allocations	(3,011)	3,011	—	—	—
Total interest expense	—	5,035	10	833	5,878
Net interest income (expense)	20,766	47,142	77	(384)	67,601
Provision for loan losses	402	2,856	—	93	3,351
Net interest income after provision	20,364	44,286	77	(477)	64,250
Bargain purchase gain	—	—	14,217	—	14,217
Other noninterest income	1,227	7,637	4,087	558	13,509
Noninterest expense	13,380	37,786	5,053	4,744	60,963
Operating income (loss)	$8,211	$14,137	$13,328	$(4,663)	$31,013

Total assets	$189,430	$1,309,873	$16,209	$65,951	$1,581,463
Gross loans	$175,689	$991,032	$45	$18,535	$1,185,301

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$19,165	$44,753	$—	$32	$63,950
Intersegment interest allocations	(2,262)	2,262	—	—	—
Total interest expense	—	3,590	—	1,229	4,819
Net interest income	16,903	43,425	—	(1,197)	59,131
Provision for loan losses	1,354	2,693	—	—	4,047
Net interest income after provision	15,549	40,732	—	(1,197)	55,084
Gain on branch sale	—	12,619	—	—	12,619
Other noninterest income	1,218	6,256	503	450	8,427
Noninterest expense	10,570	34,234	1,700	3,013	49,517
Operating income (loss)	$6,197	$25,373	$(1,197)	$(3,760)	$26,613

Total assets	$170,088	$1,155,434	$801	$21,475	$1,347,798
Gross loans	$158,129	$819,010	$—	$—	$977,139

Factoring

Our Factoring segment’s operating income for the nine months ended September 30, 2015 was $8.2 million, compared with $6.2 million for the nine months ended September 30, 2014, an increase of $2.0 million. This increase was due to growth in interest and noninterest income as factored receivables in our Factoring segment grew 11% from $158.1 million as of September 30, 2014 to $175.7 million as of September 30, 2015. Growth experienced in our factoring portfolio resulted from continued execution of our growth strategy for such product and increased marketing efforts and growth initiatives during the period, offset in part by decreased dollar volumes of total invoices purchased in 2015 due to lower fuel prices and related average invoice size reductions. Our factored accounts receivable purchases increased 20% from $999 million during the nine months ended September 30, 2014 to $1.200 billion during the nine months ended September 30, 2015.  This increase in income from the growth in our portfolio was offset in part by the increased variable expenses associated with this growth, mostly personnel costs required to service our larger portfolio.

Net interest income was $20.8 million for the nine months ended September 30, 2015 compared to $16.9 million for the nine months ended September 30, 2014, an increase of $3.9 million, driven by growth in our portfolio which more than offset the increased intersegment interest allocation attributable to this growth.

Noninterest expense was $13.4 million for the nine months ended September 30, 2015 compared with $10.6 million for the nine months ended September 30, 2014, driven primarily by increased personnel and operating costs incurred in connection with growth in our factoring portfolio.

Our provision for loan losses was $0.4 million for the nine months ended September 30, 2015 compared with $1.4 million for the nine months ended September 30, 2014. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  The decreased provision in the nine months ended September 30, 2015, despite the growth in our factored receivable balances from September 30, 2014 to September 30, 2015, was due to variances in purchased factored receivables during the nine months ended September 30, 2015 and 2014.  During the nine months ended September 30, 2015 factored receivables increased only $5 million from December 31, 2014.  During the nine months ended September 30, 2014, factored receivables increased approximately $50 million from December 31, 2013.  The higher increase in factored receivable balances within the nine month period ended September 30, 2014 resulted in a higher provision for loan losses compared to the nine months ended September 30, 2015.

Banking

Our Banking segment’s operating income totaled $14.1 million for the nine months ended September 30, 2015 compared to operating income of $25.4 million for the nine months ended September 30, 2014. The operating income for the nine months ended September 30, 2014 was significantly impacted by the recording of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch.  Excluding the tax-effected gain on branch sale, the Banking segment reported operating income of $17.5 million for the nine months ended September 30, 2014.  We experienced an increase in net interest income from $43.4 million for the nine months ended September 30, 2014 to $47.1 million for the nine months ended September 30, 2015.  In addition, other noninterest income increased from $6.3 million for the nine months ended September 30, 2014 to $7.6 million for the nine months ended September 30, 2015.  These increases were offset in part by increases in the provision for loan losses and noninterest expenses period over period.

This increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset-based loans, and healthcare asset-based loans.  Outstanding loans in our Banking segment grew 21% from $819.0 million as of September 30, 2014 to $991.0 million as of September 30, 2015.

The increase in noninterest income was primarily due to noninterest income earned by increased gains realized on sales of residential mortgage loans, investment securities, and OREO.

Our provision for loan losses was $2.9 million for the nine months ended September 30, 2015 compared with $2.7 million for the nine months ended September 30, 2014, reflecting the growth in our banking loan portfolio period over period.

Noninterest expense was $37.8 million for the nine months ended September 30, 2015, compared with $34.2 million for the nine months ended September 30, 2014, an increase of $3.6 million driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending as well as merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

Asset Management

Our Asset Management segment’s operating income totaled $13.3 million for the nine months ended September 30, 2015 compared to an operating loss of $1.2 million for the nine months ended September 30, 2014. This increase was significantly impacted by the recording of a pre-tax bargain purchase gain in the amount of $14.2 million associated with the acquisition of Doral Money, Inc. in 2015, offset by direct transaction costs of $0.2 million and the accrual of a $1.8 million incremental bonus expense for the anticipated amount expected to be paid to team members to recognize their contribution to the transaction.  Excluding the bargain purchase gain net of transaction costs and the incremental bonus accrual, the Asset Management segment reported operating income of $1.1 million for the nine months ended September 30, 2015.  Included in this result is an increase of $3.5 million related to asset management fees earned by Triumph Capital Advisors which closed additional CLO offerings in August 2014 and June 2015, and assumed CLO asset management contracts in the March 2015 Doral Money, Inc. acquisition. These increases were offset in part by an increase in noninterest expenses of $3.4 million from $1.7 million for the nine months ended September 30, 2014 to $5.1 million for the nine months ended September 30, 2015.  Increased noninterest expenses, excluding the impact of the Doral Money, Inc. acquisition expenses described above, were primarily related to the amortization of intangible assets recorded in conjunction with our acquisition of Doral Money, Inc. as well as increases in personnel costs to support the growth in this segment.

Corporate

The Corporate segment’s operating loss totaled $4.7 million for the nine months ended September 30, 2015, compared with an operating loss of $3.8 million for the nine months ended September 30, 2014.  Included in this result is an increase of $1.7 million in operating expenses for the nine months ended September 30, 2015, related primarily to increases in management and administrative expenses at the holding company level not attributable to an operating segment in conjunction with our transition to being a public company.  The increase in total assets at the holding company is primarily due to the net proceeds of $83.8 million resulting from the consummation of our initial public offering in November 2014.  A portion of the offering proceeds were invested in $18.6 million of shared national credits during the nine months ended September 30, 2015.

Financial Condition

Assets

Total assets were $1.581 billion at September 30, 2015, compared to $1.448 billion at December 31, 2014, an increase of $134 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $1.185 billion at September 30, 2015, compared with $1.006 billion at December 31, 2014.

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

The following table shows our loan portfolio by portfolio segments as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$247,175	21%	$249,164	25%
Construction, land development, land	52,446	4%	42,914	4%
1-4 family residential properties	77,043	6%	78,738	8%
Farmland	25,784	3%	22,496	2%
Commercial	468,055	39%	364,567	37%
Factored receivables	201,803	17%	180,910	18%
Consumer	10,632	1%	11,941	1%
Mortgage warehouse	102,363	9%	55,148	5%
Total Loans	$1,185,301	100%	$1,005,878	100%

Commercial Real Estate Loans. Our commercial real estate loans were $247.2 million at September 30, 2015, a decrease of $2.0 million from $249.2 million at December 31, 2014, driven by paydowns that offset new loan activity for the period as we continue to experience pricing pressure for such loans, which has impacted our ability to grow loan volumes in these markets at what we consider to be appropriate risk adjusted returns, particularly in our community banking markets.

Construction and Development Loans. Our construction and development loans were $52.4 million at September 30, 2015, an increase of $9.5 million from $42.9 million at December 31, 2014, due primarily to growth from continued strength of this category in our markets.

Residential Real Estate Loans. Our one-to-four family residential loans were $77.0 million at September 30, 2015, a decrease of $1.7 million from $78.7 million at December 31, 2014, due primarily to paydowns that offset new loan activity for the period.

Commercial Loans. Our commercial loans held for investment were $468.1 million at September 30, 2015, an increase of $103.5 million from $364.6 million at December 31, 2014. This increase was driven by continued growth in the equipment loans and asset-based loans originated under our Triumph Commercial Finance brand as well as the asset-based healthcare loans originated under our Triumph Healthcare Finance brand as we continue to execute on our growth strategy for such products.  These products increased in total from $194.5 million at December 31, 2014 to $296.0 million at September 30, 2015.  In addition, our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets and purchased shared national credits, increased from $170.1 million at December 31, 2014 to $172.1 million at September 30, 2015 as a result of $29.6 million in new purchases of shared national credits during the second quarter of 2015, offset by paydowns of commercial loans in our community banking markets as we continue to experience pricing pressure for such loans.  The following table shows our commercial products as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Commercial
TCF equipment	$143,483	$106,354
TCF asset-based lending	85,641	46,388
THF asset-based lending	66,832	41,770
Other commercial lending	172,099	170,055
Total commercial loans	$468,055	$364,567

Factored Receivables. Our factored receivables were $201.8 million at September 30, 2015, an increase of $20.9 million from $180.9 million at December 31, 2014 as we continue to execute on our growth strategy for this product at Advance Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.  Purchase volume at our factoring subsidiary Advance Business Capital was $1.200 billion during the nine months ended September 30, 2015 and Triumph Commercial Finance recorded purchase volume of $153 million for the nine months ended September 30, 2015.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $102.4 million at September 30, 2015, an increase of $47.3 million from $55.1 million at December 31, 2014. The increase was primarily due to increases in mortgage origination volumes at our mortgage warehouse clients resulting in higher utilization of their mortgage warehouse facilities during the period.  Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

Other Loans. Our portfolio also includes real estate loans secured by farmland and consumer loans. All of these categories of loans in the aggregate were less than 5% of our total loan portfolio as of September 30, 2015 and December 31, 2014.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of September 30, 2015.

	September 30, 2015
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$51,969	$158,519	$36,687	$247,175
Construction, land development, land	28,215	12,799	11,432	52,446
1-4 family residential properties	9,222	25,564	42,257	77,043
Farmland	1,433	12,380	11,971	25,784
Commercial	146,631	282,026	39,398	468,055
Factored receivables	201,803	—	—	201,803
Consumer	2,069	6,123	2,440	10,632
Mortgage warehouse	102,363	—	—	102,363
	$543,705	$497,411	$144,185	$1,185,301

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$376,524	$50,478
Floating interest rates		120,887	93,707
Total		$497,411	$144,185

As of September 30, 2015, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Illinois (31%), Iowa (15%) and Texas (18%) make up 64% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.

Further, a significant majority (83%) of our factored receivables, representing approximately 14% of our total loan portfolio as of September 30, 2015, are receivables purchased from trucking fleets and owner-operators in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.

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

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Nonperforming loans:
Commercial real estate	$819	$1,995
Construction, land development, land	—	—
1-4 family residential properties	553	638
Farmland	—	—
Commercial	3,180	7,188
Factored receivables	1,311	651
Consumer	—	—
Mortgage warehouse	—	—
Purchased credit impaired	5,681	6,206
Total nonperforming loans	11,544	16,678
Other real estate owned, net	6,201	8,423
Total nonperforming assets	$17,745	$25,101

Nonperforming assets to total assets	1.12%	1.73%
Nonperforming loans to total loans held for investment	0.97%	1.66%
Total past due loans to total loans held for investment	2.14%	2.57%

We had $11.5 million and $16.7 million in nonperforming loans, including nonaccrual PCI loans, as of September 30, 2015 and December 31, 2014, respectively. Nonperforming loans decreased from December 31, 2014 to September 30, 2015 primarily due to the payoff of a $5.2 million nonperforming commercial loan that had been on nonaccrual.  This decrease was offset in part by the addition of a $0.9 million asset-based healthcare loan.  The ratio of nonperforming loans to total loans improved to 0.97% at September 30, 2015 and our nonperforming assets to total assets further improved to 1.12% at September 30, 2015 compared to 1.73% at December 31, 2014 in conjunction with the nonperforming commercial loan activity described above and a decline in our OREO balances.  We also experienced a decrease in our total past due loans to total loans during the nine months ended September 30, 2015 to 2.14% from 2.57% at December 31,2014.

Our OREO as of September 30, 2015 totaled $6.2 million, a decrease of $2.2 million from the $8.4 million as of December 31, 2014, primarily due to sales of OREO property during the nine months ended September 30, 2015.

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

Analysis of the Allowance for Loan and Lease Losses

The following table sets forth the ALLL by category of loan:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$1,395	21%	0.56%	$533	25%	0.21%
Construction, land development, land	443	4%	0.84%	333	4%	0.78%
1-4 family residential properties	279	6%	0.36%	215	8%	0.27%
Farmland	29	3%	0.11%	19	2%	0.08%
Commercial	5,308	39%	1.13%	4,003	37%	1.10%
Factored receivables	3,609	17%	1.79%	3,462	18%	1.91%
Consumer	225	1%	2.12%	140	1%	1.17%
Mortgage warehouse	256	9%	0.25%	138	5%	0.25%
Total Loans	$11,544	100%	0.97%	$8,843	100%	0.88%

From December 31, 2014 to September 30, 2015, the ALLL increased from $8.8 million or 0.88% of total loans to $11.5 million or 0.97% of total loans. The increase was primarily driven by the allowance associated with collectively evaluated loans which increased to $9.5 million at September 30, 2015 from $7.1 million at December 31, 2014, as a result of growth in the loan portfolio during the nine months ended September 30, 2015, as well as changes in the mix of collectively evaluated loans as non-PCI loans acquired in the Triumph Community Bank acquisition that matured and were renewed during the period, which previously maintained discounts associated with fair value adjustments recorded at acquisition, required allowance allocations.

The following table presents the unpaid principal and recorded investment for loans at September 30, 2015. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) of which approximately $7.4 million is expected to be accretable into income over the remaining lives of the acquired loans, (2) net deferred origination costs and fees, and (3) previous charge-offs. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan are limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
September 30, 2015	Investment	Principal	Difference
Commercial real estate	$247,175	$257,519	$(10,344)
Construction, land development, land	52,446	53,966	(1,520)
1-4 family residential properties	77,043	79,911	(2,868)
Farmland	25,784	25,700	84
Commercial	468,055	469,888	(1,833)
Factored receivables	201,803	202,837	(1,034)
Consumer	10,632	10,676	(44)
Mortgage warehouse	102,363	102,363	—
	$1,185,301	$1,202,860	$(17,559)

At September 30, 2015 and December 31, 2014, we had on deposit $20.7 million and $19.0 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the three and nine months ended September 30, 2015 and 2014, and the effects of those items on our ALLL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$11,462	$6,253	$8,843	$3,645
Loans charged-off:
Commercial real estate	(9)	—	(152)	—
Construction, land development, land	—	(100)	—	(100)
1-4 family residential properties	(20)	(74)	(203)	(264)
Farmland	—	—	—	—
Commercial	—	—	(47)	(12)
Factored receivables	(72)	(119)	(451)	(294)
Consumer	(97)	(100)	(244)	(314)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(198)	$(393)	$(1,097)	$(984)
Recoveries of loans charged-off:
Commercial real estate	1	1	52	3
Construction, land development, land	—	—	—	—
1-4 family residential properties	4	3	104	106
Farmland	—	—	—	—
Commercial	34	3	40	217
Factored receivables	21	21	69	56
Consumer	55	57	182	230
Mortgage warehouse	—	—	—	—
Total loans recoveries	$115	$85	$447	$612
Net loans charged-off	$(83)	$(308)	$(650)	$(372)
Provision for (reversal of) loan losses:
Commercial real estate	189	(78)	962	35
Construction, land development, land	97	198	110	330
1-4 family residential properties	44	56	163	240
Farmland	1	2	10	6
Commercial	210	722	1,312	1,707
Factored receivables	(475)	397	529	1,533
Consumer	107	34	147	122
Mortgage warehouse	(8)	44	118	74
Total provision for loan losses	$165	$1,375	$3,351	$4,047
Balance at end of period	$11,544	$7,320	$11,544	$7,320

Average total loans held for investment	$1,164,946	$975,080	$1,080,298	$925,904
Net charge-offs to average total loans held for investment	0.01%	0.03%	0.06%	0.04%
Allowance to total loans held for investment	0.97%	0.75%	0.97%	0.75%

Net loans charged off for the three and nine months ended September 30, 2015 were $0.1 million and $0.7 million, respectively, compared to net loans charged off of $0.3 million and $0.4 million, respectively, for the three and nine months ended September 30, 2014.  The factored receivable charge-off activity during the three and nine months ended September 30, 2015 was primarily due to two client relationships.  Net charge-offs as a percentage of average total loans held for investment were only 0.01% and 0.06% for the three and nine months ended September 30, 2015, respectively.

Assets Held for Sale

At September 30, 2015 and December 31, 2014, originated mortgage loans held for sale were $2.2 million and $3.3 million, respectively. Loan sales of $53.0 million and $48.6 million occurred during the nine months ended September 30, 2015 and 2014, respectively, and resulted in recognized net gains on sale of $1.4 million and $1.1 million in the respective periods.  At September 30, 2015 and December 31, 2014, no originated mortgage loans held for sale were on nonaccrual status.

Securities

Our investment strategy is oriented towards maintaining liquidity in securities with minimal credit risk.  We held securities classified as available for sale with a fair value of $156.8 million as of September 30, 2015, a decrease of $5.2 million from $162.0 million at December 31, 2014.  This decrease is attributable to normal portfolio management activities, with the net reduction being attributed to normal sales, payment, and amortization activity.  For the nine months ended September 30, 2015, securities were sold resulting in proceeds of $17.6 million, gross gains of $0.3 million, and no losses. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of September 30, 2015, we have investments classified as held to maturity with an amortized cost of $0.7 million.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of September 30, 2015:

	Maturity as of September 30, 2015
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$—	—	$90,606	1.51%	$—	—	$—	—	$90,606	1.51%
Mortgage-backed securities	—	—	1,074	2.02%	407	3.85%	22,570	1.72%	24,051	1.77%
Asset backed securities	—	—	—	—	4,896	1.26%	13,477	1.74%	18,373	1.61%
State and municipal	1,263	1.56%	1,953	2.96%	159	3.85%	—	—	3,375	2.47%
Corporate bonds	—	—	16,709	1.82%	1,395	2.04%	669	5.82%	18,773	1.97%
SBA pooled securities	—	—	8	1.78%	180	2.62%	—	—	188	2.59%
Total securities available for sale	$1,263	1.56%	$110,350	1.59%	$7,037	1.65%	$36,716	1.80%	$155,366	1.65%

Security held to maturity	$149	2.68%	$598	2.42%	$—	—	$—	—	$747	2.47%

.

Liabilities

Our total liabilities were $1.318 billion as of September 30, 2015, an increase of $108 million, from $1.210 billion at December 31, 2014. The net change was primarily due to a $35 million increase in customer deposits, a $6 million increase in customer repurchase agreements, a $58 million increase in Federal Home Loan Bank advances, and an $8 million increase in other liabilities.

Deposits

Deposits represent our primary source of funds. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $1.200 billion as of September 30, 2015, compared to $1.165 billion as of December 31, 2014, an increase of $35 million.  As of September 30, 2015, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 47% of our total deposits, while individual retirement accounts and certificates of deposit made up 53% of total deposits. The average cost of interest bearing deposits was 0.69% and 0.66% for the three and nine months ended September 30, 2015, respectively, and 0.56% and 0.52% for the three and nine months ended September 30, 2014, respectively, on an annualized basis.

The following table summarizes our average deposit balances and weighted average rates for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Noninterest bearing demand	$171,887	—	14%	$162,619	—	15%
Interest bearing demand	211,823	0.06%	18%	215,862	0.07%	20%
Individual retirement accounts	57,227	1.23%	5%	51,942	1.13%	5%
Money market	116,375	0.23%	10%	126,932	0.23%	12%
Savings	72,617	0.05%	6%	73,833	0.05%	7%
Certificates of deposit	509,224	1.05%	43%	396,287	0.92%	37%
Brokered deposits	50,002	1.00%	4%	45,235	0.88%	4%
Total	$1,189,155	0.59%	100%	$1,072,710	0.48%	100%

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Noninterest bearing demand	$167,708	—	14%	$158,860	—	15%
Interest bearing demand	227,035	0.06%	19%	224,425	0.07%	21%
Individual retirement accounts	56,131	1.19%	5%	52,637	1.10%	5%
Money market	117,353	0.23%	10%	136,341	0.23%	13%
Savings	72,915	0.05%	6%	73,460	0.05%	7%
Certificates of deposit	487,925	1.04%	42%	368,363	0.91%	34%
Brokered deposits	50,003	1.01%	4%	51,438	0.55%	5%
Total	$1,179,070	0.57%	100%	$1,065,524	0.44%	100%

The increase in the average balance of certificates of deposit as a percentage of average total deposits was due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used in part to fund our organic loan growth period over period.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of September 30, 2015:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$49,424	$12,948	$62,372
Over 3 through 6 months	45,252	18,174	63,426
Over 6 through 12 months	106,492	49,354	155,846
Over 12 months	54,445	18,742	73,187
	$255,613	$99,218	$354,831

Other Borrowings

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $15.6 million as of September 30, 2015 and $9.3 million at December 31, 2014. Our customer repurchase agreements generally have maturities that fall within one year. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions. The following provides a summary of our customer repurchase agreements as of and for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Average amount outstanding during the period	$13,131	$14,531
Amount outstanding at end of period	15,584	9,282
Highest month end balance during the period	15,813	17,670
Weighted average interest rate at end of period	0.02%	0.05%
Weighted average interest rate during the period	0.03%	0.04%

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled $61.0 million as of September 30, 2015 and $3.0 million as of December 31, 2014. Of the FHLB borrowings outstanding as of September 30, 2015, $16.0 million were short term borrowings maturing within one month and $45.0 million were long term borrowings maturing after one but within three years.  As of September 30, 2015 and December 31, 2014, we had $126.3 million and $104.4 million, respectively, in unused and available advances from the FHLB. The increase in our total borrowing capacity from December 31, 2014 to September 30, 2015 was primarily the result of the new inclusion of mortgage warehouse facilities in our borrowing base with the FHLB. The following provides a summary of our short term FHLB borrowings as of and for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Average amount outstanding during the period	$17,887	$24,987
Amount outstanding at end of period	16,000	3,000
Highest month end balance during the period	46,695	70,000
Weighted average interest rate at end of period	0.10%	0.05%
Weighted average interest rate during the period	0.16%	0.18%

Junior Subordinated Debentures

National Bancshares, Inc., which became our wholly owned subsidiary as part of the Triumph Community Bank acquisition, has two junior subordinated debentures outstanding with a combined face value of $33.0 million. These debentures are unsecured obligations and were issued to two trusts that are unconsolidated subsidiaries of National Bancshares, Inc. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures mature in September 2033 and July 2036 and may be called at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month LIBOR plus a weighted average spread of 2.28%. As part of the purchase accounting adjustments made with the Triumph Community Bank acquisition, we adjusted the carrying value of the junior subordinated debentures to fair value as of October 15, 2013. The junior subordinated debentures had a combined carrying value of $24.6 million as of September 30, 2015 and $24.4 million as of December 31, 2014, and the discount will be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $24.6 million and $24.4 million was allowed in the calculation of Tier I capital as of September 30, 2015 and December 31, 2014, respectively.

In conjunction with the merger of our subsidiary banks on October 1, 2015, we merged National Bancshares, Inc. with and into Triumph Bancorp, Inc.  In connection therewith, Triumph Bancorp, Inc. assumed the obligations of National Bancshares, Inc. with respect to the junior subordinated debentures.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $263.9 million as of September 30, 2015, an increase of $26.4 million from $237.5 million as of December 31, 2014. Stockholders’ equity increased during this period primarily due to net income for the period of $24.6 million.

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

In addition to the liquidity provided by the sources described above, our subsidiary banks maintain correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2015, Triumph Savings Bank had unsecured federal funds lines of credit with two unaffiliated banks totaling $24.5 million, and Triumph Community Bank had unsecured federal funds lines of credit with five unaffiliated banks totaling $75.0 million, with no amounts advanced against those lines at that time.

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the new capital level requirements set forth in the table below in order to qualify as “well capitalized.” As of September 30, 2015, Triumph Savings Bank’s and Triumph Community Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.

The actual capital amounts and ratios for the Company, Triumph Savings Bank, and Triumph Community Bank are presented in the following table as of September 30, 2015. For periods beginning on or after January 1, 2015, capital ratios are calculated and presented in accordance with the requirements of Basel III.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
(Dollars in thousands)	Actual		Action Provisions		Action Provisions
As of September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$270,749	20.2%	$107,166	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$64,540	13.4%	$38,470	8.0%	$48,088	10.0%
Triumph Community Bank	$136,625	16.5%	$66,194	8.0%	$82,742	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$259,068	19.3%	$80,375	6.0%	N/A	N/A
Triumph Savings Bank, SSB	$59,728	12.4%	$28,853	6.0%	$38,470	8.0%
Triumph Community Bank	$129,848	15.7%	$49,645	6.0%	$66,194	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$230,116	17.2%	$60,275	4.5%	N/A	N/A
Triumph Savings Bank, SSB	$59,728	12.4%	$21,639	4.5%	$31,257	6.5%
Triumph Community Bank	$129,848	15.7%	$37,234	4.5%	$53,782	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$259,068	16.9%	$61,436	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$59,728	11.8%	$20,307	4.0%	$25,384	5.0%
Triumph Community Bank	$129,848	13.2%	$39,340	4.0%	$49,175	5.0%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2015 excluding purchase accounting adjustments for our junior subordinated debentures and deposits. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and customer repurchase agreements.

	Payments Due by Period - September 30, 2015
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$15,584	$15,584	$—	$—	$—
Federal Home Loan Bank advances	61,000	16,000	45,000	—	—
Junior subordinated debentures	32,990	—	—	—	32,990
Operating lease agreements	7,729	1,723	3,087	2,290	629
Time deposits with stated maturity dates	635,370	444,022	167,985	23,363	—
Total contractual obligations	$752,673	$477,329	$216,072	$25,653	$33,619

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

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Commitments to make loans	$21,813	$19,792
Unused lines of credit	245,516	227,963
Standby letters of credit	3,338	3,755
Total other commitments	$270,667	$251,510

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

Effective July 1, 2015, the Company retrospectively adopted ASU No. 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). Issued in September 2015, ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Upon adoption of this ASU, the Company’s financial statements reflect measurement period adjustments in the reporting period in which the adjustment amounts were determined.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard was originally effective for the Company on January 1, 2017.  However, in August 2015 the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date” which deferred the mandatory effective date the new standard would take effect to reporting periods beginning after December 15, 2017, with early adoption allowed as of the original effective date for public companies. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

The following table presents the change in net interest income as of September 30, 2015 and December 31, 2014, assuming immediate parallel shifts in interest rates:

	September 30, 2015		December 31, 2014
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	5.0%	(0.0%)	6.4%	1.7%
+300 basis points	3.5%	(0.2%)	4.6%	1.3%
+200 basis points	2.0%	(0.4%)	2.7%	0.8%
+100 basis points	0.9%	(0.3%)	1.3%	0.5%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(1.6%)	(3.3%)	(0.2%)	(2.7%)

The following table presents the change in our economic value of equity as of September 30, 2015 and December 31, 2014, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2015	December 31, 2014
+400 basis points	(0.3%)	9.5%
+300 basis points	(0.7%)	7.8%
+200 basis points	(1.5%)	5.6%
+100 basis points	(1.6%)	3.2%
Flat rates	0.0%	0.0%
-100 basis points	(6.3%)	(5.6%)

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	November 2, 2015	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	November 2, 2015	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer