Form 10-K
period 2015-12-31
Triumph Bancorp, Inc.
filed 2016-02-26
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36722

TRIUMPH BANCORP, INC.

(Exact name of Registrant as specified in its Charter)

Texas	20-0477066
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12700 Park Central Drive, Suite 1700 Dallas, TX	75251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 365-6900

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Class: Common Stock, Par Value $0.01 Per Share	Name of Exchange on Which Registered: NASDAQ

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2015 was approximately $214,855,000.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2016 was 18,018,089.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2015, are incorporated by reference into Part III of this Report.

i

PART I

ITEM 1. BUSINESS

Overview

Triumph Bancorp, Inc. (“we”, “Triumph” or the “Company”), is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, TBK Bank, SSB (“TBK Bank”), we offer traditional banking services as well as commercial finance products to businesses that require specialized financial solutions. Our community banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance products include factoring, asset-based lending, equipment lending, healthcare lending and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our wholly owned  subsidiary Triumph Capital Advisors, LLC (“Triumph Capital Advisors”), we provide investment management services currently focused on the origination and management of collateralized loan obligations.  We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2015, we had consolidated total assets of $1.691 billion, total loans held for investment of $1.292 billion, total deposits of $1.249 billion and total stockholders’ equity of $268 million.

Our business is conducted through four reportable segments (Banking, Factoring, Asset Management, and Corporate). For the year ended December 31, 2015, our banking segment generated 65% of our total revenue (comprised of interest and noninterest income, excluding the bargain purchase gain), our factoring segment generated 29% of our total revenue, our asset management segment generated 5% of our total revenue, and our corporate segment generated 1% of our total revenue.

Our Corporate Structure

We operate our business through several corporate entities.

•

TBK Bank, SSB is a Texas state savings bank. Effective October 1, 2015, the Company completed the merger of its two subsidiary banks, Triumph Savings Bank, SSB and Triumph Community Bank, N.A., into a single bank.  The combined bank was named TBK Bank, SSB. Under the Triumph Community Bank brand, TBK Bank operates eleven branches in the Quad Cities Metropolitan Area of Iowa and Illinois, eight other branches throughout central and northwestern Illinois and one branch in northeastern Illinois. Through this branch network, we offer our customers a variety of financial products and services that both augment our revenue (fee and interest income) and help us expand and retain our core deposit network, including checking and savings accounts, debit cards, electronic banking, trust services and treasury management.  TBK Bank also operates two locations in Dallas, Texas under the name Triumph Savings Bank, consisting of our corporate office and a branch that is dedicated to deposit gathering activities. Through TBK Bank, we originate  a full suite of commercial and retail loans including commercial real estate, general commercial, mortgage warehouse, one-to-four family residential and construction and development loans, primarily focused on customers in and around our primary market areas. In addition, TBK Bank originates many of our commercial finance products and services, including healthcare asset-based loans under our Triumph Healthcare Finance brand, asset-based loans, equipment loans and general factoring products under our Triumph Commercial Finance brand and premium finance loans under our Triumph Premium Finance brand. These specialized commercial finance products and services are offered on a nationwide basis through loan production offices (consisting of a loan production office in Portland, Oregon dedicated to healthcare asset-based lending and in Kansas City, Missouri dedicated to premium finance lending) and our network of nationwide sales personnel.

•

Advance Business Capital, LLC (d/b/a “Triumph Business Capital”) is a Delaware limited liability company and wholly owned subsidiary of TBK Bank that focuses on providing working capital financing through the purchase of accounts receivable, a product known as factoring. Substantially all of Triumph Business Capital’s factoring relationships are currently originated with small-to-mid-sized owner-operators, trucking fleets and freight brokers in the transportation industry, though it has recently expanded into non-transportation factoring markets as well.

•

Triumph Insurance Group, Inc. is a Texas corporation and a wholly owned subsidiary of TBK Bank. Triumph Insurance Group was formed to provide insurance brokerage services, initially focused on the insurance needs of our factoring, asset-based lending and equipment lending clients.

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

Our strategy is to maintain a broadly diversified loan portfolio by type and location. Within this general strategy, we focus on growth in the commercial finance areas where we believe we have expertise and market insights, including our factoring operations, the asset-based loans and equipment loans we originate under our Triumph Commercial Finance brand, the asset-based healthcare loans we originate under our Triumph Healthcare Finance brand, and the premium finance loans we originate under our Triumph Premium Finance brand.

A substantial portion of our lending is in the areas surrounding our community banking operations in Illinois and Iowa. We expect that we will continue to focus on the commercial and personal credit needs of businesses and individuals in these markets. We also have a significant amount of lending in Texas, the home of our corporate headquarters and a significant portion of our commercial finance operations. With respect to our commercial finance products, we also seek out customers and maintain loan production offices or sales personnel for such product lines on a nationwide basis.

The following is a discussion of our major types of lending activity:

Commercial Loans. We offer commercial loans to small-to-mid-sized businesses across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment and business loans for working capital and operational purposes.

A portion of our commercial loan portfolio consists of specialty commercial finance products including asset-based loans, equipment loans, healthcare asset-based loans, and premium finance loans.  A more detailed description of these product lines is set forth below:

•

Asset-Based Loans. Under our Triumph Commercial Finance brand, we originate asset-based loans to borrowers to support general working capital needs. Our asset-based loan structure involves advances of loan proceeds against a “borrowing base,” which typically consists of accounts receivable, identified readily marketable inventory or other collateral of the borrower. The maximum amount a customer may borrow at any time is fixed as a percentage of the borrowing base outstanding. These loans typically bear interest at a floating rate comprised of LIBOR or the prime rate plus a premium and include certain other transaction fees, such as origination and unused line fees. We target asset-based loan facilities between $1 million and $15 million for borrowers with annual net revenues between $4 million and $60 million. We originate asset-based loans across a variety of industries.

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

•

Healthcare Loans. Under our Triumph Healthcare Finance brand, we originate healthcare asset-based loans, generally on secured credit facilities of $1 million to $20 million for healthcare service providers in the areas of skilled nursing, home healthcare, physical therapy and healthcare product delivery.  The borrowing base for our healthcare asset-based loans generally consists of reimbursement receivables payable to our healthcare provider clients from insurance companies and governmental programs, such as Medicare and Medicaid.

•

Premium Finance Loans.  We originate premium finance loans under our Triumph Premium Finance brand.  These premium finance loans provide customized premium financing solutions for the acquisition of property and casualty insurance coverage.  These short-term premium finance loans allow insureds to pay their insurance premiums over the life of the underlying policy, instead of paying the entire premium at the outset.

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

Our transportation factoring clients include small owner-operator trucking companies (one-to-four trucks), mid-sized fleets (5-to-50 trucks) and freight broker relationships whereby we manage all carrier payments on behalf of a broker client. The features and pricing of our transportation factoring relationships vary by client type. Typically our smaller owner-operator relationships are structured as “non-recourse” relationships (i.e., we retain the credit risk associated with the ability of the account debtor on an invoice we purchase to ultimately make payment) and our larger relationships are structured as “recourse” relationships (i.e., our client agrees to repurchase from us any invoices for which payment is not ultimately received from the account debtor).

Our non-transportation factoring business targets small businesses with annual sales between $1 million and $25 million in industries such as manufacturing, distribution, and staffing.

Residential Real Estate Loans. We offer first and second mortgage loans to our individual customers primarily for the purchase of primary and secondary residences. We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  We chose to exit this business as the operational and compliance risk associated with the business outweighed the amount of profitability generated.

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

In general, a CLO is an investment fund whose assets are comprised primarily of senior secured corporate loans. These senior secured corporate loans are generally large, broadly syndicated financing transactions arranged by a lead agent bank and then assigned to numerous additional lenders. Such loans are typically rated below investment grade and are sometimes referred to as “leveraged loans.” The total size of such loan facilities typically range from $200 million to $2.0 billion, though certain individual facilities can be several times larger. CLOs acquire assignments in these senior secured corporate loans generally ranging from $1 million to $5 million. We do not originate or syndicate any of the senior secured corporate loans acquired by our CLO clients, nor do we acquire any of the loan assignments on the balance sheet of our bank and then transfer them to our CLO clients. All such loan assignments are acquired directly by the CLO issuers under the direction of Triumph Capital Advisors as asset manager.

A CLO issues its investors securities in a series of tranches, typically ranging from an AAA-rated debt tranche to an unrated subordinated debt or equity tranche. The payment rate on each security is linked to such security’s payment priority (e.g., the AAA-rated tranche of a CLO will receive all interest payments before any payments are made to the next most senior tranche of security issued by such CLO, but will pay a lower interest rate). The sole source of payment for the securities issued by the CLO consists of interest, fee and principal payments from its underlying senior secured loan assets.

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

In addition to providing asset management services to CLO issuers following the consummation of their CLO securities offerings (at which point we begin to earn the asset management fees described above), we also act as asset manager to CLO issuers during their “warehouse” phase. During its “warehouse” phase, a prospective CLO issuer begins to acquire loan assets in anticipation of a future CLO securities offering. These assets are generally acquired with the proceeds of a credit facility (often provided by an affiliate of the placement agent for the CLO securities offering) as well as equity invested in the prospective CLO issuer during this period. Upon the consummation of a CLO securities offering, the warehouse credit facility is repaid and terminated and the warehouse equity is redeemed. We have from time to time invested in the equity of CLO issuers during their warehouse phase. We make these investments primarily to facilitate the successful consummation of the CLO securities offerings and the corresponding generation of asset management fees for us that commence following the completion of these offerings.

On March 3, 2015, Triumph Capital Advisors acquired all of the equity of Doral Money, Inc. (“Doral Money”), a subsidiary of Doral Bank, in connection with the FDIC’s auction process for Doral Bank.  As a result of this transaction, Triumph Capital Advisors also acquired the management contracts of two active CLOs consisting of approximately $700 million in managed assets.

In connection with pending effectiveness of the U.S. risk retention requirements applicable to managers of CLO transactions (which, generally, require the manager of a CLO transaction originated on or after the effective date of such rule (December 24, 2016) to hold five percent of the credit risk of the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO), Triumph Capital Advisors contemplates entering into transactions whereby it will earn fee income through the provision of middle and back office services to other CLO managers formed to manage new CLOs and to hold the risk retention interests in such CLOs.  In 2015 a new asset manager, Trinitas Capital Management, LLC (“Trinitas”), was formed for this purpose.   Trinitas is an independent entity governed by a board of managers elected by its members, a majority of whom are independent of Triumph Capital Advisors or the Company. Certain of our officers and other Triumph Capital Advisors personnel also serve as officers or managers of Trinitas.   We anticipate that Trinitas will issue new CLOs and hold the risk retention interests in such CLOs and that Triumph Capital Advisors will (subject to the approval of our board of directors and the board of managers of Trinitas) provide middle and back office services for CLOs managed by Trinitas for a fee to be agreed upon between Trinitas and Triumph Capital Advisors for each transaction.  At or prior to the issuance of the first CLO to be managed by Trinitas, the Company may also make a minority investment (not to exceed 9.9%) in the membership interest of Trinitas.

Additional Products and Services. We offer a full range of commercial and retail banking services to our customers, including checking and savings accounts, debit cards, electronic banking, and trust services. These products both augment our revenue and help us expand our core deposit network. A number of our additional products and services focus on providing turnkey solutions to our specialized commercial finance clients in order to improve acquisition and retention of these clients.  For example, we provide comprehensive treasury management services for commercial clients to manage their cash and liquidity, including lock box, accounts receivable collection services, electronic payment solutions, fraud protection, information reporting, reconciliation and data integration and balance optimization solutions. Through Triumph Insurance Group, an insurance brokerage agency initially focused on meeting the insurance needs of our commercial clients, particularly our factoring clients in the transportation industry and our equipment lending clients, we provide insurance brokerage services. We believe these ancillary product offerings have the ability to diversify our revenue and increase customer acquisition and retention for our primary product lines.

Credit Risk Management

We mitigate credit risk both through disciplined underwriting of each transaction we originate, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a transaction. We seek to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which our business customers are engaged. We have developed tailored underwriting criteria and credit management processes for each of the various loan product types we offer our customers.

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

With respect to our asset-based loans, in addition to an overall evaluation of the borrower and the transaction considering the applicable criteria set forth above, we also engage in an evaluation of the assets comprising the borrowing base for such loans, to confirm that such assets are readily recoverable and recoverable at rates in excess of the advance rate for such loans. With respect to our healthcare asset-based loans, this process requires an analysis of the payment rates applied to the reimbursement obligations payable to our customers by applicable payers.

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

Our bank implements its underwriting evaluation and approval process through a tiered system of loan authorities. Under these authorities, transactions at certain identified levels are eligible to be approved by a designated officer or a combination of designated officers. Transactions above such individual thresholds require approval of a management-level loan committee.  Transactions above the approval levels for our management-level loan committee must be approved by an executive loan committee comprised of directors.  Our underwriting and approval processes also employ limits we believe to be appropriate as to loan type and category, loan size, and other attributes.

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

With respect to our factoring operations, we employ a proprietary risk management program whereby each client is assigned a risk score based on measurable criteria. Our risk model is largely geared toward early detection and mitigation of fraud, which we believe represents the most material risk of loss in this asset class. Risk scores are presented on a daily basis through a proprietary software application. These risk scores are then used to assign such client into a particular classification level. The classification level is not a predictor of loss exposure but rather the determinant for monitoring levels and servicing protocols, such as the percentage requirements for collateral review and invoice verification prior to purchase. This scoring and risk allocation methodology helps us to manage and control fraud and credit risk.

Marketing

We market our loans and other products and services through a variety of channels. Fundamentally, we focus on a high-touch direct sales model and building long-term relationships with our customers. In our community banking markets, our lending officers actively solicit new and existing businesses in the communities we serve. For our commercial finance product lines, we typically maintain sales personnel across the country with designated regional responsibilities for clients within their territories.  We market our products and services through secondary channels, including e-marketing and search engine optimization, as well as key strategic sourcing relationships. Importantly, while we seek to ensure that the pricing on all of our loans and factoring products is competitive, we also attempt to distinguish ourselves with our clients on criteria other than price, including service, industry knowledge and a more complete value proposition than our competitors. We believe that our suite of complementary commercial finance product options and our other available banking services, including treasury management services and our recently launched insurance brokerage initiatives allows us to offer full-service banking relationships to clients and industries that have historically been served by smaller non-bank commercial finance companies.

Deposits

Deposits are our primary source of funds to support our earning assets. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at our bank subsidiary are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. In addition, required deposit balances associated with our commercial loan arrangements and treasury management relationships maintained by our commercial lending clients provide an additional source of deposits.  In our community banking markets, we have a network of 19 deposit-taking branch offices. We also maintain a branch office in Dallas, Texas, dedicated to deposit generation activities.

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

Supervision and Regulation

Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the FDIC, the Texas Department of Savings and Mortgage Lending (“TDSML”), the Internal Revenue Service (“IRS”), and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

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

Consistent with the Dodd-Frank Act codification of the Federal Reserve’s policy that bank holding companies must serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, a bank holding company generally should not maintain a rate of distributions to stockholders unless its available net income has been sufficient to fully fund the distributions and the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality and overall financial condition. In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that our subsidiary bank maintains an adequate level of capital as described below.

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

Limitations on our subsidiary bank paying dividends could, in turn, affect our ability to pay dividends to our stockholders. For more information concerning our subsidiary bank’s ability to pay dividends, see below.

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

Annual Reporting and Examinations

The Company is required to file annual and quarterly reports with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may examine a bank holding company or any of its subsidiaries and charge the bank holding company for the cost of such an examination. The Company is also subject to reporting and disclosure requirements under state and federal securities laws.

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

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of its subsidiary bank are in excess of the levels established for “well-capitalized” institutions under the new rules.

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

In addition, the new rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the new rules, we elected to make the one-time permanent election to continue to exclude AOCI from capital.

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

As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2015, the Company’s subsidiary bank exceeded the capital levels required to be deemed “well capitalized.”

Additionally, FDICIA requires bank regulators to take prompt corrective action to resolve problems associated with insured depository institutions. In the event an institution becomes undercapitalized, it must submit a capital restoration plan.

Under these prompt corrective action provisions of FDICIA, if a controlled bank is undercapitalized, then the regulators could require the bank to submit a capital restoration plan. If an institution becomes significantly undercapitalized or critically undercapitalized, additional and significant limitations are placed on the institution. The capital restoration plan of an undercapitalized institution will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan until it becomes adequately capitalized. The Company has control of its subsidiary bank for the purpose of this statute.

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

Bank Regulation

TBK Bank

TBK Bank is a Texas state savings bank and is subject to various requirements and restrictions under the laws of the United States and Texas and to regulation, supervision and regular examination by the FDIC and the TDSML. TBK Bank is required to file reports with the FDIC and the TDSML concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The regulators have the power to enforce compliance with applicable banking statutes and regulations. Those regulations include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged on loans and restrictions relating to investments and other activities of TBK Bank.

Standards for Safety and Soundness

As part of FDICIA’s efforts to promote the safety and soundness of depository institutions and their holding companies, appropriate federal banking regulators are required to have in place regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting and interest rate risk), asset quality and earnings. As discussed above, the Federal Reserve and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties of up to $1 million per day, issue cease-and-desist or removal orders, seek injunctions and publicly disclose such actions.

The ability of TBK Bank, as a Texas state savings bank, to pay dividends is restricted under the Texas Finance Code. Pursuant to the Texas Finance Code, a Texas state savings bank may declare and pay a dividend out of current or retained earnings, in cash or additional stock, to the holders of record of the stock outstanding on the date the dividend is declared. However, without the prior approval of the TDSML, a cash dividend may not be declared by the board of a Texas state savings bank that the TDSML considers to be in an unsafe condition or to have less than zero total retained earnings on the date of the dividend declaration.

TBK Bank is also subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain an adequate level of capital in accordance with guidelines promulgated from time to time by the federal regulators.

The present and future dividend policy of TBK Bank is subject to the discretion of its board of directors. In determining whether to pay dividends to Triumph and, if made, the amount of the dividends, the board of directors of TBK Bank considers many of the same factors discussed above. TBK Bank cannot guarantee that they will have the financial ability to pay dividends to Triumph, or if dividends are paid, that they will be sufficient for Triumph to make distributions to stockholders. TBK Bank is not obligated to pay dividends.

Restrictions on Transactions with Affiliates

Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate and requires certain levels of collateral for such loans. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company. Section 23B requires that certain transactions between the Company’s subsidiary bank and its affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between the bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

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

Failure to meet capital guidelines could subject our subsidiary bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and other restrictions on our business.

Deposit Insurance

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, through the Deposit Insurance Fund (“DIF”) and safeguards the safety and soundness of the banking and thrift industries. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

The FDIC’s deposit insurance premium assessment is based on an institution’s average consolidated total assets minus average tangible equity.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, TBK Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings.

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (“CFPB”) is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as our subsidiary depository institution, are subject to rules promulgated by the CFPB, which may increase their compliance risk and the costs associated with their compliance efforts, but the banks will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

The CFPB has issued a number of regulations related to the origination of mortgages, foreclosure, and overdrafts as well as many other consumer issues. Additionally, the CFPB has proposed, or will be proposing, additional regulations on issues that directly relate to our business. Although it is difficult to predict at this time the extent to which the CFPB’s final rules impact the operations and financial condition of our subsidiary bank, such rules may have a material impact on the bank’s compliance costs, compliance risk and fee income.  These additional compliance costs and associated compliance risks were one of the factors in our decision to exit the residential mortgage production business in the fourth quarter of 2015.

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

The Patriot Act, International Money Laundering Abatement and Financial Anti-Terrorism Act and Bank Secrecy Act

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The Patriot Act and the International Money Laundering and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act and expanded the extra-territorial jurisdiction of the United States. The U.S. Treasury has issued a number of implementing regulations which apply various requirements of the Patriot Act to financial institutions such as TBK Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.

Failure of a financial institution and its holding company to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, TBK Bank will continue to expend significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing of the bank’s compliance with the Bank Secrecy Act on an ongoing basis.

Community Reinvestment Act

The CRA requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC and the state banking regulators, as applicable, evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, we must publicly disclose the terms of various CRA-related agreements.

Qualified Thrift Lender

As a Texas state savings bank, TBK Bank is required to meet a Qualified Thrift Lender (“QTL”) test to avoid certain restrictions on its activities. TBK Bank is currently, and expects to remain, in compliance with QTL standards.

Other Regulations

Interest and other charges that our subsidiary bank collects or contracts for are subject to state usury laws and federal laws concerning interest rates.

Our bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

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

In addition, our subsidiary bank’s deposit operations are subject to the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

All of the above laws and regulations add significantly to the cost of operating the Company and our subsidiary depository institution and thus have a negative impact on profitability. We would also note that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company and our subsidiary depository institution. These institutions, because they are not so highly regulated, have a competitive advantage over us and our subsidiary depository institution and may continue to draw large amounts of funds away from banking institutions, with a continuing adverse effect on the banking industry in general.

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

Employees

As of December 31, 2015, we had 500.5 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

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

Our business strategy focuses on both organic growth and targeted acquisitions. We anticipate that any future acquisitions would involve substantial transaction expenses and expenses associated with integrating the operations of the acquired businesses with our operations.  These expenses may exceed the savings that we expect to receive for the elimination of duplicative expenses and the realization of economies of scale.  We may fail to realize some or all of the anticipated benefits of our recently completed and possible future acquisitions if the integration process for these acquisitions takes longer or is more costly than expected or otherwise fails to meet our expectations. Such integration processes will be a time-consuming and expensive process that could significantly disrupt our existing services, even if effectively and efficiently planned and implemented.

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

Our limited operating history as an integrated company may not provide an adequate basis for investors to evaluate our business, financial condition and results of operations. We have launched various new product lines over the past few years, and we acquired Triumph Community Bank, N.A., which represented a significant portion of our total operations, on October 15, 2013.  In addition, in October 2015, we completed the merger of our subsidiary banks, Triumph Savings Bank, SSB and Triumph Community Bank, N.A., into a single bank. Our future operating results depend upon a number of factors, including our ability to manage our growth, retain our customer base and successfully identify and respond to emerging trends in our primary product lines and markets. It may also be difficult for us to evaluate trends that may affect our business and to determine whether our expansion may be profitable. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

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

Factoring for small-to-mid-sized trucking businesses constituted approximately 82% of our total factoring portfolio as of December 31, 2015, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. Given the concentration of our factoring business in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our factoring revenues, as the revenues we earn from purchasing transportation invoices are directly correlated with the amount of transportation activity generated by our factoring clients (i.e., the volume of transportation invoices they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Increased costs associated with operating a trucking business, such as may be caused by increases in the prices of oil and diesel fuel, may cause a diminished demand for trucking services as our clients pass those costs along to their customers. Conversely, decreases in the price of diesel fuel may cause the size of our factoring portfolio to decrease, as the price of diesel fuel typically directly correlates with the size of the invoices we purchase from our factoring clients. Additionally, the factoring industry may not continue its historical growth and we may face increased competition. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share. Any of such events could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

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

As a result of our growth over the past several years, certain portions of our loan portfolio, such as the asset- based loans and equipment loans originated under our Triumph Commercial Finance brand, are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because such portions of our portfolio are relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

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

At December 31, 2015, we had a total of approximately $18.5 million of nonperforming assets or approximately 1.10% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.

At December 31, 2015, the amount of OREO we held totaled $5.2 million. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate, likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2015, our ALLL as a percentage of total loans was 0.97% and as a percentage of total nonperforming loans was 94.1%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ALLL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ALLL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.

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

Other primary sources of funds consist of cash flows from operations, investment maturities and sales of investment securities and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Home Loan Bank and our ability to raise brokered deposits. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the bank or non-bank financial services industries or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the bank or non-bank financial services industries.

As of December 31, 2015, approximately $351.0 million, or 28.1%, of our deposits consisted of interest-bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2015, the fair value of our investment securities portfolio was approximately $163.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2015, we had goodwill of $16.0 million, representing approximately 6% of total equity.

In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2015 all but $0.2 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2015, net deferred tax assets were approximately $15.9 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.

If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

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

If our trademarks and trade names are not adequately protected, or if we are deemed to infringe the trademarks or trade names of others, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, or determined to be infringing on other marks. Competitors may have adopted or may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. For instance, on February 18, 2015, a trademark infringement suit was filed against us and certain of our subsidiaries asserting that our use of “Triumph” as part of our trademarks and domain names causes a likelihood of confusion, has caused actual confusion, and infringes the trademarks of the plaintiffs in such suit.  The suit seeks damages as well as an injunction to prevent our use of the name “Triumph” and certain other matters.  While we intend to vigorously defend the lawsuit, if an injunction were to be issued against us or in the event we have to change the name of our Company or any of the companies or brands we do business under, we may experience a loss of brand name recognition, customer confusion and loss of revenue.  In addition, costs and expenses may be incurred in transitioning to one or more new brand names.  Additionally, our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.  Each of the foregoing could adversely impact our financial condition or results of operations.

We are subject to litigation, which could result in substantial judgment or settlement costs and legal expenses.

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

Among the sectors particularly challenged by a downturn in the global credit markets are the CLO and leveraged finance markets. CLOs are subject to credit, liquidity, interest rate and other risks. In 2008 and through early 2009, liquidity in the credit markets was significantly reduced, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. Although the credit markets in general and the leveraged loan market in particular have improved since the second half of 2009, they have not returned to pre-2008 levels. We have significant exposure to these markets because we act as asset manager to CLOs as part of our asset management business. We believe that investment performance is one of the most important factors for the maintenance and growth of our assets being managed. Poor investment performance by the CLOs we manage, either on an absolute or relative basis, could impair our revenues and growth because: (1) our ability to attract funds from existing and new clients might diminish; and (2) negative absolute investment performance will directly reduce our managed assets. In addition, losses incurred by investors in our CLOs in such event could expose us to reputational risk.

We may directly invest in the CLOs we manage, and we may invest in warehouse financing structures in connection with the formation of additional CLOs to be managed by us, which may expose us to losses in connection with such investments.

From time to time, we may invest in the subordinated notes, preference shares or other debt securities of the CLOs we manage. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of the CLOs we manage could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral. Historically, we have not invested directly in any of the CLOs we manage. However, we may choose to make such investments in the future or we may be required to make such investments in the future in order to comply with risk retention requirements promulgated under the Dodd-Frank Act. See “—Risk retention requirements implemented under the Dodd-Frank Act may impact our ability to issue new CLOs, expose us to additional regulatory risks, or limit the revenues we are able to generate from our asset management business.”

In addition, in connection with issuance of additional CLOs to be managed by us, we may enter into warehouse arrangements with warehouse providers such as banks or other financial institutions pursuant to which the warehouse provider will finance the purchase of investments that will ultimately be included in a CLO or other investment product. In connection with such warehouse arrangements, the warehouse provider will require an investor or investors to make an equity investment that will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but which will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the investors in such CLO warehouse equity would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all. We have from time to time, and may in the future, make all or a part of a CLO warehouse’s equity investment. We make these investments on a case-by-case basis.  At December 31, 2015 and 2014, we held investments in active CLO warehouses totaling $21.3 million and $2.5 million, respectively.

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

Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause the decline in and deferral of investment advisory income and the reduction of assets being managed.

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

Our asset management business’s CLO management services are marketed by institutions that act as selling or placement agents for CLOs. The potential investor base for CLOs is limited, and our asset management business’s ability to access clients is highly dependent on access to these selling and placement agents. These channels may not be accessible to our asset management business, which could have a material and adverse effect on our asset management business’s ability to be engaged to manage new CLOs. In addition, our asset management business’s existing relationships with third-party distributors and access to new distributors could be adversely impacted by recent consolidation in the financial services industry, which could result in increased distribution costs, a reduction in the number of third parties selling or placing CLOs or increased competition to access third-party distribution channels.

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

Although we do not believe we are required to consolidate any of the CLOs we currently manage, it is possible that the accounting guidance regarding consolidation of such entities could change such that we would be required to consolidate such entities in the future. In addition, in the event risk retention rules under the Dodd-Frank Act require us to make greater investments in the CLOs we manage, we may be required to consolidate such entities in order to meet such requirements. Such events could have an adverse effect on our capital ratios or limit the number of new CLOs we are able to issue as part of our growth strategy.

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

Risk retention requirements implemented under the Dodd-Frank Act may impact our ability to issue new CLOs, expose us to additional regulatory risks, or limit the revenues we are able to generate from our asset management business.

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

Triumph Capital Advisors is also contemplating entering into transactions whereby it will earn fee income through the provision of middle and back office services to other CLO managers formed to manage new CLOs and to hold the risk retention interests in such CLOs.  In 2015 a new asset manager, Trinitas Capital Management, LLC (“Trinitas”), was formed for this purpose.   Trinitas is an independent entity governed by a board of managers elected by its members, a majority of whom are independent of Triumph Capital Advisors or the Company. Certain of our officers and other Triumph Capital Advisors personnel also serve as officers or managers of Trinitas.   We anticipate that Trinitas will issue new CLOs and hold the risk retention interests in such CLOs and that Triumph Capital Advisors will (subject to the approval of our board of directors and the board of managers of Trinitas) provide middle and back office services for CLOs managed by Trinitas for a fee to be agreed upon between Trinitas and Triumph Capital Advisors for each transaction.  At or prior to the issuance of the first CLO to be managed by Trinitas, the Company may also make a minority investment (not to exceed 9.9%) in the membership interests of Trinitas.  In the event, as a result of its relationships with Trinitas, Triumph Capital Advisors were deemed to be the underlying sponsor of any CLO transactions managed by Trinitas and originated after the effective date of the final risk retention rule, we could be deemed to be in violation of the risk retention rules as we would not hold the required risk retention interests in such CLOs.  In addition, the fact that certain of our officers and other Triumph Capital Advisors personnel also act as officers or managers of Trinitas may create conflicts of interest.  While we continue to monitor the development of guidance from regulatory agencies in connection with the pending effectiveness of the risk retention rule, and intend to comply with such guidance to ensure our relationships with Trinitas are in compliance with the risk retention rule and other applicable law, there is no guarantee that our efforts will be successful.  Furthermore, there is no guarantee that Trinitas will be successful in issuing new CLOs, or if successful, that it will select Triumph Capital Advisors to provide staff and services for such CLOs, either of which occurrences may negatively impact the revenues that Triumph Capital Advisors is able to generate and may adversely affect our business, financial condition, or results of operations.

Our asset manager has entered into agreements with affiliated entities which may create conflicts of interest.

Triumph Capital Advisors shares office space with certain of its affiliated entities, including the Company and TBK Bank, and operates under a shared services agreement whereby Triumph Capital Advisors and such affiliated entities share a common infrastructure, including facilities, information technology, and human resources. In addition, certain supervised persons of Triumph Capital Advisors are also officers and/or directors of certain of its affiliated entities. Triumph Capital Advisors has entered into, and may enter into in the future, arrangements whereby Triumph Capital Advisors may offer its affiliated entities opportunities to invest in senior secured loans and other assets of the same type as comprise the assets of the CLOs it manages and its other clients. Under such arrangements, Triumph Capital Advisors may make offers of such opportunities to such affiliated entities, and provide to such affiliated entities its work product and other materials regarding such opportunity, but all decisions regarding the acquisition, disposition and management of the loan or other asset remain the responsibility of the applicable affiliated entity. Such arrangements may also contemplate that, to the extent that an affiliated entity acquires a loan or other asset as a result of an offer from Triumph Capital Advisors, Triumph Capital Advisors may provide monitoring services whereby Triumph Capital Advisors will monitor such loan or other asset in a manner similar to the manner in which it would monitor such loan or other asset for its CLO clients, and provide such monitoring materials to the applicable affiliated entity to assist such affiliated entity in their management of such loan or other asset.  In offering such opportunities to its affiliates and/or in connection with providing any services to its affiliates in connection with any such investment, Triumph Capital Advisors has a duty (such as when making allocations in any acquisition or sale transaction) to prioritize the needs of its CLO clients over those of its affiliated entities, which may result in the Company or such other affiliated entities being disadvantaged, or incurring losses they might otherwise avoid, with respect to any investment opportunities offered to such entities by Triumph Capital Advisors.  In addition, the time and efforts expended by Triumph Capital Advisors personnel in their roles as officers and directors for, or otherwise providing services to, such affiliated entities may distract such personnel from the services they provide to its CLO clients.

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

The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The ongoing broad rulemaking powers of the CFPB and its UDAAP authority have the potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that they are examining proposing new rules on overdrafts and other consumer financial products or services and if any such rule limits our ability to provide such financial products or services it may have an adverse effect on our business.

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

The Federal Reserve, the FDIC, and the TDSML periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. In addition, our asset management business is subject to inspection and examination by the SEC.  Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

Our FDIC deposit insurance premiums and assessments may increase.

The deposits of our bank subsidiary are insured by the FDIC up to legal limits and, accordingly, subject our bank subsidiary to the payment of FDIC deposit insurance assessments. The bank’s regular assessments are based on our bank subsidiary’s average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support our subsidiary bank.

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

We intend to explore complementing and expanding our products and services by pursuing strategic acquisitions. Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:

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

Such regulators could deny our application based on the above criteria or other considerations, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell banking centers as a condition to receiving regulatory approvals and such a condition may not be acceptable to us or may reduce the benefit of any acquisition.  In addition, we may be required to make certain capital commitments to our regulators in connection with any acquisition.  The existence of such capital requirements, or the failure to meet any such requirements, may have material adverse effect on our stockholders.

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

The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2015, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

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

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Company’s and its subsidiary’s regulatory capital ratios currently are in excess of the levels established for “well-capitalized” institutions.

These new standards may require the Company or our bank subsidiary to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. Such regulation could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities which could have an adverse effect on our business, financial condition and results of operations.

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

The Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have an adverse effect on our business, financial condition and results of operations.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from the date of our initial public offering, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in nonconvertible debt in a three-year period or if the fair value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We depend on the profitability of our bank subsidiary.

Our principal source of funds to pay dividends on our common and preferred stock and service any of our obligations are dividends received directly from our subsidiaries. A substantial percentage of our current operations are currently conducted through our bank subsidiary. As is the case with all financial institutions, the profitability of our bank subsidiary is subject to the fluctuating cost and availability of money, changes in interest rates and in economic conditions in general. In addition, various federal and state statutes limit the amount of dividends that our bank subsidiary may pay to us, with or without regulatory approval.

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

TCC is a Texas limited liability company that served as the original investment vehicle for the Company’s operations. As of December 31, 2015, TCC owned 1,157,000 shares of our common stock and a warrant to purchase an additional 259,067 shares of the Company’s common stock at a price of $11.58 per share. In connection with the formation and funding of TCC, TLCM Investments, LLC (“TLCM”) was granted a profits interest. TCC’s operating agreement currently gives effect to such profits interest by providing for the grant to TLCM of periodic distributions of our common stock from TCC based on the market price of our common stock on a quarterly basis for a three year period following the consummation of our initial public offering in November 2014. The higher the trading price of our common stock during this period, the more shares TCC will distribute to TLCM, up to 1,157,000 total shares.   The ultimate beneficial owners of TLCM include certain of our directors and executive officers including our Chief Executive Officer, Aaron P. Graft, our chairman, Carlos Sepulveda, Jr., Charles A. Anderson, Justin M. Trail, C. Todd Sparks, Raymond W. Sperring III and Adam D. Nelson.  Accordingly, certain members of our board of directors and management may be incentivized to produce a higher price for our shares of common stock than they otherwise would be and may be prone to take risks that they otherwise would not in an effort to support a higher stock price. If the Company incurs additional risk or unduly focuses on the price of our common shares, it may have an adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.

As of December 31, 2015, TBK Bank operates eleven branches in the Quad Cities Metropolitan Area of Iowa and Illinois, eight other branches throughout central and northwestern Illinois, one branch in northeastern Illinois and loan production offices in Portland, Oregon and Kansas City, Missouri. TBK Bank also operates from our corporate office in Dallas, Texas and from one additional branch office also located in Dallas, Texas. The Dallas, Texas branch office is limited to deposit gathering activities. We lease eight of these offices and own the remaining sixteen. Our owned offices are freestanding permanent facilities; the leased offices are part of larger retail facilities. Most of TBK Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities.

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

Trademark Infringement Lawsuit

On February 18, 2015, a trademark infringement suit was filed in the United States District Court for the Western District of Tennessee Western Division against the Company and certain of its subsidiaries by Triumph Bancshares, Inc. and Triumph Bank, Inc., asserting that the Company’s use of “Triumph” as part of our trademarks and domain names causes a likelihood of confusion, has caused actual confusion, and infringes plaintiffs’ trademarks.  The suit seeks damages as well as an injunction to prevent our use of the name “Triumph” and certain other matters with respect to the Company and its subsidiaries.  Discovery has commenced in the suit and a trial date is currently set for October 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TBK.” Our common stock has no public trading history prior to November 7, 2014, the date we completed our initial public offering at $12.00 per share. The following table presents the high and low intra-day sales prices of our common stock for the periods indicated:

	2015
Sales Price Per Share	High	Low
Fourth quarter	$18.52	$16.14
Third quarter	$17.09	$12.41
Second quarter	$14.10	$12.26
First quarter	$13.94	$11.93

	2014
Sales Price Per Share	High	Low
November 7, 2014 through December 31, 2014	$15.99	$11.93

At February 23, 2016, there were 18,018,089 shares outstanding and 336 shareholders of record for the Company’s common stock.

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

Because we are a financial holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our stockholders depends, in large part, upon our receipt of dividends from our bank subsidiary, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. The present and future dividend policy of our bank subsidiary is subject to the discretion of its board of directors. Our subsidiary bank is not obligated to pay dividends.

Securities authorized for issuance under equity compensation plans

The following table sets forth information at December 31, 2015 with respect to compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	747,333
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	747,333

Performance Graph

The following Performance Graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that the Company specifically incorporates it by reference into a filing.

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on November 7, 2014 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Select Market) through December 31, 2015, with the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes an initial investment of $100 in the Company’s common stock, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

	November 7, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Triumph Bancorp, Inc.	$100.00	$106.27	$107.14	$103.14	$131.76	$129.41
Nasdaq Global Select Market Index	100.00	102.17	105.68	107.45	99.88	108.41
Nasdaq Bank Index	100.00	101.16	101.32	108.98	104.73	107.86

Recent sales of unregistered securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the year ended December 31, 2015.  There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA

Our historical consolidated balance sheet data at December 31, 2015, 2014, 2013, and 2012 and our consolidated statements of operations data for the years ended December 31, 2015, 2014, 2013, and 2012 have been derived from our audited historical consolidated financial statements. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014	2013	2012
Income Statement Data:
Interest income	$98,760	$87,230	$42,630	$26,952
Interest expense	8,109	6,770	3,947	3,715
Net interest income	90,651	80,460	38,683	23,237
Provision for loan losses	4,529	5,858	3,412	1,739
Net interest income after provision	86,122	74,602	35,271	21,498
Gain on branch sale	—	12,619	—	—
Bargain purchase gain	15,117	—	9,014	—
Other noninterest income	18,180	12,148	3,999	2,661
Noninterest income	33,297	24,767	13,013	2,661
Noninterest expense	81,865	69,202	32,724	18,479
Net income before income taxes	37,554	30,167	15,560	5,680
Income tax expense (benefit)	8,421	10,378	2,133	(5,394)
Net income	29,133	19,789	13,427	11,074
Income attributable to noncontrolling interests	—	(2,060)	(867)	(993)
Dividends on preferred stock	(780)	(780)	(721)	—
Net income available to common stockholders	$28,353	$16,949	$11,839	$10,081

Balance Sheet Data:
Total assets	$1,691,313	$1,447,898	$1,288,239	$301,462
Cash and cash equivalents	105,277	160,888	85,797	15,784
Investment Securities	163,169	162,769	185,397	43,645
Loans held for sale	1,341	3,288	5,393	—
Loans held for investment, net	1,279,318	997,035	877,454	209,323
Total liabilities	1,423,275	1,210,389	1,127,642	237,988
Noninterest bearing deposits	168,264	179,848	150,238	10,323
Interest bearing deposits	1,080,686	985,381	894,616	215,376
FHLB Advances	130,000	3,000	21,000	10,500
Senior Secured Note	—	—	12,573	—
Junior Subordinated Debentures	24,687	24,423	24,171	—
Noncontrolling interests	—	—	26,997	6,962
Total stockholders’ equity	268,038	237,509	133,600	56,512
Preferred stockholders' equity	9,746	9,746	9,746	5,000
Common stockholders' equity (1)	258,292	227,763	123,854	51,512

	As of and for the years ended December 31,
	2015	2014	2013	2012
Per Share Data:
Basic earnings per common share	$1.60	$1.55	$1.40	$2.24
Diluted earnings per common share	$1.57	$1.52	$1.39	$2.24
Book value per share	$14.34	$12.68	$12.60	$11.23
Tangible book value per share (1)	$12.79	$11.06	$9.70	$8.17
Shares outstanding end of period	18,018,200	17,963,783	9,832,585	4,586,356
Weighted average shares outstanding - basic	17,720,479	10,940,083	8,481,137	4,502,595
Weighted average shares outstanding - diluted	18,524,889	11,672,780	8,629,611	4,502,595

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.80	$0.82	$0.51	N/A
Adjusted weighted average shares outstanding - diluted	17,848,538	10,996,429	8,486,254	N/A

Performance ratios:
Return on average assets	1.89%	1.46%	2.40%	3.82%
Return on average common equity (1)	11.44%	11.61%	11.98%	23.02%
Return on average tangible common equity ("ROATCE") (1)	12.98%	14.51%	14.50%	33.17%
Return on average total equity	11.31%	10.87%	12.13%	20.31%
Yield on loans	8.62%	8.90%	10.90%	12.99%
Adjusted yield on loans (1)	8.20%	7.96%	9.69%	11.15%
Cost of interest bearing deposits	0.67%	0.54%	0.92%	1.57%
Cost of total deposits	0.58%	0.46%	0.84%	1.51%
Cost of total funds	0.64%	0.58%	0.89%	1.60%
Net interest margin (1)	6.49%	6.67%	7.77%	8.93%
Adjusted net interest margin (1)	6.16%	5.93%	6.85%	7.53%
Efficiency ratio (1)	73.59%	74.73%	73.11%	71.15%
Net noninterest expense to average assets (1)	4.03%	4.22%	4.87%	5.43%

Asset Quality ratios(2):
Past due to total loans	2.41%	2.57%	2.78%	6.81%
Nonperforming loans to total loans	1.03%	1.66%	1.41%	4.77%
Nonperforming assets to total assets	1.10%	1.73%	2.03%	4.92%
ALLL to nonperforming loans	94.10%	53.02%	29.41%	19.12%
ALLL to total loans	0.97%	0.88%	0.41%	0.91%
Net charge-offs to average loans	0.07%	0.07%	0.45%	0.12%

Capital ratios:
Tier 1 capital to average assets	16.56%	15.92%	12.87%	16.15%
Tier 1 capital to risk-weighted assets	18.23%	19.56%	14.11%	19.77%
Common equity Tier 1 capital to risk-weighted assets	16.23%	N/A	N/A	N/A
Total capital to risk-weighted assets	19.11%	20.35%	14.47%	20.62%
Total equity to total assets	15.85%	16.40%	12.47%	21.06%
Total stockholders' equity to total assets	15.85%	16.40%	10.37%	18.75%
Tangible common stockholders' equity ratio (1)	13.85%	14.00%	7.57%	13.04%

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

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014	2013	2012
Total stockholders' equity	$268,038	$237,509	$133,600	$56,512
Less: Preferred stock liquidation preference	9,746	9,746	9,746	5,000
Total common stockholders' equity	258,292	227,763	123,854	51,512
Less: Goodwill and other intangibles	27,854	29,057	28,518	14,047
Tangible common stockholders' equity	$230,438	$198,706	$95,336	$37,465
Common shares outstanding	18,018,200	17,963,783	9,832,585	4,586,356
Tangible book value per share	$12.79	$11.06	$9.70	$8.17

Total assets at end of period	$1,691,313	$1,447,898	$1,288,239	$301,462
Less: Goodwill and other intangibles	27,854	29,057	28,518	14,047
Adjusted total assets at period end	1,663,459	1,418,841	1,259,721	287,415
Tangible common stockholders' equity ratio	13.85%	14.00%	7.57%	13.04%

Net income available to common stockholders	$28,353	$16,949	$11,839	$10,081
Less: gain on branch sale, net of tax	—	7,892	—	—
Less: bargain purchase gain, net of acquisition expenses	15,117	—	7,493	—
Add: merger and acquisition expenses, net of tax	158	—	—	—
Add: incremental bonus related to acquisition, net of tax	1,138	—	—	—
Less: escrow recovery from DHF, net of tax	195	—	—	—
Adjusted net income available to common stockholders	$14,337	$9,057	$4,346	$10,081

Weighted average shares outstanding - diluted	18,524,889	11,672,780	8,629,611	N/A
Less: adjusted effects of assumed Preferred Stock conversion	676,351	676,351	143,357	N/A
Adjusted weighted average shares outstanding - diluted	17,848,538	10,996,429	8,486,254	N/A
Adjusted diluted earnings per common share	$0.80	$0.82	$0.51	N/A

Net income available to common stockholders	$28,353	$16,949	$11,839	$10,081
Average tangible common equity	218,392	116,817	81,636	30,393
Return on average tangible common equity ("ROATCE")	12.98%	14.51%	14.50%	33.17%

Reported yield on loans	8.62%	8.90%	10.90%	12.99%
Effect of accretion income on acquired loans	(0.42%)	(0.94%)	(1.21%)	(1.84%)
Adjusted yield on loans	8.20%	7.96%	9.69%	11.15%

Reported net interest margin	6.49%	6.67%	7.77%	8.93%
Effect of accretion income on acquired loans	(0.33%)	(0.74%)	(0.92%)	(1.40%)
Adjusted net interest margin	6.16%	5.93%	6.85%	7.53%

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014	2013	2012
Efficiency ratio:
Net interest income	$90,651	$80,460	$38,683	$23,237
Noninterest income	33,297	24,767	13,013	2,661
Operating revenue	123,948	105,227	51,696	25,898
Less: gain on branch sale	—	12,619	—	—
Less: bargain purchase gain	15,117	—	9,014	—
Less: escrow recovery from DHF, pre-tax	300	—	—	—
Adjusted operating revenue	$108,531	$92,608	$42,682	$25,898

Total noninterest expenses	$81,865	$69,202	$32,724	$18,479
Less: merger and acquisition expenses, pre-tax	243	—	1,521	52
Less: incremental bonus related to acquisition, pre-tax	1,750	—	—	—
Adjusted noninterest expenses	$79,872	$69,202	$31,203	$18,427
Efficiency ratio	73.59%	74.73%	73.11%	71.15%

Net noninterest expense to average assets ratio:
Total noninterest expenses	$81,865	$69,202	$32,724	$18,479
Less: merger and acquisition expenses	243	—	1,521	52
Less: incremental bonus related to acquisition, pre-tax	1,750	—	—	—
Adjusted noninterest expense	79,872	69,202	31,203	18,427
Total noninterest income	33,297	24,767	13,013	2,661
Less: gain on branch sale	—	12,619	—	—
Less: bargain purchase gain	15,117	—	9,014	—
Less: escrow recovery from DHF, pre-tax	300	—	—	—
Adjusted noninterest income	17,880	12,148	3,999	2,661
Adjusted net noninterest expenses	$61,992	$57,054	$27,204	$15,766
Average Total Assets	1,537,856	1,353,421	558,946	290,209
Net noninterest expense to average assets ratio	4.03%	4.22%	4.87%	5.43%

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the BHC Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending, healthcare lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our Triumph Capital Advisors subsidiary, we provide investment management services currently focused on the management of collateralized loan obligations.  We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2015, we had consolidated total assets of $1.691 billion, gross loans held for investment of $1.292 billion, total deposits of $1.249 billion and total stockholders’ equity of $268 million.

Our business is conducted through four reportable segments (Banking, Factoring, Asset Management, and Corporate). For the year ended December 31, 2015, our banking segment generated 65% of our total revenue (comprised of interest and noninterest income, excluding the bargain purchase gain), our factoring segment generated 29% of our total revenue, our asset management segment generated 5% of our total revenue, and our corporate segment generated 1% of our total revenue.

2015 Highlights

We recorded net income of $29.1 million for our fiscal year ended December 31, 2015.  In addition to a nontaxable bargain purchase gain of $15.1 million associated with our acquisition of Doral Money, Inc. as discussed below, our results for 2015 reflect the continued execution of our strategy to grow and expand both our community banking operations as well as our commercial finance product lines.  Our commercial finance product lines increased from $375.4 million in aggregate as of December 31, 2014 to $521.0 million as of December 31, 2015, an increase of 39%, and now constitute 40% of our total loan portfolio.  This growth included increases in each of our commercial finance product lines.  In addition, we continued to expand our presence in our community banking markets in Iowa and Illinois, including the opening of a new Triumph Community Bank branch in the Quad Cities metropolitan area.   Our community bank loan portfolio also increased on a year over year basis, despite continued pricing pressure in our community banking markets.  Our asset management operation continued to mature and generate a return on our investment in this line of business with $5.6 million of asset management fee income recorded during fiscal year 2015.  Finally, in October of 2015, we completed the merger of our subsidiary banks, Triumph Community Bank and Triumph Savings Bank, into a single bank renamed TBK Bank, SSB.  The completion of this merger and the subsequent conversion of our core operating systems give us a single platform on which to integrate new acquisitions and allow us to most efficiently allocate resources across that platform.

Community Banking

During 2015, loan volumes in our community banking markets increased as we continued to focus on delivering our product suite to our client base where we deliver more value than merely competing on price for a single transaction or selling only a single credit product.  Despite significant pricing pressure in our community banking markets, we were able to grow our community banking loan volumes at what we consider to be appropriate risk adjusted returns.  In late 2015, we allocated additional internal resources to drive growth in our commercial real estate lending business, resulting in an increase in commercial real estate loans outstanding at December 31, 2015.  In December 2015, we opened an additional branch in the Quad Cities metropolitan area, expanding our retail banking presence.

We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  We chose to exit this business as the operational and compliance risk associated with the business outweighed the amount of profitability generated.

Commercial Finance Product Lines

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector (though increasingly in other industries as well), our asset-based lending and equipment finance products marketed under our Triumph Commercial Finance (“TCF”) brand, the healthcare asset-based lending products offered under our Triumph Healthcare Finance (“THF”) brand, and premium finance products marketed under our Triumph Premium Finance (“TPF”) brand.  Our aggregate outstanding balances for these products increased from $375.4 million, or 37% of our total loan portfolio, as of December 31, 2014 to $521.0 million, or 40% of our total loan portfolio, as of December 31, 2015.  These increases were driven by organic growth.  Specifically, for the period from December 31, 2014 to December 31, 2015:

•

Our outstanding factored receivables increased from $180.9 million to $215.1 million as we continued to experience strong year-over-year growth in the category, most notably at our Triumph Business Capital subsidiary.  This growth was driven by our continued efforts to capture market share through improved customer acquisition and retention.  The number of clients at Triumph Business Capital increased 36% from 1,573 at December 31, 2014 to 2,107 at December 31, 2015. This growth was achieved in the face of headwinds resulting from lower oil and freight prices in 2015, which reduced the average invoice size purchased in our transportation factoring business from $1,678 during the year ended December 31, 2014 to $1,465 during the year ended December 31, 2015.

•

The outstanding balance of our TCF asset-based loans increased from $46.4 million to $75.1 million, and the outstanding balance of our TCF equipment loans increased from $106.4 million to $149.0 million, as these businesses continued to grow from their startup phase.

•

The outstanding balance of our THF asset-based loans was $80.2 million at December 31, 2015 compared to $41.8 million at December 31, 2014.  The THF balances have continued to grow since the addition of this portfolio of loans and lending team to our organization via our acquisition of the assets of Doral Healthcare Finance in June 2014.

•	We launched our TPF premium finance product in 2015 which contributed $1.6 million of outstanding loan balances at December 31, 2015.

The following table sets forth our commercial finance product lines as of December 31, 2015 and 2014:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Commercial finance
TCF equipment	$148,951	$106,354
TCF asset-based lending	75,134	46,388
THF asset-based lending	80,200	41,770
Premium finance	1,612	—
Factored receivables	215,088	180,910
Total commercial finance loans	$520,985	$375,422

In general, we view the long term market fundamentals for our commercial finance product offerings as sound, with continued opportunity to increase our market share within very large markets.  In particular, we note continued positive performance in the transportation factored receivables industry in the face of the headwinds caused by lower oil and freight prices as discussed above, with consistent growth in the number of clients and number of invoices processed, which has contributed to the strong year-over-year growth in our factored receivables which should position us well for an eventual rebound in oil and freight prices.  In addition, we believe that the fundamentals of the U.S. healthcare industry (e.g., an aging population and continued increasing healthcare costs) will continue to provide growth opportunities for our healthcare asset-based loan portfolio.  These positive trends have caused increased competition from existing as well as new lenders that have entered these markets, which resulted in increased pricing pressure.  Despite competitive conditions, we remain disciplined in our structuring and underwriting parameters.

We incurred expense increases during 2015 associated with the growth in our commercial finance lending lines as we continued to invest in additional personnel and resources necessary to grow these products.  In general, we believe these expenses, consisting primarily of increased headcount and the occupancy and technology expenses necessary to support such additional headcount, represent costs that may be leveraged or scaled to support increased loan production in these areas.

Credit Quality

The Company’s credit quality metrics remained strong in 2015, both with respect to its commercial finance product lines and its loan portfolio generally, with nonperforming loans decreasing from $16.7 million, or 1.66% of total loans, at December 31, 2014 to $13.4 million, or 1.03% of total loans, at December 31, 2015.

Asset Management

On March 3, 2015, our Triumph Capital Advisors subsidiary acquired the management contracts for two additional CLOs as part of its acquisition of all the equity of Doral Money, Inc.  See “—Doral Money, Inc. Acquisition” below.  These acquisitions added over $700 million of managed CLO assets.  In addition, Triumph Capital Advisors closed an additional CLO offering in June 2015 at a total offering size of $409 million.  As a result, Triumph Capital Advisors earned incremental asset management fees on these acquired and issued CLOs of $3.4 million during 2015, bringing total asset management fees on all managed CLO assets accruing during the year ended December 31, 2015 to approximately $5.6 million compared to $1.0 million during the year ended December 31, 2014.

In connection with pending effectiveness of the U.S. risk retention requirements applicable to managers of CLO transactions (which, generally, require the manager of a CLO transaction originated on or after the effective date of such rule (December 24, 2016) to hold five percent of the credit risk of the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO), Triumph Capital Advisors contemplates entering into transactions whereby it will earn fee income through the provision of middle and back office services to other CLO managers formed to manage new CLOs and to hold the risk retention interests in such CLOs.  In 2015 a new asset manager, Trinitas Capital Management, LLC (“Trinitas”), was formed for this purpose.   Trinitas is an independent entity governed by a board of managers elected by its members, a majority of whom are independent of Triumph Capital Advisors or the Company. Certain of our officers and other Triumph Capital Advisors personnel also serve as officers or managers of Trinitas.   We anticipate that Trinitas will issue new CLOs and hold the risk retention interests in such CLOs and that Triumph Capital Advisors will (subject to the approval of our board of directors and the board of managers of Trinitas) provide middle and back office services for CLOs managed by Trinitas for a fee to be agreed upon between Trinitas and Triumph Capital Advisors for each transaction.  At or prior to the issuance of the first CLO to be managed by Trinitas, the Company may also make a minority investment (not to exceed 9.9%) in the membership interest of Trinitas.  We believe Triumph Capital Advisors’ anticipated relationship with Trinitas will allow it to continue to generate fee income on a go forward basis as Trinitas issues new CLOs.

Doral Money, Inc. Acquisition

On February 27, 2015, Triumph Capital Advisors entered into a Purchase and Sale Agreement with the FDIC, in its capacity as receiver of Doral Bank, to acquire 100% of the equity of Doral Money, Inc. (“Doral Money”), a subsidiary of Doral Bank, and the management contracts associated with two active collateralized loan obligations with approximately $700 million in managed assets. The consideration transferred in the acquisition consisted of cash paid of $135.9 million and resulted in the recognition of a preliminary nontaxable bargain purchase gain in the amount of $12.5 million. The purpose of the acquisition was to expand our asset management operations.

On February 26, 2015, we entered into a $100.0 million secured term loan credit facility payable to a third party, with an interest rate equal to LIBOR plus 3.5%, and a maturity date of March 31, 2015.  We used the proceeds from the loan to partially fund the Doral Money acquisition.

The acquisition was completed on March 3, 2015, at which time we repaid the $100.0 million third party secured term loan credit facility in full by delivering the securities issued by the collateralized loan obligations that were acquired from Doral Money with an acquisition date fair value of $98.3 million and cash representing security payments received in the amount of $1.7 million.

We recorded measurement period adjustments related to the finalization of income taxes, the loan portfolio, and other assets and liabilities associated with the acquisition.  As a result, the overall bargain purchase gain was increased by $2.6 million to $15.1 million, which is reflected in the consolidated statements of income for the fiscal year ended December 31, 2015.

Results of Operations

Net Income

Fiscal year ended December 31, 2015 compared with year ended December 31, 2014. We earned net income of $29.1 million for the year ended December 31, 2015 compared to $19.8 million for the year ended December 31, 2014, an increase of $9.3 million. The increase was the result of a $10.2 million increase in net interest income, an $8.5 million increase in noninterest income, a $1.3 million decrease in the provision for loan losses, and a $2.0 million decrease in income tax expense, partially offset by a $12.7 million increase in noninterest expense.

These results were impacted by our acquisition of Doral Money during the year ended December 31, 2015 which resulted in a nontaxable bargain purchase gain in the amount of $15.1 million included in noninterest income offset by an additional $1.8 million bonus accrual and approximately $0.3 million of transaction costs recorded in connection with the Doral Money acquisition and reported as noninterest expense.  The results for the year ended December 31, 2014 were impacted by the recording of a pre-tax gain in the amount of $12.6 million, or $7.9 million net of tax, associated with the sale of our Pewaukee, Wisconsin branch in July 2014.  Additional increases in noninterest expense generally reflect both the additional costs associated with operating as a public company as well as operational growth in our factoring, asset-based lending, and equipment lending product lines.  The growth of these product lines also contributed to the increase in net interest income as these loans all increased on a period over period basis as a result of the continued execution of our growth strategy for such products.

Excluding the impact of the Doral Money acquisition, we earned net income of $14.0 million for the year ended December 31, 2015.  Excluding the impact of the tax-effected gain associated with the sale of our Pewaukee, Wisconsin branch, we earned net income of $11.9 million for the year ended December 31, 2014.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities for the years ended December 31, 2015, 2014, and 2013:

	For the years ended December 31,
	2015			2014			2013
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and cash equivalents	$123,444	$465	0.38%	$84,993	$302	0.36%	$44,996	$166	0.37%
Taxable securities	154,756	2,499	1.61%	161,839	2,417	1.49%	71,386	1,178	1.65%
Tax-exempt securities	3,560	59	1.66%	6,788	60	0.88%	1,745	39	2.23%
FHLB & FRB stock	5,115	156	3.05%	5,804	213	3.67%	1,678	47	2.80%
Loans (1)	1,109,434	95,581	8.62%	946,223	84,238	8.90%	377,891	41,200	10.90%
Total interest earning assets	1,396,309	98,760	7.07%	1,205,647	87,230	7.24%	497,696	42,630	8.57%
Noninterest earning assets:
Cash and cash equivalents	25,363			26,894			11,484
Other noninterest earning assets	116,184			120,880			49,766
Total assets	$1,537,856			$1,353,421			$558,946
Interest bearing liabilities:
Deposits:
Interest bearing demand	227,251	140	0.06%	226,531	155	0.07%	44,116	23	0.05%
Individual retirement accounts	57,216	690	1.21%	52,825	587	1.11%	34,568	560	1.62%
Money market	116,654	266	0.23%	132,535	305	0.23%	58,911	154	0.26%
Savings	72,964	36	0.05%	73,333	37	0.05%	14,925	7	0.05%
Certificates of deposit	501,293	5,273	1.05%	388,730	3,614	0.93%	221,538	2,760	1.25%
Brokered deposits	49,867	501	1.00%	51,124	338	0.66%	12,586	56	0.44%
Total deposits	1,025,245	6,906	0.67%	925,078	5,036	0.54%	386,644	3,560	0.92%
Senior secured note	—	—	0.00%	10,313	584	5.66%	2,687	123	4.58%
Junior subordinated debentures	24,547	1,121	4.57%	24,290	1,095	4.51%	5,158	247	4.79%
Other borrowings	48,017	82	0.17%	40,346	55	0.14%	12,297	17	0.14%
Total interest bearing liabilities	1,097,809	8,109	0.74%	1,000,027	6,770	0.68%	406,786	3,947	0.97%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	168,565			160,248			34,659
Other liabilities	13,931			11,135			6,795
Total equity	257,551			182,011			110,706
Total liabilities and equity	$1,537,856			$1,353,421			$558,946
Net interest income		$90,651			$80,460			$38,683
Interest spread (2)			6.33%			6.56%			7.60%
Net interest margin (3)			6.49%			6.67%			7.77%

1.	Balance totals include respective nonaccrual assets.
2.	Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
3.	Net interest margin is the ratio of net interest income to average interest-earning assets.

Year ended December 31, 2015 compared with year ended December 31, 2014. We earned net interest income of $90.7 million for the year ended December 31, 2015 compared to $80.5 million for the year ended December 31, 2014, an increase of $10.2 million, or 12.7%. This increase in net interest income was driven by increases in average interest earning assets, which were primarily attributable to growth in our commercial finance product lines, as our factored receivables, TCF asset-based loans, THF asset-based loans, TCF equipment loans, and TPF premium finance loans all increased on a period over period basis as a result of our continued execution of our growth strategy for such products.  In addition, we experienced significant growth in our mortgage warehouse facilities due to increased market activity resulting in higher utilization by our existing clients.  Average total interest earning assets increased to $1.396 billion for the year ended December 31, 2015 from $1.206 billion for the year ended December 31, 2014, an increase of $190 million, or 15.8%.  The increase in net interest income due to growth in our average interest earning assets was offset in part by an increase in our total average interest bearing liabilities which were used to fund the asset growth.  Our average total interest bearing liabilities increased to $1.098 billion for the year ended December 31, 2015 from $1.000 billion for the year ended December 31, 2014, an increase of $98 million, or 9.8%.

The growth in net interest income attributable to net increases in our average interest earning assets was also offset in part by a decrease in our net interest margin.  Net interest margin decreased to 6.49% for the year ended December 31, 2015 from 6.67% for the year ended December 31, 2014, a decrease of 18 basis points.

The decline in our net interest margin was impacted by a decrease in overall yields on our interest earning assets.  Our average yield on interest earning assets decreased to 7.07% for the year ended December 31, 2015 from 7.24% for the year ended December 31, 2014, a decrease of 17 basis points. The decrease was due in part to a temporary change in the mix of our interest earning assets as we have recently held higher levels of lower rate cash balances as a percentage of our interest earning assets during the year ended December 31, 2015 resulting from proceeds generated by our initial public offering in November 2014.  In addition, our mortgage warehouse clients had higher utilization of their facilities during 2015, which increased our relatively lower yielding mortgage warehouse balances as a percentage of the overall loan portfolio.  These decreases were more significantly impacted by the diminishing impact of discount accretion on the loan portfolio yield period over period.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition in 2013. The aggregate increased yield on our loan portfolio attributable to this discount accretion was 42 basis points for the year ended December 31, 2015 and 94 basis points for the year ended December 31, 2014. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 8.20% and 7.96% for the years ended December 31, 2015 and 2014, respectively, reflecting the period over period growth in our higher yielding specialized commercial finance product lines.  We anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our commercial finance product lines which include our factored receivables, TCF asset-based loans, THF asset-based loans, TCF equipment loans, and TPF premium finance loans.  As of December 31, 2015, there was approximately $7.2 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired loan portfolios.

The decline in our net interest margin was also impacted by an increase in our average cost of funds.  Our average cost of interest bearing liabilities increased to 0.74% for the year ended December 31, 2015 from 0.68% for the year ended December 31, 2014, an increase of 6 basis points.  This increase was primarily due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used to assist in funding our growth period over period.  In addition, maturing brokered deposits in 2014 were replaced with new brokered deposits at a higher effective interest rate.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 6.16% and 5.93% for the years ended December 31, 2015 and 2014, respectively.

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

The growth in net interest income attributable to increases in our average interest-earning assets was offset in part by a decrease in our net interest margin, as the Triumph Community Bank acquisition significantly changed the composition of both our asset and liability portfolios. Net interest margin decreased to 6.67% for the year ended December 31, 2014 from 7.77% for the year ended December 31, 2013, a decrease of 110 basis points.

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

A component of the yield of our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition. The aggregate increased yield on our portfolio attributable to this discount accretion was 94 basis points for the year ended December 31, 2014, and 121 basis points for the year ended December 31, 2013. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.96% and 9.69% for the years ended December 31, 2014 and 2013, respectively. We anticipate that the contribution of this discount accretion to our overall yield will decline over time, but that any resulting decreases in aggregate yield on our loan portfolio will be offset by continued growth in our higher yielding specialized commercial finance product lines, increasing the percentage of our total loan portfolio represented by such assets.  As of December 31, 2014, there was approximately $9.8 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired loan portfolios.

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

Changes in net interest income due to changes in rates and volume. The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest-earning assets and the interest incurred on our interest-bearing liabilities for the periods indicated. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to volume.

	Years ended December 31,
	2015 Compared to 2014			2014 Compared to 2013
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$18	$145	$163	$(6)	$142	$136
Taxable securities	196	(114)	82	(112)	1,351	1,239
Tax-exempt securities	52	(53)	(1)	(24)	45	21
FHLB & FRB stock	(36)	(21)	(57)	15	151	166
Loans	(2,718)	14,061	11,343	(7,558)	50,596	43,038
Total interest income	(2,488)	14,018	11,530	(7,685)	52,285	44,600
Interest bearing liabilities:
Interest bearing demand	(15)	—	(15)	7	125	132
Individual retirement accounts	50	53	103	(176)	203	27
Money market	(3)	(36)	(39)	(18)	169	151
Savings	(1)	—	(1)	1	29	30
Certificates of deposit	475	1,184	1,659	(700)	1,554	854
Brokered deposits	176	(13)	163	27	255	282
Total deposits	682	1,188	1,870	(859)	2,335	1,476
Junior subordinated debentures	14	12	26	(14)	862	848
Senior secured note	—	(584)	(584)	29	432	461
Short-term borrowings	14	13	27	—	38	38
Total interest expense	710	629	1,339	(844)	3,667	2,823
Change in net interest income	$(3,198)	$13,389	$10,191	$(6,841)	$48,618	$41,777

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

Year ended December 31, 2015 compared with year ended December 31, 2014. Our provision for loan losses was $4.5 million for the year ended December 31, 2015 compared to $5.9 million for the year ended December 31, 2014. We experienced net charge-offs of $0.8 million in the year ended December 31, 2015 compared to net charge-offs of $0.7 million for the same period in 2014.  Decreases in the provision for loan losses were impacted by the provision associated with the recording of specific allowances on individually evaluated impaired loans which decreased during the year ended December 31, 2015 as we recorded net specific allowances of $1.2 million during 2015 compared to net specific allowances of $1.3 million for the year ended December 31, 2014.  In addition, the lower provision for loan losses in the year ended December 31, 2015 reflects our improving asset quality and low level of net charge-offs in our non-factoring portfolio.  This recent credit performance improvement impacts the historical loss rates used in the quantitative component of our required ALLL calculations, as more recent periods of improved credit performance become more indicative of incurred losses than prior years in which we experienced higher loss rates, resulting in a lower required ALLL as a percentage of outstanding loan balances as of December 31, 2015.  Finally, the decreased provision in 2015 is partly the result of a lower loan portfolio growth rate period over period in our factored receivables. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  During the year ended December 31, 2015 factored receivables increased approximately $34.2 million from December 31, 2014.  During the year ended December 31, 2014, factored receivables increased approximately $63.5 million from December 31, 2013.  The lower increase in factored receivable balances within the year ended December 31, 2015 resulted in a lower provision for loan losses compared to the year ended December 31, 2014.

Our ALLL was $12.6 million as of December 31, 2015 versus $8.8 million as of December 31, 2014.

Year ended December 31, 2014 compared with year ended December 31, 2013. Our provision for loan losses was $5.9 million for the year ended December 31, 2014 compared to $3.4 million for the year ended December 31, 2013. This increased provision was primarily due to increased allowance allocation for collectively evaluated loans originated during such period, as we experienced a greater volume of new loan origination for the year ended December 31, 2014 compared to December 31, 2013, both as a result of growth in our commercial finance product lines and as a result of new loans originated in our Triumph Community Bank loan portfolio.  Net charge-offs were $0.7 million for the year ended December 31, 2014 compared to $1.7 million for the year ended December 31, 2013, as we experienced a $1.5 million charge-off related to a single floor plan loan in 2013.

Our ALLL was $8.8 million as of December 31, 2014 versus $3.6 million as of December 31, 2013.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,			2015 Compared to 2014		2014 Compared to 2013
(Dollars in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Service charges on deposits	$2,732	$3,009	$703	$(277)	(9.2%)	$2,306	328.0%
Card income	2,234	2,098	405	136	6.5%	1,693	418.0%
Net OREO gains (losses) and valuation adjustments	(108)	(582)	154	474	81.4%	(736)	(477.9%)
Net gains on sale of securities	259	88	—	171	194.3%	88	100.0%
Net gains on sale of loans	1,630	1,495	846	135	9.0%	649	76.7%
Fee income	1,931	1,820	1,189	111	6.1%	631	53.1%
Bargain purchase gain	15,117	—	9,014	15,117	100.0%	(9,014)	(100.0%)
Gain on branch sale	—	12,619	—	(12,619)	(100.0%)	12,619	100.0%
Asset management fees	5,646	989	—	4,657	470.9%	989	100.0%
Other	3,856	3,231	702	625	19.3%	2,529	360.3%
Total noninterest income	$33,297	$24,767	$13,013	$8,530	34.4%	$11,754	90.3%

Year ended December 31, 2015 compared with year ended December 31, 2014. We earned noninterest income of $33.3 million for the year ended December 31, 2015 compared to $24.8 million for the year ended December 31, 2014, an increase of $8.5 million. Our results for 2015 and 2014 were impacted by the realization of a nontaxable bargain purchase gain of $15.1 million associated with the Doral Money acquisition in March 2015 and the realization of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014, respectively.

Excluding the bargain purchase gain in 2015 and the branch sale gain in 2014, we earned noninterest income of $18.2 million for the year ended December 31, 2015 compared to $12.1 million for the year ended December 31, 2013, an increase of $6.1 million. This increase was largely due to noninterest income earned with respect to CLO asset management fees earned by Triumph Capital Advisors.  Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, decreased from $3.0 million for year ended December 31, 2014 to $2.7 million for the year ended December 31, 2015, partially attributed to the loss of fees generated from our Pewaukee, Wisconsin branch which was sold in July 2014 as well as reductions in the amount of overdraft and insufficient fees charged on transaction accounts period over period.

•

Net Gains on Sale of Securities.  Net gains on sale of securities for the year ended December 31, 2015 were the result of the sale of approximately $17.6 million of securities for a gain of $0.3 million as part of our ongoing securities portfolio management.  We sold approximately $24.4 million of securities for a minimal net gain during the year ended December 31, 2014.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, increased 9% due to improved pricing on the residential mortgage loans being sold.  This increase was offset in part by a reduction in the amount of loans sold period over period.  Proceeds from loan sales decreased from $68.8 million for the year ended December 31, 2014 to $62.8 million for the year ended December 31, 2015. As previously discussed, we made the decision to exit the residential mortgage production business.  As a result, we expect any remaining residential mortgage loan sales activity and related gains or losses on such sales to run off by the end of the first quarter of 2016.

•

Fee Income.  Fee income, comprised primarily of fees and service charges earned from services provided to our factoring clients, increased 6% due to the growth experienced in our factored accounts receivable portfolio purchases during the period.  Factored accounts receivable purchases increased from $1.484 billion during the year ended December 31, 2014 to $1.828 billion during the year ended December 31, 2015, including invoices purchased from Triumph Business Capital and TCF clients.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased from $1.0 million for the year ended December 31, 2014 to $5.6 million for the year ended December 31, 2015.  Triumph Capital Advisors closed additional CLO offerings in August 2014 and June 2015, and assumed two CLO asset management agreements in March 2015 as a result of the Doral Money acquisition, which increased its asset management fees on a period over period basis.  As of December 31, 2015, Triumph Capital Advisors managed $1.880 billion of CLO assets earning approximately 35 basis points on average in asset management fees.

•

Other.  Other income increased from $3.2 million for the year ended December 31, 2014 to $3.9 million for the year ended December 31, 2015.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, and Triumph Insurance Group commissions.  There were no significant increases or decreases in the various components of other income period over period.  Other income for the year ended December 31, 2015 includes a reduction of $0.2 million due to losses on capitalized software that was written-off as part of the conversion of our core operating systems following the merger and integration of our subsidiary banks.

Year ended December 31, 2014 compared with year ended December 31, 2013. We earned noninterest income of $24.8 million for the year ended December 31, 2014 compared to $13.0 million for the year ended December 31, 2013, an increase of $11.8 million. Our results for 2014 and 2013 were impacted by the realization of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014 and by the realization of a nontaxable bargain purchase gain of $9.0 million associated with the Triumph Community Bank acquisition in October 2013, respectively.

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

•

Fee Income.  Fee income, comprised primarily of fees and services charges earned from services provided to our factoring clients, increased 53.1% due to the growth experienced in our factored accounts receivable portfolio purchases during the period.  Factored accounts receivable purchases increased from $897 million during the year ended December 31, 2013 to $1.484 billion during the year ended December 31, 2014.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased from zero for the year ended December 31, 2013 to $1.0 million for the year ended December 31, 2014.  The increase was due to asset management fees earned during the year ended December 31, 2014 which commenced upon the closing of Triumph Capital Advisors’ first CLO offering in May 2014 and second CLO offering in August 2014.

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

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ending December 31, 2015, 2014, and 2013:

	Year ended December 31,			2015 Compared to 2014		2014 Compared to 2013
(Dollars in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$50,175	$42,131	$20,737	$8,044	19.1%	$21,394	103.2%
Occupancy, furniture and equipment	6,259	5,474	2,465	785	14.3%	3,009	122.1%
FDIC insurance and other regulatory assessments	1,086	1,042	499	44	4.2%	543	108.8%
Professional fees	4,429	3,574	2,460	855	23.9%	1,114	45.3%
Amortization of intangible assets	3,979	2,923	620	1,056	36.1%	2,303	371.5%
Advertising and promotion	2,061	2,594	682	(533)	(20.5%)	1,912	280.4%
Communications and technology	4,360	3,748	1,412	612	16.3%	2,336	165.4%
Other	9,516	7,716	3,849	1,800	23.3%	3,867	100.5%
Total noninterest expense	$81,865	$69,202	$32,724	$12,663	18.3%	$36,478	111.5%

Year ended December 31, 2015 compared with year ended December 31, 2014. Noninterest expense totaled $81.9 million for the year ended December 31, 2015 compared to $69.2 million for the year ended December 31, 2014, an increase of $12.7 million. This increase is attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives.  Changes in selected components of noninterest expense are discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $50.2 million for the year ended December 31, 2015 compared to $42.1 million for the year ended December 31, 2014, an increase of $8.1 million. This increase is attributable to several factors.  We experienced a 7.0% increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 500.5 and 466.5 at December 31, 2015 and 2014, respectively. Sources of this increased headcount include employees hired to support our operation as a public company as well as additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including our asset management business. This increase was also impacted by the accrual of an incremental $1.8 million bonus expense during the year ended December 31, 2015 for the anticipated amount expected to be paid to team members to recognize their contribution to the Doral Money acquisition.  Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, 401(k) expense, and higher stock based compensation expense in the year ended December 31, 2015 related to the amortization of restricted stock awards issued upon the Company’s initial public offering.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $6.3 million for the year ended December 31, 2015 compared to $5.5 million for the year ended December 31, 2014, an increase of $0.8 million. This increase is primarily attributable to the costs associated with the expansion of our corporate headquarters, including utilities, rent, depreciation and other occupancy expenses.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $4.4 million for the year ended December 31, 2015 compared to $3.6 million for the year ended December 31, 2014, an increase of $0.8 million. This increase is primarily due to incremental costs associated with ongoing external audit, legal, and consulting fees as a result of our transition to being a public company.  The increase is also partially attributable to approximately $0.2 million of professional fees associated with the Company’s acquisition of Doral Money during the year ended December 31, 2015.

•

Amortization of Intangibles. Amortization of intangible assets was $4.0 million for the year ended December 31, 2015 compared to $2.9 million for the year ended December 31, 2014, an increase of $1.1 million.  The increase is primarily due to the amortization of intangible assets recorded in conjunction with our acquisitions of Doral Healthcare Finance in June 2014 and of Doral Money in March 2015.  As of December 31, 2015, we had intangible assets with a recorded balance of $11.9 million, with remaining amortization of $3.1 million scheduled in fiscal year 2016, $2.5 million of amortization scheduled in fiscal year 2017, and the remaining $6.3 million of amortization scheduled thereafter.

•

Advertising and Promotion. Advertising and promotion expenses were $2.1 million for the year ended December 31, 2015 compared to $2.6 million for the year ended December 31, 2014, a decrease of $0.5 million. This decrease is primarily attributed to $0.8 million of costs incurred during the year ended December 31, 2014 associated with marketing initiatives related to Triumph Business Capital and Triumph Community Bank in the prior year.

•

Communications and Technology. Communications and technology expenses were $4.4 million for the year ended December 31, 2015, compared to $3.7 million for the year ended December 31, 2014, an increase of $0.7 million. This increase is partly attributed both to the communications and technology expense associated with our larger workforce in 2015.  In addition, communications and technology expense for the year ended December 31, 2015 includes approximately $0.5 million of costs associated with the conversion of our core operating systems following the merger and integration of our subsidiary banks.

•

Other. Increases experienced in other noninterest expense items in the year ended December 31, 2015 versus the year ended December 31, 2014 are generally attributable to the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

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

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $42.1 million for the year ended December 31, 2014 compared to $20.7 million for the year ended December 31, 2013, an increase of $21.4 million. This increase is primarily attributable to a significant increase in the total size of our workforce between the periods. Our full-time equivalent employees totaled 466.5 and 422.0 at December 31, 2014 and 2013, respectively; however, the headcount at December 31, 2013  included 290 full-time equivalent employees hired as part of the Triumph Community Bank acquisition whose salaries and employee benefit costs were only incurred by the Company during the last two and half months of 2013. The increase was also due to additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including the establishment of our asset management business. We also incurred salary and employee benefit expense during 2014 associated with our initial public offering and in building out the corporate infrastructure necessary to operate as a public company.  These expenses included the increased headcount necessary to support the financial reporting, compliance and other obligations required of a public company, $0.4 million in compensation expense incurred in connection with the acceleration and vesting of shares granted under our pre-existing restricted stock plan as we terminated such plan prior to the IPO, and $2.1 million in compensation expense associated with grants under our new 2014 Omnibus Incentive Plan shortly following our IPO, which were made to our officers and employees in recognition of their services prior to and in connection with the IPO.  One-third of such grants vested at issuance, causing the entire expense impact of the fully vested portion of such grants to be reflected in our 2014 fiscal year.  Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation and 401(k) expense.

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

Year ended December 31, 2015 compared with year ended December 31, 2014. Income tax expense for the year ended December 31, 2015 was $8.4 million compared to $10.4 million for the year ended December 31, 2014. During the year ended December 31, 2015, the effective tax rate was 22.4% compared to 34.4% for the year ended December 31, 2014.  The lower effective tax rate for the year ended December 31, 2015 reflects the significant increase in nontaxable income attributed to the $15.1 million bargain purchase gain associated with the Doral Money acquisition. Excluding the impact of the bargain purchase gain, our effective tax rate for the year ended December 31, 2015 was 37.5%, which includes the establishment of a $0.1 million valuation allowance on our deferred tax asset associated with certain state net operating losses we no longer believe will be realized.  In addition, due to increasing levels of estimated taxable income, we increased our estimated effective tax rate on a year-to-date basis resulting in an additional $0.1 million of income tax expense in the year ended December 31, 2015.

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

Operating Segment Results

Our reportable segments are Factoring, Banking, Asset Management, and Corporate which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The Banking segment includes the operations of TBK Bank, including loans originated under our TCF brand. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Banking segment also includes certain factored receivables which are purchased by TBK Bank under its TCF brand as opposed to Triumph Business Capital.  The Asset Management segment includes the operations of Triumph Capital Advisors with revenue derived from fees for managing collateralized loan obligation funds. Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

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

The following tables present our primary operating results for our operating segments as of and for the years ended December 31, 2015, 2014, and 2013:

(Dollars in thousands)			Asset
Year Ended December 31, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$32,103	$65,831	$108	$718	$98,760
Intersegment interest allocations	(3,144)	3,144	—	—	—
Total interest expense	—	6,978	10	1,121	8,109
Net interest income (expense)	28,959	61,997	98	(403)	90,651
Provision for loan losses	1,303	3,226	—	—	4,529
Net interest income (expense) after provision	27,656	58,771	98	(403)	86,122
Bargain purchase gain	—	—	15,117	—	15,117
Other noninterest income	1,739	9,644	5,757	1,040	18,180
Noninterest expense	17,871	51,249	6,866	5,879	81,865
Operating income (loss)	$11,524	$17,166	$14,106	$(5,242)	$37,554

(Dollars in thousands)			Asset
Year Ended December 31, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$27,332	$59,824	$—	$74	$87,230
Intersegment interest allocations	(3,562)	3,562	—	—	—
Total interest expense	—	5,091	—	1,679	6,770
Net interest income (expense)	23,770	58,295	—	(1,605)	80,460
Provision for loan losses	1,792	4,066	—	—	5,858
Net interest income (expense) after provision	21,978	54,229	—	(1,605)	74,602
Gain on branch sale	—	12,619	—	—	12,619
Other noninterest income	1,589	8,898	989	672	12,148
Noninterest expense	15,141	46,808	2,381	4,872	69,202
Operating income (loss)	$8,426	$28,938	$(1,392)	$(5,805)	$30,167

(Dollars in thousands)			Asset
Year Ended December 31, 2013	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$17,388	$25,184	$—	$58	$42,630
Intersegment interest allocations	(2,155)	2,155	—	—	—
Total interest expense	1	3,577	—	369	3,947
Net interest income (expense)	15,232	23,762	—	(311)	38,683
Provision for loan losses	881	2,531	—	—	3,412
Net interest income (expense) after provision	14,351	21,231	—	(311)	35,271
Bargain purchase gain	—	—	—	9,014	9,014
Other noninterest income	1,042	2,674	—	283	3,999
Noninterest expense	9,938	18,191	176	4,419	32,724
Operating income (loss)	$5,455	$5,714	$(176)	$4,567	$15,560

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

(Dollars in thousands)			Asset
December 31, 2014	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$180,527	$1,210,325	$737	$237,680	$(181,371)	$1,447,898
Gross loans	$170,426	$835,452	$—	$—	$—	$1,005,878

Year ended December 31, 2015 compared with year ended December 31, 2014.

Factoring

Our Factoring segment’s operating income for the year ended December 31, 2015 was $11.5 million, compared with $8.4 million for the year ended December 31, 2014, an increase of $3.1 million. This increase was due to growth in interest and noninterest income as factored receivables in our Factoring segment grew 9% from $170.4 million as of December 31, 2014 to $186.5 million as of December 31, 2015. Growth experienced in our factoring portfolio resulted from continued execution of our growth strategy for such product and increased marketing efforts and growth initiatives during the period, offset in part by the impact of lower fuel prices and related average invoice size reductions. Our average number of clients increased 41% from 1,321 for the year ended December 31, 2014 to 1,858 for the year ended December 31, 2015 but the corresponding factored accounts receivable purchases increased only 15% from $1.413 billion during the year ended December 31, 2014 to $1.625 billion during the year ended December 31, 2015.  This was due in part to our average invoice size decreasing 13% from $1,678 for the year ended December 31, 2014 to $1,465 for the year ended December 31, 2015.  This net increase in income from the growth in our portfolio was offset in part by the increased expenses associated with this growth, mostly personnel costs required to service our larger portfolio and client base.

Net interest income was $29.0 million for the year ended December 31, 2015 compared to $23.8 million for the year ended December 31, 2014, an increase of $5.2 million, driven by growth in our portfolio.

Noninterest expense was $17.9 million for the year ended December 31, 2015 compared with $15.1 million for the year ended December 31, 2014, driven primarily by increased personnel and operating costs incurred in connection with growth in our factoring portfolio.

Our provision for loan losses was $1.3 million for the year ended December 31, 2015 compared with $1.8 million for the year ended December 31, 2014. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  The decreased provision in the year ended December 31, 2015 was primarily due to variances in purchased factored receivables during the year ended December 31, 2015 and 2014.  During the year ended December 31, 2015 factored receivables increased $16.0 million from December 31, 2014.  During the year ended December 31, 2014, factored receivables increased approximately $61.4 million from December 31, 2013.  The higher increase in factored receivable balances within the year ended December 31, 2014 resulted in a higher provision for loan losses compared to the year ended December 31, 2015.

Banking

Our Banking segment’s operating income totaled $17.2 million for the year ended December 31, 2015 compared to operating income of $28.9 million for the year ended December 31, 2014. The operating income for the year ended December 31, 2014 was significantly impacted by the recording of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch.  Excluding the pre-tax gain on branch sale, the Banking segment reported operating income of $16.3 million for the year ended December 31, 2014.  We experienced an increase in net interest income from $58.3 million for the year ended December 31, 2014 to $62.0 million for the year ended December 31, 2015.  In addition, other noninterest income increased from $8.9 million for the year ended December 31, 2014 to $9.6 million for the year ended December 31, 2015 and the provision for loan losses decreased from $4.1 million for the year ended December 31, 2014 to $3.2 million for the year ended December 31, 2015.  These increases were offset in part by increases in noninterest expenses period over period.

This increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset-based loans, and healthcare asset-based loans.  Outstanding loans in our Banking segment grew 46% from $835.5 million as of December 31, 2014 to $1.223 billion as of December 31, 2015.

The increase in noninterest income was primarily due to noninterest income earned by increased gains realized on sales of residential mortgage loans, investment securities, and OREO.

Our provision for loan losses was $3.2 million for the year ended December 31, 2015 compared with $4.1 million for the year ended December 31, 2014.  The lower provision for loan losses in the year ended December 31, 2015 reflects our improving asset quality and low level of net charge-offs in our portfolio.  This recent credit performance improvement impacts the historical loss rates used in the quantitative component of our required ALLL calculations, as more recent periods of improved credit performance become more indicative of incurred losses than prior years in which we experienced higher loss rates, resulting in a lower required ALLL as a percentage of outstanding loan balances as of December 31, 2015.   In addition, the provision associated with the recording of specific allowances on individually evaluated impaired loans decreased during the year ended December 31, 2015 as we recorded net specific allowances of $0.5 million during 2015 compared to net specific allowances of $0.7 million for the year ended December 31, 2014.  These decreases were offset in part by growth in Banking segment loan balances during the year ended December 31, 2015.

Noninterest expense was $51.2 million for the year ended December 31, 2015, compared with $46.8 million for the year ended December 31, 2014, an increase of $4.4 million driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending as well as merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

Asset Management

Our Asset Management segment’s operating income totaled $14.1 million for the year ended December 31, 2015 compared to an operating loss of $1.4 million for the year ended December 31, 2014. This increase was significantly impacted by the recording of a nontaxable bargain purchase gain in the amount of $15.1 million associated with the acquisition of Doral Money in 2015, offset by direct transaction costs of $0.2 million and the accrual of a $1.8 million incremental bonus expense for the anticipated amount expected to be paid to team members to recognize their contribution to the transaction.  Excluding the bargain purchase gain net of transaction costs and the incremental bonus accrual, the Asset Management segment reported operating income of $1.0 million for the year ended December 31, 2015.  Included in this result is an increase of $4.7 million related to asset management fees earned by Triumph Capital Advisors which closed additional CLO offerings in August 2014 and June 2015, and assumed CLO asset management contracts in the March 2015 Doral Money acquisition. These increases were offset in part by an increase in noninterest expenses of $4.5 million from $2.4 million for the year ended December 31, 2014 to $6.9 million for the year ended December 31, 2015.  Increased noninterest expenses, excluding the impact of the Doral Money acquisition expenses described above, were primarily related to the amortization of intangible assets recorded in conjunction with our acquisition of Doral Money as well as increases in personnel costs to support the growth in this segment.

Corporate

The Corporate segment’s operating loss totaled $5.2 million for the year ended December 31, 2015, compared with an operating loss of $5.8 million for the year ended December 31, 2014.  The increase in loans and associated interest income at the holding company is primarily due to the investment in $18.6 million of shared national credits held at the holding company during the year ended December 31, 2015.  Also included in the Corporate segment’s operating loss is an increase of $1.0 million in operating expenses for the year ended December 31, 2015, related primarily to increases in management and administrative expenses at the holding company level not attributable to an operating segment in conjunction with our transition to being a public company.

Year ended December 31, 2014 compared with year ended December 31, 2013.

Factoring

Our factoring segment’s operating income for the year ended December 31, 2014 was $8.4 million, compared with $5.4 million for the year ended December 31, 2013, an increase of $3.0 million. This increase was due to growth in interest and noninterest income as factored receivables in our factoring segment grew 56.3% from $109.0 million as of December 31, 2013 to $170.4 million as of December 31, 2014. Growth experienced in our factoring portfolio resulted from execution on our growth strategy for such product, increased marketing efforts and initiatives during 2014 as well as favorable economic conditions driving increased activity generally in the transportation sector. Our factored accounts receivable purchases increased 57.5% from $897 million during the year ended December 31, 2013 to $1.413 billion during the year ended December 31, 2014.  This increase in income from the growth in our portfolio more than offset the increased expenses associated with this growth, mostly personnel costs required to service our larger portfolio.

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

Banking

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

Asset Management

Our Asset Management segment’s operating loss totaled $1.4 million for the year ended December 31, 2014 compared to an operating loss of $0.2 million for the year ended December 31, 2013. The increase in operating loss for the year ended December 31, 2014 is the result of expenses incurred with the build-up of the Company’s recently formed wholly owned subsidiary, Triumph Capital Advisors.  These items were offset in part by increases in noninterest income of $1.0 million, related primarily to asset management fees earned by Triumph Capital Advisors, which commenced upon the completed offerings of its first CLO vehicles in May 2014 and August 2014.

Corporate

The Corporate segment’s operating loss totaled $5.8 million for the year ended December 31, 2014, compared with operating income of $4.6 million for the year ended December 31, 2013.  The operating income of $4.6 million for the year ended December 31, 2013 includes the nontaxable bargain purchase gain of $9.0 million recorded in connection with the Triumph Community Bank acquisition. Excluding the bargain purchase gain, the operating loss totaled $4.4 million for the year ended December 31, 2013. Included in this result is an increase in interest expense of $1.3 million in the year ended December 31, 2014 related to the junior subordinated debentures assumed and the senior secured bank loan entered into in connection with the Triumph Community Bank acquisition, and an increase of $0.5 million in operating expenses for the year ended December 31, 2014, related primarily to increases in management and administrative expenses at the holding company level not attributable to the banking and factoring operating segments.

Financial Condition

Assets

Total assets were $1.691 billion at December 31, 2015, compared to $1.448 billion at December 31, 2014, an increase of $243 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $1.292 billion at December 31, 2015, compared with $1.006 billion at December 31, 2014.

We offer a broad range of lending and credit products.  Within our TBK Bank subsidiary, we offer a full range of lending products, including commercial real estate, construction and development, residential real estate, general commercial, mortgage warehouse facilities, farmland and consumer loans, focused on our community banking markets in Iowa and Illinois.  We also originate a variety of commercial finance products offered on a nationwide basis.  These products include our factored receivables, TCF asset-based loans and equipment loans, the healthcare asset-based loans originated under our THF brand, and the premium finance loans originated under our TPF brand.

The following table shows our loan portfolio by portfolio categories as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$291,819	23%	$249,164	25%
Construction, land development, land	43,876	3%	42,914	4%
1-4 family residential properties	78,244	6%	78,738	8%
Farmland	33,573	3%	22,496	2%
Commercial	495,356	38%	364,567	37%
Factored receivables	215,088	17%	180,910	18%
Consumer	13,050	1%	11,941	1%
Mortgage warehouse	120,879	9%	55,148	5%
Total Loans	$1,291,885	100%	$1,005,878	100%

Commercial Real Estate Loans. Our commercial real estate loans were $291.8 million at December 31, 2015, an increase of $42.6 million from $249.2 million at December 31, 2014, due primarily to new loan origination activity during 2015 as we allocated internal resources to source additional commercial real estate opportunities.

Construction and Development Loans. Our construction and development loans were $43.9 million at December 31, 2015, an increase of $1.0 million from $42.9 million at December 31, 2014, due primarily to limited growth of this category in our markets.

Residential Real Estate Loans. Our one-to-four family residential loans were $78.2 million at December 31, 2015, a decrease of $0.5 million from $78.7 million at December 31, 2014, due primarily to payoffs that offset new loan activity for the period. As previously discussed, we made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  As a result, we expect our residential real estate loan balances to continue to decline as existing loans payoff.

Commercial Loans. Our commercial loans held for investment were $495.4 million at December 31, 2015, an increase of $130.8 million from $364.6 million at December 31, 2015. This increase was driven by continued growth in the equipment loans and asset-based loans originated under our TCF brand as well as the asset-based healthcare loans originated under our THF brand as we continue to execute on our growth strategy for such products.  In addition, the launch of our TPF brand in 2015 contributed to the increase.  These products increased in total from $194.5 million at December 31, 2014 to $305.9 million at December 31, 2015.  In addition, our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets and purchased shared national credits, increased from $170.1 million at December 31, 2014 to $189.5 million at December 31, 2015 as a result of $29.6 million in new purchases of shared national credits during 2015, offset by paydowns of commercial loans in our community banking markets as we continue to experience pricing pressure for such loans.  The following table shows our commercial products as of December 31, 2015 and December 31, 2014:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Commercial
TCF equipment	$148,951	$106,354
TCF asset-based lending	75,134	46,388
THF asset-based lending	80,200	41,770
Premium finance	1,612	—
Other commercial lending	189,459	170,055
Total commercial loans	$495,356	$364,567

Factored Receivables. Our factored receivables were $215.1 million at December 31, 2015, an increase of $34.2 million, from $180.9 million at December 31, 2014, as we continue to execute on our growth strategy for this product at Triumph Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our TCF brand.  Purchase volumes at our factoring subsidiary Triumph Business Capital were $1.625 billion and $1.413 billion during the years ended December 31, 2015 and 2014, respectively.  TCF recorded purchase volume of $203 million and $71 million for the years ended December 31, 2015 and 2014, respectively.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $120.9 million at December 31, 2015, an increase of $65.8 million from $55.1 million at December 31, 2014. The increase was primarily due to increases in mortgage origination volumes at our mortgage warehouse clients resulting in higher utilization of their mortgage warehouse facilities during the period.  Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

Other Loans. Our portfolio also includes real estate loans secured by farmland and consumer loans. These categories of loans in the aggregate were less than 10% of our total loan portfolio as of December 31, 2015 and December 31, 2014, however, our balances in these products did increase to $46.6 million as of December 31, 2015 compared to $34.4 million at December 31, 2014 due to new originations added during the period.

The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of December 31, 2015.

	December 31, 2015
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$80,739	$170,040	$41,040	$291,819
Construction, land development, land	23,136	13,767	6,973	43,876
1-4 family residential properties	9,010	27,229	42,005	78,244
Farmland	2,596	19,691	11,286	33,573
Commercial	152,201	310,115	33,040	495,356
Factored receivables	215,088	—	—	215,088
Consumer	1,826	7,321	3,903	13,050
Mortgage warehouse	120,879	—	—	120,879
	$605,475	$548,163	$138,247	$1,291,885

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$395,928	$54,551
Floating interest rates		152,235	83,696
Total		$548,163	$138,247

As of December 31, 2015, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (31%), Illinois (30%), and Iowa (14%) make up 75% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.

Further, a majority (82%) of our factored receivables, representing approximately 14% of our total loan portfolio as of December 31, 2015, are receivables purchased from trucking fleets and owner-operators in the transportation industry. Although such concentration may cause our future income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.

Nonperforming Assets

We have established procedures to assist us in maintaining the overall quality of our loan portfolio. In addition, we have adopted underwriting guidelines to be followed by our lending officers and require significant senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, we rigorously monitor them for any negative or adverse trends. Our loan review procedures include approval of lending policies and underwriting guidelines by the Board of Directors of our bank subsidiary, independent loan review, approval of large credit relationships by our bank subsidiary’s Management Loan Committee and loan quality documentation procedures. We, like other financial institutions, are subject to the risk that our loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

OREO acquired as a result of foreclosure or as part of a business acquisition are held for sale and are initially recorded at fair value less estimated cost to sell at the date of acquisition, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. At the time of acquisition of properties not acquired as part of an acquisition, losses are charged against the ALLL, and gains are realized to the extent fair value exceeds the carrying amount of the foreclosed loan. Improvements to the value of the properties are capitalized, but not in excess of the net realizable value of the property.

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

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Nonperforming loans:
Commercial real estate	$725	$1,995
Construction, land development, land	—	—
1-4 family residential properties	551	638
Farmland	—	—
Commercial	3,281	7,188
Factored receivables	1,931	651
Consumer	—	—
Mortgage Warehouse	—	—
Purchased credit impaired	6,867	6,206
Total nonperforming loans	13,355	16,678
OREO acquired through foreclosure, net	5,177	8,423
Total nonperforming assets	$18,532	$25,101

Nonperforming assets to total assets	1.10%	1.73%
Nonperforming loans to total loans held for investment	1.03%	1.66%
Total past due loans to total loans held for investment	2.41%	2.57%

We had $13.4 million and $16.7 million in nonperforming loans, including nonaccrual PCI loans, as of December 31, 2015 and December 31, 2014, respectively. Nonperforming loans decreased $3.3 million from December 31, 2014 to December 31, 2015, primarily due to the payoff of a $5.2 million nonperforming commercial loan that had been on nonaccrual.  This decrease was offset in part by the addition of a $0.9 million asset-based healthcare loan and a $0.5 million equipment relationship. The ratio of nonperforming loans to total loans improved to 1.03% at December 31, 2015 and our nonperforming assets to total assets further improved to 1.10% at December 31, 2015 compared to 1.73% at December 31, 2014 in conjunction with the nonperforming commercial loan activity described above and a decline in our OREO balances.  We also experienced a decrease in our total past due loans to total loans during the year ended December 31, 2015 to 2.41% from 2.57% at December 31, 2014.

Our OREO as of December 31, 2015 totaled $5.2 million, a decrease of $3.2 million from the $8.4 million as of December 31, 2014, primarily due to sales of OREO property during the year ended December 31, 2015.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At December 31, 2015 and 2014, we had $13.9 million and $2.2 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at December 31, 2015 were graded as “substandard”.

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

Analysis of the Allowance for Loan and Lease Losses

The following table sets forth the ALLL by category of loan:

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$1,489	23%	0.51%	$533	25%	0.21%
Construction, land development, land	367	3%	0.84%	333	4%	0.78%
1-4 family residential properties	274	6%	0.35%	215	8%	0.27%
Farmland	134	3%	0.40%	19	2%	0.08%
Commercial	5,276	38%	1.07%	4,003	37%	1.10%
Factored receivables	4,509	17%	2.10%	3,462	18%	1.91%
Consumer	216	1%	1.66%	140	1%	1.17%
Mortgage Warehouse	302	9%	0.25%	138	5%	0.25%
Total Loans	$12,567	100%	0.97%	$8,843	100%	0.88%

From December 31, 2014 to December 31, 2015, the ALLL increased from $8.8 million or 0.88% of total loans to $12.6 million or 0.97% of total loans. The increase was primarily driven by the allowance associated with collectively evaluated loans which increased to $9.6 million at December 31, 2015 from $7.1 million at December 31, 2014, as a result of growth in the loan portfolio during the year ended December 31, 2015, as well as changes in the mix of collectively evaluated loans as non-PCI loans acquired in the Triumph Community Bank acquisition that matured and were renewed during the period, which previously maintained discounts associated with fair value adjustments recorded at acquisition, required allowance allocations.

The following table presents the unpaid principal and recorded investment for loans at December 31, 2015. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) of which approximately $7.2 million is expected to be accretable into income over the remaining lives of the acquired loans, (2) net deferred origination costs and fees, and (3) previous charge-offs. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan are limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
December 31, 2015	Investment	Principal	Difference
Commercial real estate	$291,819	$299,272	$(7,453)
Construction, land development, land	43,876	45,376	(1,500)
1-4 family residential properties	78,244	81,141	(2,897)
Farmland	33,573	33,533	40
Commercial	495,356	496,719	(1,363)
Factored receivables	215,088	216,201	(1,113)
Consumer	13,050	13,072	(22)
Mortgage warehouse	120,879	120,879	—
	$1,291,885	$1,306,193	$(14,308)

At December 31, 2015 and December 31, 2014, we had $21.2 million and $19.0 million, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the years ended December 31, 2015, 2014 and 2013, and the effects of those items on our ALLL:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance at beginning of period	$8,843	$3,645	$1,926
Loans charged-off:
Commercial real estate	(152)	(18)	(156)
Construction, land development, land	—	(100)	—
1-4 family residential properties	(205)	(409)	(94)
Farmland	—	—	—
Commercial	(145)	(13)	(1,515)
Factored receivables	(540)	(419)	(226)
Consumer	(347)	(393)	(113)
Mortgage warehouse	—	—	—
Total loans charged-off	$(1,389)	$(1,352)	$(2,104)
Recoveries of loans charged-off:
Commercial real estate	$53	$4	$129
Construction, land development, land	—	13	12
1-4 family residential properties	204	108	133
Farmland	—	—	—
Commercial	43	219	14
Factored receivables	79	68	64
Consumer	205	280	59
Mortgage warehouse	—	—	—
Total loans recoveries	$584	$692	$411
Net loans charged-off	$(805)	$(660)	$(1,693)
Provision for (reversal of) loan losses:
Commercial real estate	$1,055	$199	$114
Construction, land development, land	34	310	58
1-4 family residential properties	60	416	(166)
Farmland	115	12	2
Commercial	1,375	2,652	2,474
Factored receivables	1,508	1,971	783
Consumer	218	204	103
Mortgage warehouse	164	94	44
Total provision for (reversal of) loan losses	$4,529	$5,858	$3,412
Balance at end of period	$12,567	$8,843	$3,645

Average total loans held for investment	$1,106,489	$942,144	$376,797
Net charge-offs to average total loans held for investment	0.07%	0.07%	0.45%
Allowance to total loans held for investment	0.97%	0.88%	0.41%

Net loans charged off for the year ended December 31, 2015 were $0.8 million, compared to net loans charged off of $0.7 million for the year ended December 31, 2014.  The factored receivable charge-off activity during the year ended December 31, 2015 was primarily due to two client relationships.  Net charge-offs as a percentage of average total loans held for investment were only 0.07% for each of the years ended December 31, 2015 and 2014, respectively.

Net loans charged off for the year ended December 31, 2014 were $0.7 million, down from $1.7 million for the year ended December 31, 2013. The significant decrease was due primarily to a loss incurred on a $1.5 million charge-off of a floor plan loan during 2013.

Loans Held for Sale

At December 31, 2015 and December 31, 2014, originated mortgage loans held for sale were $1.3 million and $3.3 million, respectively. Loan sales of $62.8 million, $68.8 million, and $15.3 million occurred during the years ended December 31, 2015, 2014, and 2013, respectively, and resulted in recognized net gains on sale of $1.6 million, $1.5 million and $0.8 million in the respective periods. At December 31, 2015 and December 31, 2014, no originated mortgage loans held for sale were on nonaccrual status.

The Company made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  We chose to exit this business as the operational and compliance risk associated with the business outweighed the amount of profitability generated.  We expect any remaining held for sale loan balances to run off by the end of the first quarter of 2016.

Securities

Our investment strategy is oriented towards maintaining liquidity in securities with minimal credit risk.  We held securities classified as available for sale with a fair value of $163.2 million as of December 31, 2015, an increase of $1.2 million from $162.0 million at December 31, 2014.  This increase is attributable to normal portfolio management activities, including purchases offset by normal sales, payment, and amortization activity.  For the year ended December 31, 2015, securities were sold resulting in proceeds of $17.6 million, gross gains of $0.3 million, and no losses.  Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of December 31, 2015:

	Maturity as of December 31, 2015
	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$—	—	$90,533	1.51%	$—	—	$—	—	$90,533	1.51%
Mortgage-backed securities	—	—	954	2.09%	379	4.04%	26,673	2.39%	28,006	2.40%
Asset backed securities	—	—	—	—	4,905	1.34%	13,052	1.87%	17,957	1.72%
State and municipal	232	2.15%	1,118	2.43%	159	3.85%	—	—	1,509	2.53%
Corporate bonds	149	2.67%	22,325	1.97%	1,399	2.22%	669	5.82%	24,542	2.09%
SBA pooled securities	—	—	7	1.78%	176	2.62%	—	—	183	2.59%
Total securities available for sale	$381	2.35%	$114,937	1.62%	$7,018	1.75%	$40,394	2.27%	$162,730	1.78%

 Liabilities

Our total liabilities were $1.423 billion as of December 31, 2015, an increase of $213 million, from $1.210 billion at December 31, 2014. The increase was primarily due to an $84 million increase in customer deposits and by a $127 million increase in Federal Home Loan advances.

Deposits

Deposits represent our primary source of funds. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $1.249 billion as of December 31, 2015, compared to $1.165 billion as of December 31, 2014, an increase of $84 million.  As of December 31, 2015, interest-bearing demand deposits, noninterest-bearing deposits, money market deposits and savings deposits accounted for 48% of our total deposits, while individual retirement accounts and certificates of deposit, including brokered deposits, made up 52% of total deposits. The average cost of interest-bearing deposits was 0.67% and 0.54% for the years ended December 31, 2015 and 2014, respectively.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Noninterest bearing demand	$168,565	—	14%	$160,248	—	8%
Interest bearing demand	227,251	0.06%	19%	226,531	0.07%	10%
Individual retirement accounts	57,216	1.21%	5%	52,825	1.11%	8%
Money market	116,654	0.23%	10%	132,535	0.23%	14%
Savings	72,964	0.05%	6%	73,333	0.05%	4%
Certificates of deposit	501,293	1.05%	42%	388,730	0.93%	53%
Brokered deposits	49,867	1.00%	4%	51,124	0.66%	3%
Total	$1,193,810	0.58%	100%	$1,085,326	0.46%	100%

The increase in the average balance of certificates of deposit as a percentage of average total deposits was due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used in part to fund our organic loan growth period over period.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of December 31, 2015:

	$100,000 to	Over
(Dollars in thousands)	$250,000	$250,000	Total
Maturity
3 months or less	$48,977	$18,840	$67,817
Over 3 through 6 months	48,522	12,627	61,149
Over 6 through 12 months	113,326	55,384	168,710
Over 12 months	57,285	19,407	76,692
	$268,110	$106,258	$374,368

Other Borrowings

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $9.3 million as of December 31, 2015 and $9.3 million at December 31, 2014. Our customer repurchase agreements generally have maturities that fall within one year. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions. The following table provides a summary of our customer repurchase agreements as of and for the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Amount outstanding at end of period	$9,317	$9,282
Weighted average interest rate at end of period	0.02%	0.05%
Average daily balance during the year	$13,158	$14,531
Weighted average interest rate during the year	0.02%	0.04%
Maximum month-end balance during the year	$16,033	$17,670

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled $130.0 million as of December 31, 2015 and $3.0 million as of December 31, 2014. Of the FHLB borrowings outstanding as of December 31, 2015, $20.0 million were short term borrowings maturing within one year and $110.0 million were long term borrowings maturing after one but within three years.  As of December 31, 2015 and December 31, 2014, we had $150.3 million and $104.4 million, respectively, in unused and available advances from the FHLB. The increase in our total borrowing capacity from December 31, 2014 to December 31, 2015 was primarily the result of the new inclusion of mortgage warehouse facilities in our borrowing base with the FHLB. The following table provides a summary of our FHLB borrowings as of and for the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Amount outstanding at end of period	$130,000	$3,000
Weighted average interest rate at end of period	0.32%	0.05%
Average daily balance during the year	$34,244	$24,987
Weighted average interest rate during the year	0.19%	0.18%
Maximum month-end balance during the year	$130,000	$70,000

Junior Subordinated Debentures

We have two junior subordinated debentures outstanding with a combined face value of $33.0 million. These debentures are unsecured obligations and were issued to two trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures mature in September 2033 and July 2036 and may be called at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month LIBOR plus a weighted average spread of 2.28%. As part of the purchase accounting adjustments made with the Triumph Community Bank acquisition, we adjusted the carrying value of the junior subordinated debentures to fair value as of October 15, 2013. The junior subordinated debentures had a combined carrying value of $24.7 million as of December 31, 2015 and $24.4 million as of December 31, 2014, and the discount will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $24.7 million and $24.4 million was allowed in the calculation of Tier I capital as of December 31, 2015 and December 31, 2014, respectively.

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

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $268.0 million as of December 31, 2015, an increase of $30.5 million from $237.5 million as of December 31, 2014. Stockholders’ equity increased during this period primarily due to net income for the period of $29.1 million.  Offsetting this increase were preferred dividends paid on our Series A and Series B preferred stock.

Liquidity Management

We define liquidity as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

We manage liquidity at the holding company level as well as that of our bank subsidiary. The management of liquidity at both levels is critical, because the holding company and our bank subsidiary have different funding needs and sources, and each are subject to regulatory guidelines and requirements which require minimum levels of liquidity. We believe that our liquidity ratios meet or exceed those guidelines and our present position is adequate to meet our current and future liquidity needs.

Our liquidity requirements are met primarily through cash flow from operations, receipt of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to other sources of funds. Liquid assets include cash, interest-earning deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of funds include the sale of loans, brokered deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities and the issuance of common securities. For additional information regarding our operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in our consolidated financial statements.

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2015, TBK Bank had unsecured federal funds lines of credit with five unaffiliated banks totaling $107.5 million, with no amounts advanced against those lines at that time.

Regulatory Capital Requirements

Our capital management consists of providing equity to support our current and future operations. We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s or TBK Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and TBK Bank each must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets.

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

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and TBK Bank are set forth in the table below. The final rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016 and becoming fully effective on January 1, 2019. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the new capital level requirements set forth in the table below in order to qualify as “well capitalized.” As of December 31, 2015, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of December 31, 2015. For periods beginning on or after January 1, 2015, capital ratios are calculated and presented in accordance with the requirements of Basel III.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$276,924	19.1%	$115,929	8.0%	N/A	N/A
TBK Bank, SSB	$206,451	14.8%	$111,903	8.0%	$139,879	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$264,239	18.2%	$86,968	6.0%	N/A	N/A
TBK Bank, SSB	$193,766	13.9%	$83,927	6.0%	$111,903	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$235,253	16.2%	$65,227	4.5%	N/A	N/A
TBK Bank, SSB	$193,766	13.9%	$62,946	4.5%	$90,921	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$264,239	16.6%	$63,824	4.0%	N/A	N/A
TBK Bank, SSB	$193,766	12.7%	$61,066	4.0%	$76,333	5.0%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2015 excluding purchase accounting adjustments for our junior subordinated debentures and deposits. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and customer repurchase agreements.

	Payments Due by Period - December 31, 2015
(Dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Customer repurchase agreements	$9,317	$9,317	$—	$—	$—
FHLB advances	130,000	20,000	110,000	—	—
Junior subordinated debentures	32,990	—	—	—	32,990
Operating lease agreements	7,213	1,679	2,994	2,185	355
Time deposits with stated maturity dates	654,880	490,335	143,978	20,567	—
Total contractual obligations	$834,400	$521,331	$256,972	$22,752	$33,345

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

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Commitments to make loans	$9,520	$19,792
Unused lines of credit	116,703	171,394
Standby letters of credit	3,029	3,755
Total other commitments	$129,252	$194,941

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

The accrual of interest income on 1-4 family residential mortgage, commercial and commercial real estate loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes uncertain. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual is charged against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The cash flows expected to be collected on purchased credit impaired loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered credit impaired if there is evidence of credit deterioration at the date of purchase and if it is probable that not all contractually required payments will be collected. Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is recognized on all PCI loans for which the timing and amount of future cash flows can be reasonably projected. Expected cash flows are re-estimated quarterly. A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period. Declines in the present value of expected cash flows only from the expected timing of such cash flows are recognized prospectively as a decrease in yield on the loan. Improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the loan once any previously recorded impairment is recaptured.

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

Factored Receivables. The Company purchases invoices from its factoring clients in schedules or batches.  Cash is advanced to the client to the extent of the applicable advance rate, less fees, as set forth in the individual factoring agreements.  The face value of the invoices purchased are recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered client reserves.  The client reserves are held to settle any payment disputes or collection shortfalls, may be used to pay clients’ obligations to various third parties as directed by the client, are periodically released to or withdrawn by clients, and are reported as deposits.

Unearned factoring fees, less unearned net origination fees, are deferred and recognized over the weighted average collection period for each client.  Subsequent factoring fees are recognized in interest income as incurred by the client and deducted from the clients’ reserve balances.

Other factoring-related fees, which include wire transfer fees, carrier payment fees, fuel advance fees, and other similar fees, are reported by the Company as non-interest income as incurred by the client.

ALLL. The allowance for loan and lease losses (“ALLL”) is a valuation allowance for probable incurred credit losses. The determination of the ALLL is inherently subjective as it requires material estimates which may be susceptible to significant changes. Loan losses are charged against the ALLL when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL. Management estimates the ALLL balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the ALLL may be made for specific impaired loans, but the entire ALLL is available for any loan that, in management’s judgment, should be charged-off.

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

All loans are subject to being individually evaluated for impairment. If a loan is impaired, a portion of the ALLL may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

The general component of the ALLL covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company since acquisition. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Goodwill and Intangibles. Goodwill resulting from business combinations is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired as of the acquisition date. In the event the fair value of the net assets acquired exceeds the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, a bargain purchase gain is recognized.

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

Other intangible assets consist primarily of core deposit and customer relationship assets and acquired asset management contracts arising from whole bank and business acquisitions and are amortized on an accelerated method over their estimated useful lives.

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

Adoption of New Accounting Standards

Effective January 1, 2015, the Company adopted Accounting Standards Update (“ASU”) No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors” (“ASU 2014-04”). Issued in January 2014, ASU 2014-04 affects all creditors when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable has occurred. Adoption of this ASU did not have a material impact on the Company’s financial statements.

Effective April 1, 2015, the Company adopted ASU No. 2014-11, “Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure” (“ASU 2014-11”).  Issued in June 2014, ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The ASU requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, disclosures are required related to collateral, remaining contractual tenor, and the potential risks associated with repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions. Adoption of this ASU did not have a material impact on the Company’s financial statements as the Company’s repurchase agreements consist primarily of overnight customer sweep agreements secured by pledged U.S. Government agency and residential mortgage-backed securities.

Effective January 1, 2015, the Company retrospectively adopted ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). Issued in February 2015, ASU 2015-02 simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities. Adoption of this ASU did not have a material impact on the Company’s financial statements.

Effective July 1, 2015, the Company retrospectively adopted ASU No. 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). Issued in September 2015, ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Upon adoption of this ASU, the Company’s financial statements reflect measurement period adjustments in the reporting period in which the adjustment amounts were determined.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Asset/Liability Management and Interest Rate Risk

The principal objective of our asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The board of directors of our subsidiary bank has oversight of our asset and liability management function, which is managed by our Chief Financial Officer. Our Chief Financial Officer meets with our senior executive management team regularly to review, among other things, the sensitivity of our assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews our liquidity, capital, deposit mix, loan mix and investment positions.

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

The following table summarizes simulated change in net interest income versus unchanged rates as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	5.5%	(1.7%)	6.4%	1.7%
+300 basis points	3.9%	(1.4%)	4.6%	1.3%
+200 basis points	2.3%	(1.2%)	2.7%	0.8%
+100 basis points	0.9%	(0.7%)	1.3%	0.5%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(1.9%)	(1.6%)	(0.2%)	(2.7%)

The following table presents the change in our economic value of equity as of December 31, 2015 and December 31, 2014, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	December 31, 2015	December 31, 2014
+400 basis points	0.2%	9.5%
+300 basis points	(0.2%)	7.8%
+200 basis points	(1.0%)	5.6%
+100 basis points	(1.2%)	3.2%
Flat rates	0.0%	0.0%
-100 basis points	(5.9%)	(5.6%)

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

As part of our asset/liability management strategy, our management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. We also desire to acquire deposit transaction accounts, particularly noninterest or low interest-bearing non-maturity deposit accounts, whose cost is less sensitive to changes in interest rates. We intend to focus our strategy on utilizing our deposit base and operating platform to increase these deposit transaction accounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Triumph Bancorp, Inc. and Subsidiaries

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Triumph Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triumph Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath, LLP
Dallas, Texas
February 26, 2016

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$23,447	$21,312
Interest bearing deposits with other banks	81,830	139,576
Total cash and cash equivalents	105,277	160,888
Securities - available for sale	163,169	162,024
Securities - held to maturity, fair value of $0 and $750, respectively	—	745
Loans held for sale, at fair value	1,341	3,288
Loans, net of allowance for loan and lease losses of $12,567 and $8,843, respectively	1,279,318	997,035
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	3,818	4,903
Premises and equipment, net	22,227	21,933
Other real estate owned, net	5,177	8,423
Goodwill	15,968	15,968
Intangible assets, net	11,886	13,089
Bank-owned life insurance	29,535	29,083
Deferred tax asset, net	15,945	15,956
Other assets	37,652	14,563
Total assets	$1,691,313	$1,447,898
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$168,264	$179,848
Interest bearing	1,080,686	985,381
Total deposits	1,248,950	1,165,229
Customer repurchase agreements	9,317	9,282
Federal Home Loan Bank advances	130,000	3,000
Junior subordinated debentures	24,687	24,423
Other liabilities	10,321	8,455
Total liabilities	1,423,275	1,210,389
Commitments and contingencies - See Notes 13 and 14
Stockholders' equity - See Note 18
Preferred Stock Series A	4,550	4,550
Preferred Stock Series B	5,196	5,196
Common stock	181	180
Additional paid-in-capital	194,297	191,049
Treasury stock, at cost	(560)	(161)
Retained earnings	64,097	35,744
Accumulated other comprehensive income	277	951
Total stockholders’ equity	268,038	237,509
Total liabilities and stockholders' equity	$1,691,313	$1,447,898

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share amounts)

	December 31,	December 31,	December 31,
	2015	2014	2013
Interest and dividend income:
Loans, including fees	$61,637	$56,080	$23,262
Factored receivables, including fees	33,944	28,158	17,938
Taxable securities	2,655	2,630	1,225
Tax exempt securities	59	60	39
Cash deposits	465	302	166
Total interest income	98,760	87,230	42,630
Interest expense:
Deposits	6,906	5,036	3,560
Senior secured note	—	584	123
Junior subordinated debentures	1,121	1,095	247
Other borrowings	82	55	17
Total interest expense	8,109	6,770	3,947
Net interest income	90,651	80,460	38,683
Provision for loan losses	4,529	5,858	3,412
Net interest income after provision for loan losses	86,122	74,602	35,271
Noninterest income:
Service charges on deposits	2,732	3,009	703
Card income	2,234	2,098	405
Net OREO gains (losses) and valuation adjustments	(108)	(582)	154
Net gains on sale of securities	259	88	—
Net gains on sale of loans	1,630	1,495	846
Fee income	1,931	1,820	1,189
Bargain purchase gain	15,117	—	9,014
Gain on branch sale	—	12,619	—
Asset management fees	5,646	989	—
Other	3,856	3,231	702
Total noninterest income	33,297	24,767	13,013
Noninterest expense:
Salaries and employee benefits	50,175	42,131	20,737
Occupancy, furniture and equipment	6,259	5,474	2,465
FDIC insurance and other regulatory assessments	1,086	1,042	499
Professional fees	4,429	3,574	2,460
Amortization of intangible assets	3,979	2,923	620
Advertising and promotion	2,061	2,594	682
Communications and technology	4,360	3,748	1,412
Other	9,516	7,716	3,849
Total noninterest expense	81,865	69,202	32,724
Net income before income tax	37,554	30,167	15,560
Income tax expense	8,421	10,378	2,133
Net income	29,133	19,789	13,427
Income attributable to noncontrolling interests	—	(2,060)	(867)
Net income attributable to Triumph Bancorp, Inc.	29,133	17,729	12,560
Dividends on preferred stock	(780)	(780)	(721)
Net income available to common stockholders	$28,353	$16,949	$11,839
Earnings per common share
Basic	$1.60	$1.55	$1.40
Diluted	$1.57	$1.52	$1.39

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share amounts)

	December 31,	December 31,	December 31,
	2015	2014	2013
Net income	$29,133	$19,789	$13,427
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(787)	1,384	(502)
Reclassification of amount realized through sale of securities	(259)	(88)	—
Tax effect	372	(478)	179
Total other comprehensive income (loss)	(674)	818	(323)
Comprehensive income	28,459	20,607	13,104
Income attributable to noncontrolling interests	—	(2,060)	(867)
Comprehensive income attributable to Triumph Bancorp, Inc.	$28,459	$18,547	$12,237

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share amounts)

	Preferred Stock – Series A		Preferred Stock – Series B		Common Stock			Treasury Stock			Accumulated
		Liquidation		Liquidation			Additional				Other	Non
	Shares	Preference	Shares	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Controlling	Total
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income	Interest	Equity
Balance, January 1, 2013	50,000	$5,000	—	$—	4,586,356	$46	$43,924	—	$—	$7,086	$456	$6,962	$63,474
Exchange offer	(4,500)	(450)	—	—	545,069	5	6,307	—	—	(461)	—	(5,862)	(461)
Common stock issuance, net of costs	—	—	—	—	3,672,115	37	42,365	—	—	—	—	—	42,402
Stock issued and assumed in NBI acquisition	—	—	51,956	5,196	1,029,045	10	11,906	—	—	—	—	25,897	43,009
Stock based compensation	—	—	—	—	—	—	129	—	—	—	—	—	129
Series T-1 and T-2 dividends	—	—	—	—	—	—	—	—	—	(130)	—	—	(130)
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(632)	—	—	(632)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(89)	—	—	(89)
TCF Class B distributions	—	—	—	—	—	—	—	—	—	(209)	—	—	(209)
Net income	—	—	—	—	—	—	—	—	—	13,427	—	—	13,427
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(323)	—	(323)
Balance, December 31, 2013	45,500	$4,550	51,956	$5,196	9,832,585	$98	$104,631	—	$—	$18,992	$133	$26,997	$160,597
Issuance of common stock in connection with initial public offering, net of expenses	—	—	—	—	7,705,000	77	83,690	—	—	—	—	—	83,767
Issuance of restricted stock	—	—	—	—	436,738	5	32	—	—	—	—	—	37
Stock based compensation	—	—	—	—	—	—	2,690	—	—	—	—	—	2,690
Common stock issuance, net of costs	—	—	—	—	444	—	6	—	—	—	—	—	6
Purchase of treasury stock	—	—	—	—	(10,984)	—	—	10,984	(161)	—	—	—	(161)
Series T-1 and T-2 dividends	—	—	—	—	—	—	—	—	—	(2,194)	—	—	(2,194)
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(364)	—	—	(364)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(416)	—	—	(416)
TCF Class B distributions	—	—	—	—	—	—	—	—	—	(63)	—	—	(63)
TCF Class B redemption	—	—	—	—	—	—	—	—	—	—	—	(1,100)	(1,100)
Series T-1 and T-2 redemption	—	—	—	—	—	—	—	—	—	—	—	(25,897)	(25,897)
Net income	—	—	—	—	—	—	—	—	—	19,789	—	—	19,789
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	818	—	818
Balance, December 31, 2014	45,500	$4,550	51,956	$5,196	17,963,783	$180	$191,049	10,984	$(161)	$35,744	$951	$—	$237,509
Issuance of restricted stock awards	—	—	—	—	77,956	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	(3,632)	—	56	3,632	(56)	—	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	—	—	—	116	—	—	—	—	—	116
Stock based compensation	—	—	—	—	—	—	3,077	—	—	—	—	—	3,077
Purchase of treasury stock	—	—	—	—	(19,907)	—	—	19,907	(343)	—	—	—	(343)
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(365)	—	—	(365)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(415)	—	—	(415)
Net income	—	—	—	—	—	—	—	—	—	29,133	—	—	29,133
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(674)	—	(674)
Balance, December 31, 2015	45,500	$4,550	51,956	$5,196	18,018,200	$181	$194,297	34,523	$(560)	$64,097	$277	$—	$268,038

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share amounts)

	December 31,	December 31,	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$29,133	$19,789	$13,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,143	1,946	786
Net accretion on loans and deposits	(4,928)	(8,992)	(4,880)
Amortization of junior subordinated debentures	264	252	51
Net amortization on securities	590	1,010	386
Amortization of intangible assets	3,979	2,923	620
Deferred taxes	(280)	4,373	1,891
Provision for loan losses	4,529	5,858	3,412
Stock based compensation	3,077	2,690	129
Origination of loans held for sale	(59,261)	(58,123)	(20,358)
Proceeds from loan sales	62,838	68,845	15,317
Net gains on sale of securities	(259)	(88)	—
Net gains on sale of loans	(1,630)	(1,495)	(846)
Net OREO (gains) losses and valuation adjustments	108	582	(154)
Bargain purchase gain	(15,117)	—	(9,014)
Gain on branch sale	—	(12,619)	—
(Increase) decrease in other assets	(76)	(1,670)	13,455
Increase (decrease) in other liabilities	186	(5,201)	(3,356)
Net cash provided by (used in) operating activities	25,296	20,080	10,866
Cash flows from investing activities:
Purchases of securities available for sale	(30,544)	(27,970)	—
Proceeds from sales of securities available for sale	17,635	24,424	—
Proceeds from maturities, calls, and pay downs of securities available for sale	11,132	26,548	17,810
Purchases of loans (shared national credits)	(28,619)	—	—
Net change in loans	(252,390)	(156,946)	(98,114)
Purchases of premises and equipment, net	(2,437)	(2,745)	(1,404)
Net proceeds from sale of OREO	3,881	5,321	3,937
Net proceeds from (cash paid for) CLO warehouse investments	(18,050)	50	(2,000)
(Purchases) redemptions of FHLB and Federal Reserve Bank stock	1,085	899	(502)
Cash (paid for) received in acquisitions	(127,591)	(49,482)	74,713
Proceeds from sale of loans obtained through Doral Money Inc. acquisition	36,765	—	—
Net proceeds from sale of branch	—	57,409	—
Net cash provided by (used in) investing activities	(389,133)	(122,492)	(5,560)
Cash flows from financing activities:
Net increase in deposits	83,998	156,509	26,211
Increase (decrease) in customer repurchase agreements	35	(2,048)	(8,597)
Increase (decrease) in Federal Home Loan Bank advances	127,000	(18,000)	5,497
Issuance of senior secured note	—	—	12,573
Repayment of senior secured note	—	(12,573)	(11,858)
Proceeds from the issuance of other borrowings	99,975	—	—
Repayment of other borrowings	(1,659)	—	—
Exchange offer	—	—	(461)
Issuance of common stock in connection with initial public offering, net of expenses	—	83,767	—
Issuance of common stock, net of costs	—	43	42,402
Purchase of Treasury Stock	(343)	(161)	—
Distributions on noncontrolling interest and preferred stock	(780)	(3,037)	(1,060)
Redemption of Senior Preferred Stock Series T-1 and T-2	—	(25,897)	—
Redemption of TCF Class B units	—	(1,100)	—
Net cash provided by (used in) financing activities	308,226	177,503	64,707
Net increase (decrease) in cash and cash equivalents	(55,611)	75,091	70,013
Cash and cash equivalents at beginning of period	160,888	85,797	15,784
Cash and cash equivalents at end of period	$105,277	$160,888	$85,797
Supplemental cash flow information:
Interest paid	$7,864	$8,225	$1,549
Income taxes paid	$5,878	$5,093	$966
Supplemental noncash disclosures:
Loans transferred to OREO	$743	$543	$1,532
Securities transferred in satisfaction of other borrowings	$98,316	$—	$—
Loan purchases, not yet settled (shared national credits)	$995	$—	$—
Held to maturity securities transferred to available for sale	$747	$—	$—
Loans transferred to branch assets held for sale	$—	$78,071	$—
Premises and equipment transferred to branch assets held for sale	$—	$2,260	$—
Stock issued and assumed in NBI acquisition	$—	$—	$43,009

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Triumph Bancorp, Inc. (collectively with its subsidiaries, “Triumph”, or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph Capital Advisors, LLC (“TCA”), Triumph CRA Holdings, LLC (“TCRA”), TBK Bank, SSB (“TBK Bank”), TBK Bank’s wholly owned subsidiary Advance Business Capital LLC, which currently operates under the d/b/a of Triumph Business Capital (“TBC”), and TBK Bank’s wholly owned subsidiary Triumph Insurance Group (“TIG”).

Effective October 1, 2015, the Company completed the merger of its subsidiary banks, Triumph Community Bank, N.A. and Triumph Savings Bank, SSB, into a single bank. The combined bank, TBK Bank, is a direct subsidiary of Triumph Bancorp, Inc., and conducts business under the Triumph Community Bank and Triumph Savings Bank names in the markets where the Company historically operated under such names. In addition, effective October 1, 2015, National Bancshares, Inc. (“NBI”) was merged into Triumph Bancorp, Inc.

TBK Bank does business under the following names:  (i) Triumph Community Bank (“TCB”) and Triumph Savings Bank (“TSB”) with respect to its community banking business in respective markets; (ii)Triumph Commercial Finance (“TCF”) with respect to its asset-based lending, equipment lending and general factoring commercial finance products; (iii) Triumph Healthcare Finance (“THF”) with respect to its healthcare asset-based lending business; and (iv) Triumph Premium Finance (“TPF”) with respect to its insurance premium financing business.

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

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and general practice within the banking industry. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company uses the accrual basis of accounting for financial reporting purposes.

Use of Estimates

To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, other short-term investments and federal funds sold. All highly liquid investments with an initial maturity of less than 90 days are considered to be cash equivalents. Certain items, including loan and deposit transactions, customer repurchase agreements, and FHLB advances and repayments, are presented net in the statement of cash flows.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at fair value. The fair value of mortgage loans held for sale is determined based on outstanding commitments from investors to purchase such loans and upon prevailing market rates. Increases or decreases in the fair value of these loans held for sale, if any, are charged to earnings. Mortgage loans held for sale are generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the final selling price and the fair value of the related loan sold.

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

The accrual of interest income on 1-4 family residential mortgage, commercial and commercial real estate loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes uncertain. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual is charged against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The cash flows expected to be collected on purchased credit impaired (“PCI”) loans are estimated based upon the expected remaining life of the underlying loans, which includes the effects of estimated prepayments. Purchased loans are considered credit impaired if there is evidence of credit deterioration at the date of purchase and if it is probable that not all contractually required payments will be collected. Interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is recognized on all PCI loans for which the timing and amount of future cash flows can be reasonably projected. Expected cash flows are re-estimated quarterly. A decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is referred to as credit impairment and recorded as provision for loan losses during the period. Declines in the present value of expected cash flows only from the expected timing of such cash flows are recognized prospectively as a decrease in yield on the loan. Improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the loan once any previously recorded impairment is recaptured.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Factored Receivables: The Company purchases invoices from its factoring clients in schedules or batches.  Cash is advanced to the client to the extent of the applicable advance rate, less fees, as set forth in the individual factoring agreements.  The face value of the invoices purchased are recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered client reserves.  The client reserves are held to settle any payment disputes or collection shortfalls, may be used to pay clients’ obligations to various third parties as directed by the client, are periodically released to or withdrawn by clients, and are reported as deposits.

Unearned factoring fees, less unearned net origination fees, are deferred and recognized over the weighted average collection period for each client.  Subsequent factoring fees are recognized in interest income as incurred by the client and deducted from the clients’ reserve balances.

Other factoring-related fees, which include wire transfer fees, carrier payment fees, fuel advance fees, and other similar fees, are reported by the Company as non-interest income as incurred by the client.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is a valuation allowance for probable incurred credit losses. The determination of the ALLL is inherently subjective as it requires material estimates which may be susceptible to significant changes. Loan losses are charged against the ALLL when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL. Management estimates the ALLL balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the ALLL may be made for specific impaired loans, but the entire ALLL is available for any loan that, in management’s judgment, should be charged-off.

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

All loans are subject to being individually evaluated for impairment. If a loan is impaired, a portion of the ALLL may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The general component of the ALLL covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company since acquisition. This actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The following loan portfolio categories have been identified:

Commercial Real Estate — This category of loans consists of the following loan types:

Non-farm Non-residential — This category includes real estate loans for a variety of commercial property types and purposes, including owner occupied commercial real estate loans primarily secured by commercial office or industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. Repayment terms vary considerably, interest rates are fixed or variable, and are structured for full, partial, or no amortization of principal.  This category also includes investment real estate loans that are primarily secured by non-owner occupied apartment, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties. Generally, these types of loans are thought to involve a greater degree of credit risk than owner occupied commercial real estate as they are more sensitive to adverse economic conditions.

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

Commercial — Commercial loans are loans for commercial, corporate and business purposes not otherwise disclosed separately. The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and across a variety of industries.  These loans include general commercial and industrial loans, loans to purchase capital equipment, and business loans for working capital and operational purposes.  Commercial loans are generally secured by accounts receivable, inventory and other business assets.  Commercial loans also include shared national credits purchased by the Company.

A portion of the commercial loan portfolio consists of specialty commercial finance products as follows:

Equipment — Equipment finance loans are commercial loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, may be used in more than one type of business, and generally has broad resale markets. Core markets include construction, road, transportation, oil and gas, waste, forestry and machine tool. Loan terms do not exceed the economic life of the equipment and typically are 60 months or less.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premium Finance – Loans that provide customized premium financing solutions for the acquisition of property and casualty insurance coverage.  These short-term premium finance loans allow insureds to pay their insurance premiums over the life of the underlying policy, instead of paying the entire premium at the outset.

Factored Receivables — The Company operates as a factor by purchasing accounts receivable from its clients, then collecting the receivable from the account debtor. The Company’s smaller factoring relationships are typically structured as “non-recourse” relationships (i.e., the Company retains the credit risk associated with the ability of the account debtor on a purchased invoice to ultimately make payment) and the Company’s larger factoring relationships are typically structured as “recourse” relationships (i.e., the Company’s client agrees to repurchase any invoices for which payment is not ultimately received from the account debtor). Advances initially made to the client to acquire the receivables are typically at a discount to the invoice value. The discount balance is held in client reserves, net of the Company’s compensation, to settle any payment disputes or collection shortfalls. Upon collection of the invoice and subsequent settlement of any additional client obligations, outstanding client reserves are typically remitted to the client.

Consumer — Loans used for personal use usually on an unsecured basis.

Mortgage Warehouse — Mortgage Warehouse facilities are provided to independent mortgage origination companies and are collateralized by 1-4 family residential loans. The originator closes new mortgage loans with the intent to sell these loans to third party investors for a profit. The Company provides funding to the mortgage companies for the period between the origination and their sale of the loan. The Company has a policy that requires that it separately validate that each residential mortgage loan was underwritten consistent with the underwriting requirements of the final investor or market standards prior to advancing funds. The Company is repaid with the proceeds received from sale of the mortgage loan to the final investor.

Federal Home Loan Bank (“FHLB”) Stock and Federal Reserve Bank (“FRB”) Stock

The Company is a member of the FHLB system and was previously a member of the regional Federal Reserve Banks. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Effective October 1, 2015, the Company’s subsidiary banks, TCB and TSB, were merged into a single bank, TBK Bank.  Upon this merger, the Company redeemed all of its stock in FHLB Des Moines and FRB Chicago as these investments were associated with TCB.  The merged TBK Bank is not a member of the regional Federal Reserve Banks.

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

Other Real Estate Owned

Assets acquired as part of a business acquisition or through loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of acquisition, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. At the time of acquisition of properties not acquired as part of an acquisition, losses are charged against the ALLL, and gains realized to the extent fair value exceeds the carrying amount of the foreclosed loan are recorded as income. Improvements to the value of the properties are capitalized, but not in excess of the net realizable value of the property.

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired as of the acquisition date. In the event the fair value of the net assets acquired exceeds the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, a bargain purchase gain is recognized.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other intangible assets consist primarily of core deposit and customer relationship assets and acquired asset management contracts arising from whole bank and business acquisitions and are amortized on an accelerated method over their estimated useful lives.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and penalties related to income tax matters in income tax expense. No interest or tax penalties have been incurred for the years ended December 31, 2015, 2014 or 2013.

Fair Values of Financial Instruments

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that may use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and/or the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Changes in assumptions or in market conditions could significantly affect these estimates.

In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2015 and 2014 estimated fair value for non-impaired loans and deposits are highly judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.

Asset Management Fees

Asset management fee income is recognized through the Company’s collateralized loan obligation (“CLO”) asset management business operated by TCA and consists of senior (or base) asset management fees, subordinated management fees, and performance-based incentive fees.  Senior and subordinated management fees are based upon a fixed fee rate applied to the amount of outstanding assets being managed by TCA and are accrued by the Company as earned. Performance-based incentive fees are variable in nature and dependent upon the performance of a managed CLO above a prescribed level.  The Company does not accrue for performance-based incentive fees that are not finalized until the end of a specified contract period, but records such revenues only when final payment is confirmed and related services are completed.  The Company has not recognized any revenue that is at risk due to future asset management performance contingencies.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Segments

The Company’s reportable segments are comprised of strategic business units primarily based upon industry categories and to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing. Segment determination also considered organizational structure and our segment reporting is consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. Our chief operating decision maker is the Chief Executive Officer of Triumph Bancorp, Inc. The factoring segment includes the operations of TBC with revenue derived from factoring services. The banking segment includes the operations of TBK Bank. The banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The banking segment also includes commercial factoring services which are originated through the commercial finance division of TBK Bank. The asset management segment includes the operations of TCA with revenue derived from fees for managing collateralized loan obligation funds. Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

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

Stock-Based Compensation

Compensation cost for restricted stock awards is recognized over the required service period, generally defined as the vesting period. The fair value of the awards is based upon the market value of the Company’s common stock at the date of grant.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Standards

Effective January 1, 2015, the Company adopted Accounting Standards Update (“ASU”) No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors” (“ASU 2014-04”). Issued in January 2014, ASU 2014-04 affects all creditors when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable has occurred. Adoption of this ASU did not have a material impact on the Company’s financial statements.

Effective April 1, 2015, the Company adopted ASU No. 2014-11, “Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure” (“ASU 2014-11”).  Issued in June 2014, ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The ASU requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, disclosures are required related to collateral, remaining contractual tenor, and the potential risks associated with repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions. Adoption of this ASU did not have a material impact on the Company’s financial statements as the Company’s repurchase agreements consist primarily of overnight customer sweep agreements secured by pledged U.S. Government agency and residential mortgage-backed securities.

Effective January 1, 2015, the Company retrospectively adopted ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). Issued in February 2015, ASU 2015-02 simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities. Adoption of this ASU did not have a material impact on the Company’s financial statements.

Effective July 1, 2015, the Company retrospectively adopted ASU No. 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). Issued in September 2015, ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Upon adoption of this ASU, the Company’s financial statements reflect measurement period adjustments in the reporting period in which the adjustment amounts were determined.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

NOTE 2 – Business combinations AND DIVESTITURES

Doral Money Acquisition

On February 27, 2015, the Company entered into a Purchase and Sale Agreement with the Federal Deposit Insurance Corporation (“FDIC”), in its capacity as receiver of Doral Bank, to acquire 100% of the equity of Doral Money, Inc. (“DMI”), a subsidiary of Doral Bank, and the management contracts associated with two active CLOs with approximately $700,000,000 in assets under management. The consideration transferred in the acquisition consisted of cash paid of $135,864,000. The primary purpose of the acquisition was to expand the CLO assets under management at Triumph Capital Advisors, LLC.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the fair values of assets acquired, liabilities assumed, net consideration transferred, and the resulting bargain purchase gain is as follows:

	Initial Values	Measurement
	Recorded at	Period	Adjusted
(Dollars in thousands)	Acquisition Date	Adjustments	Values
Assets acquired:
Cash	$8,273	$—	$8,273
CLO Securities	98,316	—	98,316
Intangible asset - CLO management contracts	1,918	—	1,918
Loans	36,765	900	37,665
Prepaid corporate income tax	3,014	1,688	4,702
Other assets	772	—	772
	149,058	2,588	151,646
Liabilities assumed:
Deferred tax liability	663	—	663
Other liabilities	22	(20)	2
	685	(20)	665
Fair value of net assets acquired	148,373	2,608	150,981
Net consideration transferred	135,864	—	135,864
Bargain purchase gain	$(12,509)	$(2,608)	$(15,117)

The Company completed the acquisition via an FDIC bid process for DMI as part of the Doral Bank failure and the resulting nontaxable bargain purchase gain represents the excess of the fair value of the net assets acquired over the fair value of the net consideration transferred.  The Company subsequently recorded measurement period adjustments related to the finalization of income taxes associated with the transaction and the valuation of loans acquired in the transaction.  As a result, the measurement period ended and the bargain purchase gain was increased by $2,608,000, which is reflected in the consolidated statement of income for the year ended December 31, 2015.

The Company incurred pre-tax expenses related to the acquisition of approximately $243,000 which are included in professional fees in the consolidated statements of income in the period incurred.

In addition, during March 2015 the Company sold certain loans acquired in the DMI acquisition to third parties for a sales price equal to their acquisition date fair value.  No gains or losses were recognized on the sales.

Sale of Pewaukee Branch

On July 11, 2014, the Company sold its operating branch in Pewaukee, Wisconsin, which constituted its sole branch in the state, to a third party for net cash proceeds of $57,409,000. Under the terms of the agreement, the acquirer assumed branch deposits of $36,326,000, purchased selected loans in the local market with a carrying amount of $78,071,000, and acquired the premises and equipment associated with the branch.  The transaction resulted in the Company recording a pre-tax gain of $12,619,000, net of transaction costs.

Doral Healthcare Acquisition

On June 13, 2014, the Company acquired the lending platform and certain assets of Doral Healthcare Finance (“DHF”), an asset-based lender focused exclusively on the healthcare industry. DHF was a division of Doral Money, Inc., which was a subsidiary of Doral Bank. The purpose of the acquisition was to enhance the Company’s commercial finance offerings. In conjunction with the acquisition, DHF was rebranded Triumph Healthcare Finance.

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

Information about the acquired DHF loan portfolio subject to PCI loan accounting guidance as of the acquisition date is as follows:

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

NBI Acquisition

Effective October 15, 2013, the Company acquired National Bancshares, Inc. and its wholly-owned subsidiary, THE National Bank, which was subsequently rebranded Triumph Community Bank. The primary benefits of the acquisition were to (i) provide the Company with increased access to low cost stable core deposit funding and (ii) create the opportunity to achieve improved operating efficiency through the scale provided by a larger consolidated balance sheet.

The Company recorded the assets acquired and the liabilities assumed in the acquisition of NBI at their respective fair values as of the acquisition date. In conjunction with the acquisition, the Company recognized a bargain purchase gain of $9,014,000.

The consideration paid was comprised of $15,277,000 of cash, $11,916,000 of the Company’s common stock, $5,196,000 of the Company’s preferred stock, and the assumption of NBI’s Senior Preferred Stock, Series T-1 and T-2, totaling $25,897,000, which was classified as noncontrolling interest in the consolidated statements of changes in equity.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at December 31, 2015 and 2014 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$90,533	$518	$(17)	$91,034
Mortgage-backed securities, residential	28,006	361	(27)	28,340
Asset backed securities	17,957	24	(455)	17,526
State and municipal	1,509	17	—	1,526
Corporate bonds	24,542	74	(57)	24,559
SBA pooled securities	183	1	—	184
Total available for sale securities	$162,730	$995	$(556)	$163,169

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$93,150	$691	$—	$93,841
Mortgage-backed securities, residential	28,298	580	—	28,878
Asset backed securities	18,559	129	(90)	18,598
State and municipal	6,833	28	—	6,861
Corporate bonds	13,492	144	—	13,636
SBA pooled securities	207	3	—	210
Total available for sale securities	$160,539	$1,575	$(90)	$162,024

Held to maturity securities:
Other debt securities	$745	$5	$—	$750

The amortized cost and estimated fair value of securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$381	$382
Due from one year to five years	113,976	114,468
Due from five years to ten years	1,558	1,572
Due after ten years	669	697
	116,584	117,119
Mortgage-backed securities, residential	28,006	28,340
Asset backed securities	17,957	17,526
SBA pooled securities	183	184
	$162,730	$163,169

For the year ended December 31, 2015, securities were sold resulting in proceeds of $17,635,000, gross gains of $259,000, and no losses. For the year ended December 31, 2014, securities were sold resulting in proceeds of $24,424,000, gross gains of $98,000, and gross losses of $10,000. There were no sales of securities for the years ended December 31, 2013.

Securities with a carrying amount of approximately $100,034,000 and $113,980,000 at December 31, 2015 and 2014, respectively, were pledged to secure customer repurchase agreements, Federal Home Loan Bank advances, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$10,029	$(17)	$—	$—	$10,029	$(17)
Mortgage-backed securities, residential	4,948	(27)	—	—	4,948	(27)
Asset backed securities	8,031	(416)	4,605	(39)	12,636	(455)
State and municipal	—	—	—	—	—	—
Corporate bonds	10,434	(57)	—	—	10,434	(57)
SBA pooled securities	—	—	—	—	—	—
	$33,442	$(517)	$4,605	$(39)	$38,047	$(556)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
Asset backed securities	8,703	(82)	4,959	(8)	13,662	(90)
State and municipal	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$8,703	$(82)	$4,959	$(8)	$13,662	$(90)

At December 31, 2015, the Company had fifteen securities in an unrealized loss position.

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

As of December 31, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2015, management believes the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans at December 31, 2015 and 2014 consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Commercial real estate	$291,819	$249,164
Construction, land development, land	43,876	42,914
1-4 family residential properties	78,244	78,738
Farmland	33,573	22,496
Commercial	495,356	364,567
Factored receivables	215,088	180,910
Consumer	13,050	11,941
Mortgage warehouse	120,879	55,148
Total	1,291,885	1,005,878
Allowance for loan and lease losses	(12,567)	(8,843)
	$1,279,318	$997,035

Total loans include net deferred origination and factoring fees totaling $1,218,000 and $906,000 at December 31, 2015 and 2014, respectively.

Loans with carrying amounts of $280,289,000 and $141,427,000 at December 31, 2015 and 2014, respectively, were pledged to secure Federal Home Loan Bank advance capacity.

As of December 31, 2015, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (31%), Illinois (30%), and Iowa (14%), make up 75% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.

A majority (82%) of the Company’s factored receivables, representing approximately 14% of the total loan portfolio as of

December 31, 2015, are receivables purchased from trucking fleets and owner-operators in the transportation industry.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan and Lease Losses:    The activity in the ALLL during the years ended December 31, 2015, 2014 and 2013 is as follows:

(Dollars in thousands)	Beginning				Ending
Year ended December 31, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$533	$1,055	$(152)	$53	$1,489
Construction, land development, land	333	34	—	—	367
1-4 family residential properties	215	60	(205)	204	274
Farmland	19	115	—	—	134
Commercial	4,003	1,375	(145)	43	5,276
Factored receivables	3,462	1,508	(540)	79	4,509
Consumer	140	218	(347)	205	216
Mortgage warehouse	138	164	—	—	302
	$8,843	$4,529	$(1,389)	$584	$12,567

(Dollars in thousands)	Beginning				Ending
Year ended December 31, 2014	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$348	$199	$(18)	$4	$533
Construction, land development, land	110	310	(100)	13	333
1-4 family residential properties	100	416	(409)	108	215
Farmland	7	12	—	—	19
Commercial	1,145	2,652	(13)	219	4,003
Factored receivables	1,842	1,971	(419)	68	3,462
Consumer	49	204	(393)	280	140
Mortgage warehouse	44	94	—	—	138
	$3,645	$5,858	$(1,352)	$692	$8,843

(Dollars in thousands)	Beginning				Ending
Year ended December 31, 2013	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$261	$114	$(156)	$129	$348
Construction, land development, land	40	58	—	12	110
1-4 family residential properties	227	(166)	(94)	133	100
Farmland	5	2	—	—	7
Commercial	172	2,474	(1,515)	14	1,145
Factored receivables	1,221	783	(226)	64	1,842
Consumer	—	103	(113)	59	49
Mortgage warehouse	—	44	—	—	44
	$1,926	$3,412	$(2,104)	$411	$3,645

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans individually and collectively evaluated for impairment, as well as PCI loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2015	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$724	$286,006	$5,089	$291,819	$100	$1,034	$355	$1,489
Construction, land development, land	—	42,499	1,377	43,876	—	367	—	367
1-4 family residential properties	618	74,714	2,912	78,244	1	273	—	274
Farmland	—	33,573	—	33,573	—	134	—	134
Commercial	7,916	483,587	3,853	495,356	796	4,480	—	5,276
Factored receivables	3,422	211,666	—	215,088	1,694	2,815	—	4,509
Consumer	—	13,050	—	13,050	—	216	—	216
Mortgage warehouse	—	120,879	—	120,879	—	302	—	302
	$12,680	$1,265,974	$13,231	$1,291,885	$2,591	$9,621	$355	$12,567

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2014	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,934	$238,640	$8,590	$249,164	$—	$533	$—	$533
Construction, land development, land	—	41,431	1,483	42,914	—	333	—	333
1-4 family residential properties	627	76,041	2,070	78,738	—	215	—	215
Farmland	—	22,496	—	22,496	—	19	—	19
Commercial	7,188	353,022	4,357	364,567	716	3,287	—	4,003
Factored receivables	1,271	179,639	—	180,910	1,033	2,429	—	3,462
Consumer	—	11,941	—	11,941	—	140	—	140
Mortgage warehouse	—	55,148	—	55,148	—	138	—	138
	$11,020	$978,358	$16,500	$1,005,878	$1,749	$7,094	$—	$8,843

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

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2015	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$531	$532	$100	$193	$229
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	14	21	1	604	793
Farmland	—	—	—	—	—
Commercial	1,491	1,520	796	6,425	6,433
Factored receivables	2,850	2,850	1,694	572	572
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$5,411	$5,448	$2,946	$7,794	$8,027

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2014	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$—	$—	$—	$1,934	$1,960
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	—	—	—	627	748
Farmland	—	—	—	—	—
Commercial	1,845	2,527	716	5,343	5,368
Factored receivables	1,271	1,271	1,033	—	—
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$3,116	$3,798	$1,749	$7,904	$8,076

The following table presents average impaired loans and interest recognized on impaired loans for the years ended December 31, 2015, 2014, and 2013:

	Years Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,329	$—	$1,023	$213	$201	$7
Construction, land development, land	—	—	4	1	—	—
1-4 family residential properties	623	42	613	195	228	10
Farmland	—	—	—	—	—	—
Commercial	7,552	187	6,653	290	2,740	14
Factored receivables	2,347	—	1,017	12	632	—
Consumer	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
PCI	263	—	7	—	14	6
	$12,114	$229	$9,317	$711	$3,815	$37

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the unpaid principal and recorded investment for loans at December 31, 2015 and 2014. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI), (2) net deferred origination costs and fees, and (3) previous charge-offs.

(Dollars in thousands)	Recorded	Unpaid
December 31, 2015	Investment	Principal	Difference
Commercial real estate	$291,819	$299,272	$(7,453)
Construction, land development, land	43,876	45,376	(1,500)
1-4 family residential properties	78,244	81,141	(2,897)
Farmland	33,573	33,533	40
Commercial	495,356	496,719	(1,363)
Factored receivables	215,088	216,201	(1,113)
Consumer	13,050	13,072	(22)
Mortgage warehouse	120,879	120,879	—
	$1,291,885	$1,306,193	$(14,308)

(Dollars in thousands)	Recorded	Unpaid
December 31, 2014	Investment	Principal	Difference
Commercial real estate	$249,164	$263,060	$(13,896)
Construction, land development, land	42,914	44,609	(1,695)
1-4 family residential properties	78,738	82,263	(3,525)
Farmland	22,496	22,400	96
Commercial	364,567	366,753	(2,186)
Factored receivables	180,910	181,817	(907)
Consumer	11,941	12,012	(71)
Mortgage warehouse	55,148	55,148	—
	$1,005,878	$1,028,062	$(22,184)

At December 31, 2015 and 2014, the Company had $21,188,000 and $18,976,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Past Due and Nonaccrual Loans:     The following is a summary of contractually past due and nonaccrual loans at December 31, 2015 and 2014:

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2015	Past Due	Still Accruing	Non-accrual	Total
Commercial real estate	$693	$—	$673	$1,366
Construction, land development, land	—	—	—	—
1-4 family residential properties	909	9	533	1,451
Farmland	—	—	—	—
Commercial	3,704	—	2,021	5,725
Factored receivables	12,379	1,931	—	14,310
Consumer	286	—	—	286
Mortgage warehouse	—	—	—	—
PCI	1,092	—	6,867	7,959
	$19,063	$1,940	$10,094	$31,097

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2014	Past Due	Still Accruing	Non-accrual	Total
Commercial real estate	$643	$—	$1,995	$2,638
Construction, land development, land	—	—	—	—
1-4 family residential properties	584	49	638	1,271
Farmland	—	—	—	—
Commercial	114	—	7,188	7,302
Factored receivables	7,202	651	—	7,853
Consumer	296	—	—	296
Mortgage warehouse	—	—	—	—
PCI	260	—	6,206	6,466
	$9,099	$700	$16,027	$25,826

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Nonaccrual loans(1)	$10,094	$16,027
Factored receivables greater than 90 days past due	1,931	651
Troubled debt restructurings accruing interest	1,330	—
	$13,355	$16,678

(1)Includes troubled debt restructurings of $53,000 and $360,000 at December 31, 2015 and 2014, respectively.

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

Pass:

Loans classified as pass are loans with low to average risk and not otherwise classified as substandard or doubtful.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 and 2014 based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
December 31, 2015	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$284,753	$1,977	$—	$5,089	$291,819
Construction, land development, land	42,499	—	—	1,377	43,876
1-4 family residential	73,838	1,494	—	2,912	78,244
Farmland	33,573	—	—	—	33,573
Commercial	470,208	21,295	—	3,853	495,356
Factored receivables	212,588	1,019	1,481	—	215,088
Consumer	13,050	—	—	—	13,050
Mortgage warehouse	120,879	—	—	—	120,879
	$1,251,388	$25,785	$1,481	$13,231	$1,291,885

(Dollars in thousands)
December 31, 2014	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$233,971	$6,603	$—	$8,590	$249,164
Construction, land development, land	41,431	—	—	1,483	42,914
1-4 family residential	75,858	810	—	2,070	78,738
Farmland	22,496	—	—	—	22,496
Commercial	349,969	10,241	—	4,357	364,567
Factored receivables	179,639	350	921	—	180,910
Consumer	11,941	—	—	—	11,941
Mortgage warehouse	55,148	—	—	—	55,148
	$970,453	$18,004	$921	$16,500	$1,005,878

Troubled Debt Restructurings

As of December 31, 2015, the Company had a recorded investment in troubled debt restructurings of $1,383,000. The Company had not allocated any specific allowance for these loans at December 31, 2015, and had not committed to lend additional amounts.

The following table presents loans modified as troubled debt restructurings that occurred during the year ended December 31, 2015:

Recorded
		Investment	Recorded
(Dollars in thousands)	Number of	at Date of	Investment
December 31, 2015	Loans	Restructure	at Year-End
Commercial	4	$1,544	$1,214

As of December 31, 2015, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans.

Purchased Credit Impaired Loans

The Company has loans that were acquired for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans receivable at December 31, 2015 and 2014, are as follows:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Contractually required principal and interest:
Real estate loans	$17,800	$23,457
Commercial loans	5,335	6,293
Outstanding contractually required principal and interest	$23,135	$29,750
Gross carrying amount included in loans receivable	$13,231	$16,500

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in accretable yield during the years ended December 31, 2015, 2014 and 2013 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Accretable yield, beginning balance	$4,977	$4,587	$4,244
Additions	—	482	1,717
Accretion	(4,023)	(4,276)	(2,812)
Reclassification from nonaccretable to accretable yield	1,805	4,677	1,461
Disposals	(165)	(493)	(23)
Accretable yield, ending balance	$2,594	$4,977	$4,587

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2015	2014	2013
Beginning balance	$8,423	$13,783	$4,749
Acquired through business acquisition	—	—	11,285
Loans transferred to OREO	743	543	1,532
Net OREO gains (losses) and valuation adjustments	(108)	(582)	154
Sales of OREO	(3,881)	(5,321)	(3,937)
Ending balance	$5,177	$8,423	$13,783

Operating expenses related to OREO include:

(Dollars in thousands)	2015	2014	2013
Net OREO gains (losses) and valuation adjustments	$(108)	$(582)	$154
Carrying costs for OREO	(337)	(373)	(233)
	$(445)	$(955)	$(79)

Carrying costs for OREO properties are reported on the consolidated statements of income in the noninterest expense section as Other.

Rental income on OREO properties of $73,000, $170,000 and $166,000, respectively, for years ended December 31, 2015, 2014 and 2013, is reported on the consolidated statements of income in the noninterest income section as Other.

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2015 and 2014 consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Land	$4,866	$4,783
Buildings	12,084	11,041
Leasehold improvements	4,179	4,000
Furniture, fixtures and equipment	6,554	5,440
	27,683	25,264
Accumulated depreciation	(5,456)	(3,331)
	$22,227	$21,933

Depreciation expense was $2,143,000, $1,946,000 and $786,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases certain properties and equipment under operating leases. Rent expense was $1,985,000, $1,771,000 and $963,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Rent commitments at December 31, 2015, before considering renewal options that generally are present, were as follows:

(Dollars in thousands)
2016	$1,679
2017	1,560
2018	1,434
2019	1,098
2020	1,087
Thereafter	355
$7,213

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	December 31	December 31,
(Dollars in thousands)	2015	2014
Goodwill	$15,968	$15,968

	December 31, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$14,586	$(5,765)	$8,821	$14,586	$(3,368)	$11,218
Other intangible assets	4,830	(1,765)	3,065	2,054	(183)	1,871
	$19,416	$(7,530)	$11,886	$16,640	$(3,551)	$13,089

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in goodwill and intangible assets by operating segment during the year are as follows:

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Total
Beginning balance	$8,870	$20,187	$—	$29,057
Acquired goodwill	—	—	—	—
Acquired intangibles	8	—	2,768	2,776
Divestiture	—	—	—	—
Amortization of intangibles	(3)	(2,705)	(1,271)	(3,979)
Ending balance	$8,875	$17,482	$1,497	$27,854

(Dollars in thousands)			Asset
December 31, 2014	Factoring	Banking	Management	Total
Beginning balance	$8,846	$19,672	$—	$28,518
Acquired goodwill	—	1,921	—	1,921
Acquired intangibles	26	2,029	—	2,055
Divestiture	—	(514)	—	(514)
Amortization of intangibles	(2)	(2,921)	—	(2,923)
Ending balance	$8,870	$20,187	$—	$29,057

(Dollars in thousands)			Asset
December 31, 2013	Factoring	Banking	Management	Total
Beginning balance	$8,846	$5,201	$—	$14,047
Acquired goodwill	—	—	—	—
Acquired intangibles	—	15,091	—	15,091
Divestiture	—	—	—	—
Amortization of intangibles	—	(620)	—	(620)
Ending balance	$8,846	$19,672	$—	$28,518

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

Acquired intangible assets are being amortized utilizing an accelerated method over their estimated useful lives, which range from 1 to 12 years. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2016	$3,065
2017	2,486
2018	2,120
2019	1,500
2020	1,129
Thereafter	1,586
$11,886

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — VARIABLE INTEREST ENTITIES

Collateralized Loan Obligation Funds - Closed

The Company, through its subsidiary TCA, acts as asset manager to various CLO funds. TCA earns asset management fees in accordance with the terms of its asset management agreements with the following CLO funds.

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO I, LTD (Trinitas I)	May 1, 2014	$400,000
Trinitas CLO II, LTD (Trinitas II)	August 4, 2014	$416,000
Doral CLO II, LTD (Doral II)(1)	April 26, 2012	$416,460
Doral CLO III, LTD (Doral III)(1)	December 17, 2012	$310,800
Trinitas CLO III, LTD (Trinitas III)	June 9, 2015	$409,375

(1) Acquired management contracts as part of the DMI acquisition discussed in Note 2.

The securities sold in the CLO offerings were issued in a series of tranches ranging from an AAA rated debt tranche to an unrated tranche of subordinated notes. The Company does not hold any of the securities issued in these CLO offerings.  A related party of the Company holds insignificant interests in Trinitas II and Trinitas III.

TCA earned asset management fees totaling $5,646,000 and $989,000 for the years ended December 31, 2015 and 2014. There were no asset management fees earned during the year ended December 31, 2013.

The Company performed a consolidation analysis to determine whether the Company was required to consolidate the assets, liabilities, equity or operations of the closed CLO funds in its financial statements. The Company concluded that the closed CLO funds are variable interest entities; however, the Company, through TCA, does not hold variable interests in the entities as the Company’s interest in the CLO funds is limited to the asset management fees payable to TCA under their asset management agreements and the interests of its related parties are insignificant.  The Company concluded that the asset management fees were not variable interests in the CLO funds as (a) the asset management fees are commensurate with the services provided, (b) the asset management agreements include only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated on an arm’s-length basis, and (c) the Company does not hold other interests in the CLO funds (including interests held through related parties) that individually or in the aggregate absorb more than an insignificant amount of the CLO funds’ expected losses or receive more than an insignificant amount of the CLO funds’ expected residual returns. Consequently, the Company concluded that it was not required to consolidate the assets, liabilities, equity or operations of the closed CLO funds in its financial statements.

Collateralized Loan Obligation Funds – Warehouse Phase

On July 22, 2015 and September 21, 2015, Trinitas CLO IV, Ltd. (“Trinitas IV”) and Trinitas CLO V, Ltd. (“Trinitas V”), respectively, were formed to be the issuers of CLO offerings.  Trinitas IV was capitalized with initial third party equity investments in the form of preference shares of $36,000,000 in addition to the Company’s initial $4,000,000 preference share equity investment and Trinitas V was capitalized with initial subordinated debt issued to third parties of $9,000,000 in addition to the initial $1,000,000 of subordinated debt issued to the Company.  Each entity entered into a warehouse credit agreement in order to begin acquiring senior secured loan assets that will comprise the initial collateral pool of the CLOs once issued.  In October 2015, the Company made additional investments in Trinitas IV and Trinitas V of $10,000,000 and $5,500,000, respectively, and Trinitas V received additional third party investments of $4,500,000.  When finalized, Trinitas IV and Trinitas V will use the proceeds of the debt and equity interests sold in the offering for the final CLO securitization structures to repay the initial warehouse phase debt and equity holders. In the final CLO securitization structures, interest and principal repayment of the leveraged loans held by Trinitas IV and Trinitas V will be used to repay debt holders with any excess cash flows used to provide a return on capital to equity investors. TCA was appointed as asset manager for these entities during their warehousing period. TCA does not earn management or other fees from Trinitas IV or Trinitas V during the warehouse phase.

At December 31, 2015, the Company’s loss exposure to Trinitas IV and Trinitas V is limited to its combined $21,255,000 equity investment in the entities which is classified as other assets within the Company’s consolidated balance sheets and accounted for under the equity method.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performed a consolidation analysis of Trinitas IV and Trinitas V during the warehouse phase and concluded that Trinitas IV and Trinitas V are variable interest entities and that the Company and its related persons hold variable interests in the entities that could potentially be significant to the entities in the form of equity investments in the entities. However, the Company also concluded that due to certain approval and denial powers available to the lender under the warehouse credit facility for Trinitas IV and Trinitas V which provide for shared decision-making powers, the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance.  As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the entities in the Company’s financial statements.

NOTE 9 - Deposits

Deposits at December 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Noninterest bearing demand	$168,264	$179,848
Interest bearing demand	238,833	236,525
Individual retirement accounts	60,971	55,034
Money market	112,214	117,514
Savings	74,759	70,407
Certificates of deposit	543,909	455,901
Brokered deposits	50,000	50,000
Total deposits	$1,248,950	$1,165,229

At December 31, 2015, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered deposits, are as follows:

(Dollars in thousands)	December 31, 2015
Within one year	$490,335
After one but within two years	123,141
After two but within three years	20,837
After three but within four years	13,898
After four but within five years	6,669
Total	$654,880

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $106,258,000 and $66,366,000 at December 31, 2015 and 2014, respectively.

NOTE 10 — BORROWINGS AND BORROWING CAPACITY

Customer Repurchase Agreements

Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Amount outstanding at end of period	$9,317	$9,282
Weighted average interest rate at end of period	0.02%	0.05%
Average daily balance during the year	$13,158	$14,531
Weighted average interest rate during the year	0.02%	0.04%
Maximum month-end balance during the year	$16,033	$17,670

Customer repurchase agreements are secured by pledged U.S. Government agency and residential mortgage-backed securities with a carrying amount of $10,352,000 and $203,000, respectively, at December 31, 2015 and $14,598,000 and $302,000, respectively, at December 31, 2014.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FHLB Advances

FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Fixed Rate		Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
2016	$20,000	0.41%	$—	—
2017	—	—	110,000	0.30%
	$20,000	0.41%	$110,000	0.30%

Information concerning FHLB advances is summarized as follows:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Amount outstanding at end of period	$130,000	$3,000
Weighted average interest rate at end of period	0.32%	0.05%
Average daily balance during the year	$34,244	$24,987
Weighted average interest rate during the year	0.19%	0.18%
Maximum month-end balance during the year	$130,000	$70,000

The Company’s unused borrowing capacity with the FHLB is as follows:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Borrowing capacity	$280,289	$107,361
Borrowings outstanding	130,000	3,000
Unused borrowing capacity	$150,289	$104,361

Federal Funds Purchased

The Company had no federal funds purchased at December 31, 2015 or 2014. However, as of December 31, 2015 the Company had unsecured federal funds lines of credit with five unaffiliated banks totaling $107,500,000.

Junior Subordinated Debentures and Capital Securities

As of the date of the Company’s acquisition of NBI, NBI had junior subordinated debentures with a face value of $32,990,000 outstanding. The application of business combination accounting to the NBI acquisition resulted in an adjustment to cause the carrying value of these debt obligations to be adjusted to their fair value of $24,120,000 as of that date. The discount to face value is being amortized over the remaining life of these obligations as an adjustment increasing the interest cost of these instruments to market rates as of the acquisition date, and increasing their carrying amount to face value at their maturity. Effective October 1, 2015, NBI was merged into Triumph Bancorp, Inc. and the junior subordinated debentures were transferred to Triumph Bancorp, Inc.

The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the related capital securities are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $24,687,000 was allowed in the calculation of Tier I capital as of December 31, 2015.

The junior subordinated debentures are due to National Bancshares Capital Trusts II and III, 100% owned nonconsolidated subsidiaries of the Company. The debentures were issued in 2003 ($15,464,000 Capital Trust II) and 2006 ($17,526,000 Capital Trust III) in conjunction with the trusts’ issuances of obligated capital securities of $15,000,000 and $17,000,000, respectively. The trusts used the proceeds from the issuances of their capital securities to buy floating rate junior subordinated deferrable interest debentures. These debentures are the trusts’ only assets and the interest payments from the debentures finance the distributions paid on the capital securities. These debentures are unsecured, rank junior, and are subordinate in the right of payment to all senior debt of the Company.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The debentures bear the same interest rate and terms as the capital securities, detailed as follows.

Capital Trust II — The amount of interest for any period shall be computed at a variable per annum rate of interest, reset quarterly, equal to the three-month LIBOR, as determined on the LIBOR determination date immediately preceding each distribution payment date, plus 3.00%. As of December 31, 2015 and 2014, the rate was 3.51% and 3.24%, respectively. The debentures mature on September 15, 2033. The Company has the right to call the debentures at par.

Capital Trust III — The amount of interest for any period shall be computed at a variable per annum rate of interest, reset quarterly, equal to the three-month LIBOR, as determined on the LIBOR determination date immediately preceding each distribution payment date, plus 1.64%. As of December 31, 2015 and 2014, the rate was 1.96% and 1.87%, respectively. The debentures mature on July 7, 2036. The Company has the right to call the debentures at par.

The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events in default, to defer payments on interest on the debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures.

NOTE 11 — EMPLOYEE BENEFIT PLANS

401(k) Plan

A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 100% of the first 4% of the compensation contributed. Expense for the years ended December 31, 2015, 2014 and 2013 was $1,100,000, $925,000 and $482,000, respectively.

NOTE 12 — INCOME TAXES

Income tax expense for the years ended December 31, 2015, 2014, and 2013 consisted of the following:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Income tax expense:
Current	$8,701	$6,005	$242
Deferred	666	4,814	1,884
Change in valuation allowance for deferred tax asset	(946)	(441)	7
Income tax expense	$8,421	$10,378	$2,133

Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Tax provision computed at federal statutory rate	$13,144	$10,436	$5,290
Effect of:
State taxes, net	1,444	1,160	148
Change in effective tax rate	(142)	(528)	—
Bargain purchase gain	(5,291)	—	(3,065)
Transaction costs	—	—	259
Noncontrolling interest in subsidiary	—	(22)	(215)
Bank-owned life insurance	(158)	(165)	(40)
Tax exempt interest	(119)	(189)	(42)
Change in valuation allowance for deferred tax asset	(946)	(441)	7
Other	489	127	(209)
Income tax expense (benefit)	$8,421	$10,378	$2,133

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014
Deferred tax assets
Federal net operating loss carryforwards	$10,873	$11,570
State net operating loss carryforwards	1,215	2,296
Acquired loan basis	3,563	5,422
Other real estate owned	1,698	1,543
AMT credit carryforward	1,634	1,634
Acquired deposit basis	44	158
Allowance for loan losses	3,802	3,081
Other	1,183	587
Total deferred tax assets	24,012	26,291
Deferred tax liabilities
Goodwill and intangible assets	3,426	4,025
Fair value adjustment on junior subordinated debentures	3,232	3,182
Unrealized gain on securities available for sale	162	534
Other	1,035	1,436
Total deferred tax liabilities	7,855	9,177
Net deferred tax asset before valuation allowance	16,157	17,114
Valuation allowance	(212)	(1,158)
Net deferred tax asset	$15,945	$15,956

The Company’s federal net operating loss carryforwards as of December 31, 2015 and 2014 were $31,065,000 and $33,444,000, respectively. These net operating loss carryforwards begin to expire in 2029. At December 31, 2015, the Company had state net operating loss carryforwards in Illinois, Iowa and Wisconsin of $16,964,000, $5,686,000, and $2,651,000, respectively. At December 31, 2014, the Company had state net operating loss carryforwards in Illinois, Iowa and Wisconsin of $17,477,000, $32,812,000, and $2,645,000, respectively. These net operating loss carryforwards expire beginning in 2021 through 2030. The Company has a valuation allowance on the net operating loss carryforwards for certain states and certain other investments that are not expected to be realized before expiration.

An Internal Revenue Code Section 382 (“Section 382”) ownership change was triggered during 2013. A significant portion of the deferred tax asset relating to the Company’s net operating loss and Alternative Minimum Tax credit carryforwards are subject to the annual limitation rules under Section 382 from the EJ Financial Corp. (“EJ”) and NBI acquisitions and the 2013 share exchange. The utilization of tax carryforward attributes acquired from the EJ acquisition is subject to an annual limitation of $341,000. The utilization of tax carryforward attributes acquired from the NBI acquisition is subject to an annual limitation of $2,040,000. Any remaining tax attribute carryforwards generated prior to the Section 382 ownership change in 2013 are subject to an annual limitation of $3,696,000.

At December 31, 2015 and 2014, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is not subject to examination by taxing authorities for years prior to 2012.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trademark Infringement Lawsuit

On February 18, 2015, a trademark infringement suit was filed in the United States District Court for the Western District of Tennessee Western Division against the Company and certain subsidiaries by Triumph Bancshares, Inc. and Triumph Bank, N.A., asserting that the Company’s use of “Triumph” as part of the Company’s trademarks and domain names causes a likelihood of confusion, has caused actual confusion, and infringes plaintiffs’ trademarks.  The suit seeks damages as well as an injunction to prevent the use of the name “Triumph” and certain other matters with respect to the Company and its subsidiaries.  Discovery has commenced in the suit and a trial date is currently set for October 2016.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contractual amounts of financial instruments with off-balance-sheet risk were as follows:

	December 31, 2015		December 31, 2014
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate
Commitments to make loans	$6,571	$2,949	$5,192	$14,600
Unused lines of credit	$35,514	$81,189	$30,369	$141,025
Standby letters of credit	$1,030	$1,999	$1,840	$1,915

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$91,034	$—	$91,034
Mortgage-backed securities-residential	—	28,340	—	28,340
Asset backed securities	—	17,526	—	17,526
State and municipal	—	1,526	—	1,526
Corporate bonds	—	24,559	—	24,559
SBA pooled securities	—	184	—	184
	$—	$163,169	$—	$163,169

Loans held for sale	$—	$1,341	$—	$1,341

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$93,841	$—	$93,841
Mortgage-backed securities-residential	—	28,878	—	28,878
Asset backed securities	—	18,598	—	18,598
State and municipal	—	3,592	3,269	6,861
Corporate bonds	—	13,636	—	13,636
SBA pooled securities	—	210	—	210
	$—	$158,755	$3,269	$162,024

Loans held for sale	$—	$3,288	$—	$3,288

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

There were no transfers between levels for the years ended December 31, 2015 and 2014. At December 31, 2014, the Company classified $3,269,000 of municipal securities as Level 3. These securities were called during the year ended December 31, 2015.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2015 and 2014.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$431	$431
1-4 family residential properties	—	—	13	13
Commercial	—	—	695	695
Factored receivables	—	—	1,156	1,156
PCI	—	—	170	170
Other real estate owned (1):
1-4 family residential properties	—	—	128	128
Construction, land development, land	—	—	1,377	1,377
	$—	$—	$3,970	$3,970

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial	$—	$—	$1,129	$1,129
Factored receivables	—	—	238	238
Other real estate owned (1):
Commercial	—	—	2,163	2,163
Construction, land development, land	—	—	1,487	1,487
1-4 family residential properties	—	—	97	97
	$—	$—	$5,114	$5,114

(1) Represents the fair value of OREO that was adjusted subsequent to its initial classification as OREO.

As of December 31, 2015 and 2014, the only Level 3 assets with material unobservable inputs are associated with impaired loans and OREO.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments not previously presented at December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$105,277	$105,277	$—	$—	$105,277
Loans not previously presented, net	1,276,853	—	—	1,281,408	1,281,408
FHLB and FRB stock	3,818	N/A	N/A	N/A	N/A
Accrued interest receivable	4,832	—	4,832	—	4,832

Financial liabilities:
Deposits	1,248,950	—	1,249,751	—	1,249,751
Customer repurchase agreements	9,317	—	9,317	—	9,317
Federal Home Loan Bank advances	130,000	—	130,000	—	130,000
Junior subordinated debentures	24,687	—	23,153	—	23,153
Accrued interest payable	1,231	—	1,231	—	1,231

	December 31, 2014
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$160,888	$160,888	$—	$—	$160,888
Securities - held to maturity	745	—	750	—	750
Loans not previously presented, net	995,668	—	—	1,001,548	1,001,548
FHLB and FRB stock	4,903	N/A	N/A	N/A	N/A
Accrued interest receivable	3,727	—	3,727	—	3,727

Financial liabilities:
Deposits	1,165,229	—	1,167,479	—	1,167,479
Customer repurchase agreements	9,282	—	9,282	—	9,282
Federal Home Loan Bank advances	3,000	—	3,000	—	3,000
Junior subordinated debentures	24,423	—	24,423	—	24,423
Accrued interest payable	971	—	971	—	971

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

Federal Home Loan Bank advances

The Company’s short-term FHLB advances have a maturity of less than one month and therefore fair value materially approximates carrying value and is considered a Level 2 classification.

The Company’s long-term FHLB advances have variable interest rates and therefore fair value materially approximates carrying value and is considered a Level 2 classification.

Junior subordinated debentures

The junior subordinated debentures were valued by discounting future cash flows using current interest rates for similar financial instruments, resulting in a Level 2 classification.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivable and payable approximate their fair values given the short-term nature of the receivables and are considered a Level 2 classification.

NOTE 16 — RELATED-PARTY TRANSACTIONS

Loans to related parties and their affiliates during 2015 and 2014 were as follows:

(Dollars in thousands)	2015	2014
Beginning balance	$36,647	$18,247
New loans and advances	77,327	79,429
Effect of changes in composition of related parties	—	8,298
Repayments	(78,209)	(69,327)
Ending balance	$35,765	$36,647

Advances and repayments of related party loans include activity on revolving credit and asset-based lending arrangements.

Related party deposits at December 31, 2015 and 2014 were $20,773,000 and $13,484,000, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — REGULATORY MATTERS

The Company (on a consolidated basis) and TBK Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s or TBK Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and TBK Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets.

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

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and TBK Bank are set forth in the table below. The final rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016 and becoming fully effective on January 1, 2019. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the new capital level requirements set forth in the table below in order to qualify as “well capitalized.” As of December 31, 2015, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2015 that management believes would change the institution’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual capital amounts and ratios for the Company and TBK Bank as of December 31, 2015 and for the Company, Triumph Savings Bank, SSB, and Triumph Community Bank as of December 31, 2014 are presented in the following table:

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$276,924	19.1%	$115,929	8.0%	N/A	N/A
TBK Bank, SSB	$206,451	14.8%	$111,903	8.0%	$139,879	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$264,239	18.2%	$86,968	6.0%	N/A	N/A
TBK Bank, SSB	$193,766	13.9%	$83,927	6.0%	$111,903	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$235,253	16.2%	$65,227	4.5%	N/A	N/A
TBK Bank, SSB	$193,766	13.9%	$62,946	4.5%	$90,921	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$264,239	16.6%	$63,824	4.0%	N/A	N/A
TBK Bank, SSB	$193,766	12.7%	$61,066	4.0%	$76,333	5.0%

As of December 31, 2014
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$229,509	20.4%	$90,213	8.0%	N/A	N/A
Triumph Savings Bank, SSB	$56,013	16.5%	$27,118	8.0%	$33,898	10.0%
Triumph Community Bank	$117,254	15.0%	$62,547	8.0%	$78,184	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$220,550	19.6%	$45,107	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	15.3%	$13,559	4.0%	$20,339	6.0%
Triumph Community Bank	$112,289	14.4%	$31,273	4.0%	$46,910	6.0%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$220,550	15.9%	$55,412	4.0%	N/A	N/A
Triumph Savings Bank, SSB	$52,020	13.0%	$15,982	4.0%	$19,978	5.0%
Triumph Community Bank	$112,289	11.9%	$37,812	4.0%	$47,265	5.0%

Dividends paid by the bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - EQUITY AND NONCONTROLLING INTERESTS

The following summarizes the Company’s capital structure:

	Preferred Stock		Preferred Stock
	Series A		Series B		Common Stock		Treasury Stock
	December 31,		December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Number of shares authorized	50,000	50,000	115,000	115,000	50,000,000	50,000,000
Number of shares issued	45,500	45,500	51,956	51,956	18,052,723	17,974,767
Number of shares outstanding	45,500	45,500	51,956	51,956	18,018,200	17,963,783	34,523	10,984
Par value per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100

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

Common stock outstanding at December 31, 2015 and 2014 included 201,270 and 252,256 shares of nonvested restricted stock awards, respectively.

Warrants

During 2012, the Company issued a warrant to Triumph Consolidated Cos., LLC to purchase 259,067 shares of the Company’s common stock. The warrant has an exercise price of $11.58 per share, is immediately exercisable and has an expiration date of December 12, 2022. At December 31, 2015, the warrant remains outstanding and unexercised.

Preferred Stock Series A

The following summarizes the terms of the Company’s Series A Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock Series A”) as of December 31, 2015 and 2014.

Series A holders are entitled to quarterly cash dividends accruing at the rate per annum of Prime + 2%, with an 8.00% floor, applied to the liquidation preference value of the stock. Any dividends not paid shall not accumulate but will be waived and not payable by the Company. Payments of dividends are subject to declaration by the board of the Company. Subject to regulatory approval, Series A holders have the right to receive a special, one-time dividend with respect to their respective shares within 30 days after the occurrence of any of the following events: (i) the sale of all of the limited liability company interests of TBK Bank (as successor in interest to TCF) in TBC, (ii) a merger of TBC resulting in TBK Bank (as successor in interest to TCF) no longer owning any limited liability company interests in TBC or (iii) the sale of all or substantially all of the assets of TBC, subject to certain organizational restructuring exceptions. The Company paid all dividends when due on these shares during the year ended December 31, 2015. The Preferred Stock Series A is not redeemable by the holder, ranks pari passu with the Company’s Preferred Stock Series B (as described below), and is senior to the Company’s common stock.

The Preferred Stock Series A are redeemable at liquidation value by the Company subject to regulatory approval at any time on or after October 15, 2018.

The Preferred Stock Series A shares are convertible to common stock at the option of the holder any time at a preferred to common stock conversion ratio of 6.94008.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Series B

The following summarizes the terms of the Company’s Series B Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock Series B”) as of December 31, 2015 and 2014.

Series B holders are entitled to quarterly cash dividends accruing at the rate per annum of 8.00% applied to the liquidation value of the stock. Any dividends not paid shall not accumulate but will be waived and not payable by the Company. Payments of dividends are subject to declaration by the board of the Company. The Company paid all dividends when due on these shares during the year ended December 31, 2015. The Preferred Stock Series B is not redeemable by the holder, ranks pari passu with the Company’s Preferred Stock Series A, and is senior to the Company’s common stock.

The Preferred Stock Series B are redeemable at liquidation value by the Company subject to regulatory approval at any time on or after October 15, 2018.

The Preferred Stock Series B shares are convertible to common stock at the option of the holder any time at a preferred to common stock conversion ratio of 6.94008.

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

Noncontrolling Interests

The Company did not have any noncontrolling interests as of December 31, 2015 and 2014. The Company’s noncontrolling interests as of December 31, 2013 were comprised of TCF Class B units totaling $1,100,000 and Senior Preferred Stock, Series T-1 and T-2 totaling $25,897,000.

TCF Class B Units

The capital structure of TCF as a Limited Liability Company included B units representing non-voting interest in TCF. The Class B units were structured with terms comparable to a non-cumulative, non-voting, perpetual preferred stock. Holders were entitled to quarterly distributions accruing at the Wall Street Journal Prime Rate plus 2%, subject to a minimum rate of 8% per annum. Subject to regulatory approval, TCF Class B holders had the right to receive a special, one-time dividend with respect to their respective units within 30 days after the occurrence of any of the following events: (i) the sale of all of the limited liability company interests of TCF in TBC, (ii) a merger of TBC resulting in TCF no longer owning any limited liability company interests in TBC or (iii) the sale of all or substantially all of the assets of TBC, subject to certain organizational restructuring exceptions. Holders of Class B Units were allocated taxable income from TCF to the extent cash distributions were made. The Company had redemption rights, subject to regulatory approval, to redeem the Class B Units. All B units were held by third parties and were considered noncontrolling interest to the Company.

At December 31, 2013 TCF had 11,000 Class B Units with a $100 liquidation value per unit outstanding, respectively. On June 15, 2014, TCF redeemed all 11,000 of its non-cumulative non-voting Class B Units at their redemption rate of $102 per unit plus accrued and unpaid dividends through the redemption date.

Senior Preferred Stock Series T-1 and T-2

In February 2009, as part of the United States Treasury Department’s (the “UST”) Capital Purchase Plan (“CPP”), NBI entered into a Letter Agreement with the UST. Pursuant to the Security Purchase Agreement Standard Terms (the “Securities Purchase Agreement”) attached to the Letter Agreement, NBI sold 24,664 shares of Senior Preferred Stock, Series T-1 (the “Series T-1 Stock”), having a liquidation preference of $1,000 per share, for a total face value of $24,664,000, and 1,233 shares of Senior Preferred Stock, Series T-2 (the “Series T-2 Stock” and, together with the Series T-1 Stock, the “NBI Senior Preferred Stock”) with a liquidation preference of $1,000 per share, for a total face value of $1,233,000. The Series T-1 Stock paid cumulative compounding dividends at a rate of 5.00% per annum for the period from the original issue date of the Series T-1 Stock to, but excluding, the first day of the first dividend period commencing on or after the fifth anniversary of such original issue date, and 9.00% per annum thereafter. The Series T-2 Stock paid cumulative compounding dividends at a rate of 9.00% per annum. The NBI Senior Preferred Stock qualified as Tier 1 capital.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 2, 2014, the Company received all necessary regulatory approvals to redeem all of the outstanding shares of the NBI Senior Preferred Stock.  On December 31, 2014, the NBI Senior Preferred Stock was redeemed for a total redemption price of $26,200,000, which reflects the aggregate liquidation amount of the NBI Senior Preferred Stock and accrued dividends since the most recent dividend payment date.

NOTE 19 — STOCK-BASED COMPENSATION

Stock based compensation expense that has been charged against income was $3,077,000, $2,690,000 and $129,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

2014 Omnibus Incentive Plan

In connection with the Company’s initial public offering in November 2014, the Company adopted the 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”).  The Omnibus Incentive Plan provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards that may be settled in, or based upon the value of, our common stock.  The aggregate number of shares of our common stock available for issuance under the Omnibus Incentive Plan is 1,200,000 shares.  RSAs granted to employees under the Omnibus Incentive Plan generally vest over two to three years, but vesting periods may vary.

A summary of changes in the Company’s nonvested RSAs under the Omnibus Incentive Plan for the years ended December 31, 2015 and 2014 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2015	252,256	$14.71
Granted	77,956	13.50
Vested	(125,310)	14.71
Forfeited	(3,632)	14.60
Nonvested at December 31, 2015	201,270	$14.24

Nonvested at January 1, 2014	—	$—
Granted	378,343	14.71
Vested	(126,087)	14.71
Forfeited	—	—
Nonvested at December 31, 2014	252,256	$14.71

Compensation expense for RSAs granted under the Omnibus Incentive Plan will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

As of December 31, 2015, there was $1,401,000 of total unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 1.46 years.

Amended and Restricted Stock Plan

The Company’s Amended and Restricted Stock Plan (the “Terminated Plan”) provided for the issuance of up to 750,000 shares of restricted common stock to officers, directors and employees of the Company and its subsidiaries. Compensation expense for RSUs granted under the Terminated Plan was recognized over the vesting period of the awards based on the fair value of the stock at the issue date. In August 2014, the Company approved the immediate and full acceleration of vesting on all remaining nonvested RSUs in anticipation of its contemplated initial public offering. As a result, the Company recognized all remaining unrecognized compensation cost associated with these shares during the third quarter of 2014. Upon effectiveness of the 2014 Omnibus Incentive Plan in November 2014, no additional awards were permissible under the Terminated Plan.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in the Company’s nonvested RSUs under the Terminated Plan for the year ended December 31, 2014 was as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Units	Fair Value
Nonvested at January 1, 2014	26,120	$10.77
Granted	32,275	14.08
Vested	(58,395)	12.60
Forfeited	—	—
Nonvested at December 31, 2014	—	$—

NOTE 20 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following tables present parent company only condensed financial information. Effective October 1, 2015, National Bancshares, Inc. was merged into Triumph Bancorp, Inc.

Condensed Parent Company Only Balance Sheets:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
ASSETS
Cash and cash equivalents	$21,749	$52,553
Loans	18,455	—
Investment in subsidiaries	233,147	181,133
Other investments	22,807	2,611
Other assets	7,095	1,383
Total assets	$303,253	$237,680
LIABILITIES AND EQUITY
Junior subordinated debentures	$24,687	$—
Intercompany payables	8,798	—
Accrued expenses and other liabilities	1,730	171
Total liabilities	35,215	171
Stockholders' equity	268,038	237,509
Total liabilities and equity	$303,253	$237,680

Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest income	$718	$75	$58
Interest expense	(291)	(584)	(123)
Bargain purchase gain	—	—	9,014
Other income	1,040	545	—
Other expense	(5,880)	(4,699)	(4,262)
Income (loss) before income tax and undistributed subsidiary income	(4,413)	(4,663)	4,687
Income tax benefit	700	2,015	1,360
Equity in undistributed subsidiary income	32,846	22,437	7,380
Net income	29,133	19,789	13,427
Income attributable to noncontrolling interests	—	(2,060)	(867)
Dividends on preferred stock	(780)	(780)	(721)
Net income available to common stockholders	$28,353	$16,949	$11,839
Comprehensive income attributable to Parent	$28,459	$18,547	$12,237

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$29,133	$19,789	$13,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	(32,846)	(22,437)	(7,380)
Amortization of junior subordinated debentures	67	—	—
Bargain purchase gain	—	—	(9,014)
Change in other investments and other assets	(171)	707	(2,310)
Change in accrued expenses and other liabilities	10,316	(3,094)	3,119
Net cash provided by (used in) operating activities	6,499	(5,035)	(2,158)
Cash flows from investing activities:
Investment in subsidiaries	325	(6,513)	(13,984)
Purchases of loans (shared national credits)	(18,601)	—	—
Net change in loans	146	—	—
Net proceeds from (cash paid for) CLO warehouse investments	(18,050)	50	(2,000)
Cash used in acquisition of subsidiaries	—	—	(15,277)
Net cash provided by (used in) investing activities	(36,180)	(6,463)	(31,261)
Cash flows from financing activities:
Issuance of senior secured note	—	—	12,573
Issuance of common stock in connection with initial public offering, net of expenses	—	83,767	—
Issuance of common stock	—	43	42,402
Exchange offer	—	—	(38)
Distributions on noncontrolling interest and dividends on preferred stock	(780)	(3,037)	(1,060)
Repayment of senior secured note	—	(12,573)	—
Redemption of noncontrolling interests	—	(26,997)	—
Purchase of Treasury Stock	(343)	(161)	—
Net cash provided by (used in) financing activities	(1,123)	41,042	53,877
Net increase (decrease) in cash and cash equivalents	(30,804)	29,544	20,458
Cash and cash equivalents at beginning of period	52,553	23,009	2,551
Cash and cash equivalents at end of period	$21,749	$52,553	$23,009

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Basic
Net income to common stockholders	$28,353	$16,949	$11,839
Weighted average common shares outstanding	17,720,479	10,940,083	8,481,137
Basic earnings per common share	$1.60	$1.55	$1.40

Diluted
Net income to common stockholders	$28,353	$16,949	$11,839
Dilutive effect of preferred stock	780	780	167
Net income to common stockholders - diluted	$29,133	$17,729	$12,006
Weighted average common shares outstanding	17,720,479	10,940,083	8,481,137
Add: Dilutive effects of restricted stock	79,821	15,366	5,117
Add: Dilutive effects of assumed exercises of stock warrants	48,238	40,980	—
Add: Dilutive effects of assumed conversion of Preferred A	315,773	315,773	66,930
Add: Dilutive effects of assumed conversion of Preferred B	360,578	360,578	76,427
Average shares and dilutive potential common shares	18,524,889	11,672,780	8,629,611
Dilutive earnings per common share	$1.57	$1.52	$1.39

NOTE 22 – BUSINESS SEGMENT INFORMATION

The following presents the Company’s operating segments. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC. General factoring services not originated through TBC are included in the Banking segment.

(Dollars in thousands)			Asset
Year Ended December 31, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$32,103	$65,831	$108	$718	$98,760
Intersegment interest allocations	(3,144)	3,144	—	—	—
Total interest expense	—	6,978	10	1,121	8,109
Net interest income (expense)	28,959	61,997	98	(403)	90,651
Provision for loan losses	1,303	3,226	—	—	4,529
Net interest income (expense) after provision	27,656	58,771	98	(403)	86,122
Bargain purchase gain	—	—	15,117	—	15,117
Other noninterest income	1,739	9,644	5,757	1,040	18,180
Noninterest expense	17,871	51,249	6,866	5,879	81,865
Operating income (loss)	$11,524	$17,166	$14,106	$(5,242)	$37,554

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)			Asset
Year Ended December 31, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$27,332	$59,824	$—	$74	$87,230
Intersegment interest allocations	(3,562)	3,562	—	—	—
Total interest expense	—	5,091	—	1,679	6,770
Net interest income (expense)	23,770	58,295	—	(1,605)	80,460
Provision for loan losses	1,792	4,066	—	—	5,858
Net interest income (expense) after provision	21,978	54,229	—	(1,605)	74,602
Gain on branch sale	—	12,619	—	—	12,619
Other noninterest income	1,589	8,898	989	672	12,148
Noninterest expense	15,141	46,808	2,381	4,872	69,202
Operating income (loss)	$8,426	$28,938	$(1,392)	$(5,805)	$30,167

(Dollars in thousands)			Asset
Year Ended December 31, 2013	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$17,388	$25,184	$—	$58	$42,630
Intersegment interest allocations	(2,155)	2,155	—	—	—
Total interest expense	1	3,577	—	369	3,947
Net interest income (expense)	15,232	23,762	—	(311)	38,683
Provision for loan losses	881	2,531	—	—	3,412
Net interest income (expense) after provision	14,351	21,231	—	(311)	35,271
Bargain purchase gain	—	—	—	9,014	9,014
Other noninterest income	1,042	2,674	—	283	3,999
Noninterest expense	9,938	18,191	176	4,419	32,724
Operating income (loss)	$5,455	$5,714	$(176)	$4,567	$15,560

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

(Dollars in thousands)			Asset
December 31, 2014	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$180,527	$1,210,325	$737	$237,680	$(181,371)	$1,447,898
Gross loans	$170,426	$835,452	$—	$—	$—	$1,005,878

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents quarterly financial data for the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$25,281	$25,303	$26,597	$21,579
Interest expense	2,231	2,072	1,952	1,854
Net interest income	23,050	23,231	24,645	19,725
Provision for loan losses	1,178	165	2,541	645
Net interest income after provision	21,872	23,066	22,104	19,080
Bargain purchase gain	900	1,708	—	12,509
Other noninterest income	4,671	4,590	4,769	4,150
Noninterest income	5,571	6,298	4,769	16,659
Noninterest expense	20,902	20,545	19,635	20,783
Net income before income taxes	6,541	8,819	7,238	14,956
Income tax expense	2,032	2,891	2,586	912
Net income	4,509	5,928	4,652	14,044
Dividends on preferred stock	(197)	(196)	(195)	(192)
Net income available to common stockholders	$4,312	$5,732	$4,457	$13,852
Earnings per common share
Basic	$0.24	$0.32	$0.25	$0.78
Diluted	$0.24	$0.32	$0.25	$0.76

	Year Ended December 31, 2014
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$23,280	$22,118	$21,453	$20,379
Interest expense	1,951	1,723	1,572	1,524
Net interest income	21,329	20,395	19,881	18,855
Provision for loan losses	1,811	1,375	1,747	925
Net interest income after provision	19,518	19,020	18,134	17,930
Gain on branch sale	—	12,619	—	—
Other noninterest income	3,721	3,185	2,633	2,609
Noninterest income	3,721	15,804	2,633	2,609
Noninterest expense	19,685	18,461	16,160	14,896
Net income before income taxes	3,554	16,363	4,607	5,643
Income tax expense	747	6,089	1,626	1,916
Net income	2,807	10,274	2,981	3,727
Income attributable to noncontrolling interests	(591)	(582)	(500)	(387)
Dividends on preferred stock	(195)	(197)	(196)	(192)
Net income available to common stockholders	$2,021	$9,495	$2,285	$3,148
Earnings per common share
Basic	$0.14	$0.96	$0.23	$0.32
Diluted	$0.14	$0.91	$0.23	$0.32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Crowe Horwath LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part IV, Item 15. Exhibits, Financial Statement Schedules under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10-K does not include an attestation report from the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for an Emerging Growth Company.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, or in Item 5 of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1., 2.Financial Statements and Schedules

The following financial statements of Triumph Bancorp, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2015 and 2014
•	Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013
•	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2015, 2014, and 2013
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013
•	Notes to Consolidated Financial Statements

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	February 26, 2016	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	February 26, 2016	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Aaron P. Graft	President and Chief Executive	February 26, 2016
Aaron P. Graft	Officer (Principal Executive Officer).
/s/ R. Bryce Fowler	Executive Vice President and Chief Financial Officer	February 26, 2016
R. Bryce Fowler	(Principal Financial and Accounting Officer)
/s/ Carlos M. Sepulveda, Jr.	Director and Chairman	February 26, 2016
Carlos M. Sepulveda, Jr.
/s/ Charles A. Anderson	Director	February 26, 2016
Charles A. Anderson
/s/ Richard Davis	Director	February 26, 2016
Richard Davis
/s/ Robert Dobrient	Director	February 26, 2016
Robert Dobrient
/s/ Douglas M. Kratz	Director	February 26, 2016
Douglas M. Kratz
/s/ Maribess L. Miller	Director	February 26, 2016
Maribess L. Miller
/s/ Michael P. Rafferty	Director	February 26, 2016
Michael P. Rafferty
/s/ C. Todd Sparks	Director	February 26, 2016
C. Todd Sparks
/s/ Justin N. Trail	Director	February 26, 2016
Justin N. Trail

/s/ Derek R. McClain	Director	February 26, 2016
Derek R. McClain