Form 10-Q
period 2016-03-31
Triumph Bancorp, Inc.
filed 2016-05-04
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Common Stock — $0.01 par value, 18,111,475 shares, as of May 3, 2016

TRIUMPH BANCORP, INC.

FORM 10-Q

MARCH 31, 2016

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

(Dollar amounts in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$18,616	$23,447
Interest bearing deposits with other banks	105,099	81,830
Total cash and cash equivalents	123,715	105,277
Securities - available for sale	161,517	163,169
Securities - held to maturity, fair value of $26,133 and $0, respectively	25,796	—
Loans held for sale, at fair value	3,043	1,341
Loans, net of allowance for loan and lease losses of $12,093 and $12,567, respectively	1,233,747	1,279,318
Federal Home Loan Bank stock, at cost	4,234	3,818
Premises and equipment, net	19,934	22,227
Other real estate owned, net	7,478	5,177
Goodwill	15,968	15,968
Intangible assets, net	10,909	11,886
Bank-owned life insurance	29,658	29,535
Deferred tax assets, net	15,240	15,945
Other assets	36,556	37,652
Total assets	$1,687,795	$1,691,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$160,818	$168,264
Interest bearing	1,099,575	1,080,686
Total deposits	1,260,393	1,248,950
Customer repurchase agreements	9,641	9,317
Federal Home Loan Bank advances	110,000	130,000
Junior subordinated debentures	24,754	24,687
Other liabilities	8,893	10,321
Total liabilities	1,413,681	1,423,275
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred Stock Series A	4,550	4,550
Preferred Stock Series B	5,196	5,196
Common stock	181	181
Additional paid-in-capital	194,687	194,297
Treasury stock, at cost	(597)	(560)
Retained earnings	68,909	64,097
Accumulated other comprehensive income	1,188	277
Total stockholders’ equity	274,114	268,038
Total liabilities and stockholders' equity	$1,687,795	$1,691,313

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest and dividend income:
Loans, including fees	$16,088	$13,239
Factored receivables, including fees	7,822	7,509
Taxable securities	768	678
Tax exempt securities	7	12
Cash deposits	208	141
Total interest income	24,893	21,579
Interest expense:
Deposits	1,993	1,570
Junior subordinated debentures	302	272
Other borrowings	109	12
Total interest expense	2,404	1,854
Net interest income	22,489	19,725
Provision for loan losses	(511)	645
Net interest income after provision for loan losses	23,000	19,080
Noninterest income:
Service charges on deposits	659	612
Card income	546	523
Net OREO gains (losses) and valuation adjustments	(11)	26
Net gains on sale of securities	5	—
Net gains on sale of loans	12	542
Fee income	534	422
Bargain purchase gain	—	12,509
Asset management fees	1,629	958
Other	1,607	1,067
Total noninterest income	4,981	16,659
Noninterest expense:
Salaries and employee benefits	12,252	13,269
Occupancy, furniture and equipment	1,493	1,572
FDIC insurance and other regulatory assessments	224	263
Professional fees	1,073	1,327
Amortization of intangible assets	977	764
Advertising and promotion	519	543
Communications and technology	1,432	886
Other	2,108	2,159
Total noninterest expense	20,078	20,783
Net income before income tax	7,903	14,956
Income tax expense	2,897	912
Net income	5,006	14,044
Dividends on preferred stock	(194)	(192)
Net income available to common stockholders	$4,812	$13,852
Earnings per common share
Basic	$0.27	$0.78
Diluted	$0.27	$0.76

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$5,006	$14,044
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,456	988
Reclassification of amount realized through sale of securities	(5)	—
Tax effect	(540)	(368)
Total other comprehensive income (loss)	911	620
Comprehensive income	$5,917	$14,664

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock – Series A		Preferred Stock – Series B		Common Stock			Treasury Stock			Accumulated
		Liquidation		Liquidation			Additional				Other
	Shares	Preference	Shares	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Total
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income	Equity
Balance, January 1, 2015	45,500	$4,550	51,956	$5,196	17,963,783	$180	$191,049	10,984	$(161)	$35,744	$951	$237,509
Stock based compensation	—	—	—	—	—	—	696	—	—	—	—	696
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(90)	—	(90)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(102)	—	(102)
Net income	—	—	—	—	—	—	—	—	—	14,044	—	14,044
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	620	620
Balance, March 31, 2015	45,500	$4,550	51,956	$5,196	17,963,783	$180	$191,745	10,984	$(161)	$49,596	$1,571	$252,677

Balance, January 1, 2016	45,500	$4,550	51,956	$5,196	18,018,200	$181	$194,297	34,523	$(560)	$64,097	$277	$268,038
Forfeiture of restricted stock awards	—	—	—	—	(2,777)	—	37	2,777	(37)	—	—	—
Stock based compensation	—	—	—	—	—	—	353	—	—	—	—	353
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(91)	—	(91)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(103)	—	(103)
Net income	—	—	—	—	—	—	—	—	—	5,006	—	5,006
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	911	911
Balance, March 31, 2016	45,500	$4,550	51,956	$5,196	18,015,423	$181	$194,687	37,300	$(597)	$68,909	$1,188	$274,114

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,006	$14,044
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	572	528
Net accretion on loans and deposits	(1,190)	(1,194)
Amortization of junior subordinated debentures	67	64
Net amortization on securities	176	160
Amortization of intangible assets	977	764
Deferred taxes	(133)	(58)
Provision for loan losses	(511)	645
Stock based compensation	353	696
Origination of loans held for sale	(891)	(19,276)
Proceeds from loan sales	2,006	19,705
Net gains on sale of securities	(5)	—
Net gains on sale of loans	(12)	(542)
Net OREO (gains) losses and valuation adjustments	11	(26)
Bargain purchase gain	—	(12,509)
(Increase) decrease in other assets	1,272	(172)
Increase (decrease) in other liabilities	(1,428)	1,493
Net cash provided by (used in) operating activities	6,270	4,322
Cash flows from investing activities:
Purchases of securities available for sale	(3,264)	—
Proceeds from sales of securities available for sale	4,345	—
Proceeds from maturities, calls, and pay downs of securities available for sale	1,829	1,491
Purchases of securities held to maturity	(25,775)	—
Purchases of loans (shared national credits)	(995)	—
Net change in loans	45,253	(5,153)
Purchases of premises and equipment, net	(494)	(311)
Net proceeds from sale of OREO	59	1,955
Purchases of FHLB and FRB stock, net	(416)	437
Cash paid for acquisitions, net of cash acquired	—	(124,990)
Proceeds from sale of loans obtained through Doral Money Inc. acquisition	—	36,765
Net cash provided by (used in) investing activities	20,542	(89,806)
Cash flows from financing activities:
Net increase in deposits	11,496	8,530
Increase (decrease) in customer repurchase agreements	324	(616)
Increase (decrease) in Federal Home Loan Bank advances	(20,000)	(3,000)
Proceeds from the issuance of other borrowings	—	99,975
Repayment of other borrowings	—	(1,659)
Dividends on preferred stock	(194)	(192)
Net cash provided by (used in) financing activities	(8,374)	103,038
Net increase (decrease) in cash and cash equivalents	18,438	17,554
Cash and cash equivalents at beginning of period	105,277	160,888
Cash and cash equivalents at end of period	$123,715	$178,442
Supplemental cash flow information:
Interest paid	$2,348	$1,856
Income taxes paid	$1,123	$528
Supplemental noncash disclosures:
Loans transferred to OREO	$156	$497
Premises transferred to OREO	$2,215
Securities transferred in satisfaction of other borrowings	$—	$98,316
Loans transferred to Loans held for sale	$2,805	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The Company has four reportable segments consisting of Factoring, Banking, Asset Management, and Corporate. The Company’s Chief Executive Officer uses segment results to make operating and strategic decisions.

Newly Issued, But Not Yet Effective Accounting Standards

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  The FASB issued this ASU to improve the accounting for share-based payments.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including:  the presentation of income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and calculation of diluted earnings per share.  The amendments in this ASU are effective for fiscal years beginning after December 31, 2016, and interim periods within those years for public business entities.  Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted.  The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – Business combinations

ColoEast Bankshares, Inc.

On March 6, 2016, the Company entered into an agreement to acquire ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, in an all-cash transaction for $70,000,000. Consideration could be reduced to $69,000,000 should ColoEast not achieve certain targets.  ColoEast had total assets of $759,000,000, total loans of $453,000,000, and total deposits of $664,000,000 as of December 31, 2015. Colorado East Bank & Trust offers personal checking, savings, CD, money market, HSA, IRA, NOW and business accounts, as well as consumer, commercial and mortgage loans from 18 branches and one loan production office located throughout Colorado and far western Kansas. The transaction, which is expected to close during the third quarter of 2016, is subject to customary closing conditions, including approval of the merger agreement by ColoEast shareholders and receipt of required regulatory approvals.

Doral Money Acquisition

On February 27, 2015, the Company entered into a Purchase and Sale Agreement with the Federal Deposit Insurance Corporation (“FDIC”), in its capacity as receiver of Doral Bank, to acquire 100% of the equity of Doral Money, Inc. (“DMI”), a subsidiary of Doral Bank, and the management contracts associated with two active collateralized loan obligations (“CLOs”) with approximately $700,000,000 in assets under management. The consideration transferred in the acquisition consisted of cash paid at closing of $133,263,000 and a sales price adjustment of $2,601,000 which was accrued for at March 31, 2015 and settled on April 7, 2015, for total consideration transferred of $135,864,000. The primary purpose of the acquisition was to expand the CLO assets under management at TCA.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company completed the acquisition via an FDIC bid process for DMI as part of the Doral Bank failure and the resulting nontaxable bargain purchase gain represents the excess of the fair value of the net assets acquired over the fair value of the net consideration transferred. The Company subsequently recorded measurement period adjustments related to the finalization of income taxes associated with the transaction and the valuation of loans acquired in the transaction, which increased the bargain purchase gain by $1,708,000 and $900,000 during the three months ended September 30, 2015 and the three months ended December 31, 2015, respectively.

The Company incurred pre-tax expenses related to the acquisition of approximately $243,000 for the three months ended March 31, 2015, which are included in professional fees in the consolidated statements of income.

In addition, during March 2015 the Company sold the loans acquired in the DMI acquisition to third parties for a sales price equal to their acquisition date fair value. No gains or losses were recognized on the sales.

NOTE 3 - SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at March 31, 2016 and December 31, 2015 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$90,460	$1,508	$—	$91,968
Mortgage-backed securities, residential	26,667	510	—	27,177
Asset backed securities	13,239	—	(396)	12,843
State and municipal	1,298	29	—	1,327
Corporate bonds	27,786	239	(2)	28,023
SBA pooled securities	177	2	—	179
Total available for sale securities	$159,627	$2,288	$(398)	$161,517

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$25,796	$337	$—	$26,133

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$90,533	$518	$(17)	$91,034
Mortgage-backed securities, residential	28,006	361	(27)	28,340
Asset backed securities	17,957	24	(455)	17,526
State and municipal	1,509	17	—	1,526
Corporate bonds	24,542	74	(57)	24,559
SBA pooled securities	183	1	—	184
Total available for sale securities	$162,730	$995	$(556)	$163,169

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair value of securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$20,707	$20,757	$—	$—
Due from one year to five years	96,606	98,273	—	—
Due from five years to ten years	1,562	1,575	—	—
Due after ten years	669	713	25,796	26,133
	119,544	121,318	25,796	26,133
Mortgage-backed securities, residential	26,667	27,177	—	—
Asset backed securities	13,239	12,843	—	—
SBA pooled securities	177	179	—	—
	$159,627	$161,517	$25,796	$26,133

During the three months ended March 31, 2016, securities were sold resulting in proceeds of $4,345,000, gross gains of $5,000, and no losses. There were no sales of securities during the three months ended March 31, 2015.

Securities with a carrying amount of approximately $82,826,000 and $100,034,000 at March 31, 2016 and December 31, 2015, respectively, were pledged to secure customer repurchase agreements, Federal Home Loan Bank advances, and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
Asset backed securities	12,843	(396)	—	—	12,843	(396)
State and municipal	—	—	—	—	—	—
Corporate bonds	2,704	(2)	—	—	2,704	(2)
SBA pooled securities	—	—	—	—	—	—
	$15,547	$(398)	$—	$—	$15,547	$(398)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$10,029	$(17)	$—	$—	$10,029	$(17)
Mortgage-backed securities, residential	4,948	(27)	—	—	4,948	(27)
Asset backed securities	8,031	(416)	4,605	(39)	12,636	(455)
State and municipal	—	—	—	—	—	—
Corporate bonds	10,434	(57)	—	—	10,434	(57)
SBA pooled securities	—	—	—	—	—	—
	$33,442	$(517)	$4,605	$(39)	$38,047	$(556)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2016, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2016, management believes the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Commercial real estate	$293,485	$291,819
Construction, land development, land	41,622	43,876
1-4 family residential properties	76,973	78,244
Farmland	33,250	33,573
Commercial	509,433	495,356
Factored receivables	199,532	215,088
Consumer	13,530	13,050
Mortgage warehouse	78,015	120,879
Total	1,245,840	1,291,885
Allowance for loan and lease losses	(12,093)	(12,567)
	$1,233,747	$1,279,318

Total loans include net deferred origination and factoring fees totaling $951,000 and $1,218,000 at March 31, 2016 and December 31, 2015, respectively.

Loans with carrying amounts of $263,680,000 and $280,289,000 at March 31, 2016 and December 31, 2015, respectively, were pledged to secure Federal Home Loan Bank advance capacity.

During the three months ended March 31, 2016, loans with a carrying amount of $2,881,000 were transferred to Loans held for sale as the Company made the decision to sell the loans.  The loans were recorded in Loans held for sale at their fair value of $2,805,000, with the $76,000 decline in fair value recorded as a reduction in other noninterest income in the consolidated statements of income.  No loan transfers were recorded during the three months ended March 31, 2015.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) during the three months ended March 31, 2016 and 2015 is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended March 31, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,489	$129	$—	$1	$1,619
Construction, land development, land	367	(169)	—	—	198
1-4 family residential properties	274	22	(16)	5	285
Farmland	134	(1)	—	—	133
Commercial	5,276	25	—	30	5,331
Factored receivables	4,509	(440)	(8)	49	4,110
Consumer	216	30	(43)	19	222
Mortgage warehouse	302	(107)	—	—	195
	$12,567	$(511)	$(67)	$104	$12,093

(Dollars in thousands)	Beginning				Ending
Three months ended March 31, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$533	$590	$(89)	$41	$1,075
Construction, land development, land	333	11	—	—	344
1-4 family residential properties	215	90	(105)	23	223
Farmland	19	7	—	—	26
Commercial	4,003	(7)	(2)	2	3,996
Factored receivables	3,462	(45)	(67)	30	3,380
Consumer	140	(21)	(95)	60	84
Mortgage warehouse	138	20	—	—	158
	$8,843	$645	$(358)	$156	$9,286

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective allowance allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
March 31, 2016	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$714	$287,658	$5,113	$293,485	$100	$1,078	$441	$1,619
Construction, land development, land	—	40,463	1,159	41,622	—	198	—	198
1-4 family residential properties	637	73,595	2,741	76,973	1	284	—	285
Farmland	—	33,250	—	33,250	—	133	—	133
Commercial	12,302	494,038	3,093	509,433	1,246	4,085	—	5,331
Factored receivables	4,940	194,592	—	199,532	1,574	2,536	—	4,110
Consumer	37	13,493	—	13,530	—	222	—	222
Mortgage warehouse	—	78,015	—	78,015	—	195	—	195
	$18,630	$1,215,104	$12,106	$1,245,840	$2,921	$8,731	$441	$12,093

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2015	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$724	$286,006	$5,089	$291,819	$100	$1,034	$355	$1,489
Construction, land development, land	—	42,499	1,377	43,876	—	367	—	367
1-4 family residential properties	618	74,714	2,912	78,244	1	273	—	274
Farmland	—	33,573	—	33,573	—	134	—	134
Commercial	7,916	483,587	3,853	495,356	796	4,480	—	5,276
Factored receivables	3,422	211,666	—	215,088	1,694	2,815	—	4,509
Consumer	—	13,050	—	13,050	—	216	—	216
Mortgage warehouse	—	120,879	—	120,879	—	302	—	302
	$12,680	$1,265,974	$13,231	$1,291,885	$2,591	$9,621	$355	$12,567

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans. Loans included in these tables are non-PCI impaired loans and PCI loans that have deteriorated subsequent to acquisition and as a result have been deemed impaired and an allowance recorded. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from these tables.

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
March 31, 2016	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$532	$532	$100	$182	$218
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	13	20	1	624	734
Farmland	—	—	—	—	—
Commercial	5,535	5,563	1,246	6,767	6,776
Factored receivables	4,435	4,435	1,574	505	505
Consumer	—	—	—	37	37
Mortgage warehouse	—	—	—	—	—
PCI	1,423	1,679	441	—	—
	$11,938	$12,229	$3,362	$8,115	$8,270

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2015	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$531	$532	$100	$193	$229
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	14	21	1	604	793
Farmland	—	—	—	—	—
Commercial	1,491	1,520	796	6,425	6,433
Factored receivables	2,850	2,850	1,694	572	572
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$5,411	$5,448	$2,946	$7,794	$8,027

The following table presents average impaired loans and interest recognized on impaired loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$719	$—	$1,931	$14
Construction, land development, land	—	—	—	—
1-4 family residential properties	628	1	691	28
Farmland	—	—	—	—
Commercial	10,109	100	7,030	163
Factored receivables	4,181	—	1,271	—
Consumer	18	—	—	—
Mortgage warehouse	—	—	—	—
PCI	974	—	459	—
	$16,629	$101	$11,382	$205

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the unpaid principal and recorded investment for loans at March 31, 2016 and December 31, 2015. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI), (2) net deferred origination costs and fees, and (3) previous charge-offs.

(Dollars in thousands)	Recorded	Unpaid
March 31, 2016	Investment	Principal	Difference
Commercial real estate	$293,485	$300,151	$(6,666)
Construction, land development, land	41,622	43,111	(1,489)
1-4 family residential properties	76,973	79,488	(2,515)
Farmland	33,250	33,208	42
Commercial	509,433	510,283	(850)
Factored receivables	199,532	200,621	(1,089)
Consumer	13,530	13,551	(21)
Mortgage warehouse	78,015	78,015	—
	$1,245,840	$1,258,428	$(12,588)

(Dollars in thousands)	Recorded	Unpaid
December 31, 2015	Investment	Principal	Difference
Commercial	$291,819	$299,272	$(7,453)
Construction, land development, land	43,876	45,376	(1,500)
1-4 family residential properties	78,244	81,141	(2,897)
Farmland	33,573	33,533	40
Commercial	495,356	496,719	(1,363)
Factored receivables	215,088	216,201	(1,113)
Consumer	13,050	13,072	(22)
Mortgage warehouse	120,879	120,879	—
	$1,291,885	$1,306,193	$(14,308)

At March 31, 2016 and December 31, 2015, the Company had $21,293,000 and $21,188,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at March 31, 2016 and December 31, 2015:

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
March 31, 2016	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$148	$—	$714	$862
Construction, land development, land	10,813	—	—	10,813
1-4 family residential properties	574	—	615	1,189
Farmland	305	—	—	305
Commercial	5,167	—	6,719	11,886
Factored receivables	9,894	2,553	—	12,447
Consumer	247	—	37	284
Mortgage warehouse	—	—	—	—
PCI	3	—	7,127	7,130
	$27,151	$2,553	$15,212	$44,916

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2015	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$693	$—	$673	$1,366
Construction, land development, land	—	—	—	—
1-4 family residential properties	909	9	533	1,451
Farmland	—	—	—	—
Commercial	3,704	—	2,021	5,725
Factored receivables	12,379	1,931	—	14,310
Consumer	286	—	—	286
Mortgage warehouse	—	—	—	—
PCI	1,092	—	6,867	7,959
	$19,063	$1,940	$10,094	$31,097

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans(1)	$15,212	$10,094
Factored receivables greater than 90 days past due	2,553	1,931
Troubled debt restructurings accruing interest	3,465	1,330
	$21,230	$13,355

(1) Includes troubled debt restructurings of $2,767,000 and $53,000 at March 31, 2016 and December 31, 2015, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2016 and December 31, 2015, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
March 31, 2016	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$286,997	$1,375	$—	$5,113	$293,485
Construction, land development, land	40,463	—	—	1,159	41,622
1-4 family residential	73,608	624	—	2,741	76,973
Farmland	33,250	—	—	—	33,250
Commercial	478,078	28,262	—	3,093	509,433
Factored receivables	196,164	2,191	1,177	—	199,532
Consumer	13,491	39	—	—	13,530
Mortgage warehouse	78,015	—	—	—	78,015
	$1,200,066	$32,491	$1,177	$12,106	$1,245,840

(Dollars in thousands)
December 31, 2015	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$284,753	$1,977	$—	$5,089	$291,819
Construction, land development, land	42,499	—	—	1,377	43,876
1-4 family residential	73,838	1,494	—	2,912	78,244
Farmland	33,573	—	—	—	33,573
Commercial	470,208	21,295	—	3,853	495,356
Factored receivables	212,588	1,019	1,481	—	215,088
Consumer	13,050	—	—	—	13,050
Mortgage warehouse	120,879	—	—	—	120,879
	$1,251,388	$25,785	$1,481	$13,231	$1,291,885

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $6,232,000 and $1,383,000 as of March 31, 2016 and December 31, 2015, respectively.

The following table presents loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2016. There were no loans modified as troubled debt restructurings during the three months ended March 31, 2015.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
March 31, 2016	Loans	Investment	Investment
Commercial	16	$5,730	$5,730

As of March 31, 2016, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchased Credit Impaired Loans

The Company has loans that were acquired for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans receivable at March 31, 2016 and December 31, 2015, are as follows:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Contractually required principal and interest:
Real estate loans	$17,229	$17,800
Commercial loans	4,407	5,335
Outstanding contractually required principal and interest	$21,636	$23,135
Gross carrying amount included in loans receivable	$12,106	$13,231

The changes in accretable yield during the three months ended March 31, 2016 and 2015 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Accretable yield, beginning balance	$2,594	$4,977
Additions	—	—
Accretion	(517)	(429)
Reclassification from nonaccretable to accretable yield	—	—
Disposals	(13)	(52)
Accretable yield, ending balance	$2,064	$4,496

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Goodwill	$15,968	$15,968

	March 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$14,586	$(6,320)	$8,266	$14,586	$(5,765)	$8,821
Other intangible assets	4,830	(2,187)	2,643	4,830	(1,765)	3,065
	$19,416	$(8,507)	$10,909	$19,416	$(7,530)	$11,886

The changes in goodwill and intangible assets during the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Beginning balance	$27,854	$29,057
Acquired intangibles	—	1,918
Amortization of intangibles	(977)	(764)
Ending balance	$26,877	$30,211

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

TCA earned asset management fees totaling $1,629,000 and $958,000 for the three months ended March 31, 2016 and 2015, respectively.

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

At March 31, 2016, the Company’s loss exposure to Trinitas IV and Trinitas V is limited to its combined $21,870,000 investment in the entities which is classified as other assets within the Company’s consolidated balance sheets and accounted for under the equity method.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company performed a consolidation analysis of Trinitas IV and Trinitas V during the warehouse phase and concluded that Trinitas IV and Trinitas V are variable interest entities and that the Company and its related persons hold variable interests in the entities that could potentially be significant to the entities in the form of equity investments in the entities. However, the Company also concluded that due to certain approval and denial powers available to the senior lender under the warehouse credit facility for Trinitas IV and Trinitas V which provide for shared decision-making powers, the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance.  As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the entities in the Company’s financial statements.

NOTE 7 - Deposits

Deposits at March 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Noninterest bearing demand	$160,818	$168,264
Interest bearing demand	227,002	238,833
Individual retirement accounts	63,265	60,971
Money market	111,578	112,214
Savings	77,969	74,759
Certificates of deposit	569,820	543,909
Brokered deposits	49,941	50,000
Total Deposits	$1,260,393	$1,248,950

At March 31, 2016, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	March 31, 2016
Within one year	$519,352
After one but within two years	124,619
After two but within three years	20,846
After three but within four years	12,505
After four but within five years	5,704
Total	$683,026

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $108,046,000 and $106,258,000 at March 31, 2016 and December 31, 2015, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$35,075	$739	$6,571	$2,949
Unused lines of credit	39,326	90,648	35,514	81,189
Standby letters of credit	1,050	2,212	1,030	1,999

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company, upon extension of credit is based on management’s credit evaluation of the customer.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2016	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$91,968	$—	$91,968
Mortgage-backed securities-residential	—	27,177	—	27,177
Asset backed securities	—	12,843	—	12,843
State and municipal	—	1,327	—	1,327
Corporate bonds	—	28,023	—	28,023
SBA pooled securities	—	179	—	179
	$—	$161,517	$—	$161,517

Loans held for sale	$—	$3,043	$—	$3,043

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$91,034	$—	$91,034
Mortgage-backed securities-residential	—	28,340	—	28,340
Asset backed securities	—	17,526	—	17,526
State and municipal	—	1,526	—	1,526
Corporate bonds	—	24,559	—	24,559
SBA pooled securities	—	184	—	184
	$—	$163,169	$—	$163,169

Loans held for sale	$—	$1,341	$—	$1,341

There were no transfers between levels during 2016 or 2015.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2016	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$432	$432
1-4 family residential properties	—	—	12	12
Commercial	—	—	4,289	4,289
Factored receivables	—	—	2,861	2,861
PCI	—	—	982	982
Other real estate owned (1)
1-4 family residential properties	—	—	124	124
	$—	$—	$8,700	$8,700

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$431	$431
1-4 family residential properties	—	—	13	13
Commercial	—	—	695	695
Factored receivables	—	—	1,156	1,156
PCI	—	—	170	170
Other real estate owned (1)
1-4 family residential properties	—	—	128	128
Construction, land development, land	—	—	1,377	1,377
	$—	$—	$3,970	$3,970

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

OREO:    OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs is charged to the ALLL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The Company outsources the valuation of OREO with material balances to third party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments not previously presented at March 31, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
March 31, 2016	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$123,715	$123,715	$—	$—	$123,715
Securities - held to maturity	25,796	—	26,133	—	26,133
Loans not previously presented, net	1,225,171	—	—	1,231,620	1,231,620
FHLB stock	4,234	N/A	N/A	N/A	N/A
Accrued interest receivable	5,254	—	5,254	—	5,254

Financial liabilities:
Deposits	1,260,393	—	1,262,583	—	1,262,583
Customer repurchase agreements	9,641	—	9,641	—	9,641
Federal Home Loan Bank advances	110,000		110,000		110,000
Junior subordinated debentures	24,754	—	24,503	—	24,503
Accrued interest payable	1,272	—	1,272	—	1,272

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2015	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$105,277	$105,277	$—	$—	$105,277
Loans not previously presented, net	1,276,853	—	—	1,281,408	1,281,408
FHLB stock	3,818	N/A	N/A	N/A	N/A
Accrued interest receivable	4,832	—	4,832	—	4,832

Financial liabilities:
Deposits	1,248,950	—	1,249,751	—	1,249,751
Customer repurchase agreements	9,317	—	9,317	—	9,317
Federal Home Loan Bank advances	130,000	—	130,000	—	130,000
Junior subordinated debentures	24,687	—	23,153	—	23,153
Accrued interest payable	1,231	—	1,231	—	1,231

NOTE 11 - Regulatory Matters

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

The Company is subject to the Basel III regulatory capital framework. Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2016 and December 31, 2015, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2016 and December 31, 2015, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since March 31, 2016 that management believes have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of March 31, 2016 and December 31, 2015.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$280,547	19.7%	$114,218	8.0%	N/A	N/A
TBK Bank, SSB	$208,647	15.2%	$110,177	8.0%	$137,721	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$268,305	18.8%	$85,675	6.0%	N/A	N/A
TBK Bank, SSB	$196,489	14.3%	$82,674	6.0%	$110,232	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$237,317	16.6%	$64,256	4.5%	N/A	N/A
TBK Bank, SSB	$196,489	14.3%	$62,006	4.5%	$89,564	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$268,305	16.2%	$66,085	4.0%	N/A	N/A
TBK Bank, SSB	$196,489	12.4%	$63,231	4.0%	$79,038	5.0%

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$276,924	19.1%	$115,929	8.0%	N/A	N/A
TBK Bank, SSB	$205,978	14.7%	$111,869	8.0%	$139,836	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$264,239	18.2%	$86,968	6.0%	N/A	N/A
TBK Bank, SSB	$193,293	13.8%	$83,919	6.0%	$111,892	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$235,253	16.2%	$65,227	4.5%	N/A	N/A
TBK Bank, SSB	$193,293	13.8%	$62,939	4.5%	$90,912	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$264,239	16.6%	$63,824	4.0%	N/A	N/A
TBK Bank, SSB	$193,293	12.7%	$61,024	4.0%	$76,280	5.0%

Dividends paid by bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

	Preferred Stock
	Series A		Series B		Common Stock		Treasury Stock
	March	December	March	December	March	December	March	December
	2016	2015	2016	2015	2016	2015	2016	2015
Number of shares authorized	50,000	50,000	115,000	115,000	50,000,000	50,000,000
Number of shares issued	45,500	45,500	51,956	51,956	18,052,723	18,052,723
Number of shares outstanding	45,500	45,500	51,956	51,956	18,015,423	18,018,200	37,300	34,523
Par value per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	8.00%	8.00%
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $353,000 and $696,000 for the three months ended March 31, 2016 and 2015, respectively.

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

A summary of changes in the Company’s nonvested RSAs under the Omnibus Incentive Plan for the three months ended March 31, 2016 and 2015 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2016	201,270	$14.24
Granted	—	—
Vested	—	—
Forfeited	(2,777)	14.37
Nonvested at March 31, 2016	198,493	$14.24

Nonvested at January 1, 2015	252,256	$14.71
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2015	252,256	$14.71

Compensation expense for RSAs granted under the Omnibus Incentive Program will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2016, there was $988,000 of unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 1.20 years.

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2016	2015
Basic
Net income to common stockholders	$4,812	$13,852
Weighted average common shares outstanding	17,816,930	17,711,527
Basic earnings per common share	$0.27	$0.78
Diluted
Net income to common stockholders	$4,812	$13,852
Dilutive effect of preferred stock	—	192
Net income to common stockholders - diluted	$4,812	$14,044
Weighted average common shares outstanding	17,816,930	17,711,527
Add: Dilutive effects of restricted stock	113,788	11,962
Add: Dilutive effects of assumed exercises of stock warrants	50,558	28,823
Add: Dilutive effects of assumed conversion of Preferred A	—	315,773
Add: Dilutive effects of assumed conversion of Preferred B	—	360,578
Average shares and dilutive potential common shares	17,981,276	18,428,663
Dilutive earnings per common share	$0.27	$0.76

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended March 31,
	2016	2015
Shares assumed to be converted from Preferred Stock Series A	315,773	—
Shares assumed to be converted from Preferred Stock Series B	360,578	—

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

(Dollars in thousands)			Asset
Three Months Ended March 31, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$7,185	$17,426	$31	$251	$24,893
Intersegment interest allocations	(1,001)	1,001	—	—	—
Total interest expense	—	2,102	—	302	2,404
Net interest income (expense)	6,184	16,325	31	(51)	22,489
Provision for loan losses	(470)	(124)	—	83	(511)
Net interest income (expense) after provision	6,654	16,449	31	(134)	23,000
Noninterest income	445	2,015	1,671	850	4,981
Noninterest expense	4,573	13,582	1,346	577	20,078
Operating income (loss)	$2,526	$4,882	$356	$139	$7,903

(Dollars in thousands)			Asset
Three Months Ended March 31, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$7,228	$14,235	$60	$56	$21,579
Intersegment interest allocations	(909)	909	—	—	—
Total interest expense	—	1,572	10	272	1,854
Net interest income (expense)	6,319	13,572	50	(216)	19,725
Provision for loan losses	(109)	754	—	—	645
Net interest income (expense) after provision	6,428	12,818	50	(216)	19,080
Bargain purchase gain	—	—	12,509	—	12,509
Other noninterest income	331	2,585	957	277	4,150
Noninterest expense	4,312	12,400	2,626	1,445	20,783
Operating income (loss)	$2,447	$3,003	$10,890	$(1,384)	$14,956

(Dollars in thousands)			Asset
March 31, 2016	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$176,388	$1,597,373	$14,568	$306,504	$(407,038)	$1,687,795
Gross loans	$165,718	$1,177,071	$900	$15,151	$(113,000)	$1,245,840

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

NOTE 16 – SUBSEQUENT EVENTS

On April 1, 2016, the Company issued 101,105 shares of restricted stock with a grant date fair value of $1,605,000 and 164,175 non-qualified stock options with a grant date fair value of $961,000 to its directors and certain officers and employees in accordance with the provisions of the Omnibus Incentive Plan.  These awards vest over various time periods of up to four years and were issued for Board of Director compensation and management incentives.

item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending, healthcare lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our Triumph Capital Advisors asset management subsidiary, we provide investment management services currently focused on the origination and management of collateralized loan obligations. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of March 31, 2016, we had consolidated total assets of $1.688 billion, total loans held for investment of $1.246 billion, total deposits of $1.260 billion and total stockholders’ equity of $274.1 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. In addition, through our Triumph Capital Advisors asset management subsidiary, we provide fee-based asset management services distinct from our traditional banking offerings and operations.  As a result, we have determined our reportable segments are Banking, Factoring, Asset Management, and Corporate. For the three months ended March 31, 2016, our banking segment generated 64% of our total revenue (comprised of interest and noninterest income), our factoring segment generated 26% of our total revenue, our asset management segment generated 6% of our total revenue, and our corporate segment generated 4% of our total revenue.

Recent Developments

ColoEast Bankshares, Inc.

On March 6, 2016, the Company entered into an agreement to acquire ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, in an all-cash transaction for $70 million. Consideration could be reduced to $69 million should ColoEast not achieve certain targets.  ColoEast had total assets of $759 million, total loans of $453 million, and total deposits of $664 million as of December 31, 2015. Colorado East Bank & Trust offers personal checking, savings, CD, money market, HSA, IRA, NOW and business accounts, as well as consumer, commercial and mortgage loans from 18 branches and one loan production office located throughout Colorado and far western Kansas. The transaction, which is expected to close during the third quarter of 2016, is subject to customary closing conditions, including approval of the merger agreement by ColoEast shareholders and receipt of required regulatory approvals.

Financial Highlights

The Company’s key financial highlights as of and for the three months ended March 31, 2016, as compared to the prior period, are shown below:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2016	2015
Income Statement Data:
Interest income	$24,893	$21,579
Interest expense	2,404	1,854
Net interest income	22,489	19,725
Provision for loan losses	(511)	645
Net interest income after provision	23,000	19,080
Bargain purchase gain	—	12,509
Other noninterest income	4,981	4,150
Noninterest income	4,981	16,659
Noninterest expense	20,078	20,783
Net income before income taxes	7,903	14,956
Income tax expense	2,897	912
Net income	5,006	14,044
Dividends on preferred stock	(194)	(192)
Net income available to common stockholders	$4,812	$13,852

Per Share Data:
Basic earnings per common share	$0.27	$0.78
Diluted earnings per common share	$0.27	$0.76
Weighted average shares outstanding - basic	17,816,930	17,711,527
Weighted average shares outstanding - diluted	17,981,276	18,428,663

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	N/A	$0.14
Adjusted weighted average shares outstanding - diluted	N/A	17,752,312

Performance ratios - Annualized(2):
Return on average assets	1.20%	3.93%
Return on average common equity (1)	7.37%	23.95%
Return on average tangible common equity (1)	8.23%	27.38%
Return on average total equity	7.39%	23.31%
Yield on loans	7.84%	8.50%
Adjusted yield on loans (1)	7.47%	8.04%
Cost of interest bearing deposits	0.74%	0.64%
Cost of total deposits	0.64%	0.55%
Cost of total funds	0.69%	0.63%
Net interest margin (1)	5.90%	6.11%
Adjusted net interest margin (1)	5.61%	5.76%
Efficiency ratio (1)	73.09%	79.70%
Net noninterest expense to average assets (1)	3.61%	4.18%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2016	2015
Balance Sheet Data:
Total assets	$1,687,795	$1,691,313
Cash and cash equivalents	123,715	105,277
Investment securities	187,313	163,169
Loans held for sale	3,043	1,341
Loans held for investment, net	1,233,747	1,279,318
Total liabilities	1,413,681	1,423,275
Noninterest bearing deposits	160,818	168,264
Interest bearing deposits	1,099,575	1,080,686
FHLB advances	110,000	130,000
Junior subordinated debentures	24,754	24,687
Total stockholders’ equity	274,114	268,038
Preferred stockholders' equity	9,746	9,746
Common stockholders' equity (1)	264,368	258,292

Per Share Data:
Book value per share	$14.67	$14.34
Tangible book value per share (1)	$13.18	$12.79
Shares outstanding end of period	18,015,423	18,018,200

Asset Quality ratios(3):
Past due to total loans	3.61%	2.41%
Nonperforming loans to total loans	1.70%	1.03%
Nonperforming assets to total assets	1.72%	1.10%
ALLL to nonperforming loans	56.96%	94.10%
ALLL to total loans	0.97%	0.97%
Net charge-offs to average loans(4)	0.00%	0.07%

Capital ratios :
Tier 1 capital to average assets	16.24%	16.56%
Tier 1 capital to risk-weighted assets	18.79%	18.23%
Common equity Tier 1 capital to risk-weighted assets	16.62%	16.23%
Total capital to risk-weighted assets	19.65%	19.11%
Total stockholders' equity to total assets	16.24%	15.85%
Tangible common stockholders' equity ratio (1)	14.30%	13.85%

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

(2)	Amounts have been annualized.
(3)	Asset quality ratios exclude loans held for sale.
(4)	Net charge-offs to average loans ratios are for the three months ended March 31, 2016 and the year ended December 31, 2015.

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

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2016	2015
Net income available to common stockholders	N/A	$13,852
Less: bargain purchase gain, nontaxable	N/A	12,509
Add: merger and acquisition expenses, net of tax	N/A	158
Add: incremental bonus related to acquisition, net of tax	N/A	1,138
Less: escrow recovery from DHF, net of tax	N/A	195
Adjusted net income available to common stockholders	N/A	$2,444

Weighted average shares outstanding - diluted	N/A	18,428,663
Less: adjusted effects of assumed preferred stock conversion	N/A	676,351
Adjusted weighted average shares outstanding - diluted	N/A	17,752,312
Adjusted diluted earnings per common share	N/A	$0.14

Net income available to common stockholders	$4,812	$13,852
Average tangible common equity	235,192	205,204
Return on average tangible common equity	8.23%	27.38%

Efficiency ratio:
Net interest income	$22,489	$19,725
Noninterest income	4,981	16,659
Operating revenue	27,470	36,384
Less: bargain purchase gain, nontaxable	—	12,509
Less: escrow recovery from DHF, pre-tax	—	300
Adjusted operating revenue	$27,470	$23,575

Total noninterest expense	$20,078	$20,783
Less: merger and acquisition expenses, pre-tax	—	243
Less: incremental bonus related to acquisition, pre-tax	—	1,750
Adjusted noninterest expense	$20,078	$18,790
Efficiency ratio	73.09%	79.70%

Net noninterest expense to average assets ratio:
Total noninterest expense	$20,078	$20,783
Less: merger and acquisition expenses, pre-tax	—	243
Less: incremental bonus related to acquisition, pre-tax	—	1,750
Adjusted noninterest expense	$20,078	$18,790

Total noninterest income	$4,981	$16,659
Less: bargain purchase gain, nontaxable	—	12,509
Less: escrow recovery from DHF, pre-tax	—	300
Adjusted noninterest income	4,981	3,850
Adjusted net noninterest expenses	$15,097	$14,940
Average Total Assets	1,682,640	1,449,791
Net noninterest expense to average assets ratio	3.61%	4.18%

Reported yield on loans	7.84%	8.50%
Effect of accretion income on acquired loans	(0.37%)	(0.46%)
Adjusted yield on loans	7.47%	8.04%

Reported net interest margin	5.90%	6.11%
Effect of accretion income on acquired loans	(0.29%)	(0.35%)
Adjusted net interest margin	5.61%	5.76%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2016	2015
Total stockholders' equity	$274,114	$268,038
Less: Preferred stock liquidation preference	9,746	9,746
Total common stockholders' equity	264,368	258,292
Less: Goodwill and other intangibles	26,877	27,854
Tangible common stockholders' equity	$237,491	$230,438
Common shares outstanding	18,015,423	18,018,200
Tangible book value per share	$13.18	$12.79

Total assets at end of period	$1,687,795	$1,691,313
Less: Goodwill and other intangibles	26,877	27,854
Adjusted total assets at period end	$1,660,918	$1,663,459
Tangible common stockholders' equity ratio	14.30%	13.85%

Results of Operations

Net Income

Three months ended March 31, 2016 compared with three months ended March 31, 2015. We earned net income of $5.0 million for the three months ended March 31, 2016 compared to $14.0 million for the three months ended March 31, 2015, a decrease of $9.0 million. The decrease was the result of an $11.7 million decrease in noninterest income and a $2.0 million increase in income tax expense, offset by a $2.8 million increase in net interest income, a $1.1 million reduction in the provision for loan losses, and a $0.7 million decrease in noninterest expense. These results were most significantly impacted by our acquisition of Doral Money, Inc. (“Doral Money”) during the three months ended March 31, 2015 which resulted in a pre-tax bargain purchase gain in the amount of $12.5 million included in noninterest income offset by an additional $1.8 million bonus accrual and approximately $0.3 million of transaction costs recorded in connection with the Doral Money acquisition and reported as noninterest expense.

Excluding the impact of the Doral Money acquisition, we earned net income of $2.6 million for the three months ended March 31, 2015 compared to net income of $5.0 million for the three months ended March 31, 2016.

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

Three months ended March 31, 2016 compared with three months ended March 31, 2015. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the three month periods ended March 31, 2016 and 2015:

	For The Three Months Ended March 31,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$129,232	$208	0.65%	$154,615	$141	0.37%
Taxable securities	170,695	758	1.79%	154,810	627	1.64%
Tax-exempt securities	1,135	7	2.48%	5,910	12	0.82%
FHLB and FRB stock	4,269	10	0.94%	4,538	51	4.56%
Loans (1)	1,226,564	23,910	7.84%	990,450	20,748	8.50%
Total interest earning assets	1,531,895	24,893	6.54%	1,310,323	21,579	6.68%
Noninterest earning assets:
Cash and cash equivalents	25,387			26,328
Other noninterest earning assets	125,358			113,140
Total assets	$1,682,640			$1,449,791
Interest bearing liabilities:
Deposits:
Interest bearing demand	$220,841	$57	0.10%	$230,455	$33	0.06%
Individual retirement accounts	61,912	191	1.24%	55,369	156	1.14%
Money market	112,226	65	0.23%	119,199	67	0.23%
Savings	76,551	10	0.05%	72,034	9	0.05%
Certificates of deposit	561,675	1,545	1.11%	468,573	1,181	1.02%
Brokered deposits	49,997	125	1.01%	50,003	124	1.01%
Total deposits	1,083,202	1,993	0.74%	995,633	1,570	0.64%
Junior subordinated debentures	24,714	302	4.91%	24,449	272	4.51%
Other borrowings	131,428	109	0.33%	15,229	12	0.32%
Total interest bearing liabilities	1,239,344	2,404	0.78%	1,035,311	1,854	0.73%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	160,378			160,875
Other liabilities	10,578			9,304
Total equity	272,340			244,301
Total liabilities and equity	$1,682,640			$1,449,791
Net interest income		$22,489			$19,725
Interest spread (2)			5.76%			5.95%
Net interest margin (3)			5.90%			6.11%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized

We earned net interest income of $22.5 million for the three months ended March 31, 2016 compared to $19.7 million for the three months ended March 31, 2015, an increase of $2.8 million. This increase in net interest income was driven by increases in average interest earning assets, which was primarily attributable to growth in our commercial finance product lines, as our factored receivables, asset-based loans, and equipment loans all increased on a period over period basis as a result of our continued execution of our growth strategy for such products.  Average total interest earning assets increased to $1.532 billion for the three months ended March 31, 2016 from $1.310 billion for the three months ended March 31, 2015, an increase of $222 million.

The growth in net interest income attributable to increases in our average interest earning assets was offset in part by a decrease in our net interest margin.  Net interest margin decreased to 5.90% for the three months ended March 31, 2016 from 6.11% for the three months ended March 31, 2015, a decrease of 21 basis points.

The decline in our net interest margin primarily resulted from a decrease in yields on our interest earning assets.  Our average yield on earning assets decreased to 6.54% for the three months ended March 31, 2016 from 6.68% for the three months ended March 31, 2015, a decrease of 14 basis points. The decrease was partially due to change in the mix within our loan portfolio period over period as our mortgage warehouse clients had a higher utilization of their facilities during the three months ended March 31, 2016, which increased our relatively lower yielding mortgage warehouse balances as a percentage of the overall portfolio.  In addition, although the average balances of factored receivables increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall factoring portfolio to 76% at March 31, 2016 compared to 87% at March 31, 2015 as we continue to expand our non-transportation factoring product lines in 2016.  Finally, we have experienced a diminishing impact of discount accretion on the loan portfolio yield period over period.  These decreases within the loan portfolio yield were offset in part by the change in mix of our total interest earning assets as we held a greater concentration of our earning assets in our higher yielding loan portfolio during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition in 2013. The aggregate increased yield on our loan portfolio attributable to this discount accretion was 37 basis points for the three months ended March 31, 2016 and 46 basis points for the three months ended March 31, 2015. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.47%  and 8.04% for the three months ended March 31, 2016 and 2015, respectively.  We anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be partially offset by continued growth in our higher yielding specialized commercial finance product lines.  As of March 31, 2016, there was approximately $6.0 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired loan portfolios.

The decrease in our net interest margin resulting from changes in the average yield in our loan portfolio discussed above was also impacted by an increase in our average cost of funds.  Our average cost of interest bearing liabilities increased to 0.78% for the three months ended March 31, 2016 from 0.73% for the three months ended March 31, 2015, an increase of 5 basis points.  This increase was primarily due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used to fund our growth period over period.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.61% and 5.76% for the three months ended March 31, 2016 and 2015, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities for the three month periods ended March 31, 2016 and 2015. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to volume.

	Three Months Ended
	March 31, 2016 vs. 2015
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$108	$(41)	$67
Taxable securities	60	71	131
Tax-exempt securities	24	(29)	(5)
FHLB and FRB stock	(40)	(1)	(41)
Loans	(1,441)	4,603	3,162
Total interest income	(1,289)	4,603	3,314
Interest bearing liabilities:
Interest bearing demand	26	(2)	24
Individual retirement accounts	15	20	35
Money market	2	(4)	(2)
Savings	—	1	1
Certificates of deposit	108	256	364
Brokered deposits	1	—	1
Total deposits	152	271	423
Junior subordinated debentures	27	3	30
Other borrowings	1	96	97
Total interest expense	180	370	550
Change in net interest income	$(1,469)	$4,233	$2,764

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses at an adequate level to absorb probable incurred losses in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

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

We recorded a negative provision for loan losses of $0.5 million for the three months ended March 31, 2016 compared to a provision of $0.6 million for the three months ended March 31, 2015.  We experienced a net recovery of $0.04 million in the three months ended March 31, 2016 compared to net charge-offs of $0.2 million for the same period in 2015.  The negative provision for the three months ended March 31, 2016 was primarily due to reductions in loan balances during the period, which decreased from $1.223 billion at December 31, 2015 to $1.177 billion at March 31, 2016.  In contrast, loan balances increased during the three months ended March 31, 2015 from $1.006 billion at December 31, 2014 to $1.011 billion at March 31, 2015, resulting in provision expense for that period.  In addition, the reduced provision for loan losses also reflects the low level of net charge-offs in our portfolio in the three months ended March 31, 2016 compared to the same period in 2015.  This lower level of charge-offs impacts the historical loss rates used in the quantitative component of our required ALLL calculations, as more recent periods are more indicative of incurred losses than prior years in which we experienced higher loss rates, resulting in a lower required ALLL as a percentage of outstanding loan balances as of March 31, 2016.

Our ALLL was $12.1 million as of March 31, 2016 compared to $12.6 million as of December 31, 2015.

Noninterest Income

The following table presents the major categories of noninterest income for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Service charges on deposits	$659	$612	$47	7.7%
Card income	546	523	23	4.4%
Net OREO gains (losses) and valuation adjustments	(11)	26	(37)	(142.3%)
Net gains on sale of securities	5	—	5	100.0%
Net gains on sale of loans	12	542	(530)	(97.8%)
Fee income	534	422	112	26.5%
Bargain purchase gain	—	12,509	(12,509)	(100.0%)
Asset management fees	1,629	958	671	70.0%
Other	1,607	1,067	540	50.6%
Total noninterest income	$4,981	$16,659	$(11,678)	(70.1%)

Three months ended March 31, 2016 compared with three months ended March 31, 2015. We earned noninterest income of $5.0 million for the three months ended March 31, 2016, compared to $16.7 million for the three months ended March 31, 2015, a decrease of $11.7 million. This decrease was significantly impacted by the realization of a pre-tax bargain purchase gain in the amount of $12.5 million associated with the acquisition of Doral Money in March 2015.

Excluding the bargain purchase gain, we earned noninterest income of $4.2 million for the three months ended March 31, 2015 compared to $4.6 million for the three months ended March 31, 2016, an increase of $0.4 million.  The increase was primarily due to noninterest income earned with respect to CLO asset management fees earned by Triumph Capital Advisors and income from our CLO warehouse equity investments, offset by decreased gains realized on sales of residential mortgage loans.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 142% due to decreased sales activity period over period.  Proceeds from loan sales decreased from $19.7 million for the three months ended March 31, 2015 to $2.0 million for the three months ended March 31, 2016.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the three months ended March 31, 2016 is indicative of the run off of the business.

•

Fee Income.  Fee income, comprised primarily of fees and service charges earned from services provided to our factoring clients, increased 27% due to the growth experienced in our factored accounts receivable portfolio purchases and the number of new factored accounts receivable clients during the period.  Factored accounts receivable purchases increased from $403 million during the three months ended March 31, 2015 to $446 million during the three months ended March 31, 2016.  The number of factored accounts receivable clients increased from 1,869 clients at March 31, 2015 to 2,198 clients at March 31, 2016.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased from $1.0 million for the three months ended March 31, 2015 to $1.6 million for the three months ended March 31, 2016.  Triumph Capital Advisors closed its third CLO offering in June 2015, and assumed two CLO asset management agreements in March 2015 as a result of the Doral Money acquisition, which increased its asset management fees on a period over period basis.  As of March 31, 2016, Triumph Capital Advisors managed $1.852 billion of CLO assets earning approximately 35 basis points on average in asset management fees.

•

Other.  Other income increased from $1.1 million for the three months ended March 31, 2015 to $1.2 million for the three months ended March 31, 2016.  Other income also includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, Triumph Insurance Group commissions, and income earned from our CLO warehouse equity investments.  Income from our CLO warehouse equity investments increased $0.4 million, from $0.2 million for the three months ended March 31, 2015 to $0.6 million for the three months ended March 31, 2016 due to our increased investments in the CLO warehouse entities.  There were no significant increases or decreases in the remaining components of other income period over period.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$12,252	$13,269	$(1,017)	(7.7%)
Occupancy, furniture and equipment	1,493	1,572	(79)	(5.0%)
FDIC insurance and other regulatory assessments	224	263	(39)	(14.8%)
Professional fees	1,073	1,327	(254)	(19.1%)
Amortization of intangible assets	977	764	213	27.9%
Advertising and promotion	519	543	(24)	(4.4%)
Communications and technology	1,432	886	546	61.6%
Other	2,108	2,159	(51)	(2.4%)
Total noninterest expense	$20,078	$20,783	$(705)	(3.4%)

Three months ended March 31, 2016 compared with three months ended March 31, 2015. Noninterest expense totaled $20.1 million for the three months ended March 31, 2016 compared to $20.8 million for the three months ended March 31, 2015, a decrease of $0.7 million. This decrease was impacted by the accrual of an incremental $1.8 million bonus expense during the three months ended March 31, 2015 for the anticipated amount expected to be paid to team members to recognize their contribution to the Doral Money acquisition.

Excluding the Doral Money bonus accrual, noninterest expense totaled $19.0 million for the three months ended March 31, 2015 compared to $20.1 million for the three months ended March 31, 2016, an increase of $1.1 million.  This increase is primarily attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $12.3 million for the three months ended March 31, 2016 compared to $13.3 million for the three months ended March 31, 2015.  Excluding the Doral Money bonus accrual, salaries and employee benefits expenses were $11.5 million for the three months ended March 31, 2015 compared to $12.3 million for the three months ended March 31, 2016, an increase of $0.8 million. This increase is attributable to several factors.  We experienced a slight increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 492.0 and 485.0 at March 31, 2016 and 2015, respectively. Sources of this increased headcount were primarily employees hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $1.1 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015, a decrease of $0.2 million. This decrease is partially attributable to approximately $0.2 million of professional fees associated with the Company’s acquisition of Doral Money during the three months ended March 31, 2015.

•

Amortization of Intangibles. Amortization of intangible assets was $1.0 million for the three months ended March 31, 2016 compared to $0.8 million for the three months ended March 31, 2015, an increase of $0.2 million.  The increase is primarily due to the amortization of intangible assets recorded in conjunction with our acquisition of Doral Money in March 2015.  As of March 31, 2016, we had intangible assets with a recorded balance of $10.9 million, with remaining amortization of $2.1 million scheduled in fiscal year 2016, $2.5 million of amortization scheduled in fiscal year 2017, and the remaining $6.3 million of amortization scheduled thereafter.

•

Communications and Technology. Communications and technology expenses were $1.4 million for the three months ended March 31, 2016, compared to $0.9 million for the three months ended March 31, 2015, an increase of $0.5 million. This increase is partly attributed both to the communications and technology expense associated with our larger workforce in 2015 as well as the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.

•

Other. Other noninterest expense decreased from $2.2 million for the three months ended March 31, 2015 to $2.1 million for the three months ended March 31, 2016.  Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses. There were no significant increases or decreases in the various components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended March 31, 2016 was $2.9 million compared to $0.9 million for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was 37% compared to 6% for the three months ended March 31, 2015.  The lower effective tax rate for the three months ended March 31, 2015 reflects the significant increase in nontaxable income attributed to the $12.5 million bargain purchase gain associated with the Doral Money acquisition.  Excluding the impact of the nontaxable bargain purchase gain, our effective tax rate for the three months ended March 31, 2015 was 37%.

Operating Segment Results

Our reportable segments are Factoring, Banking, Asset Management, and Corporate which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The Banking segment includes the operations of TBK Bank, including loans originated under our Triumph Commercial Finance, Triumph Healthcare Finance, and Triumph Premium Finance brands. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Banking segment also includes certain factored receivables which are purchased by TBK Bank under its Triumph Commercial Finance brand as opposed to at Triumph Business Capital.  The Asset Management segment includes the operations of Triumph Capital Advisors with revenue derived from fees for managing collateralized loan obligation funds. Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

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

Three months ended March 31, 2016 compared with three months ended March 31, 2015. The following tables present our primary operating results for our operating segments as of March 31, 2016 and December 31, 2015, and for the three month periods ended March 31, 2016 and 2015, respectively.

(Dollars in thousands)			Asset
Three Months Ended March 31, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$7,185	$17,426	$31	$251	$24,893
Intersegment interest allocations	(1,001)	1,001	—	—	—
Total interest expense	—	2,102	—	302	2,404
Net interest income (expense)	6,184	16,325	31	(51)	22,489
Provision for loan losses	(470)	(124)	—	83	(511)
Net interest income (expense) after provision	6,654	16,449	31	(134)	23,000
Noninterest income	445	2,015	1,671	850	4,981
Noninterest expense	4,573	13,582	1,346	577	20,078
Operating income (loss)	$2,526	$4,882	$356	$139	$7,903

(Dollars in thousands)			Asset
Three Months Ended March 31, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$7,228	$14,235	$60	$56	$21,579
Intersegment interest allocations	(909)	909	—	—	—
Total interest expense	—	1,572	10	272	1,854
Net interest income (expense)	6,319	13,572	50	(216)	19,725
Provision for loan losses	(109)	754	—	—	645
Net interest income (expense) after provision	6,428	12,818	50	(216)	19,080
Bargain purchase gain	—	—	12,509	—	12,509
Other noninterest income	331	2,585	957	277	4,150
Noninterest expense	4,312	12,400	2,626	1,445	20,783
Operating income (loss)	$2,447	$3,003	$10,890	$(1,384)	$14,956

(Dollars in thousands)			Asset
March 31, 2016	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$176,388	$1,597,373	$14,568	$306,504	$(407,038)	$1,687,795
Gross loans	$165,718	$1,177,071	$900	$15,151	$(113,000)	$1,245,840

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

Factoring

Our Factoring segment’s operating income for the three months ended March 31, 2016 was $2.5 million, compared with $2.4 million for the three months ended March 31, 2015, an increase of $0.1 million, as factored receivables in our factoring segment grew 6.2% from $156.0 million as of March 31, 2015 to $165.7 million as of March 31, 2016.  Our average number of clients increased from 1,618 for the three months ended March 31, 2015 to 2,131 for the three months ended March 31, 2016 and the corresponding factored accounts receivable purchases increased from $365.4 million during the three months ended March 31, 2015 to $381.6 million during the three months ended March 31, 2016.  Our average invoice size decreased 16% from $1,539 for the three months ended March 31, 2015 to $1,295 for the three months ended March 31, 2016, however, the number of invoices purchased increased 24% period over period.

Net interest income was $6.2 million for the three months ended March 31, 2016 compared to $6.3 million for the three months ended March 31, 2015, a decrease of $0.1 million.  The decrease in net interest income is primarily due to pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment.

Our provision for loan losses was $(0.5) million for the three months ended March 31, 2016 compared to $(0.1) million for the three months ended March 31, 2015. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  The decreased provision in the three months ended March 31, 2016 was primarily due to variances in purchased factored receivables during the three months ended March 31, 2016 and 2015.  During the three months ended March 31, 2016 factored receivables decreased $20.7 million from December 31, 2015.  During the three months ended March 31, 2015, factored receivables decreased $14.4 million from December 31, 2014.  The larger decrease in factored receivable balances within the three months ended March 31, 2016 resulted in a greater reduction in the provision for loan losses compared to the three months ended March 31, 2015.

Noninterest income was $0.4 million for the three months ended March 31, 2016 compared to $0.3 million for the three months ended March 31, 2015.  The increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $4.6 million for the three months ended March 31, 2016 compared to $4.3 million for the three months ended March 31, 2015, driven primarily by increased personnel and operating costs incurred in connection with growth in our factoring portfolio clients and processing volumes.

Banking

Our Banking segment’s operating income totaled $4.9 million for the three months ended March 31, 2016 compared to operating income of $3.0 million for the three months ended March 31, 2015. We experienced an increase in net interest income from $13.6 million for the three months ended March 31, 2015 to $16.3 million for the three months ended March 31, 2016.  In addition, the provision for loan losses decreased from $0.8 million for the three months ended March 31, 2015 to $(0.1) million for the three months ended March 31, 2016.  These increases in operating income were offset in part by decreases in other noninterest income and increases in noninterest expenses period over period

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset-based loans, and healthcare asset-based loans.  Outstanding loans in our Banking segment grew 38% from $855.4 million as of March 31, 2015 to $1.177 billion as of March 31, 2016.

The lower provision for loan losses in the three months ended March 31, 2016 is primarily due to reductions in Banking segment loan balances, which decreased $46 million from $1.223 billion at December 31, 2015 to $1.177 billion at March 31, 2016.  In contrast, Banking segment loan balances increased $20 million from $835 million at December 31, 2014 to $855 million at March 31, 2015, resulting in provision expense for that period.  In addition, the reduced provision for loan losses also reflects the low level of net charge-offs in our portfolio in the three months ended March 31, 2016 compared to the same period in 2015.  This lower level of charge-offs impacts the historical loss rates used in the quantitative component of our required ALLL calculations, as more recent periods are more indicative of incurred losses than prior years in which we experienced higher loss rates, resulting in a lower required ALLL as a percentage of outstanding loan balances as of March 31, 2016.

Noninterest income was $2.0 million for the three months ended March 31, 2016 compared to $2.6 million for the three months ended March 31, 2015. This decrease was primarily due a reduction in net gains on sale of loans, comprised primarily of residential mortgage loans sold, which decreased 142% due to decreased sales activity period over period.  Proceeds from loan sales decreased from $19.7 million for the three months ended March 31, 2015 to $2.0 million for the three months ended March 31, 2016. We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the three months ended March 31, 2016 is indicative of the run off of the business.

Noninterest expense was $13.6 million for the three months ended March 31, 2016, compared with $12.4 million for the three months ended March 31, 2015, an increase of $1.2 million driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending as well as merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.  In addition, the increase in noninterest expense is partially related to the reassignment of certain personnel to the Banking segment in connection with the merger of our subsidiary banks in October 2015.

Asset Management

Our Asset Management segment’s operating income totaled $0.4 million for the three months ended March 31, 2016 compared to $10.9 million for the three months ended March 31, 2015. This increase was significantly impacted by the recording of a pre-tax bargain purchase gain in the amount of $12.5 million associated with the acquisition of Doral Money in March 2015, offset by direct transaction costs of $0.2 million and the accrual of a $1.8 million incremental bonus expense for the anticipated amount expected to be paid to team members to recognize their contribution to the transaction.  Excluding the bargain purchase gain net of transaction costs and the incremental bonus accrual, the asset management segment reported operating income of $0.4 million for the three months ending March 31, 2015.  Included in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 result is an increase of $0.7 million related to asset management fees earned by Triumph Capital Advisors which closed an additional CLO offering in June 2015, and assumed CLO asset management contracts in the March 2015 Doral Money acquisition. As of March 31, 2016, Triumph Capital Advisors managed $1.852 billion of CLO assets earning approximately 35 basis points on average in asset management fees.  These increases were offset in part by an increase in noninterest expenses of $0.5 million from $0.8 million for the three months ended March 31, 2015, to $1.3 million for the three months ended March 31, 2016.  Increased noninterest expenses, excluding the impact of the Doral Money acquisition expenses described above, were primarily related to the amortization of intangible assets recorded in conjunction with our acquisition of Doral Money as well as increases in personnel costs to support the growth in this segment.

Corporate

The Corporate segment’s operating income totaled $0.1 million for the three months ended March 31, 2016, compared with an operating loss of $1.4 million for the three months ended March 31, 2015.  The increase in loans and associated interest income at the holding company is primarily due to the investment in shared national credits purchased by the holding company during 2015.  These shared national credits had a remaining balance of $15.2 million as of March 31, 2016.  Also included in the Corporate segment’s increased operating income is an increase of $0.6 million in noninterest income and a decrease of $0.9 million in operating expenses for the three months ended March 31, 2016.  The increase in noninterest income is primarily due to earnings associated with the Corporate segment’s additional equity investments in CLO warehouse entities.  The decrease in operating expenses is primarily related to the reassignment of certain personnel to the Banking segment in connection with the merger of our subsidiary banks in October 2015.

Financial Condition

Assets

Total assets were $1.688 billion at March 31, 2016, compared to $1.691 billion at December 31, 2015, a decrease of $3 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $1.246 billion at March 31, 2016, compared with $1.292 billion at December 31, 2015.

We offer a broad range of lending and credit products.  Within our TBK Bank subsidiary, we offer a full range of lending products, including commercial real estate, construction and development, residential real estate, general commercial, mortgage warehouse facilities, farmland and consumer loans, focused on our community banking markets in Iowa and Illinois.  We also originate a variety of commercial finance products offered on a nationwide basis.  These products include our factored receivables, the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand, the healthcare asset-based loans originated under our Triumph Healthcare Finance brand, and the premium finance loans originated under our Triumph Premium Finance brand.

The following table shows our loan portfolio by portfolio segments as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$293,485	24%	$291,819	23%
Construction, land development, land	41,622	3%	43,876	3%
1-4 family residential properties	76,973	6%	78,244	6%
Farmland	33,250	3%	33,573	3%
Commercial	509,433	41%	495,356	38%
Factored receivables	199,532	16%	215,088	17%
Consumer	13,530	1%	13,050	1%
Mortgage warehouse	78,015	6%	120,879	9%
Total Loans	$1,245,840	100%	$1,291,885	100%

Commercial Real Estate Loans. Our commercial real estate loans were $293.5 million at March 31, 2016, an increase of $1.7 million from $291.8 million at December 31, 2015, due primarily to new loan origination activity during the three months ended March 31, 2016.

Construction and Development Loans. Our construction and development loans were $41.6 million at March 31, 2016, a decrease of $2.3 million from $43.9 million at December 31, 2015, due primarily to paydowns that offset new loan activity for the period.

Residential Real Estate Loans. Our one-to-four family residential loans were $77.0 million at March 31, 2016, a decrease of $1.2 million from $78.2 million at December 31, 2015, due primarily to paydowns that offset new loan activity for the period.  As previously discussed, we made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  As a result, we expect our residential real estate loan balances to continue to decline as existing loans payoff.

Commercial Loans. Our commercial loans held for investment were $509.4 million at March 31, 2016, an increase of $14.0 million from $495.4 million at December 31, 2015. This increase was driven by growth in the asset-based and equipment loans originated under our Triumph Commercial Finance brand as we continue to execute on our growth strategy for such products. In addition, premium finance loans originated under our Triumph Premium Finance brand continued to grow during the period.  These increases were offset by slight decreases in our asset-based healthcare loans originated under our Triumph Healthcare Finance brand due to paydowns in excess of new advances during the period, primarily due to changes in the working capital needs of our clients.  Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets and purchased shared national credits, decreased from $189.5 million at December 31, 2015 to $180.9 million at March 31, 2016.  A portion of this decrease was due to $2.9 million of shared national credits being transferred to the held for sale classification during three months ended March 31, 2016 as these loans are being sold.  The remaining decrease is a result of paydowns of commercial loans in our community banking markets in excess of new originations as we continue to experience pricing pressure for such loans.  The following table shows our commercial loans as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Commercial
TCF equipment	$159,755	$148,951
TCF asset-based lending	85,739	75,134
THF asset-based lending	79,580	80,200
Premium finance	3,506	1,612
Other commercial lending	180,853	189,459
Total commercial loans	$509,433	$495,356

Factored Receivables. Our factored receivables were $199.5 million at March 31, 2016, a decrease of $15.6 million from $215.1 million at December 31, 2015.  The decrease was primarily due to the normal seasonal decline in purchase volume at our factoring subsidiary Triumph Business Capital, which was $381.6 million during the three months ended March 31, 2016 compared to $425.2 million for the three months ended December 31, 2015.  In addition, lower diesel fuel prices contributed to a reduction in the average dollar amount of invoices purchased at Triumph Business Capital during the three months ended March 31, 2016 to $1,295 compared to $1,400 during the three months ended December 31, 2015.  Offsetting the seasonal decreases at Triumph Business Capital, in part, was growth in factored receivables purchased under our Triumph Commercial Finance brand.  Triumph Commercial Finance recorded purchase volumes of $64.6 million and $40.1 million for the three months ended March 31, 2016 and December 31, 2015, respectively.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $78.0 million at March 31, 2016, a decrease of $42.9 million from $120.9 million at December 31, 2015. The decrease was primarily due to competitive pricing pressures during the period. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

Other Loans. Our portfolio also includes real estate loans secured by farmland and consumer loans. All of these categories of loans in the aggregate were less than 5% of our total loan portfolio as of March 31, 2016 and December 31, 2015.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of March 31, 2016.

	March 31, 2016
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$87,654	$165,089	$40,742	$293,485
Construction, land development, land	20,844	18,035	2,743	41,622
1-4 family residential properties	7,977	29,694	39,302	76,973
Farmland	2,776	19,234	11,240	33,250
Commercial	139,554	339,502	30,377	509,433
Factored receivables	199,532	—	—	199,532
Consumer	1,223	7,156	5,151	13,530
Mortgage warehouse	78,015	—	—	78,015
	$537,575	$578,710	$129,555	$1,245,840

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$414,591	$49,979
Floating interest rates		164,119	79,576
Total		$578,710	$129,555

As of March 31, 2016, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (31%), Illinois (30%), and Iowa (13%) and make up 74% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.

Further, a majority (76%) of our factored receivables, representing approximately 12% of our total loan portfolio as of March 31, 2016, are receivables purchased from trucking fleets and owner-operators in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.

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

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. We classify nonperforming assets as nonaccrual loans, loans modified under restructurings as a result of the borrower experiencing financial difficulties (“TDR”), factored receivables greater than 90 days past due, OREO, and other repossessed assets. The balances of nonperforming loans reflect the recorded investment in these assets, including deductions for purchase discounts.

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Nonperforming loans:
Commercial real estate	$714	$725
Construction, land development, land	—	—
1-4 family residential properties	632	551
Farmland	—	—
Commercial	10,167	3,281
Factored receivables	2,553	1,931
Consumer	37	—
Mortgage warehouse	—	—
Purchased credit impaired	7,127	6,867
Total nonperforming loans	21,230	13,355
Other real estate owned, net	7,478	5,177
Other repossessed assets	345	—
Total nonperforming assets	$29,053	$18,532

Nonperforming assets to total assets	1.72%	1.10%
Nonperforming loans to total loans held for investment	1.70%	1.03%
Total past due loans to total loans held for investment	3.61%	2.41%

We had $21.2 million and $13.4 million in nonperforming loans, including nonaccrual PCI loans, as of March 31, 2016 and December 31, 2015, respectively. Nonperforming loans increased from December 31, 2015 to March 31, 2016, primarily due to the addition of three commercial finance loans totaling $6.8 million, one of which was a relationship restructured as a TDR.  We recorded an additional $0.5 million of specific loan loss reserves against these balances during the three months ended March 31, 2016.  As a result, the ratio of nonperforming loans to total loans increased to 1.70% at March 31, 2016 and, combined with the increase in our OREO balances, the our ratio of nonperforming assets to total assets increased to 1.72% at March 31, 2016 compared to 1.10% at December 31, 2015.  We did experience a reported increase in our total past due loans to total loans during the three months ended March 31, 2016 to 3.61% from 2.41% at December 31, 2015.  This increase was primarily attributable to a $10.5 million commercial lending relationship that became delinquent at March 31, 2016 as a payment due at the loan’s renewal date was not received, but has subsequently returned to current status.

Our OREO as of March 31, 2016 totaled $7.5 million, an increase of $2.3 million from the $5.2 million as of December 31, 2015, primarily due to the reclassification to OREO of two retail branch facilities that are no longer being actively operated as depository branches, one of which also supported our residential mortgage production business, which we have exited.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At March 31, 2016 and December 31, 2015, we had $12.4 million and $13.9 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at March 31, 2016 and December 31, 2015 were graded as “substandard”.

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

The following table sets forth the ALLL by category of loan:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$1,619	24%	0.55%	$1,489	23%	0.51%
Construction, land development, land	198	3%	0.48%	367	3%	0.84%
1-4 family residential properties	285	6%	0.37%	274	6%	0.35%
Farmland	133	3%	0.40%	134	3%	0.40%
Commercial	5,331	41%	1.05%	5,276	38%	1.07%
Factored receivables	4,110	16%	2.06%	4,509	17%	2.10%
Consumer	222	1%	1.64%	216	1%	1.66%
Mortgage warehouse	195	6%	0.25%	302	9%	0.25%
Total Loans	$12,093	100%	0.97%	$12,567	100%	0.97%

From December 31, 2015 to March 31, 2016, the ALLL decreased from $12.6 million or 0.97% of total loans to $12.1 million or 0.97% of total loans. The decrease was principally driven by the $46.0 million reduction in the loan portfolio during the three months ended March 31, 2016 combined with the low level of credit losses experienced in our portfolio.  A lower level of credit losses impacts the historical loss rates used in the quantitative component of our required ALLL calculations, as more recent periods are more indicative of incurred losses than prior years in which we experienced higher loss rates, resulting in a lower required ALLL as a percentage of outstanding loan balances as of March 31, 2016.  These reductions in the ALLL were offset in part by $0.6 million of specific allowances recorded on impaired loans during the three months ended March 31, 2016.

The following table presents the unpaid principal and recorded investment for loans at March 31, 2016. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) of which approximately $6.0 million is expected to be accretable into income over the remaining lives of the acquired loans, (2) net deferred origination costs and fees, and (3) previous charge-offs. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
March 31, 2016	Investment	Principal	Difference
Commercial real estate	$293,485	$300,151	$(6,666)
Construction, land development, land	41,622	43,111	(1,489)
1-4 family residential properties	76,973	79,488	(2,515)
Farmland	33,250	33,208	42
Commercial	509,433	510,283	(850)
Factored receivables	199,532	200,621	(1,089)
Consumer	13,530	13,551	(21)
Mortgage warehouse	78,015	78,015	—
	$1,245,840	$1,258,428	$(12,588)

At March 31, 2016 and December 31, 2015, we had on deposit $21.3 million and $21.2 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the three months ended March 31, 2016 and 2015, and the effects of those items on our ALLL:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$12,567	$8,843
Loans charged-off:
Commercial real estate	—	(89)
Construction, land development, land	—	—
1-4 family residential properties	(16)	(105)
Farmland	—	—
Commercial	—	(2)
Factored receivables	(8)	(67)
Consumer	(43)	(95)
Mortgage warehouse	—	—
Total loans charged-off	$(67)	$(358)
Recoveries of loans charged-off:
Commercial real estate	1	41
Construction, land development, land	—	—
1-4 family residential properties	5	23
Farmland	—	—
Commercial	30	2
Factored receivables	49	30
Consumer	19	60
Mortgage warehouse	—	—
Total loans recoveries	$104	$156
Net recoveries (loans charged-off)	$37	$(202)
Provision for (reversal of) loan losses:
Commercial real estate	129	590
Construction, land development, land	(169)	11
1-4 family residential properties	22	90
Farmland	(1)	7
Commercial	25	(7)
Factored receivables	(440)	(45)
Consumer	30	(21)
Mortgage warehouse	(107)	20
Total provision for loan losses	$(511)	$645
Balance at end of period	$12,093	$9,286

Average total loans held for investment	$1,225,889	$986,580
Net charge-offs to average total loans held for investment	0.00%	0.02%
Allowance to total loans held for investment	0.97%	0.92%

Net loan charge offs and recoveries were not significant for the three months ended March 31, 2016 and 2015.  Net recoveries for the three months ended March 31, 2016 were $0.04 million and net loans charged-off were $0.2 million for the three months ended March 31, 2015.

Loans Held for Sale

At March 31, 2016 and December 31, 2015, originated mortgage loans held for sale were $0.2 million and $1.3 million, respectively. Loan sales of $2.0 million and $19.7 million occurred during the three months ended March 31, 2016 and 2015, respectively, and resulted in recognized net gains on sale of $0.01 million and $0.5 million in the respective periods.  At March 31, 2016 and December 31, 2015, no originated mortgage loans held for sale were on nonaccrual status.

The Company made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  We chose to exit this business as the infrastructure investments necessary to appropriately address the operational and compliance risk associated with the business outweighed the amount of profitability generated.

At March 31, 2016, other loans held for sale were $2.8 million and included shared national credits held at the holding company pending sale.  These loans were transferred to the held for sale classification during the three months ended March 31, 2016 and have subsequently been sold.

Securities

We held securities classified as available for sale with a fair value of $161.5 million as of March 31, 2016, a decrease of $1.7 million from $163.2 million at December 31, 2015. The decrease is attributable to normal portfolio management activities, with the net reduction being attributed to normal sales, payment, and amortization activity. For the three months ended March 31, 2016, securities were sold resulting in proceeds of $4.3 million, which approximated their carrying value. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of March 31, 2016, we have investments classified as held to maturity with an amortized cost of $25.8 million.  These securities were purchased during the three months ended March 31, 2016 and represent investments in “A” rated floating rate CLO securities.  Credit spreads on these products widened early this year due to market volatility, providing an opportunity to purchase these securities at attractive risk-adjusted yields.  We were able to leverage the expertise of our Triumph Capital Advisors team to underwrite and select the securities purchased.  These floating rate CLO securities provide an initial yield of approximately 4.7% with an estimated average expected life of approximately 6.5 years.  These are not CLO securities issued or managed by Triumph Capital Advisors, but by other large CLO managers.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of March 31, 2016:

	Maturity as of March 31, 2016
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale securities
U.S. Government agency obligations	$20,206	0.93%	$70,254	1.68%	$—	—	$—	—	$90,460	1.52%
Mortgage-backed securities	—	—	844	2.22%	358	4.15%	25,465	2.32%	26,667	2.34%
Asset backed securities	—	—	—	—	4,914	1.56%	8,325	1.90%	13,239	1.78%
State and municipal	352	2.21%	787	2.51%	159	3.85%	—	—	1,298	2.59%
Corporate bonds	149	2.67%	25,565	1.98%	1,403	2.36%	669	5.82%	27,786	2.10%
SBA pooled securities	—	—	6	1.93%	171	2.75%	—	—	177	2.72%
Total available for sale securities	$20,707	0.97%	$97,456	1.77%	$7,005	1.93%	$34,459	2.28%	$159,627	2.21%

Held to maturity securities	$—	—	$—	—	$—	—	$25,796	4.71%	$25,796	4.71%

Liabilities

Our total liabilities were $1.414 billion as of March 31, 2016, a decrease of only $9 million, from $1.423 billion at December 31, 2015. The net change was primarily due to an $11 million increase in customer deposits, offset by a $20 million decrease in Federal Home Loan advances.

Deposits

Deposits represent our primary source of funds. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $1.260 billion as of March 31, 2016, compared to $1.249 billion as of December 31, 2015, an increase of $11 million.  As of March 31, 2016, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 46% of our total deposits, while individual retirement accounts and certificates of deposit made up 54% of total deposits. The average cost of interest bearing deposits was 0.74% and 0.64% for the three months ended March 31, 2016 and 2015, respectively, on an annualized basis.

The following table summarizes our average deposit balances and weighted average rates for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Noninterest bearing demand	$160,378	—	13%	$160,875	—	14%
Interest bearing demand	220,841	0.10%	18%	230,455	0.06%	20%
Individual retirement accounts	61,912	1.24%	5%	55,369	1.14%	5%
Money market	112,226	0.23%	9%	119,199	0.23%	10%
Savings	76,551	0.05%	6%	72,034	0.05%	6%
Certificates of deposit	561,675	1.11%	45%	468,573	1.02%	41%
Brokered deposits	49,997	1.01%	4%	50,003	1.01%	4%
Total	$1,243,580	0.64%	100%	$1,156,508	0.55%	100%

The increase in the average balance of certificates of deposit as a percentage of average total deposits was due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used in part to fund our organic loan growth period over period.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of March 31, 2016:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$52,363	$12,917	$65,280
Over 3 through 6 months	72,086	37,957	110,043
Over 6 through 12 months	108,819	36,196	145,015
Over 12 months	63,464	20,976	84,440
	$296,732	$108,046	$404,778

Other Borrowings

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $9.6 million at March 31, 2016 and $9.3 million at December 31, 2015. Our customer repurchase agreements generally have maturities that fall within one year. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions. The following provides a summary of our customer repurchase agreements as of and for the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Amount outstanding at end of period	$9,641	$9,317
Weighted average interest rate at end of period	0.02%	0.02%
Average daily balance during the year	$10,371	$13,158
Weighted average interest rate during the year	0.02%	0.02%
Maximum month-end balance during the year	$10,515	$16,033

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled $110.0 million as of March 31, 2016 and $130.0 million as of December 31, 2015. The FHLB borrowings outstanding as of March 31, 2016 are long term borrowings maturing after one but within three years.  As of March 31, 2016 and December 31, 2015, we had $153.7 million and $150.3 million, respectively, in unused and available advances from the FHLB. The increase in our average borrowing capacity from the year ended December 31, 2015 to the three months ended March 31, 2016 was primarily the result of the new inclusion of mortgage warehouse facilities in our borrowing base with the FHLB, which began in late 2015.

The following provides a summary of our FHLB advances as of and for the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Amount outstanding at end of period	$110,000	$130,000
Weighted average interest rate at end of period	0.36%	0.32%
Average amount outstanding during the period	121,057	34,244
Weighted average interest rate during the period	0.36%	0.19%
Highest month end balance during the period	130,000	130,000

Junior Subordinated Debentures

We have two junior subordinated debentures outstanding with a combined face value of $33.0 million. These debentures are unsecured obligations and were issued to two trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures mature in September 2033 and July 2036 and may be called at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month LIBOR plus a weighted average spread of 2.28%. As part of the purchase accounting adjustments made with the Triumph Community Bank acquisition, we adjusted the carrying value of the junior subordinated debentures to fair value as of October 15, 2013. The junior subordinated debentures had a combined carrying value of $24.8 million as of March 31, 2016 and $24.7 million as of December 31, 2015, and the discount will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $24.8 million and $24.7 million was allowed in the calculation of Tier I capital as of March 31, 2016 and December 31, 2015, respectively.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $274.1 million as of March 31, 2016, an increase of $6.1 million from $268.0 million as of December 31, 2015. Stockholders’ equity increased during this period primarily due to net income for the period of $5.0 million. Offsetting this increase were preferred dividends paid on our Series A and Series B preferred stock.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2016, TBK Bank had unsecured federal funds lines of credit with six unaffiliated banks totaling $122.5 million, with no amounts advanced against those lines at that time.

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

The Company is subject to the Basel III regulatory capital framework.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments.  Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulations to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (as set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2016, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.

As of March 31, 2016, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since March 31, 2016 that management believes would have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of March 31, 2016.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$280,547	19.7%	$114,218	8.0%	N/A	N/A
TBK Bank, SSB	$208,647	15.2%	$110,177	8.0%	$137,721	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$268,305	18.8%	$85,675	6.0%	N/A	N/A
TBK Bank, SSB	$196,489	14.3%	$82,674	6.0%	$110,232	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$237,317	16.6%	$64,256	4.5%	N/A	N/A
TBK Bank, SSB	$196,489	14.3%	$62,006	4.5%	$89,564	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$268,305	16.2%	$66,085	4.0%	N/A	N/A
TBK Bank, SSB	$196,489	12.4%	$63,231	4.0%	$79,038	5.0%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2016 excluding purchase accounting adjustments for our junior subordinated debentures and deposits. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - March 31, 2016
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$9,641	$9,641	$—	$—	$—
Federal Home Loan Bank advances	110,000	—	110,000	—	—
Junior subordinated debentures	32,990	—	—	—	32,990
Operating lease agreements	6,784	1,647	2,871	2,177	89
Time deposits with stated maturity dates	683,026	519,352	145,465	18,209	—
Total contractual obligations	$842,441	$530,640	$258,336	$20,386	$33,079

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

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Commitments to make loans	$35,814	$9,520
Unused lines of credit	129,974	116,703
Standby letters of credit	3,262	3,029
Total other commitments	$169,050	$129,252

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to originated loans, purchased loans, factored receivables, ALLL, goodwill and intangibles, and fair values of financial instruments. Since December 31, 2015, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2015 Form 10-K.

Recently Issued Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies in the accompanying condensed notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•	our limited operating history as an integrated company and our recent acquisitions;
•	business and economic conditions generally and in the bank and non-bank financial services industries, nationally and within our local market area;
•	our ability to mitigate our risk exposures;
•	our ability to maintain our historical earnings trends;
•	risks related to the integration of acquired businesses (including our pending acquisition of ColoEast Bankshares, Inc.) and any future acquisitions;
•	changes in management personnel;
•	interest rate risk;
•	concentration of our factoring services in the transportation industry;
•	credit risk associated with our loan portfolio;
•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	time and effort necessary to resolve nonperforming assets;
•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	lack of liquidity;
•	fluctuations in the fair value and liquidity of the securities we hold for sale;
•	impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•	risks related to our acting as the asset manager for one or more CLOs;
•	our risk management strategies;
•	environmental liability associated with our lending activities;
•	increased competition in the bank and non-bank financial services industries, nationally, regionally or locally, which may adversely affect pricing and terms;
•	the obligations associated with being a public company;
•	the accuracy of our financial statements and related disclosures;
•	material weaknesses in our internal control over financial reporting;
•	system failures or failures to prevent breaches of our network security;
•	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;
•	changes in carry-forwards of net operating losses;

•	changes in federal tax law or policy;
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

The following table summarizes simulated change in net interest income versus unchanged rates as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	7.1%	0.0%	5.5%	(1.7%)
+300 basis points	5.3%	0.0%	3.9%	(1.4%)
+200 basis points	3.5%	(0.2%)	2.3%	(1.2%)
+100 basis points	1.7%	(0.1%)	0.9%	(0.7%)
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.2%)	(1.9%)	(1.9%)	(1.6%)

The following table presents the change in our economic value of equity as of March 31, 2016 and December 31, 2015, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2016	December 31, 2015
+400 basis points	2.7%	0.2%
+300 basis points	2.1%	(0.2%)
+200 basis points	0.9%	(1.0%)
+100 basis points	0.0%	(1.2%)
Flat rates	0.0%	0.0%
-100 basis points	(7.1%)	(5.9%)

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

2.1

Agreement and Plan of Merger, dated as of March 6, 2016, by and among ColoEast Bankshares, Inc., Triumph Bancorp, Inc. and Peak Acquisition Corp., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on March 7, 2016.

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.
3.2	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.
10.1†	Amended and Restated Employment Agreement of Aaron P. Graft dated March 30, 2016, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 30, 2016.
10.2†	Amended and Restated Employment Agreement of Gail Lehmann dated March 30, 2016, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 30, 2016.
10.3†	Amended and Restated Employment Agreement of R. Bryce Fowler dated March 30, 2016, incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on March 30, 2016.
10.4†	Amended and Restated Employment Agreement of Adam D. Nelson, dated March 30, 2016.
10.5†	Form of Restricted Stock Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan.
10.6†	Form of Nonqualified Option Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan.
10.7†	Form of Director Award Letter under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan.
10.8

Form of Voting and Support Agreement, dated as of March 6, 2016, by and among Triumph Bancorp, Inc., ColoEast Bankshares, Inc. and the shareholder parties thereto (included as Exhibit A to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 7, 2016).

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	May 4, 2016	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	May 4, 2016	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer