Form 10-Q
period 2016-06-30
Triumph Bancorp, Inc.
filed 2016-08-03
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Common Stock — $0.01 par value, 18,107,493 shares, as of August 1, 2016

TRIUMPH BANCORP, INC.

FORM 10-Q

June 30, 2016

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

(Dollar amounts in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$22,567	$23,447
Interest bearing deposits with other banks	39,183	81,830
Total cash and cash equivalents	61,750	105,277
Securities - available for sale	159,790	163,169
Securities - held to maturity, fair value of $28,362 and $0, respectively	27,502	—
Loans held for sale, at fair value	—	1,341
Loans, net of allowance for loan and lease losses of $13,772 and $12,567, respectively	1,396,746	1,279,318
Federal Home Loan Bank stock, at cost	6,368	3,818
Premises and equipment, net	19,629	22,227
Other real estate owned, net	6,074	5,177
Goodwill	15,968	15,968
Intangible assets, net	10,192	11,886
Bank-owned life insurance	29,786	29,535
Deferred tax assets, net	15,042	15,945
Other assets	34,548	37,652
Total assets	$1,783,395	$1,691,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$170,834	$168,264
Interest bearing	1,104,320	1,080,686
Total deposits	1,275,154	1,248,950
Customer repurchase agreements	13,635	9,317
Federal Home Loan Bank advances	180,500	130,000
Junior subordinated debentures	24,823	24,687
Other liabilities	9,520	10,321
Total liabilities	1,503,632	1,423,275
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred Stock Series A	4,550	4,550
Preferred Stock Series B	5,196	5,196
Common stock	182	181
Additional paid-in-capital	195,711	194,297
Treasury stock, at cost	(741)	(560)
Retained earnings	73,340	64,097
Accumulated other comprehensive income	1,525	277
Total stockholders’ equity	279,763	268,038
Total liabilities and stockholders' equity	$1,783,395	$1,691,313

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans, including fees	$18,547	$17,158	$34,635	$30,397
Factored receivables, including fees	8,639	8,654	16,461	16,163
Taxable securities	965	659	1,733	1,337
Tax exempt securities	6	16	13	28
Cash deposits	197	110	405	251
Total interest income	28,354	26,597	53,247	48,176
Interest expense:
Deposits	2,020	1,667	4,013	3,237
Junior subordinated debentures	312	278	614	550
Other borrowings	115	7	224	19
Total interest expense	2,447	1,952	4,851	3,806
Net interest income	25,907	24,645	48,396	44,370
Provision for loan losses	1,939	2,541	1,428	3,186
Net interest income after provision for loan losses	23,968	22,104	46,968	41,184
Noninterest income:
Service charges on deposits	695	666	1,354	1,278
Card income	577	578	1,123	1,101
Net OREO gains (losses) and valuation adjustments	(1,204)	52	(1,215)	78
Net gains on sale of securities	—	242	5	242
Net gains on sale of loans	4	491	16	1,033
Fee income	504	502	1,038	924
Bargain purchase gain	—	—	—	12,509
Asset management fees	1,605	1,274	3,234	2,232
Other	1,487	964	3,094	2,031
Total noninterest income	3,668	4,769	8,649	21,428
Noninterest expense:
Salaries and employee benefits	12,229	12,042	24,481	25,311
Occupancy, furniture and equipment	1,534	1,555	3,027	3,127
FDIC insurance and other regulatory assessments	281	271	505	534
Professional fees	1,101	852	2,174	2,179
Amortization of intangible assets	717	895	1,694	1,659
Advertising and promotion	628	526	1,147	1,069
Communications and technology	1,263	927	2,695	1,813
Other	2,578	2,567	4,686	4,726
Total noninterest expense	20,331	19,635	40,409	40,418
Net income before income tax	7,305	7,238	15,208	22,194
Income tax expense	2,679	2,586	5,576	3,498
Net income	4,626	4,652	9,632	18,696
Dividends on preferred stock	(195)	(195)	(389)	(387)
Net income available to common stockholders	$4,431	$4,457	$9,243	$18,309
Earnings per common share
Basic	$0.25	$0.25	$0.52	$1.03
Diluted	$0.25	$0.25	$0.51	$1.01

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$4,626	$4,652	$9,632	$18,696
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	536	(557)	1,993	431
Reclassification of amount realized through sale of securities	—	(242)	(5)	(242)
Tax effect	(199)	292	(740)	(76)
Total other comprehensive income (loss)	337	(507)	1,248	113
Comprehensive income	$4,963	$4,145	$10,880	$18,809

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock – Series A		Preferred Stock – Series B		Common Stock			Treasury Stock			Accumulated
		Liquidation		Liquidation			Additional				Other
	Shares	Preference	Shares	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Total
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income	Equity
Balance, January 1, 2015	45,500	$4,550	51,956	$5,196	17,963,783	$180	$191,049	10,984	$(161)	$35,744	$951	$237,509
Issuance of restricted stock awards	—	—	—	—	77,956	1	(1)	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	(667)	—	9	667	(9)	—	—	—
Stock based compensation	—	—	—	—	—	—	1,548	—	—	—	—	1,548
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(181)	—	(181)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(206)	—	(206)
Net income	—	—	—	—	—	—	—	—	—	18,696	—	18,696
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	113	113
Balance, June 30, 2015	45,500	$4,550	51,956	$5,196	18,041,072	$181	$192,605	11,651	$(170)	$54,053	$1,064	$257,479

Balance, January 1, 2016	45,500	$4,550	51,956	$5,196	18,018,200	$181	$194,297	34,523	$(560)	$64,097	$277	$268,038
Issuance of restricted stock awards	—	—	—	—	101,105	1	(1)	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	(6,759)	—	101	6,759	(101)	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	—	—	—	35	—	—	—	—	35
Stock based compensation	—	—	—	—	—	—	1,279	—	—	—	—	1,279
Purchase of treasury stock	—	—	—	—	(5,053)	—	—	5,053	(80)	—	—	(80)
Series A Preferred dividends	—	—	—	—	—	—	—	—	—	(182)	—	(182)
Series B Preferred dividends	—	—	—	—	—	—	—	—	—	(207)	—	(207)
Net income	—	—	—	—	—	—	—	—	—	9,632	—	9,632
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1,248	1,248
Balance, June 30, 2016	45,500	$4,550	51,956	$5,196	18,107,493	$182	$195,711	46,335	$(741)	$73,340	$1,525	$279,763

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$9,632	$18,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,162	1,069
Net accretion on loans and deposits	(3,453)	(2,720)
Amortization of junior subordinated debentures	136	130
Net amortization on securities	326	301
Amortization of intangible assets	1,694	1,659
Deferred taxes	(135)	(366)
Provision for loan losses	1,428	3,186
Stock based compensation	1,279	1,548
Origination of loans held for sale	(891)	(36,220)
Proceeds from loan sales	2,248	36,445
Net gains on sale of securities	(5)	(242)
Net loss on transfer of loans to loans held for sale	81	—
Net gains on sale of loans	(16)	(1,033)
Net OREO (gains) losses and valuation adjustments	1,215	(78)
Bargain purchase gain	—	(12,509)
Income from CLO warehouse investments	(1,758)	(1,151)
(Increase) decrease in other assets	944	608
Increase (decrease) in other liabilities	(801)	3,888
Net cash provided by (used in) operating activities	13,086	13,211
Cash flows from investing activities:
Purchases of securities available for sale	(3,264)	(15,072)
Proceeds from sales of securities available for sale	4,345	12,559
Proceeds from maturities, calls, and pay downs of securities available for sale	3,872	5,973
Purchases of securities held to maturity	(27,409)	—
Purchases of loans (shared national credits)	(995)	(16,685)
Proceeds from sales of loans (shared national credits)	4,038	—
Net change in loans	(119,071)	(115,935)
Purchases of premises and equipment, net	(779)	(813)
Net proceeds from sale of OREO	528	2,926
Net cash paid for CLO warehouse investments	(10,000)	—
Net proceeds from CLO warehouse investments	14,000	2,450
Purchases of FHLB and FRB stock, net	(2,550)	(804)
Cash paid for acquisitions, net of cash acquired	—	(127,591)
Proceeds from sale of loans obtained through Doral Money Inc. acquisition	—	36,765
Net cash provided by (used in) investing activities	(137,285)	(216,227)
Cash flows from financing activities:
Net increase in deposits	26,323	24,184
Increase (decrease) in customer repurchase agreements	4,318	3,729
Increase (decrease) in Federal Home Loan Bank advances	50,500	16,000
Proceeds from the issuance of other borrowings	—	99,975
Repayment of other borrowings	—	(1,659)
Purchase of treasury stock	(80)	—
Dividends on preferred stock	(389)	(387)
Net cash provided by (used in) financing activities	80,672	141,842
Net increase (decrease) in cash and cash equivalents	(43,527)	(61,174)
Cash and cash equivalents at beginning of period	105,277	160,888
Cash and cash equivalents at end of period	$61,750	$99,714
Supplemental cash flow information:
Interest paid	$4,717	$3,629
Income taxes paid, net	$6,018	$2,488
Supplemental noncash disclosures:
Loans transferred to OREO	$425	$747
Premises transferred to OREO	$2,215	$—
Securities transferred in satisfaction of other borrowings	$—	$98,316
Loan purchases, not yet settled (shared national credits)	$—	$12,929
Loans transferred to loans held for sale at fair value	$4,038	$—

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Triumph Bancorp, Inc. (collectively with its subsidiaries, “Triumph”, or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph Capital Advisors, LLC (“TCA”), Triumph CRA Holdings, LLC (“TCRA”), TBK Bank, SSB (“TBK Bank”), TBK Bank’s wholly owned subsidiary Advance Business Capital LLC, which currently operates under the d/b/a of Triumph Business Capital (“TBC”), and TBK Bank’s wholly owned subsidiary Triumph Insurance Group, Inc. (“TIG”).

TBK Bank does business under the following names:  (i) Triumph Community Bank (“TCB”) and Triumph Savings Bank (“TSB”) with respect to its community banking business in respective markets; (ii) Triumph Commercial Finance (“TCF”) with respect to its asset-based lending, equipment lending and general factoring commercial finance products; (iii) Triumph Healthcare Finance (“THF”) with respect to its healthcare asset-based lending business; and (iv) Triumph Premium Finance (“TPF”) with respect to its insurance premium financing business.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  The FASB issued this ASU to improve the accounting for share-based payments.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including:  the presentation of income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and calculation of diluted earnings per share.  The amendments in this ASU are effective for fiscal years beginning after December 31, 2016, and interim periods within those years for public business entities.  Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted.  Adoption of ASU 2016-09 is not expected to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers.  Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.  The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

NOTE 2 – Business combinations

ColoEast Bankshares, Inc.

On August 1, 2016, the Company acquired 100% of the outstanding common stock of ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, in an all-cash transaction for $70,000,000. Colorado East Bank & Trust, which was merged into TBK Bank upon closing, offers personal checking, savings, CD, money market, HSA, IRA, NOW and business accounts, as well as consumer, commercial and mortgage loans from 18 branches and one loan production office located throughout Colorado and far western Kansas. The acquisition expands the Company’s market into Colorado and further diversifies the Company’s loan, customer, and deposit base.

The initial accounting for the ColoEast acquisition has not been completed because the fair value of loans, deposits, and numerous other items has not yet been determined.

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

On February 26, 2015, the Company entered into a $99,975,000 secured term loan credit facility payable to a third party, with an interest rate equal to LIBOR plus 3.5%, and a maturity date of March 31, 2015.  The proceeds from the loan were used by the Company to partially fund the Doral Money acquisition.

The acquisition was completed on March 3, 2015, at which time the Company also repaid the $99,975,000 third party secured term loan credit facility in full by delivering the securities issued by the CLOs that were acquired from Doral Money with an acquisition date fair value of $98,316,000 and cash representing payments received on the CLO securities in the amount of $1,659,000.

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

The Company completed the acquisition via an FDIC bid process for Doral Money as part of the Doral Bank failure and the resulting nontaxable bargain purchase gain represents the excess of the fair value of the net assets acquired over the fair value of the net consideration transferred.  The Company subsequently recorded measurement period adjustments related to the finalization of income taxes associated with the transaction and the valuation of loans acquired in the transaction, which increased the bargain purchase gain by $1,708,000 and $900,000 during the three months ended September 30, 2015 and the three months ended December 31, 2015, respectively.

NOTE 3 - SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at June 30, 2016 and December 31, 2015 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$90,388	$1,749	$—	$92,137
Mortgage-backed securities, residential	25,004	623	—	25,627
Asset backed securities	13,179	12	(335)	12,856
State and municipal	1,266	36	—	1,302
Corporate bonds	27,358	351	(11)	27,698
SBA pooled securities	168	2	—	170
Total available for sale securities	$157,363	$2,773	$(346)	$159,790

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$27,502	$860	$—	$28,362

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$90,533	$518	$(17)	$91,034
Mortgage-backed securities, residential	28,006	361	(27)	28,340
Asset backed securities	17,957	24	(455)	17,526
State and municipal	1,509	17	—	1,526
Corporate bonds	24,542	74	(57)	24,559
SBA pooled securities	183	1	—	184
Total available for sale securities	$162,730	$995	$(556)	$163,169

The amortized cost and estimated fair value of securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$31,040	$31,136	$—	$—
Due from one year to five years	86,162	88,132	—	—
Due from five years to ten years	1,534	1,538	—	—
Due after ten years	276	331	27,502	28,362
	119,012	121,137	27,502	28,362
Mortgage-backed securities, residential	25,004	25,627	—	—
Asset backed securities	13,179	12,856	—	—
SBA pooled securities	168	170	—	—
	$157,363	$159,790	$27,502	$28,362

For the six months ended June 30, 2016, securities were sold resulting in proceeds of $4,345,000, gross gains of $5,000, and no losses. There were no sales of securities during the three months ended June 30, 2016. For the three and six months ended June 30, 2015, securities were sold resulting in proceeds of $12,559,000, gross gains of $242,000, and no losses.

Securities with a carrying amount of approximately $98,969,000 and $100,034,000 at June 30, 2016 and December 31, 2015, respectively, were pledged to secure customer repurchase agreements, Federal Home Loan Bank advances, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to securities with gross unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	—	—	—	—
Asset backed securities	7,947	(335)	—	—	7,947	(335)
State and municipal	—	—	—	—	—	—
Corporate bonds	1,395	(11)	—	—	1,395	(11)
SBA pooled securities	—	—	—	—	—	—
	$9,342	$(346)	$—	$—	$9,342	$(346)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$10,029	$(17)	$—	$—	$10,029	$(17)
Mortgage-backed securities, residential	4,948	(27)	—	—	4,948	(27)
Asset backed securities	8,031	(416)	4,605	(39)	12,636	(455)
State and municipal	—	—	—	—	—	—
Corporate bonds	10,434	(57)	—	—	10,434	(57)
SBA pooled securities	—	—	—	—	—	—
	$33,442	$(517)	$4,605	$(39)	$38,047	$(556)

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

As of June 30, 2016, management does not have the intent to sell any of the securities classified as available for sale with unrealized losses in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2016, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Commercial real estate	$298,991	$291,819
Construction, land development, land	36,498	43,876
1-4 family residential properties	74,121	78,244
Farmland	35,795	33,573
Commercial	574,508	495,356
Factored receivables	237,520	215,088
Consumer	17,339	13,050
Mortgage warehouse	135,746	120,879
Total	1,410,518	1,291,885
Allowance for loan and lease losses	(13,772)	(12,567)
	$1,396,746	$1,279,318

Total loans include net deferred origination and factoring fees totaling $1,114,096 and $1,218,000 at June 30, 2016 and December 31, 2015, respectively.

Loans with carrying amounts of $290,975,000 and $280,289,000 at June 30, 2016 and December 31, 2015, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the three and six months ended June 30, 2016, loans with a carrying amount of $1,238,000 and $4,119,000, respectively, were transferred to loans held for sale at their fair value of $1,233,000 and $4,038,000, respectively, as the Company made the decision to sell the loans. The declines in fair value of $5,000 and $81,000 for the three and six months ended June 30, 2016, respectively, were recorded as a reduction in other noninterest income in the consolidated statements of income. During the three months ended June 30, 2016, these loans were sold resulting in proceeds equal to their fair values at the time of transfer. No loan transfers were recorded during the six months ended June 30, 2015.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) during the three and six months ended June 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended June 30, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,619	$161	$(1)	$13	$1,792
Construction, land development, land	198	(17)	—	—	181
1-4 family residential properties	285	(50)	(47)	71	259
Farmland	133	10	—	—	143
Commercial	5,331	1,134	(169)	401	6,697
Factored receivables	4,110	524	(450)	20	4,204
Consumer	222	169	(112)	14	293
Mortgage warehouse	195	8	—	—	203
	$12,093	$1,939	$(779)	$519	$13,772

(Dollars in thousands)	Beginning				Ending
Three months ended June 30, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,075	$183	$(54)	$10	$1,214
Construction, land development, land	344	2	—	—	346
1-4 family residential properties	223	29	(78)	77	251
Farmland	26	2	—	—	28
Commercial	3,996	1,109	(45)	4	5,064
Factored receivables	3,380	1,049	(312)	18	4,135
Consumer	84	61	(52)	67	160
Mortgage warehouse	158	106	—	—	264
	$9,286	$2,541	$(541)	$176	$11,462

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	Beginning				Ending
Six months ended June 30, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,489	$290	$(1)	$14	$1,792
Construction, land development, land	367	(186)	—	—	181
1-4 family residential properties	274	(28)	(63)	76	259
Farmland	134	9	—	—	143
Commercial	5,276	1,159	(169)	431	6,697
Factored receivables	4,509	84	(458)	69	4,204
Consumer	216	199	(155)	33	293
Mortgage warehouse	302	(99)	—	—	203
	$12,567	$1,428	$(846)	$623	$13,772

(Dollars in thousands)	Beginning				Ending
Six months ended June 30, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$533	$773	$(143)	$51	$1,214
Construction, land development, land	333	13	—	—	346
1-4 family residential properties	215	119	(183)	100	251
Farmland	19	9	—	—	28
Commercial	4,003	1,102	(47)	6	5,064
Factored receivables	3,462	1,004	(379)	48	4,135
Consumer	140	40	(147)	127	160
Mortgage warehouse	138	126	—	—	264
	$8,843	$3,186	$(899)	$332	$11,462

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
June 30, 2016	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$687	$294,583	$3,721	$298,991	$100	$1,251	$441	$1,792
Construction, land development, land	275	35,121	1,102	36,498	25	156	—	181
1-4 family residential properties	920	70,489	2,712	74,121	1	258	—	259
Farmland	—	35,795	—	35,795	—	143	—	143
Commercial	13,270	558,299	2,939	574,508	2,047	4,650	—	6,697
Factored receivables	3,207	234,313	—	237,520	1,315	2,889	—	4,204
Consumer	34	17,305	—	17,339	—	293	—	293
Mortgage warehouse	—	135,746	—	135,746	—	203	—	203
	$18,393	$1,381,651	$10,474	$1,410,518	$3,488	$9,843	$441	$13,772

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2015	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$724	$286,006	$5,089	$291,819	$100	$1,034	$355	$1,489
Construction, land development, land	—	42,499	1,377	43,876	—	367	—	367
1-4 family residential properties	618	74,714	2,912	78,244	1	273	—	274
Farmland	—	33,573	—	33,573	—	134	—	134
Commercial	7,916	483,587	3,853	495,356	796	4,480	—	5,276
Factored receivables	3,422	211,666	—	215,088	1,694	2,815	—	4,509
Consumer	—	13,050	—	13,050	—	216	—	216
Mortgage warehouse	—	120,879	—	120,879	—	302	—	302
	$12,680	$1,265,974	$13,231	$1,291,885	$2,591	$9,621	$355	$12,567

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

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
June 30, 2016	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$517	$517	$100	$170	$206
Construction, land development, land	275	275	25	—	—
1-4 family residential properties	10	19	1	910	1,031
Farmland	—	—	—	—	—
Commercial	7,164	7,191	2,047	6,106	6,115
Factored receivables	1,980	1,980	1,315	1,227	1,227
Consumer	—	—	—	34	34
Mortgage warehouse	—	—	—	—	—
PCI	1,442	1,679	441	—	—
	$11,388	$11,661	$3,929	$8,447	$8,613

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2015	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$531	$532	$100	$193	$229
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	14	21	1	604	793
Farmland	—	—	—	—	—
Commercial	1,491	1,520	796	6,425	6,433
Factored receivables	2,850	2,850	1,694	572	572
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$5,411	$5,448	$2,946	$7,794	$8,027

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$702	$—	$1,926	$1
Construction, land development, land	138	—	—	—
1-4 family residential properties	779	—	433	9
Farmland	—	—	—	—
Commercial	12,769	73	4,833	80
Factored receivables	4,074	—	1,957	—
Consumer	35	—	—	—
Mortgage warehouse	—	—	—	—
PCI	1,432	—	721	—
	$19,929	$73	$9,870	$90

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$706	$—	$1,928	$4
Construction, land development, land	138	2	—	—
1-4 family residential properties	775	4	647	32
Farmland	—	—	—	—
Commercial	10,593	247	4,992	119
Factored receivables	3,309	—	1,958	—
Consumer	16	—	—	—
Mortgage warehouse	—	—	—	—
PCI	983	—	263	—
	$16,520	$253	$9,788	$155

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the unpaid principal and recorded investment for loans at June 30, 2016 and December 31, 2015. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI), (2) net deferred origination costs and fees, and (3) previous charge-offs.

(Dollars in thousands)	Recorded	Unpaid
June 30, 2016	Investment	Principal	Difference
Commercial real estate	$298,991	$301,586	$(2,595)
Construction, land development, land	36,498	37,972	(1,474)
1-4 family residential properties	74,121	76,456	(2,335)
Farmland	35,795	35,741	54
Commercial	574,508	575,213	(705)
Factored receivables	237,520	238,660	(1,140)
Consumer	17,339	17,321	18
Mortgage warehouse	135,746	135,746	—
	$1,410,518	$1,418,695	$(8,177)

	Recorded	Unpaid
December 31, 2015	Investment	Principal	Difference
Commercial	$291,819	$299,272	$(7,453)
Construction, land development, land	43,876	45,376	(1,500)
1-4 family residential properties	78,244	81,141	(2,897)
Farmland	33,573	33,533	40
Commercial	495,356	496,719	(1,363)
Factored receivables	215,088	216,201	(1,113)
Consumer	13,050	13,072	(22)
Mortgage warehouse	120,879	120,879	—
	$1,291,885	$1,306,193	$(14,308)

At June 30, 2016 and December 31, 2015, the Company had $23,854,000 and $21,188,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at June 30, 2016 and December 31, 2015:

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
June 30, 2016	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$—	$—	$687	$687
Construction, land development, land	—	—	275	275
1-4 family residential properties	320	—	949	1,269
Farmland	—	—	—	—
Commercial	6,377	174	8,666	15,217
Factored receivables	12,703	2,260	—	14,963
Consumer	375	—	34	409
Mortgage warehouse	—	—	—	—
PCI	102	786	5,771	6,659
	$19,877	$3,220	$16,382	$39,479

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2015	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$693	$—	$673	$1,366
Construction, land development, land	—	—	—	—
1-4 family residential properties	909	9	533	1,451
Farmland	—	—	—	—
Commercial	3,704	—	2,021	5,725
Factored receivables	12,379	1,931	—	14,310
Consumer	286	—	—	286
Mortgage warehouse	—	—	—	—
PCI	1,092	—	6,867	7,959
	$19,063	$1,940	$10,094	$31,097

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans(1)	$16,382	$10,094
Factored receivables greater than 90 days past due	2,260	1,931
Troubled debt restructurings accruing interest	3,359	1,330
	$22,001	$13,355
(1)	Includes troubled debt restructurings of $2,789,000 and $53,000 at June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016 and December 31, 2015, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
June 30, 2016	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$294,273	$997	$—	$3,721	$298,991
Construction, land development, land	35,121	275	—	1,102	36,498
1-4 family residential	70,489	920	—	2,712	74,121
Farmland	35,795	—	—	—	35,795
Commercial	546,663	24,906	—	2,939	574,508
Factored receivables	234,313	2,239	968	—	237,520
Consumer	17,303	36	—	—	17,339
Mortgage warehouse	135,746	—	—	—	135,746
	$1,369,703	$29,373	$968	$10,474	$1,410,518

(Dollars in thousands)
December 31, 2015	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$284,753	$1,977	$—	$5,089	$291,819
Construction, land development, land	42,499	—	—	1,377	43,876
1-4 family residential	73,838	1,494	—	2,912	78,244
Farmland	33,573	—	—	—	33,573
Commercial	470,208	21,295	—	3,853	495,356
Factored receivables	212,588	1,019	1,481	—	215,088
Consumer	13,050	—	—	—	13,050
Mortgage warehouse	120,879	—	—	—	120,879
	$1,251,388	$25,785	$1,481	$13,231	$1,291,885

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $6,148,000 and $1,383,000 as of June 30, 2016 and December 31, 2015, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans modified as troubled debt restructurings that occurred during the six months ended June 30, 2016 and 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
June 30, 2016	Loans	Investment	Investment
Commercial	16	$5,730	$5,730

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
June 30, 2015	Loans	Investment	Investment
Commercial	1	$148	$148

As of June 30, 2016, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans.

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at June 30, 2016 and December 31, 2015, are as follows:

	June 30,	December 31,
	2016	2015
Contractually required principal and interest:
Real estate loans	$13,277	$17,800
Commercial loans	4,032	5,335
Outstanding contractually required principal and interest	$17,309	$23,135
Gross carrying amount included in loans receivable	$10,474	$13,231

The changes in accretable yield during the three and six months ended June 30, 2016 and 2015 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accretable yield, beginning balance	$2,064	$4,496	$2,593	$4,977
Additions	—	—	—	—
Accretion	(1,518)	(1,031)	(2,034)	(1,460)
Reclassification from nonaccretable to accretable yield	646	585	646	585
Disposals	—	(147)	(13)	(199)
Accretable yield, ending balance	$1,192	$3,903	$1,192	$3,903

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Goodwill	$15,968	$15,968

	June 30, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$14,586	$(6,855)	$7,731	$14,586	$(5,765)	$8,821
Other intangible assets	4,830	(2,369)	2,461	4,830	(1,765)	3,065
	$19,416	$(9,224)	$10,192	$19,416	$(7,530)	$11,886

The changes in goodwill and intangible assets during the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$26,877	$30,211	$27,854	$29,057
Acquired intangibles	—	858	—	2,776
Amortization of intangibles	(717)	(895)	(1,694)	(1,659)
Ending balance	$26,160	$30,174	$26,160	$30,174

NOTE 6 – Variable Interest Entities

Collateralized Loan Obligation Funds – Closed

The Company, through its subsidiary TCA, acts as the asset manager or provides certain middle- and back-office services to the asset manager of various CLO funds. TCA earns asset management fees in accordance with the terms of its asset management or staff and services agreements associated with the CLO funds. TCA earned asset management fees totaling $1,605,000 and $3,234,000 for the three and six months ended June 30, 2016, respectively, and $1,274,000 and $2,232,000 for the three and six months ended June 30, 2015, respectively.

The following table summarizes the closed CLO offerings with assets managed by TCA:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO I, LTD (Trinitas I)	May 1, 2014	$400,000
Trinitas CLO II, LTD (Trinitas II)	August 4, 2014	$416,000
Doral CLO III, LTD (Doral III)(1)	December 17, 2012	$310,800
Trinitas CLO III, LTD (Trinitas III)	June 9, 2015	$409,375
(1)	Acquired management contract as part of the Doral Money acquisition discussed in Note 2.

The securities sold in the above CLO offerings were issued in a series of tranches ranging from an AAA rated debt tranche to an unrated tranche of subordinated notes. The Company does not hold any of the securities issued in these CLO offerings.  A related party of the Company holds insignificant interests in Trinitas II and Trinitas III.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company performed a consolidation analysis to determine whether the Company was required to consolidate the assets, liabilities, equity or operations of the above closed CLO funds in its financial statements. The Company concluded that the closed CLO funds are variable interest entities; however, the Company, through TCA, does not hold variable interests in the entities as the Company’s interest in the CLO funds is limited to the asset management fees payable to TCA under their asset management agreements and the interests of its related parties are insignificant.  The Company concluded that the asset management fees were not variable interests in the CLO funds as (a) the asset management fees are commensurate with the services provided, (b) the asset management agreements include only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated on an arm’s-length basis, and (c) the Company does not hold other interests in the CLO funds (including interests held through related parties) that individually or in the aggregate absorb more than an insignificant amount of the CLO funds’ expected losses or receive more than an insignificant amount of the CLO funds’ expected residual returns. Consequently, the Company concluded that it was not required to consolidate the assets, liabilities, equity or operations of these CLO funds in its financial statements.

The following table summarizes the closed CLO offerings for which TCA is not the asset manager, but provides certain middle- and back-office services to the asset manager:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650

The securities sold in the above CLO offering were issued in a series of tranches ranging from an AAA rated debt tranche to an unrated tranche of subordinated notes. The Company holds an investment in the subordinated notes of Trinitas IV with a carrying amount of $1,634,000, which is classified as a held to maturity security within the Company’s consolidated balance sheet at June 30, 2016.

The Company performed a consolidation analysis to confirm whether the Company was required to consolidate the assets, liabilities, equity or operations of the above closed CLO fund in its financial statements. The Company concluded that the closed CLO fund is a variable interest entity and that the Company holds a variable interest in the entity in the form of its investment in the subordinated notes of entity. However, the Company also concluded that as TCA is not the named asset manager of the CLO fund, the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance. As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the closed CLO fund in the Company’s financial statements.

Collateralized Loan Obligation Funds – Warehouse Phase

On September 21, 2015 and June 17, 2016, Trinitas CLO V, Ltd. (“Trinitas V”) and Trinitas CLO VI, Ltd. (“Trinitas VI”), respectively, were formed to be the issuers of CLO offerings.  Trinitas V and Trinitas VI are capitalized with subordinated debt issued to the Company and third party investors.  Each entity entered into a warehouse credit agreement in order to begin acquiring senior secured loan assets that will comprise the initial collateral pool of the CLOs once issued. When finalized, Trinitas V and Trinitas VI will use the proceeds of the debt and equity interests sold in the offering for the final CLO securitization structures to repay the initial warehouse phase debt and equity holders. In the final CLO securitization structures, interest and principal repayment of the leveraged loans held by Trinitas V and Trinitas VI will be used to repay debt holders with any excess cash flows used to provide a return on capital to equity investors. During their warehousing periods, TCA acts as portfolio manager for Trinitas V and provides middle- and back-office support as a staff and services provider for Trinitas VI. TCA does not earn management or other fees from Trinitas V or Trinitas VI during the warehouse phase.

At June 30, 2016, the Company’s loss exposure to Trinitas V and Trinitas VI is limited to its combined $17,301,000 investment in the entities which is classified as other assets within the Company’s consolidated balance sheet.

The Company performed a consolidation analysis of Trinitas V and Trinitas VI during the warehouse phase and concluded that Trinitas V and Trinitas VI are variable interest entities and that the Company holds variable interests in the entities that could potentially be significant to the entities in the form of its investments in the subordinated notes of the entities. However, the Company also concluded that due to certain approval and denial powers available to the senior lender under the warehouse credit facility for Trinitas V which provide for shared decision-making powers, and as the Company is not the named portfolio manager for Trinitas VI, but only acts as staff and services provider, the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance.  As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the entities in the Company’s financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - Deposits

Deposits at June 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Noninterest bearing demand	$170,834	$168,264
Interest bearing demand	235,877	238,833
Individual retirement accounts	64,204	60,971
Money market	120,929	112,214
Savings	77,625	74,759
Certificates of deposit	555,710	543,909
Brokered deposits	49,975	50,000
Total Deposits	$1,275,154	$1,248,950

At June 30, 2016, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	June 30, 2016
Within one year	$510,421
After one but within two years	120,524
After two but within three years	21,961
After three but within four years	10,956
After four but within five years	6,027
Total	$669,889

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $112,418,000 and $106,258,000 at June 30, 2016 and December 31, 2015, respectively.

NOTE 8 - Legal Contingencies

Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. The Company does not anticipate any material losses as a result of commitments and contingent liabilities.

Trademark Infringement Lawsuit

On February 18, 2015, a trademark infringement suit was filed in the United States District Court for the Western District of Tennessee Western Division against the Company and certain subsidiaries by Triumph Bancshares, Inc. and Triumph Bank, N.A., asserting that the Company’s use of “Triumph” as part of the Company’s trademarks and domain names causes a likelihood of confusion, has caused actual confusion, and infringes plaintiffs’ trademarks.  The suit was settled and did not have a material impact on the financial condition and results of operations of the Company.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$25,881	$3,950	$6,571	$2,949
Unused lines of credit	45,862	86,396	35,514	81,189
Standby letters of credit	1,072	2,169	1,030	1,999

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

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2016	Level 1	Level 2	Level 3	Fair Value
Securities available for sale	$—	$159,790	$—	$159,790

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Securities available for sale	$—	$163,169	$—	$163,169
Loans held for sale	—	1,341	—	1,341

There were no transfers between levels during 2016 or 2015.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2016	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$417	$417
Construction, land development, land	—	—	250	250
1-4 family residential properties	—	—	9	9
Commercial	—	—	5,117	5,117
Factored receivables	—	—	665	665
PCI	—	—	1,001	1,001
Other real estate owned (1)
Commercial	—	—	698	698
Construction, land development, land	—	—	253	253
1-4 family residential properties	—	—	124	124
	$—	$—	$8,534	$8,534

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$431	$431
1-4 family residential properties	—	—	13	13
Commercial	—	—	695	695
Factored receivables	—	—	1,156	1,156
PCI	—	—	170	170
Other real estate owned (1)
1-4 family residential properties	—	—	128	128
Construction, land development, land	—	—	1,377	1,377
	$—	$—	$3,970	$3,970

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
June 30, 2016	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$61,750	$61,750	$—	$—	$61,750
Securities - held to maturity	27,502	—	26,713	1,649	28,362
Loans not previously presented, net	1,389,287	—	—	1,392,276	1,392,276
FHLB stock	6,368	N/A	N/A	N/A	N/A
Accrued interest receivable	5,260	—	5,260	—	5,260

Financial liabilities:
Deposits	1,275,154	—	1,277,777	—	1,277,777
Customer repurchase agreements	13,635	—	13,635	—	13,635
Federal Home Loan Bank advances	180,500		180,497		180,497
Junior subordinated debentures	24,823	—	25,477	—	25,477
Accrued interest payable	1,348	—	1,348	—	1,348

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2015	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$105,277	$105,277	$—	$—	$105,277
Loans not previously presented, net	1,276,853	—	—	1,281,408	1,281,408
FHLB stock	3,818	N/A	N/A	N/A	N/A
Accrued interest receivable	4,832	—	4,832	—	4,832

Financial liabilities:
Deposits	1,248,950	—	1,249,751	—	1,249,751
Customer repurchase agreements	9,317	—	9,317	—	9,317
Federal Home Loan Bank advances	130,000	—	130,000	—	130,000
Junior subordinated debentures	24,687	—	23,153	—	23,153
Accrued interest payable	1,231	—	1,231	—	1,231

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2016 and December 31, 2015, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2016 and December 31, 2015, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2016 that management believes have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of June 30, 2016 and December 31, 2015.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
(Dollars in thousands)	Actual		Action Provisions		Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$288,194	18.0%	$127,944	8.0%	N/A	N/A
TBK Bank, SSB	$215,780	14.0%	$122,948	8.0%	$153,685	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$274,253	17.1%	$95,958	6.0%	N/A	N/A
TBK Bank, SSB	$201,915	13.1%	$92,211	6.0%	$122,948	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$243,086	15.2%	$71,968	4.5%	N/A	N/A
TBK Bank, SSB	$201,915	13.1%	$69,158	4.5%	$99,895	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$274,253	16.0%	$68,494	4.0%	N/A	N/A
TBK Bank, SSB	$201,915	12.3%	$65,902	4.0%	$82,378	5.0%

As of December 31, 2015
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$276,924	19.1%	$115,929	8.0%	N/A	N/A
TBK Bank, SSB	$205,978	14.7%	$111,869	8.0%	$139,836	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$264,239	18.2%	$86,968	6.0%	N/A	N/A
TBK Bank, SSB	$193,293	13.8%	$83,919	6.0%	$111,892	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$235,253	16.2%	$65,227	4.5%	N/A	N/A
TBK Bank, SSB	$193,293	13.8%	$62,939	4.5%	$90,912	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$264,239	16.6%	$63,824	4.0%	N/A	N/A
TBK Bank, SSB	$193,293	12.7%	$61,024	4.0%	$76,280	5.0%
Dividends paid by bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

	Preferred Stock
	Series A		Series B		Common Stock		Treasury Stock
	June	December	June	December	June	December	June	December
	2016	2015	2016	2015	2016	2015	2016	2015
Number of shares authorized	50,000	50,000	115,000	115,000	50,000,000	50,000,000
Number of shares issued	45,500	45,500	51,956	51,956	18,153,828	18,052,723
Number of shares outstanding	45,500	45,500	51,956	51,956	18,107,493	18,018,200	46,335	34,523
Par value per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	8.00%	8.00%
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $926,000 and $1,279,000 for the three and six months ended June 30, 2016, respectively, and $852,000 and $1,548,000 for the three and six months ended June 30, 2015, respectively.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”) provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards that may be settled in, or based upon the value of, the Company’s common stock. The aggregate number of shares of common stock available for issuance under the Omnibus Incentive Plan is 1,200,000 shares.

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the six months ended June 30, 2016 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2016	201,270	$14.24
Granted	101,105	15.87
Vested	(47,727)	14.60
Forfeited	(6,759)	15.02
Nonvested at June 30, 2016	247,889	$14.82

RSAs granted to employees under the Omnibus Incentive Plan typically vest over two to three years. Compensation expense for RSAs granted under the Omnibus Incentive Program will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2016, there was $1,730,000 of unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.67 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the six months ended June 30, 2016 were as follows:

		Weighted-Average
Stock Options	Shares	Exercise Price
Outstanding at January 1, 2016	—	$—
Granted	164,175	15.87
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2016	164,175	$15.87

Stock options outstanding at June 30, 2016 had an intrinsic value of $21,000, a weighted-average remaining contractual term of 9.75 years, were all expected to vest, and were not exercisable. The weighted-average grant date fair value of options granted during the six months ended June 30, 2016 was $5.85 per option.

Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Expected volatilities were determined based on historical volatilities of a peer group of companies with a similar size, industry, stage of life cycle, and capital structure. The expected term of the options granted was determined based on the SEC simplified method. The risk-free interest rate for the expected term of the options was derived from the Treasury Constant Maturity yield curve on the valuation date.

The fair value of the stock options granted was determined using the following weighted-average assumptions:

2016
Risk-free interest rate	1.49%
Expected Term	6.25 Years
Expected stock price volatility	34.96%
Dividend yield	—

As of June 30, 2016, there was $836,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.75 years.

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Basic
Net income to common stockholders	$4,431	$4,457	$9,243	$18,309
Weighted average common shares outstanding	17,859,604	17,711,527	17,838,267	17,711,527
Basic earnings per common share	$0.25	$0.25	$0.52	$1.03
Diluted
Net income to common stockholders	$4,431	$4,457	$9,243	$18,309
Dilutive effect of preferred stock	—	—	—	387
Net income to common stockholders - diluted	$4,431	$4,457	$9,243	$18,696
Weighted average common shares outstanding	17,859,604	17,711,527	17,838,267	17,711,527
Add: Dilutive effects of restricted stock	112,880	71,022	113,334	41,492
Add: Dilutive effects of assumed exercises of stock warrants	70,101	31,276	60,330	30,050
Add: Dilutive effects of assumed conversion of Preferred A	—	—	—	315,773
Add: Dilutive effects of assumed conversion of Preferred B	—	—	—	360,578
Average shares and dilutive potential common shares	18,042,585	17,813,825	18,011,931	18,459,420
Dilutive earnings per common share	$0.25	$0.25	$0.51	$1.01

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares assumed to be converted from Preferred Stock Series A	315,773	315,773	315,773	—
Shares assumed to be converted from Preferred Stock Series B	360,578	360,578	360,578	—
Restricted stock awards	76,362	—	76,362	—
Stock options	164,175	—	164,175	—

NOTE 15 – BUSINESS SEGMENT INFORMATION

The following table presents the Company’s operating segments. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes The Factoring segment includes only factoring originated by TBC. General factoring services not originated through TBC are included in the Banking segment.

(Dollars in thousands)			Asset
Three Months Ended June 30, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$7,939	$20,109	$33	$273	$28,354
Intersegment interest allocations	(1,099)	1,099	—	—	—
Total interest expense	—	2,135	—	312	2,447
Net interest income (expense)	6,840	19,073	33	(39)	25,907
Provision for loan losses	555	1,392	—	(8)	1,939
Net interest income after provision	6,285	17,681	33	(31)	23,968
Other noninterest income	496	822	1,614	736	3,668
Noninterest expense	4,962	13,405	1,213	751	20,331
Operating income (loss)	$1,819	$5,098	$434	$(46)	$7,305

(Dollars in thousands)			Asset
Three Months Ended June 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$8,275	$18,189	$5	$128	$26,597
Intersegment interest allocations	(1,017)	1,017	—	—	—
Total interest expense	—	1,674	—	278	1,952
Net interest income (expense)	7,258	17,532	5	(150)	24,645
Provision for loan losses	477	1,971	—	93	2,541
Net interest income after provision	6,781	15,561	5	(243)	22,104
Other noninterest income	450	2,708	1,352	259	4,769
Noninterest expense	4,450	12,707	809	1,669	19,635
Operating income (loss)	$2,781	$5,562	$548	$(1,653)	$7,238

(Dollars in thousands)			Asset
Six Months Ended June 30, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$15,124	$37,535	$64	$524	$53,247
Intersegment interest allocations	(2,100)	2,100	—	—	—
Total interest expense	—	4,237	—	614	4,851
Net interest income (expense)	13,024	35,398	64	(90)	48,396
Provision for loan losses	85	1,267	—	76	1,428
Net interest income after provision	12,939	34,131	64	(166)	46,968
Other noninterest income	942	2,836	3,285	1,586	8,649
Noninterest expense	9,535	26,987	2,559	1,328	40,409
Operating income (loss)	$4,346	$9,980	$790	$92	$15,208

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)			Asset
Six Months Ended June 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$15,503	$32,424	$65	$184	$48,176
Intersegment interest allocations	(1,926)	1,926	—	—	—
Total interest expense	—	3,246	10	550	3,806
Net interest income	13,577	31,104	55	(366)	44,370
Provision for loan losses	368	2,725	—	93	3,186
Net interest income after provision	13,209	28,379	55	(459)	41,184
Bargain purchase gain	—	—	12,509	—	12,509
Other noninterest income	781	5,293	2,309	536	8,919
Noninterest expense	8,762	25,107	3,435	3,114	40,418
Operating income (loss)	$5,228	$8,565	$11,438	$(3,037)	$22,194

(Dollars in thousands)			Asset
June 30, 2016	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$216,649	$1,708,861	$15,208	$311,887	$(469,210)	$1,783,395
Gross loans	$206,256	$1,338,314	$889	$13,809	$(148,750)	$1,410,518

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending, healthcare lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our Triumph Capital Advisors asset management subsidiary, we provide investment management services currently focused on the origination, management, and provision of other services related to collateralized loan obligations. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of June 30, 2016, we had consolidated total assets of $1.783 billion, total loans held for investment of $1.411 billion, total deposits of $1.275 billion and total stockholders’ equity of $279.8 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. In addition, through our Triumph Capital Advisors asset management subsidiary, we provide fee-based asset management services distinct from our traditional banking offerings and operations.  As a result, we have determined our reportable segments are Banking, Factoring, Asset Management, and Corporate. For the six months ended June 30, 2016, our Banking segment generated 66% of our total revenue (comprised of interest and noninterest income, excluding bargain purchase gains), our Factoring segment generated 26% of our total revenue, our Asset Management segment generated 5% of our total revenue, and our Corporate segment generated 3% of our total revenue.

Recent Developments

ColoEast Bankshares, Inc.

On August 1, 2016, the Company acquired 100% of the outstanding common stock of ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, in an all-cash transaction for $70 million. Colorado East Bank & Trust, which was merged into TBK Bank upon closing, offers personal checking, savings, CD, money market, HSA, IRA, NOW and business accounts, as well as consumer, commercial and mortgage loans from 18 branches and one loan production office located throughout Colorado and far western Kansas. The acquisition expands the Company’s market into Colorado and further diversifies the Company’s loan, customer, and deposit base.

As of June 30, 2016, ColoEast had approximately $753 million of total assets, $464 million of loans, and $659 million of deposits.  The initial accounting for the ColoEast acquisition has not been completed because the fair value of loans, deposits, and numerous other items has not yet been determined.

Financial Highlights

The Company’s key financial highlights as of and for the three and six months ended June 30, 2016, as compared to the prior period, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Income Statement Data:
Interest income	$28,354	$26,597	$53,247	$48,176
Interest expense	2,447	1,952	4,851	3,806
Net interest income	25,907	24,645	48,396	44,370
Provision for loan losses	1,939	2,541	1,428	3,186
Net interest income after provision	23,968	22,104	46,968	41,184
Bargain purchase gain	—	—	—	12,509
Other noninterest income	3,668	4,769	8,649	8,919
Noninterest income	3,668	4,769	8,649	21,428
Noninterest expense	20,331	19,635	40,409	40,418
Net income before income taxes	7,305	7,238	15,208	22,194
Income tax expense	2,679	2,586	5,576	3,498
Net income	4,626	4,652	9,632	18,696
Dividends on preferred stock	(195)	(195)	(389)	(387)
Net income available to common stockholders	$4,431	$4,457	$9,243	$18,309

Per Share Data:
Basic earnings per common share	$0.25	$0.25	$0.52	$1.03
Diluted earnings per common share	$0.25	$0.25	$0.51	$1.01
Weighted average shares outstanding - basic	17,859,604	17,711,527	17,838,267	17,711,527
Weighted average shares outstanding - diluted	18,042,585	17,813,825	18,011,931	18,459,420

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	N/A	N/A	N/A	$0.39
Adjusted weighted average shares outstanding - diluted	N/A	N/A	N/A	17,783,069

Performance ratios - Annualized(2):
Return on average assets	1.07%	1.23%	1.13%	2.55%
Return on average common equity (1)	6.64%	7.27%	7.00%	15.37%
Return on average tangible common equity (1)	7.37%	8.28%	7.80%	17.54%
Return on average total equity	6.69%	7.30%	7.04%	15.08%
Yield on loans	8.50%	9.49%	8.18%	9.02%
Adjusted yield on loans (1)	7.81%	8.96%	7.65%	8.52%
Cost of interest bearing deposits	0.72%	0.65%	0.73%	0.65%
Cost of total deposits	0.63%	0.56%	0.64%	0.56%
Cost of total funds	0.68%	0.63%	0.68%	0.63%
Net interest margin (1)	6.53%	7.20%	6.22%	6.67%
Adjusted net interest margin (1)	5.98%	6.78%	5.79%	6.28%
Efficiency ratio (1)	68.74%	66.75%	70.84%	72.52%
Net noninterest expense to average assets (1)	3.85%	3.95%	3.73%	4.06%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2016	2015
Balance Sheet Data:
Total assets	$1,783,395	$1,691,313
Cash and cash equivalents	61,750	105,277
Investment securities	187,292	163,169
Loans held for sale	—	1,341
Loans held for investment, net	1,396,746	1,279,318
Total liabilities	1,503,632	1,423,275
Noninterest bearing deposits	170,834	168,264
Interest bearing deposits	1,104,320	1,080,686
FHLB advances	180,500	130,000
Junior subordinated debentures	24,823	24,687
Total stockholders’ equity	279,763	268,038
Preferred stockholders' equity	9,746	9,746
Common stockholders' equity (1)	270,017	258,292

Per Share Data:
Book value per share	$14.91	$14.34
Tangible book value per share (1)	$13.47	$12.79
Shares outstanding end of period	18,107,493	18,018,200

Asset Quality ratios(3):
Past due to total loans	2.80%	2.41%
Nonperforming loans to total loans	1.56%	1.03%
Nonperforming assets to total assets	1.60%	1.10%
ALLL to nonperforming loans	62.60%	94.10%
ALLL to total loans	0.98%	0.97%
Net charge-offs to average loans(4)	0.02%	0.07%

Capital ratios:
Tier 1 capital to average assets	16.02%	16.56%
Tier 1 capital to risk-weighted assets	17.14%	18.23%
Common equity Tier 1 capital to risk-weighted assets	15.19%	16.23%
Total capital to risk-weighted assets	18.01%	19.11%
Total stockholders' equity to total assets	15.69%	15.85%
Tangible common stockholders' equity ratio (1)	13.88%	13.85%

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

•

“Adjusted yield on loans” is our yield on loans after excluding loan accretion from our acquired loan portfolio.  Our management uses this metric to better assess the impact of purchase accounting on our yield on loans, as the effect of loan discount accretion is expected to decrease as the acquired loans roll off of our balance sheet, absent the impact, if any, of future acquisitions.

•

“Adjusted net interest margin” is net interest margin after excluding loan accretion from the acquired loan portfolio.  Our management uses this metric to better assess the impact of purchase accounting on net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off of our balance sheet, absent the impact, if any, of future acquisitions.

(2)	Amounts have been annualized.
(3)	Asset quality ratios exclude loans held for sale.
(4)	Net charge-offs to average loans ratios are for the six months ended June 30, 2016 and the year ended December 31, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net income available to common stockholders	N/A	N/A	N/A	$18,309
Less: bargain purchase gain, nontaxable	N/A	N/A	N/A	12,509
Add: merger and acquisition expenses, net of tax	N/A	N/A	N/A	158
Add: incremental bonus related to acquisition, net of tax	N/A	N/A	N/A	1,138
Less: escrow recovery from DHF, net of tax	N/A	N/A	N/A	195
Adjusted net income available to common stockholders	N/A	N/A	N/A	$6,901

Weighted average shares outstanding - diluted	N/A	N/A	N/A	18,459,420
Less: adjusted effects of assumed preferred stock conversion	N/A	N/A	N/A	676,351
Adjusted weighted average shares outstanding - diluted	N/A	N/A	N/A	17,783,069
Adjusted diluted earnings per common share	N/A	N/A	N/A	$0.39

Net income available to common stockholders	$4,431	$4,457	$9,243	$18,309
Average tangible common equity	241,666	215,846	238,420	210,554
Return on average tangible common equity	7.37%	8.28%	7.80%	17.54%

Efficiency ratio:
Net interest income	$25,907	$24,645	$48,396	$44,370
Noninterest income	3,668	4,769	8,649	21,428
Operating revenue	29,575	29,414	57,045	65,798
Less: bargain purchase gain, nontaxable	—	—	—	12,509
Less: escrow recovery from DHF, pre-tax	—	—	—	300
Adjusted operating revenue	$29,575	$29,414	$57,045	$52,989

Total noninterest expense	$20,331	$19,635	$40,409	$40,418
Less: merger and acquisition expenses, pre-tax	—	—	—	243
Less: incremental bonus related to acquisition, pre-tax	—	—	—	1,750
Adjusted noninterest expense	$20,331	$19,635	$40,409	$38,425
Efficiency ratio	68.74%	66.75%	70.84%	72.52%

Net noninterest expense to average assets ratio:
Total noninterest expense	$20,331	$19,635	$40,409	$40,418
Less: merger and acquisition expenses, pre-tax	—	—	—	243
Less: incremental bonus related to acquisition, pre-tax	—	—	—	1,750
Adjusted noninterest expense	$20,331	$19,635	$40,409	$38,425

Total noninterest income	$3,668	$4,769	$8,649	$21,428
Less: bargain purchase gain, nontaxable	—	—	—	12,509
Less: escrow recovery from DHF, pre-tax	—	—	—	300
Adjusted noninterest income	3,668	4,769	8,649	8,619
Adjusted net noninterest expenses	$16,663	$14,866	$31,760	$29,806
Average Total Assets	1,742,942	1,511,045	1,712,784	1,480,546
Net noninterest expense to average assets ratio	3.85%	3.95%	3.73%	4.06%

Reported yield on loans	8.50%	9.49%	8.18%	9.02%
Effect of accretion income on acquired loans	(0.69%)	(0.53%)	(0.53%)	(0.50%)
Adjusted yield on loans	7.81%	8.96%	7.65%	8.52%

Reported net interest margin	6.53%	7.20%	6.22%	6.67%
Effect of accretion income on acquired loans	(0.55%)	(0.42%)	(0.43%)	(0.39%)
Adjusted net interest margin	5.98%	6.78%	5.79%	6.28%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2016	2015
Total stockholders' equity	$279,763	$268,038
Less: Preferred stock liquidation preference	9,746	9,746
Total common stockholders' equity	270,017	258,292
Less: Goodwill and other intangibles	26,160	27,854
Tangible common stockholders' equity	$243,857	$230,438
Common shares outstanding	18,107,493	18,018,200
Tangible book value per share	$13.47	$12.79

Total assets at end of period	$1,783,395	$1,691,313
Less: Goodwill and other intangibles	26,160	27,854
Adjusted total assets at period end	$1,757,235	$1,663,459
Tangible common stockholders' equity ratio	13.88%	13.85%

Results of Operations

Net Income

Three months ended June 30, 2016 compared with three months ended June 30, 2015. We earned net income of $4.6 million for the three months ended June 30, 2016 compared to $4.7 million for the three months ended June 30, 2015, a decrease of $0.1 million. The decrease was primarily the result of a $1.1 million decrease in noninterest income, a $0.7 million increase in noninterest expense, and a $0.1 million increase in income tax expense, offset in part by a $1.3 million increase in net interest income and a $0.6 million reduction in the provision for loan losses.

Six months ended June 30, 2016 compared with six months ended June 30, 2015. We earned net income of $9.6 million for the six months ended June 30, 2016 compared to $18.7 million for the six months ended June 30, 2015, a decrease of $9.1 million.

These results for the six months ended June 30, 2015 were impacted by our acquisition of Doral Money, Inc. (“Doral Money”) which closed in March 2015.  The Doral Money acquisition resulted in a nontaxable bargain purchase gain in the amount of $12.5 million included in noninterest income for the six months ended June 30, 2015, offset by an additional $1.8 million bonus accrual and approximately $0.3 million of transaction costs recorded in connection with the Doral Money acquisition and reported as noninterest expense.

Excluding the impact of the Doral Money acquisition, we earned net income of $7.3 million for the six months ended June 30, 2015 compared to net income of $9.6 for the six months ended June 30, 2016, an increase of $2.3 million.  The adjusted increase was primarily the result of a $4.0 million increase in net interest income and a $1.8 million reduction in the provision for loan losses, offset in part by a $2.0 million increase in noninterest expense and a $2.1 million increase in income tax expense.

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

Three months ended June 30, 2016 compared with three months ended June 30, 2015. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the three month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$120,088	$197	0.66%	$119,969	$110	0.37%
Taxable securities	184,010	952	2.08%	153,073	609	1.60%
Tax-exempt securities	1,063	6	2.27%	3,643	16	1.76%
FHLB and FRB stock	4,748	13	1.10%	5,288	50	3.79%
Loans (1)	1,286,159	27,186	8.50%	1,090,472	25,812	9.49%
Total interest earning assets	1,596,068	28,354	7.15%	1,372,445	26,597	7.77%
Noninterest earning assets:
Cash and cash equivalents	23,619			24,921
Other noninterest earning assets	123,255			113,679
Total assets	$1,742,942			$1,511,045
Interest bearing liabilities:
Deposits:
Interest bearing demand	$242,862	$59	0.10%	$239,033	$36	0.06%
Individual retirement accounts	64,075	197	1.24%	55,778	168	1.21%
Money market	122,670	69	0.23%	116,517	66	0.23%
Savings	78,795	10	0.05%	74,088	9	0.05%
Certificates of deposit	565,600	1,560	1.11%	485,533	1,263	1.04%
Brokered deposits	49,950	125	1.01%	50,002	125	1.00%
Total deposits	1,123,952	2,020	0.72%	1,020,951	1,667	0.65%
Junior subordinated debentures	24,788	312	5.06%	24,513	278	4.55%
Other borrowings	139,601	115	0.33%	28,862	7	0.10%
Total interest bearing liabilities	1,288,341	2,447	0.76%	1,074,326	1,952	0.73%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	166,863			170,240
Other liabilities	9,770			10,825
Total equity	277,968			255,654
Total liabilities and equity	$1,742,942			$1,511,045
Net interest income		$25,907			$24,645
Interest spread (2)			6.39%			7.04%
Net interest margin (3)			6.53%			7.20%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $25.9 million for the three months ended June 30, 2016 compared to $24.6 million for the three months ended June 30, 2015, an increase of $1.3 million, or 5.3%.

This increase in net interest income was driven by increases in average interest earning assets, which increased to $1.596 billion for the three months ended June 30, 2016 from $1.372 billion for the three months ended June 30, 2015, an increase of $224 million, or 16.3%.  This increase was primarily attributable to additional interest income resulting from growth in our loan portfolio.  Our commercial finance product lines, including our factored receivables, asset-based loans, and equipment finance loans all increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  Our outstanding commercial finance balances increased $139.2 million, or 29.8%, from $467.7 million at June 30, 2015 to $606.9 million at June 30, 2016.  We also experienced growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.

The change in net interest income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was also impacted by interest income associated with certain loan payoff and restructuring activity.  Interest income for the three months ended June 30, 2016 included approximately $1.2 million of loan discount accretion resulting from the payoff of an individual purchased credit impaired loan in excess of its carrying amount.  Interest income for the three months ended June 30, 2015 included approximately $1.7 million of delinquent interest collected upon the resolution, for cash, of a nonperforming commercial loan and approximately $0.6 million of fees received in conjunction with the restructuring of an asset-based healthcare loan.  The combination of this loan payoff and restructuring activity contributed to a net period over period decrease in net interest income of $1.1 million.

The increases in our net interest income resulting from changes in the interest income generated by our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.124 billion for the three months ended June 30, 2016 from $1.021 billion for the three months ended June 30, 2015, an increase of $103 million, or 10.1%.  This increase was primarily due to growth in our certificates of deposit as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth.

Net interest margin decreased to 6.53% for the three months ended June 30, 2016 from 7.20% for the three months ended June 30, 2015, a decrease of 67 basis points.

The decline in our net interest margin primarily resulted from a decrease in yields on our interest earning assets.  Our average yield on earning assets decreased to 7.15% for the three months ended June 30, 2016 from 7.77% for the three months ended June 30, 2015, a decrease of 62 basis points. The decrease was partially due to changes in loan portfolio interest income related to the discount accretion, delinquent interest, and restructuring fees collected on the specific loans discussed above.  In addition, a change in the mix within our loan portfolio period over period contributed to the decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall factoring portfolio to 78% at June 30, 2016 compared to 85% at June 30, 2015 as we continue to expand our non-transportation factoring product lines in 2016.  Finally, excluding the impact of the $1.2 million of discount accretion recorded on the payoff of the purchased credit impaired loan discussed above, we have experienced a diminishing impact of discount accretion on the loan portfolio yield period over period.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition in 2013. The aggregate increased yield on our loan portfolio attributable to this discount accretion was 69 basis points for the three months ended June 30, 2016 and 53 basis points for the three months ended June 30, 2015.  Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.81% and 8.96% for the three months ended June 30, 2016 and 2015, respectively.  Subject to future acquisitions, including our recent acquisition of ColoEast, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, asset-based loans, equipment finance loans.  As of June 30, 2016, there was approximately $4.2 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Triumph Savings Bank and acquired Triumph Community Bank loan portfolios.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.98% and 6.78% for the three months ended June 30, 2016 and 2015, respectively.

An increase in our average cost of funds also contributed to the decrease in our net interest margin.  Our average cost of interest bearing liabilities increased to 0.76% for the three months ended June 30, 2016 from 0.73% for the three months ended June 30, 2015, an increase of 3 basis points.  This increase was primarily due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used to fund our growth period over period.  In addition, we increased the use of and extended the maturities of our advances with the FHLB due to the inclusion of mortgage warehouse facilities in our borrowing base with the FHLB, which began in late 2015.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the three month periods ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016 vs. 2015
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$87	$—	$87
Taxable securities	183	160	343
Tax-exempt securities	5	(15)	(10)
FHLB and FRB stock	(36)	(1)	(37)
Loans	(2,762)	4,136	1,374
Total interest income	(2,523)	4,280	1,757
Interest bearing liabilities:
Interest bearing demand	22	1	23
Individual retirement accounts	3	26	29
Money market	—	3	3
Savings	—	1	1
Certificates of deposit	76	221	297
Brokered deposits	—	—	—
Total deposits	101	252	353
Junior subordinated debentures	31	3	34
Other borrowings	17	91	108
Total interest expense	149	346	495
Change in net interest income	$(2,672)	$3,934	$1,262

Six months ended June 30, 2016 compared with six months ended June 30, 2015. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the six month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$124,660	$405	0.65%	$137,373	$251	0.37%
Taxable securities	177,353	1,710	1.94%	153,938	1,236	1.62%
Tax-exempt securities	1,099	13	2.38%	4,770	28	1.18%
FHLB and FRB stock	4,508	23	1.03%	4,915	101	4.14%
Loans (1)	1,256,362	51,096	8.18%	1,040,737	46,560	9.02%
Total interest earning assets	1,563,982	53,247	6.85%	1,341,733	48,176	7.24%
Noninterest earning assets:
Cash and cash equivalents	24,503			25,444
Other noninterest earning assets	124,299			113,369
Total assets	$1,712,784			$1,480,546
Interest bearing liabilities:
Deposits:
Interest bearing demand	$231,851	$116	0.10%	$234,766	$69	0.06%
Individual retirement accounts	62,993	388	1.24%	55,575	324	1.18%
Money market	117,448	134	0.23%	117,851	133	0.23%
Savings	77,673	19	0.05%	73,067	18	0.05%
Certificates of deposit	563,637	3,106	1.11%	477,100	2,444	1.03%
Brokered deposits	49,973	250	1.01%	50,003	249	1.00%
Total deposits	1,103,575	4,013	0.73%	1,008,362	3,237	0.65%
Junior subordinated debentures	24,751	614	4.99%	24,481	550	4.53%
Other borrowings	135,514	224	0.33%	22,083	19	0.17%
Total interest bearing liabilities	1,263,840	4,851	0.77%	1,054,926	3,806	0.73%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	163,621			165,583
Other liabilities	10,178			10,028
Total equity	275,145			250,009
Total liabilities and equity	$1,712,784			$1,480,546
Net interest income		$48,396			$44,370
Interest spread (2)			6.08%			6.51%
Net interest margin (3)			6.22%			6.67%
(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $48.4 million for the six months ended June 30, 2016 compared to $44.4 million for the six months ended June 30, 2015, an increase of $4.0 million, or 9.0%.

This increase in net interest income was driven by increases in average interest earning assets, which increased to $1.564 billion for the six months ended June 30, 2016 from $1.342 billion for the six months ended June 30, 2015, an increase of $222 million, or 16.5%.  This increase was primarily attributable to additional interest income resulting from growth in our loan portfolio.  Our commercial finance product lines, including our factored receivables, asset-based loans, and equipment finance loans all increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  Our outstanding commercial finance balances increased $139.2 million, or 29.8%, from $467.7 million at June 30, 2015 to $606.9 million at June 30, 2016.  We also experienced growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.

The change in net interest income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was also impacted by interest income associated with certain loan payoff and restructuring activity.  Interest income for the six months ended June 30, 2016 included approximately $1.2 million of loan discount accretion resulting from the payoff of an individual purchased credit impaired loan in excess of its carrying amount.  Interest income for the six months ended June 30, 2015 included approximately $1.7 million of delinquent interest collected upon the resolution, for cash, of a nonperforming commercial loan and approximately $0.6 million of fees received in conjunction with the restructuring of an asset-based healthcare loan.  The combination of this loan payoff and restructuring activity contributed to a net period over period decrease in net interest income of $1.1 million.

The increases in our net interest income resulting from changes in the interest income generated by our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.104 billion for the six months ended June 30, 2016 from $1.008 billion for the six months ended June 30, 2015, an increase of $96 million, or 9.5%.  This increase was primarily due to growth in our certificates of deposit as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth.

Net interest margin decreased to 6.22% for the six months ended June 30, 2016 from 6.67% for the six months ended June 30, 2015, a decrease of 45 basis points.

The decline in our net interest margin primarily resulted from a decrease in yields on our interest earning assets.  Our average yield on earning assets decreased to 6.85% for the six months ended June 30, 2016 from 7.24% for the six months ended June 30, 2015, a decrease of 39 basis points. The decrease was partially due to changes in loan portfolio interest income related to the discount accretion, delinquent interest, and restructuring fees collected on the specific loans discussed above.  In addition, a change in the mix within our loan portfolio period over period contributed to the decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall factoring portfolio to 78% at June 30, 2016 compared to 85% at June 30, 2015 as we continue to expand our non-transportation factoring product lines in 2016.  Finally, excluding the impact of the $1.2 million of discount accretion recorded on the payoff of the purchased credit impaired loan discussed above, we have experienced a diminishing impact of discount accretion on the loan portfolio yield period over period.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition in 2013. The aggregate increased yield on our loan portfolio attributable to this discount accretion was 53 basis points for the six months ended June 30, 2016 and 50 basis points for the six months ended June 30, 2015.  Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.65% and 8.52% for the six months ended June 30, 2016 and 2015, respectively.  Subject to future acquisitions, including our recent acquisition of ColoEast, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, asset-based loans, equipment finance loans.  As of June 30, 2016, there was approximately $4.2 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Triumph Savings Bank and acquired Triumph Community Bank loan portfolios.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.79% and 6.28% for the six months ended June 30, 2016 and 2015, respectively.

An increase in our average cost of funds also contributed to the decrease in our net interest margin.  Our average cost of interest bearing liabilities increased to 0.73% for the six months ended June 30, 2016 from 0.65% for the six months ended June 30, 2015, an increase of 8 basis points.  This increase was primarily due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used to fund our growth period over period. In addition, we increased the use of and extended the maturities of our advances with the FHLB due to the inclusion of mortgage warehouse facilities in our borrowing base with the FHLB, which began in late 2015.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the six month periods ended June 30, 2016 and 2014:

	Six Months Ended
	June 30, 2016 vs. 2015
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$195	$(41)	$154
Taxable securities	248	226	474
Tax-exempt securities	28	(43)	(15)
FHLB and FRB stock	(76)	(2)	(78)
Loans	(4,233)	8,769	4,536
Total interest income	(3,838)	8,909	5,071
Interest bearing liabilities:
Interest bearing demand	48	(1)	47
Individual retirement accounts	18	46	64
Money market	1	—	1
Savings	—	1	1
Certificates of deposit	185	477	662
Brokered deposits	1	—	1
Total deposits	253	523	776
Junior subordinated debentures	57	7	64
Other borrowings	18	187	205
Total interest expense	328	717	1,045
Change in net interest income	$(4,166)	$8,192	$4,026

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses at an adequate level to absorb probable losses incurred in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

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

Three months ended June 30, 2016 compared with three months ended June 30, 2015.  Our provision for loan losses was $1.9 million for the three months ended June 30, 2016 compared to $2.5 million for the three months ended June 30, 2015.  We experienced net charge-offs of $0.3 million in the three months ended June 30, 2016 compared to net charge-offs of $0.4 million for the same period in 2015.  The provision for loan losses is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated loans outstanding for a period.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics. During the three months ended June 30, 2016 outstanding loans increased $164.7 million from March 31, 2016.  During the three months ended June 30, 2015, outstanding loans increased $141.2 million from March 31, 2015.  The larger increase in outstanding loan balances within the three months ended June 30, 2016 typically would result in a higher provision for loan losses compared to the three months ended June 30, 2015.  However, a larger portion of the increase in the three months ended June 30, 2016 was generated by our non-commercial finance loan portfolio, including our mortgage warehouse and community bank portfolios, which generally require a lower level of ALLL.  In contrast, a larger percentage of the growth generated in the three months ended June 30, 2015 was in our commercial finance loan portfolio, including factored receivables, asset-based lending, and equipment finance loans, which generally require a higher level of ALLL.

The reduced provision in the three months ended June 30, 2016 also reflects our low level of net charge-offs, which impacts the historical loss rates used in the quantitative component of our required ALLL calculations, as more recent periods are more indicative of incurred losses than prior years in which we experienced higher loss rates, resulting in a lower required ALLL as a percentage of outstanding loan balances as of June 30, 2016.

Six months ended June 30, 2016 compared with six months ended June 30, 2015.  Our provision for loan losses was $1.4 million for the six months ended June 30, 2016 compared to $3.2 million for the six months ended June 30, 2015. We experienced net charge-offs of $0.2 million in the six months ended June 30, 2016 compared to net charge-offs of $0.6 million for the same period in 2015. Decreases in the provision for loan losses were partly the result of a lower loan portfolio growth rate period over period in our factored receivables. The provision for loan losses is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated loans outstanding for a period.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  During the six months ended June 30, 2016 outstanding loans increased $118.6 million from December 31, 2015.  During the six months ended June 30, 2015, outstanding loans increased $146.8 million from December 31, 2014.  The lower increase in outstanding balances within the six months ended June 30, 2016 was the primary driver of a lower provision for loan losses compared to the six months ended June 30, 2015.

The reduced provision in the six months ended June 30, 2016 also reflects our low level of net charge-offs, which impacts the historical loss rates used in the quantitative component of our required ALLL calculations, as more recent periods are more indicative of incurred losses than prior years in which we experienced higher loss rates, resulting in a lower required ALLL as a percentage of outstanding loan balances as of June 30, 2016.

Our ALLL was $13.8 million as of June 30, 2016 versus $12.6 million as of December 31, 2015, representing an ALLL to total loans ratio of 0.98% and 0.97% respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service charges on deposits	$695	$666	$29	4.4%	$1,354	$1,278	$76	5.9%
Card income	577	578	(1)	(0.2%)	1,123	1,101	22	2.0%
Net OREO gains (losses) and valuation adjustments	(1,204)	52	(1,256)	(2415.4%)	(1,215)	78	(1,293)	(1657.7%)
Net gains on sale of securities	—	242	(242)	(100.0%)	5	242	(237)	(97.9%)
Net gains on sale of loans	4	491	(487)	(99.2%)	16	1,033	(1,017)	(98.5%)
Fee income	504	502	2	0.4%	1,038	924	114	12.3%
Bargain purchase gain	—	—	—	—	—	12,509	(12,509)	(100.0%)
Asset management fees	1,605	1,274	331	26.0%	3,234	2,232	1,002	44.9%
Other	1,487	964	523	54.3%	3,094	2,031	1,063	52.3%
Total noninterest income	$3,668	$4,769	$(1,101)	(23.1%)	$8,649	$21,428	$(12,779)	(59.6%)

Three months ended June 30, 2016 compared with three months ended June 30, 2015. We earned noninterest income of $3.7 million for the three months ended June 30, 2016, compared to $4.8 million for the three months ended June 30, 2015, a decrease of $1.1 million. The decrease was primarily due to an increase in OREO valuation adjustments and a decrease in gains on the sale of securities and loans.  These decreases in noninterest income were offset in part by the increase in CLO asset management fees earned by Triumph Capital Advisors and other noninterest income.

•

Net OREO Gains (Losses) and Valuation Adjustments.  Net OREO gains (losses) and valuation adjustments represents gains on loans transferred to OREO with a fair value in excess of the foreclosed loans’ carrying value, gains and losses on the sale of OREO, and valuation allowances recorded due to subsequent write-downs of OREO.  The net loss of $1.2 million for the three months ended June 30, 2016 was primarily due to a $1.2 million OREO write-down related to a branch facility previously transferred to OREO that is no longer being actively operated.  The write-down was the result of obtaining an updated appraisal on the property.

•

Net Gains on Sale of Securities.  Net gains on sale of securities for the three months ended June 30, 2015 were the result of the sale of approximately $12.6 million of securities for a gain of $0.2 million as part of our ongoing securities portfolio management.  There were no security sales during the three months ended June 30, 2016.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 99% due to decreased sales activity period over period.  Proceeds from loan sales decreased from $16.7 million for the three months ended June 30, 2015 to $0.2 million for the three months ended June 30, 2016.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the three months ended June 30, 2016 is indicative of the run off of the business and we reported no residential mortgage loans as held for sale at June 30, 2016.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased 26% from $1.3 million for the three months ended June 30, 2015 to $1.6 million for the three months ended June 30, 2016.  Triumph Capital Advisors closed an additional CLO offering in June 2015 and was named staff and services provider for another CLO offering in June 2016, which increased its asset management fees on a period over period basis. In May 2016, a CLO with approximately $329 million in assets being managed by Triumph Capital Advisors was called, reducing our overall managed CLO assets.  As of June 30, 2016, Triumph Capital Advisors managed $1.490 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provides middle- and back-office services under staff and services agreements for $399 million of CLO assets earning approximately 26 basis points on average in fees.

•

Other.  Other income increased from $1.0 million for the three months ended June 30, 2015 to $1.5 million for the three months ended June 30, 2016.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, Triumph Insurance Group commissions, and income earned from our CLO warehouse equity investments.  Income from our CLO warehouse equity investments increased $0.6 million, from $0.2 million for the three months ended June 30, 2015 to $0.8 million for the three months ended June 30, 2016 due to our increased investments in the CLO warehouse entities.  There were no significant increases or decreases in the remaining components of other income period over period.

Six months ended June 30, 2016 compared with six months ended June 30, 2015. We earned noninterest income of $8.6 million for the six months ended June 30, 2016, compared to $21.4 million for the six months ended June 30, 2015, a decrease of $12.8 million. This activity was significantly impacted by the realization of a pre-tax bargain purchase gain in the amount of $12.5 million associated with the acquisition of Doral Money in March 2015.

Excluding the bargain purchase gain, we earned noninterest income of $8.9 million for the six months ended June 30, 2015 compared to $8.6 million for the six months ended June 30, 2016, a decrease of $0.3 million, or only 3%.  The decrease was primarily due to an increase in OREO valuation adjustments and a decrease in gains on the sale of securities and loans.  These decreases in noninterest income were offset in part by the increase in CLO asset management fees earned by Triumph Capital Advisors and other noninterest income.

•

Net OREO Gains (Losses) and Valuation Adjustments.  Net OREO gains (losses) and valuation adjustments represents gains on loans transferred to OREO with a fair value in excess of the foreclosed loans’ carrying value, gains and losses on the sale of OREO, and valuation allowances recorded due to subsequent write-downs of OREO.  The net loss of $1.2 million for the six months ended June 30, 2016 was primarily due to a $1.2 million OREO write-down related to a branch facility previously transferred to OREO that is no longer being actively operated.  The write-down was the result of obtaining an updated appraisal on the property.

•

Net Gains on Sale of Securities.  Net gains on sale of securities for the six months ended June 30, 2015 were the result of the sale of approximately $12.6 million of securities for a gain of $0.2 million as part of our ongoing securities portfolio management.  We sold approximately $4.3 million of securities for a minimal net gain during the six months ended June 30, 2016.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 99% due to decreased sales activity period over period.  Proceeds from loan sales decreased from $36.4 million for the six months ended June 30, 2015 to $2.2 million for the six months ended June 30, 2016.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the six months ended June 30, 2016 is indicative of the run off of the business and we reported no residential mortgage loans as held for sale at June 30, 2016.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased 45% from $2.2 million for the six months ended June 30, 2015 to $3.2 million for the six months ended June 30, 2016.  Triumph Capital Advisors closed an additional CLO offering in June 2015, assumed two CLO asset management agreements in March 2015 as a result of the Doral Money acquisition, and was named staff and services provider for another CLO offering in June 2016, which increased its asset management fees on a period over period basis. In May 2016, a CLO with approximately $329 million in assets being managed by Triumph Capital Advisors was called, reducing our overall managed CLO assets.  As of June 30, 2016, Triumph Capital Advisors managed $1.490 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provides middle- and back-office services under staff and services agreements for $399 million of CLO assets earning approximately 26 basis points on average in fees.

•

Other.  Other income increased from $2.0 million for the six months ended June 30, 2015 to $3.1 million for the six months ended June 30, 2016.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, Triumph Insurance Group commissions, and income earned from our CLO warehouse equity investments.  Income from our CLO warehouse equity investments increased $1.4 million, from $0.4 million for the six months ended June 30, 2015 to $1.8 million for the six months ended June 30, 2016 due to our increased investments in the CLO warehouse entities.  There were no significant increases or decreases in the remaining components of other income period over period.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits	$12,229	$12,042	$187	1.6%	$24,481	$25,311	$(830)	(3.3%)
Occupancy, furniture and equipment	1,534	1,555	(21)	(1.4%)	3,027	3,127	(100)	(3.2%)
FDIC insurance and other regulatory assessments	281	271	10	3.7%	505	534	(29)	(5.4%)
Professional fees	1,101	852	249	29.2%	2,174	2,179	(5)	(0.2%)
Amortization of intangible assets	717	895	(178)	(19.9%)	1,694	1,659	35	2.1%
Advertising and promotion	628	526	102	19.4%	1,147	1,069	78	7.3%
Communications and technology	1,263	927	336	36.2%	2,695	1,813	882	48.6%
Other	2,578	2,567	11	0.4%	4,686	4,726	(40)	(0.8%)
Total noninterest expense	$20,331	$19,635	$696	3.5%	$40,409	$40,418	$(9)	0.0%

Three months ended June 30, 2016 compared with three months ended June 30, 2015. Noninterest expense totaled $20.3 million for the three months ended June 30, 2016 compared to $19.6 million for the three months ended June 30, 2015, an increase of $0.7 million. The changes in the more significant noninterest expense items are discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $12.2 million for the three months ended June 30, 2016 compared to $12.0 million for the three months ended June 30, 2015, an increase of $0.2 million. This increase is attributable to several factors.  We experienced a slight increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 505.5 and 497.0 at June 30, 2016 and 2015, respectively. Sources of this increased headcount were primarily employees hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $1.1 million for the three months ended June 30, 2016 compared to $0.9 million for the three months ended June 30, 2015, an increase of $0.2 million. This increase is attributable to expenses associated with various ongoing external audit, legal, and consulting activities. There were no significant increases or decreases in the components of professional fees period over period.

•

Amortization of Intangibles. Amortization of intangible assets was $0.7 million for the three months ended June 30, 2016 compared to $0.9 million for the three months ended June 30, 2015, a decrease of $0.2 million.  The decrease is primarily due to the reduction in the amortization of intangible assets recorded in conjunction with our acquisition of Doral Money.  During the third quarter of 2015, we adjusted the estimated remaining life of one of the acquired Doral Money CLO contracts based upon an anticipated CLO call date, and the intangible became fully amortized in the first quarter of 2016.  The remaining lives of CLO management contracts and the related intangible asset amortization periods depend upon several factors, most notably commercial loan market conditions which impact the distributions to be made to the CLO equity holders upon liquidation of the CLO.  These factors are out of our control and can change on a quarter-over-quarter basis.  As of June 30, 2016, we had total intangible assets with a recorded net carrying amount of $10.2 million, with remaining amortization of $1.4 million scheduled in the remainder of fiscal year 2016, $2.5 million of amortization scheduled in fiscal year 2017, and the remaining $6.3 million of amortization scheduled thereafter.

•

Communications and Technology. Communications and technology expenses were $1.3 million for the three months ended June 30, 2016, compared to $0.9 million for the three months ended June 30, 2015, an increase of $0.4 million. This increase is primarily attributed to the communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.

•

Other. Increases experienced in other noninterest expense items in the three months ended June 30, 2016 versus the three months ended June 30, 2015 are generally attributable to the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

Six months ended June 30, 2016 compared with six months ended June 30, 2015. Noninterest expense totaled $40.4 million for the six months ended June 30, 2016 which was consistent with the $40.4 million of noninterest expense for the six months ended June 30, 2015.  The change in noninterest expense was impacted by the accrual of an incremental $1.8 million bonus expense during the six months ended June 30, 2015 for the anticipated amount expected to be paid to team members to recognize their contribution to the Doral Money acquisition and approximately $0.3 million of transactions costs associated with the acquisition.

Excluding the Doral Money bonus accrual and transaction costs, noninterest expense totaled $38.4 million for the six months ended June 30, 2015 compared to $40.4 million for the six months ended June 30, 2016, an increase of $2.0 million.  This increase is primarily attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives.  The changes in the more significant noninterest expense items are discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $24.5 million for the six months ended June 30, 2016 compared to $25.3 million for the six months ended June 30, 2015, a decrease of $0.8 million. This decrease was impacted by the accrual of an incremental $1.8 million bonus expense during the six months ended June 30, 2015 for the anticipated amount expected to be paid to team members to recognize their contribution to the Doral Money acquisition.  Offsetting this decrease, we experienced a slight increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 505.5 and 497.0 at June 30, 2016 and 2015, respectively.  Sources of this increased headcount were primarily employees hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the offsetting increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Communications and Technology. Communications and technology expenses were $2.7 million for the six months ended June 30, 2016, compared to $1.8 million for the six months ended June 30, 2015, an increase of $0.9 million. This increase is primarily attributed to the communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.

•

Other. Increases experienced in other noninterest expense items in the six months ended June 30, 2016 versus the six months ended June 30, 2015 are generally attributable to the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Three months ended June 30, 2016 compared with three months ended June 30, 2015.  Income tax expense for the three months ended June 30, 2016 was $2.7 million compared to $2.6 million for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 was 37% compared to 36% for the three months ended June 30, 2015.

Six months ended June 30, 2016 compared with six months ended June 30, 2015.  Income tax expense was $5.6 million for the six months ended June 30, 2016 compared to $3.5 million for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was 37% compared to 16% for the six months ended June 30, 2015.  The lower effective tax rate for the six months ended June 30, 2015 reflects the significant increase in nontaxable income attributed to the $12.5 million bargain purchase gain associated with the Doral Money acquisition. Excluding the impact of the bargain purchase gain, our effective tax rate for the six months ended June 30, 2015 was 36%.

Operating Segment Results

Our reportable segments are Factoring, Banking, Asset Management, and Corporate which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The Banking segment includes the operations of TBK Bank, including loans originated under our Triumph Commercial Finance, Triumph Healthcare Finance, and Triumph Premium Finance brands. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Banking segment also includes certain factored receivables which are purchased by TBK Bank under its Triumph Commercial Finance brand as opposed to at Triumph Business Capital.  The Asset Management segment includes the operations of Triumph Capital Advisors with revenue derived from fees for managing or providing other services related to collateralized loan obligation funds. Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

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

Three months ended June 30, 2016 compared with three months ended June 30, 2015. The following tables present our primary operating results for our operating segments as of and for the three month periods ended June 30, 2016 and 2015, respectively.

(Dollars in thousands)			Asset
Three Months Ended June 30, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$7,939	$20,109	$33	$273	$28,354
Intersegment interest allocations	(1,099)	1,099	—	—	—
Total interest expense	—	2,135	—	312	2,447
Net interest income (expense)	6,840	19,073	33	(39)	25,907
Provision for loan losses	555	1,392	—	(8)	1,939
Net interest income after provision	6,285	17,681	33	(31)	23,968
Other noninterest income	496	822	1,614	736	3,668
Noninterest expense	4,962	13,405	1,213	751	20,331
Operating income (loss)	$1,819	$5,098	$434	$(46)	$7,305

(Dollars in thousands)			Asset
Three Months Ended June 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$8,275	$18,189	$5	$128	$26,597
Intersegment interest allocations	(1,017)	1,017	—	—	—
Total interest expense	—	1,674	—	278	1,952
Net interest income (expense)	7,258	17,532	5	(150)	24,645
Provision for loan losses	477	1,971	—	93	2,541
Net interest income after provision	6,781	15,561	5	(243)	22,104
Other noninterest income	450	2,708	1,352	259	4,769
Noninterest expense	4,450	12,707	809	1,669	19,635
Operating income (loss)	$2,781	$5,562	$548	$(1,653)	$7,238

(Dollars in thousands)			Asset
June 30, 2016	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$216,649	$1,708,861	$15,208	$311,887	$(469,210)	$1,783,395
Gross loans	$206,256	$1,338,314	$889	$13,809	$(148,750)	$1,410,518

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

Factoring

Our Factoring segment’s operating income for the three months ended June 30, 2016 was $1.8 million, compared with $2.8 million for the three months ended June 30, 2015, a decrease of $1.0 million. This decrease was primarily due to reductions in net interest income and increases in noninterest expenses.

Factored receivables in our Factoring segment grew 17% from $176.1 million as of June 30, 2015 to $206.3 million as of June 30, 2016. Our average number of clients increased from 1,796 for the three months ended June 30, 2015 to 2,191 for the three months ended June 30, 2016 and the corresponding factored accounts receivable purchases increased from $416.8 million during the three months ended June 30, 2015 to $434.2 million during the three months ended June 30, 2016.  Our average invoice size decreased 17% from $1,509 for the three months ended June 30, 2015 to $1,295 for the three months ended June 30, 2016, however, the number of invoices purchased increased 25% period over period.

Net interest income was $6.8 million for the three months ended June 30, 2016 compared to $7.3 million for the three months ended June 30, 2015, a decrease of $0.5 million. The decrease in net interest income is partly due to pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment.  In addition, a change in the mix within our factored receivables portfolio period over period contributed to the decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 89% at June 30, 2016 compared to 97% at June 30, 2015 as we continue to expand our non-transportation factoring product lines in 2016.  These decreases were offset slightly by a 3% increase in overall average net funds employed from $158.3 million for the three months ended June 30, 2015 to $163.6 million for the three months ended June 30, 2016.

Our provision for loan losses was $0.6 million for the three months ended June 30, 2016 compared with $0.5 million for the three months ended June 30, 2015. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  The higher provision in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to higher net purchases recorded during the three months ended June 30, 2016.  During the three months ended June 30, 2016 factored receivables increased approximately $41 million from March 31, 2016.  During the three months ended June 30, 2015, factored receivables increased approximately $20 million from March 31, 2015.  The higher increase in factored receivable balances within the three month period ended June 30, 2016 resulted in a higher provision for loan losses compared to the three months ended June 30, 2015.

Noninterest income was $0.5 million for the three months ended June 30, 2016 compared to $0.5 million for the three months ended June 30, 2015.  The slight increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $5.0 million for the three months ended June 30, 2016 compared with $4.5 million for the three months ended June 30, 2015, driven primarily by increased personnel and operating costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period.

Banking

Our Banking segment’s operating income totaled $5.1 million for the three months ended June 30, 2016 compared to operating income of $5.6 million for the three months ended June 30, 2015. We experienced a decrease in noninterest income and an increase in noninterest expense for the three months ended June 30, 2016.  These decreases in operating income were partially offset by increases in net interest income and a reduction in the provision for loan losses period over period.

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset-based loans, and healthcare asset-based loans.  Outstanding loans in our Banking segment grew 40% from $958 million as of June 30, 2015 to $1.338 billion as of June 30, 2016.

Our provision for loan losses was $1.4 million for the three months ended June 30, 2016 compared with $2.0 million for the three months ended June 30, 2015.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics. During the three months ended June 30, 2016 outstanding loans at our Banking segment increased $161.2 million from March 31, 2016.  During the three months ended June 30, 2015, outstanding loans at our Banking segment increased $102.5 million from March 31, 2015.  The larger increase in outstanding loan balances within the three months ended June 30, 2016 typically would result in a higher provision for loan losses compared to the three months ended June 30, 2015.  However, a larger portion of the increase in the three months ended June 30, 2016 was generated by our non-commercial finance loan portfolio, including our mortgage warehouse and community bank portfolios, which generally require a lower level of ALLL.  In contrast, a larger percentage of the growth generated in the three months ended June 30, 2015 was in our commercial finance loan portfolio, including asset-based lending and equipment finance loans, which generally require a higher level of ALLL.

The reduced provision in the three months ended June 30, 2016 also reflects our low level of net charge-offs, which impacts the historical loss rates used in the quantitative component of our required ALLL calculations, as more recent periods are more indicative of incurred losses than prior years in which we experienced higher loss rates, resulting in a lower required ALLL as a percentage of outstanding loan balances as of June 30, 2016.

Noninterest income was $0.8 million for the three months ended June 30, 2016 compared to $2.7 million for the three months ended June 30, 2015. This decrease was primarily due to a $1.2 million OREO write-down during the three months ended June 30, 2016 related to a branch facility previously transferred to OREO that is no longer being actively operated as a depository branch.  The write-down was the result of obtaining an updated appraisal on the property.  In addition, net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 99% due to decreased sales activity period over period.  Proceeds from loan sales decreased from $16.7 million for the three months ended June 30, 2015 to $0.2 million for the three months ended June 30, 2016.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the three months ended June 30, 2016 is indicative of the run off of the business.  Finally, there were no security sales during the three months ended June 30, 2016, however, net gains on sale of securities for the three months ended June 30, 2015 were the result of the sale of approximately $12.6 million of securities for a gain of $0.2 million as part of our ongoing securities portfolio management.

Noninterest expense was $13.4 million  for the three months ended June 30, 2016, compared with $12.7 million for the three months ended June 30, 2015, an increase of $0.7 million driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending, including communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.  In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.  Finally, the increase in noninterest expense is partially related to the reassignment of certain personnel to the Banking segment in connection with the merger of our subsidiary banks in October 2015.

Asset Management

Our Asset Management segment’s operating income totaled $0.4 million for the three months ended June 30, 2016 compared to $0.5 million for the three months ended June 30, 2015.  This decrease was primarily due to an increase in noninterest expenses of $0.4 million from $0.8 million for the three months ended June 30, 2015 to $1.2 million for the three months ended June 30, 2016.  The increased noninterest expenses were primarily related to increases in personnel costs to support the growth in this segment.  This decrease in operating income was offset in part by an increase in noninterest income during the three months ended June 30, 2016.  Triumph Capital Advisors closed an additional CLO offering in June 2015 and was named staff and services provider for another CLO offering in June 2016, which increased its asset management fees on a period over period basis. In May 2016, a CLO with approximately $329 million in assets being managed by Triumph Capital Advisors was called, reducing our overall managed CLO assets.  As of June 30, 2016, Triumph Capital Advisors managed $1.490 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provides middle- and back-office services under staff and services agreements for $399 million of CLO assets earning approximately 26 basis points on average in fees.

Corporate

The Corporate segment’s operating loss totaled approximately $0.1 million for the three months ended June 30, 2016, compared with an operating loss of $1.7 million for the three months ended June 30, 2015.  The increase in interest income at the holding company is primarily due to the investment in shared national credits purchased by the holding company during 2015.  These shared national credits had a remaining balance of $13.8 million as of June 30, 2016.  Also included in the Corporate segment’s increased operating income is an increase of $0.5 million in noninterest income and a decrease of $0.9 million in operating expenses for the three months ended June 30, 2016.  The increase in noninterest income is primarily due to earnings associated with the Corporate segment’s additional equity investments in CLO warehouse entities.  The decrease in operating expenses is primarily related to the reassignment of certain personnel to the Banking segment in connection with the merger of our subsidiary banks in October 2015.

Six months ended June 30, 2016 compared with six months ended June 30, 2015. The following tables present our primary operating results for our operating segments as of and for the six month periods ended June 30, 2016 and 2015, respectively.

(Dollars in thousands)			Asset
Six Months Ended June 30, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$15,124	$37,535	$64	$524	$53,247
Intersegment interest allocations	(2,100)	2,100	—	—	—
Total interest expense	—	4,237	—	614	4,851
Net interest income (expense)	13,024	35,398	64	(90)	48,396
Provision for loan losses	85	1,267	—	76	1,428
Net interest income after provision	12,939	34,131	64	(166)	46,968
Other noninterest income	942	2,836	3,285	1,586	8,649
Noninterest expense	9,535	26,987	2,559	1,328	40,409
Operating income (loss)	$4,346	$9,980	$790	$92	$15,208

(Dollars in thousands)			Asset
Six Months Ended June 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$15,503	$32,424	$65	$184	$48,176
Intersegment interest allocations	(1,926)	1,926	—	—	—
Total interest expense	—	3,246	10	550	3,806
Net interest income	13,577	31,104	55	(366)	44,370
Provision for loan losses	368	2,725	—	93	3,186
Net interest income after provision	13,209	28,379	55	(459)	41,184
Bargain purchase gain	—	—	12,509	—	12,509
Other noninterest income	781	5,293	2,309	536	8,919
Noninterest expense	8,762	25,107	3,435	3,114	40,418
Operating income (loss)	$5,228	$8,565	$11,438	$(3,037)	$22,194

(Dollars in thousands)			Asset
June 30, 2016	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$216,649	$1,708,861	$15,208	$311,887	$(469,210)	$1,783,395
Gross loans	$206,256	$1,338,314	$889	$13,809	$(148,750)	$1,410,518

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

Factoring

Our Factoring segment’s operating income for the six months ended June 30, 2016 was $4.3 million, compared with $5.2 million for the six months ended June 30, 2015, a decrease of $0.9 million. This decrease was primarily due to reductions in net interest income and increases in noninterest expenses.

Factored receivables in our Factoring segment grew 17% from $176.1 million as of June 30, 2015 to $206.3 million as of June 30, 2016. Our average number of clients increased from 1,707 for the six months ended June 30, 2015 to 2,161 for the six months ended June 30, 2016 and the corresponding factored accounts receivable purchases increased from $782.1 million during the six months ended June 30, 2015 to $815.8 million during the six months ended June 30, 2016.  Our average invoice size decreased 16% from $1,524 for the six months ended June 30, 2015 to $1,277 for the six months ended June 30, 2016, however, the number of invoices purchased increased 24% period over period.

Net interest income was $13.0 million for the six months ended June 30, 2016 compared to $13.6 million for the six months ended June 30, 2015, a decrease of $0.6 million. The decrease in net interest income is partly due to pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment.  In addition, a change in the mix within our factored receivables portfolio period over period contributed to the decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 89% at June 30, 2016 compared to 97% at June 30, 2015 as we continue to expand our non-transportation factoring product lines in 2016.  These decreases were offset slightly by a 3% increase in overall average net funds employed from $148.5 million for the six months ended June 30, 2015 to $155.0 million for the six months ended June 30, 2016.

Our provision for loan losses was $0.1 million for the six months ended June 30, 2016 compared with $0.4 million for the six months ended June 30, 2015. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  The lower provision in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to reductions in specific reserves required on at-risk balances recorded during the six months ended June 30, 2016 compared to increases in such specific reserves during the six months ended June 30, 2015.  These decreases were offset in part by higher net purchases recorded during the six months ended June 30, 2016.  During the six months ended June 30, 2016 factored receivables increased approximately $20 million from December 31, 2015.  During the six months ended June 30, 2015, factored receivables increased approximately $6 million from December 31, 2014.  The higher increase in factored receivable balances within the six month period ended June 30, 2016 contributes to a higher provision for loan losses compared to the six months ended June 30, 2015.

Noninterest income was $0.9 million for the six months ended June 30, 2016 compared to $0.8 million for the six months ended June 30, 2015.  The slight increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $9.5 million for the six months ended June 30, 2016 compared with $8.8 million for the six months ended June 30, 2015, driven primarily by increased personnel and operating costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and  number of invoices processed period over period.

Banking

Our Banking segment’s operating income totaled $10.0 million for the six months ended June 30, 2016 compared to operating income of $8.6 million for the six months ended June 30, 2015, an increase of $1.4 million. We experienced an increase in net interest income and a decrease in the provision for loan losses for the six months ended June 30, 2016.  These increases in operating income were partially offset by decreases in noninterest income and an increase in noninterest expense period over period.

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset-based loans, and healthcare asset-based loans.  Outstanding loans in our Banking segment grew 40% from $958 million as of June 30, 2015 to $1.338 billion as of June 30, 2016.

Our provision for loan losses was $1.3 million for the six months ended June 30, 2016 compared with $2.7 million for the six months ended June 30, 2015.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics.  During the six months ended June 30, 2016 outstanding loans in our Banking segment increased $115.3 million from December 31, 2015.  During the six months ended June 30, 2015, outstanding loans in our Banking segment increased $122.4 million from December 31, 2014.  The lower increase in outstanding balances within the six months ended June 30, 2016 contributes to a lower provision for loan losses compared to the six months ended June 30, 2015. In addition, much of the increase in the six months ended June 30, 2016 was generated by our non-commercial finance loan portfolio, including our mortgage warehouse and community bank portfolios, which generally require a lower level of ALLL.  In contrast, a larger percentage of the growth generated in the six months ended June 30, 2015 was in our commercial finance loan portfolio, including asset-based lending and equipment finance loans, which generally require a higher level of ALLL.

The reduced provision in the six months ended June 30, 2016 also reflects our low level of net charge-offs, which impacts the historical loss rates used in the quantitative component of our required ALLL calculations, as more recent periods are more indicative of incurred losses than prior years in which we experienced higher loss rates, resulting in a lower required ALLL as a percentage of outstanding loan balances as of June 30, 2016

Noninterest income was $2.8 million for the six months ended June 30, 2016 compared to $5.3 million for the six months ended June 30, 2015. This decrease was primarily due to a $1.2 million OREO write-down during the six months ended June 30, 2016 related to a branch facility previously transferred to OREO that is no longer being actively operated as a depository branch.  The write-down was the result of obtaining an updated appraisal on the property.  In addition, net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 99% due to decreased sales activity period over period.  Proceeds from loan sales decreased from $36.4 million for the six months ended June 30, 2015 to $2.2 million for the six months ended June 30, 2016.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the three months ended June 30, 2016 is indicative of the run off of the business.  Finally, we sold approximately $4.3 million of securities for a minimal net gain during the six months ended June 30, 2016.  Net gains on sale of securities for the six months ended June 30, 2015 were the result of the sale of approximately $12.6 million of securities for a gain of $0.2 million as part of our ongoing securities portfolio management.

Noninterest expense was $27.0 million for the six months ended June 30, 2016, compared with $25.1 million for the six months ended June 30, 2015, an increase of $1.9 million driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending, including communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.  In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.  Finally, the increase in noninterest expense is partially related to the reassignment of certain personnel to the Banking segment in connection with the merger of our subsidiary banks in October 2015.

Asset Management

Our Asset Management segment’s operating income totaled $0.8 million for the six months ended June 30, 2016 compared to $11.4 million for the six months ended June 30, 2015. This increase was significantly impacted by the recording of a pre-tax bargain purchase gain in the amount of $12.5 million associated with the acquisition of Doral Money in 2015, offset by direct transaction costs of $0.3 million and the accrual of a $1.8 million incremental bonus expense for the anticipated amount expected to be paid to team members to recognize their contribution to the transaction.  Excluding the bargain purchase gain net of transaction costs and the incremental bonus accrual, the Asset Management segment reported operating income of $1.0 million for the six months ended June 30, 2015 compared to $0.8 million for the six months ended June 30, 2016.  The decrease for the six months ended June 30, 2016 was due in part to an increase in noninterest expenses of $1.3 million from $1.3 million (adjusted to exclude the incremental bonus expense and direct transaction costs of the Doral Money acquisition) for the six months ended June 30, 2015 to $2.6 million for the six months ended June 30, 2016.  The increased noninterest expenses were primarily related to increases in personnel costs to support the growth in this segment.  This decrease in operating income was offset in part by a $1.0 million increase in noninterest income during the six months ended June 30, 2016.  Triumph Capital Advisors closed an additional CLO offering in June 2015, assumed two CLO asset management agreements in March 2015 as a result of the Doral Money acquisition, and was named staff and services provider for another CLO offering in June 2016, which increased its asset management fees on a period over period basis. In May 2016, a CLO with approximately $329 million in assets being managed by Triumph Capital Advisors was called, reducing our overall managed CLO assets.  As of June 30, 2016, Triumph Capital Advisors managed $1.490 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provides middle- and back-office services under staff and services agreements for $399 million of CLO assets earning approximately 26 basis points on average in fees.

Corporate

The Corporate segment’s operating income totaled $0.1 million for the six months ended June 30, 2016, compared with an operating loss of $3.0 million for the six months ended June 30, 2015.  The increase in interest income at the holding company is primarily due to the investment in shared national credits purchased by the holding company during 2015.  These shared national credits had a remaining balance of $13.8 million as of June 30, 2016.  Also included in the Corporate segment’s increased operating income is an increase of $1.1 million in noninterest income and a decrease of $1.8 million in operating expenses for the six months ended June 30, 2016.  The increase in noninterest income is primarily due to earnings associated with the Corporate segment’s additional equity investments in CLO warehouse entities.  The decrease in operating expenses is primarily related to the reassignment of certain personnel to the Banking segment in connection with the merger of our subsidiary banks in October 2015.

Financial Condition

Assets

Total assets were $1.783 billion at June 30, 2016, compared to $1.691 billion at December 31, 2015, an increase of $92 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $1.411 billion at June 30, 2016, compared with $1.292 billion at December 31, 2015.

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

The following table shows our loan portfolio by portfolio segments as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$298,991	21%	$291,819	23%
Construction, land development, land	36,498	3%	43,876	3%
1-4 family residential properties	74,121	5%	78,244	6%
Farmland	35,795	3%	33,573	3%
Commercial	574,508	40%	495,356	38%
Factored receivables	237,520	17%	215,088	17%
Consumer	17,339	1%	13,050	1%
Mortgage warehouse	135,746	10%	120,879	9%
Total Loans	$1,410,518	100%	$1,291,885	100%

Commercial Real Estate Loans. Our commercial real estate loans were $299.0 million at June 30, 2016, an increase of $7.2 million from $291.8 million at December 31, 2015, due primarily to new loan origination activity during the six months ended June 30, 2016.

Construction and Development Loans. Our construction and development loans were $36.5 million at June 30, 2016, a decrease of $7.4 million from $43.9 million at December 31, 2015, due primarily to paydowns that offset new loan activity for the period.

Residential Real Estate Loans. Our one-to-four family residential loans were $74.1 million at June 30, 2016, a decrease of $4.1 million from $78.2 million at December 31, 2015, due primarily to paydowns that offset new loan activity for the period.  As previously discussed, we made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  As a result, we expect our residential real estate loan balances to continue to decline as existing loans payoff.

Commercial Loans. Our commercial loans held for investment were $574.5 million at June 30, 2016, an increase of $79.1 million from $495.4 million at December 31, 2015. This increase was driven by growth in the asset-based and equipment finance loans originated under our Triumph Commercial Finance brand and asset-based healthcare loans originated under our Triumph Healthcare Finance brand as we continue to execute on our growth strategy for such products. In addition, premium finance loans originated under our Triumph Premium Finance brand continued to grow during the period.  Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets and purchased shared national credits, increased from $189.5 million at December 31, 2015 to $205.1 million at June 30, 2016.  This increase is a result of new originations in our community banking markets in excess of paydowns as we continue to focus on lending activities to support businesses within our local communities. A portion of this increase was offset by a decrease due to $4.0 million of shared national credits being transferred to the held for sale classification during six months ended June 30, 2016 and subsequently being sold.  The following table shows our commercial loans as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Commercial
TCF equipment	$167,000	$148,951
TCF asset-based lending	114,632	75,134
THF asset-based lending	81,664	80,200
Premium finance	6,117	1,612
Other commercial lending	205,095	189,459
Total commercial loans	$574,508	$495,356

Factored Receivables. Our factored receivables were $237.5 million at June 30, 2016, an increase of $22.4 million from $215.1 million at December 31, 2015 as we continue to execute on our growth strategy for this product at Triumph Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.  Purchase volume at our factoring subsidiary Triumph Business Capital was $816 million during the six months ended June 30, 2016 and Triumph Commercial Finance recorded purchase volume of $126 million for the six months ended June 30, 2016.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $135.7 million at June 30, 2016, an increase of $14.8 million from $120.9 million at December 31, 2015. The increase was primarily due to higher utilization of our clients’ mortgage warehouse facilities during the period.  Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

Other Loans. Our portfolio also includes real estate loans secured by farmland and consumer loans. All of these categories of loans in the aggregate were less than 5% of our total loan portfolio as of June 30, 2016 and December 31, 2015.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of June 30, 2016.

	June 30, 2016
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$77,134	$179,404	$42,453	$298,991
Construction, land development, land	18,983	16,040	1,475	36,498
1-4 family residential properties	6,482	30,911	36,728	74,121
Farmland	1,780	22,033	11,982	35,795
Commercial	188,155	367,175	19,178	574,508
Factored receivables	237,520	—	—	237,520
Consumer	1,517	7,401	8,421	17,339
Mortgage warehouse	135,746	—	—	135,746
	$667,317	$622,964	$120,237	$1,410,518

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$441,989	$45,918
Floating interest rates		180,975	74,319
Total		$622,964	$120,237

As of June 30, 2016, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (32%), Illinois (28%), and Iowa (12%) make up 72% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.

Further, a majority (78%) of our factored receivables, representing approximately 13% of our total loan portfolio as of June 30, 2016, are receivables purchased from trucking fleets and owner-operators in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.

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

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Nonperforming loans:
Commercial real estate	$687	$725
Construction, land development, land	275	—
1-4 family residential properties	966	551
Farmland	—	—
Commercial	12,008	3,281
Factored receivables	2,260	1,931
Consumer	34	—
Mortgage warehouse	—	—
Purchased credit impaired	5,771	6,867
Total nonperforming loans	22,001	13,355
Other real estate owned, net	6,074	5,177
Other repossessed assets	378	—
Total nonperforming assets	$28,453	$18,532

Nonperforming assets to total assets	1.60%	1.10%
Nonperforming loans to total loans held for investment	1.56%	1.03%
Total past due loans to total loans held for investment	2.80%	2.41%

We had $22.0 million and $13.4 million in nonperforming loans, including nonaccrual PCI loans, as of June 30, 2016 and December 31, 2015, respectively. Nonperforming loans increased from December 31, 2015 to June 30, 2016, primarily due to the addition of five commercial finance loans totaling $8.3 million, one of which was a relationship restructured as a TDR.  We recorded an additional $1.5 million of specific loan loss reserves against these balances during the six months ended June 30, 2016.  As a result, the ratio of nonperforming loans to total loans increased to 1.56% at June 30, 2016 and, combined with the increase in our OREO balances, our ratio of nonperforming assets to total assets increased to 1.60% at June 30, 2016 compared to 1.10% at December 31, 2015.  We did experience a reported increase in our total past due loans to total loans during the six months ended June 30, 2016 to 2.80% from 2.41% at December 31, 2015.  This increase was primarily attributable to the increase in nonperforming loans described above.

Our OREO as of June 30, 2016 totaled $6.1 million, an increase of $0.9 million from the $5.2 million as of December 31, 2015.  During the six months ended June 30, 2016 we reclassified two retail branch facilities that were no longer being actively operated as depository branches to OREO, one of which also supported our residential mortgage production business, which we have exited.  One of the branch facilities was sold and we recorded a $1.2 million OREO write-down on the other facility to reduce its carrying amount to $0.7 million at June 30, 2016.  The write-down was the result of obtaining an updated appraisal on the property.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At June 30, 2016 and December 31, 2015, we had $11.6 million and $13.9 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at June 30, 2016 and December 31, 2015 were graded as “substandard”.

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

The following table sets forth the ALLL by category of loan:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$1,792	21%	0.60%	$1,489	23%	0.51%
Construction, land development, land	181	3%	0.50%	367	3%	0.84%
1-4 family residential properties	259	5%	0.35%	274	6%	0.35%
Farmland	143	3%	0.40%	134	3%	0.40%
Commercial	6,697	40%	1.17%	5,276	38%	1.07%
Factored receivables	4,204	17%	1.77%	4,509	17%	2.10%
Consumer	293	1%	1.69%	216	1%	1.66%
Mortgage warehouse	203	10%	0.15%	302	9%	0.25%
Total Loans	$13,772	100%	0.98%	$12,567	100%	0.97%

From December 31, 2015 to June 30, 2016, the ALLL increased from $12.6 million or 0.97% of total loans to $13.8 million or 0.98% of total loans. The increase was principally driven by the $117.6 million increase in the loan portfolio during the six months ended June 30, 2016.  In addition, our ALLL increased due to a net $1.0 million increase in specific allowances recorded on impaired loans during the six months ended June 30, 2016.

The following table presents the unpaid principal and recorded investment for loans at June 30, 2016. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) of which approximately $4.2 million is expected to be accretable into income over the remaining lives of the acquired loans, (2) net deferred origination costs and fees, and (3) previous charge-offs. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
June 30, 2016	Investment	Principal	Difference
Commercial real estate	$298,991	$301,586	$(2,595)
Construction, land development, land	36,498	37,972	(1,474)
1-4 family residential properties	74,121	76,456	(2,335)
Farmland	35,795	35,741	54
Commercial	574,508	575,213	(705)
Factored receivables	237,520	238,660	(1,140)
Consumer	17,339	17,321	18
Mortgage warehouse	135,746	135,746	—
	$1,410,518	$1,418,695	$(8,177)

At June 30, 2016 and December 31, 2015, we had on deposit $23.9 million and $21.2 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the three and six months ended June 30, 2016 and 2015, and the effects of those items on our ALLL:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$12,093	$9,286	$12,567	$8,843
Loans charged-off:
Commercial real estate	(1)	(54)	(1)	(143)
Construction, land development, land	—	—	—	—
1-4 family residential properties	(47)	(78)	(63)	(183)
Farmland	—	—	—	—
Commercial	(169)	(45)	(169)	(47)
Factored receivables	(450)	(312)	(458)	(379)
Consumer	(112)	(52)	(155)	(147)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(779)	$(541)	$(846)	$(899)
Recoveries of loans charged-off:
Commercial real estate	13	10	14	51
Construction, land development, land	—	—	—	—
1-4 family residential properties	71	77	76	100
Farmland	—	—	—	—
Commercial	401	4	431	6
Factored receivables	20	18	69	48
Consumer	14	67	33	127
Mortgage warehouse	—	—	—	—
Total loans recoveries	$519	$176	$623	$332
Net loans charged-off	$(260)	$(365)	$(223)	$(567)
Provision for (reversal of) loan losses:
Commercial real estate	161	183	290	773
Construction, land development, land	(17)	2	(186)	13
1-4 family residential properties	(50)	29	(28)	119
Farmland	10	2	9	9
Commercial	1,134	1,109	1,159	1,102
Factored receivables	524	1,049	84	1,004
Consumer	169	61	199	40
Mortgage warehouse	8	106	(99)	126
Total provision for loan losses	$1,939	$2,541	$1,428	$3,186
Balance at end of period	$13,772	$11,462	$13,772	$11,462

Average total loans held for investment	$1,286,065	$1,087,409	$1,255,977	$1,037,273
Net charge-offs to average total loans held for investment	0.02%	0.03%	0.02%	0.05%
Allowance to total loans held for investment	0.98%	0.99%	0.98%	0.99%

Net loans charged off for the three and six months ended June 30, 2016 were $0.3 million and $0.2 million, respectively, compared to net loans charged off of $0.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2015.

Loans Held for Sale

At June 30, 2016 we held no originated mortgage loans for sale.  The Company made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  We chose to exit this business as the infrastructure investments necessary to appropriately address the operational and compliance risk associated with the business outweighed the amount of profitability generated.

At December 31, 2015, originated mortgage loans held for sale were $1.3 million. Loan sales of $0.2 million and $2.2 million occurred during the three and six months ended June 30, 2016, respectively, with negligible gains recorded.  Loan sales of $16.7 million and $36.4 million occurred during the three and six months ended June 30, 2015, respectively, and resulted in recognized net gains on sale of $0.5 million and $1.0 million in the respective periods.

Securities

We held securities classified as available for sale with a fair value of $159.8 million as of June 30, 2016, a decrease of $3.4 million from $163.2 million at December 31, 2015. The decrease is attributable to normal portfolio management activities, with the net reduction being attributed to normal sales, payment, and amortization activity. For the six months ended June 30, 2016, securities were sold resulting in proceeds of $4.3 million, which approximated their carrying value. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of June 30, 2016, we have investments classified as held to maturity with an amortized cost of $27.5 million, all of which were purchased during the six months ended June 30, 2016.  Approximately $25.8 million of these securities represent investments in “A” rated floating rate CLO securities.  Credit spreads on these products widened early this year due to market volatility, providing an opportunity to purchase these securities at attractive risk-adjusted yields.  We were able to leverage the expertise of our Triumph Capital Advisors team to underwrite and select the securities purchased.  These floating rate CLO securities provide an initial yield of approximately 4.7% with an estimated average expected life of approximately 6.5 years.  These are not CLO securities issued or managed by Triumph Capital Advisors, but by other CLO managers.  The remaining $1.7 million of held to maturity securities represent a minority investment in the unrated subordinated notes of a recently issued CLO managed by Trinitas Capital Management.  Triumph Capital Advisors provides certain middle- and back-office services to Trinitas Capital Management with respect to the CLO, but does not serve as asset manager.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of June 30, 2016:

	Maturity as of June 30, 2016
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$30,316	0.98%	$60,072	1.78%	$—	—	$—	—	$90,388	1.51%
Mortgage-backed securities	—	—	721	2.37%	336	4.27%	23,947	2.29%	25,004	2.32%
Asset backed securities	—	—	—	—	4,923	1.61%	8,256	1.95%	13,179	1.83%
State and municipal	350	2.22%	788	2.55%	128	4.00%	—	—	1,266	2.61%
Corporate bonds	374	2.68%	25,302	1.97%	1,406	2.36%	276	5.09%	27,358	2.03%
SBA pooled securities	—	—	3	1.67%	165	2.76%	—	—	168	2.75%
Total available for sale securities	$31,040	1.01%	$86,886	1.85%	$6,958	1.96%	$32,479	2.22%	$157,363	1.76%

Held to maturity securities:	$—	—	$—	—	$—	—	$27,502	5.16%	$27,502	5.16%

Liabilities

Our total liabilities were $1.504 billion as of June 30, 2016, an increase of $81 million, from $1.423 billion at December 31, 2015. The net change was primarily due to a $26 million increase in customer deposits, a $4 million increase in customer repurchase agreements, and a $51 million increase in Federal Home Loan Bank advances, offset by a $1 million decrease in other liabilities.

Deposits

Deposits represent our primary source of funds. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $1.275 billion as of June 30, 2016, compared to $1.249 billion as of December 31, 2015, an increase of $26 million.  As of June 30, 2016, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 47% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 53% of total deposits. See Note 7 – Deposits in the accompanying condensed notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of June 30, 2016 and December 31, 2015.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of June 30, 2016:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$73,060	$37,929	$110,989
Over 3 through 6 months	60,635	18,419	79,054
Over 6 through 12 months	89,616	35,666	125,282
Over 12 months	60,337	20,404	80,741
	$283,648	$112,418	$396,066

The following table summarizes our average deposit balances and weighted average rates for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$242,862	0.10%	19%	$239,033	0.06%	20%
Individual retirement accounts	64,075	1.24%	5%	55,778	1.21%	5%
Money market	122,670	0.23%	10%	116,517	0.23%	10%
Savings	78,795	0.05%	6%	74,088	0.05%	6%
Certificates of deposit	565,600	1.11%	43%	485,533	1.04%	41%
Brokered deposits	49,950	1.01%	4%	50,002	1.00%	4%
Total interest bearing deposits	1,123,952	0.72%	87%	1,020,951	0.65%	86%
Noninterest bearing demand	166,863	—	13%	170,240	—	14%
Total deposits	$1,290,815	0.63%	100%	$1,191,191	0.56%	100%

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$231,851	0.10%	18%	$234,766	0.06%	20%
Individual retirement accounts	62,993	1.24%	5%	55,575	1.18%	5%
Money market	117,448	0.23%	9%	117,851	0.23%	10%
Savings	77,673	0.05%	6%	73,067	0.05%	6%
Certificates of deposit	563,637	1.11%	45%	477,100	1.03%	41%
Brokered deposits	49,973	1.01%	4%	50,003	1.00%	4%
Total interest bearing deposits	1,103,575	0.73%	87%	1,008,362	0.65%	86%
Noninterest bearing demand	163,621	—	13%	165,583	—	14%
Total deposits	$1,267,196	0.64%	100%	$1,173,945	0.56%	100%

The increase in the average balance of certificates of deposit as a percentage of average total deposits was due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used in part to fund our organic loan growth period over period.

Other Borrowings

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $13.6 million at June 30, 2016 and $9.3 million at December 31, 2015. Our customer repurchase agreements generally overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions. The following provides a summary of our customer repurchase agreements as of and for the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Amount outstanding at end of period	$13,635	$9,317
Weighted average interest rate at end of period	0.02%	0.02%
Average daily balance during the year	$10,752	$13,158
Weighted average interest rate during the year	0.02%	0.02%
Maximum month-end balance during the year	$13,635	$16,033

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled $180.5 million as of June 30, 2016 and $130.0 million as of December 31, 2015.  As of June 30, 2016 and December 31, 2015, we had $110.5 million and $150.3 million, respectively, in unused and available advances from the FHLB. The increase in our average borrowing capacity from the year ended December 31, 2015 to the six months ended June 30, 2016 was primarily the result of the new inclusion of mortgage warehouse facilities in our borrowing base with the FHLB, which began in late 2015.

The following provides a summary of our FHLB advances as of and for the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Amount outstanding at end of period	$180,500	$130,000
Weighted average interest rate at end of period	0.36%	0.32%
Average amount outstanding during the period	124,762	34,244
Weighted average interest rate during the period	0.36%	0.19%
Highest month end balance during the period	180,500	130,000

Junior Subordinated Debentures

We have two junior subordinated debentures outstanding with a combined face value of $33.0 million. These debentures are unsecured obligations and were issued to two trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures mature in September 2033 and July 2036 and may be called at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month LIBOR plus a weighted average spread of 2.28%. As part of the purchase accounting adjustments made with the Triumph Community Bank acquisition, we adjusted the carrying value of the junior subordinated debentures to fair value as of October 15, 2013. The junior subordinated debentures had a combined carrying value of $24.8 million as of June 30, 2016 and $24.7 million as of December 31, 2015, and the discount will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $24.8 million and $24.7 million was allowed in the calculation of Tier I capital as of June 30, 2016 and December 31, 2015, respectively.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $279.8 million as of June 30, 2016, an increase of $11.8 million from $268.0 million as of December 31, 2015. Stockholders’ equity increased during this period primarily due to net income for the period of $9.6 million. Offsetting this increase were preferred dividends paid on our Series A and Series B preferred stock.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2016, TBK Bank had unsecured federal funds lines of credit with six unaffiliated banks totaling $112.5 million, with no amounts advanced against those lines at that time.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (as set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2016, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.

As of June 30, 2016, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since June 30, 2016 that management believes would have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of June 30, 2016.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
(Dollars in thousands)	Actual		Action Provisions		Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$288,194	18.0%	$127,944	8.0%	N/A	N/A
TBK Bank, SSB	$215,780	14.0%	$122,948	8.0%	$153,685	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$274,253	17.1%	$95,958	6.0%	N/A	N/A
TBK Bank, SSB	$201,915	13.1%	$92,211	6.0%	$122,948	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$243,086	15.2%	$71,968	4.5%	N/A	N/A
TBK Bank, SSB	$201,915	13.1%	$69,158	4.5%	$99,895	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$274,253	16.0%	$68,494	4.0%	N/A	N/A
TBK Bank, SSB	$201,915	12.3%	$65,902	4.0%	$82,378	5.0%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2016 excluding purchase accounting adjustments for our junior subordinated debentures and deposits. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - June 30, 2016
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$13,635	$13,635	$—	$—	$—
Federal Home Loan Bank advances	180,500	40,500	140,000	—	—
Junior subordinated debentures	32,990	—	—	—	32,990
Operating lease agreements	6,352	1,608	2,756	1,988	—
Time deposits with stated maturity dates	669,889	510,421	142,485	16,983	—
Total contractual obligations	$903,366	$566,164	$285,241	$18,971	$32,990

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

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Commitments to make loans	$29,831	$9,520
Unused lines of credit	132,258	116,703
Standby letters of credit	3,241	3,029
Total other commitments	$165,330	$129,252

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•	our limited operating history as an integrated company and our recent acquisitions;
•	business and economic conditions generally and in the bank and non-bank financial services industries, nationally and within our local market area;
•	our ability to mitigate our risk exposures;
•	our ability to maintain our historical earnings trends;
•	risks related to the integration of acquired businesses (including our recent acquisition of ColoEast Bankshares, Inc.) and any future acquisitions;
•	changes in management personnel;
•	interest rate risk;
•	concentration of our factoring services in the transportation industry;
•	credit risk associated with our loan portfolio;

•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	time and effort necessary to resolve nonperforming assets;
•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	lack of liquidity;
•	fluctuations in the fair value and liquidity of the securities we hold for sale;
•	impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•	risks related to our acting as the asset manager for one or more CLOs;
•	our risk management strategies;
•	environmental liability associated with our lending activities;
•	increased competition in the bank and non-bank financial services industries, nationally, regionally or locally, which may adversely affect pricing and terms;
•	the obligations associated with being a public company;
•	the accuracy of our financial statements and related disclosures;
•	material weaknesses in our internal control over financial reporting;
•	system failures or failures to prevent breaches of our network security;
•	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;
•	changes in carry-forwards of net operating losses;
•	changes in federal tax law or policy;
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

The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	3.0%	(2.6%)	5.5%	(1.7%)
+300 basis points	2.2%	(1.9%)	3.9%	(1.4%)
+200 basis points	1.4%	(1.3%)	2.3%	(1.2%)
+100 basis points	0.7%	(0.4%)	0.9%	(0.7%)
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.0%)	(2.7%)	(1.9%)	(1.6%)

The following table presents the change in our economic value of equity as of June 30, 2016 and December 31, 2015, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2016	December 31, 2015
+400 basis points	5.2%	0.2%
+300 basis points	4.2%	(0.2%)
+200 basis points	2.9%	(1.0%)
+100 basis points	1.9%	(1.2%)
Flat rates	0.0%	0.0%
-100 basis points	(9.0%)	(5.9%)

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

Trademark Infringement Lawsuit

On February 18, 2015, a trademark infringement suit was filed in the United States District Court for the Western District of Tennessee Western Division against the Company and certain subsidiaries by Triumph Bancshares, Inc. and Triumph Bank, N.A., asserting that the Company’s use of “Triumph” as part of the Company’s trademarks and domain names causes a likelihood of confusion, has caused actual confusion, and infringes plaintiffs’ trademarks.  The suit was settled and did not have a material impact on the financial condition and results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.
3.2	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.
10.1†	Amended and Restated Employment Agreement of Daniel J. Karas dated March 30, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	August 3, 2016	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	August 3, 2016	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer