Form 10-Q
period 2016-09-30
Triumph Bancorp, Inc.
filed 2016-10-28
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Common Stock — $0.01 par value, 18,104,543 shares, as of October 25, 2016

TRIUMPH BANCORP, INC.

FORM 10-Q

September 30, 2016

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(Dollar amounts in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$26,212	$23,447
Interest bearing deposits with other banks	78,513	81,830
Total cash and cash equivalents	104,725	105,277
Securities - available for sale	286,574	163,169
Securities - held to maturity, fair value of $30,849 and $0, respectively	29,316	—
Loans held for sale, at fair value	9,623	1,341
Loans, net of allowance for loan and lease losses of $14,912 and $12,567, respectively	1,944,943	1,279,318
Federal Home Loan Bank stock, at cost	8,397	3,818
Premises and equipment, net	45,050	22,227
Other real estate owned, net	8,061	5,177
Goodwill	28,598	15,968
Intangible assets, net	18,851	11,886
Bank-owned life insurance	36,347	29,535
Deferred tax assets, net	20,042	15,945
Other assets	34,963	37,652
Total assets	$2,575,490	$1,691,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$339,999	$168,264
Interest bearing	1,610,678	1,080,686
Total deposits	1,950,677	1,248,950
Customer repurchase agreements	15,329	9,317
Federal Home Loan Bank advances	230,000	130,000
Junior subordinated debentures	32,640	24,687
Subordinated notes	48,676	—
Other liabilities	13,647	10,321
Total liabilities	2,290,969	1,423,275
Commitments and contingencies - See Note 9 and Note 10
Stockholders' equity - See Note 13
Preferred Stock Series A	4,550	4,550
Preferred Stock Series B	5,196	5,196
Common stock	182	181
Additional paid-in-capital	196,306	194,297
Treasury stock, at cost	(751)	(560)
Retained earnings	77,846	64,097
Accumulated other comprehensive income	1,192	277
Total stockholders’ equity	284,521	268,038
Total liabilities and stockholders' equity	$2,575,490	$1,691,313

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans, including fees	$23,123	$15,716	$57,758	$46,113
Factored receivables, including fees	9,021	8,829	25,482	24,992
Taxable securities	1,154	649	2,887	1,987
Tax exempt securities	80	17	93	45
Cash deposits	93	92	498	342
Total interest income	33,471	25,303	86,718	73,479
Interest expense:
Deposits	2,408	1,764	6,421	5,001
Junior subordinated debentures	382	283	996	833
Other borrowings	263	25	487	44
Total interest expense	3,053	2,072	7,904	5,878
Net interest income	30,418	23,231	78,814	67,601
Provision for loan losses	2,819	165	4,247	3,351
Net interest income after provision for loan losses	27,599	23,066	74,567	64,250
Noninterest income:
Service charges on deposits	984	710	2,338	1,988
Card income	767	574	1,890	1,675
Net OREO gains (losses) and valuation adjustments	63	(58)	(1,152)	20
Net gains (losses) on sale of securities	(68)	15	(63)	257
Net gains on sale of loans	—	363	16	1,396
Fee income	655	542	1,693	1,466
Bargain purchase gain	—	1,708	—	14,217
Asset management fees	1,553	1,744	4,787	3,976
Other	2,145	700	5,239	2,731
Total noninterest income	6,099	6,298	14,748	27,726
Noninterest expense:
Salaries and employee benefits	14,699	12,416	39,180	37,727
Occupancy, furniture and equipment	1,921	1,575	4,948	4,702
FDIC insurance and other regulatory assessments	143	252	648	786
Professional fees	1,874	1,344	4,048	3,523
Amortization of intangible assets	958	1,179	2,652	2,838
Advertising and promotion	779	618	1,926	1,687
Communications and technology	1,966	951	4,661	2,764
Other	3,452	2,210	8,138	6,936
Total noninterest expense	25,792	20,545	66,201	60,963
Net income before income tax	7,906	8,819	23,114	31,013
Income tax expense	3,099	2,891	8,675	6,389
Net income	4,807	5,928	14,439	24,624
Dividends on preferred stock	(301)	(196)	(690)	(583)
Net income available to common stockholders	$4,506	$5,732	$13,749	$24,041
Earnings per common share
Basic	$0.25	$0.32	$0.77	$1.36
Diluted	$0.25	$0.32	$0.76	$1.33

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$4,807	$5,928	$14,439	$24,624
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(597)	(204)	1,396	226
Reclassification of amount realized through sale of securities	68	(15)	63	(257)
Tax effect	196	81	(544)	6
Total other comprehensive income (loss)	(333)	(138)	915	(25)
Comprehensive income	$4,474	$5,790	$15,354	$24,599

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Total
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income	Equity
Balance, January 1, 2015	$9,746	17,963,783	$180	$191,049	10,984	$(161)	$35,744	$951	$237,509
Issuance of restricted stock awards	—	77,956	1	(1)	—	—	—	—	—
Forfeiture of restricted stock awards	—	(1,667)	—	23	1,667	(23)	—	—	—
Stock based compensation	—	—	—	2,394	—	—	—	—	2,394
Series A Preferred dividends	—	—	—	—	—	—	(273)	—	(273)
Series B Preferred dividends	—	—	—	—	—	—	(310)	—	(310)
Net income	—	—	—	—	—	—	24,624	—	24,624
Other comprehensive income	—	—	—	—	—	—	—	(25)	(25)
Balance, September 30, 2015	$9,746	18,040,072	$181	$193,465	12,651	$(184)	$59,785	$926	$263,919

Balance, January 1, 2016	$9,746	18,018,200	$181	$194,297	34,523	$(560)	$64,097	$277	$268,038
Issuance of restricted stock awards	—	101,105	1	(1)	—	—	—	—	—
Forfeiture of restricted stock awards	—	(7,274)	—	111	7,274	(111)	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	35	—	—	—	—	35
Stock based compensation	—	—	—	1,864	—	—	—	—	1,864
Purchase of treasury stock	—	(5,053)	—	—	5,053	(80)	—	—	(80)
Series A Preferred dividends	—	—	—	—	—	—	(274)	—	(274)
Series B Preferred dividends	—	—	—	—	—	—	(312)	—	(312)
TARP Preferred Stock assumed in acquisition	10,500	—	—	—	—	—	—	—	10,500
TARP Preferred dividends	—	—	—	—	—	—	(104)	—	(104)
Redemption of TARP Preferred Stock	(10,500)	—	—	—	—	—	—	—	(10,500)
Net income	—	—	—	—	—	—	14,439	—	14,439
Other comprehensive income	—	—	—	—	—	—	—	915	915
Balance, September 30, 2016	$9,746	18,106,978	$182	$196,306	46,850	$(751)	$77,846	$1,192	$284,521

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$14,439	$24,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,905	1,608
Net accretion on loans and deposits	(4,833)	(3,905)
Amortization of junior subordinated debentures	225	197
Net amortization on securities	1,242	458
Amortization of intangible assets	2,652	2,838
Deferred taxes	(427)	(540)
Provision for loan losses	4,247	3,351
Stock based compensation	1,864	2,394
Origination of loans held for sale	(891)	(50,482)
Proceeds from sale of loans originated for sale	2,248	52,992
Net (gains) losses on sale of securities	63	(257)
Net (gain) loss on transfer of loans to loans held for sale	(167)	—
Net gains on sale of loans	(16)	(1,396)
Net OREO (gains) losses and valuation adjustments	1,152	(20)
Bargain purchase gain	—	(14,217)
Income from CLO warehouse investments	(2,415)	(444)
(Increase) decrease in other assets	3,746	146
Increase (decrease) in other liabilities	(3,458)	3,625
Net cash provided by (used in) operating activities	21,576	20,972
Cash flows from investing activities:
Purchases of securities available for sale	(3,414)	(20,560)
Proceeds from sales of securities available for sale	24,327	17,635
Proceeds from maturities, calls, and pay downs of securities available for sale	17,330	7,896
Purchases of securities held to maturity	(29,117)	—
Purchases of loans (shared national credits)	(995)	(25,597)
Proceeds from sale of loans	9,057	—
Net change in loans	(222,326)	(147,556)
Purchases of premises and equipment, net	(3,003)	(1,482)
Net proceeds from sale of OREO	1,709	2,989
Net cash paid for CLO warehouse investments	(15,000)	(5,000)
Net proceeds from CLO warehouse investments	25,500	2,450
Purchases of FHLB and FRB stock, net	(4,029)	(3,089)
Cash paid for acquisitions, net of cash acquired	(14,479)	(127,591)
Proceeds from sale of loans obtained through Doral Money Inc. acquisition	—	36,765
Net cash provided by (used in) investing activities	(214,440)	(263,140)
Cash flows from financing activities:
Net increase in deposits	48,894	35,028
Increase (decrease) in customer repurchase agreements	6,012	6,302
Increase (decrease) in Federal Home Loan Bank advances	100,000	58,000
Proceeds from issuance of subordinated notes, net	48,676	—
Proceeds from the issuance of other borrowings	—	99,975
Repayment of other borrowings	—	(1,659)
Redemption of TARP preferred stock	(10,500)	—
Purchase of treasury stock	(80)	—
Dividends on preferred stock	(690)	(583)
Net cash provided by (used in) financing activities	192,312	197,063
Net increase (decrease) in cash and cash equivalents	(552)	(45,105)
Cash and cash equivalents at beginning of period	105,277	160,888
Cash and cash equivalents at end of period	$104,725	$115,783
Supplemental cash flow information:
Interest paid	$7,415	$5,757
Income taxes paid, net	$7,478	$5,002
Supplemental noncash disclosures:
Loans transferred to OREO	$425	$747
Premises transferred to OREO	$2,215	$—
Securities transferred in satisfaction of other borrowings	$—	$98,316
Loan purchases, not yet settled (shared national credits)	$—	$3,983
Loans transferred to loans held for sale at fair value	$18,680	$—

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

TBK Bank also does business under the following names:  (i) Triumph Community Bank (“TCB”) and Triumph Savings Bank (“TSB”) with respect to its community banking business in respective markets; (ii) Triumph Commercial Finance (“TCF”) with respect to its asset-based lending, equipment lending and general factoring commercial finance products; (iii) Triumph Healthcare Finance (“THF”) with respect to its healthcare asset-based lending business; and (iv) Triumph Premium Finance (“TPF”) with respect to its insurance premium financing business.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

NOTE 2 – Business combinations

Southern Transportation Insurance Agency

On September 1, 2016, the Company acquired Southern Transportation Insurance Agency, Ltd. in an all-cash transaction for $2,150,000. The purpose of the acquisition was to expand the Company’s product offerings for clients in the transportation industry. The Company recognized an intangible asset of $1,580,000 and goodwill of $570,000, which were allocated to the Company’s Banking segment. Goodwill resulted from expected enhanced product offerings and will be amortized for tax purposes.

ColoEast Bankshares, Inc.

On August 1, 2016, the Company acquired 100% of the outstanding common stock of ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, in an all-cash transaction for $70,000,000. The Company also assumed $10,500,000 of ColoEast preferred stock issued in conjunction with the U.S. Government’s Treasury Asset Relief Program (“TARP Preferred Stock”). Colorado East Bank & Trust, which was merged into TBK Bank upon closing, offers personal checking, savings, CD, money market, HSA, IRA, NOW and business accounts, as well as commercial and consumer loans from 18 branches and one loan production office located throughout Colorado and far western Kansas. The acquisition expands the Company’s market into Colorado and Kansas and further diversifies the Company’s loan, customer, and deposit base.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$57,671
Securities	161,693
Loans	460,775
FHLB and Federal Reserve Bank stock	550
Premises and equipment	23,940
Other real estate owned	3,105
Intangible assets	7,238
Bank-owned life insurance	6,400
Deferred income taxes	4,511
Other assets	10,022
735,905
Liabilities assumed:
Deposits	652,952
Junior subordinated debentures	7,728
Other liabilities	6,784
667,464
Fair value of net assets acquired	68,441
Cash paid	70,000
TARP Preferred Stock assumed	10,500
Consideration transferred	80,500
Goodwill	$12,059

The consideration transferred was comprised of a combination of cash and the assumption of ColoEast’s TARP Preferred Stock. The Company has recognized goodwill of $12,059,000, which was calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in this acquisition resulted from expected synergies and expansion into the Colorado and Kansas markets. The goodwill will not be amortized for tax purposes. The initial accounting for the ColoEast acquisition has not been completed because the fair value of certain assets acquired and income taxes associated with the transaction have not yet been finalized.

The TARP Preferred Stock assumed in the acquisition was redeemed by the Company at par on August 31, 2016.

In connection with the ColoEast acquisition, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Acquired loans were segregated between those considered to be purchased credit impaired (“PCI”) loans and those without credit impairment at acquisition. The following table presents details on acquired loans at the acquisition date:

	Loans, Excluding	PCI	Total
(Dollars in thousands)	PCI Loans	Loans	Loans
Commercial real estate	$86,569	$10,907	$97,476
Construction, land development, land	58,718	2,933	61,651
1-4 family residential properties	36,412	91	36,503
Farmland	100,977	233	101,210
Commercial	151,605	5,129	156,734
Factored receivables	694	—	694
Consumer	6,507	—	6,507
	$441,482	$19,293	$460,775

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following presents information at the acquisition date for non-purchase credit impaired loans acquired in the transaction:

(Dollars in thousands)
Contractually required principal and interest payments	$530,404
Contractual cash flows not expected to be collected	$21,272
Fair value at acquisition	$441,482

Information about the acquired loan portfolio subject to purchase credit impaired accounting guidance as of August 1, 2016 is as follows

(Dollars in thousands)
Contractually required principal and interest payments	$25,124
Contractual cash flows not expected to be collected (nonaccretable difference)	1,707
Expected cash flows at acquisition	23,417
Interest component of expected cash flows (accretable difference)	4,124
Fair value of loans acquired with deterioration of credit quality	$19,293

The following table presents pro forma information for the three and nine months ended September 30, 2016 and 2015 as if the ColoEast acquisition had occurred at the beginning of 2015. The pro forma information includes adjustments for interest income on loans acquired, interest expense on junior subordinated debentures assumed, depreciation expense on property acquired, amortization of intangibles arising from the transaction, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been completed on the assumed date.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net interest income	$32,792	$29,941	$94,778	$87,443
Noninterest income	$6,131	$7,098	$16,463	$28,507
Net income	$4,677	$6,809	$14,959	$25,740
Basic earnings per common share	$0.25	$0.37	$0.80	$1.42
Diluted earnings per common share	$0.24	$0.37	$0.79	$1.39

The operations of ColoEast are included in the Company’s operating results beginning August 1, 2016.

Expenses related to the acquisition, including professional fees and integration costs, totaling $1,618,000 were recorded in noninterest expense in the consolidated statements of income during the three and nine months ended September 30, 2016.

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

NOTE 3 - SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at September 30, 2016 and December 31, 2015 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$189,313	$1,374	$(117)	$190,570
Mortgage-backed securities, residential	25,834	596	(17)	26,413
Asset backed securities	13,111	33	(181)	12,963
State and municipal	28,933	40	(109)	28,864
Corporate bonds	27,323	277	—	27,600
SBA pooled securities	162	2	—	164
Total available for sale securities	$284,676	$2,322	$(424)	$286,574

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$29,316	$1,595	$(62)	$30,849

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$90,533	$518	$(17)	$91,034
Mortgage-backed securities, residential	28,006	361	(27)	28,340
Asset backed securities	17,957	24	(455)	17,526
State and municipal	1,509	17	—	1,526
Corporate bonds	24,542	74	(57)	24,559
SBA pooled securities	183	1	—	184
Total available for sale securities	$162,730	$995	$(556)	$163,169

The amortized cost and estimated fair value of securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$83,649	$83,724	$—	$—
Due from one year to five years	135,401	136,797	—	—
Due from five years to ten years	5,443	5,449	8,454	9,011
Due after ten years	21,076	21,064	20,862	21,838
	245,569	247,034	29,316	30,849
Mortgage-backed securities, residential	25,834	26,413	—	—
Asset backed securities	13,111	12,963	—	—
SBA pooled securities	162	164	—	—
	$284,676	$286,574	$29,316	$30,849

For the three and nine months ended September 30, 2016, securities were sold resulting in proceeds of $19,982,000 and $24,327,000, respectively, gross gains of $5,000 and $10,000, respectively, and gross losses of $73,000 and $73,000, respectively. For the three and nine months ended September 30, 2015, securities were sold resulting in proceeds of $5,076,000 and $17,635,000, respectively, gross gains of $15,000 and $257,000, respectively, and no losses.

Securities with a carrying amount of approximately $191,801,000 and $100,034,000 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$81,449	$(117)	$—	$—	$81,449	$(117)
Mortgage-backed securities, residential	2,169	(17)	—	—	2,169	(17)
Asset backed securities	—	—	8,019	(181)	8,019	(181)
State and municipal	23,506	(109)	—	—	23,506	(109)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$107,124	$(243)	$8,019	$(181)	$115,143	$(424)

Held to maturity securities:
CLO securities	$1,634	$(62)	$—	$—	$1,634	$(62)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$10,029	$(17)	$—	$—	$10,029	$(17)
Mortgage-backed securities, residential	4,948	(27)	—	—	4,948	(27)
Asset backed securities	8,031	(416)	4,605	(39)	12,636	(455)
State and municipal	—	—	—	—	—	—
Corporate bonds	10,434	(57)	—	—	10,434	(57)
SBA pooled securities	—	—	—	—	—	—
	$33,442	$(517)	$4,605	$(39)	$38,047	$(556)

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

As of September 30, 2016, management does not have the intent to sell any of the securities classified as available for sale with unrealized losses in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2016, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Commercial real estate	$420,742	$291,819
Construction, land development, land	101,169	43,876
1-4 family residential properties	108,721	78,244
Farmland	139,109	33,573
Commercial	777,806	495,356
Factored receivables	213,955	215,088
Consumer	25,602	13,050
Mortgage warehouse	172,751	120,879
Total	1,959,855	1,291,885
Allowance for loan and lease losses	(14,912)	(12,567)
	$1,944,943	$1,279,318

Total loans include net deferred origination and factoring fees totaling $2,070,000 and $1,218,000 at September 30, 2016 and December 31, 2015, respectively.

Loans with carrying amounts of $470,565,000 and $280,289,000 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the three and nine months ended September 30, 2016, loans with a carrying amount of $14,394,000 and $18,513,000, respectively, were transferred to loans held for sale at their fair value of $14,642,000 and $18,680,000, respectively, as the Company made the decision to sell the loans. The gains on transfer of loans to loans held for sale of $248,000 and $167,000 for the three and nine months ended September 30, 2016, respectively, were recorded as other noninterest income in the consolidated statements of income. These loans were subsequently sold or are pending final settlement, resulting in proceeds equal to their fair values at the time of transfer. No loan transfers were recorded during the nine months ended September 30, 2015.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) during the three and nine months ended September 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended September 30, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,792	$123	$(4)	$1	$1,912
Construction, land development, land	181	44	—	7	232
1-4 family residential properties	259	(10)	—	6	255
Farmland	143	(22)	—	—	121
Commercial	6,697	2,521	(1,615)	217	7,820
Factored receivables	4,204	(7)	(285)	33	3,945
Consumer	293	114	(68)	29	368
Mortgage warehouse	203	56	—	—	259
	$13,772	$2,819	$(1,972)	$293	$14,912

(Dollars in thousands)	Beginning				Ending
Three months ended September 30, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,214	$189	$(9)	$1	$1,395
Construction, land development, land	346	97	—	—	443
1-4 family residential properties	251	44	(20)	4	279
Farmland	28	1	—	—	29
Commercial	5,064	210	—	34	5,308
Factored receivables	4,135	(475)	(72)	21	3,609
Consumer	160	107	(97)	55	225
Mortgage warehouse	264	(8)	—	—	256
	$11,462	$165	$(198)	$115	$11,544

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	Beginning				Ending
Nine months ended September 30, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,489	$413	$(5)	$15	$1,912
Construction, land development, land	367	(142)	—	7	232
1-4 family residential properties	274	(38)	(63)	82	255
Farmland	134	(13)	—	—	121
Commercial	5,276	3,680	(1,784)	648	7,820
Factored receivables	4,509	77	(743)	102	3,945
Consumer	216	313	(223)	62	368
Mortgage warehouse	302	(43)	—	—	259
	$12,567	$4,247	$(2,818)	$916	$14,912

(Dollars in thousands)	Beginning				Ending
Nine months ended September 30, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$533	$962	$(152)	$52	$1,395
Construction, land development, land	333	110	—	—	443
1-4 family residential properties	215	163	(203)	104	279
Farmland	19	10	—	—	29
Commercial	4,003	1,312	(47)	40	5,308
Factored receivables	3,462	529	(451)	69	3,609
Consumer	140	147	(244)	182	225
Mortgage warehouse	138	118	—	—	256
	$8,843	$3,351	$(1,097)	$447	$11,544

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
September 30, 2016	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$676	$405,812	$14,254	$420,742	$100	$1,371	$441	$1,912
Construction, land development, land	276	96,943	3,950	101,169	25	207	—	232
1-4 family residential properties	1,139	105,114	2,468	108,721	1	254	—	255
Farmland	—	139,109	—	139,109	—	121	—	121
Commercial	30,059	738,076	9,671	777,806	2,851	4,969	—	7,820
Factored receivables	3,812	210,143	—	213,955	1,520	2,425	—	3,945
Consumer	55	25,547	—	25,602	—	368	—	368
Mortgage warehouse	—	172,751	—	172,751	—	259	—	259
	$36,017	$1,893,495	$30,343	$1,959,855	$4,497	$9,974	$441	$14,912

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2015	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$724	$286,006	$5,089	$291,819	$100	$1,034	$355	$1,489
Construction, land development, land	—	42,499	1,377	43,876	—	367	—	367
1-4 family residential properties	618	74,714	2,912	78,244	1	273	—	274
Farmland	—	33,573	—	33,573	—	134	—	134
Commercial	7,916	483,587	3,853	495,356	796	4,480	—	5,276
Factored receivables	3,422	211,666	—	215,088	1,694	2,815	—	4,509
Consumer	—	13,050	—	13,050	—	216	—	216
Mortgage warehouse	—	120,879	—	120,879	—	302	—	302
	$12,680	$1,265,974	$13,231	$1,291,885	$2,591	$9,621	$355	$12,567

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

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
September 30, 2016	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$517	$517	$100	$159	$196
Construction, land development, land	276	276	25	—	—
1-4 family residential properties	9	16	1	1,130	1,295
Farmland	—	—	—	—	—
Commercial	7,029	7,116	2,851	23,030	23,000
Factored receivables	3,015	3,015	1,520	797	797
Consumer	—	—	—	55	55
Mortgage warehouse	—	—	—	—	—
PCI	1,442	1,154	441	—	—
	$12,288	$12,094	$4,938	$25,171	$25,343

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2015	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$531	$532	$100	$193	$229
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	14	21	1	604	793
Farmland	—	—	—	—	—
Commercial	1,491	1,520	796	6,425	6,433
Factored receivables	2,850	2,850	1,694	572	572
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$5,411	$5,448	$2,946	$7,794	$8,027

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$682	$—	$1,926	$1
Construction, land development, land	276	—	—	—
1-4 family residential properties	1,030	1	433	9
Farmland	—	—	—	—
Commercial	21,648	163	4,833	80
Factored receivables	3,509	—	1,957	—
Consumer	43	—	—	—
Mortgage warehouse	—	—	—	—
PCI	1,442	—	721	—
	$28,630	$164	$9,870	$90

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$700	$—	$1,928	$4
Construction, land development, land	138	2	—	—
1-4 family residential properties	879	9	647	32
Farmland	—	—	—	—
Commercial	18,987	677	4,992	119
Factored receivables	3,617	—	1,958	—
Consumer	26	2	—	—
Mortgage warehouse	—	—	—	—
PCI	983	—	263	—
	$25,330	$690	$9,788	$155

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the unpaid principal and recorded investment for loans at September 30, 2016 and December 31, 2015. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) and (2) net deferred origination costs and fees.

(Dollars in thousands)	Recorded	Unpaid
September 30, 2016	Investment	Principal	Difference
Commercial real estate	$420,742	$426,843	$(6,101)
Construction, land development, land	101,169	104,591	(3,422)
1-4 family residential properties	108,721	110,729	(2,008)
Farmland	139,109	140,117	(1,008)
Commercial	777,806	784,494	(6,688)
Factored receivables	213,955	215,242	(1,287)
Consumer	25,602	25,742	(140)
Mortgage warehouse	172,751	172,751	—
	$1,959,855	$1,980,509	$(20,654)

	Recorded	Unpaid
December 31, 2015	Investment	Principal	Difference
Commercial	$291,819	$299,272	$(7,453)
Construction, land development, land	43,876	45,376	(1,500)
1-4 family residential properties	78,244	81,141	(2,897)
Farmland	33,573	33,533	40
Commercial	495,356	496,719	(1,363)
Factored receivables	215,088	216,201	(1,113)
Consumer	13,050	13,072	(22)
Mortgage warehouse	120,879	120,879	—
	$1,291,885	$1,306,193	$(14,308)

At September 30, 2016 and December 31, 2015, the Company had $22,629,000 and $21,188,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at September 30, 2016 and December 31, 2015:

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
September 30, 2016	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$625	$210	$676	$1,511
Construction, land development, land	199	156	276	631
1-4 family residential properties	1,043	24	1,083	2,150
Farmland	996	—	—	996
Commercial	18,411	556	25,019	43,986
Factored receivables	10,185	2,063	—	12,248
Consumer	628	45	55	728
Mortgage warehouse	—	—	—	—
PCI	2,127	150	11,101	13,378
	$34,214	$3,204	$38,210	$75,628

		Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2015	Past Due	Still Accruing	Nonaccrual	Total
Commercial real estate	$693	$—	$673	$1,366
Construction, land development, land	—	—	—	—
1-4 family residential properties	909	9	533	1,451
Farmland	—	—	—	—
Commercial	3,704	—	2,021	5,725
Factored receivables	12,379	1,931	—	14,310
Consumer	286	—	—	286
Mortgage warehouse	—	—	—	—
PCI	1,092	—	6,867	7,959
	$19,063	$1,940	$10,094	$31,097

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans(1)	$38,210	$10,094
Factored receivables greater than 90 days past due	2,063	1,931
Troubled debt restructurings accruing interest	3,876	1,330
	$44,149	$13,355
(1)	Includes troubled debt restructurings of $12,179,000 and $53,000 at September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016 and December 31, 2015, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
September 30, 2016	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$400,044	$6,444	$—	$14,254	$420,742
Construction, land development, land	96,943	276	—	3,950	101,169
1-4 family residential	104,888	1,365	—	2,468	108,721
Farmland	130,687	8,422	—	—	139,109
Commercial	728,675	39,460	—	9,671	777,806
Factored receivables	211,271	1,303	1,381	—	213,955
Consumer	25,545	57	—	—	25,602
Mortgage warehouse	172,751	—	—	—	172,751
	$1,870,804	$57,327	$1,381	$30,343	$1,959,855

(Dollars in thousands)
December 31, 2015	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$284,753	$1,977	$—	$5,089	$291,819
Construction, land development, land	42,499	—	—	1,377	43,876
1-4 family residential	73,838	1,494	—	2,912	78,244
Farmland	33,573	—	—	—	33,573
Commercial	470,208	21,295	—	3,853	495,356
Factored receivables	212,588	1,019	1,481	—	215,088
Consumer	13,050	—	—	—	13,050
Mortgage warehouse	120,879	—	—	—	120,879
	$1,251,388	$25,785	$1,481	$13,231	$1,291,885

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $16,055,000 and $1,383,000 as of September 30, 2016 and December 31, 2015, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans modified as troubled debt restructurings that occurred during the nine months ended September 30, 2016 and 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
September 30, 2016	Loans	Investment	Investment
Commercial	24	$15,663	$15,663

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
September 30, 2015	Loans	Investment	Investment
Commercial	2	$841	$841

As of September 30, 2016, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans. The Company did not grant principal reductions on any restructured loans.

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at September 30, 2016 and December 31, 2015, are as follows:

	September 30,	December 31,
	2016	2015
Contractually required principal and interest:
Real estate loans	$29,571	$17,800
Commercial loans	11,564	5,335
Outstanding contractually required principal and interest	$41,135	$23,135
Gross carrying amount included in loans receivable	$30,343	$13,231

The changes in accretable yield during the three and nine months ended September 30, 2016 and 2015 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accretable yield, beginning balance	$1,192	$3,349	$2,593	$4,977
Additions	4,124	—	4,124	—
Accretion	(417)	(1,056)	(2,451)	(3,070)
Reclassification from nonaccretable to accretable yield	—	195	646	780
Disposals	—	—	(13)	(199)
Accretable yield, ending balance	$4,899	$2,488	$4,899	$2,488

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Goodwill	$28,598	$15,968

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$21,825	$(7,593)	$14,232	$14,586	$(5,765)	$8,821
Other intangible assets	7,208	(2,589)	4,619	4,830	(1,765)	3,065
	$29,033	$(10,182)	$18,851	$19,416	$(7,530)	$11,886

The changes in goodwill and intangible assets during the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$26,160	$30,174	$27,854	$29,057
Acquired intangibles	9,618	—	9,618	2,776
Acquired goodwill	12,629	—	12,629	—
Amortization of intangibles	(958)	(1,179)	(2,652)	(2,838)
Ending balance	$47,449	$28,995	$47,449	$28,995

NOTE 6 – Variable Interest Entities

Collateralized Loan Obligation Funds – Closed

The Company, through its subsidiary TCA, acts as the asset manager or provides certain middle- and back-office services to the asset manager of various CLO funds. TCA earns asset management fees in accordance with the terms of its asset management or staff and services agreements associated with the CLO funds. TCA earned asset management fees totaling $1,553,000 and $4,787,000 for the three and nine months ended September 30, 2016, respectively, and $1,744,000 and $3,976,000 for the three and nine months ended September 30, 2015, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the closed CLO offerings for which TCA is not the asset manager, but provides certain middle- and back-office services to the asset manager:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000

The securities sold in the above CLO offerings were issued in a series of tranches ranging from an AAA rated debt tranche to an unrated tranche of subordinated notes. The Company holds investments in the subordinated notes of Trinitas IV and Trinitas V with a carrying amount of $3,405,000, which are classified as held to maturity securities within the Company’s consolidated balance sheet at September 30, 2016.

The Company performed a consolidation analysis to confirm whether the Company was required to consolidate the assets, liabilities, equity or operations of the above closed CLO funds in its financial statements. The Company concluded that the closed CLO funds are variable interest entities and that the Company holds variable interests in the entities in the form of its investment in the subordinated notes of entities. However, the Company also concluded that as TCA is not the asset manager of the CLO funds, the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the closed CLO funds in the Company’s financial statements.

Collateralized Loan Obligation Funds – Warehouse Phase

On June 17, 2016, Trinitas CLO VI, Ltd. (“Trinitas VI”) was formed to be the issuer of a CLO offering.  Trinitas VI is capitalized with subordinated debt issued to the Company and third party investors.  The entity entered into a warehouse credit agreement in order to begin acquiring senior secured loan assets that will comprise the initial collateral pool of the CLOs once issued. When finalized, Trinitas VI will use the proceeds of the debt and equity interests sold in the offering for the final CLO securitization structure to repay the initial warehouse phase debt and equity holders. In the final CLO securitization structure, interest and principal repayment of the leveraged loans held by Trinitas VI will be used to repay debt holders with any excess cash flows used to provide a return on capital to equity investors. During its warehousing period, TCA provides middle- and back-office support as a staff and services provider for Trinitas VI. TCA does not earn management or other fees from Trinitas VI during the warehouse phase.

At September 30, 2016, the Company’s loss exposure to Trinitas VI is limited to its $10,448,000 investment in the entity which is classified as other assets within the Company’s consolidated balance sheet.

The Company performed a consolidation analysis of Trinitas VI during the warehouse phase and concluded that Trinitas VI is a variable interest entity and that the Company holds a variable interest in the entity that could potentially be significant to the entity in the form of its investment in the subordinated notes of the entity. However, the Company also concluded that as the Company is not the portfolio manager for Trinitas VI, but only acts as staff and services provider, the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance.  As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the entity in the Company’s financial statements.

NOTE 7 - Deposits

Deposits at September 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Noninterest bearing demand	$339,999	$168,264
Interest bearing demand	311,351	238,833
Individual retirement accounts	103,007	60,971
Money market	209,572	112,214
Savings	171,665	74,759
Certificates of deposit	765,093	543,909
Brokered deposits	49,990	50,000
Total Deposits	$1,950,677	$1,248,950

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2016, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	September 30, 2016
Within one year	$718,056
After one but within two years	141,490
After two but within three years	39,459
After three but within four years	11,812
After four but within five years	7,273
Total	$918,090

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $148,302,000 and $106,258,000 at September 30, 2016 and December 31, 2015, respectively.

NOTE 8 – BORROWINGS

Junior Subordinated Debentures

The following provides a summary of the Company’s junior subordinated debentures as of September 30, 2016:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$12,728	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	$17,526	$12,165	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	$5,155	$3,344	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	$6,700	$4,403	March 2037	LIBOR + 1.79%

These debentures are unsecured obligations and were issued to trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures may be called at par plus any accrued but unpaid interest. Interest on the debentures is calculated quarterly. As part of the purchase accounting adjustments made with the Triumph Community Bank acquisition on October 15, 2013 and the ColoEast acquisition on August 1, 2016, the Company adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition dates. The discount on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $32,640,000 and $24,687,000 was allowed in the calculation of Tier I capital as of September 30, 2016 and December 31, 2015, respectively.

Subordinated Notes

In September 2016, the Company issued $50,000,000 of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes will initially bear interest at 6.50% per annum, payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. The Company may, at its option, beginning on September 30, 2021 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.

The Notes are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier 2 regulatory capital.

Issuance costs related to the Notes totaled $1,324,000, including an underwriting discount of 1.5%, or $750,000, and have been netted against the subordinated notes liability on the balance sheet. The underwriting discount and other debt issuance costs are being amortized using the effective interest method through maturity as a component of interest expense.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - Legal Contingencies

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$8,985	$12,852	$6,571	$2,949
Unused lines of credit	100,056	106,090	35,514	81,189
Standby letters of credit	2,342	4,182	1,030	1,999

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

(Dollars in thousands)	Fair Value Measurements Using			Total
September 30, 2016	Level 1	Level 2	Level 3	Fair Value
Securities available for sale	$—	$286,574	$—	$286,574
Loans held for sale	—	9,623	—	9,623

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Securities available for sale	$—	$163,169	$—	$163,169
Loans held for sale	—	1,341	—	1,341

There were no transfers between levels during 2016 or 2015.

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

(Dollars in thousands)	Fair Value Measurements Using			Total
September 30, 2016	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$417	$417
Construction, land development, land	—	—	251	251
1-4 family residential properties	—	—	8	8
Commercial	—	—	4,178	4,178
Factored receivables	—	—	1,495	1,495
PCI	—	—	1,001	1,001
Other real estate owned (1)
Commercial	—	—	698	698
Construction, land development, land	—	—	253	253
1-4 family residential properties	—	—	254	254
	$—	$—	$8,555	$8,555

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$431	$431
1-4 family residential properties	—	—	13	13
Commercial	—	—	695	695
Factored receivables	—	—	1,156	1,156
PCI	—	—	170	170
Other real estate owned (1)
1-4 family residential properties	—	—	128	128
Construction, land development, land	—	—	1,377	1,377
	$—	$—	$3,970	$3,970

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at September 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
September 30, 2016	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$104,725	$104,725	$—	$—	$104,725
Securities - held to maturity	29,316	—	27,506	3,343	30,849
Loans not previously presented, net	1,937,593	—	—	1,952,626	1,952,626
FHLB stock	8,397	N/A	N/A	N/A	N/A
Accrued interest receivable	12,858	—	12,858	—	12,858

Financial liabilities:
Deposits	1,950,677	—	1,952,972	—	1,952,972
Customer repurchase agreements	15,329	—	15,329	—	15,329
Federal Home Loan Bank advances	230,000	—	229,997	—	229,997
Junior subordinated debentures	32,640	—	30,844	—	30,844
Subordinated notes	48,676	—	50,000	—	50,000
Accrued interest payable	1,613	—	1,613	—	1,613

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2015	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$105,277	$105,277	$—	$—	$105,277
Loans not previously presented, net	1,276,853	—	—	1,281,408	1,281,408
FHLB stock	3,818	N/A	N/A	N/A	N/A
Accrued interest receivable	4,832	—	4,832	—	4,832

Financial liabilities:
Deposits	1,248,950	—	1,249,751	—	1,249,751
Customer repurchase agreements	9,317	—	9,317	—	9,317
Federal Home Loan Bank advances	130,000	—	130,000	—	130,000
Junior subordinated debentures	24,687	—	23,153	—	23,153
Accrued interest payable	1,231	—	1,231	—	1,231

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2016 and December 31, 2015, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

As of September 30, 2016 and December 31, 2015, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2016 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of September 30, 2016 and December 31, 2015.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
(Dollars in thousands)	Actual		Action Provisions		Action Provisions
As of September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$332,844	14.8%	$180,264	8.0%	N/A	N/A
TBK Bank, SSB	$250,075	11.4%	$175,124	8.0%	$218,905	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$268,935	11.9%	$135,199	6.0%	N/A	N/A
TBK Bank, SSB	$234,842	10.7%	$131,343	6.0%	$175,125	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$230,693	10.2%	$101,399	4.5%	N/A	N/A
TBK Bank, SSB	$234,842	10.7%	$98,508	4.5%	$142,289	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$268,935	12.0%	$89,320	4.0%	N/A	N/A
TBK Bank, SSB	$234,842	10.7%	$87,557	4.0%	$109,447	5.0%

As of December 31, 2015
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$276,924	19.1%	$115,929	8.0%	N/A	N/A
TBK Bank, SSB	$205,978	14.7%	$111,869	8.0%	$139,836	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$264,239	18.2%	$86,968	6.0%	N/A	N/A
TBK Bank, SSB	$193,293	13.8%	$83,919	6.0%	$111,892	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$235,253	16.2%	$65,227	4.5%	N/A	N/A
TBK Bank, SSB	$193,293	13.8%	$62,939	4.5%	$90,912	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$264,239	16.6%	$63,824	4.0%	N/A	N/A
TBK Bank, SSB	$193,293	12.7%	$61,024	4.0%	$76,280	5.0%

Dividends paid by bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

	Preferred Stock
	Series A		Series B		Common Stock		Treasury Stock
	September	December	September	December	September	December	September	December
	2016	2015	2016	2015	2016	2015	2016	2015
Number of shares authorized	50,000	50,000	115,000	115,000	50,000,000	50,000,000
Number of shares issued	45,500	45,500	51,956	51,956	18,153,828	18,052,723
Number of shares outstanding	45,500	45,500	51,956	51,956	18,106,978	18,018,200	46,850	34,523
Par value per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	8.00%	8.00%
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

NOTE 14 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $585,000 and $1,864,000 for the three and nine months ended September 30, 2016, respectively, and $846,000 and $2,394,000 for the three and nine months ended September 30, 2015, respectively.

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

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2016 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2016	201,270	$14.24
Granted	101,105	15.87
Vested	(47,727)	14.60
Forfeited	(7,274)	15.06
Nonvested at September 30, 2016	247,374	$14.82

RSAs granted to employees under the Omnibus Incentive Plan typically vest over two to three years. Compensation expense for RSAs granted under the Omnibus Incentive Program will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2016, there was $1,263,000 of unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.71 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the nine months ended September 30, 2016 were as follows:

		Weighted-Average
Stock Options	Shares	Exercise Price
Outstanding at January 1, 2016	—	$—
Granted	164,175	15.87
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2016	164,175	$15.87

Stock options outstanding at September 30, 2016 had an intrinsic value of $652,000, a weighted-average remaining contractual term of 9.50 years, were all expected to vest, and were not exercisable. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2016 was $5.85 per option.

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

As of September 30, 2016, there was $711,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.50 years.

NOTE 15 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Basic
Net income to common stockholders	$4,506	$5,732	$13,749	$24,041
Weighted average common shares outstanding	17,859,604	17,711,527	17,845,431	17,711,527
Basic earnings per common share	$0.25	$0.32	$0.77	$1.36
Diluted
Net income to common stockholders	$4,506	$5,732	$13,749	$24,041
Dilutive effect of preferred stock	—	196	—	583
Net income to common stockholders - diluted	$4,506	$5,928	$13,749	$24,624
Weighted average common shares outstanding	17,859,604	17,711,527	17,845,431	17,711,527
Add: Dilutive effects of restricted stock	148,977	149,790	125,215	77,591
Add: Dilutive effects of assumed exercises of stock warrants	93,095	50,153	71,251	36,751
Add: Dilutive effects of assumed conversion of Preferred A	—	315,773	—	315,773
Add: Dilutive effects of assumed conversion of Preferred B	—	360,578	—	360,578
Average shares and dilutive potential common shares	18,101,676	18,587,821	18,041,897	18,502,220
Diluted earnings per common share	$0.25	$0.32	$0.76	$1.33

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares assumed to be converted from Preferred Stock Series A	315,773	—	315,773	—
Shares assumed to be converted from Preferred Stock Series B	360,578	—	360,578	—
Restricted stock awards	—	—	—	—
Stock options	164,175	—	164,175	—

NOTE 16 – BUSINESS SEGMENT INFORMATION

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

(Dollars in thousands)			Asset
Three Months Ended September 30, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$8,465	$24,863	$61	$82	$33,471
Intersegment interest allocations	(1,251)	1,251	—	—	—
Total interest expense	—	2,671	—	382	3,053
Net interest income (expense)	7,214	23,443	61	(300)	30,418
Provision for loan losses	33	2,861	—	(75)	2,819
Net interest income after provision	7,181	20,582	61	(225)	27,599
Other noninterest income	680	3,147	1,534	738	6,099
Noninterest expense	4,984	19,000	1,259	549	25,792
Operating income (loss)	$2,877	$4,729	$336	$(36)	$7,906

(Dollars in thousands)			Asset
Three Months Ended September 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$8,274	$16,743	$21	$265	$25,303
Intersegment interest allocations	(1,085)	1,085	—	—	—
Total interest expense	—	1,789	—	283	2,072
Net interest income (expense)	7,189	16,039	21	(18)	23,231
Provision for loan losses	35	130	—	—	165
Net interest income after provision	7,154	15,909	21	(18)	23,066
Bargain purchase gain	—	—	1,708	—	1,708
Other noninterest income	445	2,345	1,778	22	4,590
Noninterest expense	4,618	12,680	1,617	1,630	20,545
Operating income (loss)	$2,981	$5,574	$1,890	$(1,626)	$8,819

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$23,589	$62,399	$125	$605	$86,718
Intersegment interest allocations	(3,351)	3,351	—	—	—
Total interest expense	—	6,908	—	996	7,904
Net interest income (expense)	20,238	58,842	125	(391)	78,814
Provision for loan losses	118	4,128	—	1	4,247
Net interest income after provision	20,120	54,714	125	(392)	74,567
Other noninterest income	1,622	5,984	4,819	2,323	14,748
Noninterest expense	14,519	45,987	3,818	1,877	66,201
Operating income (loss)	$7,223	$14,711	$1,126	$54	$23,114

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$23,777	$49,166	$87	$449	$73,479
Intersegment interest allocations	(3,011)	3,011	—	—	—
Total interest expense	—	5,035	10	833	5,878
Net interest income	20,766	47,142	77	(384)	67,601
Provision for loan losses	402	2,856	—	93	3,351
Net interest income after provision	20,364	44,286	77	(477)	64,250
Bargain purchase gain	—	—	14,217	—	14,217
Other noninterest income	1,227	7,637	4,087	558	13,509
Noninterest expense	13,380	37,786	5,053	4,744	60,963
Operating income (loss)	$8,211	$14,137	$13,328	$(4,663)	$31,013

(Dollars in thousands)			Asset
September 30, 2016	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$201,788	$2,532,416	$15,766	$374,892	$(549,372)	$2,575,490
Gross loans	$190,132	$1,895,389	$886	$2,963	$(129,515)	$1,959,855

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending, healthcare lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our Triumph Capital Advisors asset management subsidiary, we provide investment management services currently focused on the management and provision of other services related to collateralized loan obligations. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of September 30, 2016, we had consolidated total assets of $2.575 billion, total loans held for investment of $1.960 billion, total deposits of $1.951 billion and total stockholders’ equity of $284.5 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. In addition, through our Triumph Capital Advisors asset management subsidiary, we provide fee-based asset management services distinct from our traditional banking offerings and operations.  As a result, we have determined our reportable segments are Banking, Factoring, Asset Management, and Corporate. For the nine months ended September 30, 2016, our Banking segment generated 67% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 25% of our total revenue, our Asset Management segment generated 5% of our total revenue, and our Corporate segment generated 3% of our total revenue.

Recent Developments

ColoEast Bankshares, Inc.

On August 1, 2016, the Company acquired 100% of the outstanding common stock of ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, in an all-cash transaction for $70 million. The Company also assumed $10.5 million of ColoEast preferred stock issued in conjunction with the U.S. Government’s Treasury Asset Relief Program (“TARP Preferred Stock”).  Colorado East Bank & Trust, which was merged into TBK Bank upon closing, offers personal checking, savings, CD, money market, HSA, IRA, NOW and business accounts, as well as commercial and consumer loans from 18 branches and one loan production office located throughout Colorado and far western Kansas. The acquisition expands the Company’s market into Colorado and Kansas and further diversifies the Company’s loan, customer, and deposit base.

As part of the ColoEast acquisition on August 1, 2016, the Company:

•

Acquired loans with an unpaid principal balance of $473 million and recorded a fair value purchase discount of $12 million, reflecting a fair value of $461 million, or approximately 97.5% of the unpaid principal balance.

•	Acquired investment securities with a fair value of $162 million classified as available-for-sale.
•	Assumed $653 million of customer deposits. This included $445 million of transaction accounts and $208 million of time deposits. The Company recorded a core deposit intangible asset of $7.2 million.

•

Assumed Junior Subordinated Debentures with a face value of $11.9 million.  These instruments mature in 2035 and 2037, and bear interest at an average of LIBOR + 171bps.  We recorded these debentures at their estimated fair value of $7.7 million.

•

Assumed ColoEast TARP Preferred Stock with a face value of $10.5 million and $4.6 million of accrued and unpaid dividends as of the acquisition date.  The TARP Preferred Stock and accrued dividends were redeemed by the Company on August 31, 2016.

•

Incurred $1.6 million of ColoEast acquisition-related expenses in the three months ending September 30, 2016.  These costs included employee severance, system contract termination feed, accounting, consulting, valuation and legal expenses.

•	Recorded a $12.1 million provisional amount of Goodwill. The goodwill in this acquisition resulted from expected synergies and expansion into the Colorado and Kansas markets.

See Note 2 – Business Combinations in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report for additional details of the ColoEast acquisition and its expected impact on our consolidated financial statements.

Southern Transportation Insurance Agency

On September 1, 2016, the Company acquired Southern Transportation Insurance Agency, Ltd. in an all-cash transaction for $2.2 million. The purpose of the acquisition was to expand the Company’s product offerings for clients in the transportation industry. The Company recognized a customer-related intangible asset of $1.6 million and goodwill of $0.6 million. Goodwill resulted from expected enhanced product offerings.

Financial Highlights

The Company’s key financial highlights as of and for the three and nine months ended September 30, 2016, as compared to the prior period, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Income Statement Data:
Interest income	$33,471	$25,303	$86,718	$73,479
Interest expense	3,053	2,072	7,904	5,878
Net interest income	30,418	23,231	78,814	67,601
Provision for loan losses	2,819	165	4,247	3,351
Net interest income after provision	27,599	23,066	74,567	64,250
Bargain purchase gain	—	1,708	—	14,217
Other noninterest income	6,099	4,590	14,748	13,509
Noninterest income	6,099	6,298	14,748	27,726
Noninterest expense	25,792	20,545	66,201	60,963
Net income before income taxes	7,906	8,819	23,114	31,013
Income tax expense	3,099	2,891	8,675	6,389
Net income	4,807	5,928	14,439	24,624
Dividends on preferred stock	(301)	(196)	(690)	(583)
Net income available to common stockholders	$4,506	$5,732	$13,749	$24,041

Per Share Data:
Basic earnings per common share	$0.25	$0.32	$0.77	$1.36
Diluted earnings per common share	$0.25	$0.32	$0.76	$1.33
Weighted average shares outstanding - basic	17,859,604	17,711,527	17,845,431	17,711,527
Weighted average shares outstanding - diluted	18,101,676	18,587,821	18,041,897	18,502,220

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.32	$0.22	$0.84	$0.61
Adjusted weighted average shares outstanding - diluted	18,778,027	17,911,470	18,041,897	17,825,869

Performance ratios - Annualized(2):
Return on average assets	0.84%	1.50%	1.01%	2.18%
Return on average total equity	6.63%	8.96%	6.89%	12.95%
Return on average common equity (1)	6.51%	9.00%	6.83%	13.15%
Return on average tangible common equity (1)	7.60%	10.20%	7.73%	14.97%
Yield on loans	7.42%	8.34%	7.87%	8.77%
Adjusted yield on loans (1)	7.10%	7.96%	7.42%	8.32%
Cost of interest bearing deposits	0.68%	0.69%	0.71%	0.66%
Cost of total deposits	0.57%	0.59%	0.61%	0.57%
Cost of total funds	0.61%	0.64%	0.65%	0.63%
Net interest margin	5.79%	6.45%	6.05%	6.59%
Adjusted net interest margin (1)	5.53%	6.14%	5.69%	6.23%
Efficiency ratio (1)	66.20%	73.85%	69.03%	72.97%
Net noninterest expense to average assets (1)	3.15%	4.04%	3.50%	4.05%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2016	2015
Balance Sheet Data:
Total assets	$2,575,490	$1,691,313
Cash and cash equivalents	104,725	105,277
Investment securities	315,890	163,169
Loans held for sale	9,623	1,341
Loans held for investment, net	1,944,943	1,279,318
Total liabilities	2,290,969	1,423,275
Noninterest bearing deposits	339,999	168,264
Interest bearing deposits	1,610,678	1,080,686
FHLB advances	230,000	130,000
Junior subordinated debentures	32,640	24,687
Subordinated notes	48,676	—
Total stockholders’ equity	284,521	268,038
Preferred stockholders' equity	9,746	9,746
Common stockholders' equity (1)	274,775	258,292

Per Share Data:
Book value per share	$15.18	$14.34
Tangible book value per share (1)	$12.55	$12.79
Shares outstanding end of period	18,106,978	18,018,200

Asset Quality ratios(3):
Past due to total loans	3.86%	2.41%
Nonperforming loans to total loans	2.25%	1.03%
Nonperforming assets to total assets	2.05%	1.10%
ALLL to nonperforming loans	33.78%	94.10%
ALLL to total loans	0.76%	0.97%
Net charge-offs to average loans(4)	0.13%	0.07%

Capital ratios:
Tier 1 capital to average assets	12.04%	16.56%
Tier 1 capital to risk-weighted assets	11.94%	18.23%
Common equity Tier 1 capital to risk-weighted assets	10.24%	16.23%
Total capital to risk-weighted assets	14.77%	19.11%
Total stockholders' equity to total assets	11.05%	15.85%
Tangible common stockholders' equity ratio (1)	8.99%	13.85%

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

(2)	Amounts have been annualized.
(3)	Asset quality ratios exclude loans held for sale.
(4)	Net charge-offs to average loans ratios are for the nine months ended September 30, 2016 and the year ended December 31, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net income available to common stockholders	$4,506	$5,732	$13,749	$24,041
Bargain purchase gain, nontaxable	—	(1,708)	—	(14,217)
Merger and acquisition expenses	1,618	—	1,618	243
Incremental bonus related to acquisition	—	—	—	1,750
Escrow recovery from DHF	—	—	—	(300)
Tax effect of adjustments	(251)	—	(251)	(592)
Adjusted net income available to common stockholders	$5,873	$4,024	$15,116	$10,925
Dilutive effect of convertible preferred stock	197	—	585	—
Adjusted net income available to common stockholders - diluted	$6,070	$4,024	$15,701	$10,925

Weighted average shares outstanding - diluted	18,101,676	18,587,821	18,041,897	18,502,220
Adjusted effects of assumed preferred stock conversion	676,351	(676,351)	—	(676,351)
Adjusted weighted average shares outstanding - diluted	18,778,027	17,911,470	18,041,897	17,825,869
Adjusted diluted earnings per common share	$0.32	$0.22	$0.87	$0.61

Net income available to common stockholders	$4,506	$5,732	$13,749	$24,041
Average tangible common equity	235,938	222,884	237,647	214,708
Return on average tangible common equity	7.60%	10.20%	7.73%	14.97%

Efficiency ratio:
Net interest income	$30,418	$23,231	$78,814	$67,601
Noninterest income	6,099	6,298	14,748	27,726
Operating revenue	36,517	29,529	93,562	95,327
Bargain purchase gain, nontaxable	—	(1,708)	—	(14,217)
Escrow recovery from DHF	—	—	—	(300)
Adjusted operating revenue	$36,517	$27,821	$93,562	$80,810

Total noninterest expense	$25,792	$20,545	$66,201	$60,963
Merger and acquisition expenses	(1,618)	—	(1,618)	(243)
Incremental bonus related to acquisition	—	—	—	(1,750)
Adjusted noninterest expense	$24,174	$20,545	$64,583	$58,970
Efficiency ratio	66.20%	73.85%	69.03%	72.97%

Net noninterest expense to average assets ratio:
Total noninterest expense	$25,792	$20,545	$66,201	$60,963
Merger and acquisition expenses	(1,618)	—	(1,618)	(243)
Incremental bonus related to acquisition	—	—	—	(1,750)
Adjusted noninterest expense	$24,174	$20,545	$64,583	$58,970

Total noninterest income	$6,099	$6,298	$14,748	$27,726
Bargain purchase gain, nontaxable	—	(1,708)	—	(14,217)
Escrow recovery from DHF	—	—	—	(300)
Adjusted noninterest income	6,099	4,590	14,748	13,209
Adjusted net noninterest expenses	$18,075	$15,955	$49,835	$45,761
Average Total Assets	2,282,279	1,565,698	1,904,001	1,509,241
Net noninterest expense to average assets ratio	3.15%	4.04%	3.50%	4.05%

Reported yield on loans	7.42%	8.34%	7.87%	8.77%
Effect of accretion income on acquired loans	(0.32%)	(0.38%)	(0.45%)	(0.45%)
Adjusted yield on loans	7.10%	7.96%	7.42%	8.32%

Reported net interest margin	5.79%	6.45%	6.05%	6.59%
Effect of accretion income on acquired loans	(0.26%)	(0.31%)	(0.36%)	(0.36%)
Adjusted net interest margin	5.53%	6.14%	5.69%	6.23%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2016	2015
Total stockholders' equity	$284,521	$268,038
Preferred stock liquidation preference	(9,746)	(9,746)
Total common stockholders' equity	274,775	258,292
Goodwill and other intangibles	(47,449)	(27,854)
Tangible common stockholders' equity	$227,326	$230,438
Common shares outstanding	18,106,978	18,018,200
Tangible book value per share	$12.55	$12.79

Total assets at end of period	$2,575,490	$1,691,313
Goodwill and other intangibles	(47,449)	(27,854)
Adjusted total assets at period end	$2,528,041	$1,663,459
Tangible common stockholders' equity ratio	8.99%	13.85%

Results of Operations

Net Income

Three months ended September 30, 2016 compared with three months ended September 30, 2015. We earned net income of $4.8 million for the three months ended September 30, 2016 compared to $5.9 million for the three months ended September 30, 2015, a decrease of $1.1 million.

The results for the three months ended September 30, 2016 include the results of operations of ColoEast since the August 1, 2016 acquisition date and were impacted by $1.4 million of tax-effected transaction and restructuring costs associated with our acquisition of ColoEast and reported as noninterest expense.

The results for the three months ended September 30, 2015 were impacted by our acquisition of Doral Money, Inc. (“Doral Money”) which closed in March 2015. A measurement period adjustment was recorded in the three months ended September 30, 2015 which increased the bargain purchase gain by $1.7 million.

Excluding the impact of the ColoEast transaction costs and the Doral Money acquisition, we earned net income of $6.2 million for the three months ended September 30, 2016 compared to $4.2 million for the three months ended September 30, 2015, an increase of $2.0 million. The adjusted increase was primarily the result of a $7.2 million increase in net interest income and a $1.5 million increase in noninterest income, offset in part by a $3.6 million increase in noninterest expense, a $2.6 million increase in the provision for loan losses, and a $0.5 million increase in income tax expense.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015. We earned net income of $14.4 million for the nine months ended September 30, 2016 compared to $24.6 million for the nine months ended September 30, 2015, a decrease of $10.2 million.

The results for the nine months ended September 30, 2016 include the results of operations of ColoEast since the August 1, 2016 acquisition date and were impacted by $1.4 million of tax-effected transaction and restructuring costs associated with our acquisition of ColoEast and reported as noninterest expense.

The results for the nine months ended September 30, 2015 were impacted by our acquisition of Doral Money.  The Doral Money acquisition resulted in a nontaxable bargain purchase gain in the amount of $14.2 million included in noninterest income for the nine months ended September 30, 2015, offset by an additional $1.8 million bonus accrual and approximately $0.3 million of transaction costs recorded in connection with the Doral Money acquisition and reported as noninterest expense.

Excluding the impact of the ColoEast transaction costs and the Doral Money acquisition, we earned net income of $15.8 million for the nine months ended September 30, 2016 compared to $11.5 million for the nine months ended September 30, 2015, an increase of $4.3 million.  The adjusted increase was primarily the result of an $11.2 million increase in net interest income and a $1.5 million increase in noninterest income, offset in part by a $0.9 million increase in the provision for loan losses, a $5.6 million increase in noninterest expense and a $1.9 million increase in income tax expense.

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

Three months ended September 30, 2016 compared with three months ended September 30, 2015. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$73,022	$93	0.51%	$96,566	$92	0.38%
Taxable securities	253,690	1,138	1.78%	154,254	598	1.54%
Tax-exempt securities	28,239	80	1.13%	2,554	17	2.64%
FHLB and FRB stock	9,627	16	0.66%	6,959	51	2.91%
Loans (1)	1,723,896	32,144	7.42%	1,167,670	24,545	8.34%
Total interest earning assets	2,088,474	33,471	6.38%	1,428,003	25,303	7.03%
Noninterest earning assets:
Cash and cash equivalents	29,108			25,785
Other noninterest earning assets	164,697			111,910
Total assets	$2,282,279			$1,565,698
Interest bearing liabilities:
Deposits:
Interest bearing demand	$280,689	$71	0.10%	$211,823	$32	0.06%
Individual retirement accounts	87,723	253	1.15%	57,227	177	1.23%
Money market	182,124	96	0.21%	116,375	66	0.23%
Savings	140,338	23	0.07%	72,617	9	0.05%
Certificates of deposit	670,372	1,839	1.09%	509,224	1,354	1.05%
Brokered deposits	49,964	126	1.00%	50,002	126	1.00%
Total deposits	1,411,210	2,408	0.68%	1,017,268	1,764	0.69%
Junior subordinated debentures	29,977	382	5.07%	24,580	283	4.57%
Other borrowings	257,358	263	0.41%	69,778	25	0.14%
Total interest bearing liabilities	1,698,545	3,053	0.72%	1,111,626	2,072	0.74%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	283,128			171,887
Other liabilities	11,986			19,841
Total equity	288,620			262,344
Total liabilities and equity	$2,282,279			$1,565,698
Net interest income		$30,418			$23,231
Interest spread (2)			5.66%			6.29%
Net interest margin (3)			5.79%			6.45%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $30.4 million for the three months ended September 30, 2016 compared to $23.2 million for the three months ended September 30, 2015, an increase of $7.2 million, or 31.0%.

This increase in net interest income was driven by increases in average interest earning assets, which increased to $2.088 billion for the three months ended September 30, 2016 from $1.428 billion for the three months ended September 30, 2015, an increase of $660 million, or 46.2%.  This increase was primarily attributable to $460.8 million of loans and $161.7 million of investment securities acquired in the ColoEast acquisition on August 1, 2016.  Additional interest income also resulted from organic growth in our loan portfolio.  Our commercial finance product lines, including our factored receivables, asset-based loans, equipment finance loans, and premium finance loans all increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  Our outstanding commercial finance balances increased $140.1 million, or 28.1%, from $497.8 million at September 30, 2015 to $637.9 million at September 30, 2016.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.

The increases in our net interest income resulting from changes in the interest income generated by our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.411 billion for the three months ended September 30, 2016 from $1.017 billion for the three months ended September 30, 2015, an increase of $394 million, or 38.7%.  This increase was primarily due to $653.0 million of customer deposits assumed in the ColoEast acquisition.  Excluding the ColoEast customer deposits, we also experienced growth in our certificates of deposit as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth.

Net interest margin decreased to 5.79% for the three months ended September 30, 2016 from 6.45% for the three months ended September 30, 2015, a decrease of 66 basis points.

The decline in our net interest margin primarily resulted from a decrease in yields on our interest earning assets.  Our average yield on earning assets decreased to 6.38% for the three months ended September 30, 2016 from 7.03% for the three months ended September 30, 2015, a decrease of 65 basis points. The decrease was primarily due to a change in the mix within our loan portfolio as a result of the ColoEast acquisition, by which our lower yielding community banking products as a percentage of the overall loan portfolio increased from 58% at September 30, 2015 to 67% at September 30, 2016.  In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall factoring portfolio to 78% at September 30, 2016 compared to 84% at September 30, 2015 as we continue to expand our non-transportation factoring product lines in 2016.  Finally, we have experienced a diminishing impact of discount accretion on the loan portfolio yield period over period, offset in part by the accretion of purchase discounts associated with the acquired ColoEast loan portfolio.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition in 2013.  In addition, on August 1, 2016 we acquired loans in the ColoEast acquisition with a purchase discount of $12.0 million which will be accreted into income over the remaining lives of the acquired loans, including $0.7 million of accretion recorded in the three months ended September 30, 2016.  The aggregate increased yield on our loan portfolio attributable to the accretion of purchase discounts associated with these acquisitions was 32 basis points for the three months ended September 30, 2016 and 38 basis points for the three months ended September 30, 2015.  Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.10% and 7.96% for the three months ended September 30, 2016 and 2015, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, asset-based loans, equipment finance loans, and premium finance loans.  As of September 30, 2016, there was approximately $18.0 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Triumph Savings Bank, Triumph Community Bank, and ColoEast loan portfolios.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.53% and 6.14% for the three months ended September 30, 2016 and 2015, respectively.

Our average cost of interest bearing liabilities decreased to 0.72% for the three months ended September 30, 2016 from 0.74% for the three months ended September 30, 2015, a decrease of 2 basis points.  This decrease was primarily due to a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the ColoEast acquisition on August 1, 2016.  This impact was offset in part by an increased usage of higher rate certificates of deposit period over period as these deposit products were used to fund our growth.  In addition, we increased the use of and extended the maturities of our advances with the FHLB due to the inclusion of mortgage warehouse facilities in our borrowing base with the FHLB, which began in late 2015.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016 vs. 2015
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$31	$(30)	$1
Taxable securities	94	446	540
Tax-exempt securities	(10)	73	63
FHLB and FRB stock	(39)	4	(35)
Loans	(2,772)	10,371	7,599
Total interest income	(2,696)	10,864	8,168
Interest bearing liabilities:
Interest bearing demand	22	17	39
Individual retirement accounts	(12)	88	76
Money market	(5)	35	30
Savings	3	11	14
Certificates of deposit	43	442	485
Brokered deposits	—	—	—
Total deposits	51	593	644
Junior subordinated debentures	30	69	99
Other borrowings	46	192	238
Total interest expense	127	854	981
Change in net interest income	$(2,823)	$10,010	$7,187

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$107,322	$498	0.62%	$123,621	$342	0.37%
Taxable securities	202,983	2,848	1.87%	154,044	1,835	1.59%
Tax-exempt securities	10,212	93	1.22%	4,023	45	1.50%
FHLB and FRB stock	6,227	39	0.84%	5,604	152	3.63%
Loans (1)	1,413,344	83,240	7.87%	1,083,513	71,105	8.77%
Total interest earning assets	1,740,088	86,718	6.66%	1,370,805	73,479	7.17%
Noninterest earning assets:
Cash and cash equivalents	26,049			25,559
Other noninterest earning assets	137,864			112,877
Total assets	$1,904,001			$1,509,241
Interest bearing liabilities:
Deposits:
Interest bearing demand	$248,249	$187	0.10%	$227,035	$101	0.06%
Individual retirement accounts	71,297	641	1.20%	56,131	501	1.19%
Money market	139,164	230	0.22%	117,353	199	0.23%
Savings	98,714	43	0.06%	72,915	27	0.05%
Certificates of deposit	599,475	4,943	1.10%	487,925	3,797	1.04%
Brokered deposits	49,970	377	1.01%	50,003	376	1.01%
Total deposits	1,206,869	6,421	0.71%	1,011,362	5,001	0.66%
Junior subordinated debentures	26,506	996	5.02%	24,514	833	4.54%
Other borrowings	176,426	487	0.37%	38,156	44	0.15%
Total interest bearing liabilities	1,409,801	7,904	0.75%	1,074,032	5,878	0.73%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	203,747			167,708
Other liabilities	10,723			13,337
Total equity	279,730			254,164
Total liabilities and equity	$1,904,001			$1,509,241
Net interest income		$78,814			$67,601
Interest spread (2)			5.91%			6.44%
Net interest margin (3)			6.05%			6.59%
(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $78.8 million for the nine months ended September 30, 2016 compared to $67.6 million for the nine months ended September 30, 2015, an increase of $11.2 million, or 16.6%.

This increase in net interest income was driven by increases in average interest earning assets, which increased to $1.740 billion for the nine months ended September 30, 2016 from $1.371 billion for the nine months ended September 30, 2015, an increase of $369 million, or 26.9%.  The increase primarily resulted from organic growth in our loan portfolio.  Our commercial finance product lines, including our factored receivables, asset-based loans, equipment finance loans, and premium finance loans all increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  Our outstanding commercial finance balances increased $140.1 million, or 28.1%, from $497.8 million at September 30, 2015 to $637.9 million at September 30, 2016.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans. The increase in interest earning assets was also impacted by the $460.8 million of loans and $161.7 million investment securities acquired in the ColoEast acquisition on August 1, 2016.

The change in net interest income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was also impacted by interest income associated with certain loan payoff and restructuring activity.  Interest income for the nine months ended September 30, 2016 included approximately $1.2 million of loan discount accretion resulting from the payoff of an individual purchased credit impaired loan in excess of its carrying amount.  Interest income for the nine months ended September 30, 2015 included approximately $1.7 million of delinquent interest collected upon the resolution, for cash, of a nonperforming commercial loan and approximately $0.6 million of fees received in conjunction with the restructuring of an asset-based healthcare loan.  The combination of this loan payoff and restructuring activity contributed to a net period over period decrease in net interest income of $1.1 million.

The increases in our net interest income resulting from changes in the interest income generated by our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.410 billion for the nine months ended September 30, 2016 from $1.074 billion for the nine months ended September 30, 2015, an increase of $336 million, or 31.3%.  This increase was partially due to growth in our certificates of deposit as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth.  Finally, the customer deposits assumed in the ColoEast acquisition on August 1, 2016, which were outstanding for two months during the nine months ended September 30, 2016 contributed to the increase in interest bearing deposits during the period.

Net interest margin decreased to 6.05% for the nine months ended September 30, 2016 from 6.59% for the nine months ended September 30, 2015, a decrease of 54 basis points.

The decline in our net interest margin primarily resulted from a decrease in yields on our interest earning assets.  Our average yield on earning assets decreased to 6.66% for the nine months ended September 30, 2016 from 7.17% for the nine months ended September 30, 2015, a decrease of 51 basis points. The decrease was partially due to changes in loan portfolio interest income related to the discount accretion, delinquent interest, and restructuring fees collected on the specific loans discussed above.  In addition, a change in the mix within our loan portfolio period over period contributed to the decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall factoring portfolio to 78% at September 30, 2016 compared to 84% at September 30, 2015 as we continue to expand our non-transportation factoring product lines in 2016.  The lower yielding community banking loans acquired in the ColoEast acquisition also contributed to the change in loan mix.  Overall, our higher yielding commercial finance products as a percentage of the total portfolio decreased from 42% at September 30, 2015 to 33% at September 30, 2016.  Finally, excluding the impact of the $1.2 million of discount accretion recorded on the payoff of the purchased credit impaired loan discussed above, we have experienced a diminishing impact of discount accretion on the loan portfolio yield period over period.

A component of the yield on our loan portfolio consists of discount accretion on the Triumph Savings Bank legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the portfolio acquired in the Triumph Community Bank acquisition in 2013.  In addition, on August 1, 2016 we acquired loans in the ColoEast acquisition with a purchase discount of $12.0 million which will be accreted into income over the remaining lives of the acquired loans, including $0.7 million of accretion recorded for the nine months ended September 30, 2016.  The aggregate increased yield on our loan portfolio attributable to accretion of purchase discounts associated with these acquisitions was 45 basis points for the nine months ended September 30, 2016, including the $1.2 million of discount accretion recorded on the payoff of the purchased credit impaired loan discussed above, and 45 basis points for the nine months ended September 30, 2015.  Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.42% and 8.32% for the nine months ended September 30, 2016 and 2015, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, asset-based loans, equipment finance loans, and premium finance loans.  As of September 30, 2016, there was approximately $18.0 million of purchase discount remaining that is expected to be accreted over the remaining lives of the acquired Triumph Savings Bank, Triumph Community Bank, and ColoEast loan portfolios.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.69% and 6.23% for the nine months ended September 30, 2016 and 2015, respectively.

An increase in our average cost of funds also contributed to the decrease in our net interest margin.  Our average cost of interest bearing liabilities increased to 0.75% for the nine months ended September 30, 2016 from 0.73% for the nine months ended September 30, 2015, an increase of 2 basis points.  This increase was primarily due to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used to fund our growth period over period. In addition, we increased the use of and extended the maturities of our advances with the FHLB due to the inclusion of mortgage warehouse facilities in our borrowing base with the FHLB, which began in late 2015.  The lower cost customer deposits assumed in the ColoEast acquisition on August 1, 2016 partially offset these increases.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016 vs. 2015
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$232	$(76)	$156
Taxable securities	326	687	1,013
Tax-exempt securities	(8)	56	48
FHLB and FRB stock	(117)	4	(113)
Loans	(7,291)	19,426	12,135
Total interest income	(6,858)	20,097	13,239
Interest bearing liabilities:
Interest bearing demand	70	16	86
Individual retirement accounts	4	136	140
Money market	(5)	36	31
Savings	5	11	16
Certificates of deposit	226	920	1,146
Brokered deposits	1	—	1
Total deposits	301	1,119	1,420
Junior subordinated debentures	88	75	163
Other borrowings	61	382	443
Total interest expense	450	1,576	2,026
Change in net interest income	$(7,308)	$18,521	$11,213

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

The provision for loan losses is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated loans outstanding for a period.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics. Finally, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of impaired loans and factored invoices greater than 90 days past due with negative cash reserves.

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

On August 1, 2016, we acquired loans with a fair value of $460.8 million in the ColoEast acquisition.  This fair value included a purchase discount of $12.0 million from the acquisition date unpaid principal balance of the ColoEast loans.  This purchase discount incorporated expected credit exposure associated with the acquired loans and as a result, the acquired ColoEast loan portfolio had minimal impact on the provision for loan losses for the three and nine months ended September 30, 2016 or the ending ALLL balance at September 30, 2016.

Three months ended September 30, 2016 compared with three months ended September 30, 2015.  Our provision for loan losses was $2.8 million for the three months ended September 30, 2016 compared to $0.2 million for the three months ended September 30, 2015.

The increased provision for loan losses was the result of several factors.  We experienced higher net charge-offs of $1.7 million in the three months ended September 30, 2016 compared to net charge-offs of $0.1 million for the same period in 2015.  During the three months ended September 30, 2016 outstanding loans, excluding the $460.8 million acquired ColoEast portfolio, increased $88.6 million from June 30, 2016.  During the three months ended September 30, 2015, outstanding loans increased $32.6 million from June 30, 2015. The larger increase in outstanding loan balances within the three months ended September 30, 2016 results in a higher provision for loan losses compared to the three months ended September 30, 2015.  In addition, we recorded net specific reserves of $1.0 million during the three months ended September 30, 2016 compared to a net reduction in specific reserves of $0.7 million recorded during the three months ended September 30, 2015.  We were able to reverse a $0.5 million specific reserve in the three months ended September 30, 2015 due to the successful collection of an at-risk factored receivable balance.

Offsetting the increased provision in the three months ended September 30, 2016 due to the higher charge-offs, overall loan growth, and the recording of specific reserves discussed above, was a decrease due a lower loan portfolio growth rate period over period in our factored receivables, which generally require higher levels of ALLL.  Although the overall loan portfolio increased during the three months ended September 30, 2016, our factored receivable balances decreased by $23.6 million, compared to an increase of $2.1 million during the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015.  Our provision for loan losses was $4.2 million for the nine months ended September 30, 2016 compared to $3.4 million for the nine months ended September 30, 2015.

The increased provision for loan losses was the result of several factors.  We experienced higher net charge-offs of $1.9 million in the nine months ended September 30, 2016 compared to net charge-offs of $0.7 million for the same period in 2015.  During the nine months ended September 30, 2016, excluding the $460.8 million acquired ColoEast portfolio, outstanding loans increased $207.2 million from December 31, 2015.  During the nine months ended September 30, 2015, outstanding loans increased $179.4 million from December 31, 2014.  The larger increase in outstanding loan balances within the nine months ended September 30, 2016 results in a higher provision for loan losses compared to the nine months ended September 30, 2015.  In addition, we recorded net specific reserves of $2.0 million for the nine months ended September 30, 2016 compared to net specific reserves of $0.3 million for the nine months ended September 30, 2015.

Offsetting the increased provision in the nine months ended September 30, 2015 due to the overall loan growth, higher charge-offs, and the recording of specific reserves discussed above, was a decrease due a lower loan portfolio growth rate period over period in our factored receivables, which generally require higher levels of ALLL.  Our factored receivable balances decreased by $1.1 million during the nine months ended September 30, 2016 compared to an increase of $20.9 million during the nine months ended September 30, 2015.

Our ALLL was $14.9 million as of September 30, 2016 versus $12.6 million as of December 31, 2015, representing an ALLL to total loans ratio of 0.76% and 0.97% respectively. The decrease in ALLL as a percentage of total loans as of September 30, 2016 was primarily due to acquired ColoEast loans recorded at a fair value of $460.8 million on August 1, 2016. This fair value incorporated expected credit exposure associated with the acquired loans and as a result, the acquired ColoEast loan portfolio did not require an ALLL on the date of acquisition.

Noninterest Income

The following table presents the major categories of noninterest income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service charges on deposits	$984	$710	$274	38.6%	$2,338	$1,988	$350	17.6%
Card income	767	574	193	33.6%	1,890	1,675	215	12.8%
Net OREO gains (losses) and valuation adjustments	63	(58)	121	208.6%	(1,152)	20	(1,172)	(5860.0%)
Net gains on sale of securities	(68)	15	(83)	(553.3%)	(63)	257	(320)	(124.5%)
Net gains on sale of loans	—	363	(363)	(100.0%)	16	1,396	(1,380)	(98.9%)
Fee income	655	542	113	20.8%	1,693	1,466	227	15.5%
Bargain purchase gain	—	1,708	(1,708)	(100.0%)	—	14,217	(14,217)	(100.0%)
Asset management fees	1,553	1,744	(191)	(11.0%)	4,787	3,976	811	20.4%
Other	2,145	700	1,445	206.4%	5,239	2,731	2,508	91.8%
Total noninterest income	$6,099	$6,298	$(199)	(3.2%)	$14,748	$27,726	$(12,978)	(46.8%)

Three months ended September 30, 2016 compared with three months ended September 30, 2015. We earned noninterest income of $6.1 million for the three months ended September 30, 2016, compared to $6.3 million for the three months ended September 30, 2015, a decrease of $0.2 million. The decrease was impacted by prior period realization of a pre-tax bargain purchase gain in the amount of $1.7 million due to measurement period adjustments associated with the Doral Money acquisition in 2015.  Excluding the bargain purchase gain, we earned noninterest income of $4.6 million for the three months ended September 30, 2015, resulting in an adjusted net increase in noninterest income of $1.5 million period over period.

The adjusted increase was primarily due to an increase in service charges on deposits, card income, fees, and other noninterest income.  These increases in noninterest income were offset in part by the decrease in gains on the sale of securities and loans and a decrease in CLO asset management fees earned by Triumph Capital Advisors. Details of the more significant changes in the various components of noninterest income are further discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased from $0.7 million for the three months ended September 30, 2015 to $1.0 million for the three months ended September 30, 2016.  The increase was primarily due to additional service charges associated with the increase in customer deposits due to the ColoEast acquisition on August 1, 2016.

•

Card Income.  Debit and credit card income increased from $0.6 million for the three months ended September 30, 2015 to $0.8 million for the three months ended September 30, 2016.  The increase was primarily due to additional customer debit and credit card activity associated with the increase in issued cards due to the ColoEast acquisition on August 1, 2016.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 100% due to decreased sales activity period over period.  Proceeds from loan sales were $16.5 million for the three months ended September 30, 2015 and there were no loans sales for the three months ended September 30, 2016.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the three months ended September 30, 2016 is indicative of the run off of the business and we reported no residential mortgage loans as held for sale at September 30, 2016.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors decreased 11% from $1.7 million for the three months ended September 30, 2015 to $1.6 million for the three months ended September 30, 2016.  In May 2016, a CLO with approximately $329 million in assets being managed by Triumph Capital Advisors was called, reducing our overall managed CLO assets.  As of September 30, 2016, Triumph Capital Advisors managed $1.5 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provides middle- and back-office services under staff and services agreements for $800 million of CLO assets earning approximately 26 basis points on average in fees.

•

Other.  Other income increased from $0.7 million for the three months ended September 30, 2015 to $2.1 million for the three months ended September 30, 2016.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, Triumph Insurance Group commissions, and income earned from our CLO warehouse equity investments.  Income from our CLO warehouse equity investments increased $0.6 million, from $0.1 million for the three months ended September 30, 2015 to $0.7 million for the three months ended September 30, 2016 due to our increased investments in the CLO warehouse entities.  There were no significant increases or decreases in the remaining components of other income period over period, other than increases due to incremental transaction volumes associated with the ColoEast acquisition.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015. We earned noninterest income of $14.7 million for the nine months ended September 30, 2016, compared to $27.7 million for the nine months ended September 30, 2015, a decrease of $13.0 million. This activity was significantly impacted by the realization of a pre-tax bargain purchase gain in the amount of $14.2 million associated with the acquisition of Doral Money in March 2015.

Excluding the bargain purchase gain, we earned noninterest income of $13.5 million for the nine months ended September 30, 2015 compared to $14.7 million for the nine months ended September 30, 2016, resulting in an adjusted increase of $1.2 million, or 9%, period over period.  The increase was primarily due to the increase in CLO asset management fees earned by Triumph Capital Advisors and other noninterest income.  These increases in noninterest income were offset in part a decrease in OREO valuation adjustments and a decrease in gains on the sale of securities and loans.  Details of the more significant changes in the various components of noninterest income are further discussed below.

•

Net OREO Gains (Losses) and Valuation Adjustments.  Net OREO gains (losses) and valuation adjustments represents gains on loans transferred to OREO with a fair value in excess of the foreclosed loans’ carrying value, gains and losses on the sale of OREO, and valuation allowances recorded due to subsequent write-downs of OREO.  The net loss of $1.2 million for the nine months ended September 30, 2016 was primarily due to a $1.2 million OREO write-down related to a branch facility previously transferred to OREO that is no longer being actively operated.  The write-down was the result of obtaining an updated appraisal on the property.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 99% due to decreased sales activity period over period.  Proceeds from loan sales decreased from $53.0 million for the nine months ended September 30, 2015 to $2.2 million for the nine months ended September 30, 2016.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the nine months ended September 30, 2016 is indicative of the run off of the business and we reported no residential mortgage loans as held for sale at September 30, 2016.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased 20% from $4.0 million for the nine months ended September 30, 2015 to $4.8 million for the nine months ended September 30, 2016.  Triumph Capital Advisors closed an additional CLO offering in June 2015, assumed two CLO asset management agreements in March 2015 as a result of the Doral Money acquisition, and was named staff and services provider for another CLO offering in June 2016, which increased its asset management fees on a period over period basis. In May 2016, a CLO with approximately $329 million in assets being managed by Triumph Capital Advisors was called, reducing our overall managed CLO assets.  As of September 30, 2016, Triumph Capital Advisors managed $1.5 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provides middle- and back-office services under staff and services agreements for $800 million of CLO assets earning approximately 26 basis points on average in fees.

•

Other.  Other income increased from $2.7 million for the nine months ended September 30, 2015 to $5.2 million for the nine months ended September 30, 2016.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, Triumph Insurance Group commissions, and income earned from our CLO warehouse equity investments.  Income from our CLO warehouse equity investments increased $2.0 million, from $0.4 million for the nine months ended September 30, 2015 to $2.4 million for the nine months ended September 30, 2016 due to our increased investments in the CLO warehouse entities.  There were no significant increases or decreases in the remaining components of other income period over period, other than increases due to incremental transaction volumes associated with the ColoEast acquisition.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits	$14,699	$12,416	$2,283	18.4%	$39,180	$37,727	$1,453	3.9%
Occupancy, furniture and equipment	1,921	1,575	346	22.0%	4,948	4,702	246	5.2%
FDIC insurance and other regulatory assessments	143	252	(109)	(43.3%)	648	786	(138)	(17.6%)
Professional fees	1,874	1,344	530	39.4%	4,048	3,523	525	14.9%
Amortization of intangible assets	958	1,179	(221)	(18.7%)	2,652	2,838	(186)	(6.6%)
Advertising and promotion	779	618	161	26.1%	1,926	1,687	239	14.2%
Communications and technology	1,966	951	1,015	106.7%	4,661	2,764	1,897	68.6%
Other	3,452	2,210	1,242	56.2%	8,138	6,936	1,202	17.3%
Total noninterest expense	$25,792	$20,545	$5,247	25.5%	$66,201	$60,963	$5,238	8.6%

Three months ended September 30, 2016 compared with three months ended September 30, 2015. Noninterest expense totaled $25.8 million for the three months ended September 30, 2016 compared to $20.5 million for the three months ended September 30, 2015, an increase of $5.3 million. This activity was impacted by the transaction costs incurred in the amount of $1.6 million associated with the acquisition of ColoEast in August 2016.

Excluding the ColoEast transaction costs, we incurred noninterest expense of $24.2 million for the three months ended September 30, 2016, resulting in an adjusted net increase in noninterest expense of $3.7 million period over period.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $14.7 million for the three months ended September 30, 2016 compared to $12.4 million for the three months ended September 30, 2015, an increase of $2.3 million. This increase is attributable to several factors.  Most notably, we experienced a significant increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 709.0 and 496.5 at September 30, 2016 and 2015, respectively. Sources of this increased headcount were primarily employees added through the ColoEast acquisition on August 1, 2016.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Salaries and employee benefits for the three months ended September 30, 2016 also includes $0.4 million of severance costs incurred as part of ColoEast restructuring activities.  Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $1.9 million for the three months ended September 30, 2016 compared to $1.6 million for the three months ended September 30, 2015, an increase of $0.3 million. This increase is primarily due to expenses associated with the assets and facilities added through the ColoEast acquisition on August 1, 2016.

•

FDIC Insurance and Other Regulatory Assessments. Regulatory assessments were $0.1 million for the three months ended September 30, 2016 compared to $0.3 million for the three months ended September 30, 2015, a decrease of 43%. The decrease is due to a reduction in our FDIC Insurance assessment rates in the current period. The decreased assessment rate is due to improvements in our institutional regulatory ratings and lower rates, surcharges, and pricing applied by the FDIC in accordance with legislative rulings regarding the Reserve Ratio associated with the Deposit Insurance Fund.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $1.9 million for the three months ended September 30, 2016 compared to $1.3 million for the three months ended September 30, 2015, an increase of $0.6 million. This increase is primarily attributable to $1.0 million of professional fees incurred in the three months ended September 30, 2016 associated with the ColoEast acquisition.  Our remaining ongoing external audit, legal, and consulting activities decreased period over period.

•

Amortization of Intangibles. Amortization of intangible assets was $1.0 million for the three months ended September 30, 2016 compared to $1.2 million for the three months ended September 30, 2015, a decrease of $0.2 million.  The decrease is primarily due to the reduction in the amortization of intangible assets recorded in conjunction with our acquisition of Doral Money.  During the third quarter of 2015, we adjusted the estimated remaining life of one of the acquired Doral Money CLO contracts based upon an anticipated CLO call date, and the intangible became fully amortized in the first quarter of 2016.  The remaining lives of CLO management contracts and the related intangible asset amortization periods depend upon several factors, most notably commercial loan market conditions which impact the distributions to be made to the CLO equity holders upon liquidation of the CLO.  These factors are out of our control and can change on a quarter-over-quarter basis.  Partially offsetting this decrease is amortization of the $7.2 million ColoEast core deposit intangible recorded from the August 1, 2016 acquisition date through September 30, 2016 and amortization of the $1.6 million customer-related intangible recorded in the Southern Transportation Insurance Agency, Ltd. acquisition from September 1, 2016.  As of September 30, 2016, we had total intangible assets with a recorded net carrying amount of $18.9 million, with remaining amortization of $1.1 million scheduled in the remainder of fiscal year 2016, $4.3 million of amortization scheduled in fiscal year 2017, and the remaining $13.5 million of amortization scheduled thereafter.

•

Communications and Technology. Communications and technology expenses were $2.0 million for the three months ended September 30, 2016, compared to $1.0 million for the three months ended September 30, 2015, an increase of $1.0 million. Communications and technology expenses for the three months ended September 30, 2016 included $0.3 million of contract termination fees associated with ColoEast systems that will no longer be utilized by our integrated organization.  The remaining increase is attributed to the communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.

•

Other. Increases experienced in other noninterest expense items in the three months ended September 30, 2016 versus the three months ended September 30, 2015 are generally attributable to the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015. Noninterest expense totaled $66.2 million for the nine months ended September 30, 2016 compared to $61.0 million of noninterest expense for the nine months ended September 30, 2015.  The results for the nine months ended September 30, 2016 were impacted by the transaction costs incurred in the amount of $1.6 million associated with the acquisition of ColoEast in August 2016.  Noninterest expense was impacted by the accrual of an incremental $1.8 million bonus expense during the nine months ended September 30, 2015 for the anticipated amount expected to be paid to team members to recognize their contribution to the Doral Money acquisition and approximately $0.3 million of transactions costs associated with the Doral Money acquisition.

Excluding the ColoEast and Doral Money costs, noninterest expense totaled $64.6 million for the nine months ended September 30, 2016 and $59.0 million for the nine months ended September 30, 2015, an increase of $5.6 million.  This increase is primarily attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $39.2 million for the nine months ended September 30, 2016 compared to $37.7 million for the nine months ended September 30, 2015, an increase of $1.5 million. These results were impacted by $0.4 million of severance costs incurred as part of ColoEast restructuring activities during the nine months ended September 30, 2016 and the accrual of an incremental $1.8 million bonus expense during the nine months ended September 30, 2015 for the anticipated amount expected to be paid to team members to recognize their contribution to the Doral Money acquisition.  We experienced a significant increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 709.0 and 496.5 at September 30, 2016 and 2015, respectively.  Sources of this increased headcount were primarily employees added through the ColoEast acquisition on August 1, 2016.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $4.0 million for the nine months ended September 30, 2016 compared to $3.5 million for the nine months ended September 30, 2015, an increase of $0.5 million. This increase is primarily attributable to $1.0 million of professional fees incurred in the nine months ended September 30, 2016 associated with the ColoEast acquisition.  Our remaining ongoing external audit, legal, and consulting activities decreased period over period.

•

Communications and Technology. Communications and technology expenses were $4.7 million for the nine months ended September 30, 2016, compared to $2.8 million for the nine months ended September 30, 2015, an increase of $1.9 million. Communications and technology expenses for the nine months ended September 30, 2016 included $0.3 million of contract termination fees associated with ColoEast systems that will no longer be utilized by our integrated organization.  The remaining increase is attributed to the communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.

•

Other. Increases experienced in other noninterest expense items in the nine months ended September 30, 2016 versus the nine months ended September 30, 2015 are generally attributable to the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Three months ended September 30, 2016 compared with three months ended September 30, 2015.  Income tax expense for the three months ended September 30, 2016 was $3.1 million compared to $2.9 million for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 was 39% compared to 33% for the three months ended September 30, 2015.   The effective tax rate for the three months ended September 30, 2016 reflects the increase in non-deductible direct transaction costs associated with the ColoEast acquisition.  Approximately $1.0 million of direct ColoEast transaction costs were deemed non-deductible for income tax purposes.  Excluding the impact of the ColoEast transaction costs, our effective tax rate for the three months ended September 30, 2016 was 36%.  The lower effective tax rate for the three months ended September 30, 2015 reflects the increase in nontaxable income attributed to the $1.7 million bargain purchase gain measurement period adjustment associated with the Doral Money acquisition. Excluding the impact of the bargain purchase gain, our effective tax rate for the three months ended September 30, 2015 was 36%.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015.  Income tax expense was $8.7 million for the nine months ended September 30, 2016 compared to $6.4 million for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was 38% compared to 21% for the nine months ended September 30, 2015.  The effective tax rate for the nine months ended September 30, 2016 reflects the increase in non-deductible direct transaction costs associated with the ColoEast acquisition.  Approximately $1.0 million of direct ColoEast transaction costs were deemed non-deductible for income tax purposes.  Excluding the impact of the ColoEast transaction costs, our effective tax rate for the nine months ended September 30, 2016 was 36%.  The lower effective tax rate for the nine months ended September 30, 2015 reflects the significant increase in nontaxable income attributed to the $14.2 million bargain purchase gain associated with the Doral Money acquisition. Excluding the impact of the bargain purchase gain, our effective tax rate for the nine months ended September 30, 2015 was 36%.

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

Three months ended September 30, 2016 compared with three months ended September 30, 2015. The following tables present our primary operating results for our operating segments as of and for the three month periods ended September 30, 2016 and 2015, respectively.

(Dollars in thousands)			Asset
Three Months Ended September 30, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$8,465	$24,863	$61	$82	$33,471
Intersegment interest allocations	(1,251)	1,251	—	—	—
Total interest expense	—	2,671	—	382	3,053
Net interest income (expense)	7,214	23,443	61	(300)	30,418
Provision for loan losses	33	2,861	—	(75)	2,819
Net interest income after provision	7,181	20,582	61	(225)	27,599
Other noninterest income	680	3,147	1,534	738	6,099
Noninterest expense	4,984	19,000	1,259	549	25,792
Operating income (loss)	$2,877	$4,729	$336	$(36)	$7,906

(Dollars in thousands)			Asset
Three Months Ended September 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$8,274	$16,743	$21	$265	$25,303
Intersegment interest allocations	(1,085)	1,085	—	—	—
Total interest expense	—	1,789	—	283	2,072
Net interest income (expense)	7,189	16,039	21	(18)	23,231
Provision for loan losses	35	130	—	—	165
Net interest income after provision	7,154	15,909	21	(18)	23,066
Bargain purchase gain	—	—	1,708	—	1,708
Other noninterest income	445	2,345	1,778	22	4,590
Noninterest expense	4,618	12,680	1,617	1,630	20,545
Operating income (loss)	$2,981	$5,574	$1,890	$(1,626)	$8,819

(Dollars in thousands)			Asset
September 30, 2016	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$201,788	$2,532,416	$15,766	$374,892	$(549,372)	$2,575,490
Gross loans	$190,132	$1,895,389	$886	$2,963	$(129,515)	$1,959,855

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

Factoring

Our Factoring segment’s operating income for the three months ended September 30, 2016 was $2.9 million, compared with $3.0 million for the three months ended September 30, 2015, a decrease of $0.1 million. This decrease was primarily due to increases in in noninterest expenses offset by increases in noninterest income.

Factored receivables in our Factoring segment grew 8% from $175.7 million as of September 30, 2015 to $190.1 million as of September 30, 2016. Our average number of clients increased from 1,939 for the three months ended September 30, 2015 to 2,330 for the three months ended September 30, 2016 and the corresponding factored accounts receivable purchases increased from $417.8 million during the three months ended September 30, 2015 to $488.1 million during the three months ended September 30, 2016.  Our average invoice size decreased 10% from $1,431 for the three months ended September 30, 2015 to $1,291 for the three months ended September 30, 2016, however, the number of invoices purchased increased 29% period over period.

Net interest income was $7.2 million for the three months ended September 30, 2016 compared to $7.2 million for the three months ended September 30, 2015. Net interest income increased due to a 15% increase in overall average net funds employed from $157.4 million for the three months ended September 30, 2015 to $181.6 million for the three months ended September 30, 2016.  This increase in net interest income is offset by pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment.  In addition, a change in the mix within our factored receivables portfolio period over period contributed to the offsetting decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 87% at September 30, 2016 compared to 96% at September 30, 2015 as we continue to expand our non-transportation factoring product lines in 2016.

Our provision for loan losses was $0.03 million for the three months ended September 30, 2016 compared with $0.04 million for the three months ended September 30, 2015, a decrease of $0.01 million.  The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  During the three months ended September 30, 2016 factored receivables decreased approximately $16 million from June 30, 2016.  During the three months ended September 30, 2015, factored receivables decreased approximately $1 million from June 30, 2015.  The larger decrease in factored receivable balances within the three month period ended September 30, 2016 resulted in a lower provision for loan losses compared to the three months ended September 30, 2015.

Noninterest income was $0.7 million for the three months ended September 30, 2016 compared to $0.4 million for the three months ended September 30, 2015.  The increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $5.0 million for the three months ended September 30, 2016 compared with $4.6 million for the three months ended September 30, 2015, driven primarily by increased personnel, operating, and technology costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period.

Banking

Our Banking segment’s operating income totaled $4.7 million for the three months ended September 30, 2016 compared to operating income of $5.6 million for the three months ended September 30, 2015. We experienced increases in the provision for loan losses and noninterest expenses period over period. These increases were offset in part by an increase in net interest income and noninterest income for the three months ended September 30, 2016.

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset-based loans, healthcare asset-based loans, and premium finance loans.  In addition, we acquired $460.8 million of loans in our Banking segment as part of the ColoEast acquisition on August 1, 2016.  Outstanding loans in our Banking segment grew 91% from $991 million as of September 30, 2015 to $1.895 billion as of September 30, 2016.

On August 1, 2016, we acquired loans with a fair value of $460.8 million in the ColoEast acquisition, all of which are included in the Banking segment.  This fair value included a purchase discount of $12.0 million from the acquisition date unpaid principal balance of the ColoEast loans.  This purchase discount incorporated expected credit exposure associated with the acquired loans and as a result, the acquired ColoEast loan portfolio had minimal impact on the provision for loan losses for the three months ended September 30, 2016.  Our provision for loan losses was $2.9 million for the three months ended September 30, 2016 compared with $0.1 million for the three months ended September 30, 2015.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics. Finally, loan loss valuation allowances and charge-offs are recorded on specific at-risk balances, typically consisting of impaired loans.  During the three months ended September 30, 2016 outstanding loans at our Banking segment, excluding the $460.8 million acquired ColoEast portfolio, increased $96.3 million from June 30, 2016.  During the three months ended September 30, 2015, outstanding loans at our Banking segment increased $33.1 million from June 30, 2015.  The larger increase in outstanding loan balances within the three months ended September 30, 2016 results in a higher provision for loan losses compared to the three months ended September 30, 2015.  In addition, we recorded net specific reserves of $0.8 million and net charge-offs of $1.4 million at our Banking segment during the three months ended September 30, 2016 compared to a net reduction in specific reserves of $0.7 million and net charge-offs of $0.03 million recorded during the three months ended September 30, 2015.

Noninterest income was $3.1 million for the three months ended September 30, 2016 compared to $2.3 million for the three months ended September 30, 2015. This increase was primarily due to additional service charges and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the ColoEast acquisition on August 1, 2016.  In addition, other sources of noninterest income, such as check cashing fees, wire transfer fees, and trust activities increased due to incremental transaction volumes associated with the ColoEast acquisition.

Noninterest expense was $19.0 million for the three months ended September 30, 2016, compared with $12.7 million for the three months ended September 30, 2015, an increase of $6.3 million.  This increase is due to several factors.  We have increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending, including communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.  This includes incremental costs associated with the growth in Banking segment personnel and infrastructure in conjunction with our acquisition of ColoEast on August 1, 2016.  Noninterest expense for the three months ended September 30, 2016 also includes $1.6 million of acquisition-related costs incurred as part of ColoEast acquisition.  In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.  Finally, the increase in noninterest expense is partially related to the reassignment of certain personnel to the Banking segment in connection with the merger of our subsidiary banks in October 2015.

Asset Management

Our Asset Management segment’s operating income totaled $0.3 million for the three months ended September 30, 2016 compared to $1.9 million for the three months ended September 30, 2015.  This decrease was significantly impacted by the recording of a pre-tax bargain purchase gain measurement period adjustment in the amount of $1.7 million associated with the acquisition of Doral Money in 2015.  Excluding the bargain purchase gain adjustment, the Asset Management segment reported operating income of $0.2 million for the three months ended September 30, 2015.  As of September 30, 2016, Triumph Capital Advisors managed $1.5 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provides middle- and back-office services under staff and services agreements for $800 million of CLO assets earning approximately 26 basis points on average in fees.

Corporate

The Corporate segment’s operating loss totaled approximately $0.04 million for the three months ended September 30, 2016, compared with an operating loss of $1.6 million for the three months ended September 30, 2015.  The reduction in the operating loss is primarily due to an increase of $0.7 million in noninterest income and a decrease of $1.1 million in operating expenses for the three months ended September 30, 2016.  The increase in noninterest income is primarily due to earnings associated with the Corporate segment’s additional equity investments in CLO warehouse entities.  The decrease in operating expenses is primarily related to the reassignment of certain personnel to the Banking segment in connection with the merger of our subsidiary banks in October 2015.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015. The following tables present our primary operating results for our operating segments as of and for the nine months ended September 30, 2016 and 2015, respectively.

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$23,589	$62,399	$125	$605	$86,718
Intersegment interest allocations	(3,351)	3,351	—	—	—
Total interest expense	—	6,908	—	996	7,904
Net interest income (expense)	20,238	58,842	125	(391)	78,814
Provision for loan losses	118	4,128	—	1	4,247
Net interest income after provision	20,120	54,714	125	(392)	74,567
Other noninterest income	1,622	5,984	4,819	2,323	14,748
Noninterest expense	14,519	45,987	3,818	1,877	66,201
Operating income (loss)	$7,223	$14,711	$1,126	$54	$23,114

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$23,777	$49,166	$87	$449	$73,479
Intersegment interest allocations	(3,011)	3,011	—	—	—
Total interest expense	—	5,035	10	833	5,878
Net interest income	20,766	47,142	77	(384)	67,601
Provision for loan losses	402	2,856	—	93	3,351
Net interest income after provision	20,364	44,286	77	(477)	64,250
Bargain purchase gain	—	—	14,217	—	14,217
Other noninterest income	1,227	7,637	4,087	558	13,509
Noninterest expense	13,380	37,786	5,053	4,744	60,963
Operating income (loss)	$8,211	$14,137	$13,328	$(4,663)	$31,013

(Dollars in thousands)			Asset
September 30, 2016	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$201,788	$2,532,416	$15,766	$374,892	$(549,372)	$2,575,490
Gross loans	$190,132	$1,895,389	$886	$2,963	$(129,515)	$1,959,855

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

Factoring

Our Factoring segment’s operating income for the nine months ended September 30, 2016 was $7.2 million, compared with $8.2 million for the nine months ended September 30, 2015, a decrease of $1.0 million. This decrease was primarily due to reductions in net interest income and increases in noninterest expenses.

Factored receivables in our Factoring segment grew 8% from $175.7 million as of September 30, 2015 to $190.1 million as of September 30, 2016. Our average number of clients increased from 1,784 for the nine months ended September 30, 2015 to 2,217 for the nine months ended September 30, 2016 and the corresponding factored accounts receivable purchases increased from $1.200 billion during the nine months ended September 30, 2015 to $1.304 billion during the nine months ended September 30, 2016.  Our average invoice size decreased 14% from $1,493 for the nine months ended September 30, 2015 to $1,282 for the nine months ended September 30, 2016, however, the number of invoices purchased increased 26% period over period.

Net interest income was $20.2 million for the nine months ended September 30, 2016 compared to $20.8 million for the nine months ended September 30, 2015, a decrease of $0.6 million. The decrease in net interest income is partly due to pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment.  In addition, a change in the mix within our factored receivables portfolio period over period contributed to the decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 87% at September 30, 2016 compared to 96% at September 30, 2015 as we continue to expand our non-transportation factoring product lines in 2016.  These decreases were offset by an 8% increase in overall average net funds employed from $151.5 million for the nine months ended September 30, 2015 to $163.9 million for the nine months ended September 30, 2016.

Our provision for loan losses was $0.1 million for the nine months ended September 30, 2016 compared with $0.4 million for the nine months ended September 30, 2015. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  The lower provision in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to larger reductions in specific reserves required on at-risk balances recorded during the nine months ended September 30, 2016 compared only slight decreases in such specific reserves during the nine months ended September 30, 2015.  These decreases were offset in part by higher net purchases recorded during the nine months ended September 30, 2016.  During the nine months ended September 30, 2016 factored receivables at our Factoring segment increased approximately $4 million from December 31, 2015.  During the nine months ended September 30, 2015, factored receivables at our Factoring segment increased approximately $5 million from December 31, 2014.  The lower increase in factored receivable balances within the nine months ended September 30, 2016 contributes to a lower provision for loan losses compared to the nine months ended September 30, 2015.

Noninterest income was $1.6 million for the nine months ended September 30, 2016 compared to $1.2 million for the nine months ended September 30, 2015.  The increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $14.5 million for the nine months ended September 30, 2016 compared with $13.4 million for the nine months ended September 30, 2015, driven primarily by increased personnel, operating, and technology costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and  number of invoices processed period over period.

Banking

Our Banking segment’s operating income totaled $14.7 million for the nine months ended September 30, 2016 compared to operating income of $14.1 million for the nine months ended September 30, 2015, an increase of $0.6 million. We experienced an increase in net interest income for the nine months ended September 30, 2016.  This increase in operating income was partially offset by an increase in the provision for loan losses, decreases in noninterest income, and an increase in noninterest expense period over period.

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset-based loans, healthcare asset-based loans, and premium finance loans.  In addition, we acquired $460.8 million of loans in our Banking segment as part of the ColoEast acquisition on August 1, 2016.  Outstanding loans in our Banking segment grew 91% from $991 million as of September 30, 2015 to $1.895 billion as of September 30, 2016.

On August 1, 2016, we acquired loans with a fair value of $460.8 million in the ColoEast acquisition, all of which are included in the Banking segment.  This fair value included a purchase discount of $12.0 million from the acquisition date unpaid principal balance of the ColoEast loans.  This purchase discount incorporated expected credit exposure associated with the acquired loans and as a result, the acquired ColoEast loan portfolio had minimal impact on the provision for loan losses for the nine months ended September 30, 2016.  Our provision for loan losses was $4.1 million for the nine months ended September 30, 2016 compared with $2.9 million for the nine months ended September 30, 2015.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics.  Finally, loan loss valuation allowances and charge-offs are recorded on specific at-risk balances, typically consisting of impaired loans.  During the nine months ended September 30, 2016 outstanding loans in our Banking segment, excluding the $460.8 million acquired ColoEast portfolio, increased $211.6 million from December 31, 2015.  During the nine months ended September 30, 2015, outstanding loans in our Banking segment increased $155.6 million from December 31, 2014.  The larger increase in outstanding balances within the nine months ended September 30, 2016 contributes to a higher provision for loan losses compared to the nine months ended September 30, 2015. In addition, we recorded net specific reserves of $2.2 million and net charge-offs of $1.3 million at our Banking segment during the nine months ended September 30, 2016 compared to net specific reserves of $0.3 million and net charge-offs of $0.3 million recorded during the nine months ended September 30, 2015.

Noninterest income was $6.0 million for the nine months ended September 30, 2016 compared to $7.6 million for the nine months ended September 30, 2015. This decrease was primarily due to a $1.2 million OREO write-down during the nine months ended September 30, 2016 related to a branch facility previously transferred to OREO that is no longer being actively operated as a depository branch.  The write-down was the result of obtaining an updated appraisal on the property.  In addition, net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 99% due to decreased sales activity period over period.  Proceeds from loan sales decreased from $53.0 million for the nine months ended September 30, 2015 to $2.2 million for the nine months ended September 30, 2016.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the nine months ended September 30, 2016 is indicative of the run off of the business.  Finally, we sold approximately $24.3 million of securities for a net loss of $0.1 million during the nine months ended September 30, 2016.  Net gains on sale of securities for the nine months ended September 30, 2015 were the result of the sale of approximately $17.6 million of securities for a gain of $0.3 million as part of our ongoing securities portfolio management.

Noninterest expense was $46.0 million for the nine months ended September 30, 2016, compared with $37.8 million for the nine months ended September 30, 2015, an increase of $8.2 million driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending, including communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.  This includes incremental costs associated with the growth in Banking segment personnel and infrastructure in conjunction with our acquisition of ColoEast on August 1, 2016.  Noninterest expense for the nine months ended September 30, 2016 also includes $1.6 million of acquisition-related costs incurred as part of ColoEast acquisition.  In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.  Finally, the increase in noninterest expense is partially related to the reassignment of certain personnel to the Banking segment in connection with the merger of our subsidiary banks in October 2015.

Asset Management

Our Asset Management segment’s operating income totaled $1.1 million for the nine months ended September 30, 2016 compared to $13.3 million for the nine months ended September 30, 2015. This decrease was significantly impacted by the recording of a pre-tax bargain purchase gain in the amount of $14.2 million associated with the acquisition of Doral Money in 2015, offset by direct transaction costs of $0.3 million and the accrual of a $1.8 million incremental bonus expense for the anticipated amount expected to be paid to team members to recognize their contribution to the transaction.  Excluding the bargain purchase gain net of transaction costs and the incremental bonus accrual, the Asset Management segment reported operating income of $1.2 million for the nine months ended September 30, 2015.  As of September 30, 2016, Triumph Capital Advisors managed $1.5 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provides middle- and back-office services under staff and services agreements for $800 million of CLO assets earning approximately 26 basis points on average in fees.

Corporate

The Corporate segment’s operating income totaled $0.1 million for the nine months ended September 30, 2016, compared with an operating loss of $4.7 million for the nine months ended September 30, 2015.  The reduction in the operating loss is primarily due to an increase of $1.8 million in noninterest income and a decrease of $2.9 million in operating expenses for nine months ended September 30, 2016.  The increase in noninterest income is primarily due to earnings associated with the Corporate segment’s additional equity investments in CLO warehouse entities.  The decrease in operating expenses is primarily related to the reassignment of certain personnel to the Banking segment in connection with the merger of our subsidiary banks in October 2015.

Financial Condition

Assets

Total assets were $2.575 billion at September 30, 2016, compared to $1.691 billion at December 31, 2015, an increase of $884 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $1.960 billion at September 30, 2016, compared with $1.292 billion at December 31, 2015.

We offer a broad range of lending and credit products.  Within our TBK Bank subsidiary, we offer a full range of lending products, including commercial real estate, construction and development, residential real estate, production agriculture, general commercial, mortgage warehouse facilities, farmland and consumer loans, focused on our community banking markets in Iowa, Illinois, Colorado, and Kansas.  We also originate a variety of commercial finance products offered on a nationwide basis.  These products include our factored receivables, the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand, the healthcare asset-based loans originated under our Triumph Healthcare Finance brand, and the premium finance loans originated under our Triumph Premium Finance brand.

As part of the ColoEast acquisition on August 1, 2016, the Company acquired loans with an unpaid principal balance of $473 million and recorded a fair value purchase discount of $12 million, reflecting a fair value $461 million.  The following table provides the acquired ColoEast loans by loan portfolio segment as of the acquisition date:

(Dollars in thousands)	Fair Value
Commercial real estate	$97,476
Construction, land development, land	61,651
1-4 family residential properties	36,503
Farmland	101,210
Commercial	156,734
Factored receivables	694
Consumer	6,507
$460,775

The following table shows our total loan portfolio by portfolio segments, including the acquired ColoEast loans, as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$420,742	21%	$291,819	23%
Construction, land development, land	101,169	5%	43,876	3%
1-4 family residential properties	108,721	6%	78,244	6%
Farmland	139,109	7%	33,573	3%
Commercial	777,806	40%	495,356	38%
Factored receivables	213,955	11%	215,088	17%
Consumer	25,602	1%	13,050	1%
Mortgage warehouse	172,751	9%	120,879	9%
Total Loans	$1,959,855	100%	$1,291,885	100%

Commercial Real Estate Loans. Our commercial real estate loans were $420.7 million at September 30, 2016, an increase of $128.9 million from $291.8 million at December 31, 2015, due primarily to the $97.5 million of ColoEast loans acquired and new loan origination activity during the nine months ended September 30, 2016.

Construction and Development Loans. Our construction and development loans were $101.2 million at September 30, 2016, an increase of $57.3 million from $43.9 million at December 31, 2015, due primarily to the $61.7 million of ColoEast loans acquired.  This increase was partially offset by paydowns in excess of new loan activity for the period.

Residential Real Estate Loans. Our one-to-four family residential loans were $108.7 million at September 30, 2016, an increase of $30.5 million from $78.2 million at December 31, 2015, due primarily to the $36.5 million of ColoEast loans acquired.  This increase was partially offset by paydowns in excess of new loan activity for the period.  As previously discussed, we made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  As a result, we expect our residential real estate loan balances, including the acquired ColoEast residential real estate loans, to continue to decline as existing loans payoff.

Farmland Loans. Our farmland loans were $139.1 million at September 30, 2016, an increase of $105.5 compared to $33.6 million at December 31, 2015, due primarily to the $101.2 million of ColoEast loans acquired and new loan origination activity during nine months ended September 30, 2016.

Commercial Loans. Our commercial loans held for investment were $777.8 million at September 30, 2016 an increase of $282.4 million from $495.4 million at December 31, 2015.  The increase in commercial loans was driven by growth in the asset-based and equipment finance loans originated under our Triumph Commercial Finance brand and asset-based healthcare loans originated under our Triumph Healthcare Finance brand as we continue to execute on our growth strategy for such products. In addition, premium finance loans originated under our Triumph Premium Finance brand continued to grow during the period.  The increase in commercial loans was also impacted by the $156.7 million of ColoEast loans acquired.  The ColoEast commercial loans acquired included $103.7 million of balances to support agricultural operations in the Colorado and Kansas markets, which increased our total commercial agriculture lending to $125.1 million at September 30, 2016.  Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets and purchased shared national credits, increased from $168.8 million at December 31, 2015 to $228.8 million at September 30, 2016.  This increase included $53.0 million of acquired ColoEast loans.  The remaining increase is a result of new originations in our community banking markets in excess of paydowns as we continue to focus on lending activities to support businesses within our local communities. A portion of this increase was offset by a decrease due to $18.7 million of shared national credits being transferred to the held for sale classification during nine months ended September 30, 2016 and subsequently being sold.  The following table shows our commercial loans as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Commercial
TCF equipment	$181,987	$148,951
TCF asset-based lending	129,501	75,134
THF asset-based lending	84,900	80,200
Premium finance	27,573	1,612
Agriculture	125,078	20,665
Other commercial lending	228,767	168,794
Total commercial loans	$777,806	$495,356

Factored Receivables. Our factored receivables were $214.0 million at September 30, 2016, a decrease of $1.1 million from $215.1 million at December 31, 2015.  This decrease was primarily the result of the transition to a new lockbox provider that processes invoice payments from account debtors at Triumph Business Capital, our factoring subsidiary.  This initiative significantly reduced our payment collection cycle times and created a one-time acceleration of approximately $30 million in collection receipts.  We continue to execute on our growth strategy for this product at Triumph Business Capital as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.  Purchase volume at Triumph Business Capital was $1.304 billion during the nine months ended September 30, 2016 and Triumph Commercial Finance recorded purchase volume of $181 million for the nine months ended September 30, 2016.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $172.8 million at September 30, 2016, an increase of $51.9 million from $120.9 million at December 31, 2015. The increase was primarily due to higher utilization of our clients’ mortgage warehouse facilities during the period.  Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

Consumer Loans. Our consumer loans were $25.6 million at September 30, 2016, an increase of $12.5 compared to $13.1 million at December 31, 2015, due in part to the $6.5 million of ColoEast loans acquired and new loan origination activity during nine months ended September 30, 2016.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of September 30, 2016.

	September 30, 2016
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$79,306	$222,203	$119,233	$420,742
Construction, land development, land	66,922	27,736	6,511	101,169
1-4 family residential properties	7,630	33,674	67,417	108,721
Farmland	4,591	28,128	106,390	139,109
Commercial	312,122	415,198	50,486	777,806
Factored receivables	213,955	—	—	213,955
Consumer	2,978	10,932	11,692	25,602
Mortgage warehouse	172,751	—	—	172,751
	$860,255	$737,871	$361,729	$1,959,855

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$648,780	$110,797
Floating interest rates		89,091	250,932
Total		$737,871	$361,729

As of September 30, 2016, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Colorado (23%), Texas (22%), and Illinois (20%) make up 65% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.

Further, a majority (78%) of our factored receivables, representing approximately 9% of our total loan portfolio as of September 30, 2016, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.

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

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Nonperforming loans:
Commercial real estate	$676	$725
Construction, land development, land	276	—
1-4 family residential properties	1,099	551
Farmland	—	—
Commercial	28,879	3,281
Factored receivables	2,063	1,931
Consumer	55	—
Mortgage warehouse	—	—
Purchased credit impaired	11,101	6,867
Total nonperforming loans	44,149	13,355
Other real estate owned, net	8,061	5,177
Other repossessed assets	504	—
Total nonperforming assets	$52,714	$18,532

Nonperforming assets to total assets	2.05%	1.10%
Nonperforming loans to total loans held for investment	2.25%	1.03%
Total past due loans to total loans held for investment	3.86%	2.41%

We had $44.1 million and $13.4 million in nonperforming loans, including nonaccrual PCI loans, as of September 30, 2016 and December 31, 2015, respectively. Nonperforming loans increased from December 31, 2015 to September 30, 2016, primarily due to the deterioration of certain commercial finance equipment and asset-based loans, including relationships restructured as TDRs.  We recorded an additional $2.1 million of specific loan loss reserves against these commercial finance balances during the nine months ended September 30, 2016.  We also acquired approximately $7.4 million of nonaccrual PCI loans in the ColoEast acquisition, which are included in the nonperforming loan balances in the table above as of September 30, 2016.  Acquired PCI loans for which we are accreting interest are not reported in the nonperforming loan classification.

As a result of the above activity, the ratio of nonperforming loans to total loans increased to 2.25% at September 30, 2016 compared to 1.03% at December 31, 2015, and, combined with the increase in our OREO balances, our ratio of nonperforming assets to total assets increased to 2.05% at September 30, 2016 compared to 1.10% at December 31, 2015.

We experienced a reported increase in our total past due loans to total loans during the nine months ended September 30, 2016 to 3.86% from 2.41% at December 31, 2015.  This increase was partially attributable to the increase in contractually past due loans acquired in the ColoEast acquisition of approximately $19.2 million as well as the additional nonperforming commercial finance loans described above.

Our OREO as of September 30, 2016 totaled $8.1 million, an increase of $2.9 million from the $5.2 million as of December 31, 2015.  The increase was primarily due to OREO with a fair value of $3.1 million acquired in the ColoEast acquisition on August 1, 2016.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At September 30, 2016 and December 31, 2015, we had $25.7 million and $13.9 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at September 30, 2016 and December 31, 2015 were graded as “substandard”.

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

On August 1, 2016, we acquired loans with a fair value of $460.8 million in the ColoEast acquisition.  This fair value included a purchase discount of $12.0 million from the acquisition date unpaid principal balance of the ColoEast loans.  This purchase discount incorporated expected credit exposure associated with the acquired loans and as a result, the acquired ColoEast loan portfolio had minimal impact on the ending ALLL balance at September 30, 2016.

The following table sets forth the ALLL by category of loan:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$1,912	21%	0.45%	$1,489	23%	0.51%
Construction, land development, land	232	5%	0.23%	367	3%	0.84%
1-4 family residential properties	255	6%	0.23%	274	6%	0.35%
Farmland	121	7%	0.09%	134	3%	0.40%
Commercial	7,820	40%	1.01%	5,276	38%	1.07%
Factored receivables	3,945	11%	1.84%	4,509	17%	2.10%
Consumer	368	1%	1.44%	216	1%	1.66%
Mortgage warehouse	259	9%	0.15%	302	9%	0.25%
Total Loans	$14,912	100%	0.76%	$12,567	100%	0.97%

From December 31, 2015 to September 30, 2016, the ALLL increased from $12.6 million or 0.97% of total loans to $14.9 million or 0.76% of total loans. The increase in ALLL was principally driven by the $2.0 million of specific allowances recorded on impaired loans during the nine months ended September 30, 2016.  In addition, our ALLL increased due to the $207.2 million increase in the loan portfolio during the nine months ended September 30, 2016, excluding the ColoEast acquired loans.

The following table presents the unpaid principal and recorded investment for loans at September 30, 2016. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) of which approximately $15.4 million is expected to be accretable into income over the remaining lives of the acquired loans and (2) net deferred origination costs and fees. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
September 30, 2016	Investment	Principal	Difference
Commercial real estate	$420,742	$426,843	$(6,101)
Construction, land development, land	101,169	104,591	(3,422)
1-4 family residential properties	108,721	110,729	(2,008)
Farmland	139,109	140,117	(1,008)
Commercial	777,806	784,494	(6,688)
Factored receivables	213,955	215,242	(1,287)
Consumer	25,602	25,742	(140)
Mortgage warehouse	172,751	172,751	—
	$1,959,855	$1,980,509	$(20,654)

At September 30, 2016 and December 31, 2015, we had on deposit $22.6 million and $21.2 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the three and nine months ended September 30, 2016 and 2015, and the effects of those items on our ALLL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$13,772	$11,462	$12,567	$8,843
Loans charged-off:
Commercial real estate	(4)	(9)	(5)	(152)
Construction, land development, land	—	—	—	—
1-4 family residential properties	—	(20)	(63)	(203)
Farmland	—	—	—	—
Commercial	(1,615)	—	(1,784)	(47)
Factored receivables	(285)	(72)	(743)	(451)
Consumer	(68)	(97)	(223)	(244)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(1,972)	$(198)	$(2,818)	$(1,097)
Recoveries of loans charged-off:
Commercial real estate	1	1	15	52
Construction, land development, land	7	—	7	—
1-4 family residential properties	6	4	82	104
Farmland	—	—	—	—
Commercial	217	34	648	40
Factored receivables	33	21	102	69
Consumer	29	55	62	182
Mortgage warehouse	—	—	—	—
Total loans recoveries	$293	$115	$916	$447
Net loans charged-off	$(1,679)	$(83)	$(1,902)	$(650)
Provision for (reversal of) loan losses:
Commercial real estate	123	189	413	962
Construction, land development, land	44	97	(142)	110
1-4 family residential properties	(10)	44	(38)	163
Farmland	(22)	1	(13)	10
Commercial	2,521	210	3,680	1,312
Factored receivables	(7)	(475)	77	529
Consumer	114	107	313	147
Mortgage warehouse	56	(8)	(43)	118
Total provision for loan losses	$2,819	$165	$4,247	$3,351
Balance at end of period	$14,912	$11,544	$14,912	$11,544

Average total loans held for investment	$1,723,722	$1,164,946	$1,413,030	$1,080,298
Net charge-offs to average total loans held for investment	0.10%	0.01%	0.13%	0.06%
Allowance to total loans held for investment	0.76%	0.97%	0.76%	0.97%

Net loans charged off for the three and nine months ended September 30, 2016 were $1.7 million and $1.9 million, respectively, compared to net loans charged off of $0.1 million and $0.7 million, respectively, for the three and nine months ended September 30, 2015.

Loans Held for Sale

At September 30, 2016 we held no originated mortgage loans for sale.  The Company made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  We chose to exit this business as the infrastructure investments necessary to appropriately address the operational and compliance risk associated with the business outweighed the amount of profitability generated.

At December 31, 2015, originated mortgage loans held for sale were $1.3 million. Loan sales of $0.2 million and $2.2 million occurred during the three and nine months ended September 30, 2016, respectively, with negligible gains recorded.  Loan sales of $16.7 million and $36.4 million occurred during the three and nine months ended September 30, 2015, respectively, and resulted in recognized net gains on sale of $0.5 million and $1.0 million in the respective periods.

At September 30, 2016, other loans held for sale were $9.6 million and included shared national credits pending sale.  These loans were transferred to the held for sale classification during the three months ended September 30, 2016 and have subsequently been sold or are pending final settlement.

Securities

We held securities classified as available for sale with a fair value of $286.6 million as of September 30, 2016, an increase of $123.4 million from $163.2 million at December 31, 2015. The increase is primarily due to $161.7 million of available for sale investment securities acquired in the ColoEast acquisition on August 1, 2016, of which $20.0 million were subsequently sold during the three months ended September 30, 2016.  An offsetting decrease is also attributable to normal portfolio management activities, with the net reduction being attributed to normal sales, payment, and amortization activity. For the nine months ended September 30, 2016, securities, including the sale of $20.0 million of ColoEast acquired securities discussed above, were sold resulting in proceeds of $24.3 million and a loss on sale of $0.1 million. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of September 30, 2016, we have investments classified as held to maturity with an amortized cost of $29.3 million, all of which were purchased during the nine months ended September 30, 2016.  Approximately $25.9 million of these securities represent investments in “A” rated floating rate CLO securities.  Credit spreads on these products widened early this year due to market volatility, providing an opportunity to purchase these securities at attractive risk-adjusted yields.  We were able to leverage the expertise of our Triumph Capital Advisors team to underwrite and select the securities purchased.  These floating rate CLO securities provide an initial yield of approximately 4.7% with an estimated average expected life of approximately 6.5 years.  These are not CLO securities issued or managed by Triumph Capital Advisors, but by other CLO managers.  The remaining $3.4 million of held to maturity securities represent a minority investment in the unrated subordinated notes of recently issued CLOs managed by Trinitas Capital Management.  Triumph Capital Advisors provides certain middle- and back-office services to Trinitas Capital Management with respect to the CLO, but does not serve as asset manager.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of September 30, 2016:

	Maturity as of September 30, 2016
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$77,281	0.82%	$112,032	1.42%	$—	—	$—	—	$189,313	1.17%
Mortgage-backed securities	—	—	623	1.53%	2,433	2.00%	22,778	1.46%	25,834	1.51%
Asset backed securities	—	—	4,932	1.65%	—	—	8,179	1.96%	13,111	1.85%
State and municipal	1,148	1.19%	2,952	1.33%	4,033	1.16%	20,800	1.42%	28,933	1.36%
Corporate bonds	5,220	1.74%	20,417	2.07%	1,410	2.57%	276	5.08%	27,323	2.06%
SBA pooled securities	2	2.22%	4	2.62%	156	2.82%	—	—	162	2.81%
Total available for sale securities	$83,651	0.88%	$140,960	1.52%	$8,032	1.73%	$52,033	1.55%	$284,676	1.34%

Held to maturity securities:	$—	—	$—	—	$8,454	4.81%	$20,862	5.90%	$29,316	5.59%

Liabilities

Our total liabilities were $2.291 billion as of September 30, 2016, an increase of $868 million, from $1.423 billion at December 31, 2015. The net change was primarily due to a $702 million increase in customer deposits, a $6 million increase in customer repurchase agreements, a $100 million increase in Federal Home Loan Bank advances, an $8 million increase in junior subordinated debentures, a $49 million increase in subordinated notes, and a $3 million increase in other liabilities.

As part of the ColoEast acquisition on August 1, 2016, the Company assumed customer deposits with a balance of $653.0 million, junior subordinated debentures with a fair value of $7.7 million, and other liabilities with a balance of $6.8 million.

Deposits

Deposits represent our primary source of funds. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $1.951 billion as of September 30, 2016, compared to $1.249 billion as of December 31, 2015, an increase of $702 million, due primarily to the $653.0 million of deposits assumed in the ColoEast acquisition.  As of September 30, 2016, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 53% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 47% of total deposits. See Note 7 – Deposits in the accompanying condensed notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of September 30, 2016 and December 31, 2015.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of September 30, 2016:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$92,659	$25,195	$117,854
Over 3 through 6 months	82,742	26,174	108,916
Over 6 through 12 months	149,727	57,630	207,357
Over 12 months	79,394	39,303	118,697
	$404,522	$148,302	$552,824

The following table summarizes our average deposit balances and weighted average rates for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$280,689	0.10%	17%	$211,823	0.06%	18%
Individual retirement accounts	87,723	1.15%	5%	57,227	1.23%	5%
Money market	182,124	0.21%	11%	116,375	0.23%	10%
Savings	140,338	0.07%	8%	72,617	0.05%	6%
Certificates of deposit	670,372	1.09%	39%	509,224	1.05%	43%
Brokered deposits	49,964	1.00%	3%	50,002	1.00%	4%
Total interest bearing deposits	1,411,210	0.68%	83%	1,017,268	0.69%	86%
Noninterest bearing demand	283,128	—	17%	171,887	—	14%
Total deposits	$1,694,338	0.57%	100%	$1,189,155	0.59%	100%

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$248,249	0.10%	18%	$227,035	0.06%	19%
Individual retirement accounts	71,297	1.20%	5%	56,131	1.19%	5%
Money market	139,164	0.22%	10%	117,353	0.23%	10%
Savings	98,714	0.06%	7%	72,915	0.05%	6%
Certificates of deposit	599,475	1.10%	42%	487,925	1.04%	42%
Brokered deposits	49,970	1.01%	4%	50,003	1.01%	4%
Total interest bearing deposits	1,206,869	0.71%	86%	1,011,362	0.66%	86%
Noninterest bearing demand	203,747	—	14%	167,708	—	14%
Total deposits	$1,410,616	0.61%	100%	$1,179,070	0.57%	100%

Other Borrowings

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $15.3 million at September 30, 2016 and $9.3 million at December 31, 2015. Our customer repurchase agreements generally overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions. The following provides a summary of our customer repurchase agreements as of and for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Amount outstanding at end of period	$15,329	$9,317
Weighted average interest rate at end of period	0.02%	0.02%
Average daily balance during the year	$12,047	$13,158
Weighted average interest rate during the year	0.02%	0.02%
Maximum month-end balance during the year	$15,329	$16,033

FHLB Advances

As part of our overall funding and liquidity management program, we borrow from the Federal Home Loan Bank. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled $230.0 million as of September 30, 2016 and $130.0 million as of December 31, 2015.  As of September 30, 2016 and December 31, 2015, we had $240.1 million and $150.3 million, respectively, in unused and available advances from the FHLB. The increase in our borrowing capacity from December 31, 2015 to September 30, 2016 was primarily the result of the addition of the ColoEast portfolio in August 2016.

The following provides a summary of our FHLB advances as of and for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Amount outstanding at end of period	$230,000	$130,000
Weighted average interest rate at end of period	0.39%	0.32%
Average amount outstanding during the period	164,201	34,244
Weighted average interest rate during the period	0.39%	0.19%
Highest month end balance during the period	291,000	130,000

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of September 30, 2016:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$12,728	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	$17,526	$12,165	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	$5,155	$3,344	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	$6,700	$4,403	March 2037	LIBOR + 1.79%

These debentures are unsecured obligations and were issued to trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures may be called at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly. As part of the purchase accounting adjustments made with the Triumph Community Bank acquisition on October 15, 2013 and the ColoEast acquisition on August 1, 2016, we adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition dates. The discount on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $32.6 million was allowed in the calculation of Tier I capital as of September 30, 2016.

Subordinated Notes

In September 2016, we issued $50,000,000 of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes, which will initially bear interest at 6.50% per annum, payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. We may, at our option, beginning on September 30, 2021 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.

The Notes are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations is eligible for inclusion in Tier 2 regulatory capital.

Issuance costs related to the Notes totaled $1,324,000, including an underwriting discount of 1.5%, or $750,000, and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as an adjustment to interest expense.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $284.5 million as of September 30, 2016, an increase of $16.5 million from $268.0 million as of December 31, 2015. Stockholders’ equity increased during this period primarily due to net income for the period of $14.4 million. Offsetting this increase were preferred dividends paid on our Series A and Series B preferred stock.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2016, TBK Bank had unsecured federal funds lines of credit with six unaffiliated banks totaling $112.5 million, with no amounts advanced against those lines at that time.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (as set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2016, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

As of September 30, 2016, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since September 30, 2016 that management believes would have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of September 30, 2016.

			To Be Adequately		To Be Well
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
(Dollars in thousands)	Actual		Action Provisions		Action Provisions
As of September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$332,844	14.8%	$180,264	8.0%	N/A	N/A
TBK Bank, SSB	$250,075	11.4%	$175,124	8.0%	$218,905	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$268,935	11.9%	$135,199	6.0%	N/A	N/A
TBK Bank, SSB	$234,842	10.7%	$131,343	6.0%	$175,125	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$230,693	10.2%	$101,399	4.5%	N/A	N/A
TBK Bank, SSB	$234,842	10.7%	$98,508	4.5%	$142,289	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$268,935	12.0%	$89,320	4.0%	N/A	N/A
TBK Bank, SSB	$234,842	10.7%	$87,557	4.0%	$109,447	5.0%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2016 excluding purchase accounting adjustments for our junior subordinated debentures and deposits. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - September 30, 2016
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$15,329	$15,329	$—	$—	$—
Federal Home Loan Bank advances	230,000	120,000	110,000	—	—
Junior subordinated debentures	44,845	—	—	—	44,845
Subordinated notes	50,000	—	—	—	50,000
Operating lease agreements	6,341	1,851	2,776	1,714	—
Time deposits with stated maturity dates	918,090	718,056	180,949	19,085	—
Total contractual obligations	$1,264,605	$855,236	$293,725	$20,799	$94,845

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

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Commitments to make loans	$21,837	$9,520
Unused lines of credit	206,146	116,703
Standby letters of credit	6,524	3,029
Total other commitments	$234,507	$129,252

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

The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	8.9%	8.9%	5.5%	(1.7%)
+300 basis points	7.3%	8.4%	3.9%	(1.4%)
+200 basis points	5.6%	7.6%	2.3%	(1.2%)
+100 basis points	1.6%	0.9%	0.9%	(0.7%)
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.3%)	(3.2%)	(1.9%)	(1.6%)

The following table presents the change in our economic value of equity as of September 30, 2016 and December 31, 2015, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2016	December 31, 2015
+400 basis points	9.2%	0.2%
+300 basis points	7.1%	(0.2%)
+200 basis points	4.7%	(1.0%)
+100 basis points	2.7%	(1.2%)
Flat rates	0.0%	0.0%
-100 basis points	(16.8%)	(5.9%)

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
4.1

Indenture, dated as of September 30, 2016, between Triumph Bancorp, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on September 30, 2016.

4.2

First Supplemental Indenture, dated as of September 30, 2016, between Triumph Bancorp, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on September 30, 2016.

10.1

Underwriting Agreement, dated September 28, 2016, between Triumph Bancorp, Inc. and Sandler O’Neill + Partners, L.P. and FIG Partners, LLC, incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on September 30, 2016.

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	October 28, 2016	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	October 28, 2016	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer