Form 10-K
period 2016-12-31
Triumph Bancorp, Inc.
filed 2017-02-17
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2016 was approximately $263,094,000.

The number of shares of Registrant’s Common Stock outstanding as of February 14, 2017 was 18,083,294.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2016, are incorporated by reference into Part III of this Report.

i

PART I

ITEM 1. BUSINESS.

Overview

Triumph Bancorp, Inc. (“we”, “Triumph” or the “Company”), is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, TBK Bank, SSB (“TBK Bank”), we offer traditional banking services as well as commercial finance products to businesses that require specialized financial solutions. Our community banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance products include factoring, asset-based lending, equipment lending, healthcare lending and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our wholly owned subsidiary Triumph Capital Advisors, LLC (“Triumph Capital Advisors”), we provide investment management services currently focused on the management of collateralized loan obligations.  We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2016, we had consolidated total assets of $2.641 billion, total loans held for investment of $2.028 billion, total deposits of $2.016 billion and total stockholders’ equity of $289 million.

Our business is conducted through four reportable segments (Banking, Factoring, Asset Management, and Corporate). For the year ended December 31, 2016, our banking segment generated 68% of our total revenue (comprised of interest and noninterest income), our factoring segment generated 24% of our total revenue, our asset management segment generated 5% of our total revenue, and our corporate segment generated 3% of our total revenue.

Our Corporate Structure

We operate our business through several corporate entities.

•

TBK Bank, SSB is a Texas state savings bank. TBK Bank operates retail branch networks in two geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, and (ii) a western division consisting of sixteen branches located throughout eastern Colorado and two branches in far western Kansas. Through this branch network, we offer our customers a variety of financial products and services that both augment our revenue (fee and interest income) and help us expand and retain our core deposit network, including checking and savings accounts, debit cards, electronic banking, trust services and treasury management.  TBK Bank also operates one location in Dallas, Texas, in which we maintain our corporate office, originate certain commercial finance, mortgage warehouse, and commercial real estate loan products, and operate a branch that is dedicated to deposit gathering activities. Through TBK Bank, we originate a full suite of commercial and retail loans including commercial real estate, general commercial, commercial agriculture, mortgage warehouse, one-to-four family residential and construction and development loans, primarily focused on customers in and around our primary market areas. In addition, TBK Bank originates many of our commercial finance products and services, including healthcare asset-based loans under our Triumph Healthcare Finance brand, asset-based loans, equipment loans and general factoring products under our Triumph Commercial Finance brand and premium finance loans under our Triumph Premium Finance brand. These specialized commercial finance products and services are offered on a nationwide basis through our Dallas, Texas office, loan production offices (consisting of a loan production office in Portland, Oregon dedicated to healthcare asset-based lending and a loan production office in Kansas City, Missouri dedicated to premium finance lending), and our network of nationwide sales personnel.

•

Advance Business Capital, LLC (d/b/a “Triumph Business Capital”) is a Delaware limited liability company and wholly owned subsidiary of TBK Bank that focuses on providing working capital financing through the purchase of accounts receivable, a product known as factoring. A substantial portion of Triumph Business Capital’s factoring relationships are currently originated with small-to-mid-sized owner-operators, trucking fleets and freight brokers in the transportation industry, with an increasing representation in non-transportation sectors such as energy services, temporary staffing, and government contracting.  Triumph Business Capital operates out of our Coppell, Texas location and our network of nationwide sales personnel.

•

Triumph Insurance Group, Inc. is a Texas corporation and a wholly owned subsidiary of TBK Bank. Triumph Insurance Group was formed to provide insurance brokerage services, primarily focused on the insurance needs of our commercial finance and agriculture lending clients.

•

Triumph Capital Advisors, LLC is a Texas limited liability company and registered investment advisor that provides investment management services for primarily institutional clients, currently focused on the management of collateralized loan obligations.

Lending and Factoring Activities

We offer a broad range of lending and factoring products. Our business lending categories include commercial, commercial real estate, factoring, agriculture, construction and development, and mortgage warehouse facilities. Consumer lending represents a small portion of our overall loan portfolio and is focused primarily on meeting the needs of customers in our retail banking markets.

Our strategy is to maintain a broadly diversified loan portfolio by type and location. Within this general strategy, we focus on growth in the commercial finance areas where we believe we have expertise and market insights, including the asset-based loans and equipment loans we originate under our Triumph Commercial Finance brand, the asset-based healthcare loans we originate under our Triumph Healthcare Finance brand, and the premium finance loans we originate under our Triumph Premium Finance brand as well as our factoring operations.

A substantial portion of our lending is in the areas surrounding our community banking operations in Iowa, Illinois, Colorado and Kansas. We expect that we will continue to focus on the commercial and personal credit needs of businesses and individuals in these markets. We also have a significant amount of lending in Texas, the home of our corporate headquarters and a significant portion of our commercial finance operations. With respect to our commercial finance products, we also seek out customers and maintain loan production offices or sales personnel for such product lines on a nationwide basis.

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

A portion of our commercial loan portfolio consists of specialty commercial finance products including asset-based loans, equipment loans, healthcare asset-based loans, and premium finance loans.  A more detailed description of these product lines is set forth below:

•

Asset-Based Loans. Under our Triumph Commercial Finance brand, we originate asset-based loans to borrowers to support general working capital needs. Our asset-based loan structure involves advances of loan proceeds against a “borrowing base,” which typically consists of accounts receivable, identified readily marketable inventory or other collateral of the borrower. The maximum amount a customer may borrow at any time is fixed as a percentage of the borrowing base outstanding. These loans typically bear interest at a floating rate comprised of LIBOR or the prime rate plus a premium and include certain other transaction fees, such as origination and unused line fees. We target asset-based loan facilities between $1 million and $20 million and originate asset-based loans across a variety of industries.

•

Equipment Loans. We originate equipment loans under our Triumph Commercial Finance brand. Equipment loans are commercial loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, may be used in more than one type of business, and generally has broad resale markets. Core markets include construction, road, transportation, oil and gas, waste, forestry and machine tool. Our equipment loans are typically fully amortizing, fixed rate loans secured by the underlying collateral with a term of three to five years.

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

•

Premium Finance Loans.  We originate premium finance loans under our Triumph Premium Finance brand.  These premium finance loans provide customized premium financing solutions for the acquisition of property and casualty insurance coverage.  In effect, these short term premium finance loans allow insureds to pay their insurance premiums over the life of the underlying policy, instead of paying the entire premium at the outset.

Commercial Real Estate Loans. We originate real estate loans to finance commercial property that is owner-occupied as well as commercial property owned by real estate investors. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as office buildings, warehouses, production facilities, hotels and mixed-use residential/commercial and multifamily properties.  We originate these loans both in our community banking markets and on a nationwide basis.

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

Our non-transportation factoring business targets small businesses with annual sales between $1 million and $50 million in industries such as manufacturing, distribution, and staffing.

Agriculture Loans. We originate a variety of loans to borrowers in the agriculture industry, including (i) real estate loans secured by farmland, (ii) equipment financing for specific agriculture equipment, including irrigation systems, (iii) crop input loans primarily focused on corn, wheat and soybeans, and (iv) loans secured by cattle and other livestock.  We originate these loans primarily in the areas surrounding our community banking markets in Iowa, Illinois, Colorado and Kansas.

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

Residential Real Estate Loans. We historically offered first and second mortgage loans to our individual customers primarily for the purchase of primary and secondary residences. However, we made the decision to exit the residential mortgage production business in the fourth quarter of 2015 as the operational and compliance risk associated with the business outweighed the amount of profitability generated.

Consumer Loans. We also originate personal loans for our retail banking customers. These loans originate exclusively out of our community banking operations in Iowa, Illinois, Colorado and Kansas.

Other Products and Services

Asset Management Services. Triumph Capital Advisors is a registered investment adviser that provides fee-based asset management services primarily for institutional clients, currently focused on the management of collateralized loan obligation (“CLO”) vehicles.

In general, a CLO is an investment fund whose assets are comprised primarily of senior secured corporate loans. These senior secured corporate loans are generally large, broadly syndicated financing transactions arranged by a lead agent bank and then assigned to numerous additional lenders. Such loans are typically rated below investment grade and are sometimes referred to as “leveraged loans.” The total size of such loan facilities typically range from $200 million to $2 billion, though certain individual facilities can be several times larger. CLOs acquire assignments in these senior secured corporate loans generally ranging from $1 million to $5 million. We do not originate or syndicate any of the senior secured corporate loans acquired by our CLO clients, nor do we acquire any of the loan assignments on the balance sheet of our bank and then transfer them to our CLO clients. All such loan assignments are acquired directly by the CLO issuers under the direction of the CLO asset manager.

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

In addition to providing asset management services to CLO issuers following the consummation of their CLO securities offerings (at which point we begin to earn the asset management fees described above), we have also historically acted as asset manager to CLO issuers during their “warehouse” phase. During its “warehouse” phase, a prospective CLO issuer begins to acquire loan assets in anticipation of a future CLO securities offering. These assets are generally acquired with the proceeds of a credit facility (often provided by an affiliate of the placement agent for the CLO securities offering) as well as equity invested in the prospective CLO issuer during this period. Upon the consummation of a CLO securities offering, the warehouse credit facility is repaid and terminated and the warehouse equity is redeemed. We have from time to time invested in the equity of CLO issuers during their warehouse phase. We make these investments primarily to facilitate the successful consummation of the CLO securities offerings and the corresponding generation of asset management fees for us that commence following the completion of these offerings.

In connection with the effectiveness of the U.S. risk retention requirements applicable to managers of CLO transactions (which, generally, require the manager of a CLO transaction originated on or after the effective date of such rule (December 24, 2016) to hold five percent of the credit risk of the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO), Triumph Capital Advisors has also begun entering into transactions whereby it earns fee income through the provision of middle and back office services to other CLO managers formed to manage new CLOs and to hold the risk retention interests in such CLOs.  In 2015 a new asset manager, Trinitas Capital Management, LLC (“Trinitas”), was formed for this purpose.   Trinitas is an independent entity governed by a board of managers elected by its members, a majority of whom are independent of Triumph Capital Advisors or the Company. Certain of our officers and other Triumph Capital Advisors personnel also serve as officers or managers of Trinitas.   Trinitas has issued new CLOs and holds the risk retention interests in such CLOs.  Triumph Capital Advisors provides middle and back office services for CLOs managed by Trinitas for a fee agreed upon between Trinitas and Triumph Capital Advisors for each transaction.  The Company does not hold any membership interests in Trinitas.

Additional Products and Services. We offer a full range of commercial and retail banking services to our customers, including checking and savings accounts, debit cards, electronic banking, and trust services. These products both augment our revenue and help us expand our core deposit network. We also seek to make these additional banking products and services (many of which are not offered by non-bank lenders) to our commercial finance clients in order to improve acquisition and retention of these clients.  Through Triumph Insurance Group, an insurance brokerage agency focused on meeting the insurance needs of our commercial clients, particularly our factoring clients in the transportation industry and our equipment lending clients, as well as our agriculture lending clients, we provide insurance brokerage services. We believe these ancillary product offerings have the ability to diversify our revenue and increase customer acquisition and retention for our primary product lines.

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

Underwriting

In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process including the following:

•	understanding of the customer’s financial condition and ability to repay the loan;
•	verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•	observing appropriate loan to value guidelines for collateral secured loans;
•	maintaining our targeted levels of diversification for the loan portfolio, including industry, collateral, geography, and product type; and
•	ensuring that each loan is properly documented with perfected liens on collateral.

Our non-owner occupied commercial real estate loans are generally secured by income producing property with adequate margins, supported by a history of profitable operations and cash flows and proven operating stability in the case of commercial loans. Our commercial real estate loans and commercial loans are often supported by personal guarantees from the principals of the borrower.

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

Ongoing Credit Risk Management

We also perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third party professional firm perform regular loan reviews to confirm loan classification. We strive to identify potential problem loans early in an effort to seek resolution of these situations before the loans create a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio.  In general, whenever a particular loan or overall borrower relationship is downgraded to pass-watch or substandard based on one or more standard loan grading factors, our credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.

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

Marketing

We market our loans and other products and services through a variety of channels. Fundamentally, we focus on a high-touch direct sales model and building long-term relationships with our customers. In our community banking markets, our lending officers actively solicit new and existing businesses in the communities we serve. For our commercial finance product lines, we typically maintain sales personnel across the country with designated regional responsibilities for clients within their territories.  We market our products and services through secondary channels, including e-marketing and search engine optimization, as well as key strategic sourcing relationships. Importantly, while we seek to ensure that the pricing on all of our loans and factoring products is competitive, we also attempt to distinguish ourselves with our clients on criteria other than price, including service, industry knowledge and a more complete value proposition than our competitors. We believe that our suite of complementary commercial finance product options and our other available banking services, including treasury management services and our insurance brokerage initiatives, allow us to offer full-service banking relationships to clients and industries that have historically been served by smaller non-bank commercial finance companies.

Deposits

Deposits are our primary source of funds to support our earning assets. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at our bank subsidiary are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. In addition, required deposit balances associated with our commercial loan arrangements and treasury management relationships maintained by our commercial lending clients provide an additional source of deposits.  In our community banking markets, we have a network of 36 deposit-taking branch offices. We also maintain a branch office in Dallas, Texas, dedicated to deposit generation activities.

Competitors

The bank and non-bank financial services industries in our markets and the surrounding areas are highly competitive. We compete with a wide range of regional and national banks located in our market areas as well as non-bank commercial finance and factoring companies on a nationwide basis. We experience competition in both lending and attracting funds from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. Many of these competitors have more assets, capital and lending limits, and resources than we do and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.

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

Rules on Regulatory Capital

Regulatory capital rules pursuant to the Basel III requirements, released in July 2013, implemented higher minimum capital requirements for bank holding companies and banks effective on January 1, 2015. The rules include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The capital rules require banks and bank holding companies to maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a total Tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%. Bank holding companies are also required to hold a capital conservation buffer of CET1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments. Under the rules, bank holding companies must maintain a total risk-based capital ratio of 10% and a total Tier 1 risk-based capital ratio of 6% to be considered “well capitalized” for purposes of certain rules and requirements.

The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5%. The capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.  This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.

The regulatory capital rules attempt to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments, such as trust preferred securities, in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the rules require that most regulatory capital deductions be made from common equity Tier 1 capital.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of its subsidiary bank are in excess of the levels established for “well-capitalized” institutions under the rules.

The regulatory capital rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affects the calculation of risk based ratios. Under the rules, higher or more sensitive risk weights are assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act, (ii) greater recognition of collateral and guarantees and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks were also able to elect on a one time basis in their March 31, 2015 quarterly filings to opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the rules, we elected to make the one-time permanent election to continue to exclude AOCI from capital.

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

As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2016, the Company’s subsidiary bank exceeded the capital levels required to be deemed “well capitalized.”

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

Restrictions on Transactions with Affiliates

Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate and requires certain levels of collateral for such loans. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company. Section 23B of the Federal Reserve Act requires that certain transactions between the Company’s subsidiary bank and its affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between the bank and its affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

Capital Adequacy

In addition to the capital rules applicable to both banks and bank holding companies discussed above, under the prompt corrective action regulations, the federal bank regulators are required and authorized to take supervisory actions against undercapitalized banks. For this purpose a bank is placed in one of the following five categories based on the bank’s capital:

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

The Patriot Act, International Money Laundering Abatement and Financial Anti-Terrorism Act and Bank Secrecy Act

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The Patriot Act and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act and expanded the extra-territorial jurisdiction of the United States. The U.S. Treasury has issued a number of implementing regulations which apply various requirements of the Patriot Act to financial institutions such as TBK Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.

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

Employees

As of December 31, 2016, we had 704.5 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement.

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

ITEM 1A. RISK FACTORS.

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

•	using inaccurate estimates and judgments to evaluate credit, operations, management, tax and market risks with respect to the target institution or assets;
•	exposure to potential asset quality issues of the target company;
•	intense competition from other banking organizations and other acquirers for acquisitions;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;
•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence and other projected benefits of the acquisition;
•	the time and expense required to integrate the operations and personnel of the combined businesses;
•	experiencing higher operating expenses relative to operating income from the new operations;
•	creating an adverse short term effect on our results of operations;
•	losing key employees and customers;
•	significant problems relating to the conversion of the financial and customer data of the entity;
•	integration of acquired customers into our financial and customer product systems;
•	potential changes in banking or tax laws or regulations that may affect the target company; or
•	risks of impairment to goodwill or other than temporary impairment of investment securities.

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

The majority of our banking assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest earning assets, such as loans and investment securities, and interest paid by us on our interest bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international disorder and instability in domestic and foreign financial markets.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. If short term interest rates continue to remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations.

Our limited operating history as an integrated company and our recent acquisitions may make it difficult for investors to evaluate our business, financial condition and results of operations and also impairs our ability to accurately forecast our future performance.

Our limited operating history as an integrated company may not provide an adequate basis for investors to evaluate our business, financial condition and results of operations. We have launched various new product lines over the past few years, and we acquired Triumph Community Bank, N.A., a wholly owned subsidiary of National Bancshares, Inc., which represented a significant portion of our total operations, on October 15, 2013.  In addition, in October 2015, we completed the merger of our subsidiary banks, Triumph Savings Bank, SSB and Triumph Community Bank, N.A., into a single bank. Finally, on August 1, 2016, we completed our acquisition of ColoEast Bankshares, Inc. and its wholly owned subsidiary bank Colorado East Bank & Trust, which was merged into TBK Bank at closing. Our future operating results depend upon a number of factors, including our ability to manage our growth, retain our customer base and successfully identify and respond to emerging trends in our primary product lines and markets. It may also be difficult for us to evaluate trends that may affect our business and to determine whether our expansion may be profitable. Thus, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

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

Factoring for small-to-mid-sized trucking businesses constituted approximately 77% of our total factoring portfolio as of December 31, 2016, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. Given the concentration of our factoring business in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our factoring revenues, as the revenues we earn from purchasing transportation invoices are directly correlated with the amount of transportation activity generated by our factoring clients (i.e., the volume of transportation invoices they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Increased costs associated with operating a trucking business, such as may be caused by increases in the prices of oil and diesel fuel, may cause a diminished demand for trucking services as our clients pass those costs along to their customers. Conversely, decreases in the price of diesel fuel may cause the size of our factoring portfolio to decrease, as the price of diesel fuel typically directly correlates with the size of the invoices we purchase from our factoring clients. Additionally, the factoring industry may not continue its historical growth and we may face increased competition. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share. Any of such events could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

Additional regulations and rule making impacting the transportation industry may have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our primary transportation factoring clients and adversely affect our factoring business.

Our primary transportation factoring clients are small-to-mid-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses associated with owning or operating a trucking fleet. These regulations include rule making proposed by the Federal Motor Carrier Safety Administration of the United States Department of Transportation (“FMCSA”) under the Compliance, Safety, Accountability (“CSA”) initiative, maximum hours of service limitations imposed the FMCSA, electronic log requirements, and regulations proposed by the federal Food and Drug Administration (“FDA”) requiring increased labeling and monitoring by carriers of any commodity transported that is regulated by the FDA. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our client base and may force some or all of these businesses out of the market. Such an occurrence could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

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

A significant portion of our loan portfolio consists of commercial finance products. Some of these commercial finance products, particularly asset-based loans and our factored receivables, arise out of relationships with clients who lack the operating history, cash flows or balance sheet necessary to qualify for other financing options. We attempt to control for the additional credit risk in these relationships through credit management processes employed in connection with these transactions. However, if such controls are ineffective in controlling this additional risk or if we fail to follow the procedures we have established for managing this additional risk, we could be exposed to additional losses with respect to such product lines that could have an adverse effect on our business, financial condition and results of operations.

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

Our agriculture loans may expose us to risk of credit defaults due to changes in commodity prices.

Our agriculture loans generally consist of (i) real estate loans secured by farmland, (ii) equipment financing for specific agriculture equipment, including irrigation systems, (iii) crop input loans primarily focused on corn, wheat and soybeans, and (iv) loans secured by cattle and other livestock.  Decreases in commodity prices, such as currently impacting the agriculture industry, may negatively affect both the cash flows of the borrowers and the value of the collateral supporting such loans.  Although we attempt to account for the possibility of such commodity price fluctuations in underwriting, structuring and monitoring our agriculture loans, there is no guarantee that efforts will be successful and we may experience increased delinquencies or defaults in this portfolio or be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

Lack of seasoning in portions of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past several years, certain portions of our loan portfolio, such as the asset- based loans and equipment loans originated under our Triumph Commercial Finance brand, are of relatively recent origin. Loans may not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because such portions of our portfolio are relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

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

While we attempt to monitor the concentration of our loan portfolio by borrower, geography and industry, we nonetheless may have concentrations in these areas that increase the risk to our loan portfolio resulting from adverse changes impacting such borrowers, geographies or industries.   For example, we have made a significant number of large loans to a small number of borrowers, resulting in a concentration of large loans to these borrowers.  Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death.   In addition, a large portion of our loans are made in our community banking markets of Iowa, Illinois, Colorado, Kansas and in Texas, the home of our corporate headquarters and the majority of our commercial finance operations.   We also have lending concentrations in industries such as transportation, construction and energy services.  As a result, the performance of our portfolio could be adversely impacted by economic or market conditions affecting these geographies or industries, such as the impact of falling oil prices on the energy services industry specifically or the Texas economy more generally, all of which could have an adverse effect on our business, financial condition and results of operations.

The amount of our nonperforming assets may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.

At December 31, 2016, we had a total of approximately $52.2 million of nonperforming assets or approximately 1.98% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.

At December 31, 2016, the amount of OREO we held totaled $6.1 million. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate, likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.

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

ALLL is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. The provision for loan losses is charged against earnings in order to maintain our ALLL and reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet date.

As of December 31, 2016, our ALLL as a percentage of total loans was 0.76% and as a percentage of total nonperforming loans was 34.0%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ALLL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ALLL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2016, approximately $553.6 million, or 27.5%, of our deposits consisted of interest bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

Historically, our loan portfolio has grown at a faster rate than our ability to organically grow transactional deposits in our community banking markets.  We have offset this trend in part through acquiring additional banks with excess liquidity.  If we are unable to find suitable acquisition targets meeting this profile in the future, or are unable to successfully consummate acquisitions of such targets, we will likely be required to rely on higher cost sources of funding, such as certificates of deposit, to fund continued loan growth, which could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2016, the fair value of our investment securities portfolio was approximately $305.9 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2016, we had goodwill of $28.8 million, representing approximately 10% of total equity.

In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2016 all but $0.2 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2016, net deferred tax assets were approximately $18.8 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

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

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in Item 7 of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

While we do not currently engage in derivative or hedging activity, we may in the future manage interest rate risk by, among other things, utilizing derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. To the extent we engage in derivative transactions, we will be exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expect when we enter into the derivative transaction. The existence of credit and market risk associated with any derivative instruments we enter into could adversely affect our net interest income and, therefore, could have an adverse effect on our business, financial condition and results of operations.

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

Among the sectors particularly challenged by a downturn in the global credit markets are the CLO and leveraged finance markets. CLOs are subject to credit, liquidity, interest rate and other risks. In 2008 and through early 2009, liquidity in the credit markets was significantly reduced, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. Although the credit markets in general and the leveraged loan market in particular have improved since the second half of 2009, they have not returned to pre-2008 levels. We have exposure to these markets because we act as asset manager to CLOs as part of our asset management business and we provide staffing and services to other asset managers who manage CLOs. We believe that investment performance is one of the most important factors for the maintenance and growth of our assets being managed. Poor investment performance by the CLOs we manage or those managed by other asset managers for whom we provide staffing and services, either on an absolute or relative basis, could impair our revenues and growth because: (1) our ability to earn fees from new CLOs (whether managed by us or other asset managers for whom we provide staffing and services) might diminish; and (2) negative absolute investment performance will directly reduce our managed assets. In addition, losses incurred by investors in CLOs managed by us or other asset managers for whom we provide staffing and services in such event could expose us to reputational risk.

We may directly invest in the CLOs we manage, and we may invest in warehouse financing structures in connection with the formation of additional CLOs, which may expose us to losses in connection with such investments.

From time to time, we may invest in the subordinated notes, preference shares or other debt securities of the CLOs we manage or for which we provide staffing and services to other asset managers. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of the CLOs we manage or for which we provide staffing and services to other asset managers could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral.  As of December 31, 2016, we had investments with a carrying amount of $3.4 million in two CLOs managed by Trinitas, an asset manager for which we provide staffing and services.

In addition, in connection with issuance of additional CLOs, we or other asset managers for whom we provide or anticipate providing staffing and services, may enter into warehouse arrangements with warehouse providers such as banks or other financial institutions pursuant to which the warehouse provider will finance the purchase of investments that will ultimately be included in a CLO or other investment product. In connection with such warehouse arrangements, the warehouse provider will require an investor or investors to make an equity investment that will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but which will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the investors in such CLO warehouse equity would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all. We have from time to time, and may in the future, make all or a part of a CLO warehouse’s equity investment. We make these investments on a case-by-case basis.  At December 31, 2016, we held investments in active CLO warehouses totaling $21.2 million.

We may lose investment advisory income from the CLOs we manage or for which we provide staffing and services as a result of the triggering of certain structural protections built into such CLOs.

The CLOs managed by us or for which we generate income from providing staffing and services generally contain structural provisions that could lead to a default under the indenture for a particular CLO or other rights of the investors in such CLO to remove or replace us as asset manager. These provisions include, but are not limited to, (a) over-collateralization tests and/or market value triggers that are meant to protect investors from a deterioration in the credit quality of the underlying collateral pool, (b) key man events that are triggered when certain of our key investment or management personnel were to leave the Company, and (c) certain breaches of our asset management agreements that would constitute “cause” under such management contracts. The occurrence of such events could have negative consequences for us, including (x) the acceleration of the CLO’s obligation to repay the notes issued by the CLO and, ultimately, liquidation of the underlying collateral or (y) removal or replacement of the asset manager for the CLO. In such event, we will lose investment advisory fees, which could have an adverse effect on our business, financial condition and results of operations.

Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause the decline in and deferral of investment advisory income and the reduction of assets being managed.

Under the investment management agreements for CLOs, payment of the asset manager’s investment advisory fees is generally subject to a “waterfall” structure. Pursuant to these “waterfalls,” all or a portion of an asset manager’s fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred. Deferrals could occur if the issuers of the collateral underlying the CLOs default on or defer payments of principal or interest relating to such collateral. During such periods and pursuant to the waterfalls, the CLOs may be required to repay certain of these liabilities, which repayment permanently reduces our asset management business’s assets under management and related investment advisory fees pursuant to which our asset management business can recoup deferred subordinated fees. If similar defaults and delinquencies resume, our asset management business could experience additional declines in and deferrals of its investment advisory fees and declines in payments to us for providing staffing and services to other CLO managers.

Additionally, all or a portion of our asset management business’s investment advisory fees from the CLOs that it manages or from providing staffing and services to other CLO managers may be deferred if such CLOs fail to satisfy certain “over-collateralization” tests. Pursuant to the “waterfall” structure discussed above, such failures generally require cash flows to be diverted to prepay certain of the CLO’s liabilities resulting in similar permanent reductions in assets under management and investment advisory fees in respect of such CLOs. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, these assets are required to be carried at their market values for purposes of the over-collateralization tests.

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

Risk retention requirements implemented under the Dodd-Frank Act may impact our ability to continue to generate income from CLOs, expose us to additional regulatory risks, or limit the revenues we are able to generate from our asset management business.

Due to the risk retention requirements implemented under Section 941 of the Dodd-Frank Act, which became effective in December 2016, we do not anticipate acting as asset manager to any newly issued CLOs due to the capital requirements and accounting and capital ratio constraints associated with holding the risk retention interests in such CLOs.

Consequently, Triumph Capital Advisors has begun entering into transactions whereby it earns fee income through the provision of middle and back office services to other CLO managers formed to manage new CLOs and to hold the risk retention interests in such CLOs, including Trinitas Capital Management, LLC.   Trinitas is an independent entity governed by a board of managers elected by its members, a majority of whom are independent of Triumph Capital Advisors or the Company. Certain of our officers and other Triumph Capital Advisors personnel also serve as officers or managers of Trinitas.   Trinitas has issued new CLOs and holds the risk retention interests in such CLOs.  Triumph Capital Advisors provides middle and back office services for CLOs managed by Trinitas for a fee agreed upon between Trinitas and Triumph Capital Advisors for each transaction.  In the event, as a result of its relationships with Trinitas, Triumph Capital Advisors were deemed to be the underlying sponsor of any CLO transactions managed by Trinitas and originated after the effective date of the final risk retention rule, we could be deemed to be in violation of the risk retention rules as we would not hold the required risk retention interests in such CLOs.  In addition, the fact that certain of our officers and other Triumph Capital Advisors personnel also act as officers or managers of Trinitas may create conflicts of interest.  There is no guarantee that Trinitas will be successful in issuing new CLOs, or if successful, that it will select Triumph Capital Advisors to provide staffing and services for such CLOs, either of which occurrences may negatively impact the revenues that Triumph Capital Advisors is able to generate and may adversely affect our business, financial condition, or results of operations.

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

As a financial holding company, we are subject to federal supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. There are laws and regulations which restrict transactions between us and our subsidiaries. These requirements may constrain our operations and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition, results of operations and future prospects. Also, the burden imposed by those federal and state regulations may place banks in general and we in particular, at a competitive disadvantage compared to less regulated competitors.

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

New proposals for legislation may be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

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

The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2016, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

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

TCC is a Texas limited liability company that served as the original investment vehicle for the Company’s operations. As of December 31, 2016, TCC owned 805,000 shares of our common stock and a warrant to purchase an additional 259,067 shares of the Company’s common stock at a price of $11.58 per share. In connection with the formation and funding of TCC, TLCM Investments, LLC (“TLCM”) was granted a profits interest. TCC’s operating agreement currently gives effect to such profits interest by providing for the grant to TLCM of periodic distributions of our common stock from TCC based on the market price of our common stock on a quarterly basis for a three year period following the consummation of our initial public offering in November 2014. The higher the trading price of our common stock during this period, the more shares TCC will distribute to TLCM, up to 805,000 of the total remaining shares at December 31, 2016.   The ultimate beneficial owners of TLCM include certain of our directors and executive officers including our Chief Executive Officer, Aaron P. Graft, our chairman, Carlos Sepulveda, Jr., Charles A. Anderson, Justin N. Trail, C. Todd Sparks, and Adam D. Nelson.  Accordingly, certain members of our board of directors and management may be incentivized to produce a higher price for our shares of common stock than they otherwise would be and may be prone to take risks that they otherwise would not in an effort to support a higher stock price. If the Company incurs additional risk or unduly focuses on the price of our common shares, it may have an adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.

As of December 31, 2016, TBK Bank operates ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, seven other branches throughout central and northwestern Illinois, one branch in northeastern Illinois, sixteen branches located throughout eastern Colorado, two branches in far western Kansas, and loan production offices in Portland, Oregon, Kansas City, Missouri, and Colorado Springs, Colorado. TBK Bank also operates from our corporate office facility in Dallas, Texas which includes an additional branch office limited to deposit gathering activities. We lease nine of these offices and own the remaining thirty-one. Our owned offices are freestanding permanent facilities and the leased offices are part of larger retail facilities. Most of TBK Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities.

Triumph Business Capital operates from a leased facility within a larger business park located in Coppell, Texas.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TBK.” The following table presents the high and low intra-day sales prices of our common stock for the periods indicated:

	2016
Sales Price Per Share	High	Low
Fourth quarter	$27.50	$18.36
Third quarter	$19.90	$15.51
Second quarter	$17.00	$14.40
First quarter	$16.72	$12.63

	2015
Sales Price Per Share	High	Low
Fourth quarter	$18.52	$16.14
Third quarter	$17.09	$12.41
Second quarter	$14.10	$12.26
First quarter	$13.94	$11.93

At February 14, 2017, there were 18,083,294 shares outstanding and 358 shareholders of record for the Company’s common stock.

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

Securities authorized for issuance under equity compensation plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on November 7, 2014 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Select Market) through December 31, 2016, with the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes an initial investment of $100 in the Company’s common stock, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

	November 7, 2014	December 31, 2014	June 30, 2015	December 31, 2015	June 30, 2016	December 31, 2016
Triumph Bancorp, Inc.	$100.00	$106.27	$103.14	$129.41	$125.49	$205.10
Nasdaq Global Select Market Index	100.00	102.17	107.45	108.41	105.07	116.64
Nasdaq Bank Index	100.00	101.16	108.98	107.86	103.36	145.64

Recent sales of unregistered equity securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the year ended December 31, 2016.  There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Our historical consolidated financial data as of and for each of the years in the five year period ended December 31, 2016 is derived from our audited historical consolidated financial statements. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Income Statement Data:
Interest income	$124,492	$98,760	$87,230	$42,630	$26,952
Interest expense	12,134	8,109	6,770	3,947	3,715
Net interest income	112,358	90,651	80,460	38,683	23,237
Provision for loan losses	6,693	4,529	5,858	3,412	1,739
Net interest income after provision	105,665	86,122	74,602	35,271	21,498
Gain on branch sale	—	—	12,619	—	—
Bargain purchase gain	—	15,117	—	9,014	—
Other noninterest income	20,956	18,180	12,148	3,999	2,661
Noninterest income	20,956	33,297	24,767	13,013	2,661
Noninterest expense	93,112	81,865	69,202	32,724	18,479
Net income before income taxes	33,509	37,554	30,167	15,560	5,680
Income tax expense (benefit)	12,809	8,421	10,378	2,133	(5,394)
Net income	20,700	29,133	19,789	13,427	11,074
Income attributable to noncontrolling interests	—	—	(2,060)	(867)	(993)
Dividends on preferred stock	(887)	(780)	(780)	(721)	—
Net income available to common stockholders	$19,813	$28,353	$16,949	$11,839	$10,081

Balance Sheet Data:
Total assets	$2,641,067	$1,691,313	$1,447,898	$1,288,239	$301,462
Cash and cash equivalents	114,514	105,277	160,888	85,797	15,784
Investment securities	304,381	163,169	162,769	185,397	43,645
Loans held for sale	—	1,341	3,288	5,393	—
Loans held for investment, net	2,012,219	1,279,318	997,035	877,454	209,323
Total liabilities	2,351,722	1,423,275	1,210,389	1,127,642	237,988
Noninterest bearing deposits	363,351	168,264	179,848	150,238	10,323
Interest bearing deposits	1,652,434	1,080,686	985,381	894,616	215,376
FHLB advances	230,000	130,000	3,000	21,000	10,500
Senior secured note	—	—	—	12,573	—
Junior subordinated debentures	32,740	24,687	24,423	24,171	—
Subordinated notes	48,734	—	—	—	—
Noncontrolling interests	—	—	—	26,997	6,962
Total stockholders’ equity	289,345	268,038	237,509	133,600	56,512
Preferred stockholders' equity	9,746	9,746	9,746	9,746	5,000
Common stockholders' equity (1)	279,599	258,292	227,763	123,854	51,512

	As of and for the years ended December 31,
	2016	2015	2014	2013	2012
Per Share Data:
Basic earnings per common share	$1.11	$1.60	$1.55	$1.40	$2.24
Diluted earnings per common share	$1.10	$1.57	$1.52	$1.39	$2.24
Book value per share	$15.47	$14.34	$12.68	$12.60	$11.23
Tangible book value per share (1)	$12.89	$12.79	$11.06	$9.70	$8.17
Shares outstanding end of period	18,078,247	18,018,200	17,963,783	9,832,585	4,586,356
Weighted average shares outstanding - basic	17,856,828	17,720,479	10,940,083	8,481,137	4,502,595
Weighted average shares outstanding - diluted	18,053,531	18,524,889	11,672,780	8,629,611	4,502,595

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$1.17	$0.80	$0.82	$0.51	$2.25
Adjusted weighted average shares outstanding - diluted	18,729,882	17,848,538	10,996,429	8,486,254	4,502,595

Performance ratios:
Return on average assets	1.00%	1.89%	1.46%	2.40%	3.82%
Return on average total equity	7.33%	11.31%	10.87%	12.13%	20.31%
Return on average common equity (1)	7.29%	11.44%	11.61%	11.98%	23.02%
Return on average tangible common equity (1)	8.37%	12.98%	14.51%	14.50%	33.17%
Yield on loans	7.71%	8.62%	8.90%	10.90%	12.99%
Adjusted yield on loans (1)	7.23%	8.20%	7.96%	9.69%	11.15%
Cost of interest bearing deposits	0.70%	0.67%	0.54%	0.92%	1.57%
Cost of total deposits	0.59%	0.58%	0.46%	0.84%	1.51%
Cost of total funds	0.68%	0.64%	0.58%	0.89%	1.60%
Net interest margin	5.91%	6.49%	6.67%	7.77%	8.93%
Adjusted net interest margin (1)	5.52%	6.16%	5.93%	6.85%	7.53%
Efficiency ratio	69.84%	66.05%	65.77%	63.30%	71.35%
Adjusted efficiency ratio (1)	68.63%	73.59%	74.73%	73.11%	71.15%
Net noninterest expense to average assets	3.47%	3.16%	3.28%	3.53%	5.45%
Adjusted net noninterest expense to average total assets (1)	3.39%	4.03%	4.22%	4.87%	5.43%

Asset Quality ratios(2):
Past due to total loans	3.61%	2.41%	2.57%	2.78%	6.81%
Nonperforming loans to total loans	2.23%	1.03%	1.66%	1.41%	4.77%
Nonperforming assets to total assets	1.98%	1.10%	1.73%	2.03%	4.92%
ALLL to nonperforming loans	34.00%	94.10%	53.02%	29.41%	19.12%
ALLL to total loans	0.76%	0.97%	0.88%	0.41%	0.91%
Net charge-offs to average loans	0.25%	0.07%	0.07%	0.45%	0.12%

Capital ratios:
Tier 1 capital to average assets	10.85%	16.56%	15.92%	12.87%	16.15%
Tier 1 capital to risk-weighted assets	11.85%	18.23%	19.56%	14.11%	19.77%
Common equity Tier 1 capital to risk-weighted assets	10.18%	16.23%	N/A	N/A	N/A
Total capital to risk-weighted assets	14.60%	19.11%	20.35%	14.47%	20.62%
Total equity to total assets	10.96%	15.85%	16.40%	12.47%	21.06%
Total stockholders' equity to total assets	10.96%	15.85%	16.40%	10.37%	18.75%
Tangible common stockholders' equity ratio (1)	8.98%	13.85%	14.00%	7.57%	13.04%

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
•

“Adjusted diluted earnings per common share” is defined as adjusted net income available to common stockholders divided by adjusted weighted average diluted common shares outstanding.  Excluded from net income available to common stockholders are material gains and expenses related to merger and acquisition-related activities, net of tax. In our judgment, the adjustments made to net income available to common stockholders allow management and investors to better assess our performance in relation to our core net income by removing the volatility associated with certain acquisition-related items and other discrete items that are unrelated to our core business.  Weighted average diluted common shares outstanding are adjusted as a result of changes in their dilutive properties given the gain and expense adjustments described herein.

•	“Tangible common stockholders’ equity” is defined as common stockholders’ equity less goodwill and other intangible assets.
•	“Total tangible assets” is defined as total assets less goodwill and other intangible assets.
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
•

“Adjusted efficiency ratio” is defined as noninterest expenses divided by our operating revenue, which is equal to net interest income plus noninterest income. Also excluded are material gains and expenses related to merger and acquisition-related activities, including divestitures. In our judgment, the adjustments made to operating revenue allow management and investors to better assess our performance in relation to our core operating revenue by removing the volatility associated with certain acquisition-related items and other discrete items that are unrelated to our core business.

•

“Adjusted net noninterest expense to average total assets” is defined as noninterest expenses net of noninterest income divided by total average assets. Excluded are material gains and expenses related to merger and acquisition-related activities, including divestitures.  This metric is used by our management to better assess our operating efficiency.

•

“Adjusted yield on loans” is defined as our yield on loans after excluding loan accretion from our acquired loan portfolio.  Our management uses this metric to better assess the impact of purchase accounting on our yield on loans, as the effect of loan discount accretion is expected to decrease as the acquired loans roll off of our balance sheet.

•

“Adjusted net interest margin” is defined as net interest margin after excluding loan accretion from the acquired loan portfolio.  Our management uses this metric to better assess the impact of purchase accounting on net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off of our balance sheet.

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

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Total stockholders' equity	$289,345	$268,038	$237,509	$133,600	$56,512
Preferred stock liquidation preference	(9,746)	(9,746)	(9,746)	(9,746)	(5,000)
Total common stockholders' equity	279,599	258,292	227,763	123,854	51,512
Goodwill and other intangibles	(46,531)	(27,854)	(29,057)	(28,518)	(14,047)
Tangible common stockholders' equity	$233,068	$230,438	$198,706	$95,336	$37,465
Common shares outstanding	18,078,247	18,018,200	17,963,783	9,832,585	4,586,356
Tangible book value per share	$12.89	$12.79	$11.06	$9.70	$8.17

Total assets at end of period	$2,641,067	$1,691,313	$1,447,898	$1,288,239	$301,462
Goodwill and other intangibles	(46,531)	(27,854)	(29,057)	(28,518)	(14,047)
Adjusted total assets at period end	2,594,536	1,663,459	1,418,841	1,259,721	287,415
Tangible common stockholders' equity ratio	8.98%	13.85%	14.00%	7.57%	13.04%

Net income available to common stockholders	$19,813	$28,353	$16,949	$11,839	$10,081
Gain on branch sale	—	—	(12,619)	—	—
Bargain purchase gain	—	(15,117)	—	(9,014)	—
Merger and acquisition expenses	1,618	243	—	1,521	52
Incremental bonus related to acquisition	—	1,750	—	—	—
Escrow recovery from DHF	—	(300)	—	—	—
Tax effect of acquisition related transactions	(251)	(592)	4,727	—	—
Adjusted net income available to common stockholders	$21,180	$14,337	$9,057	$4,346	$10,133
Dilutive effect of convertible preferred stock	783	—	—	—	—
Adjusted net income available to common stockholders - diluted	$21,963	$14,337	$9,057	$4,346	$10,133

Weighted average shares outstanding - diluted	18,053,531	18,524,889	11,672,780	8,629,611	4,502,595
Adjusted effects of assumed Preferred Stock conversion	(676,351)	676,351	676,351	143,357	—
Adjusted weighted average shares outstanding - diluted	18,729,882	17,848,538	10,996,429	8,486,254	4,502,595
Adjusted diluted earnings per common share	$1.17	$0.80	$0.82	$0.51	$2.25

Net income available to common stockholders	$19,813	$28,353	$16,949	$11,839	$10,081
Average tangible common equity	236,660	218,392	116,817	81,636	30,393
Return on average tangible common equity	8.37%	12.98%	14.51%	14.50%	33.17%

Reported yield on loans	7.71%	8.62%	8.90%	10.90%	12.99%
Effect of accretion income on acquired loans	(0.48%)	(0.42%)	(0.94%)	(1.21%)	(1.84%)
Adjusted yield on loans	7.23%	8.20%	7.96%	9.69%	11.15%

Reported net interest margin	5.91%	6.49%	6.67%	7.77%	8.93%
Effect of accretion income on acquired loans	(0.39%)	(0.33%)	(0.74%)	(0.92%)	(1.40%)
Adjusted net interest margin	5.52%	6.16%	5.93%	6.85%	7.53%

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012
Adjusted efficiency ratio:
Net interest income	$112,358	$90,651	$80,460	$38,683	$23,237
Noninterest income	20,956	33,297	24,767	13,013	2,661
Operating revenue	133,314	123,948	105,227	51,696	25,898
Gain on branch sale	—	—	(12,619)	—	—
Bargain purchase gain	—	(15,117)	—	(9,014)	—
Escrow recovery from DHF	—	(300)	—	—	—
Adjusted operating revenue	$133,314	$108,531	$92,608	$42,682	$25,898

Noninterest expenses	$93,112	$81,865	$69,202	$32,724	$18,479
Acquisition related expenses	(1,618)	(243)	—	(1,521)	(52)
Incremental bonus related to acquisition	—	(1,750)	—	—	—
Adjusted noninterest expenses	$91,494	$79,872	$69,202	$31,203	$18,427
Adjusted efficiency ratio	68.63%	73.59%	74.73%	73.11%	71.15%

Adjusted net noninterest expense to average assets ratio:
Noninterest expenses	$93,112	$81,865	$69,202	$32,724	$18,479
Acquisition related expenses	(1,618)	(243)	—	(1,521)	(52)
Incremental bonus related to acquisition	—	(1,750)	—	—	—
Adjusted noninterest expense	91,494	79,872	69,202	31,203	18,427
Noninterest income	20,956	33,297	24,767	13,013	2,661
Gain on branch sale	—	—	(12,619)	—	—
Bargain purchase gain	—	(15,117)	—	(9,014)	—
Escrow recovery from DHF	—	(300)	—	—	—
Adjusted noninterest income	20,956	17,880	12,148	3,999	2,661
Adjusted net noninterest expenses	$70,538	$61,992	$57,054	$27,204	$15,766
Average total Assets	$2,079,756	$1,537,856	$1,353,421	$558,946	$290,209
Adjusted net noninterest expense to average assets ratio	3.39%	4.03%	4.22%	4.87%	5.43%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Note Regarding Forward-Looking Statements

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	our limited operating history as an integrated company and our recent acquisitions;
•	business and economic conditions generally and in the bank and non-bank financial services industries, nationally and within our local market areas;
•	our ability to mitigate our risk exposures;
•	our ability to maintain our historical earnings trends;
•	risks related to the integration of acquired businesses and any future acquisitions;

•	changes in management personnel;
•	interest rate risk;
•	concentration of our factoring services in the transportation industry;
•	credit risk associated with our loan portfolio;
•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	time and effort necessary to resolve nonperforming assets;
•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	lack of liquidity;
•	fluctuations in the fair value and liquidity of the securities we hold for sale;
•	impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•	risks related to our acting as the asset manager for one or more CLOs;
•	our risk management strategies;
•	environmental liability associated with our lending activities;
•	increased competition in the bank and non-bank financial services industries, nationally, regionally or locally, which may adversely affect pricing and terms;
•	the accuracy of our financial statements and related disclosures;
•	material weaknesses in our internal control over financial reporting;
•	system failures or failures to prevent breaches of our network security;
•	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;
•	changes in carry-forwards of net operating losses;
•	changes in federal tax law or policy;
•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, such as the Dodd-Frank Act and their application by our regulators;

•	governmental monetary and fiscal policies;
•	changes in the scope and cost of FDIC insurance and other coverages;
•	failure to receive regulatory approval for future acquisitions;
•	increases in our capital requirements; and
•	risk retention requirements under the Dodd-Frank Act.

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending, healthcare lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. In addition, through our Triumph Capital Advisors asset management subsidiary, we provide investment management services currently focused on the management and provision of other services related to collateralized loan obligations. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2016, we had consolidated total assets of $2.641 billion, gross loans held for investment of $2.028 billion, total deposits of $2.016 billion and total stockholders’ equity of $289 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. In addition, through our Triumph Capital Advisors asset management subsidiary, we provide fee-based asset management services distinct from our traditional banking offerings and operations.  As a result, we have determined our reportable segments are Banking, Factoring, Asset Management, and Corporate. For the year ended December 31, 2016, our banking segment generated 68% of our total revenue (comprised of interest and noninterest income), our factoring segment generated 24% of our total revenue, our asset management segment generated 5% of our total revenue, and our corporate segment generated 3% of our total revenue.

2016 Highlights

Net income available to common stockholders for the year ended December 31, 2016 was $19.8 million, or $1.10 per diluted share, compared to net income available to common stockholders for the year ended December 31, 2015 of $28.4 million, or $1.57 per diluted share. Excluding material gains and expenses related to merger and acquisition-related activities, adjusted net income to common stockholders was $21.2 million, or $1.17 per diluted share, for the year ended December 31, 2016 compared to $14.3 million, or $0.80 per diluted share for the year ended December 31, 2015.  For the year ended December 31, 2016, our return on average common equity was 7.29% and our return on average assets was 1.00%.

At December 31, 2016, we had total assets of $2.641 billion, including gross loans of $2.028 billion, compared to $1.691 billion of total assets and $1.292 billion of gross loans at December 31, 2015. The year-over-year increases in total assets and gross loans were due in part to the ColoEast acquisition discussed below. Excluding the acquired balances, organic loan growth totaled $275 million during the year ended December 31, 2016. Our commercial finance product lines increased from $521 million in aggregate as of December 31, 2015 to $694 million as of December 31, 2016, an increase of 33%, and constitute 34% of our total loan portfolio at December 31, 2016.

At December 31, 2016, we had total liabilities of $2.352 billion, including total deposits of $2.016 billion compared to $1.423 billion of total liabilities and $1.249 billion of total deposits at December 31, 2015. The year-over-year increase in total deposits of $767 million was due in part to the ColoEast acquisition discussed below. Excluding the assumed balances, organic deposit growth totaled $114 million during the year ended December 31, 2016.

At December 31, 2015, we had total stockholders' equity of $289 million. During the year ended December 31, 2016, total stockholders’ equity increased $21 million, primarily due to our net income for the period. Capital ratios remained strong with Tier 1 capital and total capital ratios of 11.8% and 14.6%, respectively, at December 31, 2016.

Southern Transportation Insurance Agency

On September 1, 2016, the Company acquired Southern Transportation Insurance Agency, Ltd. in an all-cash transaction for $2.2 million. The purpose of the acquisition was to expand the Company’s product offerings for clients in the transportation industry. The Company recognized a customer-related intangible asset of $1.6 million and goodwill of $0.6 million. Goodwill resulted from expected enhanced product offerings.  For further information, see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.

ColoEast Bankshares, Inc.

On August 1, 2016, the Company acquired ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, which was merged into TBK Bank upon closing and offered personal checking, savings, CD, money market, HSA, IRA, NOW and business accounts, as well as commercial and consumer loans throughout Colorado and far western Kansas. The acquisition expanded the Company’s market into Colorado and Kansas and further diversified the Company’s loan, customer, and deposit base.

As part of the ColoEast acquisition, the Company:

•

Acquired loans with an unpaid principal balance of $473 million and recorded a fair value purchase discount of $12 million, reflecting a fair value of $461 million, or approximately 97.5% of the unpaid principal balance.

•	Acquired investment securities with a fair value of $162 million classified as available-for-sale.
•	Assumed $653 million of customer deposits. This included $445 million of transaction accounts and $208 million of time deposits. The Company recorded a core deposit intangible asset of $7.2 million.
•	Assumed Junior Subordinated Debentures with a face value of $11.9 million. We recorded these debentures at their estimated fair value of $7.7 million.
•	Incurred $1.6 million of ColoEast acquisition-related expenses. These costs included employee severance, system contract termination fees, accounting, consulting, valuation and legal expenses.
•	Recorded $12.3 million of Goodwill. The goodwill in this acquisition resulted from expected synergies and expansion into the Colorado and Kansas markets.

For further information, see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Commercial Finance Product Lines

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector (though increasingly in other industries as well), our asset-based lending and equipment finance products marketed under our Triumph Commercial Finance brand, the healthcare asset-based lending products offered under our Triumph Healthcare Finance brand, and premium finance products marketed under our Triumph Premium Finance brand.  Our aggregate outstanding balances for these products increased from $521.0 million as of December 31, 2015 to $693.7 million as of December 31, 2016.  These increases were driven by organic growth.

The following table sets forth our commercial finance product lines as of December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Commercial finance
TCF equipment	$190,393	$148,951
TCF asset-based lending	161,454	75,134
THF asset-based lending	79,668	80,200
Premium finance	23,971	1,612
Factored receivables	238,198	215,088
Total commercial finance loans	$693,684	$520,985

In general, we view the long term market fundamentals for our commercial finance product offerings as sound, with continued opportunity to increase our market share within very large markets.  In particular, we note continued positive performance in the transportation factored receivables industry in the face of the headwinds caused by lower oil and freight prices, with consistent growth in the number of clients and number of invoices processed, which has contributed to the strong year-over-year growth in our factored receivables which should position us well for a potential rebound in oil and freight prices.  In addition, we believe that the fundamentals of the U.S. healthcare industry (e.g., an aging population and continued increasing healthcare costs) will continue to provide growth opportunities for our healthcare asset-based loan portfolio.  These positive trends have caused increased competition from existing as well as new lenders that have entered these markets, which resulted in increased pricing pressure.  Despite competitive conditions, we remain disciplined in our structuring and underwriting parameters.

We incurred expense increases during 2016 associated with the growth in our commercial finance lending lines as we continued to invest in additional personnel and resources necessary to grow these products.  In general, we believe these expenses, consisting primarily of increased headcount and the occupancy and technology expenses necessary to support such additional headcount, represent costs that may be leveraged or scaled to support increased loan production in these areas.

Results of Operations

Net Income

Fiscal year ended December 31, 2016 compared with year ended December 31, 2015. We earned net income of $20.7 million for the year ended December 31, 2016 compared to $29.1 million for the year ended December 31, 2015, a decrease of $8.4 million.

The results for the year ended December 31, 2016 include the results of operations of ColoEast since the August 1, 2016 acquisition date and were impacted by $1.4 million of tax-effected transaction and restructuring costs associated with our acquisition of ColoEast and reported as noninterest expense.

The results for the year ended December 31, 2015 were impacted by our acquisition of Doral Money, Inc. (“Doral Money”).  The Doral Money acquisition resulted in a nontaxable bargain purchase gain in the amount of $15.1 million included in noninterest income for the year ended December 31, 2015, offset by an additional $1.8 million bonus accrual and approximately $0.3 million of transaction costs recorded in connection with the Doral Money acquisition and reported as noninterest expense.

Excluding the impact of the ColoEast transaction costs and the Doral Money acquisition, we earned adjusted net income of $22.1 million for the year ended December 31, 2016 compared to $15.1 million for the year ended December 31, 2015, an increase of $7.0 million.  The adjusted increase was primarily the result of a $21.7 million increase in net interest income and a $3.1 million increase in adjusted noninterest income, offset in part by a $2.2 million increase in the provision for loan losses, an $11.6 million increase in adjusted noninterest expense and a $4.0 million increase in adjusted income tax expense.

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

Excluding the impact of the Doral Money acquisition, we earned adjusted net income of $15.1 million for the year ended December 31, 2015.  Excluding the impact of the tax-effected gain associated with the sale of our Pewaukee, Wisconsin branch, we earned adjusted net income of $9.8 million for the year ended December 31, 2014.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the years ended December 31, 2016, 2015, and 2014:

	For the years ended December 31,
	2016			2015			2014
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and cash equivalents	$107,969	$653	0.60%	$123,444	$465	0.38%	$84,993	$302	0.36%
Taxable securities	222,536	4,131	1.86%	154,756	2,499	1.61%	161,839	2,417	1.49%
Tax-exempt securities	14,712	178	1.21%	3,560	59	1.66%	6,788	60	0.88%
FHLB & FRB stock	6,790	73	1.08%	5,115	156	3.05%	5,804	213	3.67%
Loans (1)	1,550,039	119,457	7.71%	1,109,434	95,581	8.62%	946,223	84,238	8.90%
Total interest earning assets	1,902,046	124,492	6.55%	1,396,309	98,760	7.07%	1,205,647	87,230	7.24%
Noninterest earning assets:
Cash and cash equivalents	28,138			25,363			26,894
Other noninterest earning assets	149,572			116,184			120,880
Total assets	$2,079,756			$1,537,856			$1,353,421
Interest bearing liabilities:
Deposits:
Interest bearing demand	269,635	278	0.10%	227,251	140	0.06%	226,531	155	0.07%
Individual retirement accounts	78,979	927	1.17%	57,216	690	1.21%	52,825	587	1.11%
Money market	156,637	332	0.21%	116,654	266	0.23%	132,535	305	0.23%
Savings	116,928	63	0.05%	72,964	36	0.05%	73,333	37	0.05%
Certificates of deposit	640,490	7,005	1.09%	501,293	5,273	1.05%	388,730	3,614	0.93%
Brokered deposits	52,816	551	1.04%	49,867	501	1.00%	51,124	338	0.66%
Total interest bearing deposits	1,315,485	9,156	0.70%	1,025,245	6,906	0.67%	925,078	5,036	0.54%
Senior secured note	—	—	—	—	—	—	10,313	584	5.66%
Junior subordinated debentures	28,059	1,427	5.09%	24,547	1,121	4.57%	24,290	1,095	4.51%
Subordinated notes	12,373	835	6.75%	—	—	—	—	—	—
Other borrowings	186,768	716	0.38%	48,017	82	0.17%	40,346	55	0.14%
Total interest bearing liabilities	1,542,685	12,134	0.79%	1,097,809	8,109	0.74%	1,000,027	6,770	0.68%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	243,349			168,565			160,248
Other liabilities	11,306			13,931			11,135
Total equity	282,416			257,551			182,011
Total liabilities and equity	$2,079,756			$1,537,856			$1,353,421
Net interest income		$112,358			$90,651			$80,460
Interest spread (2)			5.76%			6.33%			6.56%
Net interest margin (3)			5.91%			6.49%			6.67%

1.	Balance totals include respective nonaccrual assets.
2.	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
3.	Net interest margin is the ratio of net interest income to average interest earning assets.

Year ended December 31, 2016 compared with year ended December 31, 2015. We earned net interest income of $112.4 million for the year ended December 31, 2016 compared to $90.7 million for the year ended December 31, 2015.

This increase in net interest income was driven by increases in average interest earning assets, which increased to $1.902 billion for the year ended December 31, 2016 from $1.396 billion for the year ended December 31, 2015, an increase of $506 million, or 36.2%.  The increase in interest earning assets was impacted by the $460.8 million of loans and $161.7 million investment securities acquired in the ColoEast acquisition on August 1, 2016, which were outstanding for five months during the year ended December 31, 2016.  The remaining increase primarily resulted from organic growth in our loan portfolio.  Our commercial finance product lines, including our factored receivables, asset-based loans, equipment finance loans, and premium finance loans increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  Our outstanding commercial finance balances increased $172.7 million, or 33.1%, from $521.0 million at December 31, 2015 to $693.7 million at December 31, 2016.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.

The increases in our net interest income resulting from changes in the interest income generated by the acquired ColoEast assets and the organic growth in our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.315 billion for the year ended December 31, 2016 from $1.025 billion for the year ended December 31, 2015, an increase of $290 million, or 28.3%.  The $653.0 million of customer deposits assumed in the ColoEast acquisition on August 1, 2016, which were outstanding for five months during the year ended December 31, 2016, contributed to the increase in average interest bearing deposits during the period.  The remaining increase was partially due to growth in our certificates of deposit as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth.  Finally, we issued $50.0 million of subordinated notes on September 30, 2016 at an initial fixed rate of 6.5% that increased our interest expense during 2016.

Net interest margin decreased to 5.91% for the year ended December 31, 2016 from 6.49% for the year ended December 31, 2015, a decrease of 58 basis points.

The decline in our net interest margin primarily resulted from a decrease in yields on our interest earning assets.  Our average yield on earning assets decreased to 6.55% for the year ended December 31, 2016 from 7.07% for the year ended December 31, 2015, a decrease of 52 basis points.  The decrease is primarily attributable to a change in the mix within our loan portfolio period over period.  The lower yielding community banking loans acquired in the ColoEast acquisition resulted in our higher yielding commercial finance products as a percentage of the total portfolio decreasing from 40% at December 31, 2015 to 34% at December 31, 2016.  In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall factoring portfolio to 77% at December 31, 2016 compared to 82% at December 31, 2015 as we continued to expand our non-transportation factoring product lines in 2016.

A component of the yield on our loan portfolio consists of discount accretion on the legacy loan portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the loan portfolio acquired in the National Bancshares, Inc. acquisition in 2013.  In addition, we acquired loans in the ColoEast acquisition with an additional purchase discount of $12.0 million which is being accreted into income over the remaining lives of the acquired loans.  Due in part to accretion associated with the ColoEast acquired loans, the aggregate increased yield on our loan portfolio attributable to accretion of purchase discounts associated with these acquisitions increased to 48 basis points for the year ended December 31, 2016 compared to 42 basis points for the year ended December 31, 2015.  Discount accretion for the year ended December 31, 2016 also included approximately $1.2 million of accretion resulting from the payoff of an individual purchased credit impaired loan in excess of its carrying amount.  Excluding the impact of discount accretion, the adjusted yield on our loan portfolio was 7.23% and 8.20% for the years ended December 31, 2016 and 2015, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, asset-based loans, equipment finance loans, and premium finance loans.  As of December 31, 2016, there was approximately $15.2 million of purchase discount remaining, of which $12.3 million is expected to be accreted over the remaining lives of the acquired loan portfolios.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.52% and 6.16% for the years ended December 31, 2016 and 2015, respectively.

An increase in our average cost of funds also contributed to the decrease in our net interest margin.  Our average cost of interest bearing liabilities increased to 0.79% for the year ended December 31, 2016 from 0.74% for the year ended December 31, 2015, an increase of 5 basis points.  Contributing factors to this increase included increased use of higher rate certificates of deposit to fund our growth period over period, higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the economy, and our issuance of $50.0 million of subordinated notes on September 30, 2016 at an initial fixed rate of 6.5%.  The lower cost customer deposits assumed in the ColoEast acquisition partially offset these increases.

Year ended December 31, 2015 compared with year ended December 31, 2014. We earned net interest income of $90.7 million for the year ended December 31, 2015 compared to $80.5 million for the year ended December 31, 2014, an increase of $10.2 million, or 12.7%.

This increase in net interest income was driven by increases in average interest earning assets, which were primarily attributable to growth in our commercial finance product lines, as our factored receivables, asset-based loans, equipment loans, and premium finance loans all increased on a period over period basis as a result of our continued execution of our growth strategy for such products.  In addition, we experienced significant growth in our mortgage warehouse facilities due to increased market activity resulting in higher utilization by our existing clients.  Average total interest earning assets increased to $1.396 billion for the year ended December 31, 2015 from $1.206 billion for the year ended December 31, 2014, an increase of $190 million, or 15.8%.  The increase in net interest income due to growth in our average interest earning assets was offset in part by an increase in our total average interest bearing liabilities which were used to fund the asset growth.  Our average total interest bearing liabilities increased to $1.098 billion for the year ended December 31, 2015 from $1.000 billion for the year ended December 31, 2014, an increase of $98 million, or 9.8%.

The growth in net interest income attributable to net increases in our average interest earning assets was also offset in part by a decrease in our net interest margin.  Net interest margin decreased to 6.49% for the year ended December 31, 2015 from 6.67% for the year ended December 31, 2014, a decrease of 18 basis points.

The decline in our net interest margin was impacted by a decrease in overall yields on our interest earning assets.  Our average yield on interest earning assets decreased to 7.07% for the year ended December 31, 2015 from 7.24% for the year ended December 31, 2014, a decrease of 17 basis points. The decrease was due in part to a temporary change in the mix of our interest earning assets as we held higher levels of lower rate cash balances as a percentage of our interest earning assets during the year ended December 31, 2015 resulting from proceeds generated by our initial public offering in November 2014.  In addition, our mortgage warehouse clients had higher utilization of their facilities during 2015, which increased our relatively lower yielding mortgage warehouse balances as a percentage of the overall loan portfolio.  These decreases were more significantly impacted by the diminishing impact of discount accretion on the loan portfolio yield period over period.

A component of the yield on our loan portfolio consists of discount accretion on the legacy portfolio acquired in connection with our original acquisition of Equity Bank in 2010 and the loan portfolio acquired in the National Bancshares, Inc. acquisition in 2013. The aggregate increased yield on our loan portfolio attributable to this discount accretion was 42 basis points for the year ended December 31, 2015 and 94 basis points for the year ended December 31, 2014. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 8.20% and 7.96% for the years ended December 31, 2015 and 2014, respectively, reflecting the period over period growth in our higher yielding specialized commercial finance product lines.  As of December 31, 2015, there was approximately $7.2 million of purchase discount remaining that was expected to be accreted over the remaining lives of the acquired loan portfolios.

The decline in our net interest margin was also impacted by an increase in our average cost of funds.  Our average cost of interest bearing liabilities increased to 0.74% for the year ended December 31, 2015 from 0.68% for the year ended December 31, 2014, an increase of 6 basis points.  This increase was due in part to a change in the mix of our interest bearing deposits toward higher rate certificates of deposit as these deposit products were used to assist in funding our growth period over period.  In addition, maturing brokered deposits in 2014 were replaced with new brokered deposits at a higher effective interest rate.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 6.16% and 5.93% for the years ended December 31, 2015 and 2014, respectively.

Changes in net interest income due to changes in rates and volume. The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the periods indicated. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to volume.

	Years ended December 31,
	2016 Compared to 2015			2015 Compared to 2014
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$282	$(94)	$188	$18	$145	$163
Taxable securities	374	1,258	1,632	196	(114)	82
Tax-exempt securities	(16)	135	119	52	(53)	(1)
FHLB & FRB stock	(101)	18	(83)	(36)	(21)	(57)
Loans	(10,080)	33,956	23,876	(2,718)	14,061	11,343
Total interest income	(9,541)	35,273	25,732	(2,488)	14,018	11,530
Interest bearing liabilities:
Interest bearing demand	94	44	138	(15)	—	(15)
Individual retirement accounts	(18)	255	237	50	53	103
Money market	(19)	85	66	(3)	(36)	(39)
Savings	3	24	27	(1)	—	(1)
Certificates of deposit	210	1,522	1,732	475	1,184	1,659
Brokered deposits	19	31	50	176	(13)	163
Total interest bearing deposits	289	1,961	2,250	682	1,188	1,870
Senior secured note	—	—	—	—	(584)	(584)
Junior subordinated debentures	127	179	306	14	12	26
Subordinated notes	—	835	835	—	—	—
Other borrowings	102	532	634	14	13	27
Total interest expense	518	3,507	4,025	710	629	1,339
Change in net interest income	$(10,059)	$31,766	$21,707	$(3,198)	$13,389	$10,191

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

Under accounting standards for business combinations, acquired loans are recorded at fair value on the date of acquisition. This fair value adjustment eliminates any of the seller’s ALLL associated with such loans as of such date as any credit exposure associated with such loans is incorporated into the fair value adjustment.  A provision for loan losses is recorded for the emergence of new probable and estimable losses on acquired loans after the acquisition date.

On August 1, 2016, we acquired loans with a fair value of $460.8 million in the ColoEast acquisition.  This fair value included a purchase discount of $12.0 million from the acquisition date unpaid principal balance of the ColoEast loans.  This purchase discount incorporated expected credit exposure associated with the acquired loans and as a result, the acquired ColoEast loan portfolio had limited impact on the provision for loan losses for the year ended December 31, 2016 or the ending ALLL balance at December 31, 2016.

Year ended December 31, 2016 compared with year ended December 31, 2015. Our provision for loan losses was $6.7 million for the year ended December 31, 2016 compared to $4.5 million for the year ended December 31, 2015.

The increased provision for loan losses was the result of an increase in loan charge-offs during 2016.  We experienced higher net charge-offs of $3.9 million in the year ended December 31, 2016 compared to net charge-offs of $0.8 million for 2015, an increase of $3.1 million.  The increased charge-offs for the year ended December 31, 2016 were primarily associated with three client relationships.

Offsetting the increased provision in the year ended December 31, 2016 due to the higher charge-offs, was a decrease due to a lower loan portfolio growth rate period over period in our factored receivables, which generally require higher levels of ALLL.  Our factored receivable balances increased by $23.1 million during the year ended December 31, 2016 compared to an increase of $34.2 million during the year ended December 31, 2015.  In addition, during the year ended December 31, 2016, excluding the $460.8 million acquired ColoEast portfolio, outstanding loans increased $275.0 million from December 31, 2015.  During the year ended December 31, 2015, outstanding loans increased $286.0 million from December 31, 2014.  The smaller increase in outstanding loan balances within the year ended December 31, 2016 results in a lower provision for loan losses compared to the year ended December 31, 2015.

Our ALLL was $15.4 million as of December 31, 2016 and $12.6 million as of December 31, 2015, representing an ALLL to total loans ratio of 0.76% and 0.97% respectively. The decrease in ALLL as a percentage of total loans as of December 31, 2016 was primarily due to acquired ColoEast loans recorded at a fair value of $460.8 million. This fair value incorporated a discount to account for expected credit exposure associated with the acquired loans and as a result, the acquired ColoEast loan portfolio did not require an ALLL on the date of acquisition.

Year ended December 31, 2015 compared with year ended December 31, 2014. Our provision for loan losses was $4.5 million for the year ended December 31, 2015 compared to $5.9 million for the year ended December 31, 2014. We experienced net charge-offs of $0.8 million in the year ended December 31, 2015 compared to net charge-offs of $0.7 million for the same period in 2014.  Decreases in the provision for loan losses were impacted by the provision associated with the recording of specific allowances on individually evaluated impaired loans which decreased during the year ended December 31, 2015 as we recorded net specific allowances of $1.2 million during 2015 compared to net specific allowances of $1.3 million for the year ended December 31, 2014.  In addition, the lower provision for loan losses in the year ended December 31, 2015 reflected our improved asset quality and low level of net charge-offs in our non-factoring portfolio during 2015.  This credit performance improvement impacts the historical loss rates used in the quantitative component of our required ALLL calculations, as more recent periods of improved credit performance become more indicative of incurred losses than prior years in which we experienced higher loss rates, resulting in a lower required ALLL as a percentage of outstanding loan balances as of December 31, 2015.  Finally, the decreased provision in 2015 is partly the result of a lower loan portfolio growth rate period over period in our factored receivables. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  During the year ended December 31, 2015 factored receivables increased approximately $34.2 million from December 31, 2014.  During the year ended December 31, 2014, factored receivables increased approximately $63.5 million from December 31, 2013.  The lower increase in factored receivable balances within the year ended December 31, 2015 resulted in a lower provision for loan losses compared to the year ended December 31, 2014.

Our ALLL was $12.6 million as of December 31, 2015 and $8.8 million as of December 31, 2014.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2016, 2015, and 2014:

	Year ended December 31,			2016 Compared to 2015		2015 Compared to 2014
(Dollars in thousands)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Service charges on deposits	$3,447	$2,732	$3,009	$715	26.2%	$(277)	(9.2%)
Card income	2,732	2,234	2,098	498	22.3%	136	6.5%
Net OREO gains (losses) and valuation adjustments	(1,427)	(108)	(582)	(1,319)	(1221.3%)	474	81.4%
Net gains (losses) on sale of securities	(56)	259	88	(315)	(121.6%)	171	194.3%
Net gains on sale of loans	16	1,630	1,495	(1,614)	(99.0%)	135	9.0%
Fee income	2,240	1,931	1,820	309	16.0%	111	6.1%
Bargain purchase gain	—	15,117	—	(15,117)	(100.0%)	15,117	100.0%
Gain on branch sale	—	—	12,619	—	—	(12,619)	(100.0%)
Asset management fees	6,574	5,646	989	928	16.4%	4,657	470.9%
Other	7,430	3,856	3,231	3,574	92.7%	625	19.3%
Total noninterest income	$20,956	$33,297	$24,767	$(12,341)	(37.1%)	$8,530	34.4%

Year ended December 31, 2016 compared with year ended December 31, 2015. We earned noninterest income of $21.0 million for the year ended December 31, 2016 compared to $33.3 million for the year ended December 31, 2015. Our results for 2015 were impacted by the realization of a nontaxable bargain purchase gain of $15.1 million associated with the Doral Money acquisition. Excluding the bargain purchase gain in 2015, we earned noninterest income of $18.2 million for the year ended December 31, 2015, resulting in an adjusted increase in noninterest income of $2.8 million, or 15.4% period over period.  The increase was primarily due to the increase in CLO asset management fees earned by Triumph Capital Advisors, customer fee income, and other noninterest income.  These increases in noninterest income were offset in part a decrease in OREO valuation adjustments and a decrease in gains on the sale of securities and loans.  Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, increased from $2.7 million for year ended December 31, 2015 to $3.4 million for the year ended December 31, 2016. The increase was primarily due to additional service charges associated with the increase in customer deposits due to the ColoEast acquisition on August 1, 2016.

•

Net OREO Gains (Losses) and Valuation Adjustments.  Net OREO gains (losses) and valuation adjustments represents gains on loans transferred to OREO with a fair value in excess of the foreclosed loans’ carrying value, gains and losses on the sale of OREO, and valuation allowances recorded due to subsequent write-downs of OREO.  The net loss of $1.4 million for year ended December 31, 2016 was primarily due to a $1.2 million OREO write-down related to a branch facility previously transferred to OREO that is no longer being actively operated.  The write-down was the result of obtaining an updated appraisal on the property.

•

Net Gains on Sale of Loans.  Net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 99% due to decreased sales activity period over period.  Proceeds from residential mortgage loan sales decreased from $62.8 million for the year ended December 31, 2015 to $2.2 million for the year ended December 31, 2016.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the year ended December 31, 2016 is indicative of the run off of the business and we reported no residential mortgage loans as held for sale at December 31, 2016.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased 16.4% from $5.6 million for the year ended December 31, 2015 to $6.6 million for the year ended December 31, 2016.  Triumph Capital Advisors closed an additional CLO offering in June 2015, assumed two CLO asset management agreements in March 2015 as a result of the Doral Money acquisition, and was named staffing and services provider for additional CLO offerings in June 2016 and September 2016, which increased its asset management fees on a period over period basis. In May 2016, a CLO with approximately $329 million in assets being managed by Triumph Capital Advisors was called, reducing our overall managed CLO assets.  As of December 31, 2016, Triumph Capital Advisors managed $1.4 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provides middle and back office services under staffing and services agreements for $800 million of CLO assets earning approximately 26 basis points on average in fees.

•

Other.  Other income increased from $3.9 million for the year ended December 31, 2015 to $7.4 million for the year ended December 31, 2016.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities, bank-owned life insurance, Triumph Insurance Group commissions, and income earned from our CLO warehouse equity investments.  Income from our CLO warehouse equity investments increased $2.0 million, from $1.2 million for the year ended December 31, 2015 to $3.2 million for the year ended December 31, 2016 due to our increased investments in the CLO warehouse entities.  In addition, commissions earned by our Triumph Insurance Group subsidiary increased $1.0 million from $0.3 million for the year ended December 31, 2015 to $1.3 million for the year ended December 31, 2016 due to increased volumes due to organic growth of the business and the acquisition of Southern Transportation Insurance Agency, Ltd. in 2016.  There were no significant increases or decreases in the remaining components of other income period over period, other than increases due to incremental transaction volumes associated with the ColoEast acquisition.

Year ended December 31, 2015 compared with year ended December 31, 2014. We earned noninterest income of $33.3 million for the year ended December 31, 2015 compared to $24.8 million for the year ended December 31, 2014. Our results for 2015 and 2014 were impacted by the realization of a nontaxable bargain purchase gain of $15.1 million associated with the Doral Money acquisition in March 2015 and the realization of a pre-tax gain in the amount of $12.6 million associated with the sale of our Pewaukee, Wisconsin branch in July 2014, respectively.

Excluding the bargain purchase gain in 2015 and the branch sale gain in 2014, we earned noninterest income of $18.2 million for the year ended December 31, 2015 compared to $12.1 million for the year ended December 31, 2013. This increase was largely due to noninterest income earned with respect to CLO asset management fees earned by Triumph Capital Advisors.  Changes in selected components of noninterest income in the above table are discussed below.

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

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors increased from $1.0 million for the year ended December 31, 2014 to $5.6 million for the year ended December 31, 2015.  Triumph Capital Advisors closed CLO offerings in August 2014 and June 2015, and assumed two CLO asset management agreements in March 2015 as a result of the Doral Money acquisition, which increased its asset management fees on a period over period basis.  As of December 31, 2015, Triumph Capital Advisors managed $1.880 billion of CLO assets earning approximately 35 basis points on average in asset management fees.

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

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ending December 31, 2016, 2015, and 2014:

	Year ended December 31,			2016 Compared to 2015		2015 Compared to 2014
(Dollars in thousands)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$54,531	$50,175	$42,131	$4,356	8.7%	$8,044	19.1%
Occupancy, furniture and equipment	7,301	6,259	5,474	1,042	16.6%	785	14.3%
FDIC insurance and other regulatory assessments	913	1,086	1,042	(173)	(15.9%)	44	4.2%
Professional fees	5,529	4,429	3,574	1,100	24.8%	855	23.9%
Amortization of intangible assets	3,782	3,979	2,923	(197)	(5.0%)	1,056	36.1%
Advertising and promotion	2,716	2,061	2,594	655	31.8%	(533)	(20.5%)
Communications and technology	6,491	4,360	3,748	2,131	48.9%	612	16.3%
Other	11,849	9,516	7,716	2,333	24.5%	1,800	23.3%
Total noninterest expense	$93,112	$81,865	$69,202	$11,247	13.7%	$12,663	18.3%

Year ended December 31, 2016 compared with year ended December 31, 2015. Noninterest expense totaled $93.1 million for the year ended December 31, 2016 compared to $81.9 million for the year ended December 31, 2015. The results for the year ended December 31, 2016 were impacted by the transaction costs incurred in the amount of $1.6 million associated with the acquisition of ColoEast in August 2016.  Noninterest expense was impacted by the accrual of an incremental $1.8 million bonus expense during the year ended December 31, 2015 for the amount paid to team members to recognize their contribution to the Doral Money acquisition and approximately $0.3 million of transactions costs associated with the Doral Money acquisition.

Excluding transaction related costs associated with our acquisitions of ColoEast and Doral Money, noninterest expense totaled $91.5 million for the year ended December 31, 2016 and $79.9 million for the year ended December 31, 2015, an increase of $11.6 million.  This increase is primarily attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives, as well as ongoing operational costs related to the added ColoEast infrastructure.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $54.5 million for the year ended December 31, 2016 compared to $50.2 million for the year ended December 31, 2015. These results were impacted by $0.4 million of severance costs incurred as part of ColoEast restructuring activities during the year ended December 31, 2016 and the accrual of an incremental $1.8 million bonus expense during the year ended December 31, 2015 for the amount paid to team members to recognize their contribution to the Doral Money acquisition.  We experienced a significant increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 704.5 and 500.5 at December 31, 2016 and 2015, respectively.  Sources of this increased headcount were primarily employees added through the ColoEast acquisition.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $7.3 million for the year ended December 31, 2016 compared to $6.3 million for year ended December 31, 2015. This increase is primarily due to expenses associated with the assets and facilities added through the ColoEast acquisition.

•

Professional Fees. Professional fees are primarily comprised of tax, consulting, legal, and external audit fees, and were $5.5 million for the year ended December 31, 2016 compared to $4.4 million for the year ended December 31, 2015. This increase is primarily attributable to $1.0 million of professional fees incurred in the year ended December 31, 2016 associated with the ColoEast acquisition.  Our remaining ongoing external audit, legal, and consulting costs remained relatively flat period over period.

•

Amortization of Intangibles. Amortization of intangible assets was $3.8 million for the year ended December 31, 2016 compared to $4.0 million for the year ended December 31, 2015.  The decrease is primarily due to the reduction in the amortization of intangible assets recorded in conjunction with our acquisition of Doral Money.  During the third quarter of 2015, we adjusted the estimated remaining life of one of the acquired Doral Money CLO contracts based upon an anticipated CLO call date, and the intangible became fully amortized in the first quarter of 2016.  The remaining lives of CLO management contracts and the related intangible asset amortization periods depend upon several factors, most notably commercial loan market conditions which impact the distributions to be made to the CLO equity holders upon liquidation of the CLO.  These factors are out of our control and can change on a quarter-over-quarter basis.  Partially offsetting this decrease is amortization of the ColoEast core deposit intangible recorded from the August 1, 2016 acquisition date through December 31, 2016 and amortization of the customer-related intangible recorded in the Southern Transportation Insurance Agency, Ltd. acquisition from September 1, 2016.  As of December 31, 2016, we had total intangible assets with a recorded net carrying amount of $17.7 million, with amortization of $4.3 million scheduled in fiscal year 2017, $3.8 million of amortization scheduled in fiscal year 2018, and the remaining $9.6 million of amortization scheduled thereafter.

•

Communications and Technology. Communications and technology expenses were $6.5 million for the year ended December 31, 2016, compared to $4.4 million for the year ended December 31, 2015. Communications and technology expenses for the year ended December 31, 2016 included $0.3 million of contract termination fees associated with ColoEast systems that will no longer be utilized by our integrated organization as well as incremental increases associated with the ColoEast acquisition.  The remaining increase is attributed to the communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.

•

Other. Increases experienced in other noninterest expense items in the year ended December 31, 2016 versus the year ended December 31, 2015 are generally attributable to the ColoEast acquisition as well as the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

Year ended December 31, 2015 compared with year ended December 31, 2014. Noninterest expense totaled $81.9 million for the year ended December 31, 2015 compared to $69.2 million for the year ended December 31, 2014. This increase is attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives.  Changes in selected components of noninterest expense are discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $50.2 million for the year ended December 31, 2015 compared to $42.1 million for the year ended December 31, 2014. This increase is attributable to several factors.  We experienced a 7.3% increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 500.5 and 466.5 at December 31, 2015 and 2014, respectively. Sources of this increased headcount include employees hired to support our operation as a public company as well as additional employees hired to support growth in our commercial finance product lines and other strategic initiatives, including our asset management business. This increase was also impacted by the accrual of an incremental $1.8 million bonus expense during the year ended December 31, 2015 for the anticipated amount expected to be paid to team members to recognize their contribution to the Doral Money acquisition.  Other factors contributing to this increase include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, 401(k) expense, and higher stock based compensation expense in the year ended December 31, 2015 related to the amortization of restricted stock awards issued upon the Company’s initial public offering.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $6.3 million for the year ended December 31, 2015 compared to $5.5 million for the year ended December 31, 2014. This increase is primarily attributable to the costs associated with the expansion of our corporate headquarters, including utilities, rent, depreciation and other occupancy expenses.

•

Professional Fees. Professional fees are primarily comprised of tax, consulting, legal, and external audit fees, and were $4.4 million for the year ended December 31, 2015 compared to $3.6 million for the year ended December 31, 2014. This increase is primarily due to incremental costs associated with ongoing external audit, legal, and consulting fees as a result of our transition to being a public company.  The increase is also partially attributable to approximately $0.2 million of professional fees associated with the Company’s acquisition of Doral Money during the year ended December 31, 2015.

•

Amortization of Intangibles. Amortization of intangible assets was $4.0 million for the year ended December 31, 2015 compared to $2.9 million for the year ended December 31, 2014.  The increase is primarily due to the amortization of intangible assets recorded in conjunction with our acquisitions of Doral Healthcare Finance in June 2014 and of Doral Money in March 2015.

•

Advertising and Promotion. Advertising and promotion expenses were $2.1 million for the year ended December 31, 2015 compared to $2.6 million for the year ended December 31, 2014. This decrease is primarily attributed to $0.8 million of costs incurred during the year ended December 31, 2014 associated with marketing initiatives related to Triumph Business Capital and Triumph Community Bank in the prior year.

•

Communications and Technology. Communications and technology expenses were $4.4 million for the year ended December 31, 2015, compared to $3.7 million for the year ended December 31, 2014. This increase is partly attributed both to the communications and technology expense associated with our larger workforce in 2015.  In addition, communications and technology expense for the year ended December 31, 2015 includes approximately $0.5 million of costs associated with the conversion of our core operating systems following the merger and integration of our subsidiary banks.

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

Year ended December 31, 2016 compared with year ended December 31, 2015. Income tax expense for the year ended December 31, 2016 was $12.8 million compared to $8.4 million for the year ended December 31, 2015. During the year ended December 31, 2016, the effective tax rate was 38.2% compared to 22.4% for the year ended December 31, 2015. The lower effective tax rate for the year ended December 31, 2015 reflects the significant increase in nontaxable income attributed to the $15.1 million bargain purchase gain associated with the Doral Money acquisition. Excluding the impact of the bargain purchase gain, our effective tax rate for the year ended December 31, 2015 was 37.5%.   For further information, see Note 12 – Income Taxes in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Year ended December 31, 2015 compared with year ended December 31, 2014. Income tax expense for the year ended December 31, 2015 was $8.4 million compared to $10.4 million for the year ended December 31, 2014. During the year ended December 31, 2015, the effective tax rate was 22.4% compared to 34.4% for the year ended December 31, 2014.  The lower effective tax rate for the year ended December 31, 2015 reflects the significant increase in nontaxable income attributed to the $15.1 million bargain purchase gain associated with the Doral Money acquisition. Excluding the impact of the bargain purchase gain, our effective tax rate for the year ended December 31, 2015 was 37.5%, which includes the establishment of a $0.1 million valuation allowance on our deferred tax asset associated with certain state net operating losses we no longer believe will be realized.  In addition, due to increasing levels of estimated taxable income, we increased our estimated effective tax rate on a year-to-date basis resulting in an additional $0.1 million of income tax expense in the year ended December 31, 2015. For further information, see Note 12 – Income Taxes in the accompanying notes to the consolidated financial statements included elsewhere in this report.

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

The following tables present our primary operating results for our operating segments as of and for the years ended December 31, 2016, 2015, and 2014:

(Dollars in thousands)			Asset
Year Ended December 31, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$32,824	$90,823	$145	$700	$124,492
Intersegment interest allocations	(4,583)	4,583	—	—	—
Total interest expense	—	9,872	—	2,262	12,134
Net interest income (expense)	28,241	85,534	145	(1,562)	112,358
Provision for loan losses	454	6,239	—	—	6,693
Net interest income (expense) after provision	27,787	79,295	145	(1,562)	105,665
Noninterest income	2,256	9,077	6,632	2,991	20,956
Noninterest expense	19,551	65,795	5,234	2,532	93,112
Operating income (loss)	$10,492	$22,577	$1,543	$(1,103)	$33,509

(Dollars in thousands)			Asset
Year Ended December 31, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$32,103	$65,831	$108	$718	$98,760
Intersegment interest allocations	(3,144)	3,144	—	—	—
Total interest expense	—	6,978	10	1,121	8,109
Net interest income (expense)	28,959	61,997	98	(403)	90,651
Provision for loan losses	1,303	3,226	—	—	4,529
Net interest income (expense) after provision	27,656	58,771	98	(403)	86,122
Bargain purchase gain	—	—	15,117	—	15,117
Other noninterest income	1,739	9,644	5,757	1,040	18,180
Noninterest expense	17,871	51,249	6,866	5,879	81,865
Operating income (loss)	$11,524	$17,166	$14,106	$(5,242)	$37,554

(Dollars in thousands)			Asset
Year Ended December 31, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$27,332	$59,824	$—	$74	$87,230
Intersegment interest allocations	(3,562)	3,562	—	—	—
Total interest expense	—	5,091	—	1,679	6,770
Net interest income (expense)	23,770	58,295	—	(1,605)	80,460
Provision for loan losses	1,792	4,066	—	—	5,858
Net interest income (expense) after provision	21,978	54,229	—	(1,605)	74,602
Gain on branch sale	—	12,619	—	—	12,619
Other noninterest income	1,589	8,898	989	672	12,148
Noninterest expense	15,141	46,808	2,381	4,872	69,202
Operating income (loss)	$8,426	$28,938	$(1,392)	$(5,805)	$30,167

(Dollars in thousands)			Asset
December 31, 2016	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$223,994	$2,588,509	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans	$212,784	$1,961,552	$—	$1,866	$(148,578)	$2,027,624

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

Year ended December 31, 2016 compared with year ended December 31, 2015.

Factoring

(Dollars in thousands)	Years Ended December 31,		2016 Compared to 2015
Factoring	2016	2015	$ Change	% Change
Total interest income	$32,824	$32,103	$721	2.2%
Intersegment interest allocations	(4,583)	(3,144)	(1,439)	45.8%
Total interest expense	—	—	—	—
Net interest income (expense)	28,241	28,959	(718)	(2.5%)
Provision for loan losses	454	1,303	(849)	(65.2%)
Net interest income (expense) after provision	27,787	27,656	131	0.5%
Noninterest income	2,256	1,739	517	29.7%
Noninterest expense	19,551	17,871	1,680	9.4%
Operating income (loss)	$10,492	$11,524	$(1,032)	(9.0%)

Our Factoring segment’s operating income for the year ended December 31, 2016 was $10.5 million, compared with $11.5 million for the year ended December 31, 2015. This decrease was primarily due to reductions in net interest income and increases in noninterest expenses.

Factored receivables in our Factoring segment grew 14% from $186.5 million as of December 31, 2015 to $212.8 million as of December 31, 2016. Our average number of clients increased from 1,858 for the year ended December 31, 2015 to 2,266 for the year ended December 31, 2016 and the corresponding factored accounts receivable purchases increased from $1.625 billion during the year ended December 31, 2015 to $1.828 billion during the year ended December 31, 2016.  Our average invoice size decreased 11% from $1,465 for the year ended December 31, 2015 to $1,303 for the year ended December 31, 2016, however, the number of invoices purchased increased 26% period over period.

Net interest income was $28.2 million for the year ended December 31, 2016 compared to $29.0 million for the year ended December 31, 2015. The decrease in net interest income is partly due to pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment.  In addition, a change in the mix within our factored receivables portfolio period over period contributed to the decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 85% at December 31, 2016 compared to 95% at December 31, 2015 as we continued to expand our non-transportation factoring product lines in 2016.  These decreases were offset by an 8% increase in overall average net funds employed from $155.3 million for the year ended December 31, 2015 to $168.4 million for the year ended December 31, 2016.

Our provision for loan losses was $0.5 million for the year ended December 31, 2016 compared with $1.3 million for the year ended December 31, 2015. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  The lower provision in the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to reductions in specific reserves required on at-risk balances recorded during the year ended December 31, 2016 compared to increases in such specific reserves during the year ended December 31, 2015.  These decreases were offset in part by higher net purchases recorded during the year ended December 31, 2016.  During the year ended December 31, 2016 factored receivables at our Factoring segment increased approximately $26 million from December 31, 2015.  During the year ended December 31, 2015, factored receivables at our Factoring segment increased approximately $16 million from December 31, 2014.  The higher increase in factored receivable balances within the year ended December 31, 2016 contributes to a higher provision for loan losses compared to the year ended December 31, 2015.

Noninterest income was $2.3 million for the year ended December 31, 2016 compared to $1.7 million for the year ended December 31, 2015.  The increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $19.6 million for the year ended December 31, 2016 compared with $17.9 million for the year ended December 31, 2015, driven primarily by increased personnel, operating, and technology costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and  number of invoices processed period over period.

Banking

(Dollars in thousands)	Years Ended December 31,		2016 Compared to 2015
Banking	2016	2015	$ Change	% Change
Total interest income	$90,823	$65,831	$24,992	38.0%
Intersegment interest allocations	4,583	3,144	1,439	45.8%
Total interest expense	9,872	6,978	2,894	41.5%
Net interest income (expense)	85,534	61,997	23,537	38.0%
Provision for loan losses	6,239	3,226	3,013	93.4%
Net interest income (expense) after provision	79,295	58,771	20,524	34.9%
Noninterest income	9,077	9,644	(567)	(5.9%)
Noninterest expense	65,795	51,249	14,546	28.4%
Operating income (loss)	$22,577	$17,166	$5,411	31.5%

Our Banking segment’s operating income totaled $22.6 million for the year ended December 31, 2016 compared to operating income of $17.2 million for the year ended December 31, 2015. We experienced an increase in net interest income for the year ended December 31, 2016.  This increase in operating income was partially offset by an increase in the provision for loan losses, decreases in noninterest income, and an increase in noninterest expense period over period.

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, asset-based loans, and premium finance loans.  In addition, we acquired $460.8 million of loans and $161.7 million of investment securities in our Banking segment as part of the ColoEast acquisition on August 1, 2016.  Outstanding loans in our Banking segment grew 60% from $1.223 billion as of December 31, 2015 to $1.962 billion as of December 31, 2016.

On August 1, 2016, we acquired loans with a fair value of $460.8 million in the ColoEast acquisition, all of which are included in the Banking segment.  This fair value included a purchase discount of $12.0 million from the acquisition date unpaid principal balance of the ColoEast loans.  This purchase discount incorporated expected credit exposure associated with the acquired loans and as a result, the acquired ColoEast loan portfolio had limited impact on the provision for loan losses for the year ended December 31, 2016.  Our provision for loan losses was $6.2 million for the year ended December 31, 2016 compared with $3.2 million for the year ended December 31, 2015.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics.  Finally, loan loss valuation allowances and charge-offs are recorded on specific at-risk balances, typically consisting of impaired loans.  The increase in the provision for loan losses in the year ended December 31, 2016 was primarily due to an increase in recorded net specific reserves and net charge-offs during 2016.  We recorded net specific reserves of $1.7 million and net charge-offs of $3.1 million at our Banking segment during the year ended December 31, 2016 compared to net specific reserves of $0.5 million and net charge-offs of $0.3 million recorded during the year ended December 31, 2015.  These increases were offset in part by lower levels of organic loan growth recorded during the year ended December 31, 2016 compared to the year ended December 31, 2015.  During the year ended December 31, 2016 outstanding loans in our Banking segment, excluding the $460.8 million acquired ColoEast portfolio, increased $277.7 million from December 31, 2015.  During the year ended December 31, 2015, outstanding loans in our Banking segment increased $387.6 million from December 31, 2014.  The lower increase in outstanding balances within the year ended December 31, 2016 contributes to a lower provision for loan losses compared to the year ended December 31, 2015.

Noninterest income was $9.1 million for the year ended December 31, 2016 compared to $9.6 million for the year ended December 31, 2015. This decrease was primarily due to a $1.2 million OREO write-down during the year ended December 31, 2016 related to a branch facility transferred to OREO that was no longer being actively operated.  The write-down was the result of obtaining an updated appraisal on the property.  In addition, net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 99% due to decreased sales activity period over period.  Proceeds from residential mortgage loan sales decreased from $62.8 million for the year ended December 31, 2015 to $2.2 million for the year ended December 31, 2016.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the year ended December 31, 2016 is indicative of the run off of the business.  These reductions in noninterest income were offset in part by increases in customer-related fees such as service charges on deposits and debit and credit card fees, primarily the result of the ColoEast acquisition.

Noninterest expense was $65.8 million for the year ended December 31, 2016, compared with $51.2 million for the year ended December 31, 2015, driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending, including communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.  This includes incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisition of ColoEast on August 1, 2016.  Noninterest expense for the year ended December 31, 2016 also includes $1.6 million of acquisition-related costs incurred as part of the ColoEast acquisition.  In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.

Asset Management

(Dollars in thousands)	Years Ended December 31,		2016 Compared to 2015
Asset Management	2016	2015	$ Change	% Change
Total interest income	$145	$108	$37	34.3%
Intersegment interest allocations	—	—	—	—
Total interest expense	—	10	(10)	(100.0%)
Net interest income (expense)	145	98	47	48.0%
Provision for loan losses	—	—	—	—
Net interest income (expense) after provision	145	98	47	48.0%
Bargain purchase gain	—	15,117	(15,117)	(100.0%)
Other noninterest income	6,632	5,757	875	15.2%
Noninterest expense	5,234	6,866	(1,632)	(23.8%)
Operating income (loss)	$1,543	$14,106	$(12,563)	(89.1%)

Our Asset Management segment’s operating income totaled $1.5 million for the year ended December 31, 2016 compared to $14.1 million for the year ended December 31, 2015. This decrease was significantly impacted by the recording of a pre-tax bargain purchase gain in the amount of $15.1 million associated with the acquisition of Doral Money in 2015, offset by direct transaction costs of $0.3 million and the accrual of a $1.8 million incremental bonus expense for the amount paid to team members to recognize their contribution to the transaction.  Excluding the bargain purchase gain net of transaction costs and the incremental bonus accrual, the Asset Management segment reported operating income of $1.0 million for the year ended December 31, 2015.  As of December 31, 2016, Triumph Capital Advisors managed $1.4 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provides middle and back office services under staffing and services agreements for $800 million of CLO assets earning approximately 26 basis points on average in fees.

Corporate

(Dollars in thousands)	Years Ended December 31,		2016 Compared to 2015
Corporate	2016	2015	$ Change	% Change
Total interest income	$700	$718	$(18)	(2.5%)
Intersegment interest allocations	—	—	—	—
Total interest expense	2,262	1,121	1,141	101.8%
Net interest income (expense)	(1,562)	(403)	(1,159)	287.6%
Provision for loan losses	—	—	—	—
Net interest income (expense) after provision	(1,562)	(403)	(1,159)	287.6%
Noninterest income	2,991	1,040	1,951	187.6%
Noninterest expense	2,532	5,879	(3,347)	(56.9%)
Operating income (loss)	$(1,103)	$(5,242)	$4,139	(79.0%)

The Corporate segment’s operating loss totaled $1.1 million for the year ended December 31, 2016, compared with an operating loss of $5.2 million for the year ended December 31, 2015.  The reduction in the operating loss is primarily due to an increase of $2.0 million in noninterest income and a decrease of $3.3 million in operating expenses for year ended December 31, 2016.  The increase in noninterest income is primarily due to earnings associated with the Corporate segment’s additional equity investments in CLO warehouse entities.  The decrease in operating expenses is primarily related to the reassignment of certain personnel to the Banking segment in connection with the merger of our subsidiary banks in October 2015.

Year ended December 31, 2015 compared with year ended December 31, 2014.

Factoring

(Dollars in thousands)	Years Ended December 31,		2015 Compared to 2014
Factoring	2015	2014	$ Change	% Change
Total interest income	$32,103	$27,332	$4,771	17.5%
Intersegment interest allocations	(3,144)	(3,562)	418	(11.7%)
Total interest expense	—	—	—	—
Net interest income (expense)	28,959	23,770	5,189	21.8%
Provision for loan losses	1,303	1,792	(489)	(27.3%)
Net interest income (expense) after provision	27,656	21,978	5,678	25.8%
Noninterest income	1,739	1,589	150	9.4%
Noninterest expense	17,871	15,141	2,730	18.0%
Operating income (loss)	$11,524	$8,426	$3,098	36.8%

Our Factoring segment’s operating income for the year ended December 31, 2015 was $11.5 million, compared with $8.4 million for the year ended December 31, 2014. This increase was due to growth in interest and noninterest income as factored receivables in our Factoring segment grew 9% from $170.4 million as of December 31, 2014 to $186.5 million as of December 31, 2015. Growth experienced in our factoring portfolio resulted from continued execution of our growth strategy for such product and increased marketing efforts and growth initiatives during the period, offset in part by the impact of lower fuel prices and related average invoice size reductions. Our average number of clients increased 41% from 1,321 for the year ended December 31, 2014 to 1,858 for the year ended December 31, 2015 but the corresponding factored accounts receivable purchases increased only 15% from $1.413 billion during the year ended December 31, 2014 to $1.625 billion during the year ended December 31, 2015.  This was due in part to our average invoice size decreasing 13% from $1,678 for the year ended December 31, 2014 to $1,465 for the year ended December 31, 2015.  This net increase in income from the growth in our portfolio was offset in part by the increased expenses associated with this growth, mostly personnel costs required to service our larger portfolio and client base.

Net interest income was $29.0 million for the year ended December 31, 2015 compared to $23.8 million for the year ended December 31, 2014, driven by growth in our portfolio.

Noninterest expense was $17.9 million for the year ended December 31, 2015 compared with $15.1 million for the year ended December 31, 2014, driven primarily by increased personnel and operating costs incurred in connection with growth in our factoring portfolio.

Our provision for loan losses was $1.3 million for the year ended December 31, 2015 compared with $1.8 million for the year ended December 31, 2014. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  The decreased provision in the year ended December 31, 2015 was primarily due to variances in purchased factored receivables during the year ended December 31, 2015 and 2014.  During the year ended December 31, 2015 factored receivables increased $16 million from December 31, 2014.  During the year ended December 31, 2014, factored receivables increased approximately $61 million from December 31, 2013.  The higher increase in factored receivable balances within the year ended December 31, 2014 resulted in a higher provision for loan losses compared to the year ended December 31, 2015.

Banking

(Dollars in thousands)	Years Ended December 31,		2015 Compared to 2014
Banking	2015	2014	$ Change	% Change
Total interest income	$65,831	$59,824	$6,007	10.0%
Intersegment interest allocations	3,144	3,562	(418)	(11.7%)
Total interest expense	6,978	5,091	1,887	37.1%
Net interest income (expense)	61,997	58,295	3,702	6.4%
Provision for loan losses	3,226	4,066	(840)	(20.7%)
Net interest income (expense) after provision	58,771	54,229	4,542	8.4%
Gain on branch sale	—	12,619	(12,619)	(100.0%)
Other noninterest income	9,644	8,898	746	8.4%
Noninterest expense	51,249	46,808	4,441	9.5%
Operating income (loss)	$17,166	$28,938	$(11,772)	(40.7%)

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

Our provision for loan losses was $3.2 million for the year ended December 31, 2015 compared with $4.1 million for the year ended December 31, 2014.  The lower provision for loan losses in the year ended December 31, 2015 reflects our improving asset quality and low level of net charge-offs in our portfolio.  This credit performance improvement impacts the historical loss rates used in the quantitative component of our required ALLL calculations, as more recent periods of improved credit performance become more indicative of incurred losses than prior years in which we experienced higher loss rates, resulting in a lower required ALLL as a percentage of outstanding loan balances as of December 31, 2015.   In addition, the provision associated with the recording of specific allowances on individually evaluated impaired loans decreased during the year ended December 31, 2015 as we recorded net specific allowances of $0.5 million during 2015 compared to net specific allowances of $0.7 million for the year ended December 31, 2014.  These decreases were offset in part by growth in Banking segment loan balances during the year ended December 31, 2015.

Noninterest expense was $51.2 million for the year ended December 31, 2015, compared with $46.8 million for the year ended December 31, 2014, driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending as well as merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

Asset Management

(Dollars in thousands)	Years Ended December 31,		2015 Compared to 2014
Asset Management	2015	2014	$ Change	% Change
Total interest income	$108	$—	$108	100.0%
Intersegment interest allocations	—	—	—	—
Total interest expense	10	—	10	100.0%
Net interest income (expense)	98	—	98	100.0%
Provision for loan losses	—	—	—	—
Net interest income (expense) after provision	98	—	98	100.0%
Bargain purchase gain	15,117	—	15,117	100.0%
Other noninterest income	5,757	989	4,768	482.1%
Noninterest expense	6,866	2,381	4,485	188.4%
Operating income (loss)	$14,106	$(1,392)	$15,498	1113.4%

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

Corporate

(Dollars in thousands)	Years Ended December 31,		2015 Compared to 2014
Corporate	2015	2014	$ Change	% Change
Total interest income	$718	$74	$644	870.3%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,121	1,679	(558)	(33.2%)
Net interest income (expense)	(403)	(1,605)	1,202	(74.9%)
Provision for loan losses	—	—	—	—
Net interest income (expense) after provision	(403)	(1,605)	1,202	(74.9%)
Noninterest income	1,040	672	368	54.8%
Noninterest expense	5,879	4,872	1,007	20.7%
Operating income (loss)	$(5,242)	$(5,805)	$563	(9.7%)

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

Financial Condition

Assets

Total assets were $2.641 billion at December 31, 2016, compared to $1.691 billion at December 31, 2015, an increase of $950 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $2.028 billion at December 31, 2016, compared with $1.292 billion at December 31, 2015.

We offer a broad range of lending and credit products.  Within our bank subsidiary, we offer a full range of lending products, including commercial real estate, construction and development, residential real estate, production agriculture, general commercial, mortgage warehouse facilities, farmland and consumer loans, focused on our community banking markets in Iowa, Illinois, Colorado, and Kansas.  We also originate a variety of commercial finance products offered on a nationwide basis.  These products include our factored receivables, the asset-based loans and equipment loans originated under our Triumph Commercial Finance brand, the healthcare asset-based loans originated under our Triumph Healthcare Finance brand, and the premium finance loans originated under our Triumph Premium Finance brand.

As part of the ColoEast acquisition on August 1, 2016, the Company acquired loans with an unpaid principal balance of $473 million and recorded a fair value purchase discount of $12 million, reflecting a fair value of $461 million.  The following table provides the acquired ColoEast loans by loan portfolio category as of the acquisition date:

(Dollars in thousands)	Fair Value
Commercial real estate	$97,476
Construction, land development, land	61,651
1-4 family residential properties	36,503
Farmland	101,210
Commercial	156,734
Factored receivables	694
Consumer	6,507
$460,775

The following table shows our loans by portfolio categories as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Recorded Investment	% of Total	Recorded Investment	% of Total
Commercial real estate	$442,237	22%	$291,819	23%
Construction, land development, land	109,812	5%	43,876	3%
1-4 family residential properties	104,974	5%	78,244	6%
Farmland	141,615	7%	33,573	3%
Commercial	778,643	39%	495,356	38%
Factored receivables	238,198	12%	215,088	17%
Consumer	29,764	1%	13,050	1%
Mortgage warehouse	182,381	9%	120,879	9%
Total Loans	$2,027,624	100%	$1,291,885	100%

Commercial Real Estate Loans. Our commercial real estate loans were $442.2 million at December 31, 2016, an increase of $150.4 million from $291.8 million at December 31, 2015, due primarily to the $97.5 million of ColoEast loans acquired and new loan origination activity during 2016 as we allocated internal resources to source additional commercial real estate opportunities.

Construction and Development Loans. Our construction and development loans were $109.8 million at December 31, 2016, an increase of $65.9 million from $43.9 million at December 31, 2015, due primarily to the $61.7 million of ColoEast loans acquired and limited growth of this category in our markets.

Residential Real Estate Loans. Our one-to-four family residential loans were $105.0 million at December 31, 2016, an increase of $26.8 million from $78.2 million at December 31, 2015, due primarily to the $36.5 million of ColoEast loans acquired.  This increase was partially offset by paydowns in excess of new loan activity for the period.  As previously discussed, we made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  As a result, we expect our residential real estate loan balances, including the acquired ColoEast residential real estate loans, to continue to decline as existing loans payoff.

Farmland Loans. Our farmland loans were $141.6 million at December 31, 2016, an increase of $108.0 million compared to $33.6 million at December 31, 2015, due primarily to the $101.2 million of ColoEast loans acquired.

Commercial Loans. Our commercial loans held for investment were $778.6 million at December 31, 2016, an increase of $283.2 million from $495.4 million at December 31, 2015. The increase in commercial loans was driven by growth in the asset-based and equipment finance loans originated under our Triumph Commercial Finance brand as we continue to execute on our growth strategy for such products. In addition, premium finance loans originated under our Triumph Premium Finance brand continued to grow during the period.  The increase in commercial loans was also impacted by the $156.7 million of ColoEast loans acquired.  The ColoEast commercial loans acquired included $103.7 million of balances to support agricultural operations in the Colorado and Kansas markets, which increased our total commercial agriculture lending to $108.2 million at December 31, 2016.  Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets and purchased shared national credits, increased from $168.8 million at December 31, 2015 to $215.0 million at December 31, 2016.  This increase included $53.0 million of acquired ColoEast loans.  The remaining increase is a result of new originations in our community banking markets in excess of paydowns as we continue to focus on lending activities to support businesses within our local communities. A portion of this increase was offset by a decrease due to $24.5 million of shared national credits being transferred to the held for sale classification and sold during the year ended December 31, 2016.  The following table shows our commercial products as of December 31, 2016 and December 31, 2015:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Commercial
TCF equipment	$190,393	$148,951
TCF asset-based lending	161,454	75,134
THF asset-based lending	79,668	80,200
Premium finance	23,971	1,612
Agriculture	108,197	20,665
Other commercial lending	214,960	168,794
Total commercial loans	$778,643	$495,356

Factored Receivables. Our factored receivables were $238.2 million at December 31, 2016, an increase of $23.1 million, from $215.1 million at December 31, 2015, as we continue to execute on our growth strategy for this product at Triumph Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.  Purchase volumes at Triumph Business Capital were $1.828 billion during the year ended December 31, 2016 and Triumph Commercial Finance recorded purchase volume of $229 million for the year ended December 31, 2016.

Consumer Loans. Our consumer loans were $29.8 million at December 31, 2016, an increase of $16.7 million compared to $13.1 million at December 31, 2015, due in part to the $6.5 million of ColoEast loans acquired and new loan consumer loan origination activity during the year ended December 31, 2016.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $182.4 million at December 31, 2016, an increase of $61.5 million from $120.9 million at December 31, 2015. The increase was primarily due to higher utilization of our clients’ mortgage warehouse facilities during the period, as well as the addition of new clients.  Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of December 31, 2016.

	December 31, 2016
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$67,148	$245,826	$129,263	$442,237
Construction, land development, land	67,466	35,781	6,565	109,812
1-4 family residential properties	7,235	33,557	64,182	104,974
Farmland	15,378	19,727	106,510	141,615
Commercial	335,513	398,321	44,809	778,643
Factored receivables	238,198	—	—	238,198
Consumer	5,343	10,556	13,865	29,764
Mortgage warehouse	182,381	—	—	182,381
	$918,662	$743,768	$365,194	$2,027,624

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$563,606	$112,700
Floating interest rates		180,162	252,494
Total		$743,768	$365,194

As of December 31, 2016, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (23%), Colorado (22%), Illinois (21%), and Iowa (7%) make up 73% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.  At December 31, 2015, the states of Texas (31%), Illinois (30%) and Iowa (14%) made up 75% of the Company’s gross loans, excluding factored receivables.

Further, a majority (77%) of our factored receivables, representing approximately 9% of our total loan portfolio as of December 31, 2016, are receivables purchased from trucking fleets and owner-operators in the transportation industry. Although such concentration may cause our future income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.  At December 31, 2015, 82% of our factored receivables, representing approximately 14% of our total loan portfolio, were receivables purchased from trucking fleets and owner-operators in the transportation industry.

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

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Nonperforming loans:
Commercial real estate	$1,456	$725
Construction, land development, land	362	—
1-4 family residential properties	1,039	551
Farmland	1,334	—
Commercial	30,640	3,281
Factored receivables	2,153	1,931
Consumer	89	—
Mortgage Warehouse	—	—
Purchased credit impaired	8,233	6,867
Total nonperforming loans	45,306	13,355
OREO acquired through foreclosure, net	6,077	5,177
Other repossessed assets	817	—
Total nonperforming assets	$52,200	$18,532

Nonperforming assets to total assets	1.98%	1.10%
Nonperforming loans to total loans held for investment	2.23%	1.03%
Total past due loans to total loans held for investment	3.61%	2.41%

We had $45.3 million and $13.4 million in nonperforming loans, including nonaccrual PCI loans, as of December 31, 2016 and December 31, 2015, respectively. Nonperforming loans increased from December 31, 2015 to December 31, 2016, primarily due to the deterioration of certain commercial finance equipment and asset-based loans as well as an individual commercial operating loan, including relationships restructured as TDRs.  We recorded an additional $1.8 million of specific loan loss reserves against these nonperforming balances during the year ended December 31, 2016.  We also acquired approximately $7.4 million of nonaccrual PCI loans in the ColoEast acquisition, which are included in the nonperforming loan balances in the table above as of December 31, 2016.  Acquired PCI loans for which we are accreting interest are not reported in the nonperforming loan classification.

As a result of the above activity, the ratio of nonperforming loans to total loans increased to 2.23% at December 31, 2016 compared to 1.03% at December 31, 2015, and, combined with the increase in our OREO balances, our ratio of nonperforming assets to total assets increased to 1.98% at December 31, 2016 compared to 1.10% at December 31, 2015.

We experienced a reported increase in our total past due loans to total loans during the year ended December 31, 2016 to 3.61% from 2.41% at December 31, 2015.  This increase was partially attributable to the increase in contractually past due loans acquired in the ColoEast acquisition of approximately $19.2 million as well as the additional nonperforming commercial finance loans described above.

Our OREO as of December 31, 2016 totaled $6.1 million, an increase of $0.9 million from the $5.2 million as of December 31, 2015.  The increase was primarily due to OREO with a fair value of $3.0 million acquired in the ColoEast acquisition on August 1, 2016, offset by OREO sales during the year ended December 31, 2016.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At December 31, 2016 and December 31, 2015, we had $20.1 million and $13.9 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at December 31, 2016 and December 31, 2015 were graded as “substandard”.

Allowance for Loan and Lease Losses

ALLL is a valuation allowance for probable incurred credit losses. Loan losses are charged against the ALLL when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL. Management estimates the ALLL balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the ALLL may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

Purchased loans are recorded at fair value at the date of acquisition without carryover of the seller’s ALLL. Therefore we maintain an ALLL on purchased loans based on credit deterioration subsequent to the acquisition date. On August 1, 2016, we acquired loans with a fair value of $460.8 million in the ColoEast acquisition.  This fair value included a purchase discount of $12.0 million from the acquisition date unpaid principal balance of the ColoEast loans.  This purchase discount incorporated expected credit exposure associated with the acquired loans and as a result, the acquired ColoEast loan portfolio had minimal impact on the ending ALLL balance at December 31, 2016.

Analysis of the Allowance for Loan and Lease Losses

The following table sets forth the ALLL by category of loan:

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$1,813	22%	0.41%	$1,489	23%	0.51%
Construction, land development, land	465	5%	0.42%	367	3%	0.84%
1-4 family residential properties	253	5%	0.24%	274	6%	0.35%
Farmland	170	7%	0.12%	134	3%	0.40%
Commercial	8,014	39%	1.03%	5,276	38%	1.07%
Factored receivables	4,088	12%	1.72%	4,509	17%	2.10%
Consumer	420	1%	1.41%	216	1%	1.66%
Mortgage Warehouse	182	9%	0.10%	302	9%	0.25%
Total Loans	$15,405	100%	0.76%	$12,567	100%	0.97%

From December 31, 2015 to December 31, 2016, the ALLL increased from $12.6 million or 0.97% of total loans to $15.4 million or 0.76% of total loans. The increase in ALLL was partially driven by a $1.2 million increase in net specific allowances recorded on impaired loans during the year ended December 31, 2016.  In addition, our ALLL increased due to the $275 million increase in the loan portfolio during the year ended December 31, 2016, excluding the ColoEast acquired loans.

The following table presents the unpaid principal and recorded investment for loans at December 31, 2016. The difference between the unpaid principal balance and recorded investment is associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $15.2 million and (2) net deferred origination and factoring fees totaling $2.8 million. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan are limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
December 31, 2016	Investment	Principal	Difference
Commercial real estate	$442,237	$447,926	$(5,689)
Construction, land development, land	109,812	113,211	(3,399)
1-4 family residential properties	104,974	106,852	(1,878)
Farmland	141,615	142,673	(1,058)
Commercial	778,643	783,349	(4,706)
Factored receivables	238,198	239,432	(1,234)
Consumer	29,764	29,782	(18)
Mortgage warehouse	182,381	182,381	—
	$2,027,624	$2,045,606	$(17,982)

At December 31, 2016 and December 31, 2015, we had $23.6 million and $21.2 million, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the years ended December 31, 2016, 2015 and 2014, and the effects of those items on our ALLL:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance at beginning of period	$12,567	$8,843	$3,645
Loans charged-off:
Commercial real estate	(5)	(152)	(18)
Construction, land development, land	—	—	(100)
1-4 family residential properties	(84)	(205)	(409)
Farmland	—	—	—
Commercial	(3,643)	(145)	(13)
Factored receivables	(856)	(540)	(419)
Consumer	(564)	(347)	(393)
Mortgage warehouse	—	—	—
Total loans charged-off	$(5,152)	$(1,389)	$(1,352)
Recoveries of loans charged-off:
Commercial real estate	$16	$53	$4
Construction, land development, land	6	—	13
1-4 family residential properties	85	204	108
Farmland	—	—	—
Commercial	991	43	219
Factored receivables	120	79	68
Consumer	79	205	280
Mortgage warehouse	—	—	—
Total loans recoveries	$1,297	$584	$692
Net loans charged-off	$(3,855)	$(805)	$(660)
Provision for (reversal of) loan losses:
Commercial real estate	$313	$1,055	$199
Construction, land development, land	92	34	310
1-4 family residential properties	(22)	60	416
Farmland	36	115	12
Commercial	5,390	1,375	2,652
Factored receivables	315	1,508	1,971
Consumer	689	218	204
Mortgage warehouse	(120)	164	94
Total provision for (reversal of) loan losses	$6,693	$4,529	$5,858
Balance at end of period	$15,405	$12,567	$8,843

Average total loans held for investment	$1,549,788	$1,106,489	$942,144
Net charge-offs to average total loans held for investment	0.25%	0.07%	0.07%
Allowance to total loans held for investment	0.76%	0.97%	0.88%

Net loans charged off for the year ended December 31, 2016 were $3.9 million, compared to net loans charged off of $0.8 million for the year ended December 31, 2015 and $0.7 million for the year ended December 31, 2104.  The commercial loan charge-off activity during the year ended December 31, 2016 was primarily due to three client relationships.  Net charge-offs as a percentage of average total loans held for investment were 0.25% for the year ended December 31, 2016 and 0.07% for each of the years ended December 31, 2015 and 2014, respectively.

Loans Held for Sale

At December 31, 2016 we held no originated residential mortgage loans for sale.  The Company made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  We chose to exit this business as the infrastructure investments necessary to appropriately address the operational and compliance risk associated with the business outweighed the amount of profitability generated.  At December 31, 2015, originated mortgage loans held for sale were $1.3 million.

Residential mortgage loan sales of $2.2 million occurred during the year ended December 31, 2016, with negligible gains recorded.  Residential mortgage loan sales of $62.8 million occurred during the year ended December 31, 2015 and resulted in recognized net gains on sale of $1.6 million.

During the year ended December 31, 2016, other loans were held for sale, primarily shared national credits.  These loans were transferred to the held for sale classification and sold during the year ended December 31, 2016.

Securities

We held securities classified as available for sale with a fair value of $275.0 million as of December 31, 2016, an increase of $111.8 million from $163.2 million at December 31, 2015. The increase is primarily due to $161.7 million of available for sale investment securities acquired in the ColoEast acquisition on August 1, 2016, of which $20.0 million were subsequently sold.  An offsetting decrease is also attributable to normal portfolio management activities, with the net reduction being attributed to normal sales, payment, and amortization activity. For the year ended December 31, 2016, securities, including the sale of $20.0 million of ColoEast acquired securities discussed above, were sold resulting in proceeds of $34.3 million and a net loss on sale of $0.1 million. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

Equity securities classified as available for sale at December 31, 2016 represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility.

As of December 31, 2016, we have investments classified as held to maturity with an amortized cost of $29.4 million, all of which were purchased during the year ended December 31, 2016.  Approximately $26.0 million of these securities represent investments in “A” rated floating rate CLO securities.  Credit spreads on these products widened early this year due to market volatility, providing an opportunity to purchase these securities at attractive risk-adjusted yields.  We were able to leverage the expertise of our Triumph Capital Advisors team to underwrite and select the securities purchased.  These floating rate CLO securities provide an initial yield of approximately 4.7% with an estimated average expected life of approximately 6.5 years.  These are not CLO securities issued or managed by Triumph Capital Advisors, but by other CLO managers.  The remaining $3.4 million of held to maturity securities represent a minority investment in the unrated subordinated notes of recently issued CLOs managed by Trinitas Capital Management.  Triumph Capital Advisors provides certain middle and back office services to Trinitas Capital Management with respect to the CLOs, but does not serve as asset manager.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of December 31, 2016:

	Maturity as of December 31, 2016
	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$69,579	0.62%	$111,366	1.51%	$—	—	$—	—	$180,945	1.16%
Mortgage-backed securities	5	5.55%	537	1.87%	2,406	1.95%	21,762	2.03%	24,710	2.02%
Asset backed securities	—	—	4,940	1.86%	—	—	8,091	2.19%	13,031	2.06%
State and municipal	858	1.16%	2,407	1.32%	4,774	1.11%	19,300	1.19%	27,339	1.19%
Corporate bonds	10,727	1.87%	14,870	2.09%	1,414	2.78%	276	5.13%	27,287	2.07%
SBA pooled securities	1	2.13%	4	2.62%	151	2.83%	—	—	156	2.81%
Mutual fund(1)	2,000	—	—	—	—	—	—	—	2,000	—
Total securities available for sale	$83,170	0.79%	$134,124	1.58%	$8,745	1.69%	$49,429	1.76%	$275,468	1.38%

Securities held-to-maturity	$—	—	$—	—	$13,234	5.13%	$16,118	6.55%	$29,352	5.91%
(1)	These equity securities do not have a stated maturity.

Liabilities

Our total liabilities were $2.352 billion as of December 31, 2016, an increase of $929 million, from $1.423 billion at December 31, 2015. The net change was primarily due to a $767 million increase in customer deposits, a $1 million increase in customer repurchase agreements, a $100 million increase in Federal Home Loan Bank advances, an $8 million increase in junior subordinated debentures, a $49 million increase in subordinated notes, and a $4 million increase in other liabilities.

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

Our total deposits were $2.016 billion as of December 31, 2016, compared to $1.249 billion as of December 31, 2015, an increase of $767 million, due primarily to the $653.0 million of deposits assumed in the ColoEast acquisition.  As of December 31, 2016, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 54% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 46% of total deposits. See Note 9 – Deposits in the accompanying notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of December 31, 2016 and December 31, 2015.

The following table summarizes our average deposit balances and weighted average yields for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$269,635	0.10%	17%	$227,251	0.06%	19%
Individual retirement accounts	78,979	1.17%	5%	57,216	1.21%	5%
Money market	156,637	0.21%	10%	116,654	0.23%	10%
Savings	116,928	0.05%	8%	72,964	0.05%	6%
Certificates of deposit	640,490	1.09%	41%	501,293	1.05%	42%
Brokered deposits	52,816	1.04%	3%	49,867	1.00%	4%
Total interest bearing deposits	1,315,485	0.70%	84%	1,025,245	0.67%	86%
Noninterest bearing demand	243,349	—	16%	168,565	—	14%
Total deposits	$1,558,834	0.59%	100%	$1,193,810	0.58%	100%

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of December 31, 2016:

	$100,000 to	Over
(Dollars in thousands)	$250,000	$250,000	Total
Maturity
3 months or less	$87,700	$25,899	$113,599
Over 3 through 6 months	63,398	21,434	84,832
Over 6 through 12 months	164,401	63,273	227,674
Over 12 months	82,901	38,652	121,553
	$398,400	$149,258	$547,658

Other Borrowings

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $10.5 million as of December 31, 2016 and $9.3 million at December 31, 2015. Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions. The following table provides a summary of our customer repurchase agreements as of and for the years ended December 31, 2016 and 2015:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Amount outstanding at end of period	$10,490	$9,317
Weighted average interest rate at end of period	0.02%	0.02%
Average daily balance during the year	$11,984	$13,158
Weighted average interest rate during the year	0.02%	0.02%
Maximum month-end balance during the year	$15,329	$16,033

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled $230.0 million as of December 31, 2016 and $130.0 million as of December 31, 2015. Of the FHLB borrowings outstanding as of December 31, 2016, $185.0 million were short term borrowings maturing within one year and $45.0 million were long term borrowings maturing after one but within three years.  As of December 31, 2016 and December 31, 2015, we had $267.1 million and $150.3 million, respectively, in unused and available advances from the FHLB. The increase in our total borrowing capacity from December 31, 2015 to December 31, 2016 was primarily the result of the addition of the ColoEast portfolio in August 2016. The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2016 and 2015:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Amount outstanding at end of period	$230,000	$130,000
Weighted average interest rate at end of period	0.58%	0.32%
Average daily balance during the year	$174,784	$34,244
Weighted average interest rate during the year	0.41%	0.19%
Maximum month-end balance during the year	$291,000	$130,000

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of December 31, 2016:

				Variable	Interest Rate At
(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate	December 31, 2016
National Bancshares Capital Trust II	$15,464	$12,754	September 2033	LIBOR + 3.00%	3.96%
National Bancshares Capital Trust III	17,526	12,209	July 2036	LIBOR + 1.64%	2.52%
ColoEast Capital Trust I	5,155	3,358	September 2035	LIBOR + 1.60%	2.60%
ColoEast Capital Trust II	6,700	4,419	March 2037	LIBOR + 1.79%	2.79%
	$44,845	$32,740

These debentures are unsecured obligations and were issued to trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures may be called by the Company at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month LIBOR plus a weighted average spread of 1.82%. As part of the purchase accounting adjustments made with the National Bancshares, Inc. acquisition on October 15, 2013 and the ColoEast acquisition on August 1, 2016, we adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition dates. The discount on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $32.7 million was allowed in the calculation of Tier I capital as of December 31, 2016.

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

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $289.3 million as of December 31, 2016, an increase of $21.3 million from $268.0 million as of December 31, 2015. Stockholders’ equity increased during this period primarily due to net income for the period of $20.7 million.  Offsetting this increase were dividends paid on our preferred stock.

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

Our liquidity requirements are met primarily through cash flow from operations, receipt of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to other sources of funds. Liquid assets include cash, interest earning deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of funds include the sale of loans, brokered deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities and the issuance of common securities. For additional information regarding our operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in our consolidated financial statements.

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2016, TBK Bank had unsecured federal funds lines of credit with six unaffiliated banks totaling $122.5 million, with no amounts advanced against those lines at that time.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (as set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2016, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

As of December 31, 2016, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since December 31, 2016 that management believes would have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of December 31, 2016.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$342,059	14.6%	$187,449	8.0%	N/A	N/A
TBK Bank, SSB	$293,313	12.9%	$181,640	8.0%	$227,050	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$277,605	11.8%	$140,587	6.0%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$136,230	6.0%	$181,640	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$238,439	10.2%	$105,440	4.5%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$102,173	4.5%	$147,583	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$277,605	10.9%	$102,303	4.0%	N/A	N/A
TBK Bank, SSB	$277,593	11.0%	$100,802	4.0%	$126,002	5.0%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2016. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - December 31, 2016
(Dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Customer repurchase agreements	$10,490	$10,490	$—	$—	$—
FHLB advances	230,000	185,000	45,000	—	—
Junior subordinated debentures	44,845	—	—	—	44,845
Subordinated notes	50,000	—	—	—	50,000
Operating lease agreements	6,220	1,894	2,733	1,581	12
Time deposits with stated maturity dates	927,465	686,255	203,957	37,253	—
Total contractual obligations	$1,269,020	$883,639	$251,690	$38,834	$94,857

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

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Commitments to make loans	$14,925	$9,520
Unused lines of credit	255,086	116,703
Standby letters of credit	7,253	3,029
Total other commitments	$277,264	$129,252

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our financial condition and results of operations. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to originated loans, purchased loans, factored receivables, ALLL, goodwill and intangibles, and fair values of financial instruments. See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report for descriptions of these critical accounting policies.

Adoption of New Accounting Standards

See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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

As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the fair value of all interest earning assets and interest bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values.

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

The following table summarizes simulated change in net interest income versus unchanged rates as of December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	5.0%	1.0%	5.5%	(1.7%)
+300 basis points	3.6%	0.8%	3.9%	(1.4%)
+200 basis points	2.1%	0.2%	2.3%	(1.2%)
+100 basis points	0.8%	(0.2%)	0.9%	(0.7%)
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.8%)	(3.6%)	(1.9%)	(1.6%)

The following table presents the change in our economic value of equity as of December 31, 2016 and December 31, 2015, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	December 31, 2016	December 31, 2015
+400 basis points	(2.0%)	0.2%
+300 basis points	(3.2%)	(0.2%)
+200 basis points	(4.3%)	(1.0%)
+100 basis points	(4.1%)	(1.2%)
Flat rates	0.0%	0.0%
-100 basis points	(12.2%)	(5.9%)

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

As part of our asset/liability management strategy, our management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase. We also desire to acquire deposit transaction accounts, particularly noninterest or low interest bearing non-maturity deposit accounts, whose cost is less sensitive to changes in interest rates. We intend to focus our strategy on utilizing our deposit base and operating platform to increase these deposit transaction accounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Triumph Bancorp, Inc. and Subsidiaries

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Triumph Bancorp, Inc. and Subsidiaries (Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Dallas, Texas
February 17, 2017

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$38,613	$23,447
Interest bearing deposits with other banks	75,901	81,830
Total cash and cash equivalents	114,514	105,277
Securities - available for sale	275,029	163,169
Securities - held to maturity, fair value $30,821 and $0, respectively	29,352	—
Loans held for sale, at fair value	—	1,341
Loans, net of allowance for loan and lease losses of $15,405 and $12,567, respectively	2,012,219	1,279,318
Federal Home Loan Bank stock, at cost	8,430	3,818
Premises and equipment, net	45,460	22,227
Other real estate owned, net	6,077	5,177
Goodwill	28,810	15,968
Intangible assets, net	17,721	11,886
Bank-owned life insurance	36,509	29,535
Deferred tax asset, net	18,825	15,945
Other assets	48,121	37,652
Total assets	$2,641,067	$1,691,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$363,351	$168,264
Interest bearing	1,652,434	1,080,686
Total deposits	2,015,785	1,248,950
Customer repurchase agreements	10,490	9,317
Federal Home Loan Bank advances	230,000	130,000
Junior subordinated debentures	32,740	24,687
Subordinated notes	48,734	—
Other liabilities	13,973	10,321
Total liabilities	2,351,722	1,423,275
Commitments and contingencies - See Notes 13 and 14
Stockholders' equity - See Note 18
Preferred Stock Series A	4,550	4,550
Preferred Stock Series B	5,196	5,196
Common stock	182	181
Additional paid-in-capital	197,157	194,297
Treasury stock, at cost	(1,374)	(560)
Retained earnings	83,910	64,097
Accumulated other comprehensive income (loss)	(276)	277
Total stockholders’ equity	289,345	268,038
Total liabilities and stockholders' equity	$2,641,067	$1,691,313

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

	2016	2015	2014
Interest and dividend income:
Loans, including fees	$84,244	$61,637	$56,080
Factored receivables, including fees	35,213	33,944	28,158
Taxable securities	4,204	2,655	2,630
Tax exempt securities	178	59	60
Cash deposits	653	465	302
Total interest income	124,492	98,760	87,230
Interest expense:
Deposits	9,156	6,906	5,036
Senior secured note	—	—	584
Subordinated notes	835	—	—
Junior subordinated debentures	1,427	1,121	1,095
Other borrowings	716	82	55
Total interest expense	12,134	8,109	6,770
Net interest income	112,358	90,651	80,460
Provision for loan losses	6,693	4,529	5,858
Net interest income after provision for loan losses	105,665	86,122	74,602
Noninterest income:
Service charges on deposits	3,447	2,732	3,009
Card income	2,732	2,234	2,098
Net OREO gains (losses) and valuation adjustments	(1,427)	(108)	(582)
Net gains (losses) on sale of securities	(56)	259	88
Net gains on sale of loans	16	1,630	1,495
Fee income	2,240	1,931	1,820
Bargain purchase gain	—	15,117	—
Gain on branch sale	—	—	12,619
Asset management fees	6,574	5,646	989
Other	7,430	3,856	3,231
Total noninterest income	20,956	33,297	24,767
Noninterest expense:
Salaries and employee benefits	54,531	50,175	42,131
Occupancy, furniture and equipment	7,301	6,259	5,474
FDIC insurance and other regulatory assessments	913	1,086	1,042
Professional fees	5,529	4,429	3,574
Amortization of intangible assets	3,782	3,979	2,923
Advertising and promotion	2,716	2,061	2,594
Communications and technology	6,491	4,360	3,748
Other	11,849	9,516	7,716
Total noninterest expense	93,112	81,865	69,202
Net income before income tax	33,509	37,554	30,167
Income tax expense	12,809	8,421	10,378
Net income	20,700	29,133	19,789
Income attributable to noncontrolling interests	—	—	(2,060)
Net income attributable to Triumph Bancorp, Inc.	20,700	29,133	17,729
Dividends on preferred stock	(887)	(780)	(780)
Net income available to common stockholders	$19,813	$28,353	$16,949
Earnings per common share
Basic	$1.11	$1.60	$1.55
Diluted	$1.10	$1.57	$1.52

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

	2016	2015	2014
Net income	$20,700	$29,133	$19,789
Other comprehensive income:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(934)	(787)	1,384
Reclassification of amount realized through sale of securities	56	(259)	(88)
Tax effect	325	372	(478)
Total other comprehensive income (loss)	(553)	(674)	818
Comprehensive income	20,147	28,459	20,607
Income attributable to noncontrolling interests	—	—	(2,060)
Comprehensive income attributable to Triumph Bancorp, Inc.	$20,147	$28,459	$18,547

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other	Non
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Controlling	Total
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Interest	Equity
Balance, January 1, 2014	$9,746	9,832,585	$98	$104,631	—	$—	$18,992	$133	$26,997	$160,597
Issuance of common stock in connection with initial public offering, net of expenses	—	7,705,000	77	83,690	—	—	—	—	—	83,767
Issuance of restricted stock	—	436,738	5	32	—	—	—	—	—	37
Stock based compensation	—	—	—	2,690	—	—	—	—	—	2,690
Common stock issuance, net of costs	—	444	—	6	—	—	—	—	—	6
Purchase of treasury stock	—	(10,984)	—	—	10,984	(161)	—	—	—	(161)
Series T-1 and T-2 dividends	—	—	—	—	—	—	(2,194)	—	—	(2,194)
Series A Preferred dividends	—	—	—	—	—	—	(364)	—	—	(364)
Series B Preferred dividends	—	—	—	—	—	—	(416)	—	—	(416)
TCF Class B distributions	—	—	—	—	—	—	(63)	—	—	(63)
TCF Class B redemption	—	—	—	—	—	—	—	—	(1,100)	(1,100)
Series T-1 and T-2 redemption	—	—	—	—	—	—	—	—	(25,897)	(25,897)
Net income	—	—	—	—	—	—	19,789	—	—	19,789
Other comprehensive income (loss)	—	—	—	—	—	—	—	818	—	818
Balance, December 31, 2014	$9,746	17,963,783	$180	$191,049	10,984	$(161)	$35,744	$951	$—	$237,509
Issuance of restricted stock awards	—	77,956	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(3,632)	—	56	3,632	(56)	—	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	116	—	—	—	—	—	116
Stock based compensation	—	—	—	3,077	—	—	—	—	—	3,077
Purchase of treasury stock	—	(19,907)	—	—	19,907	(343)	—	—	—	(343)
Series A Preferred dividends	—	—	—	—	—	—	(365)	—	—	(365)
Series B Preferred dividends	—	—	—	—	—	—	(415)	—	—	(415)
Net income	—	—	—	—	—	—	29,133	—	—	29,133
Other comprehensive income (loss)	—	—	—	—	—	—	—	(674)	—	(674)
Balance, December 31, 2015	$9,746	18,018,200	$181	$194,297	34,523	$(560)	$64,097	$277	$—	$268,038
Issuance of restricted stock awards	—	101,642	1	(1)	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(9,820)	—	160	9,820	(160)	—	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	334	—	—	—	—	—	334
Stock based compensation	—	—	—	2,367	—	—	—	—	—	2,367
Purchase of treasury stock	—	(31,775)	—	—	31,775	(654)	—	—	—	(654)
Series A Preferred dividends	—	—	—	—	—	—	(366)	—	—	(366)
Series B Preferred dividends	—	—	—	—	—	—	(417)	—	—	(417)
TARP Preferred Stock assumed in acquisition	10,500	—	—	—	—	—	—	—	—	10,500
TARP Preferred dividends	—	—	—	—	—	—	(104)	—	—	(104)
Redemption of TARP Preferred Stock	(10,500)	—	—	—	—	—	—	—	—	(10,500)
Net income	—	—	—	—	—	—	20,700	—	—	20,700
Other comprehensive income (loss)	—	—	—	—	—	—	—	(553)	—	(553)
Balance, December 31, 2016	$9,746	18,078,247	$182	$197,157	76,118	$(1,374)	$83,910	$(276)	$—	$289,345

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

	2016	2015	2014
Cash flows from operating activities:
Net income	$20,700	$29,133	$19,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,817	2,143	1,946
Net accretion on loans and deposits	(7,482)	(4,928)	(8,992)
Amortization of junior subordinated debentures	325	264	252
Amortization of subordinated notes issuance costs	23	—	—
Net amortization on securities	2,285	590	1,010
Amortization of intangible assets	3,782	3,979	2,923
Deferred taxes	1,887	(280)	4,373
Provision for loan losses	6,693	4,529	5,858
Stock based compensation	2,367	3,077	2,690
Origination of loans held for sale	(891)	(59,261)	(58,123)
Proceeds from sale of loans originated for sale	2,248	62,838	68,845
Net (gains) losses on sale of securities	56	(259)	(88)
Net gain on loans transferred to loans held for sale	(154)	—	—
Net gains on sale of loans	(16)	(1,630)	(1,495)
Net OREO (gains) losses and valuation adjustments	1,427	108	582
Income from CLO warehouse investments	(3,184)	(1,151)	(545)
Bargain purchase gain	—	(15,117)	—
Gain on branch sale	—	—	(12,619)
(Increase) decrease in other assets	1,197	1,075	(1,525)
Increase (decrease) in other liabilities	(3,097)	186	(5,201)
Net cash provided by (used in) operating activities	30,983	25,296	19,680
Cash flows from investing activities:
Purchases of securities available for sale	(19,942)	(30,544)	(27,970)
Proceeds from sales of securities available for sale	34,338	17,635	24,424
Proceeds from maturities, calls, and pay downs of securities available for sale	31,847	11,132	26,548
Purchases of securities held to maturity	(29,117)	—	—
Proceeds from maturities, calls, and pay downs of securities held to maturity	136	—	—
Purchases of loans (shared national credits)	(995)	(28,619)	—
Proceeds from sale of loans	24,538	—	—
Net change in loans	(295,315)	(252,390)	(156,946)
Purchases of premises and equipment, net	(4,325)	(2,437)	(2,745)
Net proceeds from sale of OREO	3,320	3,881	5,321
Net cash paid for CLO warehouse investments	(25,000)	(20,500)	(7,000)
Net proceeds from CLO warehouse investments	25,500	2,450	7,450
(Purchases) redemptions of FHLB and Federal Reserve Bank stock, net	(4,062)	1,085	899
Cash paid for acquisitions, net	(14,479)	(127,591)	(49,482)
Proceeds from sale of loans obtained through Doral Money Inc. acquisition	—	36,765	—
Net proceeds from sale of branch	—	—	57,409
Net cash provided by (used in) investing activities	(273,556)	(389,133)	(122,092)
Cash flows from financing activities:
Net increase in deposits	114,002	83,998	156,509
Increase (decrease) in customer repurchase agreements	1,173	35	(2,048)
Increase (decrease) in Federal Home Loan Bank advances	100,000	127,000	(18,000)
Repayment of senior secured note	—	—	(12,573)
Proceeds from issuance of subordinated notes, net	48,676	—	—
Proceeds from issuance of other borrowings	—	99,975	—
Repayment of other borrowings	—	(1,659)	—
Issuance of common stock in connection with initial public offering, net of expenses	—	—	83,767
Issuance of common stock, net of costs	—	—	43
Purchase of Treasury Stock	(654)	(343)	(161)
Distributions on noncontrolling interest and preferred stock	(887)	(780)	(3,037)
Redemption of TARP preferred stock	(10,500)	—	—
Redemption of Senior Preferred Stock Series T-1 and T-2	—	—	(25,897)
Redemption of TCF Class B units	—	—	(1,100)
Net cash provided by (used in) financing activities	251,810	308,226	177,503
Net increase (decrease) in cash and cash equivalents	9,237	(55,611)	75,091
Cash and cash equivalents at beginning of period	105,277	160,888	85,797
Cash and cash equivalents at end of period	$114,514	$105,277	$160,888

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share amounts)

	2016	2015	2014
Supplemental cash flow information:
Interest paid	$10,453	$7,864	$8,225
Income taxes paid, net	$10,942	$5,878	$5,093
Supplemental noncash disclosures:
Loans transferred to OREO	$470	$743	$543
Premises transferred to OREO	$2,215	$—	$—
Securities transferred in satisfaction of other borrowings	$—	$98,316	$—
Loan purchases, not yet settled (shared national credits)	$—	$995	$—
Held to maturity securities transferred to available for sale	$—	$747	$—
Loans transferred to loans held for sale	$24,538	$—	$—
Loans transferred to branch assets held for sale	$—	$—	$78,071
Premises and equipment transferred to branch assets held for sale	$—	$—	$2,260

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Triumph Bancorp, Inc. (collectively with its subsidiaries, “Triumph”, or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph Capital Advisors, LLC (“TCA”), Triumph CRA Holdings, LLC (“TCRA”), TBK Bank, SSB (“TBK Bank”), TBK Bank’s wholly owned factoring subsidiary Advance Business Capital LLC, which currently operates under the d/b/a of Triumph Business Capital (“TBC”), and TBK Bank’s wholly owned subsidiary Triumph Insurance Group, Inc. (“TIG”).

TBK Bank also does business under the following names:  (i) Triumph Community Bank (“TCB”) with respect to its community banking business in certain markets; (ii)Triumph Commercial Finance (“TCF”) with respect to its asset-based lending, equipment lending and general factoring commercial finance products; (iii) Triumph Healthcare Finance (“THF”) with respect to its healthcare asset-based lending business; and (iv) Triumph Premium Finance (“TPF”) with respect to its insurance premium financing business.

Principles of Consolidation and Basis of Presentation

The Company consolidates subsidiaries in which it holds, directly or indirectly, a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles (“GAAP”). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has at least a majority of the voting interest. Variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.

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

The accounting and reporting policies of the Company and its subsidiaries conform to GAAP and general practice within the banking industry. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company uses the accrual basis of accounting for financial reporting purposes.

Use of Estimates

To prepare financial statements in conformity with GAAP management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, other short term investments and federal funds sold. All highly liquid investments with an initial maturity of less than 90 days are considered to be cash equivalents. Certain items, including loan and deposit transactions, customer repurchase agreements, and FHLB advances and repayments, are presented net in the statement of cash flows.

Securities

The Company determines the classification of securities at the time of purchase.  Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows:  1) OTTI related to credit loss, which must be recognized through earnings, and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of impairment is recognized through earnings.

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

Management occasionally transfers non-mortgage loans from held for investment to held for sale.  Gains or losses on the sale of these loans are recorded in noninterest income.

Loans

Originated Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the unpaid principal balance outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the remaining life of the loan without anticipating prepayments. Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Generally, loans are placed in nonaccrual status due to the continued failure to adhere to contractual payment terms by the borrower coupled with other pertinent factors, such as insufficient collateral value.

The accrual of interest income on loans is typically discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes uncertain. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual is charged against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchased Loans

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

Factored Receivables

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

Unearned factoring fees and unearned net origination fees are deferred and recognized over the weighted average collection period for each client.  Subsequent factoring fees are recognized in interest income as incurred by the client and deducted from the clients’ reserve balances.

Other factoring-related fees, which include wire transfer fees, carrier payment fees, fuel advance fees, and other similar fees, are reported by the Company as non-interest income as incurred by the client.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is a valuation allowance for probable incurred credit losses. The ALLL is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio at the balance sheet date.  The determination of the ALLL is inherently subjective as it requires material estimates which may be susceptible to significant changes. Loan losses are charged against the ALLL when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL. Management estimates the ALLL balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the ALLL may be made for specific impaired loans, but the entire ALLL is available for any loan that, in management’s judgment, should be charged-off.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TDRs are separately identified and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the ALLL.

The general component of the ALLL covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by loan portfolio category and is based on the actual loss history experienced by the Company since acquisition. This actual loss experience is supplemented with other qualitative factors based on the risks present for each loan portfolio category. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The following loan portfolio categories have been identified for purposes of determining the general component of the ALLL:

Commercial Real Estate — This category of loans consists of the following loan types:

Non-farm Non-residential — This category includes real estate loans for a variety of commercial property types and purposes, including owner occupied commercial real estate loans primarily secured by commercial office or industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. Repayment terms vary considerably, interest rates are fixed or variable, and are structured for full, partial, or no amortization of principal.  This category also includes investment real estate loans that are primarily secured by office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties. Generally, these types of loans are thought to involve a greater degree of credit risk than owner occupied commercial real estate as they are more sensitive to adverse economic conditions.

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

Commercial — Commercial loans are loans for commercial, corporate and business purposes. The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and across a variety of industries.  These loans include general commercial and industrial loans, loans to purchase capital equipment, agriculture operating loans and other business loans for working capital and operational purposes.  Commercial loans are generally secured by accounts receivable, inventory and other business assets.  Commercial loans also include shared national credits purchased by the Company.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Premium Finance — Loans that provide customized premium financing solutions for the acquisition of property and casualty insurance coverage.  In effect, these short term premium finance loans allow insureds to pay their insurance premiums over the life of the underlying policy, instead of paying the entire premium at the outset.

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

Consumer — Loans used for personal use typically on an unsecured basis.

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

Federal Home Loan Bank (“FHLB”) Stock

The Company is a member of the FHLB system.  Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, are restricted as to redemption, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Buildings and related components are depreciated using the straight-line method over thirty years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from three to ten years.

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

In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2016 and 2015 estimated fair value for non-impaired loans and deposits are highly judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.

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

TCA has also entered into transactions whereby it earns asset management fee income through the provision of middle and back office services to other CLO asset managers.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Segments

The Company’s reportable segments are comprised of strategic business units primarily based upon industry categories and to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing. Segment determination also considered organizational structure and our segment reporting is consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. Our chief operating decision maker is the Chief Executive Officer of Triumph Bancorp, Inc. The factoring segment includes the operations of TBC with revenue derived from factoring services. The banking segment includes the operations of TBK Bank. The banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The banking segment also includes commercial factoring services which are originated through the commercial finance division of TBK Bank. The asset management segment includes the operations of TCA with revenue derived from fees for managing CLO funds and providing middle and back office services to other CLO managers. Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

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

Stock Based Compensation

Compensation cost for restricted stock awards and stock options is recognized over the required service period, generally defined as the vesting period. The fair value of restricted stock awards is based upon the market value of the Company’s common stock at the date of grant.  The fair value of granted stock options is estimated at the date of grant using the Black-Scholes option-pricing model.

Earnings Per Common Share

Basic earnings per common share is net income less effects of noncontrolling interests and preferred shares divided by the weighted average number of common shares outstanding during the period excluding nonvested restricted stock awards. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock warrants, restricted stock awards, stock options, and preferred shares that are convertible to common shares.

Advertising Costs

Advertising costs are expensed as incurred.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly Issued, But Not Yet Effective Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the full effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, however, adoption of the ASU is not expected to have a significant impact.  The Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on our financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s financial statements.  The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU, however, the majority of the Company’s properties and equipment are owned, not leased.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  The FASB issued this ASU to improve the accounting for share-based payments.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including:  the presentation of income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and calculation of diluted earnings per share.  The new standard is effective for the Company on January 1, 2017.  Adoption of ASU 2016-09 is not expected to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers.  Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.  The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

NOTE 2 – Business combinations AND DIVESTITURES

Southern Transportation Insurance Agency

On September 1, 2016, the Company acquired Southern Transportation Insurance Agency, Ltd. in an all-cash transaction for $2,150,000. The purpose of the acquisition was to expand the Company’s product offerings for clients in the transportation industry. The Company recognized an intangible asset of $1,580,000 and goodwill of $570,000, which were allocated to the Company’s Banking segment. Goodwill resulted from expected enhanced product offerings and will be deducted for tax purposes.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ColoEast Bankshares, Inc.

On August 1, 2016, the Company acquired 100% of the outstanding common stock of ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, in an all-cash transaction for $70,000,000. The Company also assumed $10,500,000 of ColoEast preferred stock issued in conjunction with the U.S. Government’s Treasury Asset Relief Program (“TARP Preferred Stock”). Colorado East Bank & Trust, which was merged into TBK Bank upon closing, offers personal checking, savings, CD, money market, HSA, IRA, NOW and business accounts, as well as commercial and consumer loans from 18 branches and one loan production office located throughout Colorado and far western Kansas. The acquisition expanded the Company’s market into Colorado and Kansas and further diversified the Company’s loan, customer, and deposit base.

A summary of the fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

	Initial Values	Measurement
	Recorded at	Period	Adjusted
(Dollars in thousands)	Acquisition Date	Adjustments	Values
Assets acquired:
Cash and cash equivalents	$57,671	$—	$57,671
Securities	161,693	—	161,693
Loans	460,775	—	460,775
FHLB and Federal Reserve Bank stock	550	—	550
Premises and equipment	23,940	—	23,940
Other real estate owned	3,105	(143)	2,962
Intangible assets	7,238	—	7,238
Bank-owned life insurance	6,400	—	6,400
Deferred income taxes	4,511	(70)	4,441
Other assets	10,022	—	10,022
	735,905	(213)	735,692
Liabilities assumed:
Deposits	652,952	—	652,952
Junior subordinated debentures	7,728	—	7,728
Other liabilities	6,784	—	6,784
	667,464	—	667,464
Fair value of net assets acquired	68,441	(213)	68,228
Cash paid	70,000	—	70,000
TARP Preferred Stock assumed	10,500	—	10,500
Consideration transferred	80,500	—	80,500
Goodwill	$12,059	$213	$12,272

The consideration was comprised of a combination of cash and the assumption of ColoEast’s TARP Preferred Stock. The Company recognized goodwill of $12,272,000, which included measurement period adjustments related to the final valuation of other real estate owned acquired in the transaction and the finalization of income taxes associated with the transaction. Goodwill was calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in this acquisition resulted from expected synergies and expansion into the Colorado and Kansas markets. The goodwill will not be deducted for tax purposes.

The TARP Preferred Stock assumed in the acquisition was redeemed by the Company at par on August 31, 2016.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the ColoEast acquisition, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan and lease losses. Acquired loans were segregated between those considered to be purchased credit impaired (“PCI”) loans and those without credit impairment at acquisition. The following table presents details on acquired loans at the acquisition date:

	Loans, Excluding	PCI	Total
(Dollars in thousands)	PCI Loans	Loans	Loans
Commercial real estate	$86,569	$10,907	$97,476
Construction, land development, land	58,718	2,933	61,651
1-4 family residential properties	36,412	91	36,503
Farmland	100,977	233	101,210
Commercial	151,605	5,129	156,734
Factored receivables	694	—	694
Consumer	6,507	—	6,507
	$441,482	$19,293	$460,775

The following presents information at the acquisition date for non-PCI loans acquired in the transaction:

(Dollars in thousands)
Contractually required principal and interest payments	$530,404
Contractual cash flows not expected to be collected	$21,272
Fair value at acquisition	$441,482

Information about the acquired loan portfolio subject to PCI accounting guidance as of August 1, 2016 is as follows:

(Dollars in thousands)
Contractually required principal and interest payments	$25,124
Contractual cash flows not expected to be collected (nonaccretable difference)	1,707
Expected cash flows at acquisition	23,417
Interest component of expected cash flows (accretable yield)	4,124
Fair value of loans acquired with deterioration of credit quality	$19,293

The following table presents pro forma information for the years ended December 31, 2016 and 2015 as if the ColoEast acquisition had occurred at the beginning of 2015. The pro forma information includes adjustments for interest income on loans acquired, interest expense on junior subordinated debentures assumed, depreciation expense on property acquired, amortization of intangibles arising from the transaction, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been completed on the assumed date.

(Dollars in thousands)	December 31, 2016	December 31, 2015
Net interest income	$128,322	$117,051
Noninterest income	$22,671	$36,539
Net income	$21,220	$31,624
Basic earnings per common share	$1.14	$1.73
Diluted earnings per common share	$1.13	$1.70

The operations of ColoEast are included in the Company’s operating results beginning August 1, 2016.

Expenses related to the acquisition, including professional fees and other transaction costs, totaling $1,618,000 were recorded in noninterest expense in the consolidated statements of income during the year ended December 31, 2016.

Doral Money Acquisition

On March 3, 2015, the Company acquired 100% of the equity of Doral Money, Inc. (“DMI”), a subsidiary of Doral Bank, and the management contracts associated with two active CLOs with approximately $700,000,000 of managed assets. The consideration transferred in the acquisition consisted of cash paid of $135,864,000. The primary purpose of the acquisition was to expand the managed CLO assets at Triumph Capital Advisors, LLC.

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

The Company acquired loans with a fair value of $45,334,000 at the acquisition date in addition to other assets and liabilities. Under the terms of the agreement, the Company paid cash in the amount of $49,482,000 and recognized $1,921,000 in goodwill that was allocated to the Company’s Banking segment. Goodwill resulted from expected enhanced service offerings. Goodwill will be amortized for tax purposes, but not for financial reporting purposes.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at December 31, 2016 and 2015 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$180,945	$640	$(643)	$180,942
Mortgage-backed securities, residential	24,710	453	(173)	24,990
Asset backed securities	13,031	30	(159)	12,902
State and municipal	27,339	6	(708)	26,637
Corporate bonds	27,287	106	(3)	27,390
SBA pooled securities	156	1	—	157
Mutual fund	2,000	11	—	2,011
Total available for sale securities	$275,468	$1,247	$(1,686)	$275,029

		Gross	Gross
(Dollars in thousands)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$29,352	$1,527	$(58)	$30,821

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$90,533	$518	$(17)	$91,034
Mortgage-backed securities, residential	28,006	361	(27)	28,340
Asset backed securities	17,957	24	(455)	17,526
State and municipal	1,509	17	—	1,526
Corporate bonds	24,542	74	(57)	24,559
SBA pooled securities	183	1	—	184
Total available for sale securities	$162,730	$995	$(556)	$163,169

The amortized cost and estimated fair value of securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$81,164	$81,173	$—	$—
Due from one year to five years	128,643	128,622	—	—
Due from five years to ten years	6,188	6,063	13,234	13,990
Due after ten years	19,576	19,111	16,118	16,831
	235,571	234,969	29,352	30,821
Mortgage-backed securities, residential	24,710	24,990	—	—
Asset backed securities	13,031	12,902	—	—
SBA pooled securities	156	157	—	—
Mutual fund	2,000	2,011	—	—
	$275,468	$275,029	$29,352	$30,821

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from sales of securities and the associated gross gains and losses for the years ended December 31, 2016, 2015, and 2014 are as follows:

(Dollars in thousands)	2016	2015	2014
Proceeds	$34,338	$17,635	$24,424
Gross gains	17	259	98
Gross losses	(73)	—	(10)

Securities with a carrying amount of approximately $194,571,000 and $100,034,000 at December 31, 2016 and 2015, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$95,362	$(643)	$—	$—	$95,362	$(643)
Mortgage-backed securities, residential	6,594	(173)	—	—	6,594	(173)
Asset backed securities	—	—	7,946	(159)	7,946	(159)
State and municipal	25,771	(708)	—	—	25,771	(708)
Corporate bonds	372	(3)	—	—	372	(3)
SBA pooled securities	—	—	—	—	—	—
Mutual fund	—	—	—	—	—	—
Total available for sale securities	$128,099	$(1,527)	$7,946	$(159)	$136,045	$(1,686)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$3,323	$(58)	$—	$—	$3,323	$(58)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$10,029	$(17)	$—	$—	$10,029	$(17)
Mortgage-backed securities, residential	4,948	(27)	—	—	4,948	(27)
Asset backed securities	8,031	(416)	4,605	(39)	12,636	(455)
State and municipal	—	—	—	—	—	—
Corporate bonds	10,434	(57)	—	—	10,434	(57)
SBA pooled securities	—	—	—	—	—	—
	$33,442	$(517)	$4,605	$(39)	$38,047	$(556)

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

At December 31, 2016, the Company had 103 securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2016, management believes the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the recorded investment and unpaid principal for loans at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$442,237	$447,926	$(5,689)	$291,819	$299,272	$(7,453)
Construction, land development, land	109,812	113,211	(3,399)	43,876	45,376	(1,500)
1-4 family residential properties	104,974	106,852	(1,878)	78,244	81,141	(2,897)
Farmland	141,615	142,673	(1,058)	33,573	33,533	40
Commercial	778,643	783,349	(4,706)	495,356	496,719	(1,363)
Factored receivables	238,198	239,432	(1,234)	215,088	216,201	(1,113)
Consumer	29,764	29,782	(18)	13,050	13,072	(22)
Mortgage warehouse	182,381	182,381	—	120,879	120,879	—
Total	2,027,624	$2,045,606	$(17,982)	1,291,885	$1,306,193	$(14,308)
Allowance for loan and lease losses	(15,405)			(12,567)
	$2,012,219			$1,279,318

The difference between the recorded investment and unpaid principal balance is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $15,210,000 and $13,090,000 at December 31, 2016 and 2015, respectively, and (2) net deferred origination and factoring fees totaling $2,772,000 and $1,218,000 at December 31, 2016 and 2015, respectively.

As of December 31, 2016, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (23%), Colorado (22%), Illinois (21%), and Iowa (7%), make up 73% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is more affected by changes in the economies in these states.

A majority (77%) of the Company’s factored receivables, representing approximately 9% of the total loan portfolio as of December 31, 2016, are receivables purchased from trucking fleets and owner-operators in the transportation industry.

At December 31, 2016 and 2015, the Company had $23,597,000 and $21,188,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $497,573,000 and $280,289,000 at December 31, 2016 and 2015, respectively, were pledged to secure Federal Home Loan Bank advance capacity.

During the year ended December 31, 2016, loans with a carrying amount of $24,384,000 were transferred to loans held for sale as the Company made the decision to sell the loans. These loans were subsequently sold resulting in proceeds of $24,538,000 and a gain on sale of loans of $154,000, which was recorded as other noninterest income in the consolidated statements of income. No loan transfers were recorded during the years ended December 31, 2015 and 2014.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan and Lease Losses

The activity in the ALLL during the years ended December 31, 2016, 2015 and 2014 is as follows:

(Dollars in thousands)	Beginning				Ending
Year ended December 31, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,489	$313	$(5)	$16	$1,813
Construction, land development, land	367	92	—	6	465
1-4 family residential properties	274	(22)	(84)	85	253
Farmland	134	36	—	—	170
Commercial	5,276	5,390	(3,643)	991	8,014
Factored receivables	4,509	315	(856)	120	4,088
Consumer	216	689	(564)	79	420
Mortgage warehouse	302	(120)	—	—	182
	$12,567	$6,693	$(5,152)	$1,297	$15,405

(Dollars in thousands)	Beginning				Ending
Year ended December 31, 2015	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$533	$1,055	$(152)	$53	$1,489
Construction, land development, land	333	34	—	—	367
1-4 family residential properties	215	60	(205)	204	274
Farmland	19	115	—	—	134
Commercial	4,003	1,375	(145)	43	5,276
Factored receivables	3,462	1,508	(540)	79	4,509
Consumer	140	218	(347)	205	216
Mortgage warehouse	138	164	—	—	302
	$8,843	$4,529	$(1,389)	$584	$12,567

(Dollars in thousands)	Beginning				Ending
Year ended December 31, 2014	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$348	$199	$(18)	$4	$533
Construction, land development, land	110	310	(100)	13	333
1-4 family residential properties	100	416	(409)	108	215
Farmland	7	12	—	—	19
Commercial	1,145	2,652	(13)	219	4,003
Factored receivables	1,842	1,971	(419)	68	3,462
Consumer	49	204	(393)	280	140
Mortgage warehouse	44	94	—	—	138
	$3,645	$5,858	$(1,352)	$692	$8,843

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans individually and collectively evaluated for impairment, as well as PCI loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2016	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,456	$427,918	$12,863	$442,237	$100	$1,358	$355	$1,813
Construction, land development, land	362	105,493	3,957	109,812	25	440	—	465
1-4 family residential properties	1,095	101,551	2,328	104,974	1	252	—	253
Farmland	1,333	140,045	237	141,615	—	170	—	170
Commercial	33,033	738,088	7,522	778,643	2,101	5,913	—	8,014
Factored receivables	3,176	235,022	—	238,198	1,546	2,542	—	4,088
Consumer	73	29,691	—	29,764	—	420	—	420
Mortgage warehouse	—	182,381	—	182,381	—	182	—	182
	$40,528	$1,960,189	$26,907	$2,027,624	$3,773	$11,277	$355	$15,405

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2015	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$724	$286,006	$5,089	$291,819	$100	$1,034	$355	$1,489
Construction, land development, land	—	42,499	1,377	43,876	—	367	—	367
1-4 family residential properties	618	74,714	2,912	78,244	1	273	—	274
Farmland	—	33,573	—	33,573	—	134	—	134
Commercial	7,916	483,587	3,853	495,356	796	4,480	—	5,276
Factored receivables	3,422	211,666	—	215,088	1,694	2,815	—	4,509
Consumer	—	13,050	—	13,050	—	216	—	216
Mortgage warehouse	—	120,879	—	120,879	—	302	—	302
	$12,680	$1,265,974	$13,231	$1,291,885	$2,591	$9,621	$355	$12,567

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an ALLL and are excluded from these tables.

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2016	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$517	$517	$100	$939	$1,011
Construction, land development, land	277	275	25	85	86
1-4 family residential properties	8	14	1	1,087	1,215
Farmland	—	—	—	1,333	1,364
Commercial	15,022	15,018	2,101	18,011	18,096
Factored receivables	3,176	3,176	1,546	—	—
Consumer	—	—	—	73	73
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$19,525	$19,525	$4,128	$21,528	$21,845

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2015	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$531	$532	$100	$193	$229
Construction, land development, land	—	—	—	—	—
1-4 family residential properties	14	21	1	604	793
Farmland	—	—	—	—	—
Commercial	1,491	1,520	796	6,425	6,433
Factored receivables	2,850	2,850	1,694	572	572
Consumer	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$5,411	$5,448	$2,946	$7,794	$8,027

The following table presents average impaired loans and interest recognized on impaired loans for the years ended December 31, 2016, 2015, and 2014:

	Years Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,090	$46	$1,329	$—	$1,023	$213
Construction, land development, land	181	4	—	—	4	1
1-4 family residential properties	857	18	623	42	613	195
Farmland	667	45	—	—	—	—
Commercial	20,474	980	7,552	187	6,653	290
Factored receivables	3,299	—	2,347	—	1,017	12
Consumer	37	5	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
PCI	525	—	263	—	7	—
	$27,130	$1,098	$12,114	$229	$9,317	$711

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at December 31, 2016 and 2015:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2016	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$699	$144	$1,163	$2,006
Construction, land development, land	619	—	362	981
1-4 family residential properties	956	—	1,039	1,995
Farmland	3,583	141	541	4,265
Commercial	11,060	1,077	26,619	38,756
Factored receivables	11,921	2,153	—	14,074
Consumer	667	2	73	742
Mortgage warehouse	—	—	—	—
PCI	2,020	104	8,233	10,357
	$31,525	$3,621	$38,030	$73,176

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2015	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$693	$—	$673	$1,366
Construction, land development, land	—	—	—	—
1-4 family residential properties	909	9	533	1,451
Farmland	—	—	—	—
Commercial	3,704	—	2,021	5,725
Factored receivables	12,379	1,931	—	14,310
Consumer	286	—	—	286
Mortgage warehouse	—	—	—	—
PCI	1,092	—	6,867	7,959
	$19,063	$1,940	$10,094	$31,097

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Nonaccrual loans(1)	$38,030	$10,094
Factored receivables greater than 90 days past due	2,153	1,931
Troubled debt restructurings accruing interest	5,123	1,330
	$45,306	$13,355

(1)Includes troubled debt restructurings of $13,263,000 and $53,000 at December 31, 2016 and 2015, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2016 and 2015 based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
December 31, 2016	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$422,423	$6,951	$—	$12,863	$442,237
Construction, land development, land	105,493	362	—	3,957	109,812
1-4 family residential	101,339	1,307	—	2,328	104,974
Farmland	136,474	4,904	—	237	141,615
Commercial	729,634	41,487	—	7,522	778,643
Factored receivables	236,084	1,029	1,085	—	238,198
Consumer	29,688	76	—	—	29,764
Mortgage warehouse	182,381	—	—	—	182,381
	$1,943,516	$56,116	$1,085	$26,907	$2,027,624

(Dollars in thousands)
December 31, 2015	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$284,753	$1,977	$—	$5,089	$291,819
Construction, land development, land	42,499	—	—	1,377	43,876
1-4 family residential	73,838	1,494	—	2,912	78,244
Farmland	33,573	—	—	—	33,573
Commercial	470,208	21,295	—	3,853	495,356
Factored receivables	212,588	1,019	1,481	—	215,088
Consumer	13,050	—	—	—	13,050
Mortgage warehouse	120,879	—	—	—	120,879
	$1,251,388	$25,785	$1,481	$13,231	$1,291,885

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $18,386,000 and $1,383,000 as of December 31, 2016 and 2015, respectively. The Company had allocated specific allowances for these loans of $1,911,000 and $0 at December 31, 2016 and 2015, respectively, and had not committed to lend additional amounts. Troubled debt restructurings are the result of extending amortization periods, reducing contractual interest rates, or a combination thereof. The Company did not grant principal reductions on any restructured loans.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans modified as troubled debt restructurings that occurred during the years ended December 31, 2016 and 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
December 31, 2016	Loans	Investment	Investment
Commercial real estate	3	$809	$809
Farmland	1	793	793
Commercial	27	16,612	16,612
	31	$18,214	$18,214

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
December 31, 2015	Loans	Investment	Investment
Commercial	4	$1,544	$1,214

During the year ended December 31, 2016, the Company had one borrower relationship with a recorded investment of $2,011,000 at December 31, 2016, comprised of 14 individual commercial loans modified as troubled debt restructurings, for which there were payment defaults within twelve months following the modification. The payment defaults did not result in incremental allowance allocations or charge-offs. During the year ended December 31, 2015, there were no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due.

Purchased Credit Impaired Loans

The Company has loans that were acquired for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans receivable at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Contractually required principal and interest:
Real estate loans	$25,013	$17,800
Commercial loans	9,703	5,335
Outstanding contractually required principal and interest	$34,716	$23,135
Gross carrying amount included in loans receivable	$26,907	$13,231

The changes in accretable yield during the years ended December 31, 2016, 2015 and 2014 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Accretable yield, beginning balance	$2,594	$4,977	$4,587
Additions	4,124	—	482
Accretion	(3,092)	(4,023)	(4,276)
Reclassification from nonaccretable to accretable yield	646	1,805	4,677
Disposals	(11)	(165)	(493)
Accretable yield, ending balance	$4,261	$2,594	$4,977

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Beginning balance	$5,177	$8,423	$13,783
Acquired through business acquisition	2,962	—	—
Loans transferred to OREO	470	743	543
Premises transferred to OREO	2,215	—	—
Net OREO gains (losses) and valuation adjustments	(1,427)	(108)	(582)
Sales of OREO	(3,320)	(3,881)	(5,321)
Ending balance	$6,077	$5,177	$8,423

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2016 and 2015 consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Land	$6,844	$4,866
Buildings	30,646	12,084
Leasehold improvements	4,667	4,179
Furniture, fixtures and equipment	11,112	6,554
	53,269	27,683
Accumulated depreciation	(7,809)	(5,456)
	$45,460	$22,227

Depreciation expense was $2,817,000, $2,143,000 and $1,946,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company leases certain properties and equipment under operating leases. Rent expense was $2,053,000, $1,985,000 and $1,771,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Rent commitments at December 31, 2016, before considering renewal options that generally are present, were as follows:

(Dollars in thousands)
2017	$1,894
2018	1,566
2019	1,167
2020	1,156
2021	425
Thereafter	12
$6,220

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	December 31	December 31,
(Dollars in thousands)	2016	2015
Goodwill	$28,810	$15,968

	December 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$21,825	$(8,423)	$13,402	$14,586	$(5,765)	$8,821
Other intangible assets	6,006	(1,687)	4,319	4,830	(1,765)	3,065
	$27,831	$(10,110)	$17,721	$19,416	$(7,530)	$11,886

The changes in goodwill and intangible assets by operating segment during the year are as follows:

(Dollars in thousands)			Asset
December 31, 2016	Factoring	Banking	Management	Total
Beginning balance	$8,875	$17,482	$1,497	$27,854
Acquired goodwill	—	12,842	—	12,842
Acquired intangibles	—	8,818	799	9,617
Amortization of intangibles	(4)	(3,003)	(775)	(3,782)
Ending balance	$8,871	$36,139	$1,521	$46,531

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Total
Beginning balance	$8,870	$20,187	$—	$29,057
Acquired intangibles	8	—	2,768	2,776
Amortization of intangibles	(3)	(2,705)	(1,271)	(3,979)
Ending balance	$8,875	$17,482	$1,497	$27,854

(Dollars in thousands)			Asset
December 31, 2014	Factoring	Banking	Management	Total
Beginning balance	$8,846	$19,672	$—	$28,518
Acquired goodwill	—	1,921	—	1,921
Acquired intangibles	26	2,029	—	2,055
Divestiture	—	(514)	—	(514)
Amortization of intangibles	(2)	(2,921)	—	(2,923)
Ending balance	$8,870	$20,187	$—	$29,057

No goodwill or intangibles have been assigned to the Corporate operating segment.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company assesses goodwill for impairment at its reporting units that contain goodwill, Factoring and Banking. At the measurement date, these reporting units had positive equity and the Company elected to perform qualitative assessments to determine if it was more likely than not that the fair value of the reporting units exceeded their carrying values, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired intangible assets are being amortized utilizing an accelerated method over their estimated useful lives, which range from 1 to 12 years. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2017	$4,256
2018	3,753
2019	2,775
2020	2,194
2021	1,746
Thereafter	2,997
$17,721

NOTE 8 — VARIABLE INTEREST ENTITIES

Collateralized Loan Obligation Funds - Closed

The Company, through its subsidiary TCA, acts as the asset manager or provides certain middle and back office services to the asset manager of various CLO funds. TCA earns asset management fees in accordance with the terms of its asset management or staffing and services agreements associated with the CLO funds. TCA earned asset management fees totaling $6,574,000, $5,646,000, and $989,000 for the years ended December 31, 2016, 2015, and 2014.

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

The following table summarizes the closed CLO offerings for which TCA is not the asset manager, but provides certain middle and back office services to the asset manager:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The securities sold in the above CLO offerings were issued in a series of tranches ranging from an AAA rated debt tranche to an unrated tranche of subordinated notes. The Company holds investments in the subordinated notes of Trinitas IV and Trinitas V with a carrying amount of $3,380,000, which are classified as held to maturity securities within the Company’s consolidated balance sheet at December 31, 2016.

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

Collateralized Loan Obligation Fund – Warehouse Phase

On June 17, 2016, Trinitas CLO VI, Ltd. (“Trinitas VI”) was formed to be the issuer of a CLO offering.  Trinitas VI is capitalized with subordinated debt issued to the Company and third party investors.  The entity entered into a warehouse credit agreement in order to begin acquiring senior secured loan assets that will comprise the initial collateral pool of the CLOs once issued. When finalized, Trinitas VI will use the proceeds of the debt and equity interests sold in the offering for the final CLO securitization structure to repay the initial warehouse phase debt and equity holders. In the final CLO securitization structure, interest and principal repayment of the leveraged loans held by Trinitas VI will be used to repay debt holders with any excess cash flows used to provide a return on capital to equity investors. During its warehousing period, TCA provides middle and back office support as a staffing and services provider for Trinitas VI. TCA does not earn staffing and services fees from Trinitas VI during the warehouse phase.

At December 31, 2016, the Company’s loss exposure to Trinitas VI is limited to its $21,217,000 investment in the entity which is classified as other assets within the Company’s consolidated balance sheet.

The Company performed a consolidation analysis of Trinitas VI during the warehouse phase and concluded that Trinitas VI is a variable interest entity and that the Company holds a variable interest in the entity that could potentially be significant to the entity in the form of its investment in the subordinated notes of the entity. However, the Company also concluded that as the Company is not the portfolio manager for Trinitas VI and the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance.  As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the entity in the Company’s financial statements.

NOTE 9 - Deposits

Deposits at December 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Noninterest bearing demand	$363,351	$168,264
Interest bearing demand	340,362	238,833
Individual retirement accounts	103,022	60,971
Money market	213,253	112,214
Savings	171,354	74,759
Certificates of deposit	756,351	543,909
Brokered deposits	68,092	50,000
Total deposits	$2,015,785	$1,248,950

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered deposits, are as follows:

(Dollars in thousands)	December 31, 2016
Within one year	$686,255
After one but within two years	159,375
After two but within three years	44,582
After three but within four years	17,208
After four but within five years	20,045
Total	$927,465

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $149,258,000 and $106,258,000 at December 31, 2016 and 2015, respectively.

NOTE 10 — BORROWINGS AND BORROWING CAPACITY

Customer Repurchase Agreements

Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Amount outstanding at end of period	$10,490	$9,317
Weighted average interest rate at end of period	0.02%	0.02%
Average daily balance during the year	$11,984	$13,158
Weighted average interest rate during the year	0.02%	0.02%
Maximum month-end balance during the year	$15,329	$16,033

Customer repurchase agreements are secured by pledged securities with carrying amounts as follows:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
U.S. Government agency obligations	$10,488	$10,352
Mortgage-backed securities, residential	2,998	203
	$13,486	$10,555

FHLB Advances

FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Fixed Rate		Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
2017	$75,000	0.66%	$110,000	0.55%
2018	—	—	45,000	0.49%
	$75,000	0.66%	$155,000	0.53%

Information concerning FHLB advances is summarized as follows:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Amount outstanding at end of period	$230,000	$130,000
Weighted average interest rate at end of period	0.58%	0.32%
Average daily balance during the year	$174,784	$34,244
Weighted average interest rate during the year	0.41%	0.19%
Maximum month-end balance during the year	$291,000	$130,000

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unused borrowing capacity with the FHLB is as follows:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Borrowing capacity	$497,147	$280,289
Borrowings outstanding	230,000	130,000
Unused borrowing capacity	$267,147	$150,289

Federal Funds Purchased

The Company had no federal funds purchased at December 31, 2016 or 2015. However, as of December 31, 2016 the Company had unsecured federal funds lines of credit with six unaffiliated banks totaling $122,500,000.

Junior Subordinated Debentures

The following provides a summary of the Company’s junior subordinated debentures:

				Variable	Interest Rate At
(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate	December 31, 2016
National Bancshares Capital Trust II	$15,464	$12,754	September 2033	LIBOR + 3.00%	3.96%
National Bancshares Capital Trust III	17,526	12,209	July 2036	LIBOR + 1.64%	2.52%
ColoEast Capital Trust I	5,155	3,358	September 2035	LIBOR + 1.60%	2.60%
ColoEast Capital Trust II	6,700	4,419	March 2037	LIBOR + 1.79%	2.79%
	$44,845	$32,740

These debentures are unsecured obligations due to trusts that are unconsolidated subsidiaries. The debentures were issued in conjunction with the trusts’ issuances of obligated capital securities. The trusts used the proceeds from the issuances of their capital securities to buy floating rate junior subordinated deferrable interest debentures that bear the same interest rate and terms as the capital securities. These debentures are the trusts’ only assets and the interest payments from the debentures finance the distributions paid on the capital securities. These debentures rank junior and are subordinate in the right of payment to all senior debt of the Company.

As part of the purchase accounting adjustments made with the National Bancshares, Inc. acquisition on October 15, 2013 and the ColoEast acquisition on August 1, 2016, the Company adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition dates. The discount on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures may be called by the Company at par plus any accrued but unpaid interest. Interest on the debentures is calculated quarterly. The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events in default, to defer payments on interest on the debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures.

The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $32,740,000 was allowed in the calculation of Tier I regulatory capital as of December 31, 2016.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Notes

On September 30, 2016, the Company issued $50,000,000 of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes will initially bear interest at 6.50% per annum, payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. The Company may, at its option, beginning on September 30, 2021 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.

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

NOTE 11 — EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a 401(k) benefit plan that allows employee contributions up to the maximum tax-deferred limitations established by the Internal Revenue Code, which are matched by the Company equal to 100% of the first 4% of the compensation contributed. Expense related to the 401(k) matching contributions for the years ended December 31, 2016, 2015 and 2014 was $1,179,000, $1,100,000 and $925,000, respectively.

NOTE 12 — INCOME TAXES

Income tax expense for the years ended December 31, 2016, 2015, and 2014 consisted of the following:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Income tax expense:
Current	$10,922	$8,701	$6,005
Deferred	1,941	666	4,814
Change in valuation allowance for deferred tax asset	(54)	(946)	(441)
Income tax expense	$12,809	$8,421	$10,378

Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Tax provision computed at federal statutory rate	$11,728	$13,144	$10,436
Effect of:
State taxes, net	852	1,444	1,160
Change in effective tax rate	—	(142)	(528)
Bargain purchase gain	—	(5,291)	—
Transaction costs	325	—	—
Bank-owned life insurance	(201)	(158)	(165)
Tax exempt interest	(129)	(119)	(189)
Change in valuation allowance for deferred tax asset	(54)	(946)	(441)
Other	288	489	105
Income tax expense	$12,809	$8,421	$10,378

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Deferred tax assets
Federal net operating loss carryforwards	$13,669	$10,873
State net operating loss carryforwards	1,493	1,215
Acquired loan basis	4,888	3,563
Other real estate owned	2,788	1,698
AMT credit carryforward	2,855	1,634
Acquired deposit basis	—	44
Allowance for loan losses	4,853	3,802
Unrealized loss on securities available for sale	163	—
Other	2,562	1,183
Total deferred tax assets	33,271	24,012
Deferred tax liabilities
Goodwill and intangible assets	4,558	3,426
Fair value adjustment on junior subordinated debentures	4,735	3,232
Premises and equipment	3,310	809
Unrealized gain on securities available for sale	—	162
Other	1,606	226
Total deferred tax liabilities	14,209	7,855
Net deferred tax asset before valuation allowance	19,062	16,157
Valuation allowance	(237)	(212)
Net deferred tax asset	$18,825	$15,945

The Company's federal and state net operating loss carryforwards as of December 31, 2016 were $39,055,000 and $34,500,000, respectively, which will expire at various dates from 2021 through 2035. The Company has a Federal Alternative Minimum Tax Credit carryforward of $2,855,000 as of December 31, 2016 with no expiration.  The Company has a valuation allowance on the net operating loss carryforwards for certain states and capital loss carryforwards that are not expected to be realized before expiration.

The Company's federal and state net operating loss carryforwards as of December 31, 2015 were $31,065,000 and $25,301,000, respectively.  The Company had a Federal Alternative Minimum Tax Credit carryforward of $1,634,000 as of December 31, 2015.

An Internal Revenue Code Section 382 (“Section 382”) ownership change was triggered as part of previous acquisitions. A significant portion of the deferred tax asset relating to the Company's net operating loss and Alternative Minimum Tax credit carryforwards are subject to the annual limitation rules under Section 382 . The utilization of tax carryforward attributes acquired from the EJ Financial Corp. (2010) acquisition is subject to an annual limitation of $341,000. The utilization of tax carryforward attributes acquired from the National Bancshares, Inc.(2013) acquisition is subject to an annual limitation of $ 2,040,000. Any remaining tax attribute carryforwards generated prior to the Section 382 ownership change in 2013 are subject to an annual limitation of $3,696,000.

The utilization of deferred tax assets related to the net operating loss and tax credit carryforwards acquired from the 2016 ColoEast stock acquisition are subject to an annual limitation of $1,906,000 under Section 382 rules.

At December 31, 2016 and 2015, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2013.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2016		December 31, 2015
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate
Commitments to make loans	$7,345	$7,580	$6,571	$2,949
Unused lines of credit	$109,611	$145,475	$35,514	$81,189
Standby letters of credit	$2,547	$4,706	$1,030	$1,999

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$180,942	$—	$180,942
Mortgage-backed securities, residential	—	24,990	—	24,990
Asset backed securities	—	12,902	—	12,902
State and municipal	—	26,637	—	26,637
Corporate bonds	—	27,390	—	27,390
SBA pooled securities	—	157	—	157
Mutual fund	2,011	—	—	2,011
	$2,011	$273,018	$—	$275,029

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$91,034	$—	$91,034
Mortgage-backed securities, residential	—	28,340	—	28,340
Asset backed securities	—	17,526	—	17,526
State and municipal	—	1,526	—	1,526
Corporate bonds	—	24,559	—	24,559
SBA pooled securities	—	184	—	184
	$—	$163,169	$—	$163,169

Loans held for sale	$—	$1,341	$—	$1,341

The Company used the following methods and assumptions to estimate fair value of financial instruments that are measured at fair value on a recurring basis:

Securities available for sale – The fair values of debt securities available for sale are determined by third party matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (primarily Level 2 inputs).

The fair values of equity securities available for sale are determined based on quoted market prices in active markets and are classified in Level 1 of the valuation hierarchy.

Loans held for sale – Loans held for sale represent mortgage loan originations intended to be sold in the secondary market. Loans held for sale are valued using commitments on hand from investors or prevailing market prices and are classified in Level 2 of the valuation hierarchy.  The Company had no loans held for sale at December 31, 2016.

There were no transfers between levels for the years ended December 31, 2016 and 2015.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2016 and 2015.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$417	$417
Construction, land development, land	—	—	252	252
1-4 family residential properties	—	—	7	7
Commercial	—	—	12,921	12,921
Factored receivables	—	—	1,630	1,630
PCI	—	—	170	170
Other real estate owned (1):
Commercial	—	—	698	698
1-4 family residential properties	—	—	485	485
Construction, land development, land	—	—	467	467
	$—	$—	$17,047	$17,047

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$431	$431
1-4 family residential properties	—	—	13	13
Commercial	—	—	695	695
Factored receivables	—	—	1,156	1,156
PCI	—	—	170	170
Other real estate owned (1):
1-4 family residential properties	—	—	128	128
Construction, land development, land	—	—	1,377	1,377
	$—	$—	$3,970	$3,970

(1) Represents the fair value of OREO that was adjusted subsequent to its initial classification as OREO.

As of December 31, 2016 and 2015, the only Level 3 assets with material unobservable inputs are associated with impaired loans and OREO.

Impaired Loans with Specific Allocation of ALLL

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. For real estate loans, fair value of the impaired loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. For non-real estate loans, fair value of the impaired loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OREO

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$114,514	$114,514	$—	$—	$114,514
Securities - held to maturity	29,352	—	27,498	3,323	30,821
Loans not previously presented, net	1,996,822	—	—	2,002,487	2,002,487
FHLB stock	8,430	N/A	N/A	N/A	N/A
Accrued interest receivable	12,663	—	12,663	—	12,663

Financial liabilities:
Deposits	2,015,785	—	2,014,922	—	2,014,922
Customer repurchase agreements	10,490	—	10,490	—	10,490
Federal Home Loan Bank advances	230,000	—	230,000	—	230,000
Junior subordinated debentures	32,740	—	32,905	—	32,905
Subordinated notes	48,734	—	50,920	—	50,920
Accrued interest payable	2,682	—	2,682	—	2,682

	December 31, 2015
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$105,277	$105,277	$—	$—	$105,277
Loans not previously presented, net	1,276,853	—	—	1,281,408	1,281,408
FHLB stock	3,818	N/A	N/A	N/A	N/A
Accrued interest receivable	4,832	—	4,832	—	4,832

Financial liabilities:
Deposits	1,248,950	—	1,249,751	—	1,249,751
Customer repurchase agreements	9,317	—	9,317	—	9,317
Federal Home Loan Bank advances	130,000	—	130,000	—	130,000
Junior subordinated debentures	24,687	—	23,153	—	23,153
Accrued interest payable	1,231	—	1,231	—	1,231

For those financial instruments not previously described, the following methods and assumptions were used by the Company in estimating the fair values of financial instruments as disclosed herein:

Cash and Cash Equivalents

For financial instruments with a shorter term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value and are considered a Level 1 classification.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities held to maturity

The fair values of the Company’s investments in the subordinated notes of Trinitas IV and Trinitas V classified as securities held to maturity are determined based on the securities’ discounted projected future cash flows (net present value), resulting in a Level 3 classification.

The fair values of the Company’s other securities held to maturity are determined by third party matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, resulting in a Level 2 classification.

Loans

Loans exclude impaired loans previously described above.  For variable rate loans that reprice frequently and have no significant changes in credit risk, excluding previously presented impaired loans measured at fair value on a non-recurring basis, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Loans are considered a Level 3 classification.

FHLB stock

FHLB stock is restricted to member banks and there are restrictions placed on its transferability.  As a result, the fair value of FHLB stock was not practicable to determine.

Deposits

The fair values disclosed for demand deposits and non-maturity transaction accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts) and are considered a Level 2 classification. Fair values for fixed rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Customer repurchase agreements

The carrying amount of customer repurchase agreements approximates fair value due to their short term nature.  The customer repurchase agreement fair value is considered a Level 2 classification.

Federal Home Loan Bank advances

The Company’s fixed rate FHLB advances have a maturity of less than three months and therefore fair value materially approximates carrying value and is considered a Level 2 classification.

The Company’s remaining FHLB advances have variable interest rates and therefore fair value materially approximates carrying value and is considered a Level 2 classification.

Junior subordinated debentures

The junior subordinated debentures were valued by discounting future cash flows using current interest rates for similar financial instruments, resulting in a Level 2 classification.

Subordinated notes

The subordinated notes were valued based on quoted market prices, but due to limited trading activity for the subordinated notes in these markets, the subordinated notes are considered a Level 2 classification.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values given the short term nature of the receivables and are considered a Level 2 classification.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — RELATED-PARTY TRANSACTIONS

Loans to related parties and their affiliates were as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Beginning balance	$35,765	$36,647
New loans and advances	88,711	77,327
Effect of changes in composition of related parties	(6,018)	—
Repayments	(89,173)	(78,209)
Ending balance	$29,285	$35,765

Advances and repayments of related party loans include activity on revolving credit and asset-based lending arrangements.

Related party deposits at December 31, 2016 and 2015 were $14,634,000 and $20,773,000, respectively.

Trinitas Capital Management, LLC

Trinitas Capital Management, LLC (“Trinitas”) is an independent CLO asset manager formed in 2015.  Certain of the Company’s officers and other personnel serve as officers or managers of Trinitas and certain members of the Company’s board of directors also hold minority membership interests in Trinitas.  The Company does not hold any membership interests in Trinitas.

As described in Note 8 – Variable Interest Entities, the Company, through its subsidiary TCA, provides certain middle and back office services to Trinitas as the asset manager of various CLO funds issued by Trinitas (Trinitas IV and Trinitas V).  For the year ended December 31, 2016, TCA earned fees from Trinitas totaling $907,000.  No asset management fees were earned by TCA from Trinitas for the years ended December 31, 2015 or 2014.  The Company holds investments in the subordinated notes of Trinitas IV and Trinitas V, CLOs managed by Trinitas, with a carrying amount of $3,380,000 as of December 31, 2016.  The Company also holds an investment in the subordinated notes of Trinitas VI, for which Trinitas acts as asset manager, formed to be the issuer of a future CLO offering, in the amount of $21,217,000 as of December 31, 2016.

Triumph Consolidated Cos., LLC

As described in Note 18 – Equity and Noncontrolling Interests, Triumph Consolidated Cos., LLC holds a warrant to purchase shares of the Company’s common stock. Certain of the Company’s directors and executive officers are directors, officers, investors, or other interest holders in Triumph Consolidated Cos., LLC.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2016, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2016 that management believes have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank as of December 31, 2016 and 2015 are presented in the following table:

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$342,059	14.6%	$187,449	8.0%	N/A	N/A
TBK Bank, SSB	$293,313	12.9%	$181,640	8.0%	$227,050	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$277,605	11.8%	$140,587	6.0%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$136,230	6.0%	$181,640	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$238,439	10.2%	$105,440	4.5%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$102,173	4.5%	$147,583	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$277,605	10.9%	$102,303	4.0%	N/A	N/A
TBK Bank, SSB	$277,593	11.0%	$100,802	4.0%	$126,002	5.0%

As of December 31, 2015
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$276,924	19.1%	$115,929	8.0%	N/A	N/A
TBK Bank, SSB	$205,978	14.7%	$111,869	8.0%	$139,836	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$264,239	18.2%	$86,968	6.0%	N/A	N/A
TBK Bank, SSB	$193,293	13.8%	$83,919	6.0%	$111,892	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$235,253	16.2%	$65,227	4.5%	N/A	N/A
TBK Bank, SSB	$193,293	13.8%	$62,939	4.5%	$90,912	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$264,239	16.6%	$63,824	4.0%	N/A	N/A
TBK Bank, SSB	$193,293	12.7%	$61,024	4.0%	$76,280	5.0%

Dividends paid by the bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - EQUITY AND NONCONTROLLING INTERESTS

The following summarizes the Company’s capital structure:

	Preferred Stock		Preferred Stock
	Series A		Series B		Common Stock		Treasury Stock
	December 31,		December 31,		December 31,		December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015	2016	2015	2016	2015
Number of shares authorized	50,000	50,000	115,000	115,000	50,000,000	50,000,000
Number of shares issued	45,500	45,500	51,956	51,956	18,154,365	18,052,723
Number of shares outstanding	45,500	45,500	51,956	51,956	18,078,247	18,018,200	76,118	34,523
Par value per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Liquidation preference amount	$4,550	$4,550	$5,196	$5,196

Warrants

During 2012, the Company issued a warrant to Triumph Consolidated Cos., LLC to purchase 259,067 shares of the Company’s common stock. The warrant has an exercise price of $11.58 per share, was immediately exercisable and has an expiration date of December 12, 2022. At December 31, 2016, the warrant remains outstanding and unexercised.

Preferred Stock Series A

The following summarizes the terms of the Company’s Series A Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock Series A”) as of December 31, 2016 and 2015.

Series A holders are entitled to quarterly cash dividends accruing at the rate per annum of Prime + 2%, with an 8.00% floor, applied to the liquidation preference value of the stock. Any dividends not paid shall not accumulate but will be waived and not payable by the Company. Payments of dividends are subject to declaration by the board of the Company. Subject to regulatory approval, Series A holders have the right to receive a special, one-time dividend with respect to their respective shares within 30 days after the occurrence of any of the following events: (i) the sale of all of the limited liability company interests of TBK Bank (as successor in interest to TCF) in TBC, (ii) a merger of TBC resulting in TBK Bank (as successor in interest to TCF) no longer owning any limited liability company interests in TBC or (iii) the sale of all or substantially all of the assets of TBC, subject to certain organizational restructuring exceptions. The Company paid all dividends when due on these shares during the year ended December 31, 2016. The Preferred Stock Series A is not redeemable by the holder, ranks pari passu with the Company’s Preferred Stock Series B (as described below), and is senior to the Company’s common stock.

The Preferred Stock Series A are redeemable at liquidation value by the Company subject to regulatory approval at any time on or after October 15, 2018.

The Preferred Stock Series A shares are convertible to common stock at the option of the holder any time at a preferred to common stock conversion ratio of 6.94008.

Preferred Stock Series B

The following summarizes the terms of the Company’s Series B Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock Series B”) as of December 31, 2016 and 2015.

Series B holders are entitled to quarterly cash dividends accruing at the rate per annum of 8.00% applied to the liquidation value of the stock. Any dividends not paid shall not accumulate but will be waived and not payable by the Company. Payments of dividends are subject to declaration by the board of the Company. The Company paid all dividends when due on these shares during the year ended December 31, 2016. The Preferred Stock Series B is not redeemable by the holder, ranks pari passu with the Company’s Preferred Stock Series A, and is senior to the Company’s common stock.

The Preferred Stock Series B are redeemable at liquidation value by the Company subject to regulatory approval at any time on or after October 15, 2018.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Preferred Stock Series B shares are convertible to common stock at the option of the holder any time at a preferred to common stock conversion ratio of 6.94008.

Noncontrolling Interests

The Company did not have any noncontrolling interests as of December 31, 2016, 2015, and 2014. The Company’s noncontrolling interests as of December 31, 2013 were comprised of Class B units totaling $1,100,000 and Senior Preferred Stock, Series T-1 and T-2 totaling $25,897,000. The Class B units were redeemed on June 15, 2014, and the Senior Preferred Stock was redeemed on December 31, 2014.

NOTE 19 — STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $2,367,000, $3,077,000 and $2,690,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the years ended December 31, 2016, 2015 and 2014 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2016	201,270	$14.24
Granted	101,642	15.88
Vested	(166,448)	14.69
Forfeited	(9,820)	14.95
Nonvested at December 31, 2016	126,644	$14.92

Nonvested at January 1, 2015	252,256	$14.71
Granted	77,956	13.50
Vested	(125,310)	14.71
Forfeited	(3,632)	14.60
Nonvested at December 31, 2015	201,270	$14.24

Nonvested at January 1, 2014	—	$—
Granted	378,343	14.71
Vested	(126,087)	14.71
Forfeited	—	—
Nonvested at December 31, 2014	252,256	$14.71

RSAs granted to employees under the Omnibus Incentive Plan generally vest over two to four years, but vesting periods may vary. Nonvested restricted stock awards are included in the Company’s common stock outstanding.

Compensation expense for RSAs granted under the Omnibus Incentive Plan will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2016, there was $877,000 of total unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.83 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the year ended December 31, 2016 were as follows:

		Weighted-Average
Stock Options	Shares	Exercise Price
Outstanding at January 1, 2016	—	$—
Granted	164,175	15.87
Exercised	—	—
Forfeited or expired	(514)	15.87
Outstanding at December 31, 2016	163,661	$15.87

Stock options outstanding at December 31, 2016 had an intrinsic value of $1,682,000, a weighted-average remaining contractual term of 9.25 years, were all expected to vest, and were not exercisable. The weighted-average grant date fair value of options granted during the year ended December 31, 2016 was $5.85 per option.

Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Expected volatilities were determined based on historical volatilities of a peer group of companies with a similar size, industry, stage of life cycle, and capital structure. The expected term of the options granted was determined based on the SEC simplified method detailed in SEC Staff Accounting Bulletin No. 107. The SEC simplified method calculates the expected term as the mid-point between the weighted average time to vesting and the contractual term.  The risk-free interest rate for the expected term of the options was derived from the Treasury constant maturity yield curve on the valuation date.

The fair value of the stock options granted was determined using the following weighted-average assumptions:

2016
Risk-free interest rate	1.49%
Expected term	6.25 Years
Expected stock price volatility	34.96%
Dividend yield	—

As of December 31, 2016, there was $584,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.25 years.

Amended and Restricted Stock Plan

The Company’s Amended and Restricted Stock Plan (the “Terminated Plan”) provided for the issuance of up to 750,000 shares of restricted common stock to officers, directors and employees of the Company and its subsidiaries. Compensation expense for RSUs granted under the Terminated Plan was recognized over the vesting period of the awards based on the fair value of the stock at the issue date. In August 2014, the Company approved the immediate and full acceleration of vesting on all remaining nonvested RSUs in anticipation of its contemplated initial public offering. As a result, the Company recognized all remaining unrecognized compensation cost associated with these shares during the third quarter of 2014. Upon effectiveness of the Omnibus Incentive Plan in November 2014, no additional awards were permissible under the Terminated Plan.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in the Company’s nonvested RSUs under the Terminated Plan for the year ended December 31, 2014 was as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Units	Fair Value
Nonvested at January 1, 2014	26,120	$10.77
Granted	32,275	14.08
Vested	(58,395)	12.60
Forfeited	—	—
Nonvested at December 31, 2014	—	$—

NOTE 20 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following tables present parent company only condensed financial information.

Condensed Parent Company Only Balance Sheets:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
ASSETS
Cash and cash equivalents	$10,222	$21,749
Securities - held to maturity	3,380	—
Loans	984	18,455
Investment in bank subsidiary	320,629	217,345
Investment in non-bank subsidiaries	15,634	15,802
Other assets	29,149	29,902
Total assets	$379,998	$303,253
LIABILITIES AND EQUITY
Junior subordinated debentures	$32,740	$24,687
Subordinated notes	48,734	—
Intercompany payables	8,500	8,798
Accrued expenses and other liabilities	1,351	1,730
Total liabilities	91,325	35,215
Stockholders' equity(1)	288,673	268,038
Total liabilities and equity	$379,998	$303,253

Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest income	$793	$718	$75
Interest expense	(2,262)	(291)	(584)
Other income	2,991	1,040	545
Loss on intercompany sale of loans(1)	(794)	—	—
Other expense	(2,521)	(5,880)	(4,699)
Income (loss) before income tax and undistributed subsidiary income	(1,793)	(4,413)	(4,663)
Income tax (expense) benefit	(487)	700	2,015
Equity in undistributed subsidiary income	22,308	32,846	22,437
Net income	20,028	29,133	19,789
Income attributable to noncontrolling interests	—	—	(2,060)
Dividends on preferred stock	(887)	(780)	(780)
Net income available to common stockholders	$19,141	$28,353	$16,949
Comprehensive income attributable to Parent	$20,147	$28,459	$18,547

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$20,028	$29,133	$19,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	(22,308)	(32,846)	(22,437)
Net accretion of securities	(174)	—	—
Amortization of junior subordinated debentures	325	67	—
Amortization of subordinated notes issuance costs	23	—	—
Loss on intercompany sale of loans(1)	794	—	—
Loss on sale of loans	80	—	—
Income from CLO warehouse investments	(3,184)	(1,151)	(545)
Change in other assets	3,293	980	852
Change in accrued expenses and other liabilities	(5,279)	10,316	(3,094)
Net cash provided by (used in) operating activities	(6,402)	6,499	(5,435)
Cash flows from investing activities:
Investment in subsidiaries	14,295	325	(6,513)
Purchases of securities held to maturity	(3,342)	—	—
Proceeds from maturities, calls, and pay downs of securities held to maturity	136	—	—
Purchases of loans (shared national credits)	—	(18,601)	—
Proceeds from sale of loans	16,058	—	—
Net change in loans	539	146	—
Net cash paid for CLO warehouse investments	(25,000)	(20,500)	(7,000)
Net proceeds from CLO warehouse investments	25,500	2,450	7,450
Cash used in acquisition of subsidiaries, net	(69,946)	—	—
Net cash provided by (used in) investing activities	(41,760)	(36,180)	(6,063)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net	48,676	—	—
Issuance of common stock in connection with initial public offering, net of expenses	—	—	83,767
Issuance of common stock	—	—	43
Distributions on noncontrolling interest and dividends on preferred stock	(887)	(780)	(3,037)
Repayment of senior secured note	—	—	(12,573)
Redemption of noncontrolling interests	—	—	(26,997)
Redemption of TARP preferred stock	(10,500)	—	—
Purchase of Treasury Stock	(654)	(343)	(161)
Net cash provided by (used in) financing activities	36,635	(1,123)	41,042
Net increase (decrease) in cash and cash equivalents	(11,527)	(30,804)	29,544
Cash and cash equivalents at beginning of period	21,749	52,553	23,009
Cash and cash equivalents at end of period	$10,222	$21,749	$52,553

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

During the year ended December 31, 2016, a loss was recorded by the parent company as the result of an intercompany sale of loans to its subsidiary, TBK Bank, at the loans’ fair value. The discount on the purchase of the loans recorded by TBK Bank is being accreted over the remaining life of the loans. The parent company loss on sale of the loans and the TBK Bank discount are eliminated in consolidation. The following table presents a reconciliation of parent company stockholders’ equity to consolidated stockholders’ equity:

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Parent company stockholders' equity	$288,673	$268,038
Parent company loss on intercompany sale of loans	794	—
TBK Bank discount accretion	(122)	—
Consolidated stockholders' equity	$289,345	$268,038

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Basic
Net income to common stockholders	$19,813	$28,353	$16,949
Weighted average common shares outstanding	17,856,828	17,720,479	10,940,083
Basic earnings per common share	$1.11	$1.60	$1.55

Diluted
Net income to common stockholders	$19,813	$28,353	$16,949
Dilutive effect of preferred stock	—	780	780
Net income to common stockholders - diluted	$19,813	$29,133	$17,729
Weighted average common shares outstanding	17,856,828	17,720,479	10,940,083
Add: Dilutive effects of restricted stock	110,565	79,821	15,366
Add: Dilutive effects of assumed exercises of stock options	3,128	—	—
Add: Dilutive effects of assumed exercises of stock warrants	83,010	48,238	40,980
Add: Dilutive effects of assumed conversion of Preferred A	—	315,773	315,773
Add: Dilutive effects of assumed conversion of Preferred B	—	360,578	360,578
Average shares and dilutive potential common shares	18,053,531	18,524,889	11,672,780
Dilutive earnings per common share	$1.10	$1.57	$1.52

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Years Ended December 31,
	2016	2015	2014
Shares assumed to be converted from Preferred Stock Series A	315,773	—	—
Shares assumed to be converted from Preferred Stock Series B	360,578	—	—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(Dollars in thousands)			Asset
Year Ended December 31, 2016	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$32,824	$90,823	$145	$700	$124,492
Intersegment interest allocations	(4,583)	4,583	—	—	—
Total interest expense	—	9,872	—	2,262	12,134
Net interest income (expense)	28,241	85,534	145	(1,562)	112,358
Provision for loan losses	454	6,239	—	—	6,693
Net interest income (expense) after provision	27,787	79,295	145	(1,562)	105,665
Noninterest income	2,256	9,077	6,632	2,991	20,956
Noninterest expense	19,551	65,795	5,234	2,532	93,112
Operating income (loss)	$10,492	$22,577	$1,543	$(1,103)	$33,509

(Dollars in thousands)			Asset
Year Ended December 31, 2015	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$32,103	$65,831	$108	$718	$98,760
Intersegment interest allocations	(3,144)	3,144	—	—	—
Total interest expense	—	6,978	10	1,121	8,109
Net interest income (expense)	28,959	61,997	98	(403)	90,651
Provision for loan losses	1,303	3,226	—	—	4,529
Net interest income (expense) after provision	27,656	58,771	98	(403)	86,122
Bargain purchase gain	—	—	15,117	—	15,117
Other noninterest income	1,739	9,644	5,757	1,040	18,180
Noninterest expense	17,871	51,249	6,866	5,879	81,865
Operating income (loss)	$11,524	$17,166	$14,106	$(5,242)	$37,554

(Dollars in thousands)			Asset
Year Ended December 31, 2014	Factoring	Banking	Management	Corporate	Consolidated
Total interest income	$27,332	$59,824	$—	$74	$87,230
Intersegment interest allocations	(3,562)	3,562	—	—	—
Total interest expense	—	5,091	—	1,679	6,770
Net interest income (expense)	23,770	58,295	—	(1,605)	80,460
Provision for loan losses	1,792	4,066	—	—	5,858
Net interest income (expense) after provision	21,978	54,229	—	(1,605)	74,602
Gain on branch sale	—	12,619	—	—	12,619
Other noninterest income	1,589	8,898	989	672	12,148
Noninterest expense	15,141	46,808	2,381	4,872	69,202
Operating income (loss)	$8,426	$28,938	$(1,392)	$(5,805)	$30,167

(Dollars in thousands)			Asset
December 31, 2016	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$223,994	$2,588,509	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans	$212,784	$1,961,552	$—	$1,866	$(148,578)	$2,027,624

(Dollars in thousands)			Asset
December 31, 2015	Factoring	Banking	Management	Corporate	Eliminations	Consolidated
Total assets	$198,629	$1,601,072	$17,676	$303,253	$(429,317)	$1,691,313
Gross loans	$186,457	$1,223,028	$945	$18,455	$(137,000)	$1,291,885

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents quarterly financial data for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$37,774	$33,471	$28,354	$24,893
Interest expense	4,230	3,053	2,447	2,404
Net interest income	33,544	30,418	25,907	22,489
Provision for loan losses	2,446	2,819	1,939	(511)
Net interest income after provision	31,098	27,599	23,968	23,000
Noninterest income	6,208	6,099	3,668	4,981
Noninterest expense	26,911	25,792	20,331	20,078
Net income before income taxes	10,395	7,906	7,305	7,903
Income tax expense	4,134	3,099	2,679	2,897
Net income	6,261	4,807	4,626	5,006
Dividends on preferred stock	(197)	(301)	(195)	(194)
Net income available to common stockholders	$6,064	$4,506	$4,431	$4,812
Earnings per common share
Basic	$0.34	$0.25	$0.25	$0.27
Diluted	$0.33	$0.25	$0.25	$0.27

	Year Ended December 31, 2015
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$25,281	$25,303	$26,597	$21,579
Interest expense	2,231	2,072	1,952	1,854
Net interest income	23,050	23,231	24,645	19,725
Provision for loan losses	1,178	165	2,541	645
Net interest income after provision	21,872	23,066	22,104	19,080
Bargain purchase gain	900	1,708	—	12,509
Other noninterest income	4,671	4,590	4,769	4,150
Noninterest income	5,571	6,298	4,769	16,659
Noninterest expense	20,902	20,545	19,635	20,783
Net income before income taxes	6,541	8,819	7,238	14,956
Income tax expense	2,032	2,891	2,586	912
Net income	4,509	5,928	4,652	14,044
Dividends on preferred stock	(197)	(196)	(195)	(192)
Net income available to common stockholders	$4,312	$5,732	$4,457	$13,852
Earnings per common share
Basic	$0.24	$0.32	$0.25	$0.78
Diluted	$0.24	$0.32	$0.25	$0.76

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  The Company’s internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP.  All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Crowe Horwath LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part IV, Item 15. Exhibits, Financial Statement Schedules under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10-K does not include an attestation report on management’s assessment of internal control over financial reporting from the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for an Emerging Growth Company.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1., 2.Financial Statements and Schedules

The following financial statements of Triumph Bancorp, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Income for the Years Ended December 31, 2016, 2015, and 2014
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014
•	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015, and 2014
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014
•	Notes to Consolidated Financial Statements

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
4.2

Indenture, dated as of September 30, 2016, between Triumph Bancorp, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on September 30, 2016.

4.3

First Supplemental Indenture, dated as of September 30, 2016, between Triumph Bancorp, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on September 30, 2016.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments defining the rights of the holders of certain additional long-term debt of the Company and its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.  The Company agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1†	Amended and Restated Employment Agreement of Aaron P. Graft dated March 30, 2016, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 30, 2016.

10.2†	Amended and Restated Employment Agreement of Gail Lehmann dated March 30, 2016, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 30, 2016.

10.3†	Amended and Restated Employment Agreement of R. Bryce Fowler dated March 30, 2016, incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on March 30, 2016.

10.4†	Amended and Restated Employment Agreement of Adam D. Nelson, dated March 30, 2016, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on May 5, 2016.

10.5†	Amended and Restated Employment Agreement of Daniel J. Karas, dated March 30, 2016, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on August 3, 2016.

10.6†	Triumph Bancorp, Inc. Senior Executive Incentive Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.7†	Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.8†

Form of Restricted Stock Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.9

Triumph Bancorp, Inc. Warrant to Triumph Consolidated Cos., LLC for the Purchase of Common Shares dated December 12, 2012, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.10†	Form of Restricted Stock Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on May 5, 2016.

10.11†	Form of Nonqualified Option Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the SEC on May 5, 2016.

10.12†	Form of Director Award Letter under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan., incorporated by reference to Exhibit 10.7 to Form 10-Q filed with the SEC on May 5, 2016.

10.13

Form of Voting and Support Agreement, dated as of March 6, 2016, by and among Triumph Bancorp, Inc., ColoEast Bankshares, Inc. and the shareholder parties thereto (included as Exhibit A to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 7, 2016).

10.14†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.15

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	February 17, 2017	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	February 17, 2017	/s/ R. Bryce Fowler
R. Bryce Fowler
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Aaron P. Graft	Director and President and Chief Executive Officer	February 17, 2017
Aaron P. Graft	(Principal Executive Officer).
/s/ R. Bryce Fowler	Executive Vice President and Chief Financial Officer	February 17, 2017
R. Bryce Fowler	(Principal Financial and Accounting Officer)
/s/ Carlos M. Sepulveda, Jr.	Director and Chairman	February 17, 2017
Carlos M. Sepulveda, Jr.
/s/ Charles A. Anderson	Director	February 17, 2017
Charles A. Anderson
/s/ Richard Davis	Director	February 17, 2017
Richard Davis
/s/ Robert Dobrient	Director	February 17, 2017
Robert Dobrient
/s/ Douglas M. Kratz	Director	February 17, 2017
Douglas M. Kratz
/s/ Maribess L. Miller	Director	February 17, 2017
Maribess L. Miller
/s/ Michael P. Rafferty	Director	February 17, 2017
Michael P. Rafferty
/s/ C. Todd Sparks	Director	February 17, 2017
C. Todd Sparks
/s/ Justin N. Trail	Director	February 17, 2017
Justin N. Trail

/s/ Derek R. McClain	Director	February 17, 2017
Derek R. McClain

/s/ Frederick Perpall	Director	February 17, 2017
Frederick Perpall