Form 10-Q
period 2017-03-31
Triumph Bancorp, Inc.
filed 2017-04-26
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock — $0.01 par value, 18,105,038 shares, as of April 19, 2017

TRIUMPH BANCORP, INC.

FORM 10-Q

March 31, 2017

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

(Dollar amounts in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$32,252	$38,613
Interest bearing deposits with other banks	93,832	75,901
Total cash and cash equivalents	126,084	114,514
Securities - available for sale	254,452	275,029
Securities - held to maturity, fair value of $30,072 and $30,821, respectively	28,882	29,352
Loans, net of allowance for loan and lease losses of $19,093 and $15,405, respectively	2,016,143	2,012,219
Federal Home Loan Bank stock, at cost	7,167	8,430
Premises and equipment, net	44,630	45,460
Other real estate owned, net	11,638	6,077
Goodwill	28,810	28,810
Intangible assets, net	15,423	17,721
Bank-owned life insurance	36,679	36,509
Deferred tax assets, net	15,678	18,825
Other assets	49,772	48,121
Total assets	$2,635,358	$2,641,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$382,009	$363,351
Interest bearing	1,642,279	1,652,434
Total deposits	2,024,288	2,015,785
Customer repurchase agreements	10,468	10,490
Federal Home Loan Bank advances	200,000	230,000
Subordinated notes	48,757	48,734
Junior subordinated debentures	32,840	32,740
Other liabilities	18,580	13,973
Total liabilities	2,334,933	2,351,722
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred Stock	9,746	9,746
Common stock	182	182
Additional paid-in-capital	197,866	197,157
Treasury stock, at cost	(1,494)	(1,374)
Retained earnings	94,191	83,910
Accumulated other comprehensive income (loss)	(66)	(276)
Total stockholders’ equity	300,425	289,345
Total liabilities and stockholders' equity	$2,635,358	$2,641,067

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest and dividend income:
Loans, including fees	$25,185	$16,088
Factored receivables, including fees	9,167	7,822
Securities	1,611	765
FHLB stock	42	10
Cash deposits	327	208
Total interest income	36,332	24,893
Interest expense:
Deposits	2,869	1,993
Subordinated notes	835	—
Junior subordinated debentures	465	302
Other borrowings	344	109
Total interest expense	4,513	2,404
Net interest income	31,819	22,489
Provision for loan losses	7,678	(511)
Net interest income after provision for loan losses	24,141	23,000
Noninterest income:
Service charges on deposits	980	659
Card income	827	546
Net OREO gains (losses) and valuation adjustments	11	(11)
Net gains (losses) on sale of securities	—	5
Net gains on sale of loans	—	12
Fee income	583	534
Asset management fees	1,717	1,629
Gain on sale of subsidiary	20,860	—
Other	2,307	1,607
Total noninterest income	27,285	4,981
Noninterest expense:
Salaries and employee benefits	21,958	12,252
Occupancy, furniture and equipment	2,359	1,493
FDIC insurance and other regulatory assessments	226	224
Professional fees	1,968	1,073
Amortization of intangible assets	1,111	977
Advertising and promotion	938	519
Communications and technology	2,174	1,432
Other	4,103	2,108
Total noninterest expense	34,837	20,078
Net income before income tax	16,589	7,903
Income tax expense	6,116	2,897
Net income	10,473	5,006
Dividends on preferred stock	(192)	(194)
Net income available to common stockholders	$10,281	$4,812
Earnings per common share
Basic	$0.57	$0.27
Diluted	$0.55	$0.27

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$10,473	$5,006
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	335	1,456
Reclassification of amount realized through sale of securities	—	(5)
Tax effect	(125)	(540)
Total other comprehensive income (loss)	210	911
Comprehensive income	$10,683	$5,917

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other	Total
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Stockholders'
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2016	$9,746	18,018,200	$181	$194,297	34,523	$(560)	$64,097	$277	$268,038
Stock based compensation	—	—	—	353	—	—	—	—	353
Forfeiture of restricted stock awards	—	(2,777)	—	37	2,777	(37)	—	—	—
Series A Preferred dividends	—	—	—	—	—	—	(91)	—	(91)
Series B Preferred dividends	—	—	—	—	—	—	(103)	—	(103)
Net income	—	—	—	—	—	—	5,006	—	5,006
Other comprehensive income	—	—	—	—	—	—	—	911	911
Balance, March 31, 2016	$9,746	18,015,423	$181	$194,687	37,300	$(597)	$68,909	$1,188	$274,114

Balance, January 1, 2017	$9,746	18,078,247	$182	$197,157	76,118	$(1,374)	$83,910	$(276)	$289,345
Issuance of restricted stock awards	—	5,174	—	—	—	—	—	—	—
Stock based compensation	—	—	—	702	—	—	—	—	702
Forfeiture of restricted stock awards	—	(251)	—	7	251	(7)	—	—	—
Purchase of treasury stock	—	(4,401)	—	—	4,401	(113)	—	—	(113)
Series A Preferred dividends	—	—	—	—	—	—	(90)	—	(90)
Series B Preferred dividends	—	—	—	—	—	—	(102)	—	(102)
Net income	—	—	—	—	—	—	10,473	—	10,473
Other comprehensive income	—	—	—	—	—	—	—	210	210
Balance, March 31, 2017	$9,746	18,078,769	$182	$197,866	80,770	$(1,494)	$94,191	$(66)	$300,425

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$10,473	$5,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	958	572
Net accretion on loans and deposits	(1,080)	(1,190)
Amortization of subordinated notes issuance costs	23	—
Amortization of junior subordinated debentures	100	67
Net amortization on securities	644	176
Amortization of intangible assets	1,111	977
Deferred taxes	3,023	(133)
Provision for loan losses	7,678	(511)
Stock based compensation	702	353
Net (gain) loss on loans transferred to loans held for sale	46	76
Net gains on sale of loans	—	(12)
Net OREO (gains) losses and valuation adjustments	(11)	11
Gain on sale of subsidiary	(20,860)	—
Income from CLO warehouse investments	(964)	(984)
(Increase) decrease in other assets	509	3,366
Increase (decrease) in other liabilities	1,262	(1,428)
Net cash provided by (used in) operating activities	3,614	6,346
Cash flows from investing activities:
Purchases of securities available for sale	(4,817)	(3,264)
Proceeds from sales of securities available for sale	—	4,345
Proceeds from maturities, calls, and pay downs of securities available for sale	24,706	1,829
Purchases of securities held to maturity	—	(25,775)
Proceeds from maturities, calls, and pay downs of securities held to maturity	4,109	—
Purchases of loans (shared national credits)	—	(995)
Proceeds from sale of loans	1,919	—
Net change in loans	(7,947)	45,177
Purchases of premises and equipment, net	(405)	(494)
Net proceeds from sale of OREO	683	59
(Purchases) redemptions of FHLB stock, net	1,263	(416)
Proceeds from sale of subsidiary, net	10,269	—
Net cash provided by (used in) investing activities	29,780	20,466
Cash flows from financing activities:
Net increase in deposits	8,503	11,496
Increase (decrease) in customer repurchase agreements	(22)	324
Increase (decrease) in Federal Home Loan Bank advances	(30,000)	(20,000)
Purchase of treasury stock	(113)	—
Dividends on preferred stock	(192)	(194)
Net cash provided by (used in) financing activities	(21,824)	(8,374)
Net increase (decrease) in cash and cash equivalents	11,570	18,438
Cash and cash equivalents at beginning of period	114,514	105,277
Cash and cash equivalents at end of period	$126,084	$123,715

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental cash flow information:
Interest paid	$5,269	$2,348
Income taxes paid (refunds received), net	$(917)	$1,123
Supplemental noncash disclosures:
Loans transferred to OREO	$5,960	$156
Premises transferred to OREO	$273	$2,215
Loans transferred to loans held for sale	$1,919	$2,805
Securities held to maturity purchased, not settled	$3,260	$—
Consideration received from sale of subsidiary	$12,123	$—

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

TBK Bank also does business under the following names:  (i) Triumph Community Bank (“TCB”) with respect to its community banking business in certain markets; (ii) Triumph Commercial Finance (“TCF”) with respect to its asset based lending, equipment lending and general factoring commercial finance products; (iii) Triumph Healthcare Finance (“THF”) with respect to its healthcare asset based lending business; and (iv) Triumph Premium Finance (“TPF”) with respect to its insurance premium financing business.

On March 31, 2017 the Company sold its membership interests in TCA.  See Note 2 – Business Combinations and Divestitures for details of the TCA sale and its impact on our consolidated financial statements.

Principles of Consolidation and Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company has four reportable segments consisting of Banking, Factoring, Asset Management, and Corporate. The Company’s Chief Executive Officer uses segment results to make operating and strategic decisions. On March 31, 2017 the Company sold its membership interests in TCA, which comprised the entirety of the Asset Management segment’s operations.  See Note 2 – Business Combinations and Divestitures for details of the TCA sale and its impact on our consolidated financial statements.

Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  The FASB issued this ASU to improve the accounting for share-based payments.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including:  the presentation of income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and calculation of diluted earnings per share.  The new standard was effective for the Company on January 1, 2017.  Adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As permitted by the amendment, the Company elected to early adopt the provisions of this ASU as of January 1, 2017. Adoption of ASU 2017-08 did not have a material impact on the Company’s consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Newly Issued, But Not Yet Effective Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the full effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, however, adoption of the ASU is not expected to have a significant impact.  The Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements.  The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU, however, the majority of the Company’s properties and equipment are owned, not leased.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – Business combinations AND DIVESTITURES

Triumph Capital Advisors, LLC

On March 31, 2017, the Company sold its wholly owned asset management subsidiary, Triumph Capital Advisors, LLC, to an unrelated third party. The transaction was completed to enhance shareholder value and provide a platform for TCA to operate without the impact of regulations intended for depository institutions.

A summary of the consideration received and the gain on sale is as follows:

(Dollars in thousands)
Consideration received (fair value):
Cash	$10,554
Loan receivable	10,500
Revenue share	1,623
Total consideration received	22,677
Carrying value of TCA membership interest	1,417
Gain on sale of subsidiary	21,260
Transaction costs	400
Gain on sale of subsidiary, net of transaction costs	$20,860

The Company financed a portion of the consideration received with a $10,500,000 term credit facility.  Terms of the floating rate credit facility provide for quarterly principal and interest payments with an interest rate floor of 5.50%, maturing on March 31, 2023.  The Company received a $25,000 origination fee associated with the term credit facility that was deferred and will be accreted over the contractual life of the loan as a yield adjustment.

In addition, the Company is entitled to receive an annual earn-out payment representing 3% of TCA’s future annual gross revenue, with a total maximum earn-out amount of $2,500,000.  The revenue share earn-out is considered contingent consideration which the Company elected to record as an asset at its estimated fair value of $1,623,000 on the date of sale.

The Company incurred pre-tax expenses related to the transaction, including professional fees and other direct transaction costs, totaling $400,000 which were netted against the gain on sale of subsidiary in the consolidated statements of income during the three months ended March 31, 2017.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Expenses related to the acquisition, including professional fees and other transaction costs, totaling $1,618,000 were recorded in noninterest expense in the consolidated statements of income during the three months ended September 30, 2016.

NOTE 3 - SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at March 31, 2017 and December 31, 2016 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$158,212	$565	$(561)	$158,216
U.S. Treasury notes	4,820	29	—	4,849
Mortgage-backed securities, residential	23,580	417	(157)	23,840
Asset backed securities	12,966	—	(126)	12,840
State and municipal	25,580	11	(405)	25,186
Corporate bonds	27,250	115	(4)	27,361
SBA pooled securities	148	1	—	149
Mutual fund	2,000	11	—	2,011
Total available for sale securities	$254,556	$1,149	$(1,253)	$254,452

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$28,882	$1,284	$(94)	$30,072

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$180,945	$640	$(643)	$180,942
Mortgage-backed securities, residential	24,710	453	(173)	24,990
Asset backed securities	13,031	30	(159)	12,902
State and municipal	27,339	6	(708)	26,637
Corporate bonds	27,287	106	(3)	27,390
SBA pooled securities	156	1	—	157
Mutual fund	2,000	11	—	2,011
Total available for sale securities	$275,468	$1,247	$(1,686)	$275,029

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$29,352	$1,527	$(58)	$30,821

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair value of securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$57,965	$57,950	$—	$—
Due from one year to five years	133,213	133,274	—	—
Due from five years to ten years	5,858	5,794	9,491	10,015
Due after ten years	18,826	18,594	19,391	20,057
	215,862	215,612	28,882	30,072
Mortgage-backed securities, residential	23,580	23,840	—	—
Asset backed securities	12,966	12,840	—	—
SBA pooled securities	148	149	—	—
Mutual fund	2,000	2,011	—	—
	$254,556	$254,452	$28,882	$30,072

Proceeds from sales of securities and the associated gross gains and losses for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Proceeds	$—	$4,345
Gross gains	$—	$5
Gross losses	$—	$—

Securities with a carrying amount of approximately $167,322,000 and $194,571,000 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to securities with gross unrealized and unrecognized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$82,730	$(561)	$—	$—	$82,730	$(561)
U.S. Treasury notes	—	—	—	—	—	—
Mortgage-backed securities, residential	6,520	(157)	—	—	6,520	(157)
Asset backed securities	4,863	(79)	7,977	(47)	12,840	(126)
State and municipal	24,119	(405)	—	—	24,119	(405)
Corporate bonds	371	(4)	—	—	371	(4)
SBA pooled securities	—	—	—	—	—	—
Mutual fund	—	—	—	—	—	—
	$118,603	$(1,206)	$7,977	$(47)	$126,580	$(1,253)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$6,532	$(94)	$—	$—	$6,532	$(94)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$95,362	$(643)	$—	$—	$95,362	$(643)
Mortgage-backed securities, residential	6,594	(173)	—	—	6,594	(173)
Asset backed securities	—	—	7,946	(159)	7,946	(159)
State and municipal	25,771	(708)	—	—	25,771	(708)
Corporate bonds	372	(3)	—	—	372	(3)
SBA pooled securities	—	—	—	—	—	—
Mutual funds	—	—	—	—	—	—
	$128,099	$(1,527)	$7,946	$(159)	$136,045	$(1,686)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$3,323	$(58)	$—	$—	$3,323	$(58)

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2017, the Company had 91 securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2017, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the recorded investment and unpaid principal for loans at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$498,099	$503,659	$(5,560)	$442,237	$447,926	$(5,689)
Construction, land development, land	109,849	113,173	(3,324)	109,812	113,211	(3,399)
1-4 family residential properties	105,230	106,979	(1,749)	104,974	106,852	(1,878)
Farmland	136,537	137,587	(1,050)	141,615	142,673	(1,058)
Commercial	792,764	796,712	(3,948)	778,643	783,349	(4,706)
Factored receivables	242,098	243,535	(1,437)	238,198	239,432	(1,234)
Consumer	28,415	28,425	(10)	29,764	29,782	(18)
Mortgage warehouse	122,244	122,244	—	182,381	182,381	—
Total	2,035,236	$2,052,314	$(17,078)	2,027,624	$2,045,606	$(17,982)
Allowance for loan and lease losses	(19,093)			(15,405)
	$2,016,143			$2,012,219

The difference between the recorded investment and the unpaid principal is primarily associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $14,072,000 and $15,210,000 at March 31, 2017 and December 31, 2016, respectively, and (2) net deferred origination and factoring fees totaling $3,006,000 and $2,772,000 at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the Company had $23,573,000 and $23,597,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $450,654,000 and $497,573,000 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the three months ended March 31, 2017 and 2016, loans with carrying amounts of $1,965,000 and $2,881,000, respectively, were transferred to loans held for sale as the Company made the decision to sell the loans. These loans were subsequently sold resulting in proceeds of $1,919,000 and $2,805,000, respectively, and losses on sale of loans of $46,000 and $76,000, respectively, which were recorded as other noninterest income in the consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) during the three months ended March 31, 2017 and 2016 is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended March 31, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,813	$567	$(137)	$—	$2,243
Construction, land development, land	465	513	(419)	7	566
1-4 family residential properties	253	(70)	(28)	5	160
Farmland	170	44	—	—	214
Commercial	8,014	5,793	(2,852)	222	11,177
Factored receivables	4,088	519	(580)	37	4,064
Consumer	420	372	(299)	54	547
Mortgage warehouse	182	(60)	—	—	122
	$15,405	$7,678	$(4,315)	$325	$19,093

(Dollars in thousands)	Beginning				Ending
Three months ended March 31, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,489	$129	$—	$1	$1,619
Construction, land development, land	367	(169)	—	—	198
1-4 family residential properties	274	22	(16)	5	285
Farmland	134	(1)	—	—	133
Commercial	5,276	25	—	30	5,331
Factored receivables	4,509	(440)	(8)	49	4,110
Consumer	216	30	(43)	19	222
Mortgage warehouse	302	(107)	—	—	195
	$12,567	$(511)	$(67)	$104	$12,093

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
March 31, 2017	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$724	$486,621	$10,754	$498,099	$—	$1,888	$355	$2,243
Construction, land development, land	415	105,846	3,588	109,849	25	541	—	566
1-4 family residential properties	1,266	101,671	2,293	105,230	—	160	—	160
Farmland	2,920	133,380	237	136,537	—	214	—	214
Commercial	25,159	763,025	4,580	792,764	2,034	8,143	1,000	11,177
Factored receivables	3,728	238,370	—	242,098	1,732	2,332	—	4,064
Consumer	133	28,282	—	28,415	—	547	—	547
Mortgage warehouse	—	122,244	—	122,244	—	122	—	122
	$34,345	$1,979,439	$21,452	$2,035,236	$3,791	$13,947	$1,355	$19,093

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2016	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,456	$427,918	$12,863	$442,237	$100	$1,358	$355	$1,813
Construction, land development, land	362	105,493	3,957	109,812	25	440	—	465
1-4 family residential properties	1,095	101,551	2,328	104,974	1	252	—	253
Farmland	1,333	140,045	237	141,615	—	170	—	170
Commercial	33,033	738,088	7,522	778,643	2,101	5,913	—	8,014
Factored receivables	3,176	235,022	—	238,198	1,546	2,542	—	4,088
Consumer	73	29,691	—	29,764	—	420	—	420
Mortgage warehouse	—	182,381	—	182,381	—	182	—	182
	$40,528	$1,960,189	$26,907	$2,027,624	$3,773	$11,277	$355	$15,405

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from these tables.

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
March 31, 2017	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$—	$—	$—	$724	$757
Construction, land development, land	281	279	25	134	136
1-4 family residential properties	—	—	—	1,266	1,391
Farmland	—	—	—	2,920	2,980
Commercial	15,118	15,261	2,034	10,041	10,131
Factored receivables	3,728	3,728	1,732	—	—
Consumer	—	—	—	133	132
Mortgage warehouse	—	—	—	—	—
PCI	2,702	3,006	1,355	—	—
	$21,829	$22,274	$5,146	$15,218	$15,527

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2016	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$517	$517	$100	$939	$1,011
Construction, land development, land	277	275	25	85	86
1-4 family residential properties	8	14	1	1,087	1,215
Farmland	—	—	—	1,333	1,364
Commercial	15,022	15,018	2,101	18,011	18,096
Factored receivables	3,176	3,176	1,546	—	—
Consumer	—	—	—	73	73
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$19,525	$19,525	$4,128	$21,528	$21,845

The following table presents average impaired loans and interest recognized on impaired loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,090	$—	$719	$—
Construction, land development, land	389	—	—	—
1-4 family residential properties	1,180	1	628	1
Farmland	2,127	9	—	—
Commercial	29,096	122	10,109	100
Factored receivables	3,452	—	4,181	—
Consumer	103	—	18	—
Mortgage warehouse	—	—	—	—
PCI	1,613	—	974	—
	$39,050	$132	$16,629	$101

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at March 31, 2017 and December 31, 2016:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
March 31, 2017	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$2,399	$—	$724	$3,123
Construction, land development, land	—	—	415	415
1-4 family residential properties	1,075	—	1,213	2,288
Farmland	3,672	—	2,128	5,800
Commercial	10,448	371	19,984	30,803
Factored receivables	12,438	2,470	—	14,908
Consumer	620	—	133	753
Mortgage warehouse	—	—	—	—
PCI	219	—	5,913	6,132
	$30,871	$2,841	$30,510	$64,222

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2016	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$699	$144	$1,163	$2,006
Construction, land development, land	619	—	362	981
1-4 family residential properties	956	—	1,039	1,995
Farmland	3,583	141	541	4,265
Commercial	11,060	1,077	26,619	38,756
Factored receivables	11,921	2,153	—	14,074
Consumer	667	2	73	742
Mortgage warehouse	—	—	—	—
PCI	2,020	104	8,233	10,357
	$31,525	$3,621	$38,030	$73,176

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans(1)	$30,510	$38,030
Factored receivables greater than 90 days past due	2,470	2,153
Troubled debt restructurings accruing interest	3,611	5,123
	$36,591	$45,306
(1)	Includes troubled debt restructurings of $8,973,000 and $13,263,000 at March 31, 2017 and December 31, 2016, respectively.

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

As of March 31, 2017 and December 31, 2016, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
March 31, 2017	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$485,653	$1,692	$—	$10,754	$498,099
Construction, land development, land	105,846	415	—	3,588	109,849
1-4 family residential	101,350	1,587	—	2,293	105,230
Farmland	129,763	6,537	—	237	136,537
Commercial	746,554	41,630	—	4,580	792,764
Factored receivables	239,754	930	1,414	—	242,098
Consumer	28,280	135	—	—	28,415
Mortgage warehouse	122,244	—	—	—	122,244
	$1,959,444	$52,926	$1,414	$21,452	$2,035,236

(Dollars in thousands)
December 31, 2016	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$422,423	$6,951	$—	$12,863	$442,237
Construction, land development, land	105,493	362	—	3,957	109,812
1-4 family residential	101,339	1,307	—	2,328	104,974
Farmland	136,474	4,904	—	237	141,615
Commercial	729,634	41,487	—	7,522	778,643
Factored receivables	236,084	1,029	1,085	—	238,198
Consumer	29,688	76	—	—	29,764
Mortgage warehouse	182,381	—	—	—	182,381
	$1,943,516	$56,116	$1,085	$26,907	$2,027,624

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $12,584,000 and $18,386,000 as of March 31, 2017 and December 31, 2016, respectively. The Company had allocated specific allowances for these loans of $435,000 and $1,911,000 at March 31, 2017 and December 31, 2016, respectively, and had not committed to lend additional amounts. Troubled debt restructurings are the result of extending amortization periods, reducing contractual interest rates, or a combination thereof. The Company did not grant principal reductions on any restructured loans.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2017 and 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
March 31, 2017	Loans	Investment	Investment
Commercial	4	$186	$186

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
March 31, 2016	Loans	Investment	Investment
Commercial	16	$5,730	$5,730

During the three months ended March 31, 2017, the company had three loans modified as troubled debt restructurings with a recorded investment of $2,987,000 for which there were payment defaults within twelve months following the modification. The full recorded investment in one of these loans of $2,702,000 was charged off during the period. During the three months ended March 31, 2016, there were no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due.

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at March 31, 2017 and December 31, 2016, are as follows:

	March 31,	December 31,
	2017	2016
Contractually required principal and interest:
Real estate loans	$22,085	$25,013
Commercial loans	6,706	9,703
Outstanding contractually required principal and interest	$28,791	$34,716
Gross carrying amount included in loans receivable	$21,452	$26,907

The changes in accretable yield during the three months ended March 31, 2017 and 2016 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended March 31,
	2017	2016
Accretable yield, beginning balance	$4,261	$2,594
Additions	—	—
Accretion	(472)	(517)
Reclassification from nonaccretable to accretable yield	83	—
Disposals	(440)	(13)
Accretable yield, ending balance	$3,432	$2,064

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Goodwill	$28,810	$28,810

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$21,825	$(9,234)	$12,591	$21,825	$(8,423)	$13,402
Other intangible assets	3,793	(961)	2,832	6,006	(1,687)	4,319
	$25,618	$(10,195)	$15,423	$27,831	$(10,110)	$17,721

The changes in goodwill and intangible assets during the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Beginning balance	$46,531	$27,854
Acquired intangibles	152	—
Divestiture	(1,339)	—
Amortization of intangibles	(1,111)	(977)
Ending balance	$44,233	$26,877

NOTE 6 – Variable Interest Entities

Collateralized Loan Obligation Funds – Closed

The Company, through its subsidiary TCA, acted as the asset manager or provided certain middle and back office staffing and services to the asset manager of various CLO funds. TCA earned asset management fees in accordance with the terms of its asset management or staffing and services agreements associated with the CLO funds. TCA earned asset management fees totaling $1,717,000 and $1,629,000 for the three months ended March 31, 2017 and 2016, respectively.  On March 31, 2017 the Company sold its membership interests in TCA as discussed in Note 2 – Business Combinations and Divestitures.  As a result of the TCA sale, as of March 31, 2017 the Company no longer acted as asset manager or staffing and services provider for any CLO funds.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company performed a consolidation analysis for the period prior to the TCA sale to determine whether the Company was required to consolidate the assets, liabilities, equity or operations of the above closed CLO funds in its financial statements. The Company concluded that the closed CLO funds were variable interest entities; however, the Company, through TCA, did not hold variable interests in the entities as the Company’s interest in the CLO funds was limited to the asset management fees payable to TCA under their asset management agreements and the interests of its related parties were insignificant.  The Company concluded that the asset management fees were not variable interests in the CLO funds as (a) the asset management fees were commensurate with the services provided, (b) the asset management agreements included only terms, conditions, or amounts that were customarily present in arrangements for similar services negotiated on an arm’s-length basis, and (c) the Company did not hold other interests in the CLO funds (including interests held through related parties) that individually or in the aggregate would absorb more than an insignificant amount of the CLO funds’ expected losses or receive more than an insignificant amount of the CLO funds’ expected residual returns. Consequently, the Company concluded that it was not required to consolidate the assets, liabilities, equity or operations of these CLO funds in its financial statements.  Upon the sale of TCA on March 31, 2017, the Company’s interest in the CLOs through the TCA asset management fees was terminated.  The sale of TCA did not change the results of the consolidation analysis.

The following table summarizes the closed CLO offerings for which TCA is not the asset manager, but provides certain middle and back office services to the asset manager:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000

The securities sold in the above CLO offerings were issued in a series of tranches ranging from an AAA rated debt tranche to an unrated tranche of subordinated notes. The Company holds investments in the subordinated notes of Trinitas IV and Trinitas V with a carrying amount of $6,626,000, which are classified as held to maturity securities within the Company’s consolidated balance sheet at March 31, 2017.

The Company performed a consolidation analysis for the period prior to the TCA sale to confirm whether the Company was required to consolidate the assets, liabilities, equity or operations of the above closed CLO funds in its financial statements. The Company concluded that the closed CLO funds were variable interest entities and that the Company holds variable interests in the entities in the form of its investment in the subordinated notes of entities. However, the Company also concluded that as TCA was not the asset manager of the CLO funds, the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance. As a result, the Company was not the primary beneficiary and therefore was not required to consolidate the assets, liabilities, equity, or operations of the closed CLO funds in the Company’s financial statements. Upon the sale of TCA on March 31, 2017, the Company is no longer providing staffing and services and the only remaining interest in the CLOs is the Company’s investment in the subordinated notes of the entities.  The sale of TCA did not change the results of the consolidation analysis.

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

At March 31, 2017, the Company’s loss exposure to Trinitas VI is limited to its $22,181,000 investment in the entity which is classified as other assets within the Company’s consolidated balance sheet. Income from the Company’s investment in CLO warehouse entities totaled $964,000 and $984,000 during the three months ended March 31, 2017 and 2016, respectively, and is included in other noninterest income within the Company’s consolidated statements of income.

The Company performed a consolidation analysis of Trinitas VI during the warehouse phase and concluded that Trinitas VI is a variable interest entity and that the Company holds a variable interest in the entity that could potentially be significant to the entity in the form of its investment in the subordinated notes of the entity. However, the Company also concluded that since the Company is

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

not the portfolio manager for Trinitas VI, the Company does not have the power to direct the activities that most significantly impact the entity’s economic performance.  As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the entity in the Company’s financial statements.  The sale of TCA did not change the results of the consolidation analysis.

NOTE 7 - Deposits

Deposits at March 31, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Noninterest bearing demand	$382,009	$363,351
Interest bearing demand	329,201	340,362
Individual retirement accounts	100,436	103,022
Money market	203,686	213,253
Savings	173,258	171,354
Certificates of deposit	767,602	756,351
Brokered deposits	68,096	68,092
Total Deposits	$2,024,288	$2,015,785

At March 31, 2017, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	March 31, 2017
Within one year	$678,352
After one but within two years	175,164
After two but within three years	46,520
After three but within four years	16,504
After four but within five years	19,343
After five years	251
Total	$936,134

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $161,317,000 and $149,258,000 at March 31, 2017 and December 31, 2016, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$15,985	$22,925	$7,345	$7,580
Unused lines of credit	98,047	150,182	109,611	145,475
Standby letters of credit	2,371	5,128	2,547	4,706

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 15 of the Company’s 2016 Form 10-K.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2017	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$158,216	$—	$158,216
U.S. Treasury notes	—	4,849	—	4,849
Mortgage-backed securities, residential	—	23,840	—	23,840
Asset backed securities	—	12,840	—	12,840
State and municipal	—	25,186	—	25,186
Corporate bonds	—	27,361	—	27,361
SBA pooled securities	—	149	—	149
Mutual fund	2,011	—	—	2,011
	$2,011	$252,441	$—	$254,452

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$180,942	$—	$180,942
Mortgage-backed securities, residential	—	24,990	—	24,990
Asset backed securities	—	12,902	—	12,902
State and municipal	—	26,637	—	26,637
Corporate bonds	—	27,390	—	27,390
SBA pooled securities	—	157	—	157
Mutual fund	2,011	—	—	2,011
	$2,011	$273,018	$—	$275,029

There were no transfers between levels during 2017 or 2016.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2017	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$—	$—
Construction, land development, land	—	—	256	256
1-4 family residential properties	—	—	—	—
Commercial	—	—	13,084	13,084
Factored receivables	—	—	1,996	1,996
PCI	—	—	1,347	1,347
Other real estate owned (1)
Commercial	—	—	92	92
	$—	$—	$16,775	$16,775

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$417	$417
Construction, land development, land	—	—	252	252
1-4 family residential properties	—	—	7	7
Commercial	—	—	12,921	12,921
Factored receivables	—	—	1,630	1,630
PCI	—	—	170	170
Other real estate owned (1)
Commercial	—	—	698	698
1-4 family residential properties	—		485	485
Construction, land development, land	—	—	467	467
	$—	$—	$17,047	$17,047

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2017 and December 31, 2016 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
March 31, 2017	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$126,084	$126,084	$—	$—	$126,084
Securities - held to maturity	28,882	—	23,540	6,532	30,072
Loans not previously presented, net	1,999,460	—	—	2,008,707	2,008,707
FHLB stock	7,167	N/A	N/A	N/A	N/A
Accrued interest receivable	11,455	—	11,455	—	11,455

Financial liabilities:
Deposits	2,024,288	—	2,029,332	—	2,029,332
Customer repurchase agreements	10,468	—	10,468	—	10,468
Federal Home Loan Bank advances	200,000	—	200,000	—	200,000
Subordinated notes	48,757	—	50,737	—	50,737
Junior subordinated debentures	32,840	—	33,046	—	33,046
Accrued interest payable	1,805	—	1,805	—	1,805

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2016	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$114,514	$114,514	$—	$—	$114,514
Securities - held to maturity	29,352	—	27,498	3,323	30,821
Loans not previously presented, net	1,996,822	—	—	2,002,487	2,002,487
FHLB stock	8,430	N/A	N/A	N/A	N/A
Accrued interest receivable	12,663	—	12,663	—	12,663

Financial liabilities:
Deposits	2,015,785	—	2,014,922	—	2,014,922
Customer repurchase agreements	10,490	—	10,490	—	10,490
Federal Home Loan Bank advances	230,000	—	230,000	—	230,000
Subordinated notes	48,734	—	50,920	—	50,920
Junior subordinated debentures	32,740	—	32,905	—	32,905
Accrued interest payable	2,682	—	2,682	—	2,682

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

The Company is subject to the Basel III regulatory capital framework. Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer was 1.25% and 0.625% at March 31, 2017 and December 31, 2016, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2017 and December 31, 2016, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

As of March 31, 2017 and December 31, 2016, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2017 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of March 31, 2017 and December 31, 2016. The capital adequacy amounts and ratios below do not include the capital conservation buffer in effect at each respective date.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$359,884	14.9%	$193,675	8.0%	N/A	N/A
TBK Bank, SSB	$297,150	12.9%	$183,631	8.0%	$229,539	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$291,704	12.0%	$145,256	6.0%	N/A	N/A
TBK Bank, SSB	$277,801	12.1%	$137,723	6.0%	$183,631	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$249,962	10.3%	$108,942	4.5%	N/A	N/A
TBK Bank, SSB	$277,801	12.1%	$103,292	4.5%	$149,200	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$291,704	11.3%	$103,114	4.0%	N/A	N/A
TBK Bank, SSB	$277,801	11.0%	$101,278	4.0%	$126,598	5.0%

As of December 31, 2016
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$342,059	14.6%	$187,449	8.0%	N/A	N/A
TBK Bank, SSB	$293,313	12.9%	$181,640	8.0%	$227,050	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$277,605	11.8%	$140,587	6.0%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$136,230	6.0%	$181,640	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$238,439	10.2%	$105,440	4.5%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$102,173	4.5%	$147,583	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$277,605	10.9%	$102,303	4.0%	N/A	N/A
TBK Bank, SSB	$277,593	11.0%	$100,802	4.0%	$126,002	5.0%
Dividends paid by banks are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

Common Stock

	Common Stock
	March 31, 2017	December 31, 2016
Shares authorized	50,000,000	50,000,000
Shares issued	18,159,539	18,154,365
Treasury shares	(80,770)	(76,118)
Shares outstanding	18,078,769	18,078,247
Par value per share	$0.01	$0.01

Preferred Stock

	Preferred Stock
	Series A		Series B
(Dollars in thousands, except per share amounts)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Shares authorized	50,000	50,000	115,000	115,000
Shares issued	45,500	45,500	51,956	51,956
Shares outstanding	45,500	45,500	51,956	51,956
Par value per share	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Liquidation preference amount	$4,550	$4,550	$5,196	$5,196
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	N/A	N/A
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $702,000 and $353,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the three months ended March 31, 2017 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2017	126,644	$14.92
Granted	5,174	27.05
Vested	(17,860)	19.11
Forfeited	(251)	13.50
Nonvested at March 31, 2017	113,707	$14.81

RSAs granted to employees under the Omnibus Incentive Plan typically vest over two to four years. Compensation expense for RSAs granted under the Omnibus Incentive Program will be recognized over the vesting period of the awards based on the fair value of the

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock at the issue date. As of March 31, 2017, there was $534,000 of unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.50 years.

Stock Options

A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan as of and for the three months ended March 31, 2017 were as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2017	163,661	$15.87
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2017	163,661	$15.87	7.16	$1,625

Fully vested shares and shares expected to vest at March 31, 2017	163,661	$15.87	7.16	$1,625

Shares exercisable at March 31, 2017	34,398	$15.87	0.25	$342

There were no options granted or exercised during the three months ended March 31, 2017 and 2016.

Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms. Contractual terms of exercisable options may be shortened due to termination of a participant’s employment. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Expected volatilities are determined based on historical volatilities of a peer group of companies with a similar size, industry, stage of life cycle, and capital structure. The expected term of options granted is determined based on the SEC simplified method, which calculates the expected term as the mid-point between the weighted average time to vesting and the contractual term. The risk-free interest rate for the expected term of options is derived from the Treasury constant maturity yield curve on the valuation date.

As of March 31, 2017, there was $360,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.00 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Basic
Net income to common stockholders	$10,281	$4,812
Weighted average common shares outstanding	17,955,144	17,816,930
Basic earnings per common share	$0.57	$0.27
Diluted
Net income to common stockholders	$10,281	$4,812
Dilutive effect of preferred stock	192	—
Net income to common stockholders - diluted	$10,473	$4,812
Weighted average common shares outstanding	17,955,144	17,816,930
Add: Dilutive effects of restricted stock	87,094	113,788
Add: Dilutive effects of assumed exercises of stock warrants	145,896	50,558
Add: Dilutive effects of assumed exercises of stock options	47,873	—
Add: Dilutive effects of assumed conversion of Preferred A	315,773	—
Add: Dilutive effects of assumed conversion of Preferred B	360,578	—
Average shares and dilutive potential common shares	18,912,358	17,981,276
Diluted earnings per common share	$0.55	$0.27

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended March 31,
	2017	2016
Shares assumed to be converted from Preferred Stock Series A	—	315,773
Shares assumed to be converted from Preferred Stock Series B	—	360,578
Restricted stock awards	—	—
Stock options	—	—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – BUSINESS SEGMENT INFORMATION

The following table presents the Company’s operating segments. The accounting policies of the segments are substantially similar to those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2016 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s allowance for loan loss determination. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC. General factoring services not originated through TBC are included in the Banking segment. On March 31, 2017, we sold our 100% membership interest in TCA.  As a result, the Asset Management segment will have no operations subsequent to March 31, 2017.

(Dollars in thousands)			Asset
Three Months Ended March 31, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$27,499	$8,705	$3	$125	$36,332
Intersegment interest allocations	1,289	(1,289)	—	—	—
Total interest expense	3,214	—	—	1,299	4,513
Net interest income (expense)	25,574	7,416	3	(1,174)	31,819
Provision for loan losses	7,021	582	—	75	7,678
Net interest income after provision	18,553	6,834	3	(1,249)	24,141
Gain on sale of subsidiary	—	—	—	20,860	20,860
Other noninterest income	3,531	670	1,717	507	6,425
Noninterest expense	21,969	5,595	1,456	5,817	34,837
Operating income (loss)	$115	$1,909	$264	$14,301	$16,589

(Dollars in thousands)			Asset
Three Months Ended March 31, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$17,426	$7,185	$31	$251	$24,893
Intersegment interest allocations	1,001	(1,001)	—	—	—
Total interest expense	2,102	—	—	302	2,404
Net interest income (expense)	16,325	6,184	31	(51)	22,489
Provision for loan losses	(124)	(470)	—	83	(511)
Net interest income after provision	16,449	6,654	31	(134)	23,000
Noninterest income	2,015	445	1,671	850	4,981
Noninterest expense	13,582	4,573	1,346	577	20,078
Operating income (loss)	$4,882	$2,526	$356	$139	$7,903

(Dollars in thousands)			Asset
March 31, 2017	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,568,126	$227,956	$—	$409,345	$(570,069)	$2,635,358
Gross loans	$1,954,758	$218,601	$—	$12,360	$(150,483)	$2,035,236

(Dollars in thousands)			Asset
December 31, 2016	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,588,509	$223,994	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans	$1,961,552	$212,784	$—	$1,866	$(148,578)	$2,027,624

item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.

Company Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset based lending, equipment lending, healthcare lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of March 31, 2017, we had consolidated total assets of $2.635 billion, total loans held for investment of $2.035 billion, total deposits of $2.024 billion and total stockholders’ equity of $300.4 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. In addition, through our Triumph Capital Advisors, LLC asset management subsidiary, we provided fee-based asset management services distinct from our traditional banking offerings and operations.  As a result, we have determined our reportable segments are Banking, Factoring, Asset Management, and Corporate. For the three months ended March 31, 2017, our Banking segment generated 49% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 15% of our total revenue, our Asset Management segment generated 3% of our total revenue, and our Corporate segment generated 33% of our total revenue.  As discussed below, on March 31, 2017 we sold our 100% membership interest in Triumph Capital Advisors, LLC and will no longer provide fee-based asset management services.

First Quarter 2017 Overview

Net income available to common stockholders for the three months ended March 31, 2017 was $10.3 million, or $0.55 per diluted share, compared to net income available to common stockholders for the three months ended March 31, 2016 of $4.8 million, or $0.27 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $0.3 million, or $0.02 per diluted share, for the three months ended March 31, 2017.  For the three months ended March 31, 2017, our return on average common equity was 14.66% and our return on average assets was 1.62%.

At March 31, 2017, we had total assets of $2.635 billion, including gross loans of $2.035 billion, compared to $2.641 billion of total assets and $2.028 billion of gross loans at December 31, 2016. Organic loan growth totaled $7 million during the three months ended March 31, 2017. Our commercial finance product lines increased from $694 million in aggregate as of December 31, 2016 to $714 million as of March 31, 2017, an increase of 3%, and constitute 35% of our total loan portfolio at March 31, 2017.

At March 31, 2017, we had total liabilities of $2.335 billion, including total deposits of $2.024 billion, compared to $2.352 billion of total liabilities and $2.016 billion of total deposits at December 31, 2016. Organic deposit growth totaled $8 million during the three months ended March 31, 2017.

At March 31, 2017, we had total stockholders' equity of $300.4 million. During the three months ended March 31, 2017, total stockholders’ equity increased $11 million, primarily due to our net income for the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 12.0% and 14.9%, respectively, at March 31, 2017.

Triumph Capital Advisors

On March 31, 2017, the Company sold its 100% membership interest in Triumph Capital Advisors, LLC (“TCA”).  As part of the TCA sale on March 31, 2017, the Company:

•

Received total consideration with a fair value of $22.7 million, comprised of cash of $10.6 million, a seller financed loan receivable of $10.5 million, and a revenue share earn-out asset valued at $1.6 million.

•	Recorded a pre-tax gain on sale of $20.9 million, net of $0.4 million of direct transaction costs.
•

Incurred other indirect transaction related costs of $0.3 million and accrued $4.8 million in incremental bonus expense for the anticipated amount expected to be paid to team members to recognize their contribution to the transaction and building the value realized in the sale of the business.

The TCA sale resulted in a net pre-tax contribution to earnings for the three months ended March 31, 2017 of $15.7 million, or approximately $10.0 million net of tax.  See Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report for additional details of the TCA sale and its expected impact on our consolidated financial statements.

ColoEast Bankshares, Inc.

On August 1, 2016, the Company acquired ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, which was merged into TBK Bank upon closing.  As part of the ColoEast acquisition, the Company acquired loans with a fair value of $461 million, acquired investment securities with a fair value of $162 million, and assumed $653 million of customer deposits.  When compared to the three months ended March 31, 2016, the operating results for the three months ended March 31, 2017 are reflective of the significantly larger assets, liabilities, personnel, and infrastructure resulting from the ColoEast acquisition, which affects comparability period over period.

Commercial Finance Product Lines

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector (though increasingly in other industries as well), our asset based lending and equipment finance products marketed under our Triumph Commercial Finance brand, the healthcare asset based lending products offered under our Triumph Healthcare Finance brand, and premium finance products marketed under our Triumph Premium Finance brand.  Our aggregate outstanding balances for these products increased from $693.7 million as of December 31, 2016 to $713.6 million as of March 31, 2017.  These increases were driven by organic growth.

The following table sets forth our commercial finance product lines as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Commercial finance
Equipment	$203,251	$190,393
Asset based lending (general)	166,917	161,454
Asset based lending (healthcare)	78,208	79,668
Premium finance	23,162	23,971
Factored receivables	242,098	238,198
Total commercial finance loans	$713,636	$693,684

Financial Highlights

The Company’s key financial highlights as of and for the three months ended March 31, 2017, as compared to the prior period, are shown below:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2017	2016
Income Statement Data:
Interest income	$36,332	$24,893
Interest expense	4,513	2,404
Net interest income	31,819	22,489
Provision for loan losses	7,678	(511)
Net interest income after provision	24,141	23,000
Gain on sale of subsidiary	20,860	—
Other noninterest income	6,425	4,981
Noninterest income	27,285	4,981
Noninterest expense	34,837	20,078
Net income before income taxes	16,589	7,903
Income tax expense	6,116	2,897
Net income	10,473	5,006
Dividends on preferred stock	(192)	(194)
Net income available to common stockholders	$10,281	$4,812

Per Share Data:
Basic earnings per common share	$0.57	$0.27
Diluted earnings per common share	$0.55	$0.27
Weighted average shares outstanding - basic	17,955,144	17,816,930
Weighted average shares outstanding - diluted	18,912,358	17,981,276

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.02	$0.27
Adjusted weighted average shares outstanding - diluted	18,236,005	17,981,276

Performance ratios - Annualized(2):
Return on average assets	1.62%	1.20%
Return on average total equity	14.44%	7.39%
Return on average common equity	14.66%	7.37%
Return on average tangible common equity (1)	17.49%	8.23%
Yield on loans	7.15%	7.84%
Adjusted yield on loans (1)	6.93%	7.47%
Cost of interest bearing deposits	0.71%	0.74%
Cost of total deposits	0.58%	0.64%
Cost of total funds	0.79%	0.69%
Net interest margin	5.37%	5.90%
Adjusted net interest margin (1)	5.19%	5.61%
Efficiency ratio	58.94%	73.09%
Adjusted efficiency ratio (1)	77.65%	73.09%
Net noninterest expense to average assets	1.17%	3.61%
Adjusted net noninterest expense to average assets (1)	3.60%	3.61%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2017	2016
Balance Sheet Data:
Total assets	$2,635,358	$2,641,067
Cash and cash equivalents	126,084	114,514
Investment securities	283,334	304,381
Loans held for investment, net	2,016,143	2,012,219
Total liabilities	2,334,933	2,351,722
Noninterest bearing deposits	382,009	363,351
Interest bearing deposits	1,642,279	1,652,434
FHLB advances	200,000	230,000
Subordinated notes	48,757	48,734
Junior subordinated debentures	32,840	32,740
Total stockholders’ equity	300,425	289,345
Preferred stockholders' equity	9,746	9,746
Common stockholders' equity	290,679	279,599

Per Share Data:
Book value per share	$16.08	$15.47
Tangible book value per share (1)	$13.63	$12.89
Shares outstanding end of period	18,078,769	18,078,247

Asset Quality ratios(3):
Past due to total loans	3.16%	3.61%
Nonperforming loans to total loans	1.80%	2.23%
Nonperforming assets to total assets	1.92%	1.98%
ALLL to nonperforming loans	52.18%	34.00%
ALLL to total loans	0.94%	0.76%
Net charge-offs to average loans(4)	0.20%	0.25%

Capital ratios:
Tier 1 capital to average assets	11.32%	10.85%
Tier 1 capital to risk-weighted assets	12.05%	11.85%
Common equity Tier 1 capital to risk-weighted assets	10.32%	10.18%
Total capital to risk weighted assets	14.87%	14.60%
Total stockholders' equity to total assets	11.40%	10.96%
Tangible common stockholders' equity ratio (1)	9.51%	8.98%

(1)

The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance.  The non-GAAP measures used by the Company include the following:

•

“Adjusted diluted earnings per common share” is defined as adjusted net income available to common stockholders divided by adjusted weighted average diluted common shares outstanding.  Excluded from net income available to common stockholders are material gains and expenses related to merger and acquisition related activities, including divestitures, net of tax. In our judgment, the adjustments made to net income available to common stockholders allow management and investors to better assess our performance in relation to our core net income by removing the volatility associated with certain acquisition related items and other discrete items that are unrelated to our core business.  Weighted average diluted common shares outstanding are adjusted as a result of changes in their dilutive properties given the gain and expense adjustments described herein.

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
•

“Adjusted efficiency ratio” is defined as noninterest expenses divided by our operating revenue, which is equal to net interest income plus noninterest income. Excluded are material gains and expenses related to merger and acquisition related activities, including divestitures. In our judgment, the adjustments made to operating revenue allow management and investors to better assess our performance in relation to our core operating revenue by removing the volatility associated with certain acquisition related items and other discrete items that are unrelated to our core business.

•

“Adjusted net noninterest expense to average total assets” is defined as noninterest expenses net of noninterest income divided by total average assets. Excluded are material gains and expenses related to merger and acquisition related activities, including divestitures.  This metric is used by our management to better assess our core operating efficiency.

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

(2)	Amounts have been annualized.
(3)	Asset quality ratios exclude loans held for sale.
(4)	Net charge-offs to average loans ratios are for the three months ended March 31, 2017 and the year ended December 31, 2016.

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

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2017	2016
Net income available to common stockholders	$10,281	$4,812
Gain on sale of subsidiary	(20,860)	—
Incremental bonus related to transaction	4,814	—
Indirect transaction costs	325	—
Tax effect of adjustments	5,754	—
Adjusted net income available to common stockholders	$314	$4,812
Dilutive effect of convertible preferred stock	—	—
Adjusted net income available to common stockholders - diluted	$314	$4,812

Weighted average shares outstanding - diluted	18,912,358	17,981,276
Adjusted effects of assumed preferred stock conversion	(676,353)	—
Adjusted weighted average shares outstanding - diluted	18,236,005	17,981,276
Adjusted diluted earnings per common share	$0.02	$0.27

Net income available to common stockholders	$10,281	$4,812
Average tangible common equity	238,405	235,192
Return on average tangible common equity	17.49%	8.23%

Adjusted efficiency ratio:
Net interest income	$31,819	$22,489
Noninterest income	27,285	4,981
Operating revenue	59,104	27,470
Gain on sale of subsidiary	(20,860)	—
Adjusted operating revenue	$38,244	$27,470

Total noninterest expense	$34,837	$20,078
Incremental bonus related to transaction	(4,814)	—
Indirect transaction costs	(325)	—
Adjusted noninterest expense	$29,698	$20,078
Adjusted efficiency ratio	77.65%	73.09%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$34,837	$20,078
Incremental bonus related to transaction	(4,814)	—
Indirect transaction costs	(325)	—
Adjusted noninterest expense	29,698	20,078

Total noninterest income	27,285	4,981
Gain on sale of subsidiary	(20,860)	—
Adjusted noninterest income	6,425	4,981
Adjusted net noninterest expenses	$23,273	$15,097
Average Total Assets	$2,619,282	$1,682,640
Adjusted net noninterest expense to average assets ratio	3.60%	3.61%

Reported yield on loans	7.15%	7.84%
Effect of accretion income on acquired loans	(0.22%)	(0.37%)
Adjusted yield on loans	6.93%	7.47%

Reported net interest margin	5.37%	5.90%
Effect of accretion income on acquired loans	(0.18%)	(0.29%)
Adjusted net interest margin	5.19%	5.61%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2017	2016
Total stockholders' equity	$300,425	$289,345
Preferred stock liquidation preference	(9,746)	(9,746)
Total common stockholders' equity	290,679	279,599
Goodwill and other intangibles	(44,233)	(46,531)
Tangible common stockholders' equity	$246,446	$233,068
Common shares outstanding	18,078,769	18,078,247
Tangible book value per share	$13.63	$12.89

Total assets at end of period	$2,635,358	$2,641,067
Goodwill and other intangibles	(44,233)	(46,531)
Adjusted total assets at period end	$2,591,125	$2,594,536
Tangible common stockholders' equity ratio	9.51%	8.98%

Results of Operations

Net Income

Three months ended March 31, 2017 compared with three months ended March 31, 2016. We earned net income of $10.5 million for the three months ended March 31, 2017 compared to $5.0 million for the three months ended March 31, 2016, an increase of $5.5 million.

As discussed in the First Quarter 2017 Overview above, the results for the three months ended March 31, 2017 were impacted by our sale of TCA.  The TCA sale resulted in a gain on sale in the amount of $20.9 million included in noninterest income for the three months ended March 31, 2017, offset by an additional $4.8 million bonus accrual and approximately $0.3 million of other indirect transaction related costs recorded in connection with the TCA sale and reported as noninterest expense.

Excluding the impact of the TCA sale transaction, we earned adjusted net income of $0.5 million for the three months ended March 31, 2017 compared to $5.0 million for the three months ended March 31, 2016, a decrease of $4.5 million.  The adjusted decrease was primarily the result of an $8.2 million increase in the provision for loan losses and a $9.6 million increase in adjusted noninterest expense, offset in part by a $9.3 million increase in net interest income, a $1.4 million increase in adjusted noninterest income, and a $2.5 million decrease in adjusted income tax expense.

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

Three months ended March 31, 2017 compared with three months ended March 31, 2016. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$153,621	$327	0.86%	$129,232	$208	0.65%
Taxable securities	266,591	1,527	2.32%	170,695	758	1.79%
Tax-exempt securities	26,190	84	1.30%	1,135	7	2.48%
FHLB stock	8,536	42	2.00%	4,269	10	0.94%
Loans (1)	1,947,483	34,352	7.15%	1,226,564	23,910	7.84%
Total interest earning assets	2,402,421	36,332	6.13%	1,531,895	24,893	6.54%
Noninterest earning assets:
Cash and cash equivalents	39,448			25,387
Other noninterest earning assets	177,413			125,358
Total assets	$2,619,282			$1,682,640
Interest bearing liabilities:
Deposits:
Interest bearing demand	$325,589	$111	0.14%	$220,841	$57	0.10%
Individual retirement accounts	101,484	291	1.16%	61,912	191	1.24%
Money market	209,216	118	0.23%	112,226	65	0.23%
Savings	171,828	34	0.08%	76,551	10	0.05%
Certificates of deposit	756,606	2,079	1.11%	561,675	1,545	1.11%
Brokered deposits	68,086	236	1.41%	49,997	125	1.01%
Total interest bearing deposits	1,632,809	2,869	0.71%	1,083,202	1,993	0.74%
Subordinated notes	48,743	835	6.95%	—	—	0.00%
Junior subordinated debentures	32,780	465	5.75%	24,714	302	4.91%
Other borrowings	222,561	344	0.63%	131,428	109	0.33%
Total interest bearing liabilities	1,936,893	4,513	0.94%	1,239,344	2,404	0.78%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	377,769			160,378
Other liabilities	10,384			10,578
Total equity	294,236			272,340
Total liabilities and equity	$2,619,282			$1,682,640
Net interest income		$31,819			$22,489
Interest spread (2)			5.19%			5.76%
Net interest margin (3)			5.37%			5.90%

(1)	Balance totals include nonaccrual loans.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $31.8 million for the three months ended March 31, 2017 compared to $22.5 million for the three months ended March 31, 2016, an increase of $9.3 million, or 41.3%.

This increase in net interest income was driven by increases in average interest earning assets, which increased to $2.402 billion for the three months ended March 31, 2017 from $1.532 billion for the three months ended March 31, 2016, an increase of $870 million, or 56.8%.  This increase was primarily attributable to $461 million of loans and $162 million of investment securities acquired in the ColoEast acquisition.  Additional interest income also resulted from organic growth in our loan portfolio.  Our commercial finance product lines, including our factored receivables, asset based loans, equipment finance loans, and premium finance loans all increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  Our outstanding commercial finance balances increased $185.5 million, or 35.1%, from $528.1 million at March 31, 2016 to $713.6 million at March 31, 2017.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.

The increases in our net interest income resulting from changes in the interest income generated by our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.633 billion for the three months ended March 31, 2017 from $1.083 billion for the three months ended March 31, 2016, an increase of $550 million, or 50.8%.  This increase was primarily due to $653 million of customer deposits assumed in the ColoEast acquisition.  Excluding the ColoEast customer deposits, we also experienced growth in our certificates of deposit as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth.  Finally, we issued $50.0 million of subordinated notes in the third quarter of 2016 that contributed to the increase in interest expense period over period.

Net interest margin decreased to 5.37% for the three months ended March 31, 2017 from 5.90% for the three months ended March 31, 2016, a decrease of 53 basis points.

The decline in our net interest margin primarily resulted from a decrease in yields on our interest earning assets.  Our average yield on interest earning assets decreased to 6.13% for the three months ended March 31, 2017 from 6.54% for the three months ended March 31, 2016, a decrease of 41 basis points. The decrease is primarily attributable to a change in the mix within our loan portfolio period over period.  The lower yielding community banking loans acquired in the ColoEast acquisition resulted in our higher yielding commercial finance products as a percentage of the total portfolio decreasing from 42% at March 31, 2016 to 35% at March 31, 2017.  In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall factoring portfolio to 74% at March 31, 2017 compared to 76% at March 31, 2016 as we continued to expand our non-transportation factoring product lines throughout 2016 and into 2017.

A component of the yield on our loan portfolio consists of discount accretion on the portfolios acquired in connection with our acquisitions.  The aggregate increased yield on our loan portfolio attributable to the accretion of purchase discounts associated with our acquisitions was 22 basis points for the three months ended March 31, 2017 and 37 basis points for the three months ended March 31, 2016.  Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 6.93% and 7.47% for the three months ended March 31, 2017 and 2016, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, asset based loans, equipment finance loans, and premium finance loans.  As of March 31, 2017, there was approximately $14.1 million of purchase discount remaining, of which $11.3 million is expected to be accreted over the remaining lives of the acquired loan portfolios.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.19% and 5.61% for the three months ended March 31, 2017 and 2016, respectively.

Our average cost of interest bearing liabilities increased to 0.94% for the three months ended March 31, 2017 from 0.78% for the three months ended March 31, 2016, an increase of 16 basis points.  This increase was caused by an increased use of higher rate certificates of deposit to fund our growth period over period, higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the economy, and our issuance of $50.0 million of subordinated notes at an initial fixed rate of 6.50%. This impact was offset in part by a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the ColoEast acquisition, which contributed to the reduction of our cost of interest bearing deposits to 0.71% for the three months ended March 31, 2017 from 0.74% for the three months ended March 31, 2016.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017 vs. 2016
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$67	$52	$119
Taxable securities	220	549	769
Tax-exempt securities	(3)	80	77
FHLB stock	11	21	32
Loans	(2,274)	12,716	10,442
Total interest income	(1,979)	13,418	11,439
Interest bearing liabilities:
Interest bearing demand	18	36	54
Individual retirement accounts	(13)	113	100
Money market	(2)	55	53
Savings	5	19	24
Certificates of deposit	(2)	536	534
Brokered deposits	48	63	111
Total interest bearing deposits	54	822	876
Subordinated notes	—	835	835
Junior subordinated debentures	49	114	163
Other borrowings	94	141	235
Total interest expense	197	1,912	2,109
Change in net interest income	$(2,176)	$11,506	$9,330

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses (“ALLL”) at an adequate level to absorb probable losses incurred in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

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

Three months ended March 31, 2017 compared with three months ended March 31, 2016.  Our provision for loan losses was $7.7 million for the three months ended March 31, 2017 compared to a negative provision of $(0.5) million for the three months ended March 31, 2016.

The increased provision for loan losses was the primarily the result of an increase in loan charge-offs and net specific reserves recorded during the three months ended March 31, 2017.  We experienced higher total net charge-offs of $4.0 million in the three months ended March 31, 2017 compared to a net recovery of $0.04 million for the same period in 2016.  We recorded net specific reserves of $1.0 million during the three months ended March 31, 2017 compared to net specific reserves of $0.4 million recorded during the three months ended March 31, 2016.  Approximately $1.4 million of the charge-offs for the three months ended March 31, 2017 had specific reserves previously recorded.  In addition, recent charge-offs contributed to an increase in the estimate of the ALLL levels recorded against the remaining loan portfolio by $2.3 million as a result of higher loss factors incorporated into our ALLL methodology for the three months ended March 31, 2017. Approximately $3.1 million of the charge-offs and $1.8 million of additional specific reserves recorded during the three months ended March 31, 2017 were associated with five individual loan relationships.  Two of the loan relationships were part of our healthcare finance unit and three were acquired in the ColoEast acquisition, including one designated as purchased credit impaired.  The charge-offs and specific reserves related to the healthcare loan relationships represent substantially all of the remaining balance sheet exposure to these two borrowers.

In addition, during the three months ended March 31, 2017 outstanding loans increased $7 million from December 31, 2016.  During the three months ended March 31, 2016, outstanding loans decreased $46 million from December 31, 2015.  The increase in outstanding loan balances within the three months ended March 31, 2017 compared to a decrease in loan balances within the three months ended March 31, 2016 contributed to a higher provision for loan losses in the current period.

Our ALLL was $19.1 million as of March 31, 2017 versus $15.4 million as of December 31, 2016, representing an ALLL to total loans ratio of 0.94% and 0.76% respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Service charges on deposits	$980	$659	$321	48.7%
Card income	827	546	281	51.5%
Net OREO gains (losses) and valuation adjustments	11	(11)	22	200.0%
Net gains on sale of securities	—	5	(5)	(100.0%)
Net gains on sale of loans	—	12	(12)	(100.0%)
Fee income	583	534	49	9.2%
Asset management fees	1,717	1,629	88	5.4%
Gain on sale of subsidiary	20,860	—	20,860	100.0%
CLO warehouse investment income	964	984	(20)	(2.0%)
Insurance commissions	590	73	517	708.2%
Other	753	550	203	36.9%
Total noninterest income	$27,285	$4,981	$22,304	447.8%

Three months ended March 31, 2017 compared with three months ended March 31, 2016. We earned noninterest income of $27.3 million for the three months ended March 31, 2017, compared to $5.0 million for the three months ended March 31, 2016. The increase in the three months ended March 31, 2017 was impacted by the realization of the $20.9 million gain associated with the sale of TCA. Excluding the gain on sale of TCA, we earned noninterest income of $6.4 million for the three months ended March 31, 2017, resulting in an adjusted increase in noninterest income of $1.4 million, or 29.0% period over period.  The adjusted increase was primarily due to an increase in service charges on deposits, card income, insurance commissions, and other noninterest income.  Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased from $0.7 million for the three months ended March 31, 2016 to $1.0 million for the three months ended March 31, 2017.  The increase was primarily due to additional service charges associated with the increase in customer deposits due to the ColoEast acquisition.

•

Card Income.  Debit and credit card income increased from $0.5 million for the three months ended March 31, 2016 to $0.8 million for the three months ended March 31, 2017.  The increase was primarily due to additional customer debit and credit card activity associated with the increase in issued cards due to the ColoEast acquisition.

•

Insurance Commissions.  Commissions earned by our Triumph Insurance Group subsidiary increased $0.5 million from $0.1 million for the three months ended March 31, 2016 to $0.6 million for the three months ended March 31, 2017 due to increased volumes resulting from organic growth of the business and the acquisition of Southern Transportation Insurance Agency, Ltd. in 2016.

•

Other.  Other noninterest income increased from $0.6 million for the three months ended March 31, 2016 to $0.8 million for the three months ended March 31, 2017.  Other noninterest income includes income for check cashing and wire transfer fees, income associated with trust activities, and bank-owned life insurance.  There were no significant increases or decreases in the components of other noninterest income period over period, other than increases due to incremental transaction volumes associated with the ColoEast acquisition.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$21,958	$12,252	$9,706	79.2%
Occupancy, furniture and equipment	2,359	1,493	866	58.0%
FDIC insurance and other regulatory assessments	226	224	2	0.9%
Professional fees	1,968	1,073	895	83.4%
Amortization of intangible assets	1,111	977	134	13.7%
Advertising and promotion	938	519	419	80.7%
Communications and technology	2,174	1,432	742	51.8%
Travel and entertainment	645	365	280	76.7%
Other	3,458	1,743	1,715	98.4%
Total noninterest expense	$34,837	$20,078	$14,759	73.5%

Three months ended March 31, 2017 compared with three months ended March 31, 2016. Noninterest expense totaled $34.8 million for the three months ended March 31, 2017 compared to $20.1 million for the three months ended March 31, 2016. Noninterest expense was impacted by the recognition of an incremental $5.1 million of transaction related costs associated with the TCA sale in the three months ended March 31, 2017, including $4.8 million of bonus expense for the amount paid to team members to recognize their contribution to the value realized from the TCA sale and approximately $0.3 million of other transaction related costs.

Excluding the TCA sale bonus and transaction related costs, we incurred adjusted noninterest expense of $29.7 million for the three months ended March 31, 2017, resulting in an adjusted net increase in noninterest expense of $9.6 million, or 47.9% period over period.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $22.0 million for the three months ended March 31, 2017 compared to $12.3 million for the three months ended March 31, 2016. This increase is partly attributable to the $4.8 million bonus expense incurred in the three months ended March 31, 2017 associated with the TCA sale.  In addition, we experienced a significant increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 716.0 and 492.0 at March 31, 2017 and 2016, respectively. Sources of this increased headcount were primarily employees added through the ColoEast acquisition.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $2.4 million for the three months ended March 31, 2017 compared to $1.5 million for the three months ended March 31, 2016. This increase is primarily due to expenses associated with the infrastructure and facilities added through the ColoEast acquisition.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $2.0 million for the three months ended March 31, 2017 compared to $1.1 million for the three months ended March 31, 2016. Approximately $0.5 million of legal fees were incurred in the three months ended March 31, 2017 due to activities associated with the problem loan credits previously disclosed.

•

Communications and Technology. Communications and technology expenses were $2.2 million for the three months ended March 31, 2017, compared to $1.4 million for the three months ended March 31, 2016. The increase is attributed to increased usage and transaction volumes resulting from the ColoEast acquisition, as well as communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.

•

Other. Other noninterest expenses were $3.5 million for the three months ended March 31, 2017, compared to $1.7 million for the three months ended March 31, 2016. Approximately $0.3 million of miscellaneous loan related expenses were incurred in the three months ended March 31, 2017 due to activities associated with the problem loan credits previously disclosed and $0.3 million of transaction related costs were incurred in the three months ended March 31, 2017 associated with the TCA sale.  The remaining increase in other noninterest expenses are generally attributable to the ColoEast acquisition as well as the impact of continued growth of our business and workforce and include increases in  training and recruiting, postage, insurance, and subscription expenses.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits.

Three months ended March 31, 2017 compared with three months ended March 31, 2016.  Income tax expense for the three months ended March 31, 2017 was $6.1 million compared to $2.9 million for the three months ended March 31, 2016. The increase in income tax expense period over period is consistent with the increase in pre-tax income in the three months ended March 31, 2017.  The effective tax rate was 37% the three months ended March 31, 2017 and the three months ended March 31, 2016.

Operating Segment Results

Our reportable segments are Banking, Factoring, Asset Management, and Corporate which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank, including loans originated under our Triumph Commercial Finance, Triumph Healthcare Finance, and Triumph Premium Finance brands. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Banking segment also includes certain factored receivables which are purchased by TBK Bank under its Triumph Commercial Finance brand as opposed to at Triumph Business Capital.  The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The Asset Management segment includes the operations of TCA with revenue derived from fees for managing or providing other services related to collateralized loan obligation funds. On March 31, 2017, we sold our 100% membership interest in TCA.  As a result, the Asset Management segment will have no operations subsequent to March 31, 2017.  Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially similar to those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2016 Form 10-K. Transactions between segments consist primarily of borrowed funds.  Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

Three months ended March 31, 2017 compared with three months ended March 31, 2016. The following tables present our primary operating results for our operating segments as of March 31, 2017 and December 31, 2016 and for the three month periods ended March 31, 2017 and 2016, respectively.

(Dollars in thousands)			Asset
Three Months Ended March 31, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$27,499	$8,705	$3	$125	$36,332
Intersegment interest allocations	1,289	(1,289)	—	—	—
Total interest expense	3,214	—	—	1,299	4,513
Net interest income (expense)	25,574	7,416	3	(1,174)	31,819
Provision for loan losses	7,021	582	—	75	7,678
Net interest income after provision	18,553	6,834	3	(1,249)	24,141
Gain on sale of subsidiary	—	—	—	20,860	20,860
Other noninterest income	3,531	670	1,717	507	6,425
Noninterest expense	21,969	5,595	1,456	5,817	34,837
Operating income (loss)	$115	$1,909	$264	$14,301	$16,589

(Dollars in thousands)			Asset
Three Months Ended March 31, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$17,426	$7,185	$31	$251	$24,893
Intersegment interest allocations	1,001	(1,001)	—	—	—
Total interest expense	2,102	—	—	302	2,404
Net interest income (expense)	16,325	6,184	31	(51)	22,489
Provision for loan losses	(124)	(470)	—	83	(511)
Net interest income after provision	16,449	6,654	31	(134)	23,000
Noninterest income	2,015	445	1,671	850	4,981
Noninterest expense	13,582	4,573	1,346	577	20,078
Operating income (loss)	$4,882	$2,526	$356	$139	$7,903

(Dollars in thousands)			Asset
March 31, 2017	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,568,126	$227,956	$—	$409,345	$(570,069)	$2,635,358
Gross loans	$1,954,758	$218,601	$—	$12,360	$(150,483)	$2,035,236

(Dollars in thousands)			Asset
December 31, 2016	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,588,509	$223,994	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans	$1,961,552	$212,784	$—	$1,866	$(148,578)	$2,027,624

Banking

(Dollars in thousands)	Three Months Ended March 31,
Banking	2017	2016	$ Change
Total interest income	$27,499	$17,426	$10,073
Intersegment interest allocations	1,289	1,001	288
Total interest expense	3,214	2,102	1,112
Net interest income (expense)	25,574	16,325	9,249
Provision for loan losses	7,021	(124)	7,145
Net interest income (expense) after provision	18,553	16,449	2,104
Noninterest income	3,531	2,015	1,516
Noninterest expense	21,969	13,582	8,387
Operating income (loss)	$115	$4,882	$(4,767)

Our Banking segment’s operating income totaled $0.1 million for the three months ended March 31, 2017 compared to operating income of $4.9 million for the three months ended March 31, 2016. We experienced increases in the provision for loan losses and noninterest expenses period over period. These increases were offset in part by an increase in net interest income and noninterest income for the three months ended March 31, 2017.

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset based loans, healthcare asset based loans, and premium finance loans.  In addition, we acquired $461 million of loans and $162 million of investment securities in our Banking segment as part of the ColoEast acquisition.  Outstanding loans in our Banking segment grew 66% from $1.177 billion as of March 31, 2016 to $1.955 billion as of March 31, 2017.

Our provision for loan losses was $7.0 million for the three months ended March 31, 2017 compared with a negative provision of $(0.1) million for the three months ended March 31, 2016.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics. Finally, loan loss valuation allowances and charge-offs are recorded on specific at-risk balances, typically consisting of impaired loans.  The increase in the provision for loan losses in the three months ended March 31, 2017 was primarily due to an increase in recorded net charge-offs and net specific reserves.  We recorded total net charge-offs of $3.4 million and net specific reserves of $1.7 million at our Banking segment during the three months ended March 31, 2017 compared to negligible net charge-offs and net specific reserves of $0.5 million recorded during the three months ended March 31, 2016.  Approximately $1.4 million of the charge-offs for the three months ended March 31, 2017 had specific reserves previously recorded.  In addition, the charge-offs contributed to an increase in the estimate of the ALLL levels recorded against the remaining Banking segment loan portfolio by $2.3 million as a result of higher loss factors incorporated into our ALLL methodology. Approximately $3.1 million of the charge-offs and $1.8 million of additional specific reserves recorded at our Banking segment during the three months ended March 31, 2017 were associated with five individual loan relationships.  Two of the loan relationships were part of our healthcare finance unit and three were acquired in the ColoEast acquisition, including one designated as purchased credit impaired.  The charge-offs and specific reserves related to the healthcare credits represent substantially all of the remaining balance sheet exposure to these two borrowers.

Noninterest income was $3.5 million for the three months ended March 31, 2017 compared to $2.0 million for the three months ended March 31, 2016. Commissions earned by our Triumph Insurance Group subsidiary, which is reported within our Banking segment, increased $0.5 million from $0.1 million for the three months ended March 31, 2016 to $0.6 million for the three months ended March 31, 2017 due to increased volumes due to organic growth of the business and the acquisition of Southern Transportation Insurance Agency, Ltd. in 2016.  The remaining increase was primarily due to additional service charges and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the ColoEast acquisition.  In addition, other sources of noninterest income, such as check cashing fees, wire transfer fees, and trust activities increased due to incremental transaction volumes associated with the ColoEast acquisition.

Noninterest expense was $22.0 million for the three months ended March 31, 2017, compared with $13.6 million for the three months ended March 31, 2016.  This increase includes incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisition of ColoEast, as well as personnel, facilities and infrastructure to support the continued growth in our commercial finance asset based lending and equipment lending. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.

Factoring

(Dollars in thousands)	Three Months Ended March 31,
Factoring	2017	2016	$ Change
Total interest income	$8,705	$7,185	$1,520
Intersegment interest allocations	(1,289)	(1,001)	(288)
Total interest expense	—	—	—
Net interest income (expense)	7,416	6,184	1,232
Provision for loan losses	582	(470)	1,052
Net interest income (expense) after provision	6,834	6,654	180
Noninterest income	670	445	225
Noninterest expense	5,595	4,573	1,022
Operating income (loss)	$1,909	$2,526	$(617)

Our Factoring segment’s operating income for the three months ended March 31, 2017 was $1.9 million, compared with $2.5 million for the three months ended March 31, 2016. This decrease was primarily due to increases in the provision for loan loss and noninterest expenses, partially offset by increases in net interest income and noninterest income.

Factored receivables in our Factoring segment grew 32% from $165.7 million as of March 31, 2016 to $218.6 million as of March 31, 2017. Our average number of clients increased from 2,131 for the three months ended March 31, 2016 to 2,478 for the three months ended March 31, 2017 and the corresponding factored accounts receivable purchases increased from $381.6 million during the three months ended March 31, 2016 to $521.8 million during the three months ended March 31, 2017, an increase of 37%.  Our average invoice size increased 7% from $1,295 for the three months ended March 31, 2016 to $1,388 for the three months ended March 31, 2017, and the number of invoices purchased increased 28% period over period.

Net interest income was $7.4 million for the three months ended March 31, 2017 compared to $6.2 million for the three months ended March 31, 2016. Net interest income increased due to a 27% increase in overall average net funds employed from $146.5 million for the three months ended March 31, 2016 to $185.9 million for the three months ended March 31, 2017.  Net funds employed represent factored receivable balances net of customer reserves which we hold to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in our consolidated balance sheets. This increase in net interest income is offset by pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment.  In addition, a change in the mix within our factored receivables portfolio period over period contributed to the offsetting decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 82% at March 31, 2017 compared to 91% at March 31, 2016 as we continued to expand our non-transportation factoring product lines in 2016 and into 2017.

Our provision for loan losses was $0.6 million for the three months ended March 31, 2017 compared with a negative provision of $(0.5) million for the three months ended March 31, 2016.  The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  During the three months ended March 31, 2017 factored receivables increased approximately $6 million from December 31, 2016.  During the three months ended March 31, 2016, factored receivables decreased approximately $21 million from December 31, 2015.  The increase in factored receivable balances within the three month period ended March 31, 2017 compared to a decrease in the three months ended March 31, 2016 resulted in a higher provision for loan losses.

Noninterest income was $0.7 million for the three months ended March 31, 2017 compared to $0.4 million for the three months ended March 31, 2016.  The increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $5.6 million for the three months ended March 31, 2017 compared with $4.6 million for the three months ended March 31, 2016, driven primarily by increased personnel, operating, and technology costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period.

Asset Management

(Dollars in thousands)	Three Months Ended March 31,
Asset Management	2017	2016	$ Change
Total interest income	$3	$31	$(28)
Intersegment interest allocations	—	—	—
Total interest expense	—	—	—
Net interest income (expense)	3	31	(28)
Provision for loan losses	—	—	—
Net interest income (expense) after provision	3	31	(28)
Noninterest income	1,717	1,671	46
Noninterest expense	1,456	1,346	110
Operating income (loss)	$264	$356	$(92)

Our Asset Management segment’s operating income totaled $0.3 million for the three months ended March 31, 2017 compared to $0.4 million for the three months ended March 31, 2016.  During the three months ended March 31, 2017, TCA managed $1.4 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provided middle and back office services under staffing and services agreements for $800 million of CLO assets earning approximately 26 basis points on average in fees. On March 31, 2017, we sold our 100% membership interest in TCA.  As a result, we will no longer provide fee based services associated with CLOs and the Asset Management segment will have no ongoing operations subsequent to March 31, 2017.

Corporate

(Dollars in thousands)	Three Months Ended March 31,
Corporate	2017	2016	$ Change
Total interest income	$125	$251	$(126)
Intersegment interest allocations	—	—	—
Total interest expense	1,299	302	997
Net interest income (expense)	(1,174)	(51)	(1,123)
Provision for loan losses	75	83	(8)
Net interest income (expense) after provision	(1,249)	(134)	(1,115)
Gain on sale of subsidiary	20,860	—	20,860
Other noninterest income	507	850	(343)
Noninterest expense	5,817	577	5,240
Operating income (loss)	$14,301	$139	$14,162

The Corporate segment’s operating income totaled $14.3 million for the three months ended March 31, 2017, compared with operating income of $0.1 million for the three months ended March 31, 2016.  The increase in the operating income is primarily due to the net impact of the TCA sale transaction recorded during the three months ended March 31, 2017.  As TCA was a wholly owned subsidiary of our parent company, the $20.9 million gain on sale of TCA was reported as noninterest income and the $5.1 million of bonus expense and transaction related costs associated with the TCA sale were reported as noninterest expense in the Corporate segment.  Excluding the impact of the TCA sale, the Corporate segment reported an operating loss of $1.4 million for the three months ended March 31, 2017, primarily due to an increase in interest expense resulting from our subordinated notes offering in the third quarter of 2016.

Financial Condition

Assets

Total assets were $2.635 billion at March 31, 2017, compared to $2.641 billion at December 31, 2016, a decrease of $6 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $2.035 billion at March 31, 2017, compared with $2.028 billion at December 31, 2016.

We offer a broad range of lending and credit products.  Within our TBK Bank subsidiary, we offer a full range of lending products, including commercial real estate, construction and development, residential real estate, production agriculture, general commercial, mortgage warehouse facilities, farmland and consumer loans, focused on our community banking markets in Iowa, Illinois, Colorado, and Kansas.  We also originate a variety of commercial finance products offered on a nationwide basis.  These products include our factored receivables, the asset based loans and equipment loans originated under our Triumph Commercial Finance brand, the healthcare asset based loans originated under our Triumph Healthcare Finance brand, and the premium finance loans originated under our Triumph Premium Finance brand.

The following table shows our total loan portfolio by portfolio segments as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$498,099	24%	$442,237	22%
Construction, land development, land	109,849	5%	109,812	5%
1-4 family residential properties	105,230	5%	104,974	5%
Farmland	136,537	7%	141,615	7%
Commercial	792,764	40%	778,643	39%
Factored receivables	242,098	12%	238,198	12%
Consumer	28,415	1%	29,764	1%
Mortgage warehouse	122,244	6%	182,381	9%
Total Loans	$2,035,236	100%	$2,027,624	100%

Commercial Real Estate Loans. Our commercial real estate loans were $498.1 million at March 31, 2017, an increase of $55.9 million from $442.2 million at December 31, 2016, due primarily to new loan origination activity during the three months ended March 31, 2017. We have recently allocated internal resources to focus on and source additional commercial real estate opportunities on a nationwide basis.

Construction and Development Loans. Our construction and development loans were $109.8 million at March 31, 2017, relatively flat from $109.8 million at December 31, 2016 due to new loan activity offset by paydowns for the period.

Residential Real Estate Loans. Our one-to-four family residential loans were $105.2 million at March 31, 2017, an increase of $0.2 million from $105.0 million at December 31, 2016, due primarily to an increase in home equity lines of credit originated during the period and reported in this loan classification.  As previously discussed, we made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  As a result, balances of our first mortgage residential real estate loans have declined and we expect this trend to continue as existing loans payoff.

Farmland Loans. Our farmland loans were $136.5 million at March 31, 2017, a decrease of $5.1 compared to $141.6 million at December 31, 2016, due to paydowns in excess of new loan origination activity during three months ended March 31, 2017.

Commercial Loans. Our commercial loans held for investment were $792.8 million at March 31, 2017 an increase of $14.2 million from $778.6 million at December 31, 2016.  The increase in commercial loans was driven by growth in the asset based and equipment finance loans originated under our Triumph Commercial Finance brand as we continue to execute on our growth strategy for such products. In addition, our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased from $215.0 million at December 31, 2016 to $223.9 million at March 31, 2017.  This increase included the $10.5 million seller financed loan receivable associated with the TCA sale on March 31, 2017.  The following table shows our commercial loans as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Commercial
Equipment	$203,251	$190,393
Asset based lending (general)	166,917	161,454
Asset based lending (healthcare)	78,208	79,668
Premium finance	23,162	23,971
Agriculture	97,315	108,197
Other commercial lending	223,911	214,960
Total commercial loans	$792,764	$778,643

Factored Receivables. Our factored receivables were $242.1 million at March 31, 2017, an increase of $3.9 million from $238.2 million at December 31, 2016 as we continue to execute on our growth strategy for this product at Triumph Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.  Purchase volumes at Triumph Business Capital, which typically experiences a seasonal downturn during the first quarter of the year, were $521.8 million during the three months ended March 31, 2017 and Triumph Commercial Finance recorded purchase volume of $44.7 million for the three months ended March 31, 2017.

Consumer Loans. Our consumer loans were $28.4 million at March 31, 2017, a decrease of $1.4 million compared to $29.8 million at December 31, 2016, due to paydowns in excess of new loan origination activity during three months ended March 31, 2017.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $122.2 million at March 31, 2017, a decrease of $60.2 million from $182.4 million at December 31, 2016. The decrease was due to lower utilization by our clients due to typical seasonality associated with the mortgage business during the period.  Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of March 31, 2017.

	March 31, 2017
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$60,939	$304,969	$132,191	$498,099
Construction, land development, land	53,318	44,363	12,168	109,849
1-4 family residential properties	7,699	34,661	62,870	105,230
Farmland	15,164	23,029	98,344	136,537
Commercial	307,507	435,142	50,115	792,764
Factored receivables	242,098	—	—	242,098
Consumer	2,622	10,059	15,734	28,415
Mortgage warehouse	122,244	—	—	122,244
	$811,591	$852,223	$371,422	$2,035,236

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$656,544	$123,506
Floating interest rates		195,679	247,916
Total		$852,223	$371,422

As of March 31, 2017, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (24%), Colorado (21%), Illinois (20%), and Iowa (7%) make up 72% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2016, the states of Texas (23%), Colorado (22%), Illinois (21%) and Iowa (7%) made up 73% of the Company’s gross loans, excluding factored receivables.

Further, a majority (74%) of our factored receivables, representing approximately 9% of our total loan portfolio as of March 31, 2017, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2016, 77% of our factored receivables, representing approximately 9% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

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

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Nonperforming loans:
Commercial real estate	$724	$1,456
Construction, land development, land	415	362
1-4 family residential properties	1,227	1,039
Farmland	2,920	1,334
Commercial	22,789	30,640
Factored receivables	2,470	2,153
Consumer	133	89
Mortgage warehouse	—	—
Purchased credit impaired	5,913	8,233
Total nonperforming loans	36,591	45,306
Other real estate owned, net	11,638	6,077
Other repossessed assets	2,354	817
Total nonperforming assets	$50,583	$52,200

Nonperforming assets to total assets	1.92%	1.98%
Nonperforming loans to total loans held for investment	1.80%	2.23%
Total past due loans to total loans held for investment	3.16%	3.61%

We had $36.6 million and $45.3 million in nonperforming loans, including nonaccrual PCI loans, as of March 31, 2017 and December 31, 2016, respectively.  This represents a decrease of $8.7 million, or 19%. Nonperforming loans decreased from December 31, 2016 to March 31, 2017, primarily due to the paydown and/or payoff of certain nonperforming loans, the charge-off of a $2.7 million nonperforming commercial finance loan that was part of our healthcare finance unit, and the foreclosure and transfer of a $7.1 million nonperforming asset based lending relationship.  Of the $7.1 million foreclosed asset based loan balance, $5.6 million was collateralized by real estate that was transferred to OREO and the remaining $1.5 million was collateralized by equipment that was transferred to other repossessed assets.

As a result of the above activity, the ratio of nonperforming loans to total loans decreased to 1.80% at March 31, 2017 compared to 2.23% at December 31, 2016, and, offset in part with the increase in our OREO and repossessed asset balances, our ratio of nonperforming assets to total assets decreased to 1.92% at March 31, 2017 compared to 1.98% at December 31, 2016.

We experienced a decrease in our total past due loans to total loans during the three months ended March 31, 2017 to 3.16% from 3.61% at December 31, 2016.  This decrease was partially due to the decline in the nonperforming loans described above as well as other payment performance improvements.

Our OREO as of March 31, 2017 totaled $11.6 million, an increase of $5.5 million from $6.1 million as of December 31, 2016.  Other repossessed assets as of March 31, 2017 totaled $2.4 million, an increase of $1.6 million from $0.8 million as of December 31, 2016.  These increases were primarily due to OREO with a fair value of $5.6 million and equipment with a fair value of $1.5 million acquired via the $7.1 million asset based loan foreclosure described above.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At March 31, 2017 and December 31, 2016, we had $23.7 million and $20.1 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at March 31, 2017 and December 31, 2016 were graded as “substandard”.

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

The following table sets forth the ALLL by category of loan:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$2,243	24%	0.45%	$1,813	22%	0.41%
Construction, land development, land	566	5%	0.52%	465	5%	0.42%
1-4 family residential properties	160	5%	0.15%	253	5%	0.24%
Farmland	214	7%	0.16%	170	7%	0.12%
Commercial	11,177	40%	1.41%	8,014	39%	1.03%
Factored receivables	4,064	12%	1.68%	4,088	12%	1.72%
Consumer	547	1%	1.93%	420	1%	1.41%
Mortgage warehouse	122	6%	0.10%	182	9%	0.10%
Total Loans	$19,093	100%	0.94%	$15,405	100%	0.76%

From December 31, 2016 to March 31, 2017, the ALLL increased from $15.4 million or 0.76% of total loans to $19.1 million or 0.94% of total loans. The increase in ALLL was driven by the $4.0 million of net charge-offs and $1.0 million of net specific allowances recorded on impaired loans during the three months ended March 31, 2017.  In addition, recent charge-offs increased the reserve levels recorded against the remaining loan portfolio as a result of higher loss factors incorporated into our ALLL methodology during the three months ended March 31, 2017.

The following table presents the unpaid principal and recorded investment for loans at March 31, 2017. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) of which approximately $11.3 million is expected to be accretable into income over the remaining lives of the acquired loans and (2) net deferred origination costs and fees. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
March 31, 2017	Investment	Principal	Difference
Commercial real estate	$498,099	$503,659	$(5,560)
Construction, land development, land	109,849	113,173	(3,324)
1-4 family residential properties	105,230	106,979	(1,749)
Farmland	136,537	137,587	(1,050)
Commercial	792,764	796,712	(3,948)
Factored receivables	242,098	243,535	(1,437)
Consumer	28,415	28,425	(10)
Mortgage warehouse	122,244	122,244	—
	$2,035,236	$2,052,314	$(17,078)

At March 31, 2017 and December 31, 2016, we had on deposit $23.6 million and $23.6 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the three months ended March 31, 2017 and 2016, and the effects of those items on our ALLL:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$15,405	$12,567
Loans charged-off:
Commercial real estate	(137)	—
Construction, land development, land	(419)	—
1-4 family residential properties	(28)	(16)
Farmland	—	—
Commercial	(2,852)	—
Factored receivables	(580)	(8)
Consumer	(299)	(43)
Mortgage warehouse	—	—
Total loans charged-off	$(4,315)	$(67)
Recoveries of loans charged-off:
Commercial real estate	—	1
Construction, land development, land	7	—
1-4 family residential properties	5	5
Farmland	—	—
Commercial	222	30
Factored receivables	37	49
Consumer	54	19
Mortgage warehouse	—	—
Total loans recoveries	$325	$104
Net loans charged-off	$(3,990)	$37
Provision for (reversal of) loan losses:
Commercial real estate	567	129
Construction, land development, land	513	(169)
1-4 family residential properties	(70)	22
Farmland	44	(1)
Commercial	5,793	25
Factored receivables	519	(440)
Consumer	372	30
Mortgage warehouse	(60)	(107)
Total provision for loan losses	$7,678	$(511)
Balance at end of period	$19,093	$12,093

Average total loans held for investment	$1,947,483	$1,225,889
Net charge-offs to average total loans held for investment	0.20%	0.00%
Allowance to total loans held for investment	0.94%	0.97%

Net loans charged-off for the three months ended March 31, 2017 were $4.0 million compared to net recoveries of $0.04 million for the three months ended March 31, 2016. The commercial loan charge-off activity during the three months ended March 31, 2017 was primarily due to the $2.7 million charge-off of an individual healthcare finance client relationship.  Net charge-offs as a percentage of average total loans held for investment were 0.20% for the three months ended March 31, 2017.

Securities

We held securities classified as available for sale with a fair value of $254.5 million as of March 31, 2017, a decrease of $20.5 million from $275.0 million at December 31, 2016. The decrease is attributable to normal portfolio management activities. There were no sales of securities during the three months ended March 31, 2017. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

Equity securities classified as available for sale at March 31, 2017 represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility.

As of March 31, 2017, we have investments classified as held to maturity with an amortized cost of $28.9 million, a decrease of $0.5 million from $29.4 million at December 31, 2016.  Approximately $22.3 million of these securities represent investments in “A” rated floating rate CLO securities.  The remaining $6.6 million of held to maturity securities represent a minority investment in the unrated subordinated notes of recently issued CLOs managed by Trinitas Capital Management.  Our former subsidiary, TCA, provides certain middle and back office services to Trinitas Capital Management with respect to the CLOs, but does not serve as asset manager.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of March 31, 2017:

	Maturity as of March 31, 2017
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$47,054	0.38%	$111,158	1.46%	$—	—	$—	—	$158,212	1.14%
U.S. Treasury notes	—	—	4,820	2.02%	—	0.00%	—	0.00%	4,820	2.02%
Mortgage-backed securities	2	0	462	2.13%	2,370	1.89%	20,746	2.30%	23,580	2.25%
Asset backed securities	—	—	4,949	2.02%	—	—	8,017	2.43%	12,966	2.27%
State and municipal	199	1.69%	2,390	1.13%	4,440	0.96%	18,551	1.00%	25,580	1.01%
Corporate bonds	10,712	1.82%	14,845	2.00%	1,418	2.96%	275	5.03%	27,250	2.01%
SBA pooled securities	—	0.00%	4	2.87%	144	3.08%	—	0.00%	148	3.08%
Mutual fund(1)	2,000	0.00%	—	0.00%	—	0.00%	—	0.00%	2,000	0.00%
Total available for sale securities	$59,967	0.66%	$138,628	1.56%	$8,372	1.66%	$47,589	1.86%	$254,556	1.41%

Held to maturity securities:	$—	0.00%	$—	0.00%	$9,491	5.25%	$19,391	6.68%	$28,882	6.16%
(1)	These equity securities do not have a stated maturity.

Liabilities

Our total liabilities were $2.335 billion as of March 31, 2017, a decrease of $17 million, from $2.352 billion at December 31, 2016. The net change was primarily due to a $30 million decrease in Federal Home Loan Bank advances offset in part by an $8 million increase in customer deposits and a $5 million increase in other liabilities.

Deposits

Deposits represent our primary source of funds. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $2.024 billion as of March 31, 2017, compared to $2.016 billion as of December 31, 2016, an increase of $8 million.  As of March 31, 2017, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 54% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 46% of total deposits. See Note 7 – Deposits in the accompanying condensed notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of March 31, 2017 and December 31, 2016.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of March 31, 2017:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$62,558	$16,513	$79,071
Over 3 through 6 months	101,670	38,778	140,448
Over 6 through 12 months	143,266	61,937	205,203
Over 12 months	87,999	44,089	132,088
	$395,493	$161,317	$556,810

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$325,589	0.14%	16%	$220,841	0.10%	18%
Individual retirement accounts	101,484	1.16%	5%	61,912	1.24%	5%
Money market	209,216	0.23%	10%	112,226	0.23%	9%
Savings	171,828	0.08%	9%	76,551	0.05%	6%
Certificates of deposit	756,606	1.11%	38%	561,675	1.11%	45%
Brokered deposits	68,086	1.41%	3%	49,997	1.01%	4%
Total interest bearing deposits	1,632,809	0.71%	81%	1,083,202	0.74%	87%
Noninterest bearing demand	377,769	—	19%	160,378	—	13%
Total deposits	$2,010,578	0.58%	100%	$1,243,580	0.64%	100%

Other Borrowings

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $10.5 million at March 31, 2017 and $10.5 million at December 31, 2016. Our customer repurchase agreements generally mature overnight. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions. The following provides a summary of our customer repurchase agreements as of and for the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Amount outstanding at end of period	$10,468	$10,490
Weighted average interest rate at end of period	0.02%	0.02%
Average daily balance during the period	$8,561	$11,984
Weighted average interest rate during the period	0.02%	0.02%
Maximum month-end balance during the period	$10,468	$15,329

FHLB Advances

As part of our overall funding and liquidity management program, we borrow from the Federal Home Loan Bank. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled $200.0 million as of March 31, 2017 and $230.0 million as of December 31, 2016.  As of March 31, 2017 and December 31, 2016, we had $250.2 million and $267.1 million, respectively, in unused and available advances from the FHLB.

The following provides a summary of our FHLB advances as of and for the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Amount outstanding at end of period	$200,000	$230,000
Weighted average interest rate at end of period	0.82%	0.58%
Average amount outstanding during the period	$214,000	$174,784
Weighted average interest rate during the period	0.65%	0.41%
Highest month-end balance during the period	$230,000	$291,000

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of March 31, 2017:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$12,780	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,253	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,372	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,435	March 2037	LIBOR + 1.79%
	$44,845	$32,840

These debentures are unsecured obligations and were issued to trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures may be called by the Company at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a contractual rate equal to three month LIBOR plus a weighted average spread of 1.82%. As part of the purchase accounting adjustments made with the National Bancshares, Inc. acquisition on October 15, 2013 and the ColoEast acquisition on August 1, 2016, we adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition dates. The discounts on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $32.8 million was allowed in the calculation of Tier I capital as of March 31, 2017.

Subordinated Notes

In September 2016, we issued $50,000,000 of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes, which initially bear interest at 6.50% per annum, payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. We may, at our option, beginning on September 30, 2021 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.

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

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $300.4 million as of March 31, 2017, an increase of $11.1 million from $289.3 million as of December 31, 2016. Stockholders’ equity increased during this period primarily due to net income for the period of $10.5 million. Offsetting this increase were dividends paid on our preferred stock.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2017, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137.5 million, with no amounts advanced against those lines at that time.

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

The Company is subject to the Basel III regulatory capital framework.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer was 1.25% and 0.625% at March 31, 2017 and December 31, 2016, respectively.  The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments.  Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulations to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (as set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2017, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

As of March 31, 2017, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since March 31, 2017 that management believes would have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of March 31, 2017. The capital adequacy amounts and ratios below do not include the capital conservation buffer in effect at March 31, 2017.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$359,884	14.9%	$193,675	8.0%	N/A	N/A
TBK Bank, SSB	$297,150	12.9%	$183,631	8.0%	$229,539	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$291,704	12.0%	$145,256	6.0%	N/A	N/A
TBK Bank, SSB	$277,801	12.1%	$137,723	6.0%	$183,631	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$249,962	10.3%	$108,942	4.5%	N/A	N/A
TBK Bank, SSB	$277,801	12.1%	$103,292	4.5%	$149,200	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$291,704	11.3%	$103,114	4.0%	N/A	N/A
TBK Bank, SSB	$277,801	11.0%	$101,278	4.0%	$126,598	5.0%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2017.  The amount of the obligations presented in the table reflects principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - March 31, 2017
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$10,468	$10,468	$—	$—	$—
Federal Home Loan Bank advances	200,000	155,000	45,000	—	—
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	44,845	—	—	—	44,845
Operating lease agreements	7,210	2,020	3,194	1,805	191
Time deposits with stated maturity dates	936,134	678,352	221,684	35,847	251
Total contractual obligations	$1,248,657	$845,840	$269,878	$37,652	$95,287

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

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Commitments to make loans	$38,910	$14,925
Unused lines of credit	248,229	255,086
Standby letters of credit	7,499	7,253
Total other commitments	$294,638	$277,264

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to originated loans, purchased loans, factored receivables, ALLL, goodwill and intangibles, and fair values of financial instruments. Since December 31, 2016, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2016 Form 10-K.

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

•	governmental monetary and fiscal policies;
•	changes in the scope and cost of FDIC, insurance and other coverages;
•	failure to receive regulatory approval for future acquisitions; and
•	increases in our capital requirements

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

The following table summarizes simulated change in net interest income assuming a static balance sheet versus unchanged rates as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	10.9%	11.0%	5.0%	1.0%
+300 basis points	8.1%	8.5%	3.6%	0.8%
+200 basis points	5.2%	5.6%	2.1%	0.2%
+100 basis points	2.6%	3.1%	0.8%	(0.2%)
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(4.0%)	(6.6%)	(2.8%)	(3.6%)

The following table presents the change in our economic value of equity as of March 31, 2017 and December 31, 2016, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2017	December 31, 2016
+400 basis points	1.5%	(2.0%)
+300 basis points	(0.4%)	(3.2%)
+200 basis points	(2.2%)	(4.3%)
+100 basis points	(2.9%)	(4.1%)
Flat rates	0.0%	0.0%
-100 basis points	(11.6%)	(12.2%)

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

ITEM 4

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

On March 31, 2017, the Company sold its 100% membership interest in its asset management subsidiary, Triumph Capital Advisors, LLC.  As a result, a review of the risk factors related to our asset management business disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 should consider the fact that the Company does not anticipate engaging in this line of business going forward. There have been no other material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	April 26, 2017	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	April 26, 2017	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer