Form 10-Q
period 2017-06-30
Triumph Bancorp, Inc.
filed 2017-07-21
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Common Stock — $0.01 par value, 18,137,776 shares, as of July 17, 2017

TRIUMPH BANCORP, INC.

FORM 10-Q

June 30, 2017

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

(Dollar amounts in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$37,341	$38,613
Interest bearing deposits with other banks	80,161	75,901
Total cash and cash equivalents	117,502	114,514
Securities - available for sale	227,206	275,029
Securities - held to maturity, fair value of $26,366 and $30,821, respectively	26,036	29,352
Loans, net of allowance for loan and lease losses of $19,797 and $15,405, respectively	2,275,303	2,012,219
Federal Home Loan Bank stock, at cost	14,566	8,430
Premises and equipment, net	43,957	45,460
Other real estate owned, net	10,740	6,077
Goodwill	28,810	28,810
Intangible assets, net	14,511	17,721
Bank-owned life insurance	36,852	36,509
Deferred tax assets, net	15,111	18,825
Other assets	26,090	48,121
Total assets	$2,836,684	$2,641,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$381,042	$363,351
Interest bearing	1,691,139	1,652,434
Total deposits	2,072,181	2,015,785
Customer repurchase agreements	14,959	10,490
Federal Home Loan Bank advances	340,000	230,000
Subordinated notes	48,780	48,734
Junior subordinated debentures	32,943	32,740
Other liabilities	17,354	13,973
Total liabilities	2,526,217	2,351,722
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred Stock	9,658	9,746
Common stock	182	182
Additional paid-in-capital	198,570	197,157
Treasury stock, at cost	(1,759)	(1,374)
Retained earnings	103,658	83,910
Accumulated other comprehensive income (loss)	158	(276)
Total stockholders’ equity	310,467	289,345
Total liabilities and stockholders' equity	$2,836,684	$2,641,067

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans, including fees	$30,663	$18,547	$55,848	$34,635
Factored receivables, including fees	10,812	8,639	19,979	16,461
Securities	1,738	958	3,349	1,723
FHLB stock	36	13	78	23
Cash deposits	289	197	616	405
Total interest income	43,538	28,354	79,870	53,247
Interest expense:
Deposits	3,057	2,020	5,926	4,013
Subordinated notes	836	—	1,671	—
Junior subordinated debentures	475	312	940	614
Other borrowings	613	115	957	224
Total interest expense	4,981	2,447	9,494	4,851
Net interest income	38,557	25,907	70,376	48,396
Provision for loan losses	1,447	1,939	9,125	1,428
Net interest income after provision for loan losses	37,110	23,968	61,251	46,968
Noninterest income:
Service charges on deposits	977	695	1,957	1,354
Card income	917	577	1,744	1,123
Net OREO gains (losses) and valuation adjustments	(112)	(1,204)	(101)	(1,215)
Net gains (losses) on sale of securities	—	—	—	5
Net gains on sale of loans	—	4	—	16
Fee income	637	504	1,220	1,038
Asset management fees	—	1,605	1,717	3,234
Gain on sale of subsidiary	—	—	20,860	—
Other	2,783	1,487	5,090	3,094
Total noninterest income	5,202	3,668	32,487	8,649
Noninterest expense:
Salaries and employee benefits	16,012	12,229	37,970	24,481
Occupancy, furniture and equipment	2,348	1,534	4,707	3,016
FDIC insurance and other regulatory assessments	270	281	496	505
Professional fees	1,238	1,101	3,206	2,174
Amortization of intangible assets	911	717	2,022	1,694
Advertising and promotion	911	628	1,849	1,147
Communications and technology	2,233	1,263	4,407	2,695
Other	3,398	2,578	7,501	4,697
Total noninterest expense	27,321	20,331	62,158	40,409
Net income before income tax	14,991	7,305	31,580	15,208
Income tax expense	5,331	2,679	11,447	5,576
Net income	9,660	4,626	20,133	9,632
Dividends on preferred stock	(193)	(195)	(385)	(389)
Net income available to common stockholders	$9,467	$4,431	$19,748	$9,243
Earnings per common share
Basic	$0.53	$0.25	$1.10	$0.52
Diluted	$0.51	$0.25	$1.07	$0.51

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$9,660	$4,626	$20,133	$9,632
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	357	536	691	1,993
Reclassification of amount realized through sale of securities	—	—	—	(5)
Tax effect	(133)	(199)	(257)	(740)
Total other comprehensive income (loss)	224	337	434	1,248
Comprehensive income	$9,884	$4,963	$20,567	$10,880

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Total
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income	Equity
Balance, January 1, 2016	$9,746	18,018,200	$181	$194,297	34,523	$(560)	$64,097	$277	$268,038
Issuance of restricted stock awards	—	101,105	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	1,279	—	—	—	—	1,279
Forfeiture of restricted stock awards	—	(6,759)	—	101	6,759	(101)	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	35	—	—	—	—	35
Purchase of treasury stock		(5,053)	—	—	5,053	(80)		—	(80)
Series A Preferred dividends	—	—	—	—	—	—	(182)	—	(182)
Series B Preferred dividends	—	—	—	—	—	—	(207)	—	(207)
Net income	—	—	—	—	—	—	9,632	—	9,632
Other comprehensive income	—	—	—	—	—	—	—	1,248	1,248
Balance, June 30, 2016	$9,746	18,107,493	$182	$195,711	46,335	$(741)	$73,340	$1,525	$279,763

Balance, January 1, 2017	$9,746	18,078,247	$182	$197,157	76,118	$(1,374)	$83,910	$(276)	$289,345
Issuance of restricted stock awards	—	40,541	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,025	—	—	—	—	1,025
Forfeiture of restricted stock awards	—	(843)	—	19	843	(19)	—	—	—
Stock option exercises, net	—	22,731	—	281	—	—	—	—	281
Purchase of treasury stock	—	(14,197)	—	—	14,197	(366)	—	—	(366)
Preferred stock converted to common stock	(88)	6,106	—	88	—	—	—	—	—
Series A Preferred dividends	—	—	—	—	—	—	(181)	—	(181)
Series B Preferred dividends	—	—	—	—	—	—	(204)	—	(204)
Net income	—	—	—	—	—	—	20,133	—	20,133
Other comprehensive income	—	—	—	—	—	—	—	434	434
Balance, June 30, 2017	$9,658	18,132,585	$182	$198,570	91,158	$(1,759)	$103,658	$158	$310,467

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$20,133	$9,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,925	1,162
Net accretion on loans and deposits	(3,965)	(3,453)
Amortization of subordinated notes issuance costs	46	—
Amortization of junior subordinated debentures	203	136
Net amortization on securities	837	326
Amortization of intangible assets	2,022	1,694
Deferred taxes	3,457	(135)
Provision for loan losses	9,125	1,428
Stock based compensation	1,025	1,279
Origination of loans held for sale	—	(891)
Proceeds from sale of loans originated for sale	—	2,248
Net (gains) losses on sale of securities	—	(5)
Net (gain) loss on loans transferred to loans held for sale	46	81
Net gains on sale of loans	—	(16)
Net OREO (gains) losses and valuation adjustments	101	1,215
Gain on sale of subsidiary	(20,860)	—
Income from CLO warehouse investments	(1,954)	(1,758)
(Increase) decrease in other assets	5,010	944
Increase (decrease) in other liabilities	3,296	(801)
Net cash provided by (used in) operating activities	20,447	13,086
Cash flows from investing activities:
Purchases of securities available for sale	(5,042)	(3,264)
Proceeds from sales of securities available for sale	—	4,345
Proceeds from maturities, calls, and pay downs of securities available for sale	51,819	3,872
Purchases of securities held to maturity	(5,092)	(27,409)
Proceeds from maturities, calls, and pay downs of securities held to maturity	9,308	—
Purchases of loans (shared national credits)	—	(995)
Proceeds from sale of loans	1,919	4,038
Net change in loans	(265,788)	(119,071)
Purchases of premises and equipment, net	(699)	(779)
Net proceeds from sale of OREO	1,588	528
Net cash paid for CLO warehouse investments	—	(10,000)
Net proceeds from CLO warehouse investments	20,000	14,000
(Purchases) redemptions of FHLB stock, net	(6,136)	(2,550)
Proceeds from sale of subsidiary, net	10,269	—
Net cash provided by (used in) investing activities	(187,854)	(137,285)
Cash flows from financing activities:
Net increase in deposits	56,396	26,323
Increase (decrease) in customer repurchase agreements	4,469	4,318
Increase (decrease) in Federal Home Loan Bank advances	110,000	50,500
Stock option exercises	281	—
Purchase of treasury stock	(366)	(80)
Dividends on preferred stock	(385)	(389)
Net cash provided by (used in) financing activities	170,395	80,672
Net increase (decrease) in cash and cash equivalents	2,988	(43,527)
Cash and cash equivalents at beginning of period	114,514	105,277
Cash and cash equivalents at end of period	$117,502	$61,750

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental cash flow information:
Interest paid	$8,996	$4,717
Income taxes paid, net	$4,655	$6,018
Supplemental noncash disclosures:
Loans transferred to OREO	$6,079	$425
Premises transferred to OREO	$273	$2,215
Loans transferred to loans held for sale	$1,919	$4,038
Consideration received from sale of subsidiary	$12,123	$—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Triumph Bancorp, Inc. (collectively with its subsidiaries, “Triumph”, or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph CRA Holdings, LLC (“TCRA”), TBK Bank, SSB (“TBK Bank”), TBK Bank’s wholly owned subsidiary Advance Business Capital LLC, which currently operates under the d/b/a of Triumph Business Capital (“TBC”), and TBK Bank’s wholly owned subsidiary Triumph Insurance Group, Inc. (“TIG”).

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

On March 31, 2017 the Company sold its membership interests in its wholly owned subsidiary Triumph Capital Advisors, LLC (“TCA”). See Note 2 – Business Combinations and Divestitures for details of the TCA sale and its impact on the Company’s consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (“SEC”). Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company has four reportable segments consisting of Banking, Factoring, Asset Management, and Corporate. The Company’s Chief Executive Officer uses segment results to make operating and strategic decisions. On March 31, 2017 the Company sold its membership interests in TCA, which comprised the entirety of the Asset Management segment’s operations. See Note 2 – Business Combinations and Divestitures for details of the TCA sale and its impact on the Company’s consolidated financial statements.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Newly Issued, But Not Yet Effective Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018.  Adoption of the ASU is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.  The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09.   The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of OREO, is not expected to change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company is currently planning to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption.  Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements.  The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU, however, the majority of the Company’s properties and equipment are owned, not leased.  At June 30, 2017, the Company had contractual operating lease commitments of approximately $6,937,000, before considering renewal options that are generally present.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers.  Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018, however, the Company does not currently plan to early adopt the ASU.  The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – Business combinations AND DIVESTITURES

Independent Bank Colorado Branches

On June 23, 2017, the Company entered into an agreement to acquire 9 branch locations in Colorado from Independent Bank Group, Inc.’s banking subsidiary Independent Bank. TBK Bank will purchase approximately $100,000,000 in loans and assume approximately $168,000,000 in deposits associated with the branches for an estimated aggregate deposit premium of $7,000,000 or 4.17%. The actual premium will be based on a 30 day average of deposit balances at the time the transaction closes. The transaction is expected to close during the fourth quarter of 2017 and is subject to certain closing conditions, including receipt of regulatory approval and other customary closing conditions.

Triumph Capital Advisors, LLC

On March 31, 2017, the Company sold its wholly owned asset management subsidiary, Triumph Capital Advisors, LLC, to an unrelated third party. The transaction was completed to enhance shareholder value and provide a platform for TCA to operate without the impact of regulations intended for depository institutions and their holding companies.

A summary of the consideration received and the gain on sale is as follows

(Dollars in thousands)
Consideration received (fair value):
Cash	$10,554
Loan receivable	10,500
Revenue share	1,623
Total consideration received	22,677
Carrying value of TCA membership interest	1,417
Gain on sale of subsidiary	21,260
Transaction costs	400
Gain on sale of subsidiary, net of transaction costs	$20,860

The Company financed a portion of the consideration received with a $10,500,000 term credit facility.  Terms of the floating rate credit facility provide for quarterly principal and interest payments with an interest rate floor of 5.50%, maturing on March 31, 2023.  The Company received a $25,000 origination fee associated with the term credit facility that was deferred and is being accreted over the contractual life of the loan as a yield adjustment.

In addition, the Company is entitled to receive an annual earn-out payment representing 3% of TCA’s future annual gross revenue, with a total maximum earn-out amount of $2,500,000.  The revenue share earn-out was considered contingent consideration which the Company recorded as an asset at its estimated fair value of $1,623,000 on the date of sale.

The Company incurred pre-tax expenses related to the transaction, including professional fees and other direct transaction costs, totaling $400,000 which were netted against the gain on sale of subsidiary in the consolidated statements of income.

Southern Transportation Insurance Agency

On September 1, 2016, the Company acquired Southern Transportation Insurance Agency, Ltd. in an all-cash transaction for $2,150,000. The purpose of the acquisition was to expand the Company’s product offerings for clients in the transportation industry. The Company recognized an intangible asset of $1,580,000 and goodwill of $570,000, which were allocated to the Company’s Banking segment. Goodwill resulted from expected enhanced product offerings and is being amortized for tax purposes.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ColoEast Bankshares, Inc.

On August 1, 2016, the Company acquired 100% of the outstanding common stock of ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, in an all-cash transaction for $70,000,000. The Company also assumed $10,500,000 of ColoEast preferred stock issued in conjunction with the U.S. Government’s Treasury Asset Relief Program (“TARP Preferred Stock”). Colorado East Bank & Trust, which was merged into TBK Bank upon closing, offered personal checking, savings, CD, money market, HSA, IRA, NOW and business accounts, as well as commercial and consumer loans from 18 branches and one loan production office located throughout Colorado and far western Kansas. The acquisition expanded the Company’s market into Colorado and Kansas and further diversified the Company’s loan, customer, and deposit base.

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

The consideration transferred was comprised of a combination of cash and the assumption of ColoEast’s TARP Preferred Stock. The Company recognized goodwill of $12,272,000, which included measurement period adjustments related to the final valuation of other real estate owned acquired in the transaction and the finalization of income taxes associated with the transaction. Goodwill was calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in this acquisition resulted from expected synergies and expansion into the Colorado and Kansas markets. The goodwill is not being amortized for tax purposes.

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

NOTE 3 - SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at June 30, 2017 and December 31, 2016 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$133,704	$564	$(463)	$133,805
U.S. Treasury notes	4,830	43	—	4,873
Mortgage-backed securities, residential	22,233	389	(115)	22,507
Asset backed securities	12,889	21	(111)	12,799
State and municipal	25,361	23	(233)	25,151
Corporate bonds	25,793	114	(3)	25,904
SBA pooled securities	144	—	—	144
Mutual fund	2,000	23	—	2,023
Total available for sale securities	$226,954	$1,177	$(925)	$227,206

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$26,036	$948	$(618)	$26,366

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$180,945	$640	$(643)	$180,942
Mortgage-backed securities, residential	24,710	453	(173)	24,990
Asset backed securities	13,031	30	(159)	12,902
State and municipal	27,339	6	(708)	26,637
Corporate bonds	27,287	106	(3)	27,390
SBA pooled securities	156	1	—	157
Mutual fund	2,000	11	—	2,011
Total available for sale securities	$275,468	$1,247	$(1,686)	$275,029

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$29,352	$1,527	$(58)	$30,821

The amortized cost and estimated fair value of securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$56,482	$56,454	$—	$—
Due from one year to five years	111,026	111,240	—	—
Due from five years to ten years	6,859	6,790	12,875	13,513
Due after ten years	15,321	15,249	13,161	12,853
	189,688	189,733	26,036	26,366
Mortgage-backed securities, residential	22,233	22,507	—	—
Asset backed securities	12,889	12,799	—	—
SBA pooled securities	144	144	—	—
Mutual fund	2,000	2,023	—	—
	$226,954	$227,206	$26,036	$26,366

Proceeds from sales of securities and the associated gross gains and losses for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds	$—	$—	$—	$4,345
Gross gains	—	—	—	5
Gross losses	—	—	—	—

Securities with a carrying amount of approximately $188,671,000 and $194,571,000 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to securities with gross unrealized and unrecognized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$58,439	$(463)	$—	$—	$58,439	$(463)
U.S. Treasury notes	—	—	—	—	—	—
Mortgage-backed securities, residential	6,472	(115)	—	—	6,472	(115)
Asset backed securities	4,882	(75)	4,922	(36)	9,804	(111)
State and municipal	22,700	(233)	—	—	22,700	(233)
Corporate bonds	372	(3)	—	—	372	(3)
SBA pooled securities	—	—	—	—	—	—
Mutual fund	—	—	—	—	—	—
	$92,865	$(889)	$4,922	$(36)	$97,787	$(925)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
June 30, 2017	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$7,846	$(618)	$—	$—	$7,846	$(618)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$95,362	$(643)	$—	$—	$95,362	$(643)
Mortgage-backed securities, residential	6,594	(173)	—	—	6,594	(173)
Asset backed securities	—	—	7,946	(159)	7,946	(159)
State and municipal	25,771	(708)	—	—	25,771	(708)
Corporate bonds	372	(3)	—	—	372	(3)
SBA pooled securities	—	—	—	—	—	—
Mutual fund	—	—	—	—	—	—
	$128,099	$(1,527)	$7,946	$(159)	$136,045	$(1,686)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$3,323	$(58)	$—	$—	$3,323	$(58)

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2017, the Company had 73 securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2017, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the recorded investment and unpaid principal for loans at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$541,217	$546,617	$(5,400)	$442,237	$447,926	$(5,689)
Construction, land development, land	120,253	122,119	(1,866)	109,812	113,211	(3,399)
1-4 family residential properties	101,833	103,366	(1,533)	104,974	106,852	(1,878)
Farmland	136,258	137,307	(1,049)	141,615	142,673	(1,058)
Commercial	842,715	846,091	(3,376)	778,643	783,349	(4,706)
Factored receivables	293,633	295,246	(1,613)	238,198	239,432	(1,234)
Consumer	29,497	29,512	(15)	29,764	29,782	(18)
Mortgage warehouse	229,694	229,694	—	182,381	182,381	—
Total	2,295,100	$2,309,952	$(14,852)	2,027,624	$2,045,606	$(17,982)
Allowance for loan and lease losses	(19,797)			(15,405)
	$2,275,303			$2,012,219

The difference between the recorded investment and the unpaid principal balance is primarily associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $11,688,000 and $15,210,000 at June 30, 2017 and December 31, 2016, respectively, and (2) net deferred origination and factoring fees totaling $3,164,000 and $2,772,000 at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, the Company had $27,751,000 and $23,597,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $486,269,000 and $497,573,000 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the six months ended June 30, 2017, loans with a carrying amount of $1,965,000 were transferred to loans held for sale as the Company made the decision to sell the loans. These loans were subsequently sold resulting in proceeds of $1,919,000 and losses on sale of loans of $46,000, which were recorded as other noninterest income in the consolidated statements of income for the six months ended June 30, 2017. No loans were transferred to loans held for sale during the three months ended June 30, 2017. During the three and six months ended June 30, 2016, loans with a carrying amount of $1,238,000 and $4,119,000, respectively, were transferred to loans held for sale. These loans were subsequently sold resulting in proceeds of $1,233,000 and $4,038,000, respectively, and losses on sale of loans of $5,000 and $81,000, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) during the three and six months ended June 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended June 30, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$2,243	$263	$—	$—	$2,506
Construction, land development, land	566	512	(163)	—	915
1-4 family residential properties	160	(25)	—	14	149
Farmland	214	47	—	—	261
Commercial	11,177	(504)	(226)	156	10,603
Factored receivables	4,064	814	(386)	15	4,507
Consumer	547	233	(308)	155	627
Mortgage warehouse	122	107	—	—	229
	$19,093	$1,447	$(1,083)	$340	$19,797

(Dollars in thousands)	Beginning				Ending
Three months ended June 30, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,619	$161	$(1)	$13	$1,792
Construction, land development, land	198	(17)	—	—	181
1-4 family residential properties	285	(50)	(47)	71	259
Farmland	133	10	—	—	143
Commercial	5,331	1,134	(169)	401	6,697
Factored receivables	4,110	524	(450)	20	4,204
Consumer	222	169	(112)	14	293
Mortgage warehouse	195	8	—	—	203
	$12,093	$1,939	$(779)	$519	$13,772

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	Beginning				Ending
Six months ended June 30, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,813	$830	$(137)	$—	$2,506
Construction, land development, land	465	1,025	(582)	7	915
1-4 family residential properties	253	(95)	(28)	19	149
Farmland	170	91	—	—	261
Commercial	8,014	5,289	(3,078)	378	10,603
Factored receivables	4,088	1,333	(966)	52	4,507
Consumer	420	605	(607)	209	627
Mortgage warehouse	182	47	—	—	229
	$15,405	$9,125	$(5,398)	$665	$19,797

(Dollars in thousands)	Beginning				Ending
Six months ended June 30, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,489	$290	$(1)	$14	$1,792
Construction, land development, land	367	(186)	—	—	181
1-4 family residential properties	274	(28)	(63)	76	259
Farmland	134	9	—	—	143
Commercial	5,276	1,159	(169)	431	6,697
Factored receivables	4,509	84	(458)	69	4,204
Consumer	216	199	(155)	33	293
Mortgage warehouse	302	(99)	—	—	203
	$12,567	$1,428	$(846)	$623	$13,772

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
June 30, 2017	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$862	$529,803	$10,552	$541,217	$126	$2,380	$—	$2,506
Construction, land development, land	134	117,220	2,899	120,253	—	915	—	915
1-4 family residential properties	1,710	98,734	1,389	101,833	—	149	—	149
Farmland	3,480	132,537	241	136,258	—	261	—	261
Commercial	22,886	818,667	1,162	842,715	2,387	7,931	285	10,603
Factored receivables	3,295	290,338	—	293,633	1,550	2,957	—	4,507
Consumer	110	29,387	—	29,497	—	627	—	627
Mortgage warehouse	—	229,694	—	229,694	—	229	—	229
	$32,477	$2,246,380	$16,243	$2,295,100	$4,063	$15,449	$285	$19,797

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2016	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,456	$427,918	$12,863	$442,237	$100	$1,358	$355	$1,813
Construction, land development, land	362	105,493	3,957	109,812	25	440	—	465
1-4 family residential properties	1,095	101,551	2,328	104,974	1	252	—	253
Farmland	1,333	140,045	237	141,615	—	170	—	170
Commercial	33,033	738,088	7,522	778,643	2,101	5,913	—	8,014
Factored receivables	3,176	235,022	—	238,198	1,546	2,542	—	4,088
Consumer	73	29,691	—	29,764	—	420	—	420
Mortgage warehouse	—	182,381	—	182,381	—	182	—	182
	$40,528	$1,960,189	$26,907	$2,027,624	$3,773	$11,277	$355	$15,405

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from these tables.

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
June 30, 2017	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$169	$170	$126	$693	$726
Construction, land development, land	—	—	—	134	134
1-4 family residential properties	—	—	—	1,710	1,834
Farmland	—	—	—	3,480	3,563
Commercial	13,990	14,083	2,387	8,896	8,991
Factored receivables	3,295	3,295	1,550	—	—
Consumer	—	—	—	110	109
Mortgage warehouse	—	—	—	—	—
PCI	285	1,114	285	—	—
	$17,739	$18,662	$4,348	$15,023	$15,357

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2016	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$517	$517	$100	$939	$1,011
Construction, land development, land	277	275	25	85	86
1-4 family residential properties	8	14	1	1,087	1,215
Farmland	—	—	—	1,333	1,364
Commercial	15,022	15,018	2,101	18,011	18,096
Factored receivables	3,176	3,176	1,546	—	—
Consumer	—	—	—	73	73
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$19,525	$19,525	$4,128	$21,528	$21,845

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$793	$1	$702	$—
Construction, land development, land	275	—	138	—
1-4 family residential properties	1,488	6	779	—
Farmland	3,200	9	—	—
Commercial	24,023	109	12,769	73
Factored receivables	3,512	—	4,074	—
Consumer	122	—	35	—
Mortgage warehouse	—	—	—	—
PCI	1,494	—	1,432	—
	$34,907	$125	$19,929	$73

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,159	$1	$706	$—
Construction, land development, land	248	—	138	2
1-4 family residential properties	1,402	7	775	4
Farmland	2,406	18	—	—
Commercial	27,960	232	10,593	247
Factored receivables	3,235	—	3,309	—
Consumer	89	—	16	—
Mortgage warehouse	—	—	—	—
PCI	405	—	983	—
	$36,904	$258	$16,520	$253

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at June 30, 2017 and December 31, 2016:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
June 30, 2017	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$1,828	$—	$862	$2,690
Construction, land development, land	543	—	134	677
1-4 family residential properties	1,383	—	1,695	3,078
Farmland	3,553	—	2,688	6,241
Commercial	7,044	65	17,892	25,001
Factored receivables	14,477	1,844	—	16,321
Consumer	747	2	110	859
Mortgage warehouse	—	—	—	—
PCI	192	122	2,392	2,706
	$29,767	$2,033	$25,773	$57,573

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2016	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$699	$144	$1,163	$2,006
Construction, land development, land	619	—	362	981
1-4 family residential properties	956	—	1,039	1,995
Farmland	3,583	141	541	4,265
Commercial	11,060	1,077	26,619	38,756
Factored receivables	11,921	2,153	—	14,074
Consumer	667	2	73	742
Mortgage warehouse	—	—	—	—
PCI	2,020	104	8,233	10,357
	$31,525	$3,621	$38,030	$73,176

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Nonaccrual loans(1)	$25,773	$38,030
Factored receivables greater than 90 days past due	1,844	2,153
Troubled debt restructurings accruing interest	3,529	5,123
	$31,146	$45,306
(1)	Includes troubled debt restructurings of $8,557,000 and $13,263,000 at June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017 and December 31, 2016, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
June 30, 2017	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$528,842	$1,823	$—	$10,552	$541,217
Construction, land development, land	117,220	134	—	2,899	120,253
1-4 family residential	98,642	1,802	—	1,389	101,833
Farmland	128,067	7,950	—	241	136,258
Commercial	802,068	39,485	—	1,162	842,715
Factored receivables	291,367	795	1,471	—	293,633
Consumer	29,386	111	—	—	29,497
Mortgage warehouse	229,694	—	—	—	229,694
	$2,225,286	$52,100	$1,471	$16,243	$2,295,100

(Dollars in thousands)
December 31, 2016	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$422,423	$6,951	$—	$12,863	$442,237
Construction, land development, land	105,493	362	—	3,957	109,812
1-4 family residential	101,339	1,307	—	2,328	104,974
Farmland	136,474	4,904	—	237	141,615
Commercial	729,634	41,487	—	7,522	778,643
Factored receivables	236,084	1,029	1,085	—	238,198
Consumer	29,688	76	—	—	29,764
Mortgage warehouse	182,381	—	—	—	182,381
	$1,943,516	$56,116	$1,085	$26,907	$2,027,624

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $12,086,000 and $18,386,000 as of June 30, 2017 and December 31, 2016, respectively. The Company had allocated specific allowances for these loans of $435,000 and $1,911,000 at June 30, 2017 and December 31, 2016, respectively, and had not committed to lend additional amounts. Troubled debt restructurings are the result of extending amortization periods, reducing contractual interest rates, or a combination thereof. The Company did not grant principal reductions on any restructured loans.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans modified as troubled debt restructurings that occurred during the six months ended June 30, 2017 and 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
June 30, 2017	Loans	Investment	Investment
Commercial	4	$186	$186

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
June 30, 2016	Loans	Investment	Investment
Commercial	16	$5,730	$5,730

During the six months ended June 30, 2017, the Company had three loans modified as troubled debt restructurings with a recorded investment of $2,983,000 for which there were payment defaults within twelve months following the modification. The full recorded investment in one of these loans of $2,702,000 was charged off during the period. During the six months ended June 30, 2016, there were no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due.

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at June 30, 2017 and December 31, 2016, are as follows:

	June 30,	December 31,
	2017	2016
Contractually required principal and interest:
Real estate loans	$18,836	$25,013
Commercial loans	2,249	9,703
Outstanding contractually required principal and interest	$21,085	$34,716
Gross carrying amount included in loans receivable	$16,243	$26,907

The changes in accretable yield during the three and six months ended June 30, 2017 and 2016 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accretable yield, beginning balance	$3,432	$2,064	$4,261	$2,593
Additions	—	—	—	—
Accretion	(2,234)	(1,518)	(2,706)	(2,034)
Reclassification from nonaccretable to accretable yield	1,928	646	2,011	646
Disposals	—	—	(440)	(13)
Accretable yield, ending balance	$3,126	$1,192	$3,126	$1,192

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Goodwill	$28,810	$28,810

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$21,825	$(10,027)	$11,798	$21,825	$(8,423)	$13,402
Other intangible assets	3,793	(1,080)	2,713	6,006	(1,687)	4,319
	$25,618	$(11,107)	$14,511	$27,831	$(10,110)	$17,721

The changes in goodwill and intangible assets during the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$44,232	$26,877	$46,531	$27,854
Acquired intangibles	—	—	151	—
Divestiture	—	—	(1,339)	—
Amortization of intangibles	(911)	(717)	(2,022)	(1,694)
Ending balance	$43,321	$26,160	$43,321	$26,160

NOTE 6 – Variable Interest Entities

Collateralized Loan Obligation Funds – Closed

The Company, through its subsidiary TCA, acted as the asset manager or provided certain middle and back office staffing and services to the asset manager of various CLO funds. TCA earned asset management fees in accordance with the terms of its asset management or staffing and services agreements associated with the CLO funds. TCA earned asset management fees totaling $0 and $1,717,000 for the three and six months ended June 30, 2017, respectively, and $1,605,000 and $3,234,000 for the three and six months ended June 30, 2016, respectively. On March 31, 2017, the Company sold its membership interests in TCA as discussed in Note 2 – Business Combinations and Divestitures. As a result of the TCA sale, as of March 31, 2017 the Company no longer acts as asset manager or staffing and services provider for any CLO funds.

The Company holds investments in the subordinated notes of the following closed CLO funds:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds totaled $8,464,000 and $3,380,000 at June 30, 2017 and December 31, 2016, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

The Company performed a consolidation analysis to confirm whether the Company was required to consolidate the assets, liabilities, equity or operations of the above CLO funds in its financial statements. The Company concluded that the closed CLO funds are variable interest entities and that the Company holds variable interests in the entities in the form of its investments in the subordinated notes of entities. However, the Company also concluded that the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity, or operations of the CLO funds in the Company’s financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Collateralized Loan Obligation Fund – Warehouse Phase

On June 17, 2016, Trinitas CLO VI, Ltd. (“Trinitas VI”) was formed to be the issuer of a CLO offering. At December 31, 2016, the Company held an investment of $21,217,000 in the subordinated debt of the CLO fund during its warehouse phase, which was classified as other assets within the Company’s consolidated balance sheet. The CLO fund’s warehouse phase was closed and the final CLO issued on June 20, 2017, at which time the Company’s investment was repaid. The Company did not hold an investment in any CLO warehouse entities at June 30, 2017.

Income from the Company’s investment in CLO warehouse entities totaled $990,000 and $1,954,000 during the three and six months ended June 30, 2017, respectively, and $774,000 and $1,758,000 during the three and six months ended June 30, 2016, respectively, and is included in other noninterest income within the Company’s consolidated statements of income.

The Company performed a consolidation analysis of Trinitas VI during the warehouse phase and concluded that Trinitas VI was a variable interest entity and that the Company held a variable interest in the entity that could potentially be significant to the entity in the form of its investment in the subordinated notes of the entity. However, the Company also concluded that the Company did not have the power to direct the activities that most significantly impacted the entity’s economic performance.  As a result, the Company was not the primary beneficiary and therefore was not required to consolidate the assets, liabilities, equity, or operations of the entity in the Company’s financial statements.

NOTE 7 - Deposits

Deposits at June 30, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Noninterest bearing demand	$381,042	$363,351
Interest bearing demand	350,966	340,362
Individual retirement accounts	99,694	103,022
Money market	205,243	213,253
Savings	173,137	171,354
Certificates of deposit	777,459	756,351
Brokered deposits	84,640	68,092
Total Deposits	$2,072,181	$2,015,785

At June 30, 2017, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	June 30, 2017
Within one year	$683,047
After one but within two years	190,804
After two but within three years	43,694
After three but within four years	20,661
After four but within five years	23,581
After five years	6
Total	$961,793

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $163,685,000 and $149,258,000 at June 30, 2017 and December 31, 2016, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$40,988	$25,500	$7,345	$7,580
Unused lines of credit	105,837	190,451	109,611	145,475
Standby letters of credit	1,556	11,261	2,547	4,706

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2017	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$133,805	$—	$133,805
U.S. Treasury notes	—	4,873	—	4,873
Mortgage-backed securities, residential	—	22,507	—	22,507
Asset backed securities	—	12,799	—	12,799
State and municipal	—	25,151	—	25,151
Corporate bonds	—	25,904	—	25,904
SBA pooled securities	—	144	—	144
Mutual fund	2,023	—	—	2,023
	$2,023	$225,183	$—	$227,206

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$180,942	$—	$180,942
Mortgage-backed securities, residential	—	24,990	—	24,990
Asset backed securities	—	12,902	—	12,902
State and municipal	—	26,637	—	26,637
Corporate bonds	—	27,390	—	27,390
SBA pooled securities	—	157	—	157
Mutual fund	2,011	—	—	2,011
	$2,011	$273,018	$—	$275,029

There were no transfers between levels during 2017 or 2016.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2017	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$43	$43
Commercial	—	—	11,603	11,603
Factored receivables	—	—	1,745	1,745
Other real estate owned (1)
Commercial	—	—	92	92
Construction, land development, land	—	—	2,000	2,000
1-4 family residential properties	—	—	83	83
	$—	$—	$15,566	$15,566

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$417	$417
Construction, land development, land	—	—	252	252
1-4 family residential properties	—	—	7	7
Commercial	—	—	12,921	12,921
Factored receivables	—	—	1,630	1,630
PCI	—	—	170	170
Other real estate owned (1)
Commercial	—	—	698	698
1-4 family residential properties	—	—	485	485
Construction, land development, land	—	—	467	467
	$—	$—	$17,047	$17,047

(1) Represents the fair value of OREO that was adjusted during the period and subsequent to its initial classification as OREO.

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at June 30, 2017 and December 31, 2016 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
June 30, 2017	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$117,502	$117,502	$—	$—	$117,502
Securities - held to maturity	26,036	—	17,902	8,464	26,366
Loans not previously presented, net	2,261,912	—	—	2,270,737	2,270,737
FHLB stock	14,566	N/A	N/A	N/A	N/A
Accrued interest receivable	11,699	—	11,699	—	11,699

Financial liabilities:
Deposits	2,072,181	—	2,071,279	—	2,071,279
Customer repurchase agreements	14,959	—	14,959	—	14,959
Federal Home Loan Bank advances	340,000	—	339,957	—	339,957
Subordinated notes	48,780	—	50,768	—	50,768
Junior subordinated debentures	32,943	—	33,100	—	33,100
Accrued interest payable	2,933	—	2,933	—	2,933

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2016	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$114,514	$114,514	$—	$—	$114,514
Securities - held to maturity	29,352	—	27,498	3,323	30,821
Loans not previously presented, net	1,996,822	—	—	2,002,487	2,002,487
FHLB stock	8,430	N/A	N/A	N/A	N/A
Accrued interest receivable	12,663	—	12,663	—	12,663

Financial liabilities:
Deposits	2,015,785	—	2,014,922	—	2,014,922
Customer repurchase agreements	10,490	—	10,490	—	10,490
Federal Home Loan Bank advances	230,000	—	230,000	—	230,000
Subordinated notes	48,734	—	50,920	—	50,920
Junior subordinated debentures	32,740	—	32,905	—	32,905
Accrued interest payable	2,682	—	2,682	—	2,682

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

The Company is subject to the Basel III regulatory capital framework. Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer was 1.25% and 0.625% at June 30, 2017 and December 31, 2016, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2017 and December 31, 2016, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

As of June 30, 2017 and December 31, 2016, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2017 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of June 30, 2017 and December 31, 2016. The capital adequacy amounts and ratios below do not include the capital conservation buffer in effect at each respective date.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$371,471	13.9%	$213,796	8.0%	N/A	N/A
TBK Bank, SSB	$308,862	12.1%	$204,206	8.0%	$255,258	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$302,540	11.3%	$160,641	6.0%	N/A	N/A
TBK Bank, SSB	$288,804	11.3%	$153,347	6.0%	$204,463	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$260,699	9.7%	$120,943	4.5%	N/A	N/A
TBK Bank, SSB	$288,804	11.3%	$115,010	4.5%	$166,126	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$302,540	11.3%	$107,094	4.0%	N/A	N/A
TBK Bank, SSB	$288,804	11.0%	$105,020	4.0%	$131,275	5.0%

As of December 31, 2016
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$342,059	14.6%	$187,449	8.0%	N/A	N/A
TBK Bank, SSB	$293,313	12.9%	$181,640	8.0%	$227,050	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$277,605	11.8%	$140,587	6.0%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$136,230	6.0%	$181,640	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$238,439	10.2%	$105,440	4.5%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$102,173	4.5%	$147,583	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$277,605	10.9%	$102,303	4.0%	N/A	N/A
TBK Bank, SSB	$277,593	11.0%	$100,802	4.0%	$126,002	5.0%

Dividends paid by bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

Common Stock

	June 30, 2017	December 31, 2016
Shares authorized	50,000,000	50,000,000
Shares issued	18,223,743	18,154,365
Treasury shares	(91,158)	(76,118)
Shares outstanding	18,132,585	18,078,247
Par value per share	$0.01	$0.01

Preferred Stock

	Series A		Series B
(Dollars in thousands, except per share amounts)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Shares authorized	50,000	50,000	115,000	115,000
Shares issued	45,500	45,500	51,076	51,956
Shares outstanding	45,500	45,500	51,076	51,956
Par value per share	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Liquidation preference amount	$4,550	$4,550	$5,108	$5,196
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	N/A	N/A
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $323,000 and $1,025,000 for the three and six months ended June 30, 2017, respectively, and $926,000 and $1,279,000 for the three and six months ended June 30, 2016, respectively.

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

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the six months ended June 30, 2017 and 2016 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2017	126,644	$14.92
Granted	40,541	25.96
Vested	(62,773)	15.84
Forfeited	(843)	14.92
Nonvested at June 30, 2017	103,569	$18.68

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for RSAs granted under the Omnibus Incentive Program will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2017, there was $1,231,000 of unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.19 years.

Stock Options

A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the six months ended June 30, 2017 were as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2017	163,661	$15.87
Granted	58,729	25.80
Exercised	(34,433)	15.87
Forfeited or expired	(287)	25.80
Outstanding at June 30, 2017	187,670	$18.96	9.07	$1,122

Fully vested shares and shares expected to vest at June 30, 2017	187,670	$18.96	9.07	$1,122

Shares exercisable at June 30, 2017	32,286	$15.87	8.76	$280

Information related to the stock options for the six months ended June 30, 2017 and 2016 follows:

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016
Aggregate intrinsic value of options exercised	$243	$—
Cash received from option exercises	281	—
Tax benefit realized from options exercises	85	—
Weighted average fair value of options granted	$8.71	$5.85

Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Expected volatilities were determined based on a blend of the Company’s historical volatility and historical volatilities of a peer group of companies with a similar size, industry, stage of life cycle, and capital structure. The expected term of the options granted was determined based on the SEC simplified method, which calculates the expected term as the mid-point between the weighted average time to vesting and the contractual term. The risk-free interest rate for the expected term of the options was derived from the Treasury constant maturity yield curve on the valuation date.

The fair value of the stock options granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	2.11%	1.49%
Expected term	6.25 Years	6.25 Years
Expected stock price volatility	29.70%	34.96%
Dividend yield	—	—

As of June 30, 2017, there was $753,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.34 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Basic
Net income to common stockholders	$9,467	$4,431	$19,748	$9,243
Weighted average common shares outstanding	18,012,905	17,859,604	17,984,184	17,838,267
Basic earnings per common share	$0.53	$0.25	$1.10	$0.52
Diluted
Net income to common stockholders	$9,467	$4,431	$19,748	$9,243
Dilutive effect of preferred stock	193	—	385	—
Net income to common stockholders - diluted	$9,660	$4,431	$20,133	$9,243
Weighted average common shares outstanding	18,012,905	17,859,604	17,984,184	17,838,267
Add: Dilutive effects of restricted stock	47,521	112,880	67,308	113,334
Add: Dilutive effects of assumed exercises of stock options	32,592	—	40,233	—
Add: Dilutive effects of assumed exercises of stock warrants	129,896	70,101	137,896	60,330
Add: Dilutive effects of assumed conversion of Preferred A	315,773	—	315,773	—
Add: Dilutive effects of assumed conversion of Preferred B	354,471	—	354,471	—
Average shares and dilutive potential common shares	18,893,158	18,042,585	18,899,865	18,011,931
Diluted earnings per common share	$0.51	$0.25	$1.07	$0.51

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares assumed to be converted from Preferred Stock Series A	—	315,773	—	315,773
Shares assumed to be converted from Preferred Stock Series B	—	360,578	—	360,578
Restricted stock awards	35,270	76,362	35,270	76,362
Stock options	58,442	164,175	58,442	164,175

NOTE 15 – BUSINESS SEGMENT INFORMATION

The following table presents the Company’s operating segments. The accounting policies of the segments are substantially similar to those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2016 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s allowance for loan loss determination. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC. General factoring services not originated through TBC are included in the Banking segment. On March 31, 2017, we sold our 100% membership interest in TCA. As a result, the Asset Management segment had no operations subsequent to March 31, 2017.

(Dollars in thousands)			Asset
Three Months Ended June 30, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$32,733	$10,387	$—	$418	$43,538
Intersegment interest allocations	1,729	(1,729)	—	—	—
Total interest expense	3,670	—	—	1,311	4,981
Net interest income (expense)	30,792	8,658	—	(893)	38,557
Provision for loan losses	619	812	—	16	1,447
Net interest income after provision	30,173	7,846	—	(909)	37,110
Noninterest income	3,577	758	—	867	5,202
Noninterest expense	21,216	5,482	—	623	27,321
Operating income (loss)	$12,534	$3,122	$—	$(665)	$14,991

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)			Asset
Three Months Ended June 30, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$20,109	$7,939	$33	$273	$28,354
Intersegment interest allocations	1,099	(1,099)	—	—	—
Total interest expense	2,135	—	—	312	2,447
Net interest income (expense)	19,073	6,840	33	(39)	25,907
Provision for loan losses	1,392	555	—	(8)	1,939
Net interest income after provision	17,681	6,285	33	(31)	23,968
Noninterest income	822	496	1,614	736	3,668
Noninterest expense	13,405	4,962	1,213	751	20,331
Operating income (loss)	$5,098	$1,819	$434	$(46)	$7,305

(Dollars in thousands)			Asset
Six Months Ended June 30, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$60,232	$19,092	$3	$543	$79,870
Intersegment interest allocations	3,018	(3,018)	—	—	—
Total interest expense	6,882	—	—	2,612	9,494
Net interest income (expense)	56,368	16,074	3	(2,069)	70,376
Provision for loan losses	7,640	1,393	—	92	9,125
Net interest income after provision	48,728	14,681	3	(2,161)	61,251
Gain on sale of subsidiary	—	—	—	20,860	20,860
Other noninterest income	7,107	1,428	1,717	1,375	11,627
Noninterest expense	43,187	11,077	1,456	6,438	62,158
Operating income (loss)	$12,648	$5,032	$264	$13,636	$31,580

(Dollars in thousands)			Asset
Six Months Ended June 30, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$37,535	$15,124	$64	$524	$53,247
Intersegment interest allocations	2,100	(2,100)	—	—	—
Total interest expense	4,237	—	—	614	4,851
Net interest income (expense)	35,398	13,024	64	(90)	48,396
Provision for loan losses	1,267	85	—	76	1,428
Net interest income after provision	34,131	12,939	64	(166)	46,968
Noninterest income	2,836	942	3,285	1,586	8,649
Noninterest expense	26,987	9,535	2,559	1,328	40,409
Operating income (loss)	$9,980	$4,346	$790	$92	$15,208

(Dollars in thousands)			Asset
June 30, 2017	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,787,117	$278,533	$—	$417,017	$(645,983)	$2,836,684
Gross loans	$2,206,914	$268,707	$—	$12,986	$(193,507)	$2,295,100

(Dollars in thousands)			Asset
December 31, 2016	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,588,509	$223,994	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans	$1,961,552	$212,784	$—	$1,866	$(148,578)	$2,027,624

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset based lending, equipment lending, healthcare lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of June 30, 2017, we had consolidated total assets of $2.837 billion, total loans held for investment of $2.295 billion, total deposits of $2.072 billion and total stockholders’ equity of $310.5 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. In addition, through our Triumph Capital Advisors asset management subsidiary, we previously provided fee-based asset management services distinct from our traditional banking offerings and operations.  As a result, we have determined our reportable segments are Banking, Factoring, Asset Management, and Corporate. For the six months ended June 30, 2017, our Banking segment generated 60% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 18% of our total revenue, our Asset Management segment generated 2% of our total revenue, and our Corporate segment generated 20% of our total revenue. The $20.9 million pre-tax gain on the sale of Triumph Capital Advisors, LLC is included in the Corporate segment’s revenue for the six months ended June 30, 2017. As discussed below, on March 31, 2017 we sold our 100% membership interest in Triumph Capital Advisors, LLC and no longer provide fee based asset management services.  Asset Management segment results reflect activity through the date of the Triumph Capital Advisors, LLC sale.

Second Quarter 2017 Overview

Net income available to common stockholders for the three months ended June 30, 2017 was $9.5 million, or $0.51 per diluted share, compared to net income available to common stockholders for the three months ended June 30, 2016 of $4.4 million, or $0.25 per diluted share. For the three months ended June 30, 2017, our return on average common equity was 12.75% and our return on average assets was 1.42%.

Net income available to common stockholders for the six months ended June 30, 2017 was $19.7 million, or $1.07 per diluted share, compared to net income available to common stockholders for the six months ended June 30, 2016 of $9.2 million, or $0.51 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $9.8 million, or $0.54 per diluted share, for the six months ended June 30, 2017.  For the six months ended June 30, 2017, our return on average common equity was 13.67% and our return on average assets was 1.52%.

At June 30, 2017, we had total assets of $2.837 billion, including gross loans of $2.295 billion, compared to $2.641 billion of total assets and $2.028 billion of gross loans at December 31, 2016. Organic loan growth totaled $267 million during the six months ended June 30, 2017. Our commercial finance product lines increased from $693.7 million in aggregate as of December 31, 2016 to $801.7 million as of June 30, 2017, an increase of 16%, and constitute 35% of our total loan portfolio at June 30, 2017.

At June 30, 2017, we had total liabilities of $2.526 billion, including total deposits of $2.072 billion, compared to $2.352 billion of total liabilities and $2.016 billion of total deposits at December 31, 2016. Deposit growth totaled $56 million during the six months ended June 30, 2017.

At June 30, 2017, we had total stockholders' equity of $310.5 million. During the six months ended June 30, 2017, total stockholders’ equity increased $21.2 million, primarily due to our net income for the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 11.30% and 13.87%, respectively, at June 30, 2017.

Independent Bank Colorado Branches

On June 23, 2017, the Company entered into an agreement to acquire 9 branch locations in Colorado from Independent Bank Group, Inc.’s banking subsidiary Independent Bank. TBK Bank will purchase approximately $100 million in loans and assume approximately $168 million in deposits associated with the branches for an estimated aggregate deposit premium of $7 million, or 4.17%. The actual premium will be based on a 30 day average of deposit balances at the time the transaction closes. The transaction is expected to close during the fourth quarter of 2017 and is subject to certain closing conditions, including receipt of regulatory approval and other customary closing conditions.

Triumph Capital Advisors

On March 31, 2017, the Company sold its 100% membership interest in Triumph Capital Advisors, LLC (“TCA”).  As part of the TCA sale on March 31, 2017, the Company recorded a pre-tax gain on sale of $20.9 million, net of $0.4 million of direct transaction costs.  In addition, the Company incurred other indirect transaction related costs of $0.3 million and recorded $4.8 million in incremental bonus expense for the amount paid to team members to recognize their contribution to the transaction and building the value realized in the sale of the business.  The TCA sale resulted in a net pre-tax contribution to earnings for the six months ended June 30, 2017 of $15.7 million, or approximately $10.0 million net of tax.  Consideration received by the Company included a seller financed loan receivable in the amount of $10.5 million.

ColoEast Bankshares, Inc.

On August 1, 2016, the Company acquired ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, which was merged into TBK Bank upon closing.  As part of the ColoEast acquisition, the Company acquired loans with a fair value of $461 million, acquired investment securities with a fair value of $162 million, and assumed $653 million of customer deposits.  When compared to the three and six months ended June 30, 2016, the operating results for the three and six months ended June 30, 2017 are reflective of the significantly larger assets, liabilities, personnel, and infrastructure resulting from the ColoEast acquisition, which affects comparability period over period.

Commercial Finance Product Lines

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector (though increasingly in other industries as well), our asset based lending and equipment finance products marketed under our Triumph Commercial Finance brand, the healthcare asset based lending products offered under our Triumph Healthcare Finance brand, and premium finance products marketed under our Triumph Premium Finance brand.  Our aggregate outstanding balances for these products increased from $693.7 million as of December 31, 2016 to $801.7 million as of June 30, 2017. These increases were driven by organic growth.

The following table sets forth our commercial finance product lines as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Commercial finance
Equipment	$219,904	$190,393
Asset based lending (general)	188,257	161,454
Asset based lending (healthcare)	68,606	79,668
Premium finance	31,274	23,971
Factored receivables	293,633	238,198
Total commercial finance loans	$801,674	$693,684

Financial Highlights

The Company’s key financial highlights as of and for the three and six months ended June 30, 2017, as compared to the prior period, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Income Statement Data:
Interest income	$43,538	$28,354	$79,870	$53,247
Interest expense	4,981	2,447	9,494	4,851
Net interest income	38,557	25,907	70,376	48,396
Provision for loan losses	1,447	1,939	9,125	1,428
Net interest income after provision	37,110	23,968	61,251	46,968
Gain on sale of subsidiary	—	—	20,860	—
Other noninterest income	5,202	3,668	11,627	8,649
Noninterest income	5,202	3,668	32,487	8,649
Noninterest expense	27,321	20,331	62,158	40,409
Net income before income taxes	14,991	7,305	31,580	15,208
Income tax expense	5,331	2,679	11,447	5,576
Net income	9,660	4,626	20,133	9,632
Dividends on preferred stock	(193)	(195)	(385)	(389)
Net income available to common stockholders	$9,467	$4,431	$19,748	$9,243

Per Share Data:
Basic earnings per common share	$0.53	$0.25	$1.10	$0.52
Diluted earnings per common share	$0.51	$0.25	$1.07	$0.51
Weighted average shares outstanding - basic	18,012,905	17,859,604	17,984,184	17,838,267
Weighted average shares outstanding - diluted	18,893,158	18,042,585	18,899,865	18,011,931

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.51	$0.25	$0.54	$0.51
Adjusted weighted average shares outstanding - diluted	18,893,158	18,042,585	18,229,621	18,011,931

Performance ratios - Annualized(2):
Return on average assets	1.42%	1.07%	1.52%	1.13%
Return on average total equity	12.60%	6.69%	13.49%	7.04%
Return on average common equity	12.75%	6.64%	13.67%	7.00%
Return on average tangible common equity (1)	14.94%	7.37%	16.17%	7.80%
Yield on loans	7.79%	8.50%	7.49%	8.18%
Adjusted yield on loans (1)	7.25%	7.81%	7.10%	7.65%
Cost of interest bearing deposits	0.74%	0.72%	0.73%	0.73%
Cost of total deposits	0.60%	0.63%	0.59%	0.64%
Cost of total funds	0.83%	0.68%	0.81%	0.68%
Net interest margin	6.16%	6.53%	5.78%	6.22%
Adjusted net interest margin (1)	5.70%	5.98%	5.45%	5.79%
Efficiency ratio	62.44%	68.74%	60.43%	70.84%
Adjusted efficiency ratio (1)	62.44%	68.74%	69.53%	70.84%
Net noninterest expense to average assets	3.26%	3.85%	2.24%	3.73%
Adjusted net noninterest expense to average assets (1)	3.26%	3.85%	3.43%	3.73%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2017	2016
Balance Sheet Data:
Total assets	$2,836,684	$2,641,067
Cash and cash equivalents	117,502	114,514
Investment securities	253,242	304,381
Loans held for investment, net	2,275,303	2,012,219
Total liabilities	2,526,217	2,351,722
Noninterest bearing deposits	381,042	363,351
Interest bearing deposits	1,691,139	1,652,434
FHLB advances	340,000	230,000
Subordinated notes	48,780	48,734
Junior subordinated debentures	32,943	32,740
Total stockholders’ equity	310,467	289,345
Preferred stockholders' equity	9,658	9,746
Common stockholders' equity	300,809	279,599

Per Share Data:
Book value per share	$16.59	$15.47
Tangible book value per share (1)	$14.20	$12.89
Shares outstanding end of period	18,132,585	18,078,247

Asset Quality ratios(3):
Past due to total loans	2.51%	3.61%
Nonperforming loans to total loans	1.36%	2.23%
Nonperforming assets to total assets	1.50%	1.98%
ALLL to nonperforming loans	63.56%	34.00%
ALLL to total loans	0.86%	0.76%
Net charge-offs to average loans(4)	0.23%	0.25%

Capital ratios:
Tier 1 capital to average assets	11.28%	10.85%
Tier 1 capital to risk-weighted assets	11.30%	11.85%
Common equity Tier 1 capital to risk-weighted assets	9.73%	10.18%
Total capital to risk-weighted assets	13.87%	14.60%
Total stockholders' equity to total assets	10.94%	10.96%
Tangible common stockholders' equity ratio (1)	9.22%	8.98%

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

(2)	Amounts have been annualized.
(3)	Asset quality ratios exclude loans held for sale.
(4)	Net charge-offs to average loans ratios are for the six months ended June 30, 2017 and the year ended December 31, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Net income available to common stockholders	$9,467	$4,431	$19,748	$9,243
Gain on sale of subsidiary	—	—	(20,860)	—
Incremental bonus related to transaction	—	—	4,814	—
Indirect transaction costs	—	—	325	—
Tax effect of adjustments	—	—	5,754	—
Adjusted net income available to common stockholders	$9,467	$4,431	$9,781	$9,243
Dilutive effect of convertible preferred stock	193	—	—	—
Adjusted net income available to common stockholders - diluted	$9,660	$4,431	$9,781	$9,243

Weighted average shares outstanding - diluted	18,893,158	18,042,585	18,899,865	18,011,931
Adjusted effects of assumed preferred stock conversion	—	—	(670,244)	—
Adjusted weighted average shares outstanding - diluted	18,893,158	18,042,585	18,229,621	18,011,931
Adjusted diluted earnings per common share	$0.51	$0.25	$0.54	$0.51

Net income available to common stockholders	$9,467	$4,431	$19,748	$9,243
Average tangible common equity	254,088	241,666	246,290	238,420
Return on average tangible common equity	14.94%	7.37%	16.17%	7.80%

Adjusted efficiency ratio:
Net interest income	$38,557	$25,907	$70,376	$48,396
Noninterest income	5,202	3,668	32,487	8,649
Operating revenue	43,759	29,575	102,863	57,045
Gain on sale of subsidiary	—	—	(20,860)	—
Adjusted operating revenue	$43,759	$29,575	$82,003	$57,045

Total noninterest expense	$27,321	$20,331	$62,158	$40,409
Incremental bonus related to transaction	—	—	(4,814)	—
Indirect transaction costs	—	—	(325)	—
Adjusted noninterest expense	$27,321	$20,331	$57,019	$40,409
Adjusted efficiency ratio	62.44%	68.74%	69.53%	70.84%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$27,321	$20,331	$62,158	$40,409
Incremental bonus related to transaction	—	—	(4,814)	—
Indirect transaction costs	—	—	(325)	—
Adjusted noninterest expense	$27,321	$20,331	$57,019	$40,409

Total noninterest income	$5,202	$3,668	$32,487	$8,649
Gain on sale of subsidiary	—	—	(20,860)	—
Adjusted noninterest income	5,202	3,668	11,627	8,649
Adjusted net noninterest expenses	$22,119	$16,663	$45,392	$31,760
Average Total Assets	2,723,303	1,742,942	2,671,580	1,712,784
Adjusted net noninterest expense to average assets ratio	3.26%	3.85%	3.43%	3.73%

Reported yield on loans	7.79%	8.50%	7.49%	8.18%
Effect of accretion income on acquired loans	(0.54%)	(0.69%)	(0.39%)	(0.53%)
Adjusted yield on loans	7.25%	7.81%	7.10%	7.65%

Reported net interest margin	6.16%	6.53%	5.78%	6.22%
Effect of accretion income on acquired loans	(0.46%)	(0.55%)	(0.33%)	(0.43%)
Adjusted net interest margin	5.70%	5.98%	5.45%	5.79%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2017	2016
Total stockholders' equity	$310,467	$289,345
Preferred stock liquidation preference	(9,658)	(9,746)
Total common stockholders' equity	300,809	279,599
Goodwill and other intangibles	(43,321)	(46,531)
Tangible common stockholders' equity	$257,488	$233,068
Common shares outstanding	18,132,585	18,078,247
Tangible book value per share	$14.20	$12.89

Total assets at end of period	$2,836,684	$2,641,067
Goodwill and other intangibles	(43,321)	(46,531)
Tangible assets at period end	$2,793,363	$2,594,536
Tangible common stockholders' equity ratio	9.22%	8.98%
Results of Operations

Net Income

Three months ended June 30, 2017 compared with three months ended June 30, 2016. We earned net income of $9.7 million for the three months ended June 30, 2017 compared to $4.6 million for the three months ended June 30, 2016, an increase of $5.1 million.

The increase was primarily the result of a $12.7 million increase in net interest income, a $1.5 million increase in noninterest income, and a $0.5 million reduction in the provision for loan losses, offset in part by a $7.0 million increase in noninterest expense and a $2.7 million increase in income tax expense.

Six months ended June 30, 2017 compared with six months ended June 30, 2016. We earned net income of $20.1 million for the six months ended June 30, 2017 compared to $9.6 million for the six months ended June 30, 2016, an increase of $10.5 million.

As discussed in the Second Quarter 2017 Overview above, the results for the six months ended June 30, 2017 were impacted by our sale of TCA.  The TCA sale resulted in a gain on sale in the amount of $20.9 million included in noninterest income for the six months ended June 30, 2017, offset by an additional $4.8 million bonus accrual and approximately $0.3 million of other indirect transaction related costs recorded in connection with the TCA sale and reported as noninterest expense.

Excluding the tax-effected impact of the TCA sale transaction, we earned net income of $10.2 million for the six months ended June 30, 2017 compared to $9.6 million for the six months ended June 30, 2016, an increase of $0.6 million.  The adjusted increase was primarily the result of a $22.0 million increase in net interest income and a $3.0 million increase in noninterest income, offset in part by a $7.7 million increase in the provision for loan losses, a $16.6 million increase in noninterest expense and a $0.1 million increase in income tax expense.

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

Three months ended June 30, 2017 compared with three months ended June 30, 2016. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$99,918	$289	1.16%	$120,088	$197	0.66%
Taxable securities	240,725	1,653	2.75%	184,010	952	2.08%
Tax-exempt securities	25,389	85	1.34%	1,063	6	2.27%
FHLB and FRB stock	10,395	36	1.39%	4,748	13	1.10%
Loans (1)	2,135,346	41,475	7.79%	1,286,159	27,186	8.50%
Total interest earning assets	2,511,773	43,538	6.95%	1,596,068	28,354	7.15%
Noninterest earning assets:
Cash and cash equivalents	35,153			23,619
Other noninterest earning assets	176,377			123,255
Total assets	$2,723,303			$1,742,942
Interest bearing liabilities:
Deposits:
Interest bearing demand	$342,947	$136	0.16%	$242,862	$59	0.10%
Individual retirement accounts	100,505	303	1.21%	64,075	197	1.24%
Money market	206,163	120	0.23%	122,670	69	0.23%
Savings	171,602	27	0.06%	78,795	10	0.05%
Certificates of deposit	773,178	2,224	1.15%	565,600	1,560	1.11%
Brokered deposits	67,852	247	1.46%	49,950	125	1.01%
Total deposits	1,662,247	3,057	0.74%	1,123,952	2,020	0.72%
Subordinated notes	48,767	836	6.88%	—	—	0.00%
Junior subordinated debentures	32,878	475	5.79%	24,788	312	5.06%
Other borrowings	271,136	613	0.91%	139,601	115	0.33%
Total interest bearing liabilities	2,015,028	4,981	0.99%	1,288,341	2,447	0.76%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	387,877			166,863
Other liabilities	12,808			9,770
Total equity	307,590			277,968
Total liabilities and equity	$2,723,303			$1,742,942
Net interest income		$38,557			$25,907
Interest spread (2)			5.96%			6.39%
Net interest margin (3)			6.16%			6.53%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $38.6 million for the three months ended June 30, 2017 compared to $25.9 million for the three months ended June 30, 2016, an increase of $12.7 million, or 49.0%.

This increase in net interest income was driven by increases in average interest earning assets, which increased to $2.512 billion for the three months ended June 30, 2017 from $1.596 billion for the three months ended June 30, 2016, an increase of $916 million, or 57.4%.  This increase was partly attributable to $461 million of loans and $162 million of investment securities acquired in the ColoEast acquisition.  Additional interest income also resulted from organic growth in our loan portfolio.  Our commercial finance product lines, including our factored receivables, asset based loans, equipment finance loans, and premium finance loans all increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  Our commercial finance balances increased $194.8 million, or 32.1%, from $606.9 million at June 30, 2016 to $801.7 million at June 30, 2017.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.

The change in net interest income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was also impacted by interest and fee income associated with certain loan payoff activity.  Interest income for the three months ended June 30, 2017 included approximately $1.8 million of loan discount accretion resulting from the payoff of two individual purchased credit impaired loans in excess of their carrying amounts and approximately $0.5 million of early termination fees associated with the prepayment of two asset based lending relationships.  Interest income for the three months ended June 30, 2016 included approximately $1.2 million of loan discount accretion resulting from the payoff of an individual purchased credit impaired loan in excess of its carrying amount.  The combination of this loan payoff activity contributed a net period over period increase in net interest income of $1.1 million.

The increases in our net interest income resulting from changes in the interest income generated by our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.662 billion for the three months ended June 30, 2017 from $1.124 billion for the three months ended June 30, 2016, an increase of $538 million, or 47.9%.  This increase was primarily due to $653 million of customer deposits assumed in the ColoEast acquisition, of which $492 million were interest bearing.  Excluding the ColoEast customer deposits, we also experienced growth in our certificates of deposit as these were used to fund our loan growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was increased to fund our loan growth.  Our mortgage warehouse facilities are included in our borrowing base with the FHLB.  Finally, we issued $50.0 million of subordinated notes in the third quarter of 2016 that contributed to the increase in interest expense period over period.

Net interest margin decreased to 6.16% for the three months ended June 30, 2017 from 6.53% for the three months ended June 30, 2016, a decrease of 37 basis points.

The decline in our net interest margin resulted in part from a decrease in yields on our interest earning assets.  Our average yield on interest earning assets decreased to 6.95% for the three months ended June 30, 2017 from 7.15% for the three months ended June 30, 2016, a decrease of 20 basis points. The decrease is primarily attributable to a change in the mix within our loan portfolio period over period.  The lower yielding community banking loans acquired in the ColoEast acquisition resulted in our higher yielding commercial finance products as a percentage of the total portfolio decreasing from 43% at June 30, 2016 to 35% at June 30, 2017.    This decrease was offset in part by our Prime- and LIBOR-indexed floating rate loans adjusting higher as short term rates have risen during 2017.

A component of the yield on our loan portfolio consists of discount accretion on the portfolios acquired in connection with our acquisitions.  The aggregate increased yield on our loan portfolio attributable to the accretion of purchase discounts associated with our acquisitions was 54 basis points for the three months ended June 30, 2017, including the $1.8 million of discount accretion recorded on the payoff of the purchased credit impaired loans discussed above, and 69 basis points for the three months ended June 30, 2016, including the $1.2 million of discount accretion recorded on the payoff of the purchased credit impaired loan discussed above. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.25% and 7.81% for the three months ended June 30, 2017 and 2016, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, asset based loans, equipment finance loans, and premium finance loans.  As of June 30, 2017, there was approximately $11.7 million of purchase discount remaining, of which $10.2 million is expected to be accreted over the remaining lives of the acquired loan portfolios.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.70% and 5.98% for the three months ended June 30, 2017 and 2016, respectively.

An increase in our average cost of funds also contributed to the decrease in our net interest margin. Our average cost of interest bearing liabilities increased to 0.99% for the three months ended June 30, 2017 from 0.76% for the three months ended June 30, 2016, an increase of 23 basis points.  This increase was caused by an increased use of higher rate certificates of deposit to fund our growth period over period, higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the economy, and our issuance of $50.0 million of subordinated notes at an initial fixed rate of 6.50%.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017 vs. 2016
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$150	$(58)	$92
Taxable securities	312	389	701
Tax-exempt securities	(2)	81	79
FHLB and FRB stock	3	20	23
Loans	(2,205)	16,494	14,289
Total interest income	(1,742)	16,926	15,184
Interest bearing liabilities:
Interest bearing demand	37	40	77
Individual retirement accounts	(4)	110	106
Money market	2	49	51
Savings	2	15	17
Certificates of deposit	67	597	664
Brokered deposits	57	65	122
Total deposits	161	876	1,037
Subordinated notes	—	836	836
Junior subordinated debentures	46	117	163
Other borrowings	201	297	498
Total interest expense	408	2,126	2,534
Change in net interest income	$(2,150)	$14,800	$12,650

Six months ended June 30, 2017 compared with six months ended June 30, 2016. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$126,621	$616	0.98%	$124,660	$405	0.65%
Taxable securities	253,587	3,180	2.53%	177,353	1,710	1.94%
Tax-exempt securities	25,787	169	1.32%	1,099	13	2.38%
FHLB and FRB stock	9,471	78	1.66%	4,508	23	1.03%
Loans (1)	2,041,934	75,827	7.49%	1,256,362	51,096	8.18%
Total interest earning assets	2,457,400	79,870	6.55%	1,563,982	53,247	6.85%
Noninterest earning assets:
Cash and cash equivalents	37,289			24,503
Other noninterest earning assets	176,891			124,299
Total assets	$2,671,580			$1,712,784
Interest bearing liabilities:
Deposits:
Interest bearing demand	$334,316	$248	0.15%	$231,851	$116	0.10%
Individual retirement accounts	100,992	594	1.19%	62,993	388	1.24%
Money market	207,681	239	0.23%	117,448	134	0.23%
Savings	171,714	61	0.07%	77,673	19	0.05%
Certificates of deposit	764,938	4,301	1.13%	563,637	3,106	1.11%
Brokered deposits	67,968	483	1.43%	49,973	250	1.01%
Total deposits	1,647,609	5,926	0.73%	1,103,575	4,013	0.73%
Subordinated notes	48,755	1,671	6.91%	—	—	0.00%
Junior subordinated debentures	32,829	940	5.77%	24,751	614	4.99%
Other borrowings	246,983	957	0.78%	135,514	224	0.33%
Total interest bearing liabilities	1,976,176	9,494	0.97%	1,263,840	4,851	0.77%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	382,851			163,621
Other liabilities	11,604			10,178
Total equity	300,949			275,145
Total liabilities and equity	$2,671,580			$1,712,784
Net interest income		$70,376			$48,396
Interest spread (2)			5.58%			6.08%
Net interest margin (3)			5.78%			6.22%
(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $70.4 million for the six months ended June 30, 2017 compared to $48.4 million for the six months ended June 30, 2016, an increase of $22.0 million, or 45.5%.

This increase in net interest income was driven by increases in average interest earning assets, which increased to $2.457 billion for the six months ended June 30, 2017 from $1.564 billion for the six months ended June 30, 2016, an increase of $893 million, or 57.1%.  This increase was partly attributable to $461 million of loans and $162 million of investment securities acquired in the ColoEast acquisition.  Additional interest income also resulted from organic growth in our loan portfolio.  Our commercial finance product lines, including our factored receivables, asset based loans, equipment finance loans, and premium finance loans all increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  Our outstanding commercial finance balances increased $194.8 million, or 32.1%, from $606.9 million at June 30, 2016 to $801.7 million at June 30, 2017.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.

The change in net interest income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was also impacted by interest and fee income associated with certain loan payoff activity.  Interest income for the six months ended June 30, 2017 included approximately $1.8 million of loan discount accretion resulting from the payoff of two individual purchased credit impaired loans in excess of their carrying amounts and approximately $0.5 million of early termination fees associated with the prepayment of two asset based lending relationships.  Interest income for the six months ended June 30, 2016 included approximately $1.2 million of loan discount accretion resulting from the payoff of an individual purchased credit impaired loan in excess of its carrying amount.  The combination of this loan payoff activity contributed a net period over period increase in net interest income of $1.1 million.

The increases in our net interest income resulting from changes in the interest income generated by our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.648 billion for the six months ended June 30, 2017 from $1.104 billion for the six months ended June 30, 2016, an increase of $544 million, or 49.3%.  This increase was primarily due to $653 million of customer deposits assumed in the ColoEast acquisition, of which $492 million were interest bearing.  Excluding the ColoEast customer deposits, we also experienced growth in our certificates of deposit as these higher cost deposit products were used to fund our loan growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was increased to fund our loan growth.  Our mortgage warehouse facilities are included in our borrowing base with the FHLB.  Finally, we issued $50.0 million of subordinated notes in the third quarter of 2016 that contributed to the increase in interest expense period over period.

Net interest margin decreased to 5.78% for the six months ended June 30, 2017 from 6.22% for the six months ended June 30, 2016, a decrease of 44 basis points.

The decline in our net interest margin resulted in part from a decrease in yields on our interest earning assets.  Our average yield on interest earning assets decreased to 6.55% for the six months ended June 30, 2017 from 6.85% for the six months ended June 30, 2016, a decrease of 30 basis points. The decrease is primarily attributable to a change in the mix within our loan portfolio period over period.  The lower yielding community banking loans acquired in the ColoEast acquisition resulted in our higher yielding commercial finance products as a percentage of the total portfolio decreasing from 43% at June 30, 2016 to 35% at June 30, 2017. This decrease was offset in part by our Prime- and LIBOR-indexed floating rate loans adjusting higher as short term rates have risen during 2017.

A component of the yield on our loan portfolio consists of discount accretion on the portfolios acquired in connection with our acquisitions.  The aggregate increased yield on our loan portfolio attributable to accretion of purchase discounts associated with our acquisitions was 39 basis points for the six months ended June 30, 2017, including the $1.8 million of discount accretion recorded on the payoff of the purchased credit impaired loans discussed above, and 53 basis points for the six months ended June 30, 2016, including the $1.2 million of discount accretion recorded on the payoff of the purchased credit impaired loan discussed above.   Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.10% and 7.65% for the six months ended June 30, 2017 and 2016, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, asset based loans, equipment finance loans, and premium finance loans.  As of June 30, 2017, there was approximately $11.7 million of purchase discount remaining, of which $10.2 million is expected to be accreted over the remaining lives of the acquired loan portfolios.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.45% and 5.79% for the six months ended June 30, 2017 and 2016, respectively.

An increase in our average cost of funds also contributed to the decrease in our net interest margin.  Our average cost of interest bearing liabilities increased to 0.97% for the six months ended June 30, 2017 from 0.77% for the six months ended June 30, 2016, an increase of 20 basis points.  This increase was caused by an increased use of higher rate certificates of deposit to fund our growth period over period, higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the economy, and our issuance of $50.0 million of subordinated notes at an initial fixed rate of 6.50%.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017 vs. 2016
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$201	$10	$211
Taxable securities	514	956	1,470
Tax-exempt securities	(6)	162	156
FHLB and FRB stock	14	41	55
Loans	(4,441)	29,172	24,731
Total interest income	(3,718)	30,341	26,623
Interest bearing liabilities:
Interest bearing demand	56	76	132
Individual retirement accounts	(17)	223	206
Money market	1	104	105
Savings	9	33	42
Certificates of deposit	63	1,132	1,195
Brokered deposits	105	128	233
Total deposits	217	1,696	1,913
Subordinated notes	—	1,671	1,671
Junior subordinated debentures	95	231	326
Other borrowings	301	432	733
Total interest expense	613	4,030	4,643
Change in net interest income	$(4,331)	$26,311	$21,980

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

Our ALLL was $19.8 million as of June 30, 2017 versus $15.4 million as of December 31, 2016, representing an ALLL to total loans ratio of 0.86% and 0.76% respectively.

Three months ended June 30, 2017 compared with three months ended June 30, 2016.  Our provision for loan losses was $1.4 million for the three months ended June 30, 2017 compared to $1.9 million for the three months ended June 30, 2016.

The change in the provision for loan losses was the result of several factors.  As part of our reduced provision for loan losses in the three months ended June 30, 2017, we were able to recapture approximately $1.1 million of specific reserves related to two purchased credit impaired loans due to improved cash flow performance expectations and cash paydowns of the outstanding balances.  As a result, we recorded a net reduction in specific reserves of $0.8 million during the three months ended June 30, 2017 compared to an increase in specific reserves of $0.6 million recorded during the three months ended June 30, 2016.

Offsetting in part the decreased provision due to the change in specific reserves, we experienced higher net charge-offs of $0.7 million in the three months ended June 30, 2017 compared to net charge-offs of $0.3 million for the same period in 2016.  In addition, 2017 charge-off activity contributed to an increase in the estimate of the ALLL levels recorded against the remaining loan portfolio as a result of higher loss factors incorporated into our ALLL methodology for the three months ended June 30, 2017.

In addition, during the three months ended June 30, 2017 outstanding loans increased $259.9 million from March 31, 2017.  During the three months ended June 30, 2016, outstanding loans increased $164.7 million from March 31, 2016.  The larger increase in outstanding loan balances within the three months ended June 30, 2017 resulted in a higher provision for loan losses compared to the three months ended June 30, 2016.

Six months ended June 30, 2017 compared with six months ended June 30, 2016.  Our provision for loan losses was $9.1 million for the six months ended June 30, 2017 compared to $1.4 million for the six months ended June 30, 2016.

The increased provision for loan losses was primarily the result of an increase in loan charge-offs recorded during the six months ended June 30, 2017.  We experienced higher total net charge-offs of $4.7 million in the six months ended June 30, 2017 compared to net charge-offs of $0.2 million for the same period in 2016.  Approximately $1.4 million of the charge-offs for the six months ended June 30, 2017 had specific reserves previously recorded.  In addition, this charge-off activity contributed to an increase in the estimate of the ALLL levels recorded against the remaining loan portfolio as a result of higher loss factors incorporated into our ALLL methodology for the six months ended June 30, 2017. Approximately $3.1 million of the charge-offs recorded during the six months ended June 30, 2017 were associated with two individual loan relationships.  One of the loan relationships was part of our healthcare finance unit and one was acquired in the ColoEast acquisition.

In addition, during the six months ended June 30, 2017, outstanding loans increased $267.5 million from December 31, 2016.  During the six months ended June 30, 2016, outstanding loans increased $118.6 million from December 31, 2015.  The larger increase in outstanding loan balances within the six months ended June 30, 2017 resulted in a higher provision for loan losses compared to the six months ended June 30, 2016.

Noninterest Income

The following table presents the major categories of noninterest income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service charges on deposits	$977	$695	$282	40.6%	$1,957	$1,354	$603	44.5%
Card income	917	577	340	58.9%	1,744	1,123	621	55.3%
Net OREO gains (losses) and valuation adjustments	(112)	(1,204)	1,092	90.7%	(101)	(1,215)	1,114	91.7%
Net gains on sale of securities	—	—	—	—	—	5	(5)	(100.0%)
Net gains on sale of loans	—	4	(4)	(100.0%)	—	16	(16)	(100.0%)
Fee income	637	504	133	26.4%	1,220	1,038	182	17.5%
Gain on sale of subsidiary	—	—	—	—	20,860	—	20,860	100.0%
Asset management fees	—	1,605	(1,605)	(100.0%)	1,717	3,234	(1,517)	(46.9%)
CLO warehouse investment income	990	774	216	27.9%	1,954	1,758	196	11.1%
Insurance commissions	709	112	597	533.0%	1,299	185	1,114	602.2%
Other	1,084	601	483	80.4%	1,837	1,151	686	59.6%
Total noninterest income	$5,202	$3,668	$1,534	41.8%	$32,487	$8,649	$23,838	275.6%

Three months ended June 30, 2017 compared with three months ended June 30, 2016. We earned noninterest income of $5.2 million for the three months ended June 30, 2017, compared to $3.7 million for the three months ended June 30, 2016.

The increase was primarily due to an increase in service charges on deposits, card income, insurance commissions, and other noninterest income.  In addition, a decrease in OREO losses contributed to the increase in noninterest income during the three months ended June 30, 2017.  These increases in noninterest income were offset in part by a decrease in asset management fees earned due to the sale of TCA. Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased from $0.7 million for the three months ended June 30, 2016 to $1.0 million for the three months ended June 30, 2017.  The increase was primarily due to additional service charges associated with the increase in customer deposits due to the ColoEast acquisition.

•

Card Income.  Debit and credit card income increased from $0.6 million for the three months ended June 30, 2016 to $0.9 million for the three months ended June 30, 2017.  The increase was primarily due to additional customer debit and credit card activity associated with the increase in issued cards due to the ColoEast acquisition.

•

Net OREO Gains (Losses) and Valuation Adjustments.  Net OREO gains (losses) and valuation adjustments represents gains on loans transferred to OREO with a fair value in excess of the foreclosed loans’ carrying value, gains and losses on the sale of OREO, and valuation allowances recorded due to subsequent write-downs of OREO.  The net loss of $1.2 million for the three months ended June 30, 2016 was primarily due to a $1.2 million OREO write-down related to a branch facility previously transferred to OREO that was no longer being actively operated.  The write-down was the result of obtaining an updated appraisal on the property.

•

Asset Management Fees.  As a result of the sale of TCA, we no longer earn asset management fees.  As a result, there was no asset management fee income recorded for the three months ended June 30, 2017, compared to $1.6 million for the three months ended June 30, 2016.

•

Insurance Commissions.  Commissions earned by our Triumph Insurance Group subsidiary increased $0.6 million from $0.1 million for the three months ended June 30, 2016 to $0.7 million for the three months ended June 30, 2017 due to increased volumes resulting from organic growth of the business and the acquisition of Southern Transportation Insurance Agency, Ltd. in the third quarter of 2016.

•

CLO Warehouse Investment Income.  Income from our CLO warehouse equity investments increased $0.2 million, from $0.8 million for the three months ended June 30, 2016 to $1.0 million for the three months ended June 30, 2017 due to our increased investments in the CLO warehouse entities period over period.  The CLO associated with our remaining CLO warehouse investment was issued and closed in June 2017, and as a result our invested funds were returned.  At June 30, 2017 we no longer held investments in CLO warehouse entities and, absent future investments in new CLO warehouse entities, we do not expect to realize CLO warehouse investment income ongoing.

•

Other.  Other noninterest income increased from $0.6 million for the three months ended June 30, 2016 to $1.1 million for the three months ended June 30, 2017.  Other noninterest income includes income for check cashing and wire transfer fees, income associated with trust activities, and bank-owned life insurance.  There were no significant increases or decreases in the components of other noninterest income period over period, other than increases due to incremental transaction volumes associated with the ColoEast acquisition.

Six months ended June 30, 2017 compared with six months ended June 30, 2016. We earned noninterest income of $32.5 million for the six months ended June 30, 2017, compared to $8.6 million for the six months ended June 30, 2016. The increase in the six months ended June 30, 2017 was impacted by the realization of the $20.9 million gain associated with the sale of TCA. Excluding the gain on sale of TCA, we earned noninterest income of $11.6 million for the six months ended June 30, 2017, resulting in an adjusted increase in noninterest income of $3.0 million, or 34.9% period over period.

The adjusted increase was primarily due to an increase in service charges on deposits, card income, insurance commissions, and other noninterest income.  In addition, a decrease in OREO losses contributed to the increase in noninterest income during the six months ended June 30, 2017.  These increases in noninterest income were offset in part by a decrease in asset management fees earned due to the sale of TCA. Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased from $1.4 million for the six months ended June 30, 2016 to $2.0 million for the six months ended June 30, 2017.  The increase was primarily due to additional service charges associated with the increase in customer deposits due to the ColoEast acquisition.

•

Card Income.  Debit and credit card income increased from $1.1 million for the six months ended June 30, 2016 to $1.7 million for the six months ended June 30, 2017.  The increase was primarily due to additional customer debit and credit card activity associated with the increase in issued cards due to the ColoEast acquisition.

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

•

Asset Management Fees.  Asset management fees earned by TCA decreased from $3.2 million for the six months ended June 30, 2016 to $1.7 million for the six months ended June 30, 2017.  The decrease is due to the sale of TCA in the first quarter of 2017.  As a result of the sale of TCA, we no longer earn asset management fees.

•

CLO Warehouse Investment Income.  Income from our CLO warehouse equity investments increased $0.2 million, from $1.8 million for the six months ended June 30, 2016 to $2.0 million for the six months ended June 30, 2017 due to our increased investments in the CLO warehouse entities period over period.  The CLO associated with our remaining CLO warehouse investment was issued and closed in June 2017, and as a result our invested funds were returned.  At June 30, 2017 we no longer held investments in CLO warehouse entities and, absent future investments in new CLO warehouse entities, we do not expect to realize CLO warehouse investment income ongoing.

•

Insurance Commissions.  Commissions earned by our Triumph Insurance Group subsidiary increased $1.1 million from $0.2 million for the six months ended June 30, 2016 to $1.3 million for the six months ended June 30, 2017 due to increased volumes resulting from organic growth of the business and the acquisition of Southern Transportation Insurance Agency, Ltd. in the third quarter of 2016.

•

Other.  Other noninterest income increased from $1.2 million for the six months ended June 30, 2016 to $1.8 million for the six months ended June 30, 2017.  Other noninterest income includes income for check cashing and wire transfer fees, income associated with trust activities, and bank-owned life insurance.  There were no significant increases or decreases in the components of other noninterest income period over period, other than increases due to incremental transaction volumes associated with the ColoEast acquisition.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and employee benefits	$16,012	$12,229	$3,783	30.9%	$37,970	$24,481	$13,489	55.1%
Occupancy, furniture and equipment	2,348	1,534	814	53.1%	4,707	3,016	1,691	56.1%
FDIC insurance and other regulatory assessments	270	281	(11)	(3.9%)	496	505	(9)	(1.8%)
Professional fees	1,238	1,101	137	12.4%	3,206	2,174	1,032	47.5%
Amortization of intangible assets	911	717	194	27.1%	2,022	1,694	328	19.4%
Advertising and promotion	911	628	283	45.1%	1,849	1,147	702	61.2%
Communications and technology	2,233	1,263	970	76.8%	4,407	2,695	1,712	63.5%
Travel and entertainment	647	522	125	23.9%	1,292	887	405	45.7%
Other	2,751	2,056	695	33.8%	6,209	3,810	2,399	63.0%
Total noninterest expense	$27,321	$20,331	$6,990	34.4%	$62,158	$40,409	$21,749	53.8%

Three months ended June 30, 2017 compared with three months ended June 30, 2016. Noninterest expense totaled $27.3 million for the three months ended June 30, 2017 compared to $20.3 million for the three months ended June 30, 2016.

Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $16.0 million for the three months ended June 30, 2017 compared to $12.2 million for the three months ended June 30, 2016. This increase is attributable to several factors.  Most notably, we experienced a significant increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 706.5 and 505.5 at June 30, 2017 and 2016, respectively. Sources of this increased headcount were primarily employees added through the ColoEast acquisition.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expenses.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $2.3 million for the three months ended June 30, 2017 compared to $1.5 million for the three months ended June 30, 2016. This increase is primarily due to expenses associated with the infrastructure and facilities added through the ColoEast acquisition.

•

Communications and Technology. Communications and technology expenses were $2.2 million for the three months ended June 30, 2017, compared to $1.3 million for the three months ended June 30, 2016. The increase is attributed to increased usage and transaction volumes resulting from the ColoEast acquisition, as well as communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.

•

Other. Increases experienced in other noninterest expense items in the three months ended June 30, 2017 versus the three months ended June 30, 2016 are generally attributable to the ColoEast acquisition as well as the impact of continued growth of our business and workforce and include increases in training and recruiting, postage, insurance, and subscription expenses.

Six months ended June 30, 2017 compared with six months ended June 30, 2016. Noninterest expense totaled $62.2 million for the six months ended June 30, 2017 compared to $40.4 million of noninterest expense for the six months ended June 30, 2016.  Noninterest expense was impacted by the recognition of an incremental $5.1 million of transaction related costs associated with the TCA sale in the six months ended June 30, 2017, including $4.8 million of bonus expense for the amount paid to team members to recognize their contribution to the value realized from the TCA sale and approximately $0.3 million of other transaction related costs.  Excluding the TCA sale bonus and transaction related costs, we incurred adjusted noninterest expense of $57.0 million for the six months ended June 30, 2017, resulting in an adjusted net increase in noninterest expense of $16.6 million, or 41.1% period over period.

Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $38.0 million for the six months ended June 30, 2017 compared to $24.5 million for the six months ended June 30, 2016. This increase is partly attributable to the $4.8 million bonus expense incurred in the six months ended June 30, 2017 associated with the TCA sale.  In addition, we experienced a significant increase in the total size of our workforce between these periods as our full-time equivalent employees totaled 706.5 and 505.5 at June 30, 2017 and 2016, respectively.  Sources of this increased headcount were primarily employees added through the ColoEast acquisition.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expenses.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $4.7 million for the three months ended June 30, 2017 compared to $3.0 million for the three months ended June 30, 2016. This increase is primarily due to expenses associated with the infrastructure and facilities added through the ColoEast acquisition.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $3.2 million for the six months ended June 30, 2017 compared to $2.2 million for the six months ended June 30, 2016. Our external audit, legal, and consulting activities increased period over period consistent with the growth in our business activities.

•

Communications and Technology. Communications and technology expenses were $4.4 million for the six months ended June 30, 2017, compared to $2.7 million for the six months ended June 30, 2016. The increase is attributed to increased usage and transaction volumes resulting from the ColoEast acquisition, as well as communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.

•

Other. Other noninterest expenses were $6.2 million for the six months ended June 30, 2017, compared to $3.8 million for the six months ended June 30, 2016.   Approximately $0.3 million of transaction related costs were incurred in the six months ended June 30, 2017 associated with the TCA sale.  The remaining increase in other noninterest expenses are generally attributable to the ColoEast acquisition as well as the impact of continued growth of our business and workforce and include increases in training and recruiting, postage, insurance, and subscription expenses.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Three months ended June 30, 2017 compared with three months ended June 30, 2016.  Income tax expense for the three months ended June 30, 2017 was $5.3 million compared to $2.7 million for the three months ended June 30, 2016. The increase in income tax expense period over period is consistent with the increase in pre-tax income in the three months ended June 30, 2017.  The effective tax rate for the three months ended June 30, 2017 was 36% compared to 37% for the three months ended June 30, 2016.  The decrease in effective tax rate for the three months ended June 30, 2017 was impacted by $0.2 million of excess tax benefits recognized in the three months ended June 30, 2017 associated with the vesting of share-based payment awards.  The tax benefits of exercised or vested awards are treated as discreet items in the period in which they occur.

Six months ended June 30, 2017 compared with six months ended June 30, 2016.  Income tax expense was $11.4 million for the six months ended June 30, 2017 compared to $5.6 million for the six months ended June 30, 2016. The increase in income tax expense period over period is consistent with the increase in pre-tax income in the six months ended June 30, 2017.  The effective tax rate for the six months ended June 30, 2017 was 36% compared to 37% for the six months ended June 30, 2016.  The decrease in effective tax rate for the six months ended June 30, 2017 was impacted by $0.2 million of excess tax benefits recognized in the six months ended June 30, 2017 associated with the vesting of share-based payment awards.  The tax benefits of exercised or vested awards are treated as discreet items in the period in which they occur.

Operating Segment Results

Our reportable segments are Banking, Factoring, Asset Management, and Corporate which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank, including loans originated under our Triumph Commercial Finance, Triumph Healthcare Finance, and Triumph Premium Finance brands. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Banking segment also includes certain factored receivables which are purchased by TBK Bank under its Triumph Commercial Finance brand as opposed to at Triumph Business Capital.  The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The Asset Management segment included the operations of TCA with revenue derived from fees for managing or providing other services related to collateralized loan obligation funds. On March 31, 2017, we sold our 100% membership interest in TCA.  As a result, the Asset Management segment had no operations subsequent to March 31, 2017 and year-to-date results are included herein for reference and reconciliation purposes only.  Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

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

Three months ended June 30, 2017 compared with three months ended June 30, 2016. The following tables present our primary operating results for our operating segments as of and for the three month periods ended June 30, 2017 and 2016, respectively.

(Dollars in thousands)			Asset
Three Months Ended June 30, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$32,733	$10,387	$—	$418	$43,538
Intersegment interest allocations	1,729	(1,729)	—	—	—
Total interest expense	3,670	—	—	1,311	4,981
Net interest income (expense)	30,792	8,658	—	(893)	38,557
Provision for loan losses	619	812	—	16	1,447
Net interest income after provision	30,173	7,846	—	(909)	37,110
Noninterest income	3,577	758	—	867	5,202
Noninterest expense	21,216	5,482	—	623	27,321
Operating income (loss)	$12,534	$3,122	$—	$(665)	$14,991

(Dollars in thousands)			Asset
Three Months Ended June 30, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$20,109	$7,939	$33	$273	$28,354
Intersegment interest allocations	1,099	(1,099)	—	—	—
Total interest expense	2,135	—	—	312	2,447
Net interest income (expense)	19,073	6,840	33	(39)	25,907
Provision for loan losses	1,392	555	—	(8)	1,939
Net interest income after provision	17,681	6,285	33	(31)	23,968
Noninterest income	822	496	1,614	736	3,668
Noninterest expense	13,405	4,962	1,213	751	20,331
Operating income (loss)	$5,098	$1,819	$434	$(46)	$7,305

(Dollars in thousands)			Asset
June 30, 2017	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,787,117	$278,533	$—	$417,017	$(645,983)	$2,836,684
Gross loans	$2,206,914	$268,707	$—	$12,986	$(193,507)	$2,295,100

(Dollars in thousands)			Asset
December 31, 2016	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,588,509	$223,994	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans	$1,961,552	$212,784	$—	$1,866	$(148,578)	$2,027,624

Banking

(Dollars in thousands)	Three Months Ended June 30,
Banking	2017	2016	$ Change	% Change
Total interest income	$32,733	$20,109	$12,624	62.8%
Intersegment interest allocations	1,729	1,099	630	57.3%
Total interest expense	3,670	2,135	1,535	71.9%
Net interest income (expense)	30,792	19,073	11,719	61.4%
Provision for loan losses	619	1,392	(773)	(55.5%)
Net interest income (expense) after provision	30,173	17,681	12,492	70.7%
Noninterest income	3,577	822	2,755	335.2%
Noninterest expense	21,216	13,405	7,811	58.3%
Operating income (loss)	$12,534	$5,098	$7,436	145.9%

Our Banking segment’s operating income totaled $12.5 million for the three months ended June 30, 2017 compared to operating income of $5.1 million for the three months ended June 30, 2016. We experienced increases in net interest income and noninterest income, as well as a reduction in the provision for loan losses period over period. These increases were offset in part by an increase in noninterest expenses for the three months ended June 30, 2017.

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset based loans, healthcare asset based loans, and premium finance loans.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.  In addition, we acquired $461 million of loans and $162 million of investment securities in our Banking segment as part of the ColoEast acquisition.  Outstanding loans grew 65% from $1.338 billion as of June 30, 2016 to $2.207 billion as of June 30, 2017.

Our provision for loan losses was $0.6 million for the three months ended June 30, 2017 compared with $1.4 million for the three months ended June 30, 2016.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics. Finally, loan loss valuation allowances and charge-offs are recorded on specific at-risk balances, typically consisting of impaired loans.  The change in the provision for loan losses was the result of several factors.  As part of our reduced provision for loan losses in the three months ended June 30, 2017, we were able to recapture approximately $1.1 million of specific reserves related to two purchased credit impaired loans due to improved cash flow performance expectations and cash paydowns of the outstanding balances.  As a result, we recorded a net reduction in specific reserves of $0.6 million during the three months ended June 30, 2017 compared to an increase in specific reserves of $0.8 million recorded during the three months ended June 30, 2016.

Offsetting in part the decreased provision due to the change in specific reserves, we experienced higher net charge-offs of $0.4 million in the Banking segment in the three months ended June 30, 2017 compared to a net recovery of $0.2 million for the same period in 2016.  In addition, 2017 charge-off activity contributed to an increase in the estimate of the ALLL levels recorded against the remaining loan portfolio as a result of higher loss factors incorporated into our ALLL methodology for the three months ended June 30, 2017.

In addition, during the three months ended June 30, 2017 outstanding Banking segment loans increased $252.2 million from March 31, 2017.  During the three months ended June 30, 2016, outstanding loans increased $161.2 million from March 31, 2016.  The larger increase in outstanding loan balances within the three months ended June 30, 2017 resulted in a higher provision for loan losses compared to the three months ended June 30, 2016.

Noninterest income was $3.6 million for the three months ended June 30, 2017 compared to $0.8 million for the three months ended June 30, 2016. Commissions earned by our Triumph Insurance Group subsidiary, which is reported within our Banking segment, increased $0.6 million from $0.1 million for the three months ended June 30, 2016 to $0.7 million for the three months ended June 30, 2017 due to increased volumes due to organic growth of the business and the acquisition of Southern Transportation Insurance Agency, Ltd. in the third quarter of 2016.  In addition, we recorded a $1.2 million OREO write-down in the three months ended June 30, 2016 related to a branch facility transferred to OREO that was no longer being actively operated, which reduced noninterest income during that period.  The remaining increase was primarily due to additional service charges and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the ColoEast acquisition.  In addition, other sources of noninterest income, such as check cashing fees, wire transfer fees, and trust activities increased due to incremental transaction volumes associated with the ColoEast acquisition.

Noninterest expense was $21.2 million for the three months ended June 30, 2017, compared with $13.4 million for the three months ended June 30, 2016.  This increase includes incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisition of ColoEast, as well as personnel, facilities and infrastructure to support the continued growth in our commercial finance asset based lending and equipment lending. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expenses contributed to the increase.

Factoring

(Dollars in thousands)	Three Months Ended June 30,
Factoring	2017	2016	$ Change	% Change
Total interest income	$10,387	$7,939	$2,448	30.8%
Intersegment interest allocations	(1,729)	(1,099)	(630)	57.3%
Total interest expense	—	—	—	—
Net interest income (expense)	8,658	6,840	1,818	26.6%
Provision for loan losses	812	555	257	46.3%
Net interest income (expense) after provision	7,846	6,285	1,561	24.8%
Noninterest income	758	496	262	52.8%
Noninterest expense	5,482	4,962	520	10.5%
Operating income (loss)	$3,122	$1,819	$1,303	71.6%

Our Factoring segment’s operating income for the three months ended June 30, 2017 was $3.1 million, compared with $1.8 million for the three months ended June 30, 2016. We experienced increases in net interest income and noninterest income period over period. These increases were offset in part by an increase in the provision for loan losses and noninterest expenses for the three months ended June 30, 2017.

Factored receivables in our Factoring segment grew 30% from $206.3 million as of June 30, 2016 to $268.7 million as of June 30, 2017. Our average number of clients increased from 2,191 for the three months ended June 30, 2016 to 2,637 for the three months ended June 30, 2017 and the corresponding factored accounts receivable purchases increased from $434.2 million during the three months ended June 30, 2016 to $639.1 million during the three months ended June 30, 2017.  Our average invoice size increased 14% from $1,259 for the three months ended June 30, 2016 to $1,433 for the three months ended June 30, 2017, and the number of invoices purchased increased 29% period over period.

Net interest income was $8.7 million for the three months ended June 30, 2017 compared to $6.8 million for the three months ended June 30, 2016. Net interest income increased due to a 34% increase in overall average net funds employed from $163.6 million for the three months ended June 30, 2016 to $219.7 million for the three months ended June 30, 2017.  This increase in net interest income is offset in part by pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment.  In addition, a change in the mix within our factored receivables portfolio period over period contributed to the partially offsetting decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 83% at June 30, 2017 compared to 89% at June 30, 2016 as we continued to expand our non-transportation factoring product lines throughout 2016 and into 2017.

Our provision for loan losses was $0.8 million for the three months ended June 30, 2017 compared with $0.6 million for the three months ended June 30, 2016.  The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  During the three months ended June 30, 2017 factored receivables increased approximately $50 million from March 31, 2017.  During the three months ended June 30, 2016, factored receivables increased approximately $41 million from March 31, 2016.  The larger increase in factored receivable balances within the three month period ended June 30, 2017 resulted in a higher provision for loan losses compared to the three months ended June 30, 2016.

Noninterest income was $0.8 million for the three months ended June 30, 2017 compared to $0.5 million for the three months ended June 30, 2016.  The increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $5.5 million for the three months ended June 30, 2017 compared with $5.0 million for the three months ended June 30, 2016, driven primarily by increased personnel, operating, and technology costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period.

Corporate

(Dollars in thousands)	Three Months Ended June 30,
Corporate	2017	2016	$ Change	% Change
Total interest income	$418	$273	$145	53.1%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,311	312	999	320.2%
Net interest income (expense)	(893)	(39)	(854)	2189.7%
Provision for loan losses	16	(8)	24	300.0%
Net interest income (expense) after provision	(909)	(31)	(878)	2832.3%
Noninterest income	867	736	131	17.8%
Noninterest expense	623	751	(128)	(17.0%)
Operating income (loss)	$(665)	$(46)	$(619)	1345.7%

The Corporate segment’s operating loss totaled $0.7 million for the three months ended June 30, 2017, compared with an operating loss of $0.05 million for the three months ended June 30, 2016.  The increase in the operating loss for the three months ended June 30, 2017 is primarily due to an increase in interest expense resulting from our subordinated notes offering in the third quarter of 2016.

Six months ended June 30, 2017 compared with six months ended June 30, 2016. The following tables present our primary operating results for our operating segments as of and for the six months ended June 30, 2017 and 2016, respectively.

(Dollars in thousands)			Asset
Six Months Ended June 30, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$60,232	$19,092	$3	$543	$79,870
Intersegment interest allocations	3,018	(3,018)	—	—	—
Total interest expense	6,882	—	—	2,612	9,494
Net interest income (expense)	56,368	16,074	3	(2,069)	70,376
Provision for loan losses	7,640	1,393	—	92	9,125
Net interest income after provision	48,728	14,681	3	(2,161)	61,251
Gain on sale of subsidiary	—	—	—	20,860	20,860
Other noninterest income	7,107	1,428	1,717	1,375	11,627
Noninterest expense	43,187	11,077	1,456	6,438	62,158
Operating income (loss)	$12,648	$5,032	$264	$13,636	$31,580

(Dollars in thousands)			Asset
Six Months Ended June 30, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$37,535	$15,124	$64	$524	$53,247
Intersegment interest allocations	2,100	(2,100)	—	—	—
Total interest expense	4,237	—	—	614	4,851
Net interest income (expense)	35,398	13,024	64	(90)	48,396
Provision for loan losses	1,267	85	—	76	1,428
Net interest income after provision	34,131	12,939	64	(166)	46,968
Noninterest income	2,836	942	3,285	1,586	8,649
Noninterest expense	26,987	9,535	2,559	1,328	40,409
Operating income (loss)	$9,980	$4,346	$790	$92	$15,208

(Dollars in thousands)			Asset
June 30, 2017	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,787,117	$278,533	$—	$417,017	$(645,983)	$2,836,684
Gross loans	$2,206,914	$268,707	$—	$12,986	$(193,507)	$2,295,100

(Dollars in thousands)			Asset
December 31, 2016	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,588,509	$223,994	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans	$1,961,552	$212,784	$—	$1,866	$(148,578)	$2,027,624
Banking

(Dollars in thousands)	Six Months Ended June 30,
Banking	2017	2016	$ Change	% Change
Total interest income	$60,232	$37,535	$22,697	60.5%
Intersegment interest allocations	3,018	2,100	918	43.7%
Total interest expense	6,882	4,237	2,645	62.4%
Net interest income (expense)	56,368	35,398	20,970	59.2%
Provision for loan losses	7,640	1,267	6,373	503.0%
Net interest income (expense) after provision	48,728	34,131	14,597	42.8%
Gain on sale of subsidiary	—	—	—	—
Other noninterest income	7,107	2,836	4,271	150.6%
Noninterest expense	43,187	26,987	16,200	60.0%
Operating income (loss)	$12,648	$9,980	$2,668	26.7%

Our Banking segment’s operating income totaled $12.6 million for the six months ended June 30, 2017 compared to operating income of $10.0 million for the six months ended June 30, 2016. We experienced an increase in net interest income and noninterest income for the six months ended June 30, 2017.  This increase in operating income was partially offset by an increase in the provision for loan losses and an increase in noninterest expense period over period.

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset based loans, healthcare asset based loans, and premium finance loans.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.  In addition, we acquired $461 million of loans and $162 million of investment securities in our Banking segment as part of the ColoEast acquisition.  Outstanding loans in our Banking segment grew 65% from $1.338 billion as of June 30, 2016 to $2.207 billion as of June 30, 2017.

Our provision for loan losses was $7.6 million for the six months ended June 30, 2017 compared with $1.3 million for the six months ended June 30, 2016.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics.  Finally, loan loss valuation allowances and charge-offs are recorded on specific at-risk balances, typically consisting of impaired loans.  The increased provision for loan losses was primarily the result of an increase in loan charge-offs recorded during the six months ended June 30, 2017.  We experienced higher total net charge-offs of $3.8 million in our Banking segment in the six months ended June 30, 2017 compared to a net recovery of $0.2 million for the same period in 2016.  Approximately $1.4 million of the charge-offs for the six months ended June 30, 2017 had specific reserves previously recorded.  In addition, this charge-off activity contributed to an increase in the estimate of the ALLL levels recorded against the remaining loan portfolio as a result of higher loss factors incorporated into our ALLL methodology for the six months ended June 30, 2017. Approximately $3.1 million of the charge-offs recorded during the six months ended June 30, 2017 were associated with two individual loan relationships.  One of the loan relationships was part of our healthcare finance unit and one was acquired in the ColoEast acquisition.

In addition, during the six months ended June 30, 2017 outstanding loans in our Banking segment increased $245.4 million from December 31, 2016.  During the six months ended June 30, 2016, outstanding loans in our Banking segment increased $115.3 million from December 31, 2015. The larger increase in outstanding balances within the six months ended June 30, 2017 contributed to a higher provision for loan losses compared to the six months ended June 30, 2016.

Noninterest income was $7.1 million for the six months ended June 30, 2017 compared to $2.8 million for the six months ended June 30, 2016. Commissions earned by our Triumph Insurance Group subsidiary, which is reported within our Banking segment, increased $1.1 million from $0.2 million for the six months ended June 30, 2016 to $1.3 million for the six months ended June 30, 2017 due to increased volumes due to organic growth of the business and the acquisition of Southern Transportation Insurance Agency, Ltd. in the third quarter of 2016.  In addition, we recorded a $1.2 million OREO write-down in the six months ended June 30, 2016 related to a branch facility transferred to OREO that was no longer being actively operated, which reduced noninterest income during that period.  The remaining increase was primarily due to additional service charges and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the ColoEast acquisition.  In addition, other sources of noninterest income, such as check cashing fees, wire transfer fees, and trust activities increased due to incremental transaction volumes associated with the ColoEast acquisition.

Noninterest expense was $43.2 million for the six months ended June 30, 2017, compared with $27.0 million for the six months ended June 30, 2016.  This increase includes incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisition of ColoEast, as well as personnel, facilities and infrastructure to support the continued growth in our commercial finance asset based lending and equipment lending. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expenses contributed to the increase.

Factoring

(Dollars in thousands)	Six Months Ended June 30,
Factoring	2017	2016	$ Change	% Change
Total interest income	$19,092	$15,124	$3,968	26.2%
Intersegment interest allocations	(3,018)	(2,100)	(918)	43.7%
Total interest expense	—	—	—	—
Net interest income (expense)	16,074	13,024	3,050	23.4%
Provision for loan losses	1,393	85	1,308	1538.8%
Net interest income (expense) after provision	14,681	12,939	1,742	13.5%
Gain on sale of subsidiary	—	—	—	—
Other noninterest income	1,428	942	486	51.6%
Noninterest expense	11,077	9,535	1,542	16.2%
Operating income (loss)	$5,032	$4,346	$686	15.8%

Our Factoring segment’s operating income for the six months ended June 30, 2017 was $5.0 million, compared with $4.3 million for the six months ended June 30, 2016. We experienced increases in net interest income and noninterest income period over period. These increases were offset in part by an increase in the provision for loan losses and noninterest expenses for the six months ended June 30, 2017.

Factored receivables in our Factoring segment grew 30% from $206.3 million as of June 30, 2016 to $268.7 million as of June 30, 2017. Our average number of clients increased from 2,161 for the six months ended June 30, 2016 to 2,558 for the six months ended June 30, 2017 and the corresponding factored accounts receivable purchases increased from $815.8 million during the six months ended June 30, 2016 to $1.161 billion during the six months ended June 30, 2017.  Our average invoice size increased 11% from $1,277 for the six months ended June 30, 2016 to $1,411 for the six months ended June 30, 2017, and the number of invoices purchased increased 29% period over period.

Net interest income was $16.1 million for the six months ended June 30, 2017 compared to $13.0 million for the six months ended June 30, 2016. Net interest income increased due to a 31% increase in overall average net funds employed from $155.0 million for the six months ended June 30, 2016 to $202.2 million for the six months ended June 30, 2017.  This increase in net interest income is offset in part by pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment. In addition, a change in the mix within our factored receivables portfolio period over period contributed to the partially offsetting decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 83% at June 30, 2017 compared to 89% at June 30, 2016 as we continued to expand our non-transportation factoring product lines throughout 2016 and into 2017.

Our provision for loan losses was $1.4 million for the six months ended June 30, 2017 compared with $0.1 million for the six months ended June 30, 2016. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  During the six months ended June 30, 2017 factored receivables at our Factoring segment increased approximately $56 million from December 31, 2016.  During the six months ended June 30, 2016, factored receivables at our Factoring segment increased approximately $20 million from December 31, 2015.  The higher increase in factored receivable balances within the six months ended June 30, 2017 contributed to a higher provision for loan losses compared to the six months ended June 30, 2016.  In addition, the higher provision in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to additional specific reserves required on at-risk balances recorded during the six months ended June 30, 2017 compared to decreases in such specific reserves recorded during the six months ended June 30, 2016.

Noninterest income was $1.4 million for the six months ended June 30, 2017 compared to $0.9 million for the six months ended June 30, 2016.  The increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $11.1 million for the six months ended June 30, 2017 compared with $9.5 million for the six months ended June 30, 2016, driven primarily by increased personnel, operating, and technology costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period.

Corporate

(Dollars in thousands)	Six Months Ended June 30,
Corporate	2017	2016	$ Change	% Change
Total interest income	$543	$524	$19	3.6%
Intersegment interest allocations	—	—	—	—
Total interest expense	2,612	614	1,998	325.4%
Net interest income (expense)	(2,069)	(90)	(1,979)	2198.9%
Provision for loan losses	92	76	16	21.1%
Net interest income (expense) after provision	(2,161)	(166)	(1,995)	1201.8%
Gain on sale of subsidiary	20,860	—	20,860	100.0%
Other noninterest income	1,375	1,586	(211)	(13.3%)
Noninterest expense	6,438	1,328	5,110	384.8%
Operating income (loss)	$13,636	$92	$13,544	14721.7%

The Corporate segment’s operating income totaled $13.6 million for the six months ended June 30, 2017, compared with operating income of $0.1 million for the six months ended June 30, 2016.  The increase in the operating income is primarily due to the net impact of the TCA sale transaction recorded during the six months ended June 30, 2017.  As TCA was a wholly owned subsidiary of our parent company, the $20.9 million gain on sale of TCA was reported as noninterest income and the $5.1 million of bonus expense and transaction related costs associated with the TCA sale were reported as noninterest expense in the Corporate segment.  Excluding the impact of the TCA sale, the Corporate segment reported an operating loss of $2.2 million for the six months ended June 30, 2017, primarily due to an increase in interest expense resulting from our subordinated notes offering in the third quarter of 2016.

Financial Condition

Assets

Total assets were $2.837 billion at June 30, 2017, compared to $2.641 billion at December 31, 2016, an increase of $196 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $2.295 billion at June 30, 2017, compared with $2.028 billion at December 31, 2016.

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

The following table shows our total loan portfolio by portfolio segments as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$541,217	24%	$442,237	22%
Construction, land development, land	120,253	5%	109,812	5%
1-4 family residential properties	101,833	4%	104,974	5%
Farmland	136,258	6%	141,615	7%
Commercial	842,715	37%	778,643	39%
Factored receivables	293,633	13%	238,198	12%
Consumer	29,497	1%	29,764	1%
Mortgage warehouse	229,694	10%	182,381	9%
Total Loans	$2,295,100	100%	$2,027,624	100%

Commercial Real Estate Loans. Our commercial real estate loans were $541.2 million at June 30, 2017, an increase of $99.0 million from $442.2 million at December 31, 2016, due primarily to new loan origination activity during the six months ended June 30, 2017. We have recently allocated internal resources to focus on and source additional commercial real estate opportunities on a nationwide basis.

Construction and Development Loans. Our construction and development loans were $120.3 million at June 30, 2017, an increase of $10.5 million from $109.8 million at December 31, 2016, due to new loan activity for the period.

Residential Real Estate Loans. Our one-to-four family residential loans were $101.8 million at June 30, 2017, a decrease of $3.2 million from $105.0 million at December 31, 2016, due primarily to paydowns in excess of new loan activity for the period.  As previously discussed, we made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  As a result, we expect our residential real estate loan balances to continue to decline as existing loans payoff.  The decrease was offset in part by an increase in home equity lines of credit originated during the period and reported in this loan classification.

Farmland Loans. Our farmland loans were $136.3 million at June 30, 2017, a decrease of $5.3 compared to $141.6 million at December 31, 2016, due to paydowns in excess of new loan origination activity during the six months ended June 30, 2017.

Commercial Loans. Our commercial loans held for investment were $842.7 million at June 30, 2017 an increase of $64.1 million from $778.6 million at December 31, 2016.  The increase in commercial loans was driven by growth in the asset based and equipment finance loans originated under our Triumph Commercial Finance brand as we continue to execute on our growth strategy for such products. In addition, premium finance loans originated under our Triumph Premium Finance brand continued to grow during the period.  Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased from $215.0 million at December 31, 2016 to $237.9 million at June 30, 2017 as a result of new originations in our community banking markets in excess of paydowns as we continue to focus on lending activities to support businesses within our local communities. This increase also included the $10.5 million seller financed loan receivable associated with the TCA sale on March 31, 2017.

The following table shows our commercial loans as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Commercial
Equipment	$219,904	$190,393
Asset based lending (general)	188,257	161,454
Asset based lending (healthcare)	68,606	79,668
Premium finance	31,274	23,971
Agriculture	96,802	108,197
Other commercial lending	237,872	214,960
Total commercial loans	$842,715	$778,643

Factored Receivables. Our factored receivables were $293.6 million at June 30, 2017, an increase of $55.4 million from $238.2 million at December 31, 2016 as we continue to execute on our growth strategy for this product at Triumph Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.  Purchase volume at Triumph Business Capital was $1.161 billion during the six months ended June 30, 2017 and Triumph Commercial Finance recorded purchase volume of $94 million for the six months ended June 30, 2017.

Consumer Loans. Our consumer loans were $29.5 million at June 30, 2017, a decrease of $0.3 compared to $29.8 million at December 31, 2016, due to paydowns in excess of new loan origination activity during the six months ended June 30, 2017.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $229.7 million at June 30, 2017, an increase of $47.3 million from $182.4 million at December 31, 2016. The increase was due to in part to new clients added during the period.  In addition, higher utilization of our existing clients’ mortgage warehouse facilities contributed to the increase.  Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of June 30, 2017.

	June 30, 2017
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$70,138	$323,470	$147,609	$541,217
Construction, land development, land	39,855	59,453	20,945	120,253
1-4 family residential properties	8,028	34,542	59,263	101,833
Farmland	16,844	27,955	91,459	136,258
Commercial	331,761	462,024	48,930	842,715
Factored receivables	293,633	—	—	293,633
Consumer	2,549	10,421	16,527	29,497
Mortgage warehouse	229,694	—	—	229,694
	$992,502	$917,865	$384,733	$2,295,100

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$722,314	$138,420
Floating interest rates		195,551	246,313
Total		$917,865	$384,733

As of June 30, 2017, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (26%), Illinois (20%), Colorado (19%), and Iowa (7%) make up 72% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2016, the states of Texas (23%), Colorado (22%), Illinois (21%) and Iowa (7%) made up 73% of the Company’s gross loans, excluding factored receivables.

Further, a majority (77%) of our factored receivables, representing approximately 10% of our total loan portfolio as of June 30, 2017, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2016, 77% of our factored receivables, representing approximately 9% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

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

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Nonperforming loans:
Commercial real estate	$862	$1,456
Construction, land development, land	134	362
1-4 family residential properties	1,708	1,039
Farmland	3,480	1,334
Commercial	20,616	30,640
Factored receivables	1,844	2,153
Consumer	110	89
Mortgage warehouse	—	—
Purchased credit impaired	2,392	8,233
Total nonperforming loans	31,146	45,306
Other real estate owned, net	10,740	6,077
Other repossessed assets	654	817
Total nonperforming assets	$42,540	$52,200

Nonperforming assets to total assets	1.50%	1.98%
Nonperforming loans to total loans held for investment	1.36%	2.23%
Total past due loans to total loans held for investment	2.51%	3.61%

We had $31.1 million and $45.3 million in nonperforming loans, including nonaccrual PCI loans, as of June 30, 2017 and December 31, 2016, respectively. This represents a decrease of $14.2 million, or 31%.  Nonperforming loans decreased from December 31, 2016 to June 30, 2017, primarily due to the paydown and/or payoff of certain nonperforming loans, the charge-off of a $2.7 million nonperforming commercial finance loan that was part of our healthcare finance unit, and the foreclosure and transfer of a $7.1 million nonperforming asset based lending relationship.  Of the $7.1 million foreclosed asset based loan balance, $5.6 million was collateralized by real estate that was transferred to OREO and the remaining $1.5 million was collateralized by equipment that was transferred to other repossessed assets and subsequently sold.

As a result of the above activity, combined with the organic growth of our loan portfolio during the period, the ratio of nonperforming loans to total loans decreased to 1.36% at June 30, 2017 compared to 2.23% at December 31, 2016, and, offset in part with the increase in our OREO balances, our ratio of nonperforming assets to total assets decreased to 1.50% at June 30, 2017 compared to 1.98% at December 31, 2016.

We experienced a decrease in our total past due loans to total loans during the six months ended June 30, 2017 to 2.51% from 3.61% at December 31, 2016.  This decrease was partially due to the decline in the nonperforming loans described above as well as other payment performance improvements.  In addition, our organic loan growth during the period contributed to the decrease in the past due ratio.

Our OREO as of June 30, 2017 totaled $10.7 million, an increase of $4.6 million from $6.1 million as of December 31, 2016.  Other repossessed assets as of June 30, 2017 totaled $0.7 million, a decrease of $0.1 million from $0.8 million as of December 31, 2016.  These changes were primarily due to OREO with a fair value of $5.6 million and equipment with a fair value of $1.5 million acquired via the $7.1 million asset based loan foreclosure described above.  The majority of the $1.5 million of equipment initially acquired was subsequently sold at auction.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At June 30, 2017 and December 31, 2016, we had $24.8 million and $20.1 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at June 30, 2017 and December 31, 2016 were graded as “substandard”.

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

The following table sets forth the ALLL by category of loan:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$2,506	24%	0.46%	$1,813	22%	0.41%
Construction, land development, land	915	5%	0.76%	465	5%	0.42%
1-4 family residential properties	149	4%	0.15%	253	5%	0.24%
Farmland	261	6%	0.19%	170	7%	0.12%
Commercial	10,603	37%	1.26%	8,014	39%	1.03%
Factored receivables	4,507	13%	1.53%	4,088	12%	1.72%
Consumer	627	1%	2.13%	420	1%	1.41%
Mortgage warehouse	229	10%	0.10%	182	9%	0.10%
Total Loans	$19,797	100%	0.86%	$15,405	100%	0.76%

From December 31, 2016 to June 30, 2017, the ALLL increased from $15.4 million or 0.76% of total loans to $19.8 million or 0.86% of total loans. The increase in ALLL was primarily driven by the $4.7 million of net charge-offs recorded during the six months ended June 30, 2017 which increased the reserve levels recorded against the remaining loan portfolio as a result of higher loss and credit risk factors incorporated into our ALLL methodology during the six months ended June 30, 2017.  This contributed approximately $2.2 million to the increase in ALLL during the period.  In addition, approximately $1.9 million of general ALLL was added during the six months ended June 30, 2017 to as a result of organic loan growth.  Our outstanding loans increased $267.5 million from December 31, 2016.  The increase in outstanding loan balances within the six months ended June 30, 2017 resulted in a higher ALLL requirement.

The following table presents the unpaid principal and recorded investment for loans at June 30, 2017. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) of which approximately $10.2 million is expected to be accretable into income over the remaining lives of the acquired loans and (2) net deferred origination costs and fees. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
June 30, 2017	Investment	Principal	Difference
Commercial real estate	$541,217	$546,617	$(5,400)
Construction, land development, land	120,253	122,119	(1,866)
1-4 family residential properties	101,833	103,366	(1,533)
Farmland	136,258	137,307	(1,049)
Commercial	842,715	846,091	(3,376)
Factored receivables	293,633	295,246	(1,613)
Consumer	29,497	29,512	(15)
Mortgage warehouse	229,694	229,694	—
	$2,295,100	$2,309,952	$(14,852)

At June 30, 2017 and December 31, 2016, we had on deposit $27.8 million and $23.6 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the three and six months ended June 30, 2017 and 2016, and the effects of those items on our ALLL:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$19,093	$12,093	$15,405	$12,567
Loans charged-off:
Commercial real estate	—	(1)	(137)	(1)
Construction, land development, land	(163)	—	(582)	—
1-4 family residential properties	—	(47)	(28)	(63)
Farmland	—	—	—	—
Commercial	(226)	(169)	(3,078)	(169)
Factored receivables	(386)	(450)	(966)	(458)
Consumer	(308)	(112)	(607)	(155)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(1,083)	$(779)	$(5,398)	$(846)
Recoveries of loans charged-off:
Commercial real estate	—	13	—	14
Construction, land development, land	—	—	7	—
1-4 family residential properties	14	71	19	76
Farmland	—	—	—	—
Commercial	156	401	378	431
Factored receivables	15	20	52	69
Consumer	155	14	209	33
Mortgage warehouse	—	—	—	—
Total loans recoveries	$340	$519	$665	$623
Net loans charged-off	$(743)	$(260)	$(4,733)	$(223)
Provision for (reversal of) loan losses:
Commercial real estate	263	161	830	290
Construction, land development, land	512	(17)	1,025	(186)
1-4 family residential properties	(25)	(50)	(95)	(28)
Farmland	47	10	91	9
Commercial	(504)	1,134	5,289	1,159
Factored receivables	814	524	1,333	84
Consumer	233	169	605	199
Mortgage warehouse	107	8	47	(99)
Total provision for loan losses	$1,447	$1,939	$9,125	$1,428
Balance at end of period	$19,797	$13,772	$19,797	$13,772

Average total loans held for investment	$2,135,346	$1,286,065	$2,041,934	$1,255,977
Net charge-offs to average total loans held for investment	0.03%	0.02%	0.23%	0.02%
Allowance to total loans held for investment	0.86%	0.98%	0.86%	0.98%

Net loans charged off for the three and six months ended June 30, 2017 were $0.7 million and $4.7 million, respectively, compared to net loans charged off of $0.3 million and $0.2 million, respectively, for the three and six months ended June 30, 2016. The commercial loan charge-off activity during the three and six months ended June 30, 2017 was primarily due to the $2.7 million charge-off of the individual healthcare finance client relationship previously discussed.  Net charge-offs as a percentage of average total loans held for investment were 0.03% and 0.23% for the three and six months ended June 30, 2017, respectively.

Securities

We held securities classified as available for sale with a fair value of $227.2 million as of June 30, 2017, a decrease of $47.8 million from $275.0 million at December 31, 2016. The decrease is attributable to normal portfolio management activities. There were no sales of securities during the six months ended June 30, 2017. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

Equity securities classified as available for sale at June 30, 2017 represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility.

As of June 30, 2017, we have investments classified as held to maturity with an amortized cost of $26.0 million, a decrease of $3.4 million from $29.4 million at December 31, 2016 due to the call of certain securities during the period.  Approximately $17.5 million of these securities represent investments in “A” rated floating rate CLO securities.  The remaining $8.5 million of held to maturity securities represent a minority investment in the unrated subordinated notes of recently issued CLOs managed by Trinitas Capital Management.  Our former subsidiary, TCA, provides certain middle and back office services to Trinitas Capital Management with respect to the CLOs, but does not serve as asset manager.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of June 30, 2017:

	Maturity as of June 30, 2017
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$36,204	0.98%	$97,500	1.62%	$—	—	$—	—	$133,704	1.45%
U.S. Treasury notes	—	—	4,830	1.98%	—	—	—	—	4,830	1.98%
Mortgage-backed securities	1	6.09%	561	3.17%	2,273	1.77%	19,398	2.07%	22,233	2.07%
Asset backed securities	—	—	4,959	2.06%	—	—	7,930	2.40%	12,889	2.27%
State and municipal	310	2.72%	3,146	1.35%	6,859	1.24%	15,046	1.50%	25,361	1.43%
Corporate bonds	19,968	1.89%	5,550	2.44%	—	—	275	5.15%	25,793	2.04%
SBA pooled securities	—	—	4	3.13%	140	3.40%	—	—	144	3.39%
Mutual fund(1)	2,000	—	—	—	—	—	—	—	2,000	—
Total available for sale securities	$58,483	1.31%	$116,550	1.70%	$9,272	1.41%	$42,649	1.96%	$226,954	1.64%

Held to maturity securities:	$—	—	$—	—	$12,875	5.19%	$13,161	9.61%	$26,036	7.47%
(1)	These equity securities do not have a stated maturity.

Liabilities

Our total liabilities were $2.526 billion as of June 30, 2017, an increase of $174 million, from $2.352 billion at December 31, 2016. The net change was primarily due to a $56 million increase in customer deposits, a $5 million increase in customer repurchase agreements, a $110 million increase in Federal Home Loan Bank advances, and a $4 million increase in other liabilities.

Deposits

Deposits represent our primary source of funds. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $2.072 billion as of June 30, 2017, compared to $2.016 billion as of December 31, 2016, an increase of $56 million.  As of June 30, 2017, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 54% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 46% of total deposits. See Note 7 – Deposits in the accompanying condensed notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of June 30, 2017 and December 31, 2016.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of June 30, 2017:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$102,189	$37,479	$139,668
Over 3 through 6 months	72,557	29,576	102,133
Over 6 through 12 months	132,920	56,131	189,051
Over 12 months	93,929	40,499	134,428
	$401,595	$163,685	$565,280

The following table summarizes our average deposit balances and weighted average rates for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$342,947	0.16%	17%	$242,862	0.10%	19%
Individual retirement accounts	100,505	1.21%	5%	64,075	1.24%	5%
Money market	206,163	0.23%	10%	122,670	0.23%	10%
Savings	171,602	0.06%	8%	78,795	0.05%	6%
Certificates of deposit	773,178	1.15%	38%	565,600	1.11%	43%
Brokered deposits	67,852	1.46%	3%	49,950	1.01%	4%
Total interest bearing deposits	1,662,247	0.74%	81%	1,123,952	0.72%	87%
Noninterest bearing demand	387,877	—	19%	166,863	—	13%
Total deposits	$2,050,124	0.60%	100%	$1,290,815	0.63%	100%

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$334,316	0.15%	16%	$231,851	0.10%	18%
Individual retirement accounts	100,992	1.19%	5%	62,993	1.24%	5%
Money market	207,681	0.23%	10%	117,448	0.23%	9%
Savings	171,714	0.07%	8%	77,673	0.05%	6%
Certificates of deposit	764,938	1.13%	39%	563,637	1.11%	45%
Brokered deposits	67,968	1.43%	3%	49,973	1.01%	4%
Total interest bearing deposits	1,647,609	0.73%	81%	1,103,575	0.73%	87%
Noninterest bearing demand	382,851	—	19%	163,621	—	13%
Total deposits	$2,030,460	0.59%	100%	$1,267,196	0.64%	100%

Other Borrowings

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $15.0 million at June 30, 2017 and $10.5 million at December 31, 2016. Our customer repurchase agreements generally overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions. The following provides a summary of our customer repurchase agreements as of and for the six months ended June 30, 2017 and the year ended December 31, 2016:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Amount outstanding at end of period	$14,959	$10,490
Weighted average interest rate at end of period	0.02%	0.02%
Average daily balance during the period	$10,162	$11,984
Weighted average interest rate during the period	0.02%	0.02%
Maximum month-end balance during the period	$14,959	$15,329

FHLB Advances

As part of our overall funding and liquidity management program, we borrow from the Federal Home Loan Bank. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our mortgage warehouse facilities are also included in our borrowing base with the FHLB. Our FHLB borrowings totaled $340.0 million as of June 30, 2017 and $230.0 million as of December 31, 2016.  As of June 30, 2017 and December 31, 2016, we had $145.8 million and $267.1 million, respectively, in unused and available advances from the FHLB.

The following provides a summary of our FHLB advances as of and for the six months ended June 30, 2017 and the year ended December 31, 2016:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Amount outstanding at end of period	$340,000	$230,000
Weighted average interest rate at end of period	1.13%	0.58%
Average amount outstanding during the period	236,821	174,784
Weighted average interest rate during the period	0.81%	0.41%
Highest month end balance during the period	340,000	291,000

Subordinated Notes

In September 2016, we issued $50.0 million of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes, which initially bear interest at 6.50% per annum, payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. We may, at our option, beginning on September 30, 2021 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.

The Notes are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations is eligible for inclusion in Tier 2 regulatory capital.

Issuance costs related to the Notes totaled $1.3 million, including an underwriting discount of 1.5%, or $0.8 million, and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as an adjustment to interest expense.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of June 30, 2017:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$12,807	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,298	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,387	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,451	March 2037	LIBOR + 1.79%
	$44,845	$32,943

These debentures are unsecured obligations and were issued to trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures may be called by the Company at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a contractual rate equal to three month LIBOR plus a weighted average spread of 2.13%. As part of the purchase accounting adjustments made with the National Bancshares, Inc. acquisition on October 15, 2013 and the ColoEast acquisition on August 1, 2016, we adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition dates. The discounts on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $32.9 million was allowed in the calculation of Tier I capital as of June 30, 2017.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $310.5 million as of June 30, 2017, an increase of $21.2 million from $289.3 million as of December 31, 2016. Stockholders’ equity increased during this period primarily due to net income for the period of $20.1 million. Offsetting this increase were dividends paid on our preferred stock.

Liquidity Management

We define liquidity as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

We manage liquidity at the holding company level as well as that of our bank subsidiary. The management of liquidity at both levels is critical, because the holding company and our bank subsidiary have different funding needs and sources, and each are subject to regulatory guidelines and requirements which require minimum levels of liquidity. We believe that our liquidity ratios meet or exceed those guidelines and that our present position is adequate to meet our current and future liquidity needs.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2017, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137.5 million, with no amounts advanced against those lines at that time.

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

The Company is subject to the Basel III regulatory capital framework.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer was 1.25% and 0.625% at June 30, 2017 and December 31, 2016, respectively.  The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments.  Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulations to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (as set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2017, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

As of June 30, 2017, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since June 30, 2017 that management believes would have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of June 30, 2017.  The capital adequacy amounts and ratios below do not include the capital conservation buffer in effect at June 30, 2017

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$371,471	13.9%	$213,796	8.0%	N/A	N/A
TBK Bank, SSB	$308,862	12.1%	$204,206	8.0%	$255,258	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$302,540	11.3%	$160,641	6.0%	N/A	N/A
TBK Bank, SSB	$288,804	11.3%	$153,347	6.0%	$204,463	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$260,699	9.7%	$120,943	4.5%	N/A	N/A
TBK Bank, SSB	$288,804	11.3%	$115,010	4.5%	$166,126	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$302,540	11.3%	$107,094	4.0%	N/A	N/A
TBK Bank, SSB	$288,804	11.0%	$105,020	4.0%	$131,275	5.0%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2017. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - June 30, 2017
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$14,959	$14,959	$—	$—	$—
Federal Home Loan Bank advances	340,000	325,000	—	—	15,000
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	44,845	—	—	—	44,845
Operating lease agreements	6,937	1,957	3,098	1,484	398
Time deposits with stated maturity dates	961,793	683,047	234,498	44,242	6
Total contractual obligations	$1,418,534	$1,024,963	$237,596	$45,726	$110,249

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

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Commitments to make loans	$66,488	$14,925
Unused lines of credit	296,288	255,086
Standby letters of credit	12,817	7,253
Total other commitments	$375,593	$277,264

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•	our limited operating history as an integrated company and our recent acquisitions;
•	business and economic conditions generally and in the bank and non-bank financial services industries, nationally and within our local market area;
•	our ability to mitigate our risk exposures;
•	our ability to maintain our historical earnings trends;
•	risks related to the integration of acquired businesses (including our pending acquisition of 9 branches from Independent Bank in Colorado) and any future acquisitions;
•	changes in management personnel;
•	interest rate risk;
•	concentration of our factoring services in the transportation industry;
•	credit risk associated with our loan portfolio;
•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	time and effort necessary to resolve nonperforming assets;
•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	lack of liquidity;
•	fluctuations in the fair value and liquidity of the securities we hold for sale;
•	impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•	our risk management strategies;
•	environmental liability associated with our lending activities;
•	increased competition in the bank and non-bank financial services industries, nationally, regionally or locally, which may adversely affect pricing and terms;
•	the accuracy of our financial statements and related disclosures;
•	material weaknesses in our internal control over financial reporting;
•	system failures or failures to prevent breaches of our network security;

•	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;
•	changes in carry-forwards of net operating losses;
•	changes in federal tax law or policy;
•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, such as the Dodd-Frank Act and their application by our regulators;

•	governmental monetary and fiscal policies;
•	changes in the scope and cost of FDIC, insurance and other coverages;
•	failure to receive regulatory approval for future acquisitions; and
•	increases in our capital requirements.

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

We use an interest rate risk simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in projected net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment and replacement of asset and liability cash flows. We also analyze the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the fair value of assets less the fair value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of all future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	5.2%	1.1%	5.0%	1.0%
+300 basis points	3.9%	1.0%	3.6%	0.8%
+200 basis points	2.5%	0.6%	2.1%	0.2%
+100 basis points	1.3%	0.4%	0.8%	(0.2%)
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(1.6%)	(1.8%)	(2.8%)	(3.6%)

The following table presents the change in our economic value of equity as of June 30, 2017 and December 31, 2016, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2017	December 31, 2016
+400 basis points	1.2%	(2.0%)
+300 basis points	0.1%	(3.2%)
+200 basis points	(1.0%)	(4.3%)
+100 basis points	(1.3%)	(4.1%)
Flat rates	0.0%	0.0%
-100 basis points	(12.6%)	(12.2%)

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	July 21, 2017	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	July 21, 2017	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer