Form 10-Q
period 2017-09-30
Triumph Bancorp, Inc.
filed 2017-10-20
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Common Stock — $0.01 par value, 20,820,900 shares, as of October 17, 2017

TRIUMPH BANCORP, INC.

FORM 10-Q

September 30, 2017

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

(Dollar amounts in thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$34,120	$38,613
Interest bearing deposits with other banks	46,437	75,901
Total cash and cash equivalents	80,557	114,514
Securities - available for sale	209,326	275,029
Securities - held to maturity, fair value of $17,659 and $30,821, respectively	17,999	29,352
Loans, net of allowance for loan and lease losses of $20,367 and $15,405, respectively	2,405,096	2,012,219
Federal Home Loan Bank stock, at cost	16,076	8,430
Premises and equipment, net	43,678	45,460
Other real estate owned, net	10,753	6,077
Goodwill	28,810	28,810
Intangible assets, net	13,642	17,721
Bank-owned life insurance	37,025	36,509
Deferred tax assets, net	14,130	18,825
Other assets	29,069	48,121
Total assets	$2,906,161	$2,641,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$403,643	$363,351
Interest bearing	1,608,902	1,652,434
Total deposits	2,012,545	2,015,785
Customer repurchase agreements	19,869	10,490
Federal Home Loan Bank advances	385,000	230,000
Subordinated notes	48,804	48,734
Junior subordinated debentures	33,047	32,740
Other liabilities	20,799	13,973
Total liabilities	2,520,064	2,351,722
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred Stock	9,658	9,746
Common stock	209	182
Additional paid-in-capital	264,531	197,157
Treasury stock, at cost	(1,760)	(1,374)
Retained earnings	113,245	83,910
Accumulated other comprehensive income (loss)	214	(276)
Total stockholders’ equity	386,097	289,345
Total liabilities and stockholders' equity	$2,906,161	$2,641,067

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans, including fees	$30,863	$23,123	$86,711	$57,758
Factored receivables, including fees	12,198	9,021	32,177	25,482
Securities	1,655	1,218	5,004	2,941
FHLB stock	51	16	129	39
Cash deposits	370	93	986	498
Total interest income	45,137	33,471	125,007	86,718
Interest expense:
Deposits	3,272	2,408	9,198	6,421
Subordinated notes	837	—	2,508	—
Junior subordinated debentures	495	382	1,435	996
Other borrowings	1,021	263	1,978	487
Total interest expense	5,625	3,053	15,119	7,904
Net interest income	39,512	30,418	109,888	78,814
Provision for loan losses	572	2,819	9,697	4,247
Net interest income after provision for loan losses	38,940	27,599	100,191	74,567
Noninterest income:
Service charges on deposits	1,046	984	3,003	2,338
Card income	956	767	2,700	1,890
Net OREO gains (losses) and valuation adjustments	15	63	(86)	(1,152)
Net gains (losses) on sale of securities	35	(68)	35	(63)
Net gains on sale of loans	—	—	—	16
Fee income	625	655	1,845	1,693
Asset management fees	—	1,553	1,717	4,787
Gain on sale of subsidiary	—	—	20,860	—
Other	1,494	2,145	6,584	5,239
Total noninterest income	4,171	6,099	36,658	14,748
Noninterest expense:
Salaries and employee benefits	16,717	14,699	54,687	39,180
Occupancy, furniture and equipment	2,398	1,921	7,105	4,937
FDIC insurance and other regulatory assessments	294	143	790	648
Professional fees	1,465	1,874	4,671	4,048
Amortization of intangible assets	870	958	2,892	2,652
Advertising and promotion	804	779	2,653	1,926
Communications and technology	2,145	1,966	6,552	4,661
Other	3,532	3,452	11,033	8,149
Total noninterest expense	28,225	25,792	90,383	66,201
Net income before income tax	14,886	7,906	46,466	23,114
Income tax expense	5,104	3,099	16,551	8,675
Net income	9,782	4,807	29,915	14,439
Dividends on preferred stock	(195)	(301)	(580)	(690)
Net income available to common stockholders	$9,587	$4,506	$29,335	$13,749
Earnings per common share
Basic	$0.48	$0.25	$1.58	$0.77
Diluted	$0.47	$0.25	$1.53	$0.76

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$9,782	$4,807	$29,915	$14,439
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	124	(597)	815	1,396
Reclassification of amount realized through sale of securities	(35)	68	(35)	63
Tax effect	(33)	196	(290)	(544)
Total other comprehensive income (loss)	56	(333)	490	915
Comprehensive income	$9,838	$4,474	$30,405	$15,354

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Total
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income	Equity
Balance, January 1, 2016	$9,746	18,018,200	$181	$194,297	34,523	$(560)	$64,097	$277	$268,038
Issuance of restricted stock awards	—	101,105	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	1,864	—	—	—	—	1,864
Forfeiture of restricted stock awards	—	(7,274)	—	111	7,274	(111)	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	35	—	—	—	—	35
Purchase of treasury stock		(5,053)	—	—	5,053	(80)		—	(80)
Series A preferred dividends	—	—	—	—	—	—	(274)	—	(274)
Series B preferred dividends	—	—	—	—	—	—	(312)	—	(312)
TARP preferred stock assumed in acquisition	10,500	—	—	—	—	—	—	—	10,500
TARP preferred dividends	—	—	—	—	—	—	(104)	—	(104)
Redemption of TARP preferred stock	(10,500)	—	—	—	—	—	—	—	(10,500)
Net income	—	—	—	—	—	—	14,439	—	14,439
Other comprehensive income	—	—	—	—	—	—	—	915	915
Balance, September 30, 2016	$9,746	18,106,978	$182	$196,306	46,850	$(751)	$77,846	$1,192	$284,521

Balance, January 1, 2017	$9,746	18,078,247	$182	$197,157	76,118	$(1,374)	$83,910	$(276)	$289,345
Issuance of common stock, net of expenses	—	2,530,000	25	65,503	—	—	—	—	65,528
Issuance of restricted stock awards	—	45,732	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,484	—	—	—	—	1,484
Forfeiture of restricted stock awards	—	(853)	—	20	853	(20)	—	—	—
Stock option exercises, net	—	22,731	—	281	—	—	—	—	281
Warrant exercises, net	—	153,134	2	(2)	—	—	—	—	—
Purchase of treasury stock	—	(14,197)	—	—	14,197	(366)	—	—	(366)
Preferred stock converted to common stock	(88)	6,106	—	88	—	—	—	—	—
Series A preferred dividends	—	—	—	—	—	—	(273)	—	(273)
Series B preferred dividends	—	—	—	—	—	—	(307)	—	(307)
Net income	—	—	—	—	—	—	29,915	—	29,915
Other comprehensive income	—	—	—	—	—	—	—	490	490
Balance, September 30, 2017	$9,658	20,820,900	$209	$264,531	91,168	$(1,760)	$113,245	$214	$386,097

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,915	$14,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,892	1,905
Net accretion on loans and deposits	(5,374)	(4,833)
Amortization of subordinated notes issuance costs	70	—
Amortization of junior subordinated debentures	307	225
Net amortization on securities	823	1,242
Amortization of intangible assets	2,892	2,652
Deferred taxes	4,405	(427)
Provision for loan losses	9,697	4,247
Stock based compensation	1,484	1,864
Origination of loans held for sale	—	(891)
Proceeds from sale of loans originated for sale	—	2,248
Net (gains) losses on sale of securities	(35)	63
Net (gain) loss on loans transferred to loans held for sale	46	(167)
Net gains on sale of loans	—	(16)
Net OREO (gains) losses and valuation adjustments	86	1,152
Gain on sale of subsidiary	(20,860)	—
Income from CLO warehouse investments	(1,954)	(2,415)
(Increase) decrease in other assets	1,857	3,746
Increase (decrease) in other liabilities	6,741	(3,458)
Net cash provided by (used in) operating activities	32,992	21,576
Cash flows from investing activities:
Purchases of securities available for sale	(5,042)	(3,414)
Proceeds from sales of securities available for sale	2,936	24,327
Proceeds from maturities, calls, and pay downs of securities available for sale	66,253	17,330
Purchases of securities held to maturity	(5,092)	(29,117)
Proceeds from maturities, calls, and pay downs of securities held to maturity	17,993	—
Purchases of loans (shared national credits)	—	(995)
Proceeds from sale of loans	1,919	9,057
Net change in loans	(394,859)	(222,326)
Purchases of premises and equipment, net	(1,390)	(3,003)
Net proceeds from sale of OREO	1,708	1,709
Net cash paid for CLO warehouse investments	—	(15,000)
Net proceeds from CLO warehouse investments	20,000	25,500
(Purchases) redemptions of FHLB stock, net	(7,646)	(4,029)
Cash paid for acquisitions, net of cash acquired	—	(14,479)
Proceeds from sale of subsidiary, net	10,269	—
Net cash provided by (used in) investing activities	(292,951)	(214,440)
Cash flows from financing activities:
Net increase in deposits	(3,240)	48,894
Increase (decrease) in customer repurchase agreements	9,379	6,012
Increase (decrease) in Federal Home Loan Bank advances	155,000	100,000
Proceeds from the issuance of other borrowings	—	48,676
Issuance of common stock, net of expenses	65,528	—
Redemption of TARP preferred stock	—	(10,500)
Stock option exercises	281	—
Purchase of treasury stock	(366)	(80)
Dividends on preferred stock	(580)	(690)
Net cash provided by (used in) financing activities	226,002	192,312
Net increase (decrease) in cash and cash equivalents	(33,957)	(552)
Cash and cash equivalents at beginning of period	114,514	105,277
Cash and cash equivalents at end of period	$80,557	$104,725

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow information:
Interest paid	$13,609	$7,415
Income taxes paid, net	$7,676	$7,478
Supplemental noncash disclosures:
Loans transferred to OREO	$6,194	$425
Premises transferred to OREO	$276	$2,215
Loans transferred to loans held for sale	$1,919	$18,680
Consideration received from sale of subsidiary	$12,123	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements.  The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU, however, the majority of the Company’s properties and equipment are owned, not leased.  At September 30, 2017, the Company had contractual operating lease commitments of approximately $6,459,000, before considering renewal options that are generally present.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers.  Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018, however, the Company does not currently plan to early adopt the ASU. The Company has formed a cross functional team that is assessing the Company’s data and system needs and evaluating the impact that adoption of this standard will have on the financial condition and results of operations of the Company.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – Business combinations AND DIVESTITURES

Valley Bancorp, Inc.

On July 26, 2017, the Company entered into an agreement to acquire Valley Bancorp, Inc. (“Valley”) and its community banking subsidiary, Valley Bank & Trust, in an all-cash transaction for $39,000,000, subject to certain adjustments based upon Valley’s tangible book value at the closing of the transaction. Valley had total assets of $331,000,000, total loans of $174,000,000, and total deposits of $296,000,000 as of September 30, 2017. Valley Bank & Trust serves individuals and business customers from seven locations across the northern front range including Brighton, Dacono, Denver, Hudson, Westminster and Strasburg, Colorado. The transaction is expected to close during the fourth quarter of 2017 and is subject to certain customary closing conditions, including receipt of regulatory approval.

Independent Bank Colorado Branches

On October 6, 2017, the Company completed its acquisition of nine branch locations in Colorado from Independent Bank Group, Inc.’s banking subsidiary Independent Bank. The Company purchased approximately $99,000,000 in loans and assumed approximately $162,000,000 in deposits associated with the branches for an aggregate deposit premium of approximately $6,800,000 or 4.2%.

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

NOTE 3 - SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at September 30, 2017 and December 31, 2016 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$125,347	$449	$(422)	$125,374
U.S. Treasury notes	1,936	15	—	1,951
Mortgage-backed securities, residential	21,150	390	(101)	21,439
Asset backed securities	12,492	60	(71)	12,481
State and municipal	25,169	21	(133)	25,057
Corporate bonds	20,752	110	(4)	20,858
SBA pooled securities	139	2	—	141
Mutual fund	2,000	25	—	2,025
Total available for sale securities	$208,985	$1,072	$(731)	$209,326

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$17,999	$548	$(888)	$17,659

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$180,945	$640	$(643)	$180,942
Mortgage-backed securities, residential	24,710	453	(173)	24,990
Asset backed securities	13,031	30	(159)	12,902
State and municipal	27,339	6	(708)	26,637
Corporate bonds	27,287	106	(3)	27,390
SBA pooled securities	156	1	—	157
Mutual fund	2,000	11	—	2,011
Total available for sale securities	$275,468	$1,247	$(1,686)	$275,029

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$29,352	$1,527	$(58)	$30,821

The amortized cost and estimated fair value of securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$46,995	$46,965	$—	$—
Due from one year to five years	104,197	104,315	—	—
Due from five years to ten years	7,570	7,520	9,470	10,017
Due after ten years	14,442	14,440	8,529	7,642
	173,204	173,240	17,999	17,659
Mortgage-backed securities, residential	21,150	21,439	—	—
Asset backed securities	12,492	12,481	—	—
SBA pooled securities	139	141	—	—
Mutual fund	2,000	2,025	—	—
	$208,985	$209,326	$17,999	$17,659

Proceeds from sales of securities and the associated gross gains and losses for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds	$2,936	$19,982	$2,936	$24,327
Gross gains	35	5	35	10
Gross losses	—	73	—	73

Securities with a carrying amount of approximately $123,616,000 and $194,571,000 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to securities with gross unrealized and unrecognized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$10,139	$(20)	$44,942	$(402)	$55,081	$(422)
U.S. Treasury notes	—	—	—	—	—	—
Mortgage-backed securities, residential	4,308	(34)	2,039	(67)	6,347	(101)
Asset backed securities	4,900	(71)	—	—	4,900	(71)
State and municipal	6,448	(31)	13,840	(102)	20,288	(133)
Corporate bonds	371	(4)	—	—	371	(4)
SBA pooled securities	—	—	—	—	—	—
Mutual fund	—	—	—	—	—	—
	$26,166	$(160)	$60,821	$(571)	$86,987	$(731)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$1,863	$(26)	$5,779	$(862)	$7,642	$(888)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$95,362	$(643)	$—	$—	$95,362	$(643)
Mortgage-backed securities, residential	6,594	(173)	—	—	6,594	(173)
Asset backed securities	—	—	7,946	(159)	7,946	(159)
State and municipal	25,771	(708)	—	—	25,771	(708)
Corporate bonds	372	(3)	—	—	372	(3)
SBA pooled securities	—	—	—	—	—	—
Mutual fund	—	—	—	—	—	—
	$128,099	$(1,527)	$7,946	$(159)	$136,045	$(1,686)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$3,323	$(58)	$—	$—	$3,323	$(58)
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2017, the Company had 71 securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2017, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the recorded investment and unpaid principal for loans at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$574,530	$579,896	$(5,366)	$442,237	$447,926	$(5,689)
Construction, land development, land	141,368	143,200	(1,832)	109,812	113,211	(3,399)
1-4 family residential properties	96,032	97,469	(1,437)	104,974	106,852	(1,878)
Farmland	130,471	131,528	(1,057)	141,615	142,673	(1,058)
Commercial	890,372	893,268	(2,896)	778,643	783,349	(4,706)
Factored receivables	341,880	343,684	(1,804)	238,198	239,432	(1,234)
Consumer	30,093	30,110	(17)	29,764	29,782	(18)
Mortgage warehouse	220,717	220,717	—	182,381	182,381	—
Total	2,425,463	$2,439,872	$(14,409)	2,027,624	$2,045,606	$(17,982)
Allowance for loan and lease losses	(20,367)			(15,405)
	$2,405,096			$2,012,219

The difference between the recorded investment and the unpaid principal balance is primarily associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $10,807,000 and $15,210,000 at September 30, 2017 and December 31, 2016, respectively, and (2) net deferred origination and factoring fees totaling $3,602,000 and $2,772,000 at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, the Company had $31,833,000 and $23,597,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $505,516,000 and $497,573,000 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the nine months ended September 30, 2017, loans with a carrying amount of $1,965,000 were transferred to loans held for sale as the Company made the decision to sell the loans. These loans were subsequently sold resulting in proceeds of $1,919,000 and losses on sale of loans of $46,000, which were recorded as other noninterest income in the consolidated statements of income for the nine months ended September 30, 2017. No loans were transferred to loans held for sale during the three months ended September 30, 2017. During the three and nine months ended September 30, 2016, loans with a carrying amount of $14,394,000 and $18,513,000, respectively, were transferred to loans held for sale. These loans were subsequently sold resulting in proceeds of $14,642,000 and $18,680,000, respectively, and gains on sale of loans of $248,000 and $167,000, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) during the three and nine months ended September 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended September 30, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$2,506	$58	$—	$—	$2,564
Construction, land development, land	915	210	—	—	1,125
1-4 family residential properties	149	111	(1)	23	282
Farmland	261	(22)	—	—	239
Commercial	10,603	(629)	(755)	929	10,148
Factored receivables	4,507	645	(136)	30	5,046
Consumer	627	208	(270)	178	743
Mortgage warehouse	229	(9)	—	—	220
	$19,797	$572	$(1,162)	$1,160	$20,367

(Dollars in thousands)	Beginning				Ending
Three months ended September 30, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,792	$123	$(4)	$1	$1,912
Construction, land development, land	181	44	—	7	232
1-4 family residential properties	259	(10)	—	6	255
Farmland	143	(22)	—	—	121
Commercial	6,697	2,521	(1,615)	217	7,820
Factored receivables	4,204	(7)	(285)	33	3,945
Consumer	293	114	(68)	29	368
Mortgage warehouse	203	56	—	—	259
	$13,772	$2,819	$(1,972)	$293	$14,912

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	Beginning				Ending
Nine months ended September 30, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,813	$888	$(137)	$—	$2,564
Construction, land development, land	465	1,235	(582)	7	1,125
1-4 family residential properties	253	16	(29)	42	282
Farmland	170	69	—	—	239
Commercial	8,014	4,660	(3,833)	1,307	10,148
Factored receivables	4,088	1,978	(1,102)	82	5,046
Consumer	420	813	(877)	387	743
Mortgage warehouse	182	38	—	—	220
	$15,405	$9,697	$(6,560)	$1,825	$20,367

(Dollars in thousands)	Beginning				Ending
Nine months ended September 30, 2016	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,489	$413	$(5)	$15	$1,912
Construction, land development, land	367	(142)	—	7	232
1-4 family residential properties	274	(38)	(63)	82	255
Farmland	134	(13)	—	—	121
Commercial	5,276	3,680	(1,784)	648	7,820
Factored receivables	4,509	77	(743)	102	3,945
Consumer	216	313	(223)	62	368
Mortgage warehouse	302	(43)	—	—	259
	$12,567	$4,247	$(2,818)	$916	$14,912

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
September 30, 2017	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$843	$563,655	$10,032	$574,530	$125	$2,439	$—	$2,564
Construction, land development, land	136	138,379	2,853	141,368	—	1,125	—	1,125
1-4 family residential properties	1,923	92,991	1,118	96,032	152	130	—	282
Farmland	3,241	127,116	114	130,471	—	239	—	239
Commercial	21,120	868,414	838	890,372	2,152	7,996	—	10,148
Factored receivables	4,519	337,361	—	341,880	1,517	3,529	—	5,046
Consumer	162	29,931	—	30,093	—	743	—	743
Mortgage warehouse	—	220,717	—	220,717	—	220	—	220
	$31,944	$2,378,564	$14,955	$2,425,463	$3,946	$16,421	$—	$20,367

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2016	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,456	$427,918	$12,863	$442,237	$100	$1,358	$355	$1,813
Construction, land development, land	362	105,493	3,957	109,812	25	440	—	465
1-4 family residential properties	1,095	101,551	2,328	104,974	1	252	—	253
Farmland	1,333	140,045	237	141,615	—	170	—	170
Commercial	33,033	738,088	7,522	778,643	2,101	5,913	—	8,014
Factored receivables	3,176	235,022	—	238,198	1,546	2,542	—	4,088
Consumer	73	29,691	—	29,764	—	420	—	420
Mortgage warehouse	—	182,381	—	182,381	—	182	—	182
	$40,528	$1,960,189	$26,907	$2,027,624	$3,773	$11,277	$355	$15,405

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from these tables.

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
September 30, 2017	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$168	$168	$125	$675	$709
Construction, land development, land	—	—	—	136	136
1-4 family residential properties	235	235	152	1,688	1,793
Farmland	—	—	—	3,241	3,332
Commercial	12,479	12,574	2,152	8,641	8,700
Factored receivables	4,519	4,519	1,517	—	—
Consumer	—	—	—	162	160
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$17,401	$17,496	$3,946	$14,543	$14,830

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2016	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$517	$517	$100	$939	$1,011
Construction, land development, land	277	275	25	85	86
1-4 family residential properties	8	14	1	1,087	1,215
Farmland	—	—	—	1,333	1,364
Commercial	15,022	15,018	2,101	18,011	18,096
Factored receivables	3,176	3,176	1,546	—	—
Consumer	—	—	—	73	73
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$19,525	$19,525	$4,128	$21,528	$21,845

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$853	$—	$682	$—
Construction, land development, land	135	—	276	—
1-4 family residential properties	1,817	16	1,030	1
Farmland	3,361	14	—	—
Commercial	22,003	167	21,648	163
Factored receivables	3,907	—	3,509	—
Consumer	136	4	43	—
Mortgage warehouse	—	—	—	—
PCI	143	—	1,442	—
	$32,355	$201	$28,630	$164

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,150	$1	$700	$—
Construction, land development, land	249	—	138	2
1-4 family residential properties	1,509	23	879	9
Farmland	2,287	32	—	—
Commercial	27,077	398	18,987	677
Factored receivables	3,847	—	3,617	—
Consumer	117	4	26	2
Mortgage warehouse	—	—	—	—
PCI	262	—	983	—
	$36,498	$458	$25,330	$690

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at September 30, 2017 and December 31, 2016:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
September 30, 2017	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$971	$—	$843	$1,814
Construction, land development, land	10	—	136	146
1-4 family residential properties	1,710	—	1,905	3,615
Farmland	604	141	2,449	3,194
Commercial	7,036	58	16,223	23,317
Factored receivables	17,815	1,594	—	19,409
Consumer	717	—	162	879
Mortgage warehouse	—	—	—	—
PCI	—	—	1,540	1,540
	$28,863	$1,793	$23,258	$53,914

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2016	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$699	$144	$1,163	$2,006
Construction, land development, land	619	—	362	981
1-4 family residential properties	956	—	1,039	1,995
Farmland	3,583	141	541	4,265
Commercial	11,060	1,077	26,619	38,756
Factored receivables	11,921	2,153	—	14,074
Consumer	667	2	73	742
Mortgage warehouse	—	—	—	—
PCI	2,020	104	8,233	10,357
	$31,525	$3,621	$38,030	$73,176

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Nonaccrual loans(1)	$23,258	$38,030
Factored receivables greater than 90 days past due	1,594	2,153
Troubled debt restructurings accruing interest	5,396	5,123
	$30,248	$45,306
(1)	Includes troubled debt restructurings of $8,097,000 and $13,263,000 at September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017 and December 31, 2016, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
September 30, 2017	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$562,699	$1,799	$—	$10,032	$574,530
Construction, land development, land	138,379	136	—	2,853	141,368
1-4 family residential	92,973	1,941	—	1,118	96,032
Farmland	124,818	5,539	—	114	130,471
Commercial	853,119	36,415	—	838	890,372
Factored receivables	338,247	2,153	1,480	—	341,880
Consumer	29,930	163	—	—	30,093
Mortgage warehouse	220,717	—	—	—	220,717
	$2,360,882	$48,146	$1,480	$14,955	$2,425,463

(Dollars in thousands)
December 31, 2016	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$422,423	$6,951	$—	$12,863	$442,237
Construction, land development, land	105,493	362	—	3,957	109,812
1-4 family residential	101,339	1,307	—	2,328	104,974
Farmland	136,474	4,904	—	237	141,615
Commercial	729,634	41,487	—	7,522	778,643
Factored receivables	236,084	1,029	1,085	—	238,198
Consumer	29,688	76	—	—	29,764
Mortgage warehouse	182,381	—	—	—	182,381
	$1,943,516	$56,116	$1,085	$26,907	$2,027,624

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $13,493,000 and $18,386,000 as of September 30, 2017 and December 31, 2016, respectively. The Company had allocated specific allowances for these loans of $435,000 and $1,911,000 at September 30, 2017 and December 31, 2016, respectively, and had not committed to lend additional amounts. Troubled debt restructurings are the result of extending amortization periods, reducing contractual interest rates, or a combination thereof. The Company did not grant principal reductions on any restructured loans.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans modified as troubled debt restructurings that occurred during the nine months ended September 30, 2017 and 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
September 30, 2017	Loans	Investment	Investment
Commercial	5	$2,184	$2,184

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
September 30, 2016	Loans	Investment	Investment
Commercial	24	$15,663	$15,663

During the nine months ended September 30, 2017, the Company had four loans modified as troubled debt restructurings with a recorded investment of $2,999,000 for which there were payment defaults within twelve months following the modification. The full recorded investment in one of these loans of $2,702,000 was charged off during the period. During the nine months ended September 30, 2016, there were no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due.

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at September 30, 2017 and December 31, 2016, are as follows:

	September 30,	December 31,
	2017	2016
Contractually required principal and interest:
Real estate loans	$17,447	$25,013
Commercial loans	1,590	9,703
Outstanding contractually required principal and interest	$19,037	$34,716
Gross carrying amount included in loans receivable	$14,955	$26,907

The changes in accretable yield during the three and nine months ended September 30, 2017 and 2016 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Accretable yield, beginning balance	$3,126	$1,192	$4,261	$2,593
Additions	—	4,124	—	4,124
Accretion	(411)	(417)	(3,117)	(2,451)
Reclassification from nonaccretable to accretable yield	56	—	2,067	646
Disposals	(2)	—	(442)	(13)
Accretable yield, ending balance	$2,769	$4,899	$2,769	$4,899

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Goodwill	$28,810	$28,810

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$21,825	$(10,780)	$11,045	$21,825	$(8,423)	$13,402
Other intangible assets	3,793	(1,196)	2,597	6,006	(1,687)	4,319
	$25,618	$(11,976)	$13,642	$27,831	$(10,110)	$17,721

The changes in goodwill and intangible assets during the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$43,322	$26,160	$46,531	$27,854
Acquired intangibles	—	9,618	152	9,618
Acquired goodwill	—	12,629	—	12,629
Divestiture	—	—	(1,339)	—
Amortization of intangibles	(870)	(958)	(2,892)	(2,652)
Ending balance	$42,452	$47,449	$42,452	$47,449

NOTE 6 – Variable Interest Entities

Collateralized Loan Obligation Funds – Closed

The Company, through its subsidiary TCA, acted as the asset manager or provided certain middle and back office staffing and services to the asset manager of various CLO funds. TCA earned asset management fees in accordance with the terms of its asset management or staffing and services agreements associated with the CLO funds. TCA earned asset management fees totaling $0 and $1,717,000 for the three and nine months ended September 30, 2017, respectively, and $1,553,000 and $4,787,000 for the three and nine months ended September 30, 2016, respectively. On March 31, 2017, the Company sold its membership interests in TCA as discussed in Note 2 – Business Combinations and Divestitures. As a result of the TCA sale, as of March 31, 2017 the Company no longer acts as asset manager or staffing and services provider for any CLO funds.

The Company holds investments in the subordinated notes of the following closed CLO funds:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds totaled $8,529,000 and $3,380,000 at September 30, 2017 and December 31, 2016, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Collateralized Loan Obligation Fund – Warehouse Phase

On June 17, 2016, Trinitas CLO VI, Ltd. (“Trinitas VI”) was formed to be the issuer of a CLO offering. At December 31, 2016, the Company held an investment of $21,217,000 in the subordinated debt of the CLO fund during its warehouse phase, which was classified as other assets within the Company’s consolidated balance sheet. The CLO fund’s warehouse phase was closed and the final CLO issued on June 20, 2017, at which time the Company’s investment was repaid. The Company did not hold an investment in any CLO warehouse entities at September 30, 2017.

Income from the Company’s investment in CLO warehouse entities totaled $0 and $1,954,000 during the three and nine months ended September 30, 2017, respectively, and $657,000 and $2,415,000 during the three and nine months ended September 30, 2016, respectively, and is included in other noninterest income within the Company’s consolidated statements of income.

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

NOTE 7 - Deposits

Deposits at September 30, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Noninterest bearing demand	$403,643	$363,351
Interest bearing demand	284,282	340,362
Individual retirement accounts	97,186	103,022
Money market	189,177	213,253
Savings	158,464	171,354
Certificates of deposit	770,599	756,351
Brokered deposits	109,194	68,092
Total Deposits	$2,012,545	$2,015,785

At September 30, 2017, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	September 30, 2017
Within one year	$675,380
After one but within two years	197,842
After two but within three years	45,952
After three but within four years	25,461
After four but within five years	32,344
Total	$976,979

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $154,170,000 and $149,258,000 at September 30, 2017 and December 31, 2016, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$5,065	$1,963	$7,345	$7,580
Unused lines of credit	129,268	192,636	109,611	145,475
Standby letters of credit	1,554	7,246	2,547	4,706

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Fair Value Measurements Using			Total
September 30, 2017	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$125,374	$—	$125,374
U.S. Treasury notes	—	1,951	—	1,951
Mortgage-backed securities, residential	—	21,439	—	21,439
Asset backed securities	—	12,481	—	12,481
State and municipal	—	25,057	—	25,057
Corporate bonds	—	20,858	—	20,858
SBA pooled securities	—	141	—	141
Mutual fund	2,025	—	—	2,025
	$2,025	$207,301	$—	$209,326

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$180,942	$—	$180,942
Mortgage-backed securities, residential	—	24,990	—	24,990
Asset backed securities	—	12,902	—	12,902
State and municipal	—	26,637	—	26,637
Corporate bonds	—	27,390	—	27,390
SBA pooled securities	—	157	—	157
Mutual fund	2,011	—	—	2,011
	$2,011	$273,018	$—	$275,029

There were no transfers between levels during 2017 or 2016.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Fair Value Measurements Using			Total
September 30, 2017	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$43	$43
1-4 family residential properties	—	—	83	83
Commercial	—	—	10,327	10,327
Factored receivables	—	—	3,002	3,002
Other real estate owned (1)
Commercial	—	—	92	92
Construction, land development, land	—	—	2,000	2,000
1-4 family residential properties	—	—	83	83
	$—	$—	$15,630	$15,630

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$417	$417
Construction, land development, land	—	—	252	252
1-4 family residential properties	—	—	7	7
Commercial	—	—	12,921	12,921
Factored receivables	—	—	1,630	1,630
PCI	—	—	170	170
Other real estate owned (1)
Commercial	—	—	698	698
1-4 family residential properties	—	—	485	485
Construction, land development, land	—	—	467	467
	$—	$—	$17,047	$17,047

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at September 30, 2017 and December 31, 2016 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
September 30, 2017	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$80,557	$80,557	$—	$—	$80,557
Securities - held to maturity	17,999	—	10,017	7,642	17,659
Loans not previously presented, net	2,391,641	—	—	2,415,769	2,415,769
FHLB stock	16,076	N/A	N/A	N/A	N/A
Accrued interest receivable	13,461	—	13,461	—	13,461

Financial liabilities:
Deposits	2,012,545	—	2,011,202	—	2,011,202
Customer repurchase agreements	19,869	—	19,869	—	19,869
Federal Home Loan Bank advances	385,000	—	384,948	—	384,948
Subordinated notes	48,804	—	51,245	—	51,245
Junior subordinated debentures	33,047	—	33,164	—	33,164
Accrued interest payable	3,815	—	3,815	—	3,815

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2016	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$114,514	$114,514	$—	$—	$114,514
Securities - held to maturity	29,352	—	27,498	3,323	30,821
Loans not previously presented, net	1,996,822	—	—	2,002,487	2,002,487
FHLB stock	8,430	N/A	N/A	N/A	N/A
Accrued interest receivable	12,663	—	12,663	—	12,663

Financial liabilities:
Deposits	2,015,785	—	2,014,922	—	2,014,922
Customer repurchase agreements	10,490	—	10,490	—	10,490
Federal Home Loan Bank advances	230,000	—	230,000	—	230,000
Subordinated notes	48,734	—	50,920	—	50,920
Junior subordinated debentures	32,740	—	32,905	—	32,905
Accrued interest payable	2,682	—	2,682	—	2,682

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

The Company is subject to the Basel III regulatory capital framework. Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer was 1.25% and 0.625% at September 30, 2017 and December 31, 2016, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2017 and December 31, 2016, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

As of September 30, 2017 and December 31, 2016, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2017 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of September 30, 2017 and December 31, 2016. The capital adequacy amounts and ratios below do not include the capital conservation buffer in effect at each respective date.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$448,847	15.9%	$225,685	8.0%	N/A	N/A
TBK Bank, SSB	$331,031	12.4%	$214,319	8.0%	$267,898	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$379,315	13.4%	$169,264	6.0%	N/A	N/A
TBK Bank, SSB	$310,387	11.6%	$160,739	6.0%	$214,319	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$337,194	12.0%	$126,948	4.5%	N/A	N/A
TBK Bank, SSB	$310,387	11.6%	$120,554	4.5%	$174,134	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$379,315	13.5%	$112,360	4.0%	N/A	N/A
TBK Bank, SSB	$310,387	11.2%	$110,892	4.0%	$138,615	5.0%

As of December 31, 2016
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$342,059	14.6%	$187,449	8.0%	N/A	N/A
TBK Bank, SSB	$293,313	12.9%	$181,640	8.0%	$227,050	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$277,605	11.8%	$140,587	6.0%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$136,230	6.0%	$181,640	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$238,439	10.2%	$105,440	4.5%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$102,173	4.5%	$147,583	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$277,605	10.9%	$102,303	4.0%	N/A	N/A
TBK Bank, SSB	$277,593	11.0%	$100,802	4.0%	$126,002	5.0%

Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

Common Stock

	September 30, 2017	December 31, 2016
Shares authorized	50,000,000	50,000,000
Shares issued	20,912,068	18,154,365
Treasury shares	(91,168)	(76,118)
Shares outstanding	20,820,900	18,078,247
Par value per share	$0.01	$0.01

Preferred Stock

	Series A		Series B
(Dollars in thousands, except per share amounts)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Shares authorized	50,000	50,000	115,000	115,000
Shares issued	45,500	45,500	51,076	51,956
Shares outstanding	45,500	45,500	51,076	51,956
Par value per share	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Liquidation preference amount	$4,550	$4,550	$5,108	$5,196
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	N/A	N/A
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

Common Stock Offering

On August 1, 2017, the Company completed an underwritten common stock offering issuing 2,530,000 shares of the Company’s common stock, including 330,000 shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at $27.50 per share for total gross proceeds of $69,575,000. Net proceeds after underwriting discounts and offering expenses were $65,528,000.

Warrants

During 2012, the Company issued a warrant to Triumph Consolidated Cos., LLC (“TCC”) to purchase 259,067 shares of the Company’s common stock. The warrant had an exercise price of $11.58 per share, was immediately exercisable, and had an expiration date of December 12, 2022. TCC exercised the warrant in full on August 2, 2017 and was issued 153,134 shares of common stock, net of shares withheld by the Company to cover the exercise price. The shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $459,000 and $1,484,000 for the three and nine months ended September 30, 2017, respectively, and $585,000 and $1,864,000 for the three and nine months ended September 30, 2016, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2017 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2017	126,644	$14.92
Granted	45,732	25.80
Vested	(67,964)	16.50
Forfeited	(853)	15.04
Nonvested at September 30, 2017	103,559	$18.68

RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for RSAs granted under the Omnibus Incentive Program will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2017, there was $1,018,000 of unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.00 years.

Stock Options

A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the nine months ended September 30, 2017 were as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2017	163,661	$15.87
Granted	58,729	25.80
Exercised	(34,433)	15.87
Forfeited or expired	(287)	25.80
Outstanding at September 30, 2017	187,670	$18.96	8.82	$2,494

Fully vested shares and shares expected to vest at September 30, 2017	187,670	$18.96	8.82	$2,494

Shares exercisable at September 30, 2017	32,286	$15.87	8.51	$529

Information related to the stock options for the nine months ended September 30, 2017 and 2016 follows:

	Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2017	2016
Aggregate intrinsic value of options exercised	$243	$—
Cash received from option exercises	281	—
Tax benefit realized from options exercises	85	—
Weighted average fair value of options granted	$8.71	$5.85

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

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	2.11%	1.49%
Expected term	6.25 Years	6.25 Years
Expected stock price volatility	29.70%	34.96%
Dividend yield	—	—

As of September 30, 2017, there was $635,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.10 years.

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Basic
Net income to common stockholders	$9,587	$4,506	$29,335	$13,749
Weighted average common shares outstanding	19,811,577	17,859,604	18,600,009	17,845,431
Basic earnings per common share	$0.48	$0.25	$1.58	$0.77
Diluted
Net income to common stockholders	$9,587	$4,506	$29,335	$13,749
Dilutive effect of preferred stock	195	—	580	—
Net income to common stockholders - diluted	$9,782	$4,506	$29,915	$13,749
Weighted average common shares outstanding	19,811,577	17,859,604	18,600,009	17,845,431
Add: Dilutive effects of restricted stock	63,384	148,977	65,999	125,215
Add: Dilutive effects of assumed exercises of stock options	45,788	—	42,084	—
Add: Dilutive effects of assumed exercises of stock warrants	54,476	93,095	110,089	71,251
Add: Dilutive effects of assumed conversion of Preferred A	315,773	—	315,773	—
Add: Dilutive effects of assumed conversion of Preferred B	354,471	—	354,471	—
Average shares and dilutive potential common shares	20,645,469	18,101,676	19,488,425	18,041,897
Diluted earnings per common share	$0.47	$0.25	$1.53	$0.76

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares assumed to be converted from Preferred Stock Series A	—	315,773	—	315,773
Shares assumed to be converted from Preferred Stock Series B	—	360,578	—	360,578
Restricted stock awards	—	—	—	—
Stock options	58,442	164,175	58,442	164,175

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

(Dollars in thousands)			Asset
Three Months Ended September 30, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$32,973	$11,736	$—	$428	$45,137
Intersegment interest allocations	2,193	(2,193)	—	—	—
Total interest expense	4,294	—	—	1,331	5,625
Net interest income (expense)	30,872	9,543	—	(903)	39,512
Provision for loan losses	(69)	649	—	(8)	572
Net interest income after provision	30,941	8,894	—	(895)	38,940
Noninterest income	3,498	774	—	(101)	4,171
Noninterest expense	21,984	5,600	—	641	28,225
Operating income (loss)	$12,455	$4,068	$—	$(1,637)	$14,886

(Dollars in thousands)			Asset
Three Months Ended September 30, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$24,863	$8,465	$61	$82	$33,471
Intersegment interest allocations	1,251	(1,251)	—	—	—
Total interest expense	2,671	—	—	382	3,053
Net interest income (expense)	23,443	7,214	61	(300)	30,418
Provision for loan losses	2,861	33	—	(75)	2,819
Net interest income after provision	20,582	7,181	61	(225)	27,599
Noninterest income	3,147	680	1,534	738	6,099
Noninterest expense	19,000	4,984	1,259	549	25,792
Operating income (loss)	$4,729	$2,877	$336	$(36)	$7,906

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$93,204	$30,828	$3	$972	$125,007
Intersegment interest allocations	5,211	(5,211)	—	—	—
Total interest expense	11,177	—	—	3,942	15,119
Net interest income (expense)	87,238	25,617	3	(2,970)	109,888
Provision for loan losses	7,571	2,042	—	84	9,697
Net interest income after provision	79,667	23,575	3	(3,054)	100,191
Gain on sale of subsidiary	—	—	—	20,860	20,860
Other noninterest income	10,604	2,203	1,717	1,274	15,798
Noninterest expense	65,171	16,677	1,456	7,079	90,383
Operating income (loss)	$25,100	$9,101	$264	$12,001	$46,466

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$62,399	$23,589	$125	$605	$86,718
Intersegment interest allocations	3,351	(3,351)	—	—	—
Total interest expense	6,908	—	—	996	7,904
Net interest income (expense)	58,842	20,238	125	(391)	78,814
Provision for loan losses	4,128	118	—	1	4,247
Net interest income after provision	54,714	20,120	125	(392)	74,567
Noninterest income	5,984	1,622	4,819	2,323	14,748
Noninterest expense	45,987	14,519	3,818	1,877	66,201
Operating income (loss)	$14,711	$7,223	$1,126	$54	$23,114

(Dollars in thousands)			Asset
September 30, 2017	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,852,651	$327,194	$—	$493,335	$(767,019)	$2,906,161
Gross loans	$2,331,514	$315,742	$—	$12,737	$(234,530)	$2,425,463

(Dollars in thousands)			Asset
December 31, 2016	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,588,509	$223,994	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans	$1,961,552	$212,784	$—	$1,866	$(148,578)	$2,027,624

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset based lending, equipment lending, healthcare lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of September 30, 2017, we had consolidated total assets of $2.906 billion, total loans held for investment of $2.425 billion, total deposits of $2.013 billion and total stockholders’ equity of $386.1 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. In addition, through our Triumph Capital Advisors asset management subsidiary, we previously provided fee-based asset management services distinct from our traditional banking offerings and operations.  As a result, we have determined our reportable segments are Banking, Factoring, Asset Management, and Corporate. For the nine months ended September 30, 2017, our Banking segment generated 65% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 20% of our total revenue, our Asset Management segment generated 1% of our total revenue, and our Corporate segment generated 14% of our total revenue. As discussed below, on March 31, 2017 we sold our 100% membership interest in Triumph Capital Advisors, LLC and no longer provide fee based asset management services.  Asset Management segment results reflect activity through the date of the Triumph Capital Advisors, LLC sale. The $20.9 million pre-tax gain on the sale of Triumph Capital Advisors, LLC is included in the Corporate segment’s revenue for the nine months ended September 30, 2017.

Third Quarter 2017 Overview

Net income available to common stockholders for the three months ended September 30, 2017 was $9.6 million, or $0.47 per diluted share, compared to net income available to common stockholders for the three months ended September 30, 2016 of $4.5 million, or $0.25 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $5.9 million, or $0.32 per diluted share, for the three months ended September 30, 2016.  For the three months ended September 30, 2017, our return on average common equity was 10.79% and our return on average assets was 1.36%.

Net income available to common stockholders for the nine months ended September 30, 2017 was $29.3 million, or $1.53 per diluted share, compared to net income available to common stockholders for the nine months ended September 30, 2016 of $13.7 million, or $0.76 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $19.4 million, or $1.02 per diluted share, for the nine months ended September 30, 2017, compared to adjusted net income to common stockholders for the nine months ended September 30, 2016 of $15.1 million, or $0.84 per diluted share.  For the nine months ended September 30, 2017, our return on average common equity was 12.58% and our return on average assets was 1.46%.

At September 30, 2017, we had total assets of $2.906 billion, including gross loans of $2.425 billion, compared to $2.641 billion of total assets and $2.028 billion of gross loans at December 31, 2016. Organic loan growth totaled $397 million during the nine months ended September 30, 2017. Our commercial finance product lines increased from $693.7 million in aggregate as of December 31, 2016 to $886.9 million as of September 30, 2017, an increase of 28%, and constitute 37% of our total loan portfolio at September 30, 2017.

At September 30, 2017, we had total liabilities of $2.520 billion, including total deposits of $2.013 billion, compared to $2.352 billion of total liabilities and $2.016 billion of total deposits at December 31, 2016. Deposits declined $3 million during the nine months ended September 30, 2017.

At September 30, 2017, we had total stockholders' equity of $386.1 million. During the nine months ended September 30, 2017, total stockholders’ equity increased $96.8 million, primarily due to $65.5 million of net proceeds from the August 1, 2017 common stock offering discussed below and our net income for the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 13.45% and 15.91%, respectively, at September 30, 2017.

Common Stock Offering

On August 1, 2017, the Company completed an underwritten common stock offering issuing 2.53 million shares of the Company’s common stock, including 0.33 million shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at $27.50 per share for total gross proceeds of $69.6 million. Net proceeds after underwriting discounts and offering expenses were $65.5 million.  The Company intends to use a portion of the net proceeds of the offering to fund a portion of the consideration payable in the pending acquisition of Valley Bancorp, Inc. discussed below, and for general corporate purposes.

Valley Bancorp, Inc.

On July 26, 2017, the Company entered into an agreement to acquire Valley Bancorp, Inc. (“Valley”) and its community banking subsidiary, Valley Bank & Trust, in an all-cash transaction for $39 million, subject to certain adjustments based upon Valley’s tangible book value at the closing of the transaction. Valley had total assets of $331 million, total loans of $174 million, and total deposits of $296 million as of September 30, 2017. Valley Bank & Trust serves individuals and business customers from seven locations across the northern front range including Brighton, Dacono, Denver, Hudson, Westminster and Strasburg, Colorado. The transaction is expected to close during the fourth quarter of 2017 and is subject to certain closing conditions, including receipt of regulatory approval.

Independent Bank Colorado Branches

On June 23, 2017, TBK Bank entered into an agreement to acquire nine branch locations in Colorado from Independent Bank Group, Inc.’s banking subsidiary Independent Bank. The acquisition closed on October 6, 2017.  TBK Bank purchased approximately $99 million in loans and assumed approximately $162 million in deposits associated with the branches for an aggregate deposit premium of approximately $6.8 million, or 4.2%.

Triumph Capital Advisors

On March 31, 2017, the Company sold its 100% membership interest in Triumph Capital Advisors, LLC (“TCA”).  As part of the TCA sale on March 31, 2017, the Company recorded a pre-tax gain on sale of $20.9 million, net of $0.4 million of direct transaction costs.  In addition, the Company incurred other indirect transaction related costs of $0.3 million and recorded $4.8 million in incremental bonus expense for the amount paid to team members to recognize their contribution to the transaction and building the value realized in the sale of the business.  The TCA sale resulted in a net pre-tax contribution to earnings for the nine months ended September 30, 2017 of $15.7 million, or approximately $10.0 million net of tax.  Consideration received by the Company included a seller financed loan receivable in the amount of $10.5 million.

ColoEast Bankshares, Inc.

On August 1, 2016, the Company acquired ColoEast Bankshares, Inc. (“ColoEast”) and its community banking subsidiary, Colorado East Bank & Trust, which was merged into TBK Bank upon closing.  As part of the ColoEast acquisition, the Company acquired loans with a fair value of $461 million, acquired investment securities with a fair value of $162 million, and assumed $653 million of customer deposits.  When compared to the three and nine months ended September 30, 2017, the operating results for the three and nine months ended September 30, 2017 are reflective of the significantly larger assets, liabilities, personnel, and infrastructure resulting from the ColoEast acquisition, which affects comparability period over period.

Commercial Finance Product Lines

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector (though increasingly in other industries as well), our asset based lending and equipment finance products marketed under our Triumph Commercial Finance brand, the healthcare asset based lending products offered under our Triumph Healthcare Finance brand, and premium finance products marketed under our Triumph Premium Finance brand.  Our aggregate outstanding balances for these products increased from $693.7 million as of December 31, 2016 to $886.9 million as of September 30, 2017. These increases were driven by organic growth.

The following table sets forth our commercial finance product lines as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Commercial finance
Equipment	$226,120	$190,393
Asset based lending (general)	193,884	161,454
Asset based lending (healthcare)	67,889	79,668
Premium finance	57,083	23,971
Factored receivables	341,880	238,198
Total commercial finance loans	$886,856	$693,684

Financial Highlights

The Company’s key financial highlights as of and for the three and nine months ended September 30, 2017, as compared to the prior period, are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Income Statement Data:
Interest income	$45,137	$33,471	$125,007	$86,718
Interest expense	5,625	3,053	15,119	7,904
Net interest income	39,512	30,418	109,888	78,814
Provision for loan losses	572	2,819	9,697	4,247
Net interest income after provision	38,940	27,599	100,191	74,567
Gain on sale of subsidiary	—	—	20,860	—
Other noninterest income	4,171	6,099	15,798	14,748
Noninterest income	4,171	6,099	36,658	14,748
Noninterest expense	28,225	25,792	90,383	66,201
Net income before income taxes	14,886	7,906	46,466	23,114
Income tax expense	5,104	3,099	16,551	8,675
Net income	9,782	4,807	29,915	14,439
Dividends on preferred stock	(195)	(301)	(580)	(690)
Net income available to common stockholders	$9,587	$4,506	$29,335	$13,749

Per Share Data:
Basic earnings per common share	$0.48	$0.25	$1.58	$0.77
Diluted earnings per common share	$0.47	$0.25	$1.53	$0.76
Weighted average shares outstanding - basic	19,811,577	17,859,604	18,600,009	17,845,431
Weighted average shares outstanding - diluted	20,645,469	18,101,676	19,488,425	18,041,897

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.47	$0.32	$1.02	$0.84
Adjusted weighted average shares outstanding - diluted	20,645,469	18,778,027	19,488,425	18,041,897

Performance ratios - Annualized(2):
Return on average assets	1.36%	0.84%	1.46%	1.01%
Return on average total equity	10.71%	6.63%	12.44%	6.89%
Return on average common equity	10.79%	6.51%	12.58%	6.83%
Return on average tangible common equity (1)	12.28%	7.60%	14.65%	7.73%
Yield on loans	7.44%	7.42%	7.47%	7.87%
Adjusted yield on loans (1)	7.20%	7.10%	7.14%	7.42%
Cost of interest bearing deposits	0.80%	0.68%	0.75%	0.71%
Cost of total deposits	0.64%	0.57%	0.61%	0.61%
Cost of total funds	0.90%	0.61%	0.84%	0.65%
Net interest margin	5.90%	5.79%	5.82%	6.05%
Adjusted net interest margin (1)	5.69%	5.53%	5.54%	5.69%
Efficiency ratio	64.61%	70.63%	61.68%	70.76%
Adjusted efficiency ratio (1)	64.61%	66.20%	67.82%	69.03%
Net noninterest expense to average assets	3.35%	3.43%	2.63%	3.61%
Adjusted net noninterest expense to average assets (1)	3.35%	3.15%	3.40%	3.50%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2017	2016
Balance Sheet Data:
Total assets	$2,906,161	$2,641,067
Cash and cash equivalents	80,557	114,514
Investment securities	227,325	304,381
Loans held for investment, net	2,405,096	2,012,219
Total liabilities	2,520,064	2,351,722
Noninterest bearing deposits	403,643	363,351
Interest bearing deposits	1,608,902	1,652,434
FHLB advances	385,000	230,000
Subordinated notes	48,804	48,734
Junior subordinated debentures	33,047	32,740
Total stockholders’ equity	386,097	289,345
Preferred stockholders' equity	9,658	9,746
Common stockholders' equity	376,439	279,599

Per Share Data:
Book value per share	$18.08	$15.47
Tangible book value per share (1)	$16.04	$12.89
Shares outstanding end of period	20,820,900	18,078,247

Asset Quality ratios(3):
Past due to total loans	2.22%	3.61%
Nonperforming loans to total loans	1.25%	2.23%
Nonperforming assets to total assets	1.42%	1.98%
ALLL to nonperforming loans	67.33%	34.00%
ALLL to total loans	0.84%	0.76%
Net charge-offs to average loans(4)	0.22%	0.25%

Capital ratios:
Tier 1 capital to average assets	13.50%	10.85%
Tier 1 capital to risk-weighted assets	13.45%	11.85%
Common equity Tier 1 capital to risk-weighted assets	11.95%	10.18%
Total capital to risk-weighted assets	15.91%	14.60%
Total stockholders' equity to total assets	13.29%	10.96%
Tangible common stockholders' equity ratio (1)	11.66%	8.98%

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

(2)	Amounts have been annualized.
(3)	Asset quality ratios exclude loans held for sale.
(4)	Net charge-offs to average loans ratios are for the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Net income available to common stockholders	$9,587	$4,506	$29,335	$13,749
Gain on sale of subsidiary	—	—	(20,860)	—
Incremental bonus related to transaction	—	—	4,814	—
Indirect transaction costs	—	1,618	325	1,618
Tax effect of adjustments	—	(251)	5,754	(251)
Adjusted net income available to common stockholders	$9,587	$5,873	$19,368	$15,116
Dilutive effect of convertible preferred stock	195	197	580	—
Adjusted net income available to common stockholders - diluted	$9,782	$6,070	$19,948	$15,116

Weighted average shares outstanding - diluted	20,645,469	18,101,676	19,488,425	18,041,897
Adjusted effects of assumed preferred stock conversion	—	676,351	—	—
Adjusted weighted average shares outstanding - diluted	20,645,469	18,778,027	19,488,425	18,041,897
Adjusted diluted earnings per common share	$0.47	$0.32	$1.02	$0.84

Net income available to common stockholders	$9,587	$4,506	$29,335	$13,749
Average tangible common equity	309,624	235,938	267,633	237,647
Return on average tangible common equity	12.28%	7.60%	14.65%	7.73%

Adjusted efficiency ratio:
Net interest income	$39,512	$30,418	$109,888	$78,814
Noninterest income	4,171	6,099	36,658	14,748
Operating revenue	43,683	36,517	146,546	93,562
Gain on sale of subsidiary	—	—	(20,860)	—
Adjusted operating revenue	$43,683	$36,517	$125,686	$93,562

Total noninterest expense	$28,225	$25,792	$90,383	$66,201
Incremental bonus related to transaction	—	—	(4,814)	—
Indirect transaction costs	—	(1,618)	(325)	(1,618)
Adjusted noninterest expense	$28,225	$24,174	$85,244	$64,583
Adjusted efficiency ratio	64.61%	66.20%	67.82%	69.03%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$28,225	$25,792	$90,383	$66,201
Incremental bonus related to transaction	—	—	(4,814)	—
Indirect transaction costs	—	(1,618)	(325)	(1,618)
Adjusted noninterest expense	$28,225	$24,174	$85,244	$64,583

Total noninterest income	$4,171	$6,099	$36,658	$14,748
Gain on sale of subsidiary	—	—	(20,860)	—
Adjusted noninterest income	4,171	6,099	15,798	14,748
Adjusted net noninterest expenses	$24,054	$18,075	$69,446	$49,835
Average total assets	2,849,170	2,282,279	2,731,426	1,904,001
Adjusted net noninterest expense to average assets ratio	3.35%	3.15%	3.40%	3.50%

Reported yield on loans	7.44%	7.42%	7.47%	7.87%
Effect of accretion income on acquired loans	(0.24%)	(0.32%)	(0.33%)	(0.45%)
Adjusted yield on loans	7.20%	7.10%	7.14%	7.42%

Reported net interest margin	5.90%	5.79%	5.82%	6.05%
Effect of accretion income on acquired loans	(0.21%)	(0.26%)	(0.28%)	(0.36%)
Adjusted net interest margin	5.69%	5.53%	5.54%	5.69%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2017	2016
Total stockholders' equity	$386,097	$289,345
Preferred stock liquidation preference	(9,658)	(9,746)
Total common stockholders' equity	376,439	279,599
Goodwill and other intangibles	(42,452)	(46,531)
Tangible common stockholders' equity	$333,987	$233,068
Common shares outstanding	20,820,900	18,078,247
Tangible book value per share	$16.04	$12.89

Total assets at end of period	$2,906,161	$2,641,067
Goodwill and other intangibles	(42,452)	(46,531)
Tangible assets at period end	$2,863,709	$2,594,536
Tangible common stockholders' equity ratio	11.66%	8.98%

Results of Operations

Net Income

Three months ended September 30, 2017 compared with three months ended September 30, 2016. We earned net income of $9.8 million for the three months ended September 30, 2017 compared to $4.8 million for the three months ended September 30, 2016, an increase of $5.0 million.

The results for the three months ended September 30, 2016 include the results of operations of ColoEast since the August 1, 2016 acquisition date and were impacted by $1.6 million of transaction and restructuring costs associated with our acquisition of ColoEast and reported as noninterest expense.

Excluding the tax-effected impact of the 2016 ColoEast transaction costs, we earned net income of $9.8 million for the three months ended September 30, 2017 compared to an adjusted $6.1 million for the three months ended September 30, 2016, an increase of $3.7 million. The adjusted increase was primarily the result of a $9.1 million increase in net interest income and a $2.2 million reduction in the provision for loan losses, offset in part by a $1.9 million decrease in noninterest income, a $4.0 million increase in noninterest expense and a $1.7 million increase in income tax expense.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016. We earned net income of $29.9 million for the nine months ended September 30, 2017 compared to $14.4 million for the nine months ended September 30, 2016, an increase of $15.5 million.

The results for the nine months ended September 30, 2017 were impacted by our sale of TCA.  The TCA sale resulted in a gain on sale in the amount of $20.9 million included in noninterest income for the nine months ended September 30, 2017, offset by an additional $4.8 million bonus accrual and approximately $0.3 million of other indirect transaction related costs recorded in connection with the TCA sale and reported as noninterest expense.

The results for the nine months ended September 30, 2016 include the results of operations of ColoEast since the August 1, 2016 acquisition date and were impacted by $1.6 million of transaction and restructuring costs associated with our acquisition of ColoEast and reported as noninterest expense.

Excluding the tax-effected impact of the TCA sale transaction and the ColoEast transaction costs, we earned adjusted net income of $19.9 million for the nine months ended September 30, 2017 compared to $15.8 million for the nine months ended September 30, 2016, an increase of $4.1 million.  The adjusted increase was primarily the result of a $31.1 million increase in net interest income and a $1.1 million increase in noninterest income, offset in part by a $5.5 million increase in the provision for loan losses, a $20.7 million increase in noninterest expense and a $1.9 million increase in income tax expense.

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

Three months ended September 30, 2017 compared with three months ended September 30, 2016. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$111,364	$370	1.32%	$73,022	$93	0.51%
Taxable securities	211,354	1,570	2.95%	253,690	1,138	1.78%
Tax-exempt securities	25,174	85	1.34%	28,239	80	1.13%
FHLB and FRB stock	14,885	51	1.36%	9,627	16	0.66%
Loans (1)	2,295,356	43,061	7.44%	1,723,896	32,144	7.42%
Total interest earning assets	2,658,133	45,137	6.74%	2,088,474	33,471	6.38%
Noninterest earning assets:
Cash and cash equivalents	36,128			29,108
Other noninterest earning assets	154,909			164,697
Total assets	$2,849,170			$2,282,279
Interest bearing liabilities:
Deposits:
Interest bearing demand	$312,009	$137	0.17%	$280,689	$71	0.10%
Individual retirement accounts	98,713	309	1.24%	87,723	253	1.15%
Money market	201,462	118	0.23%	182,124	96	0.21%
Savings	167,908	20	0.05%	140,338	23	0.07%
Certificates of deposit	773,075	2,381	1.22%	670,372	1,839	1.09%
Brokered deposits	72,094	307	1.69%	49,964	126	1.00%
Total deposits	1,625,261	3,272	0.80%	1,411,210	2,408	0.68%
Subordinated notes	48,791	837	6.81%	—	—	0.00%
Junior subordinated debentures	32,983	495	5.95%	29,977	382	5.07%
Other borrowings	365,464	1,021	1.11%	257,358	263	0.41%
Total interest bearing liabilities	2,072,499	5,625	1.08%	1,698,545	3,053	0.72%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	398,774			283,128
Other liabilities	15,698			11,986
Total equity	362,199			288,620
Total liabilities and equity	$2,849,170			$2,282,279
Net interest income		$39,512			$30,418
Interest spread (2)			5.66%			5.66%
Net interest margin (3)			5.90%			5.79%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $39.5 million for the three months ended September 30, 2017 compared to $30.4 million for the three months ended September 30, 2016, an increase of $9.1 million, or 29.9%.

This increase in net interest income was driven by the change in average interest earning assets, which increased to $2.658 billion for the three months ended September 30, 2017 from $2.088 billion for the three months ended September 30, 2016, an increase of $570 million, or 27.3%.  This increase was partly attributable to $461 million of loans and $162 million of investment securities acquired in the ColoEast acquisition, which were outstanding for only two months during the three months ended September 30, 2016.  Additional interest income also resulted from organic growth in our loan portfolio.  Our commercial finance product lines, including our factored receivables, asset based loans, equipment finance loans, and premium finance loans all increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  Our commercial finance balances increased $249.0 million, or 39%, from $637.9 million at September 30, 2016 to $886.9 million at September 30, 2017.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.

The increase in our net interest income resulting from changes in the interest income generated by our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.625 billion for the three months ended September 30, 2017 from $1.411 billion for the three months ended September 30, 2016, an increase of $214 million, or 15.2%.  This increase was primarily due to $653 million of customer deposits assumed in the ColoEast acquisition, of which $492 million were interest bearing, and were outstanding for only two months during the three months ended September 30, 2016.  Excluding the ColoEast customer deposits, we also experienced growth in our certificates of deposit as these were used to fund our loan growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was increased to fund our loan growth.  Our mortgage warehouse facilities are included in our borrowing base with the FHLB.  Finally, we issued $50.0 million of subordinated notes on September 30, 2016 that contributed to the increase in interest expense period over period.  As the subordinated notes were issued at the end of the period, no interest was recorded on the subordinated notes in the three months ended September 30, 2016.

Net interest margin increased to 5.90% for the three months ended September 30, 2017 from 5.79% for the three months ended September 30, 2016, an increase of 11 basis points.

The increase in our net interest margin resulted in part from an increase in yields on our interest earning assets.  Our average yield on interest earning assets increased to 6.74% for the three months ended September 30, 2017 from 6.38% for the three months ended September 30, 2016, an increase of 36 basis points. The increase is primarily attributable to a change in the mix within our loan portfolio period over period.  Our higher yielding commercial finance products as a percentage of the total portfolio have increased from 33% at September 30, 2016 to 37% at September 30, 2017.    In addition, our Prime- and LIBOR-indexed floating rate loans have been adjusting higher as short term rates have risen during 2017. Offsetting these increases in part, we experienced a diminishing impact of discount accretion on the loan portfolio yield period over period.

A component of the yield on our loan portfolio consists of discount accretion on the portfolios acquired in connection with our acquisitions.  The aggregate increased yield on our loan portfolio attributable to the accretion of purchase discounts associated with our acquisitions was 24 basis points for the three months ended September 30, 2017 and 32 basis points for the three months ended September 30, 2016. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.20% and 7.10% for the three months ended September 30, 2017 and 2016, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, asset based loans, equipment finance loans, and premium finance loans.  As of September 30, 2017, there was approximately $10.8 million of purchase discount remaining, of which $9.4 million is expected to be accreted over the remaining lives of the acquired loan portfolios.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.69% and 5.53% for the three months ended September 30, 2017 and 2016, respectively.

Partially offsetting the increase in yields on our interest earning assets was an increase in our average cost of funds. Our average cost of interest bearing liabilities increased to 1.08% for the three months ended September 30, 2017 from 0.72% for the three months ended September 30, 2016, an increase of 36 basis points.  This increase was caused by an increased use of higher rate certificates of deposit to fund our growth period over period, higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the economy, and our issuance of $50.0 million of subordinated notes at an initial fixed rate of 6.50%.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017 vs. 2016
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$150	$127	$277
Taxable securities	746	(314)	432
Tax-exempt securities	15	(10)	5
FHLB and FRB stock	17	18	35
Loans	196	10,721	10,917
Total interest income	1,124	10,542	11,666
Interest bearing liabilities:
Interest bearing demand	52	14	66
Individual retirement accounts	22	34	56
Money market	11	11	22
Savings	(6)	3	(3)
Certificates of deposit	226	316	542
Brokered deposits	87	94	181
Total deposits	392	472	864
Subordinated notes	—	837	837
Junior subordinated debentures	68	45	113
Other borrowings	456	302	758
Total interest expense	916	1,656	2,572
Change in net interest income	$208	$8,886	$9,094

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$121,479	$986	1.09%	$107,322	$498	0.62%
Taxable securities	239,353	4,750	2.65%	202,983	2,848	1.87%
Tax-exempt securities	25,581	254	1.33%	10,212	93	1.22%
FHLB and FRB stock	11,295	129	1.53%	6,227	39	0.84%
Loans (1)	2,126,532	118,888	7.47%	1,413,344	83,240	7.87%
Total interest earning assets	2,524,240	125,007	6.62%	1,740,088	86,718	6.66%
Noninterest earning assets:
Cash and cash equivalents	36,897			26,049
Other noninterest earning assets	170,289			137,864
Total assets	$2,731,426			$1,904,001
Interest bearing liabilities:
Deposits:
Interest bearing demand	$326,798	$385	0.16%	$248,249	$187	0.10%
Individual retirement accounts	100,224	903	1.20%	71,297	641	1.20%
Money market	205,585	356	0.23%	139,164	230	0.22%
Savings	170,431	81	0.06%	98,714	43	0.06%
Certificates of deposit	767,680	6,682	1.16%	599,475	4,943	1.10%
Brokered deposits	69,359	791	1.52%	49,970	377	1.01%
Total deposits	1,640,077	9,198	0.75%	1,206,869	6,421	0.71%
Subordinated notes	48,767	2,508	6.88%	—	—	0.00%
Junior subordinated debentures	32,881	1,435	5.83%	26,506	996	5.02%
Other borrowings	286,910	1,978	0.92%	176,426	487	0.37%
Total interest bearing liabilities	2,008,635	15,119	1.01%	1,409,801	7,904	0.75%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	388,217			203,747
Other liabilities	12,984			10,723
Total equity	321,590			279,730
Total liabilities and equity	$2,731,426			$1,904,001
Net interest income		$109,888			$78,814
Interest spread (2)			5.61%			5.91%
Net interest margin (3)			5.82%			6.05%
(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $109.9 million for the nine months ended September 30, 2017 compared to $78.8 million for the nine months ended September 30, 2016, an increase of $31.1 million, or 39.5%.

This increase in net interest income was driven by the change in average interest earning assets, which increased to $2.524 billion for the nine months ended September 30, 2017 from $1.740 billion for the nine months ended September 30, 2016, an increase of $784 million, or 45.1%.  This increase was partly attributable to $461 million of loans and $162 million of investment securities acquired in the ColoEast acquisition, which were outstanding for only two months during the nine months ended September 30, 2016.  Additional interest income also resulted from organic growth in our loan portfolio.  Our commercial finance product lines, including our factored receivables, asset based loans, equipment finance loans, and premium finance loans all increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  Our outstanding commercial finance balances increased $249.0 million, or 39.0%, from $637.9 million at September 30, 2016 to $886.9 million at September 30, 2017.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.

The increases in our net interest income resulting from changes in the interest income generated by our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.640 billion for the nine months ended September 30, 2017 from $1.207 billion for the nine months ended September 30, 2016, an increase of $433 million, or 35.9%.  This increase was primarily due to $653 million of customer deposits assumed in the ColoEast acquisition, of which $492 million were interest bearing, and were outstanding for only two months during the nine months ended September 30, 2016.  Excluding the ColoEast customer deposits, we also experienced growth in our certificates of deposit as these higher cost deposit products were used to fund our loan growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was increased to fund our loan growth.  Our mortgage warehouse facilities are included in our borrowing base with the FHLB.  Finally, we issued $50.0 million of subordinated notes on September 30, 2016 that contributed to the increase in interest expense period over period.

Net interest margin decreased to 5.82% for the nine months ended September 30, 2017 from 6.05% for the nine months ended September 30, 2016, a decrease of 23 basis points.

The decline in our net interest margin resulted in part from a decrease in yields on our interest earning assets.  Our average yield on interest earning assets decreased to 6.62% for the nine months ended September 30, 2017 from 6.66% for the nine months ended September 30, 2016, a decrease of 4 basis points. The decrease is primarily attributable to a change in the mix within our loan portfolio period over period.  The lower yielding community banking loans acquired in the ColoEast acquisition, which were outstanding for only two months during the nine months ended September 30, 2016, resulted in our higher yielding commercial finance products as a percentage of the total portfolio decreasing on average during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2016, our higher-yielding commercial finance loans comprised approximately 40% of our loan portfolio on average.  However, during the nine months ended September 30, 2017, our higher-yielding commercial finance products comprised only 36% of our loan portfolio on average.  In addition, we experienced a diminishing impact of discount accretion on the loan portfolio yield period over period. These decreases were offset in part by our Prime- and LIBOR-indexed floating rate loans adjusting higher as short term rates have risen during 2017.

A component of the yield on our loan portfolio consists of discount accretion on the portfolios acquired in connection with our acquisitions.  The aggregate increased yield on our loan portfolio attributable to accretion of purchase discounts associated with our acquisitions was 33 basis points for the nine months ended September 30, 2017, and 45 basis points for the nine months ended September 30, 2016.   Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.14% and 7.42% for the nine months ended September 30, 2017 and 2016, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines which include our factored receivables, asset based loans, equipment finance loans, and premium finance loans.  As of September 30, 2017, there was approximately $10.8 million of purchase discount remaining, of which $9.4 million is expected to be accreted over the remaining lives of the acquired loan portfolios.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.54% and 5.69% for the nine months ended September 30, 2017 and 2016, respectively.

An increase in our average cost of funds also contributed to the decrease in our net interest margin.  Our average cost of interest bearing liabilities increased to 1.01% for the nine months ended September 30, 2017 from 0.75% for the nine months ended September 30, 2016, an increase of 26 basis points.  This increase was caused by an increased use of higher rate certificates of deposit to fund our growth period over period, higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the economy, and our issuance of $50.0 million of subordinated notes at an initial fixed rate of 6.50%.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017 vs. 2016
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$373	$115	$488
Taxable securities	1,180	722	1,902
Tax-exempt securities	8	153	161
FHLB and FRB stock	32	58	90
Loans	(4,224)	39,872	35,648
Total interest income	(2,631)	40,920	38,289
Interest bearing liabilities:
Interest bearing demand	105	93	198
Individual retirement accounts	1	261	262
Money market	11	115	126
Savings	4	34	38
Certificates of deposit	275	1,464	1,739
Brokered deposits	193	221	414
Total deposits	589	2,188	2,777
Subordinated notes	—	2,508	2,508
Junior subordinated debentures	161	278	439
Other borrowings	729	762	1,491
Total interest expense	1,479	5,736	7,215
Change in net interest income	$(4,110)	$35,184	$31,074

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

Our ALLL was $20.4 million as of September 30, 2017 versus $15.4 million as of December 31, 2016, representing an ALLL to total loans ratio of 0.84% and 0.76% respectively.

Three months ended September 30, 2017 compared with three months ended September 30, 2016.  Our provision for loan losses was $0.6 million for the three months ended September 30, 2017 compared to $2.8 million for the three months ended September 30, 2016.

The change in the provision for loan losses was the result of several factors.  We experienced $2 thousand net charge-offs in the three months ended September 30, 2017 compared to net charge-offs of $1.7 million for the same period in 2016.  Net charge-offs in the three months ended September 30, 2017 were reduced by $0.8 million of recoveries collected on two individual loan relationships charged-off in prior periods. In addition, we recorded a $0.4 million reduction in specific reserves during the three months ended September 30, 2017 compared to an increase in specific reserves of $1.0 million during the three months ended September 30, 2016.

Offsetting in part the decreased provision due to the change in net charge-offs and specific reserves, was an increase due to a higher loan portfolio growth rate period over period.  During the three months ended September 30, 2017, outstanding loans increased $130.4 million from June 30, 2017.  During the three months ended September 30, 2016, outstanding loans, excluding the $461 million acquired ColoEast portfolio, increased $88.6 million from June 30, 2016.  The larger increase in outstanding loan balances within the three months ended September 30, 2017 resulted in a higher provision for loan losses compared to the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016.  Our provision for loan losses was $9.7 million for the nine months ended September 30, 2017 compared to $4.2 million for the nine months ended September 30, 2016.

The increased provision for loan losses was primarily the result of an increase in loan charge-offs recorded during the nine months ended September 30, 2017.  We experienced higher total net charge-offs of $4.7 million in the nine months ended September 30, 2017 compared to net charge-offs of $1.9 million for the same period in 2016.  Approximately $1.4 million of the charge-offs for the nine months ended September 30, 2017 had specific reserves previously recorded.  In addition, this charge-off activity contributed to an increase in the estimate of the ALLL levels recorded against the remaining loan portfolio as a result of higher loss factors incorporated into our ALLL methodology for the nine months ended September 30, 2017. Approximately $3.1 million of the charge-offs recorded during the nine months ended September 30, 2017 were associated with two individual loan relationships that were charged-off in the first quarter of 2017.  One of the loan relationships was part of our healthcare finance unit and one was acquired in the ColoEast acquisition.

In addition, during the nine months ended September 30, 2017, outstanding loans increased $397.8 million from December 31, 2016.  During the nine months ended September 30, 2016, outstanding loans, excluding the $461 million acquired ColoEast portfolio, increased $207.2 million from December 31, 2015.  The larger increase in outstanding loan balances within the nine months ended September 30, 2017 resulted in a higher provision for loan losses compared to the nine months ended September 30, 2016.

Noninterest Income

The following table presents the major categories of noninterest income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service charges on deposits	$1,046	$984	$62	6.3%	$3,003	$2,338	$665	28.4%
Card income	956	767	189	24.6%	2,700	1,890	810	42.9%
Net OREO gains (losses) and valuation adjustments	15	63	(48)	76.2%	(86)	(1,152)	1,066	92.5%
Net gains on sale of securities	35	(68)	103	(2)	35	(63)	98	(155.6%)
Net gains on sale of loans	—	—	—	0.0%	—	16	(16)	(100.0%)
Fee income	625	655	(30)	(4.6%)	1,845	1,693	152	9.0%
Gain on sale of subsidiary	—	—	—	—	20,860	—	20,860	100.0%
Asset management fees	—	1,553	(1,553)	(100.0%)	1,717	4,787	(3,070)	(64.1%)
CLO warehouse investment income	—	657	(657)	(100.0%)	1,954	2,415	(461)	(19.1%)
Insurance commissions	826	389	437	112.3%	2,125	574	1,551	270.2%
Other	668	1,099	(431)	(39.2%)	2,505	2,250	255	11.3%
Total noninterest income	$4,171	$6,099	$(1,928)	(31.6%)	$36,658	$14,748	$21,910	148.6%

Three months ended September 30, 2017 compared with three months ended September 30, 2016. We earned noninterest income of $4.2 million for the three months ended September 30, 2017, compared to $6.1 million for the three months ended September 30, 2016.

The decrease was primarily due to a decrease in asset management fees earned due to the sale of TCA and a reduction in CLO warehouse investment income.  Changes in selected components of noninterest income in the above table are discussed below.

•

Asset Management Fees.  As a result of the sale of TCA, we no longer earn asset management fees.  As a result, there was no asset management fee income recorded for the three months ended September 30, 2017, compared to $1.6 million for the three months ended September 30, 2016.

•

Insurance Commissions.  Commissions earned by our Triumph Insurance Group subsidiary increased $0.4 million from $0.4 million for the three months ended September 30, 2016 to $0.8 million for the three months ended September 30, 2017 due to increased volumes resulting from organic growth of the business and the acquisition of Southern Transportation Insurance Agency, Ltd.

•

CLO Warehouse Investment Income.  The CLO associated with our remaining CLO warehouse investment was issued and closed in June 2017, and as a result our invested funds were returned.  At September 30, 2017 we no longer held investments in CLO warehouse entities and, absent future investments in new CLO warehouse entities, we do not expect to realize CLO warehouse investment income ongoing.  As a result, there was no CLO warehouse investment income recorded for the three months ended September 30, 2017, compared to $0.7 million for the three months ended September 30, 2016.

•

Other.  Other noninterest income decreased from $1.1 million for the three months ended September 30, 2016 to $0.7 million for the three months ended September 30, 2017.  Other noninterest income includes income for check cashing and wire transfer fees, income associated with trust activities, and bank-owned life insurance.  There were no significant increases or decreases in the components of other noninterest income period over period.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016. We earned noninterest income of $36.7 million for the nine months ended September 30, 2017, compared to $14.7 million for the nine months ended September 30, 2016. The increase in the nine months ended September 30, 2017 was impacted by the realization of the $20.9 million gain associated with the sale of TCA. Excluding the gain on sale of TCA, we earned noninterest income of $15.8 million for the nine months ended September 30, 2017, resulting in an adjusted increase in noninterest income of $1.1 million, or 7.5% period over period.

The adjusted increase was primarily due to an increase in service charges on deposits, card income, and insurance commissions.  In addition, a decrease in OREO losses contributed to the increase in noninterest income during the nine months ended September 30, 2017.  These increases in noninterest income were offset in part by a decrease in asset management fees earned due to the sale of TCA and a reduction in CLO warehouse investment income. Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased from $2.3 million for the nine months ended September 30, 2016 to $3.0 million for the nine months ended September 30, 2017.  The increase was primarily due to additional service charges associated with the increase in customer deposits due to the ColoEast acquisition.

•

Card Income.  Debit and credit card income increased from $1.9 million for the nine months ended September 30, 2016 to $2.7 million for the nine months ended September 30, 2017.  The increase was primarily due to additional customer debit and credit card activity associated with the increase in issued cards due to the ColoEast acquisition.

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

•

Asset Management Fees.  Asset management fees earned by TCA decreased from $4.8 million for the nine months ended September 30, 2016 to $1.7 million for the nine months ended September 30, 2017.  The decrease is due to the sale of TCA in the first quarter of 2017.  As a result of the sale of TCA, we no longer earn asset management fees.

•

CLO Warehouse Investment Income.  Income from our CLO warehouse equity investments decreased $0.4 million, from $2.4 million for the nine months ended September 30, 2016 to $2.0 million for the nine months ended September 30, 2017.  The CLO associated with our remaining CLO warehouse investment was issued and closed in June 2017, and as a result our invested funds were returned.  At September 30, 2017 we no longer held investments in CLO warehouse entities and, absent future investments in new CLO warehouse entities, we do not expect to realize CLO warehouse investment income ongoing.

•

Insurance Commissions.  Commissions earned by our Triumph Insurance Group subsidiary increased $1.5 million from $0.6 million for the nine months ended September 30, 2016 to $2.1 million for the nine months ended September 30, 2017 due to increased volumes resulting from organic growth of the business and the acquisition of Southern Transportation Insurance Agency, Ltd. in the third quarter of 2016.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and employee benefits	$16,717	$14,699	$2,018	13.7%	$54,687	$39,180	$15,507	39.6%
Occupancy, furniture and equipment	2,398	1,921	477	24.8%	7,105	4,937	2,168	43.9%
FDIC insurance and other regulatory assessments	294	143	151	105.6%	790	648	142	21.9%
Professional fees	1,465	1,874	(409)	(21.8%)	4,671	4,048	623	15.4%
Amortization of intangible assets	870	958	(88)	(9.2%)	2,892	2,652	240	9.0%
Advertising and promotion	804	779	25	3.2%	2,653	1,926	727	37.7%
Communications and technology	2,145	1,966	179	9.1%	6,552	4,661	1,891	40.6%
Travel and entertainment	543	615	(72)	(11.7%)	1,835	1,502	333	22.2%
Other	2,989	2,837	152	5.4%	9,198	6,647	2,551	38.4%
Total noninterest expense	$28,225	$25,792	$2,433	9.4%	$90,383	$66,201	$24,182	36.5%

Three months ended September 30, 2017 compared with three months ended September 30, 2016. Noninterest expense totaled $28.2 million for the three months ended September 30, 2017 compared to $25.8 million for the three months ended September 30, 2016.  This activity was impacted by the transaction costs incurred in the amount of $1.6 million associated with the acquisition of ColoEast in August 2016.

Excluding the ColoEast transaction costs, we incurred noninterest expense of $24.2 million for the three months ended September 30, 2016, resulting in an adjusted net increase in noninterest expense of $4.0 million period over period.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $16.7 million for the three months ended September 30, 2017 compared to $14.7 million for the three months ended September 30, 2016. This increase is attributable to several factors.  Most notably, we experienced an increase in the average size of our workforce between these periods.  Our full-time equivalent employees totaled 711 and 709 at September 30, 2017 and 2016, respectively, however our average full-time equivalent employees were 713 and 639 during the three months ended September 30, 2017 and 2016, respectively. Sources of this increased headcount were primarily employees added through the ColoEast acquisition, which were present for only two months during the three months ended September 30, 2016.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expenses. Salaries and employee benefits for the three months ended September 30, 2016 included $0.4 million of severance costs incurred as part of the ColoEast restructuring activities.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $2.4 million for the three months ended September 30, 2017 compared to $1.9 million for the three months ended September 30, 2016. This increase is primarily due to expenses associated with the infrastructure and facilities added through the ColoEast acquisition, which were operational for only two months during the three months ended September 30, 2016.  In addition, infrastructure has been expanded to support our growing business activities and workforce in 2017.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $1.5 million for the three months ended September 30, 2017 compared to $1.9 million for the three months ended September 30, 2016. The decrease is primarily attributable to $1.0 million of professional fees incurred in the three months ended September 30, 2016 associated with the ColoEast acquisition.  Our remaining ongoing external audit, legal, and consulting activities increased period over period consistent with the growth in our business activities.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016. Noninterest expense totaled $90.4 million for the nine months ended September 30, 2017 compared to $66.2 million of noninterest expense for the nine months ended September 30, 2016.  Noninterest expense was impacted by the recognition of an incremental $5.1 million of transaction related costs associated with the TCA sale in the nine months ended September 30, 2017, including $4.8 million of bonus expense for the amount paid to team members to recognize their contribution to the value realized from the TCA sale and approximately $0.3 million of other transaction related costs.  Noninterest expense for the nine months ended September 30, 2016 was impacted by the transaction costs incurred in the amount of $1.6 million associated with the acquisition of ColoEast.  Excluding the TCA sale bonus and transaction related costs and the ColoEast transaction costs, we incurred adjusted noninterest expense of $85.3 million for the nine months ended September 30, 2017 and $64.6 million for the nine months ended September 30, 2016, resulting in an adjusted net increase in noninterest expense of $20.7 million, or 32.0% period over period.

Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $54.7 million for the nine months ended September 30, 2017 compared to $39.2 million for the nine months ended September 30, 2016. This increase is partly attributable to the $4.8 million bonus expense incurred in the nine months ended September 30, 2017 associated with the TCA sale.  In addition, we experienced a significant increase in the average size of our workforce between these periods.  Our full-time equivalent employees totaled 711 and 709 at September 30, 2017 and 2016, respectively, however our average full-time equivalent employees were 709 and 543 during the nine months ended September 30, 2017 and 2016, respectively.  Sources of this increased headcount were primarily employees added through the ColoEast acquisition, which were present for only two months during the nine months ended September 30, 2016.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expenses. Salaries and employee benefits for the nine months ended September 30, 2016 included $0.4 million of severance costs incurred as part of the ColoEast restructuring activities.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $7.1 million for the nine months ended September 30, 2017 compared to $4.9 million for the nine months ended September 30, 2016. This increase is primarily due to expenses associated with the infrastructure and facilities added through the ColoEast acquisition, which were operational for only two months during the nine months ended September 30, 2016.  In addition, infrastructure has been expanded to support our growing business activities and workforce in 2017.

•

Professional Fees. Professional fees are primarily comprised of external audit, tax, consulting, and legal fees and were $4.7 million for the nine months ended September 30, 2017 compared to $4.0 million for the nine months ended September 30, 2016. Our external audit, legal, and consulting activities increased period over period consistent with the growth in our business activities.  Professional fees for the nine months ended September 30, 2016 included $1.0 million of professional fees associated with the ColoEast acquisition, which impacted the change period over period.

•

Communications and Technology. Communications and technology expenses were $6.6 million for the nine months ended September 30, 2017, compared to $4.7 million for the nine months ended September 30, 2016. The increase is attributed to increased usage and transaction volumes resulting from the ColoEast acquisition, which were present for only two months during the nine months ended September 30, 2016, as well as communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.  Communications and technology expenses for the nine months ended September 30, 2016 included $0.3 million of contract termination fees associated with ColoEast systems that are no longer utilized by our integrated organization.

•

Other. Other noninterest expenses were $9.2 million for the nine months ended September 30, 2017, compared to $6.6 million for the nine months ended September 30, 2016.   Approximately $0.3 million of transaction related costs were incurred in the nine months ended September 30, 2017 associated with the TCA sale.  The remaining increase in other noninterest expenses are generally attributable to the ColoEast acquisition as well as the impact of continued growth of our business and workforce and include increases in training and recruiting, postage, insurance, and subscription expenses.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Three months ended September 30, 2017 compared with three months ended September 30, 2016.  Income tax expense for the three months ended September 30, 2017 was $5.1 million compared to $3.1 million for the three months ended September 30, 2016. The increase in income tax expense period over period is consistent with the increase in pre-tax income in the three months ended September 30, 2017.  The effective tax rate for the three months ended September 30, 2017 was 34% compared to 39% for the three months ended September 30, 2016.  The effective tax rate for the three months ended September 30, 2017 reflects a reduction in various state statutory income tax rates and apportionment during the period.  The effective tax rate for the three months ended September 30, 2016 reflected the increase in non-deductible direct transaction costs associated with the ColoEast acquisition.  Approximately $1.0 million of direct ColoEast transaction costs were deemed non-deductible for income tax purposes.  Excluding the impact of the ColoEast transaction costs, our effective tax rate for the three months ended September 30, 2016 was 36%.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016.  Income tax expense was $16.6 million for the nine months ended September 30, 2017 compared to $8.7 million for the nine months ended September 30, 2016. The increase in income tax expense period over period is consistent with the increase in pre-tax income in the nine months ended September 30, 2017.  The effective tax rate for the nine months ended September 30, 2017 was 36% compared to 38% for the nine months ended September 30, 2016.  The effective tax rate for the nine months ended September 30, 2017 was impacted by $0.3 million of excess tax benefits recognized in the nine months ended September 30, 2017 associated with the vesting of share-based payment awards.  The tax benefits of exercised or vested awards are treated as discreet items in the period in which they occur.  In addition, the effective tax rate for the nine months ended September 30, 2017 reflects a reduction in certain state statutory income tax rates and apportionment during the period.  The effective tax rate for the nine months ended September 30, 2016 reflected the increase in non-deductible direct transaction costs associated with the ColoEast acquisition.  Approximately $1.0 million of direct ColoEast transaction costs were deemed non-deductible for income tax purposes.  Excluding the impact of the ColoEast transaction costs, our effective tax rate for the nine months ended September 30, 2016 was 36%.

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

Three months ended September 30, 2017 compared with three months ended September 30, 2016. The following tables present our primary operating results for our operating segments as of and for the three month periods ended September 30, 2017 and 2016, respectively.

(Dollars in thousands)			Asset
Three Months Ended September 30, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$32,973	$11,736	$—	$428	$45,137
Intersegment interest allocations	2,193	(2,193)	—	—	—
Total interest expense	4,294	—	—	1,331	5,625
Net interest income (expense)	30,872	9,543	—	(903)	39,512
Provision for loan losses	(69)	649	—	(8)	572
Net interest income after provision	30,941	8,894	—	(895)	38,940
Noninterest income	3,498	774	—	(101)	4,171
Noninterest expense	21,984	5,600	—	641	28,225
Operating income (loss)	$12,455	$4,068	$—	$(1,637)	$14,886

(Dollars in thousands)			Asset
Three Months Ended September 30, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$24,863	$8,465	$61	$82	$33,471
Intersegment interest allocations	1,251	(1,251)	—	—	—
Total interest expense	2,671	—	—	382	3,053
Net interest income (expense)	23,443	7,214	61	(300)	30,418
Provision for loan losses	2,861	33	—	(75)	2,819
Net interest income after provision	20,582	7,181	61	(225)	27,599
Noninterest income	3,147	680	1,534	738	6,099
Noninterest expense	19,000	4,984	1,259	549	25,792
Operating income (loss)	$4,729	$2,877	$336	$(36)	$7,906

(Dollars in thousands)			Asset
September 30, 2017	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,852,651	$327,194	$—	$493,335	$(767,019)	$2,906,161
Gross loans	$2,331,514	$315,742	$—	$12,737	$(234,530)	$2,425,463

(Dollars in thousands)			Asset
December 31, 2016	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,588,509	$223,994	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans	$1,961,552	$212,784	$—	$1,866	$(148,578)	$2,027,624

Banking

(Dollars in thousands)	Three Months Ended September 30,
Banking	2017	2016	$ Change	% Change
Total interest income	$32,973	$24,863	$8,110	32.6%
Intersegment interest allocations	2,193	1,251	942	75.3%
Total interest expense	4,294	2,671	1,623	60.8%
Net interest income (expense)	30,872	23,443	7,429	31.7%
Provision for loan losses	(69)	2,861	(2,930)	(102.4%)
Net interest income (expense) after provision	30,941	20,582	10,359	50.3%
Noninterest income	3,498	3,147	351	11.2%
Noninterest expense	21,984	19,000	2,984	15.7%
Operating income (loss)	$12,455	$4,729	$7,726	163.4%

Our Banking segment’s operating income totaled $12.5 million for the three months ended September 30, 2017 compared to operating income of $4.7 million for the three months ended September 30, 2016. We experienced increases in net interest income and noninterest income, as well as a reduction in the provision for loan losses period over period. These increases were offset in part by an increase in noninterest expenses for the three months ended September 30, 2017.

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, asset based loans, and premium finance loans.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.  In addition, we acquired $461 million of loans and $162 million of investment securities in our Banking segment as part of the ColoEast acquisition, which were outstanding for only two months during the three months ended September 30, 2016.  Outstanding loans grew 23% from $1.895 billion as of September 30, 2016 to $2.332 billion as of September 30, 2017.

Our provision for loan losses was $(0.1) million for the three months ended September 30, 2017 compared with $2.9 million for the three months ended September 30, 2016.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics. Finally, loan loss valuation allowances and charge-offs are recorded on specific at-risk balances, typically consisting of impaired loans.  We experienced a $0.1 million net recovery in our Banking segment in the three months ended September 30, 2017 compared to net charge-offs of $1.4 million for the same period in 2016.  Net recoveries in the three months ended September 30, 2017 were primarily the result of $0.8 million of recoveries collected on two individual loan relationships charged-off in prior periods. In addition, we recorded a $0.4 million reduction in specific reserves during the three months ended September 30, 2017 compared to an increase in specific reserves of $0.8 million during the three months ended September 30, 2016.

Offsetting in part the decreased provision due to the change in net charge-offs and specific reserves, was an increase due to a higher loan portfolio growth rate period over period.  During the three months ended September 30, 2017, outstanding loans increased $124.6 million from June 30, 2017.  During the three months ended September 30, 2016, outstanding loans, excluding the $461 million acquired ColoEast portfolio, increased $96.3 million from June 30, 2016.  The larger increase in outstanding loan balances within the three months ended September 30, 2017 resulted in a higher provision for loan losses compared to the three months ended September 30, 2016.

Noninterest income was $3.5 million for the three months ended September 30, 2017 compared to $3.1 million for the three months ended September 30, 2016. The increase is primarily due to commissions earned by our Triumph Insurance Group subsidiary, which is reported within our Banking segment.  Insurance commissions increased $0.4 million from $0.4 million for the three months ended September 30, 2016 to $0.8 million for the three months ended September 30, 2017 due to increased volumes due to organic growth of the business and the acquisition of Southern Transportation Insurance Agency, Ltd. in the third quarter of 2016.

Noninterest expense was $22.0 million for the three months ended September 30, 2017, compared with $19.0 million for the three months ended September 30, 2016.  This increase includes incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisition of ColoEast, which were present for only two months during the three months ended September 30, 2016, as well as personnel, facilities and infrastructure to support the continued growth in our commercial finance asset based lending and equipment lending. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expenses contributed to the increase.  Noninterest expense for the three months ended September 30, 2016 also included $1.6 million of acquisition-related transaction costs incurred as part of the ColoEast acquisition.

Factoring

(Dollars in thousands)	Three Months Ended September 30,
Factoring	2017	2016	$ Change	% Change
Total interest income	$11,736	$8,465	$3,271	38.6%
Intersegment interest allocations	(2,193)	(1,251)	(942)	75.3%
Total interest expense	—	—	—	—
Net interest income (expense)	9,543	7,214	2,329	32.3%
Provision for loan losses	649	33	616	1866.7%
Net interest income (expense) after provision	8,894	7,181	1,713	23.9%
Noninterest income	774	680	94	13.8%
Noninterest expense	5,600	4,984	616	12.4%
Operating income (loss)	$4,068	$2,877	$1,191	41.4%

Our Factoring segment’s operating income for the three months ended September 30, 2017 was $4.1 million, compared with $2.9 million for the three months ended September 30, 2016. We experienced increases in net interest income and noninterest income period over period. These increases were offset in part by an increase in the provision for loan losses and noninterest expenses for the three months ended September 30, 2017.

Factored receivables in our Factoring segment grew 66% from $190.1 million as of September 30, 2016 to $315.7 million as of September 30, 2017. Our average number of clients increased from 2,330 for the three months ended September 30, 2016 to 2,835 for the three months ended September 30, 2017 and the corresponding factored accounts receivable purchases increased from $488.1 million during the three months ended September 30, 2016 to $732.4 million during the three months ended September 30, 2017.  Our average invoice size increased 19% from $1,291 for the three months ended September 30, 2016 to $1,537 for the three months ended September 30, 2017, and the number of invoices purchased increased 26% period over period.

Net interest income was $9.5 million for the three months ended September 30, 2017 compared to $7.2 million for the three months ended September 30, 2016. Net interest income increased due to a 43% increase in overall average net funds employed from $181.6 million for the three months ended September 30, 2016 to $260.4 million for the three months ended September 30, 2017.  This increase in net interest income is offset in part by pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment.  In addition, a change in the mix within our factored receivables portfolio period over period contributed to the partially offsetting decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 84% at September 30, 2017 compared to 87% at September 30, 2016 as we continued to expand our non-transportation factoring product lines throughout 2016 and into 2017.

Our provision for loan losses was $0.6 million for the three months ended September 30, 2017 compared with $0.03 million for the three months ended September 30, 2016.  The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  During the three months ended September 30, 2017 factored receivables increased approximately $47 million from June 30, 2017.  During the three months ended September 30, 2016, factored receivables actually decreased approximately $16 million from June 30, 2016.  The larger increase in factored receivable balances within the three month period ended September 30, 2017 resulted in a higher provision for loan losses compared to the three months ended September 30, 2016.

Noninterest income was $0.8 million for the three months ended September 30, 2017 compared to $0.7 million for the three months ended September 30, 2016.  The increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $5.6 million for the three months ended September 30, 2017 compared with $5.0 million for the three months ended September 30, 2016, driven primarily by increased personnel, operating, and technology costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period.

Corporate

(Dollars in thousands)	Three Months Ended September 30,
Corporate	2017	2016	$ Change	% Change
Total interest income	$428	$82	$346	422.0%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,331	382	949	248.4%
Net interest income (expense)	(903)	(300)	(603)	201.0%
Provision for loan losses	(8)	(75)	67	89.3%
Net interest income (expense) after provision	(895)	(225)	(670)	297.8%
Noninterest income	(101)	738	(839)	(113.7%)
Noninterest expense	641	549	92	16.8%
Operating income (loss)	$(1,637)	$(36)	$(1,601)	4447.2%

The Corporate segment’s operating loss totaled $1.7 million for the three months ended September 30, 2017, compared with an operating loss of $0.04 million for the three months ended September 30, 2016.  The increase in the operating loss for the three months ended September 30, 2017 is primarily due to a decrease in noninterest income associated with CLO warehouse investments.  The CLO associated with our remaining CLO warehouse investment was issued and closed in June 2017, and as a result our invested funds were returned.  At September 30, 2017 we no longer held investments in CLO warehouse entities and, absent future investments in new CLO warehouse entities, we do not expect to realize CLO warehouse investment income ongoing.  As a result, there was no CLO warehouse investment income recorded for the three months ended September 30, 2017.  In addition, we issued $50.0 million of subordinated notes on September 30, 2016 that contributed to the increase in interest expense period over period in the Corporate segment.  As the subordinated notes were issued at the end of the period, no interest was recorded on the subordinated notes in the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016. The following tables present our primary operating results for our operating segments as of and for the nine months ended September 30, 2017 and 2016, respectively.

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$93,204	$30,828	$3	$972	$125,007
Intersegment interest allocations	5,211	(5,211)	—	—	—
Total interest expense	11,177	—	—	3,942	15,119
Net interest income (expense)	87,238	25,617	3	(2,970)	109,888
Provision for loan losses	7,571	2,042	—	84	9,697
Net interest income after provision	79,667	23,575	3	(3,054)	100,191
Gain on sale of subsidiary	—	—	—	20,860	20,860
Other noninterest income	10,604	2,203	1,717	1,274	15,798
Noninterest expense	65,171	16,677	1,456	7,079	90,383
Operating income (loss)	$25,100	$9,101	$264	$12,001	$46,466

(Dollars in thousands)			Asset
Nine Months Ended September 30, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$62,399	$23,589	$125	$605	$86,718
Intersegment interest allocations	3,351	(3,351)	—	—	—
Total interest expense	6,908	—	—	996	7,904
Net interest income (expense)	58,842	20,238	125	(391)	78,814
Provision for loan losses	4,128	118	—	1	4,247
Net interest income after provision	54,714	20,120	125	(392)	74,567
Noninterest income	5,984	1,622	4,819	2,323	14,748
Noninterest expense	45,987	14,519	3,818	1,877	66,201
Operating income (loss)	$14,711	$7,223	$1,126	$54	$23,114

(Dollars in thousands)			Asset
September 30, 2017	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,852,651	$327,194	$—	$493,335	$(767,019)	$2,906,161
Gross loans	$2,331,514	$315,742	$—	$12,737	$(234,530)	$2,425,463

(Dollars in thousands)			Asset
December 31, 2016	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,588,509	$223,994	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans	$1,961,552	$212,784	$—	$1,866	$(148,578)	$2,027,624

Banking

(Dollars in thousands)	Nine Months Ended September 30,
Banking	2017	2016	$ Change	% Change
Total interest income	$93,204	$62,399	$30,805	49.4%
Intersegment interest allocations	5,211	3,351	1,860	55.5%
Total interest expense	11,177	6,908	4,269	61.8%
Net interest income (expense)	87,238	58,842	28,396	48.3%
Provision for loan losses	7,571	4,128	3,443	83.4%
Net interest income (expense) after provision	79,667	54,714	24,953	45.6%
Gain on sale of subsidiary	—	—	—	—
Other noninterest income	10,604	5,984	4,620	77.2%
Noninterest expense	65,171	45,987	19,184	41.7%
Operating income (loss)	$25,100	$14,711	$10,389	70.6%

Our Banking segment’s operating income totaled $25.1 million for the nine months ended September 30, 2017 compared to operating income of $14.7 million for the nine months ended September 30, 2016. We experienced an increase in net interest income and noninterest income for the nine months ended September 30, 2017.  This increase in operating income was partially offset by an increase in the provision for loan losses and an increase in noninterest expense period over period.

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, general asset based loans, healthcare asset based loans, and premium finance loans.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.  In addition, we acquired $461 million of loans and $162 million of investment securities in our Banking segment as part of the ColoEast acquisition, which were outstanding for only two months during the nine months ended September 30, 2016.  Outstanding loans in our Banking segment grew 23% from $1.895 billion as of September 30, 2016 to $2.332 billion as of September 30, 2017.

Our provision for loan losses was $7.6 million for the nine months ended September 30, 2017 compared with $4.1 million for the nine months ended September 30, 2016.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly. In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics.  Finally, loan loss valuation allowances and charge-offs are recorded on specific at-risk balances, typically consisting of impaired loans.  The increased provision for loan losses was primarily the result of an increase in loan charge-offs recorded during the nine months ended September 30, 2017.  We experienced higher total net charge-offs of $3.7 million in our Banking segment in the nine months ended September 30, 2017 compared to net charge-offs of $1.3 million for the same period in 2016.  Approximately $1.4 million of the charge-offs for the nine months ended September 30, 2017 had specific reserves previously recorded.  In addition, this charge-off activity contributed to an increase in the estimate of the ALLL levels recorded against the remaining loan portfolio as a result of higher loss factors incorporated into our ALLL methodology for the nine months ended September 30, 2017. Approximately $3.1 million of the charge-offs recorded during the nine months ended September 30, 2017 were associated with two individual loan relationships that were charged-off in the first quarter of 2017.  One of the loan relationships was part of our healthcare finance unit and one was acquired in the ColoEast acquisition.

In addition, during the nine months ended September 30, 2017 outstanding loans in our Banking segment increased $370.0 million from December 31, 2016.  During the nine months ended September 30, 2016, outstanding loans in our Banking segment, excluding the $461 million acquired ColoEast portfolio, increased $211.6 million from December 31, 2015.  The larger increase in outstanding balances within the nine months ended September 30, 2017 contributed to a higher provision for loan losses compared to the nine months ended September 30, 2016.

Noninterest income was $10.6 million for the nine months ended September 30, 2017 compared to $6.0 million for the nine months ended September 30, 2016. Commissions earned by our Triumph Insurance Group subsidiary, which is reported within our Banking segment, increased $1.5 million from $0.6 million for the nine months ended September 30, 2016 to $2.1 million for the nine months ended September 30, 2017 due to increased volumes due to organic growth of the business and the acquisition of Southern Transportation Insurance Agency, Ltd. in the third quarter of 2016.  In addition, we recorded a $1.2 million OREO write-down in the nine months ended September 30, 2016 related to a branch facility transferred to OREO that was no longer being actively operated, which reduced noninterest income during that period.  The remaining increase was primarily due to additional service charges and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the ColoEast acquisition.  In addition, other sources of noninterest income, such as check cashing fees, wire transfer fees, and trust activities increased due to incremental transaction volumes associated with the ColoEast acquisition.

Noninterest expense was $65.2 million for the nine months ended September 30, 2017, compared with $46.0 million for the nine months ended September 30, 2016.  This increase includes incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisition of ColoEast, as well as personnel, facilities and infrastructure to support the continued growth in our commercial finance asset based lending and equipment lending. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expenses contributed to the increase.  Noninterest expense for the nine months ended September 30, 2016 also included $1.6 million of acquisition-related transaction costs incurred as part of the ColoEast acquisition.

Factoring

(Dollars in thousands)	Nine Months Ended September 30,
Factoring	2017	2016	$ Change	% Change
Total interest income	$30,828	$23,589	$7,239	30.7%
Intersegment interest allocations	(5,211)	(3,351)	(1,860)	55.5%
Total interest expense	—	—	—	—
Net interest income (expense)	25,617	20,238	5,379	26.6%
Provision for loan losses	2,042	118	1,924	1630.5%
Net interest income (expense) after provision	23,575	20,120	3,455	17.2%
Gain on sale of subsidiary	—	—	—	—
Other noninterest income	2,203	1,622	581	35.8%
Noninterest expense	16,677	14,519	2,158	14.9%
Operating income (loss)	$9,101	$7,223	$1,878	26.0%

Our Factoring segment’s operating income for the nine months ended September 30, 2017 was $9.1 million, compared with $7.2 million for the nine months ended September 30, 2016. We experienced increases in net interest income and noninterest income period over period. These increases were offset in part by an increase in the provision for loan losses and noninterest expenses for the nine months ended September 30, 2017.

Factored receivables in our Factoring segment grew 66% from $190.1 million as of September 30, 2016 to $315.7 million as of September 30, 2017. Our average number of clients increased from 2,217 for the nine months ended September 30, 2016 to 2,650 for the nine months ended September 30, 2017 and the corresponding factored accounts receivable purchases increased from $1.304 billion during the nine months ended September 30, 2016 to $1.893 billion during the nine months ended September 30, 2017.  Our average invoice size increased 13% from $1,282 for the nine months ended September 30, 2016 to $1,453 for the nine months ended September 30, 2017, and the number of invoices purchased increased 28% period over period.

Net interest income was $25.6 million for the nine months ended September 30, 2017 compared to $20.2 million for the nine months ended September 30, 2016. Net interest income increased due to a 35% increase in overall average net funds employed from $163.9 million for the nine months ended September 30, 2016 to $221.6 million for the nine months ended September 30, 2017.  This increase in net interest income is offset in part by pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment.  In addition, a change in the mix within our factored receivables portfolio period over period contributed to the partially offsetting decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 84% at September 30, 2017 compared to 87% at September 30, 2016 as we continued to expand our non-transportation factoring product lines throughout 2016 and into 2017.

Our provision for loan losses was $2.0 million for the nine months ended September 30, 2017 compared with $0.1 million for the nine months ended September 30, 2016. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  During the nine months ended September 30, 2017 factored receivables at our Factoring segment increased approximately $103 million from December 31, 2016.  During the nine months ended September 30, 2016, factored receivables at our Factoring segment increased approximately $4 million from December 31, 2015.  The higher increase in factored receivable balances within the nine months ended September 30, 2017 contributed to a higher provision for loan losses compared to the nine months ended September 30, 2016.

Noninterest income was $2.2 million for the nine months ended September 30, 2017 compared to $1.6 million for the nine months ended September 30, 2016.  The increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $16.7 million for the nine months ended September 30, 2017 compared with $14.5 million for the nine months ended September 30, 2016, driven primarily by increased personnel, operating, and technology costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period.

Corporate

(Dollars in thousands)	Nine Months Ended September 30,
Corporate	2017	2016	$ Change	% Change
Total interest income	$972	$605	$367	60.7%
Intersegment interest allocations	—	—	—	—
Total interest expense	3,942	996	2,946	295.8%
Net interest income (expense)	(2,970)	(391)	(2,579)	659.6%
Provision for loan losses	84	1	83	8300.0%
Net interest income (expense) after provision	(3,054)	(392)	(2,662)	679.1%
Gain on sale of subsidiary	20,860	—	20,860	100.0%
Other noninterest income	1,274	2,323	(1,049)	(45.2%)
Noninterest expense	7,079	1,877	5,202	277.1%
Operating income (loss)	$12,001	$54	$11,947	22124.1%

The Corporate segment’s operating income totaled $12.0 million for the nine months ended September 30, 2017, compared with operating income of $0.1 million for the nine months ended September 30, 2016.  The increase in the operating income is primarily due to the net impact of the TCA sale transaction recorded during the nine months ended September 30, 2017.  As TCA was a wholly owned subsidiary of our parent company, the $20.9 million gain on sale of TCA was reported as noninterest income and the $5.1 million of bonus expense and transaction related costs associated with the TCA sale were reported as noninterest expense in the Corporate segment.  Excluding the impact of the TCA sale, the Corporate segment reported an operating loss of $3.8 million for the nine months ended September 30, 2017, primarily due to an increase in interest expense resulting from our subordinated notes offering in the third quarter of 2016.  In addition, noninterest income from our CLO warehouse equity investments decreased $0.4 million, from $2.4 million for the nine months ended September 30, 2016 to $2.0 million for the nine months ended September 30, 2017.  The CLO associated with our remaining CLO warehouse investment was issued and closed in June 2017, and as a result our invested funds were returned.  At September 30, 2017 we no longer held investments in CLO warehouse entities and, absent future investments in new CLO warehouse entities, we do not expect to realize CLO warehouse investment income ongoing.

Financial Condition

Assets

Total assets were $2.906 billion at September 30, 2017, compared to $2.641 billion at December 31, 2016, an increase of $265 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $2.425 billion at September 30, 2017, compared with $2.028 billion at December 31, 2016.

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

The following table shows our total loan portfolio by portfolio segments as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$574,530	24%	$442,237	22%
Construction, land development, land	141,368	6%	109,812	5%
1-4 family residential properties	96,032	4%	104,974	5%
Farmland	130,471	5%	141,615	7%
Commercial	890,372	37%	778,643	39%
Factored receivables	341,880	14%	238,198	12%
Consumer	30,093	1%	29,764	1%
Mortgage warehouse	220,717	9%	182,381	9%
Total Loans	$2,425,463	100%	$2,027,624	100%

Commercial Real Estate Loans. Our commercial real estate loans were $574.5 million at September 30, 2017, an increase of $132.3 million from $442.2 million at December 31, 2016, due primarily to new loan origination activity during the nine months ended September 30, 2017. We have recently allocated internal resources to focus on and source additional commercial real estate opportunities on a nationwide basis.

Construction and Development Loans. Our construction and development loans were $141.4 million at September 30, 2017, an increase of $31.6 million from $109.8 million at December 31, 2016, due to new loan activity for the period.

Residential Real Estate Loans. Our one-to-four family residential loans were $96.0 million at September 30, 2017, a decrease of $9.0 million from $105.0 million at December 31, 2016, due primarily to paydowns in excess of new loan activity for the period.  As previously discussed, we made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  As a result, we expect our residential real estate loan balances to continue to decline as existing loans payoff.  The decrease was offset in part by an increase in home equity lines of credit originated during the period and reported in this loan classification.

Farmland Loans. Our farmland loans were $130.5 million at September 30, 2017, a decrease of $11.1 compared to $141.6 million at December 31, 2016, due to paydowns in excess of new loan origination activity during the nine months ended September 30, 2017.

Commercial Loans. Our commercial loans held for investment were $890.4 million at September 30, 2017 an increase of $111.8 million from $778.6 million at December 31, 2016.  The increase in commercial loans was driven by growth in the asset based and equipment finance loans originated under our Triumph Commercial Finance brand as we continue to execute on our growth strategy for such products. In addition, premium finance loans originated under our Triumph Premium Finance brand continued to grow during the period.  Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased from $215.0 million at December 31, 2016 to $245.4 million at September 30, 2017 as a result of new originations in our community banking markets in excess of paydowns as we continue to focus on lending activities to support businesses within our local communities. This increase also included the $10.5 million seller financed loan receivable associated with the TCA sale on March 31, 2017.

The following table shows our commercial loans as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Commercial
Equipment	$226,120	$190,393
Asset based lending (general)	193,884	161,454
Asset based lending (healthcare)	67,889	79,668
Premium finance	57,083	23,971
Agriculture	99,975	108,197
Other commercial lending	245,421	214,960
Total commercial loans	$890,372	$778,643

Factored Receivables. Our factored receivables were $341.9 million at September 30, 2017, an increase of $103.7 million from $238.2 million at December 31, 2016 as we continue to execute on our growth strategy for this product at Triumph Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.  Purchase volume at Triumph Business Capital was $1.893 billion during the nine months ended September 30, 2017 and Triumph Commercial Finance recorded purchase volume of $144 million for the nine months ended September 30, 2017.

Consumer Loans. Our consumer loans were $30.1 million at September 30, 2017, an increase of $0.3 compared to $29.8 million at December 31, 2016, due to new loan origination activity in excess of paydowns during the nine months ended September 30, 2017.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $220.7 million at September 30, 2017, an increase of $38.3 million from $182.4 million at December 31, 2016. The increase was due to in part to new clients added during the period.  In addition, higher utilization of our existing clients’ mortgage warehouse facilities contributed to the increase.  Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of September 30, 2017.

	September 30, 2017
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$82,174	$350,039	$142,317	$574,530
Construction, land development, land	50,258	64,348	26,762	141,368
1-4 family residential properties	6,174	33,214	56,644	96,032
Farmland	14,243	27,243	88,985	130,471
Commercial	345,577	487,151	57,644	890,372
Factored receivables	341,880	—	—	341,880
Consumer	2,526	10,033	17,534	30,093
Mortgage warehouse	220,717	—	—	220,717
	$1,063,549	$972,028	$389,886	$2,425,463

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$756,377	$145,538
Floating interest rates		215,651	244,348
Total		$972,028	$389,886

As of September 30, 2017, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (25%), Illinois (20%), Colorado (19%), and Iowa (7%) make up 71% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2016, the states of Texas (23%), Colorado (22%), Illinois (21%) and Iowa (7%) made up 73% of the Company’s gross loans, excluding factored receivables.

Further, a majority (77%) of our factored receivables, representing approximately 11% of our total loan portfolio as of September 30, 2017, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2016, 77% of our factored receivables, representing approximately 9% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

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

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Nonperforming loans:
Commercial real estate	$843	$1,456
Construction, land development, land	136	362
1-4 family residential properties	1,918	1,039
Farmland	3,241	1,334
Commercial	20,814	30,640
Factored receivables	1,594	2,153
Consumer	162	89
Mortgage warehouse	—	—
Purchased credit impaired	1,540	8,233
Total nonperforming loans	30,248	45,306
Other real estate owned, net	10,753	6,077
Other repossessed assets	208	817
Total nonperforming assets	$41,209	$52,200

Nonperforming assets to total assets	1.42%	1.98%
Nonperforming loans to total loans held for investment	1.25%	2.23%
Total past due loans to total loans held for investment	2.22%	3.61%

We had $30.2 million and $45.3 million in nonperforming loans, including nonaccrual PCI loans, as of September 30, 2017 and December 31, 2016, respectively. This represents a decrease of $15.1 million, or 33%.  Nonperforming loans decreased from December 31, 2016 to September 30, 2017, primarily due to the paydown and/or payoff of certain nonperforming loans, the charge-off of a $2.7 million nonperforming commercial finance loan that was part of our healthcare finance unit, and the foreclosure and transfer of a $7.1 million nonperforming asset based lending relationship.  Of the $7.1 million foreclosed asset based loan balance, $5.6 million was collateralized by real estate that was transferred to OREO and the remaining $1.5 million was collateralized by equipment that was transferred to other repossessed assets and subsequently sold.

As a result of the above activity, combined with the organic growth of our loan portfolio during the period, the ratio of nonperforming loans to total loans decreased to 1.25% at September 30, 2017 compared to 2.23% at December 31, 2016, and, offset in part with the increase in our OREO balances, our ratio of nonperforming assets to total assets decreased to 1.42% at September 30, 2017 compared to 1.98% at December 31, 2016.

We experienced a decrease in our total past due loans to total loans during the nine months ended September 30, 2017 to 2.22% from 3.61% at December 31, 2016.  This decrease was partially due to the decline in the nonperforming loans described above as well as other payment performance improvements.  In addition, our organic loan growth during the period contributed to the decrease in the past due ratio.

Our OREO as of September 30, 2017 totaled $10.8 million, an increase of $4.7 million from $6.1 million as of December 31, 2016.  Other repossessed assets as of September 30, 2017 totaled $0.2 million, a decrease of $0.6 million from $0.8 million as of December 31, 2016.  These changes were primarily due to OREO with a fair value of $5.6 million and equipment with a fair value of $1.5 million acquired via the $7.1 million asset based loan foreclosure described above.  The $1.5 million of equipment initially acquired was subsequently sold at auction.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At September 30, 2017 and December 31, 2016, we had $20.9 million and $20.1 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at September 30, 2017 and December 31, 2016 were graded as “substandard”.

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

The following table sets forth the ALLL by category of loan:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$2,564	24%	0.45%	$1,813	22%	0.41%
Construction, land development, land	1,125	6%	0.80%	465	5%	0.42%
1-4 family residential properties	282	4%	0.29%	253	5%	0.24%
Farmland	239	5%	0.18%	170	7%	0.12%
Commercial	10,148	37%	1.14%	8,014	39%	1.03%
Factored receivables	5,046	14%	1.48%	4,088	12%	1.72%
Consumer	743	1%	2.47%	420	1%	1.41%
Mortgage warehouse	220	9%	0.10%	182	9%	0.10%
Total Loans	$20,367	100%	0.84%	$15,405	100%	0.76%

From December 31, 2016 to September 30, 2017, the ALLL increased from $15.4 million or 0.76% of total loans to $20.4 million or 0.84% of total loans. The increase in ALLL was primarily driven by the $4.7 million of net charge-offs recorded during the nine months ended September 30, 2017 which increased the reserve levels recorded against the remaining loan portfolio as a result of higher loss and credit risk factors incorporated into our ALLL methodology during the nine months ended September 30, 2017.  The change in our ALLL factors due primarily to this charge-off activity contributed approximately $1.7 million to the increase in ALLL during the period.  In addition, approximately $3.4 million of general ALLL was added during the nine months ended September 30, 2017 to as a result of organic loan growth.  Our outstanding loans increased $397.8 million from December 31, 2016.  The increase in outstanding loan balances within the nine months ended September 30, 2017 resulted in a higher ALLL requirement.

The following table presents the unpaid principal and recorded investment for loans at September 30, 2017. The difference between the unpaid principal balance and recorded investment is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $10.8 million, of which approximately $9.4 million is expected to be accretable into income over the remaining lives of the acquired loans, and (2) net deferred origination costs and fees totaling $3.6 million. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
September 30, 2017	Investment	Principal	Difference
Commercial real estate	$574,530	$579,896	$(5,366)
Construction, land development, land	141,368	143,200	(1,832)
1-4 family residential properties	96,032	97,469	(1,437)
Farmland	130,471	131,528	(1,057)
Commercial	890,372	893,268	(2,896)
Factored receivables	341,880	343,684	(1,804)
Consumer	30,093	30,110	(17)
Mortgage warehouse	220,717	220,717	—
	$2,425,463	$2,439,872	$(14,409)

At September 30, 2017 and December 31, 2016, we had on deposit $31.8 million and $23.6 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the three and nine months ended September 30, 2017 and 2016, and the effects of those items on our ALLL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$19,797	$13,772	$15,405	$12,567
Loans charged-off:
Commercial real estate	—	(4)	(137)	(5)
Construction, land development, land	—	—	(582)	—
1-4 family residential properties	(1)	—	(29)	(63)
Farmland	—	—	—	—
Commercial	(755)	(1,615)	(3,833)	(1,784)
Factored receivables	(136)	(285)	(1,102)	(743)
Consumer	(270)	(68)	(877)	(223)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(1,162)	$(1,972)	$(6,560)	$(2,818)
Recoveries of loans charged-off:
Commercial real estate	—	1	—	15
Construction, land development, land	—	7	7	7
1-4 family residential properties	23	6	42	82
Farmland	—	—	—	—
Commercial	929	217	1,307	648
Factored receivables	30	33	82	102
Consumer	178	29	387	62
Mortgage warehouse	—	—	—	—
Total loans recoveries	$1,160	$293	$1,825	$916
Net loans charged-off	$(2)	$(1,679)	$(4,735)	$(1,902)
Provision for (reversal of) loan losses:
Commercial real estate	58	123	888	413
Construction, land development, land	210	44	1,235	(142)
1-4 family residential properties	111	(10)	16	(38)
Farmland	(22)	(22)	69	(13)
Commercial	(629)	2,521	4,660	3,680
Factored receivables	645	(7)	1,978	77
Consumer	208	114	813	313
Mortgage warehouse	(9)	56	38	(43)
Total provision for loan losses	$572	$2,819	$9,697	$4,247
Balance at end of period	$20,367	$14,912	$20,367	$14,912

Average total loans held for investment	$2,295,356	$1,723,722	$2,126,532	$1,413,030
Net charge-offs to average total loans held for investment	0.00%	0.10%	0.22%	0.13%
Allowance to total loans held for investment	0.84%	0.76%	0.84%	0.76%

Net loans charged off for the three and nine months ended September 30, 2017 were $2 thousand and $4.7 million, respectively, compared to net loans charged off of $1.7 million and $1.9 million, respectively, for the three and nine months ended September 30, 2016. The commercial loan charge-off activity during the nine months ended September 30, 2017 was primarily due to the $2.7 million charge-off of the individual healthcare finance client relationship previously discussed.  Net charge-offs as a percentage of average total loans held for investment were 0.00% and 0.22% for the three and nine months ended September 30, 2017, respectively.

Securities

We held securities classified as available for sale with a fair value of $209.3 million as of September 30, 2017, a decrease of $65.7 million from $275.0 million at December 31, 2016. The decrease is attributable to normal portfolio management activities. During the nine months ended September 30, 2017, we sold $2.90 million of securities available for sale for proceeds of $2.94 million, resulting in a net gain of $0.04 million. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

Equity securities classified as available for sale at September 30, 2017 represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility.

As of September 30, 2017, we have investments classified as held to maturity with an amortized cost of $18.0 million, a decrease of $11.4 million from $29.4 million at December 31, 2016 due to the call of certain securities during the period. Approximately $9.5 million of these securities represent investments in “A” rated floating rate CLO securities.  The remaining $8.5 million of held to maturity securities represent a minority investment in the unrated subordinated notes of recently issued CLOs managed by Trinitas Capital Management.  Our former subsidiary, TCA, provides certain middle and back office services to Trinitas Capital Management with respect to the CLOs, but does not serve as asset manager.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of September 30, 2017:

	Maturity as of September 30, 2017
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$31,758	1.02%	$93,589	1.65%	$—	—	$—	—	$125,347	1.49%
U.S. Treasury notes	—	—	1,936	1.94%	—	—	—	—	1,936	1.94%
Mortgage-backed securities	—	—	484	3.58%	2,253	1.77%	18,413	2.04%	21,150	2.04%
Asset backed securities	—	—	4,638	2.14%	—	—	7,854	2.52%	12,492	2.38%
State and municipal	309	2.72%	3,123	1.35%	7,570	1.30%	14,167	1.71%	25,169	1.55%
Corporate bonds	14,928	1.94%	5,549	2.44%	—	—	275	5.08%	20,752	2.11%
SBA pooled securities	—	—	3	3.37%	136	3.67%	—	—	139	3.66%
Mutual fund(1)	2,000	—	—	—	—	—	—	—	2,000	—
Total available for sale securities	$48,995	1.32%	$109,322	1.72%	$9,959	1.44%	$40,709	2.05%	$208,985	1.68%

Held to maturity securities:	$—	—	$—	—	$9,470	5.46%	$8,529	11.88%	$17,999	8.58%
(1)	These equity securities do not have a stated maturity.

Liabilities

Our total liabilities were $2.520 billion as of September 30, 2017, an increase of $168 million, from $2.352 billion at December 31, 2016. The net change was primarily due to a $9 million increase in customer repurchase agreements, a $155 million increase in Federal Home Loan Bank advances, and a $7 million increase in other liabilities, offset in part by a $3 million decrease in customer deposits.

Deposits

Deposits represent our primary source of funds. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $2.013 billion as of September 30, 2017, compared to $2.016 billion as of December 31, 2016, a decrease of $3 million.  The decrease in deposits was due in part to an intentional reduction in our reliance on the use of public funds during the period.  As of September 30, 2017, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 51% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 49% of total deposits. See Note 7 – Deposits in the accompanying condensed notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of September 30, 2017 and December 31, 2016.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of September 30, 2017:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$76,588	$29,309	$105,897
Over 3 through 6 months	88,641	43,569	132,210
Over 6 through 12 months	148,295	49,621	197,916
Over 12 months	93,527	31,671	125,198
	$407,051	$154,170	$561,221

The following table summarizes our average deposit balances and weighted average rates for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$312,009	0.17%	15%	$280,689	0.10%	17%
Individual retirement accounts	98,713	1.24%	5%	87,723	1.15%	5%
Money market	201,462	0.23%	10%	182,124	0.21%	11%
Savings	167,908	0.05%	8%	140,338	0.07%	8%
Certificates of deposit	773,075	1.22%	38%	670,372	1.09%	39%
Brokered deposits	72,094	1.69%	4%	49,964	1.00%	3%
Total interest bearing deposits	1,625,261	0.80%	80%	1,411,210	0.68%	83%
Noninterest bearing demand	398,774	—	20%	283,128	—	17%
Total deposits	$2,024,035	0.64%	100%	$1,694,338	0.57%	100%

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$326,798	0.16%	16%	$248,249	0.10%	18%
Individual retirement accounts	100,224	1.20%	5%	71,297	1.20%	5%
Money market	205,585	0.23%	10%	139,164	0.22%	10%
Savings	170,431	0.06%	8%	98,714	0.06%	7%
Certificates of deposit	767,680	1.16%	39%	599,475	1.10%	42%
Brokered deposits	69,359	1.52%	3%	49,970	1.01%	4%
Total interest bearing deposits	1,640,077	0.75%	81%	1,206,869	0.71%	86%
Noninterest bearing demand	388,217	—	19%	203,747	—	14%
Total deposits	$2,028,294	0.61%	100%	$1,410,616	0.61%	100%

Other Borrowings

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $19.9 million at September 30, 2017 and $10.5 million at December 31, 2016. Our customer repurchase agreements generally overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions. The following provides a summary of our customer repurchase agreements as of and for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Amount outstanding at end of period	$19,869	$10,490
Weighted average interest rate at end of period	0.03%	0.02%
Average daily balance during the period	$12,736	$11,984
Weighted average interest rate during the period	0.02%	0.02%
Maximum month-end balance during the period	$21,041	$15,329

FHLB Advances

As part of our overall funding and liquidity management program, we borrow from the Federal Home Loan Bank. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our mortgage warehouse facilities are also included in our borrowing base with the FHLB. Our FHLB borrowings totaled $385.0 million as of September 30, 2017 and $230.0 million as of December 31, 2016.  As of September 30, 2017 and December 31, 2016, we had $120.1 million and $267.1 million, respectively, in unused and available advances from the FHLB.

The following provides a summary of our FHLB advances as of and for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Amount outstanding at end of period	$385,000	$230,000
Weighted average interest rate at end of period	1.16%	0.58%
Average amount outstanding during the period	274,174	174,784
Weighted average interest rate during the period	0.96%	0.41%
Highest month end balance during the period	385,000	291,000

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

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of September 30, 2017:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$12,834	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,343	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,402	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,468	March 2037	LIBOR + 1.79%
	$44,845	$33,047

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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $33.0 million was allowed in the calculation of Tier I capital as of September 30, 2017.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $386.1 million as of September 30, 2017, an increase of $96.8 million from $289.3 million as of December 31, 2016. Stockholders’ equity increased during this period primarily due to $65.5 million of net proceeds from the August 1, 2017 common stock offering previously discussed, and net income for the period of $29.9 million. Offsetting these increases were dividends paid on our preferred stock.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2017, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137.5 million, with no amounts advanced against those lines at that time.

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

The Company is subject to the Basel III regulatory capital framework.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer was 1.25% and 0.625% at September 30, 2017 and December 31, 2016, respectively.  The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments.  Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulations to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (as set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2017, the Company and TBK Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

As of September 30, 2017, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since September 30, 2017 that management believes would have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of September 30, 2017.  The capital adequacy amounts and ratios below do not include the capital conservation buffer in effect at September 30, 2017.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$448,847	15.9%	$225,685	8.0%	N/A	N/A
TBK Bank, SSB	$331,031	12.4%	$214,319	8.0%	$267,898	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$379,315	13.4%	$169,264	6.0%	N/A	N/A
TBK Bank, SSB	$310,387	11.6%	$160,739	6.0%	$214,319	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$337,194	12.0%	$126,948	4.5%	N/A	N/A
TBK Bank, SSB	$310,387	11.6%	$120,554	4.5%	$174,134	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$379,315	13.5%	$112,360	4.0%	N/A	N/A
TBK Bank, SSB	$310,387	11.2%	$110,892	4.0%	$138,615	5.0%

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2017. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - September 30, 2017
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$19,869	$19,869	$—	$—	$—
Federal Home Loan Bank advances	385,000	355,000	—	—	30,000
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	44,845	—	—	—	44,845
Operating lease agreements	6,459	1,919	3,022	1,168	350
Time deposits with stated maturity dates	976,979	675,380	243,794	57,805	—
Total contractual obligations	$1,483,152	$1,052,168	$246,816	$58,973	$125,195

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

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Commitments to make loans	$7,028	$14,925
Unused lines of credit	321,904	255,086
Standby letters of credit	8,800	7,253
Total other commitments	$337,732	$277,264

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
•

risks related to the integration of acquired businesses (including our acquisition of nine branches from Independent Bank in Colorado and our pending acquisition of Valley Bancorp, Inc.) and any future acquisitions;

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

The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	6.4%	1.2%	5.0%	1.0%
+300 basis points	4.8%	1.0%	3.6%	0.8%
+200 basis points	3.0%	0.5%	2.1%	0.2%
+100 basis points	1.4%	0.3%	0.8%	(0.2%)
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.0%)	(1.9%)	(2.8%)	(3.6%)

The following table presents the change in our economic value of equity as of September 30, 2017 and December 31, 2016, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2017	December 31, 2016
+400 basis points	0.9%	(2.0%)
+300 basis points	0.0%	(3.2%)
+200 basis points	(0.9%)	(4.3%)
+100 basis points	(1.3%)	(4.1%)
Flat rates	0.0%	0.0%
-100 basis points	(10.1%)	(12.2%)

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During 2012, the Company issued a warrant to Triumph Consolidated Cos., LLC (“TCC”) to purchase 259,067 shares of the Company’s common stock. The warrant had an exercise price of $11.58 per share, was immediately exercisable, and had an expiration date of December 12, 2022. TCC exercised the warrant in full on August 2, 2017 and was issued 153,134 shares of common stock, net of shares withheld by the Company to cover the exercise price.  The shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

1.1

Underwriting Agreement, dated July 27, 2017 by and among Triumph Bancorp, Inc., Stephens Inc. and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters, incorporated by reference to Exhibit 1.1 to Form 8-K filed with the SEC on August 1, 2017.

2.1

Agreement and Plan of Merger, dated as of July 26, 2017, by and among Valley Bancorp, Inc., Triumph Bancorp, Inc. and James J. O’Dell as Shareholder Representative incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on July 26, 2017*

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.
3.2	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document

*	The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	October 20, 2017	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	October 20, 2017	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer