Form 10-K
period 2017-12-31
Triumph Bancorp, Inc.
filed 2018-02-13
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2017 was approximately $393,376,000.

The number of shares of Registrant’s Common Stock outstanding as of February 9, 2018 was 20,825,937.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2017, are incorporated by reference into Part III of this Report.

i

PART I

ITEM 1. BUSINESS.

Overview

Triumph Bancorp, Inc. (“we”, “Triumph” or the “Company”), is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, TBK Bank, SSB (“TBK Bank”), we offer traditional banking services as well as commercial finance products to businesses that require specialized financial solutions. Our community banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance products include factoring, asset-based lending, equipment lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2017, we had consolidated total assets of $3.499 billion, total loans held for investment of $2.811 billion, total deposits of $2.621 billion and total stockholders’ equity of $391.7 million.

Our business is conducted through four reportable segments (Banking, Factoring, Asset Management, and Corporate). For the year ended December 31, 2017, our banking segment generated 66% of our total revenue (comprised of interest and noninterest income), our factoring segment generated 22% of our total revenue, our asset management segment generated 1% of our total revenue, and our corporate segment generated 11% of our total revenue. On March 31, 2017 we sold our 100% membership interest in Triumph Capital Advisors, LLC (“Triumph Capital Advisors”) and no longer provide fee based asset management services. Asset Management segment results reflect activity through the date of the Triumph Capital Advisors sale. The $20.9 million pre-tax gain on the sale of Triumph Capital Advisors is included in the Corporate segment’s revenue for the year ended December 31, 2017.

Our Corporate Structure

We operate our business through several corporate entities.

•

TBK Bank, SSB is a Texas state savings bank. TBK Bank operates retail branch networks in two geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, and (ii) a western division consisting of thirty-two branches located throughout central and eastern Colorado and two branches in far western Kansas. Through this branch network, we offer our customers a variety of financial products and services that both augment our revenue (fee and interest income) and help us expand and retain our core deposit network, including checking and savings accounts, debit cards, electronic banking, trust services and treasury management.  TBK Bank also operates one location in Dallas, Texas, in which we maintain our corporate office, originate certain commercial finance, mortgage warehouse, and commercial real estate loan products, and operate a branch that is dedicated to deposit gathering activities. Through TBK Bank, we originate a full suite of commercial and retail loans including commercial real estate, general commercial, commercial agriculture, mortgage warehouse, one-to-four family residential and construction and development loans, primarily focused on customers in and around our primary market areas. In addition, TBK Bank originates many of our commercial finance products and services, including asset-based loans, equipment finance loans, general factoring products, and premium finance loans. These commercial finance products and services are offered on a nationwide basis.

•

Advance Business Capital, LLC (d/b/a “Triumph Business Capital”) is a Delaware limited liability company and wholly owned subsidiary of TBK Bank that focuses on providing working capital financing through the purchase of accounts receivable, a product known as factoring. A substantial portion of Triumph Business Capital’s factoring relationships are currently originated with small-to-mid-sized owner-operators, trucking fleets and freight brokers in the transportation industry, with an increasing representation in non-transportation sectors such as energy services, temporary staffing, and government contracting.  Triumph Business Capital operates out of our Coppell, Texas location and employs a network of nationwide sales personnel.

•

Triumph Insurance Group, Inc. is a Texas corporation and a wholly owned subsidiary of TBK Bank. Triumph Insurance Group was formed to provide insurance brokerage services, primarily focused on the insurance needs of our commercial finance and agriculture lending clients.

•

Triumph Capital Advisors, LLC is a Texas limited liability company and registered investment advisor that provided investment management services for primarily institutional clients, focused on the management of collateralized loan obligations. On March 31, 2017 we sold our 100% membership interest in Triumph Capital Advisors and no longer provide fee based asset management services.

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

Our strategy is to maintain a broadly diversified loan portfolio by type and location. Within this general strategy, we focus on growth in the commercial finance areas where we believe we have expertise and market insights, including our factoring operations, asset-based lending, equipment finance, and premium finance.

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

A portion of our commercial loan portfolio consists of commercial finance products including asset-based loans, equipment loans, and premium finance loans.  A more detailed description of these product lines is set forth below:

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

•

Equipment Loans. We originate equipment loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, may be used in more than one type of business, and generally has broad resale markets. Core markets include transportation, construction, and waste. Our equipment loans are typically fully amortizing, fixed rate loans secured by the underlying collateral with a term of three to five years.

•

Premium Finance Loans.  We originate premium finance loans that provide customized premium financing solutions for the acquisition of property and casualty insurance coverage.  In effect, these short term premium finance loans allow insureds to pay their insurance premiums over the life of the underlying policy, instead of paying the entire premium at the outset.

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

Mortgage Warehouse Facilities. Mortgage warehouse arrangements allow unaffiliated mortgage originators to close one-to-four family real estate loans in their own name and manage its cash flow needs until the loans are sold to investors. Although not bound by any legally binding commitment, when a purchase decision is made, we purchase a 100% interest in the mortgage loans originated by our mortgage banking company customers using a Purchase/Repurchase agreement. The mortgage banking company customer closes mortgage loans consistent with underwriting standards established by the Agencies (FNMA, FHLMC and GNMA) and approved investors and, once all pertinent documents are received, the mortgage note is delivered by the Company to the investor selected by the originator.

The unaffiliated mortgage originating customers are located across the U.S. and originate loans primarily through traditional retail, wholesale and correspondent business models. These customers are strategically targeted for their experienced management teams and thoroughly analyzed to ensure long-term and profitable business models. By using this approach, we believe that this type of lending carries a lower risk profile than other one-to-four family mortgage loans held for investment in our portfolio, due to the short-term nature (averaging less than 30 days) of the exposure and the additional strength offered by the mortgage originator sponsorship.

At December 31, 2017, maximum aggregate outstanding purchases ranged in size from $10 million to $100 million.   Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.

At December 31, 2017, the Company had 14 mortgage banking company customers with a maximum aggregate exposure of $550 million and an actual aggregate outstanding balance of $298 million. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio (LTV) of 86%, an average credit score of 698 and an average loan size of $191,720. These characteristics illustrate the low risk profile of loans purchased under the mortgage warehouse arrangements. To date, we have not experienced a loss on any of our mortgage warehouse loans.

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

Asset Management.  We historically offered asset management services through our wholly owned subsidiary, Triumph Capital Advisors, LLC.  Triumph Capital Advisors generated fee income through providing asset management to, or other staffing and services for, collateralized loan obligation vehicles.  On March 31, 2017, we sold our 100% membership interest in Triumph Capital Advisors and no longer provide fee based asset management services.

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

Our bank implements its underwriting evaluation and approval process through a tiered system of loan authorities. Under these authorities, transactions at certain identified levels are eligible to be approved by a designated officer or a combination of designated officers. Transactions above such individual thresholds require approval of a management-level loan committee.  Transactions above the approval levels for our management-level loan committee must be approved by an executive loan committee comprised of directors of TBK Bank.  Our underwriting and approval processes also employ limits we believe to be appropriate as to loan type and category, loan size, and other attributes.

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

Deposits

Deposits are our primary source of funds to support our earning assets. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at our bank subsidiary are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. In addition, required deposit balances associated with our commercial loan arrangements and treasury management relationships maintained by our commercial lending clients provide an additional source of deposits.  In our community banking markets, we have a network of 52 deposit-taking branch offices. We also maintain a branch office in Dallas, Texas, dedicated to deposit generation activities.

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

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. The federal banking agencies have issued a number of significant new regulations as a result of the Dodd-Frank Act and a number of additional regulations are pending or may be proposed. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which any of our businesses may be affected by any new regulation or statute.

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

The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5%. The capital conservation buffer requirement began being phased in in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.  This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.

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

The regulatory capital rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affects the calculation of risk-based ratios. Under the rules, higher or more sensitive risk weights are assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act, (ii) greater recognition of collateral and guarantees and (iii) revised capital treatment for derivatives and repo-style transactions.

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

As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2017, the Company’s subsidiary bank exceeded the capital levels required to be deemed “well capitalized.”

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

In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On September 22, 2008, the Federal Reserve Board issued a policy statement on equity investments in bank holding companies and banks, which states that the Federal Reserve generally will not consider an entity’s investment to be “controlling” if the entity owns or controls less than 25% of the voting shares and 33% total equity of the bank holding company or bank and has limited business relationships, director representation or other indicia of control. Depending on the nature of the overall investment and the capital structure of the banking organization, the Federal Reserve will permit, based on the policy statement, noncontrolling investments in the form of voting and nonvoting shares that represent in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

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

Employees

As of December 31, 2017, we had 820.5 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement.

Available Information

The Company’s internet address is www.triumphbancorp.com. The Company makes available at this address, free of charge, its annual report on Form 10-K, its annual reports to stockholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). These documents are also available on the SEC’s website at www.sec.gov.

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

Our acquisition history and continued planned acquisitions as part of our growth strategy may make it difficult for investors to evaluate our business, financial condition and results of operations and also impairs our ability to accurately forecast our future performance.

We have grown historically through multiple acquisitions, and we anticipate to continue acquisitions in the future as part of our growth strategy.  On October 15, 2013, we acquired National Bancshares, Inc. and its banking subsidiary, THE National Bank, N.A., which represented a significant portion of our total operations immediately following such acquisition.  On August 1, 2016, we completed our acquisition of ColoEast Bankshares, Inc. and its wholly owned subsidiary bank, Colorado East Bank & Trust.  In 2017, we acquired nine branches in Colorado from Independent Bank Group, Inc.’s banking subsidiary, Independent Bank on October 6, 2017, and we acquired Valley Bancorp, Inc. and its subsidiary bank, Valley Bank & Trust, effective December 9, 2017. In addition, we expect additional acquisitions in the future as part of our growth strategy.  Our previous acquisitions may make it more difficult for investors to evaluate historical trends in our financial results and operating performance, as the impact of such acquisitions make it more difficult to identify organic trends that would be reflected absent such acquisitions. In addition, our strategic plan assumes additional merger and acquisition activity to improve our operating leverage and to create a partial source of excess liquidity to support our organic loan growth, which has historically grown at a faster rate than our ability to grow transactional deposits.  Consequently, predictions and forecasts about our future revenue and expense will depend in part on our ability to source and execute acquisitions, the terms of such acquisitions, and the specific attributes of the acquired companies, each of which are subject to factors outside of our control and which may vary materially depending on any future acquisition targets ultimately pursued.  Thus any predictions or forecasts about our future operations may not be as accurate as they would be if we were to pursue a primarily organic growth strategy.

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

Factoring for small-to-mid-sized trucking businesses constituted approximately 77% of our total factoring portfolio as of December 31, 2017, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. Given the concentration of our factoring business in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our factoring revenues, as the revenues we earn from purchasing transportation invoices are directly correlated with the amount of transportation activity generated by our factoring clients (i.e., the volume of transportation invoices they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Increased costs associated with operating a trucking business, such as may be caused by increases in the prices of oil and diesel fuel, may cause a diminished demand for trucking services as our clients pass those costs along to their customers. Conversely, decreases in the price of diesel fuel may cause the size of our factoring portfolio to decrease, as the price of diesel fuel typically directly correlates with the size of the invoices we purchase from our factoring clients. Additionally, the factoring industry may not continue its historical growth and we may face increased competition. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share. Any of such events could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

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

A portion of our asset-based loans as of December 31, 2017 were originated in the healthcare industry. The U.S. healthcare industry is currently undergoing significant regulatory changes, both at the federal and state level, including changes associated with the adoption and implementation of the Patient Protection and Affordable Care Act of 2010. Such changes could negatively impact our existing healthcare asset-based loan portfolio or our ability to grow our healthcare asset-based loan portfolio in the future. For example, changes in reimbursement rates for healthcare receivables could impact the value and collectability of our healthcare loans, as such reimbursement obligations constitute the borrowing base collateral for such loans. While we believe our healthcare asset-based loans have features in place to protect against such risks (including the ability to reduce the available borrowing base or cease advances in the event of regulatory changes that jeopardize the collectability or valuation of the collateral), there is no guarantee that such protections will be effective. In addition, changes in the regulatory landscape for healthcare may cause certain service providers to leave the industry or cause consolidation in the industry that will decrease demand for our healthcare lending products. Any of such changes or occurrences could have an adverse effect on our business, financial condition and results of operations. On January 19, 2018, we entered into an agreement to sell our portfolio of healthcare asset-based loans and exit this line of business. We will however, remain subject to these risks with respect to our current portfolio of such loans pending the consummation of such sale, which is anticipated to occur in the first quarter of 2018, or if such sale were not to close in the manner that is currently anticipated.

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

As a result of our growth over the past several years, certain portions of our loan portfolio, such as the asset-based loans and equipment loans originated as part of our commercial finance portfolio, are of relatively recent origin. Loans may not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because such portions of our portfolio are relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

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

A significant element of our growth strategy involves offering our commercial finance products to small-to-mid-sized businesses. These small-to-mid-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small-to-mid-sized business often depends on the management talents and efforts of one or two persons or a small group of persons and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could have an adverse effect on our business, financial condition and results of operations.

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

At December 31, 2017, we had a total of approximately $48.5 million of nonperforming assets or approximately 1.39% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.

At December 31, 2017, the amount of OREO we held totaled $9.2 million. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate, likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.

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

Our ALLL and fair value adjustments for loans acquired in acquisitions may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

ALLL is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. The provision for loan losses is charged against earnings in order to maintain our ALLL and reflects management’s best estimate of probable incurred losses inherent in our loan portfolio at the balance sheet date.

As of December 31, 2017, our ALLL as a percentage of total loans was 0.67% and as a percentage of total nonperforming loans was 48.41%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ALLL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ALLL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2017, approximately $687.2 million, or 26.2%, of our deposits consisted of interest bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2017, the fair value of our investment securities portfolio was approximately $263.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2017, we had goodwill of $44.1 million, representing approximately 11% of total equity.

The Company's intangible assets primarily relate to core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. A triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2017, we had intangible assets of $19.7 million, representing approximately 5% of total equity.

In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2017 all but $0.3 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2017, net deferred tax assets were approximately $9.0 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

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

We may invest in CLO securities or CLO warehouse financing structures, which may expose us to losses in connection with such investments.

As part of our relationship with our former Triumph Capital Advisors subsidiary, we currently hold investments in certain CLO subordinated notes or preference shares or other CLO securities, and may continue to make such investments in the future. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of CLOs could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral.  As of December 31, 2017, we had investments with a carrying amount of $8.6 million in the subordinated notes of three CLOs.

In addition, we have historically, and may in the future, invest in the subordinated notes or preference shares of CLO warehouse financing structures.  Such investments will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the subordinate note or preference share investors in such CLO warehouse would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all.  We did not hold any CLO warehouse investments as of December 31, 2017.

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

The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2017, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

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

We have issued 96,576 shares of our Series A Preferred Stock and Series B Preferred Stock. These shares have rights that are senior to our common stock. As a result, we must make payments on the preferred stock before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the Series A Preferred Stock and Series B Preferred Stock must be satisfied in full before any distributions can be made to the holders of our common stock. Our board of directors has the authority to issue in the aggregate up to 1,000,000 shares of preferred stock and to determine the terms of each issue of preferred stock without stockholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock and could have a preference on liquidating distributions or a preference on dividends that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital-raising efforts is uncertain. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.

As of December 31, 2017, TBK Bank operates ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, seven other branches throughout central and northwestern Illinois, one branch in northeastern Illinois, thirty-two branches located throughout central and eastern Colorado, two branches in far western Kansas, and loan production offices in Portland, Oregon, Kansas City, Missouri, and Colorado Springs, Colorado. TBK Bank also operates from our corporate office facility in Dallas, Texas which includes an additional branch office limited to deposit gathering activities. We lease nine of these offices and own the remaining forty-seven. Our owned offices are freestanding permanent facilities and the leased offices are part of larger retail facilities. Most of TBK Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TBK.” The following table presents the high and low intra-day sales prices of our common stock for the periods indicated:

	2017
Sales Price Per Share	High	Low
Fourth quarter	$35.45	$28.46
Third quarter	$32.60	$24.40
Second quarter	$26.25	$20.50
First quarter	$27.95	$24.15

	2016
Sales Price Per Share	High	Low
Fourth quarter	$27.50	$18.36
Third quarter	$19.90	$15.51
Second quarter	$17.00	$14.40
First quarter	$16.72	$12.63

At February 9, 2018, there were 20,825,937 shares outstanding and 324 stockholders of record for the Company’s common stock.

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

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on November 7, 2014 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Select Market) through December 31, 2017, with the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes an initial investment of $100 in the Company’s common stock, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

	November 7, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Triumph Bancorp, Inc.	$100.00	$106.27	$129.41	$205.10	$247.06
Nasdaq Global Select Market Index	100.00	102.17	108.41	116.64	149.81
Nasdaq Bank Index	100.00	101.16	107.86	145.64	150.75

Recent sales of unregistered equity securities

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

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the year ended December 31, 2017.  There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Certain historical consolidated financial data as of and for each of the years in the five year period ended December 31, 2017 is derived from our audited historical consolidated financial statements. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Income Statement Data:
Interest income	$177,224	$124,492	$98,760	$87,230	$42,630
Interest expense	21,540	12,134	8,109	6,770	3,947
Net interest income	155,684	112,358	90,651	80,460	38,683
Provision for loan losses	11,628	6,693	4,529	5,858	3,412
Net interest income after provision	144,056	105,665	86,122	74,602	35,271
Gain on sale of subsidiary	20,860	—	—	—	—
Gain on branch sale	—	—	—	12,619	—
Bargain purchase gain	—	—	15,117	—	9,014
Other noninterest income	19,796	20,956	18,180	12,148	3,999
Noninterest income	40,656	20,956	33,297	24,767	13,013
Noninterest expense	123,614	93,112	81,865	69,202	32,724
Net income before income taxes	61,098	33,509	37,554	30,167	15,560
Income tax expense	24,878	12,809	8,421	10,378	2,133
Net income	36,220	20,700	29,133	19,789	13,427
Income attributable to noncontrolling interests	—	—	—	(2,060)	(867)
Dividends on preferred stock	(774)	(887)	(780)	(780)	(721)
Net income available to common stockholders	$35,446	$19,813	$28,353	$16,949	$11,839

Balance Sheet Data:
Total assets	$3,499,033	$2,641,067	$1,691,313	$1,447,898	$1,288,239
Cash and cash equivalents	134,129	114,514	105,277	160,888	85,797
Investment securities	264,166	304,381	163,169	162,769	185,397
Loans held for sale	—	—	1,341	3,288	5,393
Loans held for investment, net	2,792,108	2,012,219	1,279,318	997,035	877,454
Total liabilities	3,107,335	2,351,722	1,423,275	1,210,389	1,127,642
Noninterest bearing deposits	564,225	363,351	168,264	179,848	150,238
Interest bearing deposits	2,057,123	1,652,434	1,080,686	985,381	894,616
FHLB advances	365,000	230,000	130,000	3,000	21,000
Senior secured note	—	—	—	—	12,573
Subordinated notes	48,828	48,734	—	—	—
Junior subordinated debentures	38,623	32,740	24,687	24,423	24,171
Noncontrolling interests	—	—	—	—	26,997
Total stockholders’ equity	391,698	289,345	268,038	237,509	133,600
Preferred stockholders' equity	9,658	9,746	9,746	9,746	9,746
Common stockholders' equity (1)	382,040	279,599	258,292	227,763	123,854

	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
Per Share Data:
Basic earnings per common share	$1.85	$1.11	$1.60	$1.55	$1.40
Diluted earnings per common share	$1.81	$1.10	$1.57	$1.52	$1.39
Book value per share	$18.35	$15.47	$14.34	$12.68	$12.60
Tangible book value per share (1)	$15.29	$12.89	$12.79	$11.06	$9.70
Shares outstanding end of period	20,820,445	18,078,247	18,018,200	17,963,783	9,832,585
Weighted average shares outstanding - basic	19,133,745	17,856,828	17,720,479	10,940,083	8,481,137
Weighted average shares outstanding - diluted	20,000,288	18,053,531	18,524,889	11,672,780	8,629,611

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$1.37	$1.17	$0.80	$0.82	$0.51
Adjusted weighted average shares outstanding - diluted	20,000,288	18,729,882	17,848,538	10,996,429	8,486,254

Performance ratios:
Return on average assets	1.27%	1.00%	1.89%	1.46%	2.40%
Return on average total equity	10.66%	7.33%	11.31%	10.87%	12.13%
Return on average common equity (1)	10.73%	7.29%	11.44%	11.61%	11.98%
Return on average tangible common equity (1)	12.50%	8.37%	12.98%	14.51%	14.50%
Yield on loans	7.55%	7.71%	8.62%	8.90%	10.90%
Adjusted yield on loans (1)	7.23%	7.23%	8.20%	7.96%	9.69%
Cost of interest bearing deposits	0.78%	0.70%	0.67%	0.54%	0.92%
Cost of total deposits	0.62%	0.59%	0.58%	0.46%	0.84%
Cost of total funds	0.86%	0.68%	0.64%	0.58%	0.89%
Net interest margin	5.92%	5.91%	6.49%	6.67%	7.77%
Adjusted net interest margin (1)	5.65%	5.52%	6.16%	5.93%	6.85%
Efficiency ratio	62.96%	69.84%	66.05%	65.77%	63.30%
Adjusted efficiency ratio (1)	66.55%	68.63%	73.59%	74.73%	73.11%
Net noninterest expense to average assets	2.92%	3.47%	3.16%	3.28%	3.53%
Adjusted net noninterest expense to average total assets (1)	3.41%	3.39%	4.03%	4.22%	4.87%

Asset Quality ratios(2):
Past due to total loans	2.33%	3.61%	2.41%	2.57%	2.78%
Nonperforming loans to total loans	1.38%	2.23%	1.03%	1.66%	1.41%
Nonperforming assets to total assets	1.39%	1.98%	1.10%	1.73%	2.03%
ALLL to nonperforming loans	48.41%	34.00%	94.10%	53.02%	29.41%
ALLL to total loans	0.67%	0.76%	0.97%	0.88%	0.41%
Net charge-offs to average loans	0.28%	0.25%	0.07%	0.07%	0.45%

Capital ratios:
Tier 1 capital to average assets	11.80%	10.85%	16.56%	15.92%	12.87%
Tier 1 capital to risk-weighted assets	11.15%	11.85%	18.23%	19.56%	14.11%
Common equity Tier 1 capital to risk-weighted assets	9.70%	10.18%	16.23%	N/A	N/A
Total capital to risk-weighted assets	13.21%	14.60%	19.11%	20.35%	14.47%
Total equity to total assets	11.19%	10.96%	15.85%	16.40%	12.47%
Total stockholders' equity to total assets	11.19%	10.96%	15.85%	16.40%	10.37%
Tangible common stockholders' equity ratio (1)	9.26%	8.98%	13.85%	14.00%	7.57%

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

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Total stockholders' equity	$391,698	$289,345	$268,038	$237,509	$133,600
Preferred stock liquidation preference	(9,658)	(9,746)	(9,746)	(9,746)	(9,746)
Total common stockholders' equity	382,040	279,599	258,292	227,763	123,854
Goodwill and other intangibles	(63,778)	(46,531)	(27,854)	(29,057)	(28,518)
Tangible common stockholders' equity	$318,262	$233,068	$230,438	$198,706	$95,336
Common shares outstanding	20,820,445	18,078,247	18,018,200	17,963,783	9,832,585
Tangible book value per share	$15.29	$12.89	$12.79	$11.06	$9.70

Total assets at end of period	$3,499,033	$2,641,067	$1,691,313	$1,447,898	$1,288,239
Goodwill and other intangibles	(63,778)	(46,531)	(27,854)	(29,057)	(28,518)
Adjusted total assets at period end	3,435,255	2,594,536	1,663,459	1,418,841	1,259,721
Tangible common stockholders' equity ratio	9.26%	8.98%	13.85%	14.00%	7.57%

Net income available to common stockholders	$35,446	$19,813	$28,353	$16,949	$11,839
Gain on sale of subsidiary	(20,860)	—	—	—	—
Gain on branch sale	—	—	—	(12,619)	—
Bargain purchase gain	—	—	(15,117)	—	(9,014)
Transaction related costs	2,013	1,618	243	—	1,521
Incremental bonus related to transaction	4,814	—	1,750	—	—
Escrow recovery from DHF	—	—	(300)	—	—
Tax effect of adjustments	5,153	(251)	(592)	4,727	—
Adjusted net income available to common stockholders	$26,566	$21,180	$14,337	$9,057	$4,346
Dilutive effect of convertible preferred stock	774	783	—	—	—
Adjusted net income available to common stockholders - diluted	$27,340	$21,963	$14,337	$9,057	$4,346

Weighted average shares outstanding - diluted	20,000,288	18,053,531	18,524,889	11,672,780	8,629,611
Adjusted effects of assumed Preferred Stock conversion	—	676,351	(676,351)	(676,351)	(143,357)
Adjusted weighted average shares outstanding - diluted	20,000,288	18,729,882	17,848,538	10,996,429	8,486,254
Adjusted diluted earnings per common share	$1.37	$1.17	$0.80	$0.82	$0.51

Net income available to common stockholders	$35,446	$19,813	$28,353	$16,949	$11,839
Average tangible common equity	283,561	236,660	218,392	116,817	81,636
Return on average tangible common equity	12.50%	8.37%	12.98%	14.51%	14.50%

Reported yield on loans	7.55%	7.71%	8.62%	8.90%	10.90%
Effect of accretion income on acquired loans	(0.32%)	(0.48%)	(0.42%)	(0.94%)	(1.21%)
Adjusted yield on loans	7.23%	7.23%	8.20%	7.96%	9.69%

Reported net interest margin	5.92%	5.91%	6.49%	6.67%	7.77%
Effect of accretion income on acquired loans	(0.27%)	(0.39%)	(0.33%)	(0.74%)	(0.92%)
Adjusted net interest margin	5.65%	5.52%	6.16%	5.93%	6.85%

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Adjusted efficiency ratio:
Net interest income	$155,684	$112,358	$90,651	$80,460	$38,683
Noninterest income	40,656	20,956	33,297	24,767	13,013
Operating revenue	196,340	133,314	123,948	105,227	51,696
Gain on sale of subsidiary	(20,860)	—	—	—	—
Gain on branch sale	—	—	—	(12,619)	—
Bargain purchase gain	—	—	(15,117)	—	(9,014)
Escrow recovery from DHF	—	—	(300)	—	—
Adjusted operating revenue	$175,480	$133,314	$108,531	$92,608	$42,682

Noninterest expenses	$123,614	$93,112	$81,865	$69,202	$32,724
Transaction related costs	(2,013)	(1,618)	(243)	—	(1,521)
Incremental bonus related to transaction	(4,814)	—	(1,750)	—	—
Adjusted noninterest expenses	$116,787	$91,494	$79,872	$69,202	$31,203
Adjusted efficiency ratio	66.55%	68.63%	73.59%	74.73%	73.11%

Adjusted net noninterest expense to average assets ratio:
Noninterest expenses	$123,614	$93,112	$81,865	$69,202	$32,724
Transaction related costs	(2,013)	(1,618)	(243)	—	(1,521)
Incremental bonus related to transaction	(4,814)	—	(1,750)	—	—
Adjusted noninterest expense	116,787	91,494	79,872	69,202	31,203
Noninterest income	40,656	20,956	33,297	24,767	13,013
Gain on sale of subsidiary	(20,860)	—	—	—	—
Gain on branch sale	—	—	—	(12,619)	—
Bargain purchase gain	—	—	(15,117)	—	(9,014)
Escrow recovery from DHF	—	—	(300)	—	—
Adjusted noninterest income	19,796	20,956	17,880	12,148	3,999
Adjusted net noninterest expenses	$96,991	$70,538	$61,992	$57,054	$27,204
Average total Assets	$2,844,916	$2,079,756	$1,537,856	$1,353,421	$558,946
Adjusted net noninterest expense to average assets ratio	3.41%	3.39%	4.03%	4.22%	4.87%

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	our limited operating history as an integrated company and our recent acquisitions;
•	business and economic conditions generally and in the bank and non-bank financial services industries, nationally and within our local market areas;
•	our ability to mitigate our risk exposures;
•	our ability to maintain our historical earnings trends;
•	risks related to the integration of acquired businesses (including our acquisition of nine branches from Independent Bank in Colorado and Valley Bancorp, Inc.) and any future acquisitions;
•	changes in management personnel;
•	interest rate risk;
•	concentration of our factoring services in the transportation industry;
•	credit risk associated with our loan portfolio;
•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	time and effort necessary to resolve nonperforming assets;
•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	lack of liquidity;
•	fluctuations in the fair value and liquidity of the securities we hold for sale;
•	impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•	risks related to our acting as the asset manager for one or more CLOs;
•	our risk management strategies;
•	environmental liability associated with our lending activities;
•	increased competition in the bank and non-bank financial services industries, nationally, regionally or locally, which may adversely affect pricing and terms;
•	the accuracy of our financial statements and related disclosures;
•	material weaknesses in our internal control over financial reporting;
•	system failures or failures to prevent breaches of our network security;
•	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;
•	changes in carry-forwards of net operating losses;
•	changes in federal tax law or policy;
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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending and premium finance products offered on a nationwide basis. As of December 31, 2017, we had consolidated total assets of $3.499 billion, gross loans held for investment of $2.811 billion, total deposits of $2.621 billion and total stockholders’ equity of $391.7 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. In addition, through our Triumph Capital Advisors asset management subsidiary, we previously provided fee-based asset management services distinct from our traditional banking offerings and operations.  As a result, we have determined our reportable segments are Banking, Factoring, Asset Management, and Corporate. For the year ended December 31, 2017, our banking segment generated 66% of our total revenue (comprised of interest and noninterest income), our factoring segment generated 22% of our total revenue, our asset management segment generated 1% of our total revenue, and our corporate segment generated 11% of our total revenue. As discussed below, on March 31, 2017, we sold our 100% membership interest in Triumph Capital Advisors, LLC (“TCA”) and no longer provide fee based asset management services. Asset Management segment results reflect activity through the date of the TCA sale. The $20.9 million pre-tax gain on the sale of TCA is included in the Corporate segment’s revenue for the year ended December 31, 2017.

2017 Highlights

Net income available to common stockholders for the year ended December 31, 2017 was $35.4 million, or $1.81 per diluted share, compared to net income available to common stockholders for the year ended December 31, 2016 of $19.8 million, or $1.10 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $26.6 million, or $1.37 per diluted share, for the year ended December 31, 2017 compared to $21.2 million, or $1.17 per diluted share for the year ended December 31, 2016.  For the year ended December 31, 2017, our return on average common equity was 10.73% and our return on average assets was 1.27%.

At December 31, 2017, we had total assets of $3.499 billion, including gross loans of $2.811 billion, compared to $2.641 billion of total assets and $2.028 billion of gross loans at December 31, 2016. The year-over-year increases in total assets and gross loans were due in part to the acquisition of nine branches from Independent Bank in Colorado and our acquisition of Valley Bancorp, Inc.  discussed below. Excluding the acquired balances, organic loan growth totaled $587 million during the year ended December 31, 2017. Our commercial finance loans increased from $693.7 million in aggregate as of December 31, 2016 to $897.5 million as of December 31, 2017, an increase of 29%, and constitute 32% of our total loan portfolio at December 31, 2017.

At December 31, 2017, we had total liabilities of $3.107 billion, including total deposits of $2.621 billion compared to $2.352 billion of total liabilities and $2.016 billion of total deposits at December 31, 2016. The year-over-year increase in total deposits of $605 million was due in part to the acquisition of nine branches from Independent Bank in Colorado and our acquisition of Valley Bancorp, Inc.  discussed below. Excluding the assumed balances, organic deposit growth totaled $151 million during the year ended December 31, 2017.

At December 31, 2017, we had total stockholders' equity of $391.7 million. During the year ended December 31, 2017, total stockholders’ equity increased $102.4 million, primarily due to $65.5 million of net proceeds from the August 1, 2017 common stock offering discussed below and our net income for the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 11.15% and 13.21%, respectively, at December 31, 2017.

Triumph Capital Advisors

On March 31, 2017, the Company sold its 100% membership interest in Triumph Capital Advisors, LLC (“TCA”). As part of the TCA sale on March 31, 2017, the Company recorded a pre-tax gain on sale of $20.9 million, net of $0.4 million of direct transaction costs. In addition, the Company incurred other indirect transaction related costs of $0.3 million and recorded $4.8 million in incremental bonus expense for the amount paid to team members to recognize their contribution to the transaction and building the value realized in the sale of the business. The TCA sale resulted in a net pre-tax contribution to earnings for the year ended December 31, 2017 of $15.7 million, or approximately $10.0 million net of tax. Consideration received by the Company included a seller financed loan receivable in the amount of $10.5 million.

For further information, see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Common Stock Offering

On August 1, 2017, the Company completed an underwritten common stock offering issuing 2.53 million shares of the Company’s common stock, including 0.33 million shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at $27.50 per share for total gross proceeds of $69.6 million. Net proceeds after underwriting discounts and offering expenses were $65.5 million. The Company used a portion of the net proceeds of the offering to fund a portion of the consideration paid for the acquisition of Valley Bancorp, Inc. and for general corporate purposes.

Independent Bank – Colorado Branches

On October 6, 2017, the Company, through its subsidiary TBK Bank, completed its acquisition of nine branch locations in Colorado from Independent Bank Group, Inc.’s banking subsidiary Independent Bank (the “Acquired Branches”) for an aggregate deposit premium of approximately $6.8 million or 4.2%. As part of the acquisition, the Company acquired $95.8 million of loans, assumed $160.7 million of deposits associated with the branches and recorded $3.3 million of core deposit intangible assets and $5.8 million of goodwill.

For further information, see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Valley Bancorp, Inc.

Effective December 9, 2017, the Company acquired Valley Bancorp, Inc. (“Valley”) and its community banking subsidiary, Valley Bank & Trust, which was merged into TBK Bank upon closing, in an all-cash transaction for $40.1 million. As part of the Valley acquisition, the Company acquired $171.2 million of loans, assumed $293.4 million of deposits associated with Valley and recorded $6.1 million of core deposit intangible assets and $10.5 million of goodwill.

For further information, see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Triumph Healthcare Finance

On January 19, 2018, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit the healthcare asset-based lending line of business. The decision to sell THF was made prior to the end of the fourth quarter, and at December 31, 2017, the fair value of the Disposal Group exceeded its carrying amount. As a result of this decision, the carrying amount of the Disposal Group, including loans with a recorded balance of $68.7 million, net of an allowance for loan and lease losses of $2.1 million, was transferred to assets held for sale.

For further information, see Note 2 – Business Combinations and Divestitures in the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this report.

Commercial Finance Product Lines

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector (though increasingly in other industries as well), our asset-based lending and equipment finance products.  Our aggregate outstanding balances for these products increased from $693.7 million as of December 31, 2016 to $897.5 million as of December 31, 2017.  This increase was driven by organic growth and partially offset by the transfer of $70.8 million of healthcare asset-based lending loans to Assets Held for Sale during the fourth quarter.

The following table sets forth our commercial finance loan portfolios held for investment as of December 31, 2017 and 2016:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Commercial finance
Equipment	$254,119	$190,393
Asset-based lending (general)	213,471	161,454
Asset-based lending (healthcare)	—	79,668
Premium finance	55,520	23,971
Factored receivables	374,410	238,198
Total commercial finance loans	$897,520	$693,684

In general, we view the long term market fundamentals for our commercial finance product offerings as sound, with continued opportunity to increase our market share within very large markets.  In particular, we note continued positive performance in the transportation factored receivables industry, with consistent growth in the number of clients and number of invoices processed, coupled with freight invoice prices near historical highs, which has contributed to the strong year-over-year growth in our factored receivables. These positive trends have caused increased competition from existing as well as new lenders that have entered these markets, which resulted in increased pricing pressure.  Despite competitive conditions, we remain disciplined in our structuring and underwriting parameters.

We incurred expense increases during 2017 associated with the growth in our commercial finance lending lines as we continued to invest in additional personnel and resources necessary to grow these products and manage the risk of larger portfolios.  In general, we believe these expenses, consisting primarily of increased headcount and the occupancy and technology expenses necessary to support such additional headcount, represent costs that may be leveraged or scaled to support increased loan production in these areas.

Results of Operations

Net Income

Fiscal year ended December 31, 2017 compared with year ended December 31, 2016. We earned net income of $36.2 million for the year ended December 31, 2017 compared to $20.7 million for the year ended December 31, 2016, an increase of $15.5 million, or 75%.

The results for the year ended December 31, 2017 reflect the sale of our 100% membership interest in TCA. As part of the TCA sale on March 31, 2017, the Company recorded a pre-tax gain on sale of $20.9 million, net of $0.4 million of direct transaction costs. In addition, the Company incurred other indirect transaction related costs of $0.3 million and recorded $4.8 million in incremental bonus expense for the amount paid to team members to recognize their contribution to the transaction and building the value realized in the sale of the business. The TCA sale resulted in a net pre-tax contribution to earnings for the year ended December 31, 2017 of $15.7 million, or approximately $10.0 million net of tax.

The results for the year ended December 31, 2017 also include the results of operations of the Acquired Branches since the October 6, 2017 acquisition date and the results of operations of Valley since the December 9, 2017 acquisition date. We incurred $1.7 million of pre-tax transaction and restructuring costs related to these acquisitions which is reported as noninterest expense. During the first quarter of the year ended December 31, 2017, the Company also incurred $0.3 million of pre-tax transaction and restructuring costs related to the acquisition of ColoEast.

The results for the year ended December 31, 2016 include the results of operations of ColoEast since the August 1, 2016 acquisition date and were impacted by $1.6 million of pretax transaction and restructuring costs associated with our acquisition of ColoEast and reported as noninterest expense.

Excluding the tax-effected impact of the TCA gain on sale and the various transaction costs incurred during the years ended December 31, 2017 and 2016, we earned adjusted net income of $26.6 million for the year ended December 31, 2017 compared to $21.2 million for the year ended December 31, 2016, an increase of $5.4 million, or 25%.  The adjusted increase was primarily the result of a $43.3 million increase in net interest income, offset in part by a $4.9 million increase in the provision for loan losses, a $1.2 million decrease in adjusted noninterest income, a $25.3 million increase in adjusted noninterest expense and a $6.7 million increase in adjusted income tax expense. The increased tax expense includes a $3.0 million charge related to the remeasurement of our deferred tax assets and deferred tax liabilities at our new expected effective tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017.

Fiscal year ended December 31, 2016 compared with year ended December 31, 2015. We earned net income of $20.7 million for the year ended December 31, 2016 compared to $29.1 million for the year ended December 31, 2015, a decrease of $8.4 million.

The results for the year ended December 31, 2016 include the results of operations of ColoEast since the August 1, 2016 acquisition date and were impacted by $1.6 million of pre-tax transaction and restructuring costs associated with our acquisition of ColoEast and reported as noninterest expense.

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

Excluding the impact of the ColoEast transaction costs and the Doral Money acquisition, we earned adjusted net income of $22.1 million for the year ended December 31, 2016 compared to $15.1 million for the year ended December 31, 2015, an increase of $7.0 million, or 46%.  The adjusted increase was primarily the result of a $21.7 million increase in net interest income and a $3.1 million increase in adjusted noninterest income, offset in part by a $2.2 million increase in the provision for loan losses, an $11.6 million increase in adjusted noninterest expense and a $4.0 million increase in adjusted income tax expense.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities for the years ended December 31, 2017, 2016, and 2015:

	For the years ended December 31,
	2017			2016			2015
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and cash equivalents	$124,802	$1,450	1.16%	$107,969	$653	0.60%	$123,444	$465	0.38%
Taxable securities	229,181	6,408	2.80%	222,536	4,131	1.86%	154,756	2,499	1.61%
Tax-exempt securities	28,984	415	1.43%	14,712	178	1.21%	3,560	59	1.66%
FHLB & FRB stock	12,674	207	1.63%	6,790	73	1.08%	5,115	156	3.05%
Loans (1)	2,235,481	168,744	7.55%	1,550,039	119,457	7.71%	1,109,434	95,581	8.62%
Total interest earning assets	2,631,122	177,224	6.74%	1,902,046	124,492	6.55%	1,396,309	98,760	7.07%
Noninterest earning assets:
Cash and cash equivalents	39,497			28,138			25,363
Other noninterest earning assets	174,297			149,572			116,184
Total assets	$2,844,916			$2,079,756			$1,537,856
Interest bearing liabilities:
Deposits:
Interest bearing demand	331,023	526	0.16%	269,635	278	0.10%	227,251	140	0.06%
Individual retirement accounts	100,731	1,221	1.21%	78,979	927	1.17%	57,216	690	1.21%
Money market	209,229	509	0.24%	156,637	332	0.21%	116,654	266	0.23%
Savings	175,821	105	0.06%	116,928	63	0.05%	72,964	36	0.05%
Certificates of deposit	782,384	9,328	1.19%	640,490	7,005	1.09%	501,293	5,273	1.05%
Brokered deposits	87,395	1,393	1.59%	52,816	551	1.04%	49,867	501	1.00%
Total interest bearing deposits	1,686,583	13,082	0.78%	1,315,485	9,156	0.70%	1,025,245	6,906	0.67%
Subordinated notes	48,779	3,344	6.86%	12,373	835	6.75%	—	—	—
Junior subordinated debentures	33,293	1,955	5.87%	28,059	1,427	5.09%	24,547	1,121	4.57%
Other borrowings	313,357	3,159	1.01%	186,768	716	0.38%	48,017	82	0.17%
Total interest bearing liabilities	2,082,012	21,540	1.03%	1,542,685	12,134	0.79%	1,097,809	8,109	0.74%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	408,729			243,349			168,565
Other liabilities	14,264			11,306			13,931
Total equity	339,911			282,416			257,551
Total liabilities and equity	$2,844,916			$2,079,756			$1,537,856
Net interest income		$155,684			$112,358			$90,651
Interest spread (2)			5.71%			5.76%			6.33%
Net interest margin (3)			5.92%			5.91%			6.49%

1.	Balance totals include respective nonaccrual assets.
2.	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
3.	Net interest margin is the ratio of net interest income to average interest earning assets.

Year ended December 31, 2017 compared with year ended December 31, 2016. We earned net interest income of $155.7 million for the year ended December 31, 2016 compared to $112.4 million for the year ended December 31, 2016.

This increase in net interest income was driven by increases in average interest earning assets, which increased to $2.631 billion for the year ended December 31, 2017 from $1.902 billion for the year ended December 31, 2016, an increase of $729 million, or 38.3%.  The increase in interest earning assets was impacted by the $95.8 million of loans acquired in the Acquired Branches acquisition on October 6, 2017, which were outstanding for almost three full months during the year ended December 31, 2017. To a lesser extent, the increase in interest earning assets was impacted by the $171.2 million of loans and the $97.7 million of investment securities acquired in the Valley acquisition on December 9, 2017, which were outstanding for approximately 3 weeks during the year ended December 31, 2017.  The remaining increase primarily resulted from organic growth in our loan portfolio.  With the exception of healthcare asset-based lending loans, our commercial finance product lines, including our factored receivables, asset-based loans, equipment finance loans, and premium finance loans increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  In total, our outstanding commercial finance balances increased $203.8 million, or 29.4%, from $693.7 million at December 31, 2016 to $897.5 million at December 31, 2017 and of this growth, $136.2 million, or 66.8%, was the result of growth in our higher yielding factored receivables.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.

The increases in our net interest income resulting from changes in the interest income generated by the acquired assets and the organic growth in our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.687 billion for the year ended December 31, 2017 from $1.315 billion for the year ended December 31, 2016, an increase of $372 million, or 28.3%.  The $160.7 million of customer deposits assumed in the Acquired Branches acquisition on October 6, 2017, which were outstanding for almost three full months during the year ended December 31, 2017, contributed to the increase in average interest bearing deposits during the period.  To a lesser extent, the $293.4 million of customer deposits assumed in the Valley acquisition on December 9, 2017, which were outstanding for approximately three weeks during the year ended December 31, 2017, also contributed to the increase in average interest bearing deposits during the period. The remaining increase was partially due to growth in our certificates of deposit as these higher cost deposit products were used to fund our loan growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund growth in our mortgage warehouse lending.  Finally, we issued $50.0 million of subordinated notes on September 30, 2016 at an initial fixed rate of 6.5% and a full year impact of this issuance is reflected in the average balance for the year ended December 31, 2017.

Net interest margin increased to 5.92% for the year ended December 31, 2017 from 5.91% for the year ended December 31, 2016.

The increase in our net interest margin primarily resulted from an increase in yields on our interest earning assets.  Our average yield on earning assets increased to 6.74% for the year ended December 31, 2017 from 6.55% for the year ended December 31, 2016, an increase of 19 basis points.  The increase is primarily attributable to increased average yields on cash and cash equivalents, tax-exempt securities, and FHLB & FRB stock due to increases in the underlying interest rates of these instruments throughout the year ended December 31, 2017. Additionally, we experienced an increase in average yield on our taxable securities due to increases in the underlying interest rates over the same period as well as accelerated interest recognition due to early calls of certain taxable securities acquired at a discount to par during the year ended December 31, 2017. These increases in average yields on our interest earning assets were offset by a decrease in average yield on our loan portfolio of 16 basis points or 2.1% due to a change in the mix within our loan portfolio period over period.  The lower yielding community banking loans acquired in the Acquired Branches and Valley acquisitions resulted in a decrease in the average balance of our higher yielding commercial finance products as a percentage of the average balance of the total portfolio from 38% at December 31, 2016 to 36% at December 31, 2017.  Additionally, a full year of the lower yielding community banking loans acquired in the ColoEast acquisition on August 1, 2016 is now fully reflected in the average balances for the year ended December 31, 2017. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, remained flat as a percentage of the overall factoring portfolio at 77% as of December 31, 2017 and 2016.

A component of the yield on our loan portfolio consists of discount accretion on acquired loan portfolios. Purchase discounts are being accreted into income over the remaining lives of the acquired loans.  Due to growth in our average loans, the aggregate yield on our loan portfolio attributable to accretion of purchase discounts decreased to 32 basis points for the year ended December 31, 2017 compared to 48 basis points for the year ended December 31, 2016.  The decreased impact was partially offset by increased accretion associated with our 2017 acquisitions. During the year ended December 31, 2017, we recorded an additional purchase discount of $6.6 million and $3.3 million on loans acquired from Valley and the Acquired Branches, respectively.

Excluding the impact of discount accretion, the adjusted yield on our loan portfolio was flat at 7.23% for the years ended December 31, 2017 and 2016, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding commercial finance product lines which include our factored receivables, asset-based loans, equipment finance loans, and premium finance loans.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.65% and 5.52% for the years ended December 31, 2017 and 2016, respectively.

The increase in our yield on total interest earning assets was partially offset by an increase in our average cost of funds.  Our average cost of interest bearing liabilities increased to 1.03% for the year ended December 31, 2017 from 0.79% for the year ended December 31, 2016, an increase of 24 basis points.  Contributing factors to this increase included increased use of higher rate certificates of deposit to fund our loan growth, higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the economy, and most significantly, a full year effect of our issuance of $50.0 million of subordinated notes on September 30, 2016 at an initial fixed rate of 6.5%.  The lower cost customer deposits assumed in the Acquired Branches and Valley acquisitions partially offset these increases.

Year ended December 31, 2016 compared with year ended December 31, 2015. We earned net interest income of $112.4 million for the year ended December 31, 2016 compared to $90.7 million for the year ended December 31, 2015.

This increase in net interest income was driven by increases in average interest earning assets, which increased to $1.902 billion for the year ended December 31, 2016 from $1.396 billion for the year ended December 31, 2015, an increase of $506 million, or 36.2%.  The increase in interest earning assets was impacted by the $460.8 million of loans and $161.7 million of investment securities acquired in the ColoEast acquisition on August 1, 2016, which were outstanding for five months during the year ended December 31, 2016.  The remaining increase primarily resulted from organic growth in our loan portfolio.  Our commercial finance product lines, including our factored receivables, asset-based loans, equipment finance loans, and premium finance loans increased on a period over period basis as a result of the continued execution of our growth strategy for such products.  Our outstanding commercial finance balances increased $172.7 million, or 33.1%, from $521.0 million at December 31, 2015 to $693.7 million at December 31, 2016.  We also experienced organic growth in our mortgage warehouse facilities and community banking lending products period over period, including commercial real estate and general commercial and industrial loans.

The increases in our net interest income resulting from changes in the interest income generated by the acquired ColoEast assets and the organic growth in our loan portfolio discussed above were offset in part by an increase in our interest expense associated with the growth in customer deposits and other borrowings.  Average total interest bearing deposits increased to $1.315 billion for the year ended December 31, 2016 from $1.025 billion for the year ended December 31, 2015, an increase of $290 million, or 28.3%.  The $653.0 million of customer deposits assumed in the ColoEast acquisition on August 1, 2016, which were outstanding for five months during the year ended December 31, 2016, contributed to the increase in average interest bearing deposits during the period.  The remaining increase was partially due to growth in our certificates of deposit as these higher cost deposit products were used to fund our loan growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund loans.  Finally, we issued $50.0 million of subordinated notes on September 30, 2016 at an initial fixed rate of 6.5% that increased our interest expense during 2016.

Net interest margin decreased to 5.91% for the year ended December 31, 2016 from 6.49% for the year ended December 31, 2015, a decrease of 58 basis points.

The decline in our net interest margin primarily resulted from a decrease in yields on our interest earning assets.  Our average yield on earning assets decreased to 6.55% for the year ended December 31, 2016 from 7.07% for the year ended December 31, 2015, a decrease of 52 basis points.  The decrease is primarily attributable to a change in the mix within our loan portfolio period over period.  The lower yielding community banking loans acquired in the ColoEast acquisition resulted in a decrease in the average balance of our higher yielding commercial finance products as a percentage of the average balance of the total portfolio from 40% at December 31, 2015 to 38% at December 31, 2016.    In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall factoring portfolio to 77% at December 31, 2016 compared to 82% at December 31, 2015 as we expanded our non-transportation factoring product lines in 2016.

A component of the yield on our loan portfolio consists of discount accretion on acquired loan portfolios.    During the year ended December 31, 2016, we acquired loans in the ColoEast acquisition with an additional purchase discount of $12.0 million which is being accreted into income over the remaining lives of the acquired loans.  Due in part to accretion associated with the ColoEast acquired loans, the aggregate increased yield on our loan portfolio attributable to accretion of purchase discounts associated with these acquisitions increased to 48 basis points for the year ended December 31, 2016 compared to 42 basis points for the year ended December 31, 2015.  Discount accretion for the year ended December 31, 2016 also included approximately $1.2 million of accretion resulting from the payoff of an individual purchased credit impaired loan in excess of its carrying amount.  Excluding the impact of discount accretion, the adjusted yield on our loan portfolio was 7.23% and 8.20% for the years ended December 31, 2016 and 2015, respectively.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.52% and 6.16% for the years ended December 31, 2016 and 2015, respectively.

An increase in our average cost of funds also contributed to the decrease in our net interest margin.  Our average cost of interest bearing liabilities increased to 0.79% for the year ended December 31, 2016 from 0.74% for the year ended December 31, 2015, an increase of 5 basis points.  Contributing factors to this increase included increased use of higher rate certificates of deposit, higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the economy, and our issuance of $50.0 million of subordinated notes on September 30, 2016 at an initial fixed rate of 6.5%.  The lower cost customer deposits assumed in the ColoEast acquisition partially offset these increases.

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

	Years ended December 31,
	2017 Compared to 2016			2016 Compared to 2015
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$601	$196	$797	$282	$(94)	$188
Taxable securities	2,091	186	2,277	374	1,258	1,632
Tax-exempt securities	33	204	237	(16)	135	119
FHLB & FRB stock	38	96	134	(101)	18	(83)
Loans	(2,453)	51,740	49,287	(10,080)	33,956	23,876
Total interest income	310	52,422	52,732	(9,541)	35,273	25,732
Interest bearing liabilities:
Interest bearing demand	150	98	248	94	44	138
Individual retirement accounts	30	264	294	(18)	255	237
Money market	49	128	177	(19)	85	66
Savings	7	35	42	3	24	27
Certificates of deposit	631	1,692	2,323	210	1,522	1,732
Brokered deposits	291	551	842	19	31	50
Total interest bearing deposits	1,158	2,768	3,926	289	1,961	2,250
Subordinated notes	13	2,496	2,509	—	835	835
Junior subordinated debentures	221	307	528	127	179	306
Other borrowings	1,167	1,276	2,443	102	532	634
Total interest expense	2,559	6,847	9,406	518	3,507	4,025
Change in net interest income	$(2,249)	$45,575	$43,326	$(10,059)	$31,766	$21,707

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses at an appropriate level to absorb estimated losses incurred in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

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

Under accounting standards for business combinations, acquired loans are recorded at fair value on the date of acquisition. This fair value adjustment eliminates any of the seller’s ALLL associated with such loans as of the purchase date as any credit exposure associated with such loans is incorporated into the fair value adjustment.  A provision for loan losses is recorded for the emergence of new incurred and estimable losses on acquired loans after the acquisition date.

Year ended December 31, 2017 compared with year ended December 31, 2016. Our provision for loan losses was $11.6 million for the year ended December 31, 2017 compared to $6.7 million for the year ended December 31, 2016.

The increased provision for loan losses was the result of an increase in loan charge-offs during 2017.  We experienced higher net charge-offs of $6.2 million in the year ended December 31, 2017 compared to net charge-offs of $3.9 million for 2016, an increase of $2.3 million.

The increased provision for loan losses was also the result of a higher loan portfolio growth rate period over period in our factored receivables, which generally require higher levels of ALLL.  Our factored receivable balances increased by $136.2 million during the year ended December 31, 2017 compared to an increase of $23.1 million during the year ended December 31, 2016.  In addition, during the year ended December 31, 2017, excluding the $267.0 million acquired Acquired Branches and Valley loan portfolios, outstanding loans held for investment increased $516.2 million from December 31, 2016.  During the year ended December 31, 2016, outstanding loans held for investment increased $275.0 million from December 31, 2015.  The larger increase in outstanding loan balances within the year ended December 31, 2017 results in a higher provision for loan losses compared to the year ended December 31, 2016.

Our ALLL was $18.7 million as of December 31, 2017 and $15.4 million as of December 31, 2016, representing an ALLL to total loans ratio of 0.67% and 0.76% respectively. The decrease in ALLL as a percentage of total loans as of December 31, 2017 was primarily due to loans acquired from the Acquired Branches and Valley transactions recorded at a fair value of $267.0 million. This fair value incorporated a discount to account for expected credit exposure associated with the acquired loans at the time of purchase and as a result, the acquired loan portfolios did not require an ALLL on the date of acquisition.

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

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2017, 2016, and 2015:

	Year ended December 31,			2017 Compared to 2016		2016 Compared to 2015
(Dollars in thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Service charges on deposits	$4,181	$3,447	$2,732	$734	21.3%	$715	26.2%
Card income	3,822	2,732	2,234	1,090	39.9%	498	22.3%
Net OREO gains (losses) and valuation adjustments	(850)	(1,427)	(108)	577	40.4%	(1,319)	(1221.3%)
Net gains (losses) on sale of securities	35	(56)	259	91	162.5%	(315)	(121.6%)
Net gains on sale of loans	—	16	1,630	(16)	(100.0%)	(1,614)	(99.0%)
Fee income	2,503	2,240	1,931	263	11.7%	309	16.0%
Insurance commissions	2,981	1,295	296	1,686	130.2%	999	337.5%
Bargain purchase gain	—	—	15,117	—	—	(15,117)	(100.0%)
Gain on sale of subsidiary	20,860	—	—	20,860	100.0%	—	—
Asset management fees	1,717	6,574	5,646	(4,857)	(73.9%)	928	16.4%
CLO warehouse investment income	2,226	3,184	1,151	(958)	(30.1%)	2,033	176.6%
Other	3,181	2,951	2,409	230	7.8%	542	22.5%
Total noninterest income	$40,656	$20,956	$33,297	$19,700	94.0%	$(12,341)	(37.1%)

Year ended December 31, 2017 compared with year ended December 31, 2016.

We earned noninterest income of $40.7 million for the year ended December 31, 2017 compared to $21.0 million for the year ended December 31, 2016. Our results for 2017 were impacted by a gain of $20.9 million associated with the sale of Triumph Capital Advisors. Excluding the gain on sale of subsidiary in 2017, we earned noninterest income of $19.8 million for the year ended December 31, 2017, resulting in an adjusted decrease in noninterest income of $1.2 million, or 5.5% period over period.  The decrease was primarily due to decreases in asset management fees earned by Triumph Capital Advisors and CLO warehouse investment income.  These decreases in noninterest income were partially offset by increases in service charges on deposits, card income, OREO gains and insurance commissions.  Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, increased from $3.4 million for year ended December 31, 2016 to $4.2 million for the year ended December 31, 2017. The increase was primarily due to additional service charges associated with higher customer deposits resulting from a full-year impact of the ColoEast acquisition which occurred on August 1, 2016 as well as additional service charges associated with customer deposits from the Acquired Branches and Valley acquisitions which occurred on October 6, 2017 and December 9, 2017, respectively.

•

Card Income.  Card income increased from $2.7 million for year ended December 31, 2016 to $3.8 million for the year ended December 31, 2017. The increase was primarily due to additional card fees associated with the increase in customer accounts due to a full-year impact of the ColoEast acquisition as well as additional card fees associated with the increase in customer accounts due to the Acquired Branches and Valley.

•

Net OREO Gains (Losses) and Valuation Adjustments.  Net OREO gains (losses) and valuation adjustments represents gains on loans transferred to OREO with a fair value in excess of the foreclosed loans’ carrying value, gains and losses on the sale of OREO, and valuation allowances recorded due to subsequent write-downs of OREO.  The net loss of $0.9 million for year ended December 31, 2017 was primarily due to a $0.8 million loss on the sale of one large property.

•

Insurance Commissions.  Insurance commissions represent income earned by the Company for binding commercial insurance policies with various individuals and companies (usually in the transportation industry) on behalf of various insurance companies. Insurance commissions increased from $1.3 million for the year ended December 31, 2016 to $3.0 million for the year ended December 31, 2017. The increase was primarily due to an increase in customers resulting in an increase in sales volume during the year ended December 31, 2017.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors (“TCA”) decreased 73.9% from $6.6 million for the year ended December 31, 2016 to $1.7 million for the year ended December 31, 2017.  The decrease in asset management fees was the result of the sale of our 100% membership interest in TCA on March 31, 2017. For the twelve months ended December 31, 2017, asset management fees were only earned for the first three months of the year.

•

CLO Warehouse Investment Income. Income from our CLO warehouse investments decreased $1.0 million, from $3.2 million for the year ended December 31, 2016 to $2.2 million for the year ended December 31, 2017 due to decreased investments in the CLO warehouse entities during the period.  While there may be opportunities to make additional investments in CLO warehouse instruments going forward, we have no assurance that we will be able to make similar investments in the future.

•

Other.  Other income increased from $3.0 million for the year ended December 31, 2016 to $3.2 million for the year ended December 31, 2017.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities and bank-owned life insurance.  The increase was the result of individually insignificant changes in the components of other income as a result of our community bank acquisitions.

Year ended December 31, 2016 compared with year ended December 31, 2015. We earned noninterest income of $21.0 million for the year ended December 31, 2016 compared to $33.3 million for the year ended December 31, 2015. Our results for 2015 were impacted by the realization of a nontaxable bargain purchase gain of $15.1 million associated with the Doral Money acquisition. Excluding the bargain purchase gain in 2015, we earned noninterest income of $18.2 million for the year ended December 31, 2015, resulting in an adjusted increase in noninterest income of $2.8 million, or 15.4% period over period.  The increase was primarily due to the increase in CLO asset management fees earned by Triumph Capital Advisors, customer fee income, and other noninterest income.  These increases in noninterest income were offset in part by a decrease in OREO valuation adjustments and a decrease in gains on the sale of securities and loans.  Changes in selected components of noninterest income in the above table are discussed below.

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

•

Other.  Other income increased from $2.4 million for the year ended December 31, 2015 to $3.0 million for the year ended December 31, 2016.  Other income includes income for check cashing and wire transfer fees, income associated with trust activities and bank-owned life insurance.  The increase was the result of individually insignificant changes in the components of other income as a result of our community bank acquisitions.

Noninterest Expense

The following table presents the major categories of noninterest expense for the years ended December 31, 2017, 2016, and 2015:

	Year ended December 31,			2017 Compared to 2016		2016 Compared to 2015
(Dollars in thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$72,696	$54,531	$50,175	$18,165	33.3%	$4,356	8.7%
Occupancy, furniture and equipment	9,833	7,301	6,259	2,532	34.7%	1,042	16.6%
FDIC insurance and other regulatory assessments	1,201	913	1,086	288	31.5%	(173)	(15.9%)
Professional fees	7,192	5,529	4,429	1,663	30.1%	1,100	24.8%
Amortization of intangible assets	5,201	3,782	3,979	1,419	37.5%	(197)	(5.0%)
Advertising and promotion	3,226	2,716	2,061	510	18.8%	655	31.8%
Communications and technology	8,843	6,491	4,360	2,352	36.2%	2,131	48.9%
Travel and entertainment	2,661	2,364	1,550	297	12.6%	814	52.5%
Other	12,761	9,485	7,966	3,276	34.5%	1,519	19.1%
Total noninterest expense	$123,614	$93,112	$81,865	$30,502	32.8%	$11,247	13.7%

Year ended December 31, 2017 compared with year ended December 31, 2016. Noninterest expense totaled $123.6 million for the year ended December 31, 2017 compared to $93.1 million for the year ended December 31, 2016. The results for the year ended December 31, 2017 were impacted by total transaction costs incurred in the amount of $2.0 million associated with the acquisitions of ColoEast in August 2016, the Acquired Branches in October 2017 and Valley in December 2017. The results for the year ended December 31, 2017 were also impacted by an incremental $4.8 million of bonus expense paid to team members to recognize their contribution to the transaction and building the value realized in the sale of TCA. The results for the year ended December 31, 2016 were impacted by the transaction costs incurred in the amount of $1.6 million associated with the acquisition of ColoEast in August 2016.

Excluding transaction related costs associated with our acquisitions and divestitures, noninterest expense totaled $116.8 million for the year ended December 31, 2017 and $91.5 million for the year ended December 31, 2016, an increase of $25.3 million, or 27.7%.  The increase is primarily attributable to continuing investments made in personnel and infrastructure to support growth in organically generated product lines and other strategic initiatives, as well as ongoing operational costs related to the added ColoEast, Acquired Branches and Valley infrastructures.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $72.7 million for the year ended December 31, 2017 compared to $54.5 million for the year ended December 31, 2016. We experienced an increase in the total size of our workforce between these periods as our average full-time equivalent employees were 726.0 and 583.3 for the years ended December 31, 2017 and 2016, respectively.  Sources of this increased headcount were primarily employees added through our acquisitions.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Results for the year ended December 31, 2017 were further impacted by $0.3 million of severance costs incurred as part of Acquired Branches and Valley restructuring activities during the year ended December 31, 2017 and the accrual of an incremental $4.8 million bonus expense for the amount paid to team members to recognize their contribution to the sale of TCA. Results for the year ended December 31, 2016 were impacted by $0.4 million of severance costs incurred as part of ColoEast restructuring activities.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses were $9.8 million for the year ended December 31, 2017 compared to $7.3 million for year ended December 31, 2016. The increase is primarily due to expenses associated with the assets and facilities added through acquisition activities.

•

Professional Fees. Professional fees are primarily comprised of tax, consulting, legal, and external audit fees, and were $7.2 million for the year ended December 31, 2017 compared to $5.5 million for the year ended December 31, 2016. The increase is primarily attributable to $1.2 million of professional fees incurred in the year ended December 31, 2017 associated with the acquisitions of the Acquired Branches and Valley and the sale of TCA compared to $1.0 million of professional fees incurred in the year ended December 31, 2016 associated with the ColoEast acquisition.  The remaining increase is comprised of insignificant increases in the remaining components of professional fees primarily resulting from the growth of the Company.

•

Amortization of Intangibles. Amortization of intangible assets was $5.2 million for the year ended December 31, 2017 compared to $3.8 million for the year ended December 31, 2016.  The increase is primarily due to a $1.3 million impairment charge on core deposit intangible assets associated with acquired public deposits that management decided to no longer hold. The results for the year ended December 31, 2017 also include amortization of acquired core deposit intangible assets associated with the acquisitions of the Acquired Branches and Valley during 2017. As of December 31, 2017, we had total intangible assets with a recorded net carrying amount of $19.7 million, with amortization of $4.3 million scheduled in fiscal year 2018, $3.8 million of amortization scheduled in fiscal year 2019, and the remaining $11.6 million of amortization scheduled thereafter.

•

Communications and Technology. Communications and technology expenses were $8.8 million for the year ended December 31, 2017, compared to $6.5 million for the year ended December 31, 2016. The increase is primarily due to the communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies. Communications and technology expenses also include contract termination fees associated with systems acquired from ColoEast, the Acquired Branches and Valley that will no longer be utilized by our integrated organization.

•

Other. Increases experienced in other noninterest expense items in the year ended December 31, 2017 versus the year ended December 31, 2016 are generally attributable to our recent acquisitions as well as the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

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

•

Salaries and Employee Benefits. Salaries and employee benefits expenses have historically been our largest category of noninterest expense. Salaries and employee benefits expenses were $54.5 million for the year ended December 31, 2016 compared to $50.2 million for the year ended December 31, 2015. The increase in 2016 was impacted by $0.4 million of severance costs incurred as part of ColoEast restructuring activities during the year ended December 31, 2016 and the accrual of an incremental $1.8 million bonus expense during the year ended December 31, 2015 for the amount paid to team members to recognize their contribution to the Doral Money acquisition.  We experienced an increase in the total size of our workforce between these periods as our average full-time equivalent employees were 583.3 and 492.5 for the years ended December 31, 2016 and 2015, respectively.  Sources of this increased headcount were primarily employees added through the ColoEast acquisition.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

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

•

Communications and Technology. Communications and technology expenses were $6.5 million for the year ended December 31, 2016, compared to $4.4 million for the year ended December 31, 2015. Communications and technology expenses for the year ended December 31, 2016 included $0.3 million of contract termination fees associated with ColoEast systems that will no longer be utilized by our integrated organization as well as incremental increases associated with the ColoEast acquisition.  The remaining increase is attributed to the communications and technology expense associated with the investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.

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

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits.

Year ended December 31, 2017 compared with year ended December 31, 2016. Income tax expense for the year ended December 31, 2017 was $24.9 million compared to $12.8 million for the year ended December 31, 2016. During the year ended December 31, 2017, the effective tax rate was 40.7% compared to 38.2% for the year ended December 31, 2016. The higher effective tax rate for the year ended December 31, 2017 reflects an income tax charge of $3.0 million related to the remeasurement of our deferred tax assets and deferred tax liabilities at our new expected effective tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017. Absent enactment of the Act, our effective tax rate for the year ended December 31, 2017 would have been 35.84%. We are currently estimating that our effective tax rate for 2018 will be approximately 23% however, that estimated effective tax rate is subject to change as further authoritative interpretation and guidance regarding the Tax Act becomes available. For further information, see Note 12 – Income Taxes in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Year ended December 31, 2016 compared with year ended December 31, 2015. Income tax expense for the year ended December 31, 2016 was $12.8 million compared to $8.4 million for the year ended December 31, 2015. During the year ended December 31, 2016, the effective tax rate was 38.2% compared to 22.4% for the year ended December 31, 2015. The lower effective tax rate for the year ended December 31, 2015 reflects the increase in nontaxable income attributed to the $15.1 million bargain purchase gain associated with the Doral Money acquisition. Excluding the impact of the bargain purchase gain, our effective tax rate for the year ended December 31, 2015 was 37.5%.   For further information, see Note 12 – Income Taxes in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Operating Segment Results

Our reportable segments are Factoring, Banking, Asset Management, and Corporate which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Banking segment also includes certain factored receivables which are purchased by TBK Bank. The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The Asset Management segment included the operations of Triumph Capital Advisors with revenue derived from fees for managing or providing other services related to collateralized loan obligation funds. On March 31, 2017, we sold our 100% membership interest in TCA. As a result, the Asset Management segment had no operations subsequent to March 31, 2017. Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Transactions between segments consist primarily of borrowed funds.  Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned accordingly. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

The following tables present our primary operating results for our operating segments as of and for the years ended December 31, 2017, 2016, and 2015:

(Dollars in thousands)			Asset
Year Ended December 31, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$130,480	$45,346	$3	$1,395	$177,224
Intersegment interest allocations	8,023	(8,023)	—	—	—
Total interest expense	16,240	—	—	5,300	21,540
Net interest income (expense)	122,263	37,323	3	(3,905)	155,684
Provision for loan losses	9,310	2,227	—	91	11,628
Net interest income (expense) after provision	112,953	35,096	3	(3,996)	144,056
Gain on sale of subsidiary	—	—	—	20,860	20,860
Other noninterest income	14,336	2,737	1,717	1,006	19,796
Noninterest expense	90,632	22,641	1,456	8,885	123,614
Operating income (loss)	$36,657	$15,192	$264	$8,985	$61,098

(Dollars in thousands)			Asset
Year Ended December 31, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$90,823	$32,824	$145	$700	$124,492
Intersegment interest allocations	4,583	(4,583)	—	—	—
Total interest expense	9,872	—	—	2,262	12,134
Net interest income (expense)	85,534	28,241	145	(1,562)	112,358
Provision for loan losses	6,239	454	—	—	6,693
Net interest income (expense) after provision	79,295	27,787	145	(1,562)	105,665
Noninterest income	9,077	2,256	6,632	2,991	20,956
Noninterest expense	65,795	19,551	5,234	2,532	93,112
Operating income (loss)	$22,577	$10,492	$1,543	$(1,103)	$33,509

(Dollars in thousands)			Asset
Year Ended December 31, 2015	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$65,831	$32,103	$108	$718	$98,760
Intersegment interest allocations	3,144	(3,144)	—	—	—
Total interest expense	6,978	—	10	1,121	8,109
Net interest income (expense)	61,997	28,959	98	(403)	90,651
Provision for loan losses	3,226	1,303	—	—	4,529
Net interest income (expense) after provision	58,771	27,656	98	(403)	86,122
Bargain purchase gain	—	—	15,117	—	15,117
Other noninterest income	9,644	1,739	5,757	1,040	18,180
Noninterest expense	51,249	17,871	6,866	5,879	81,865
Operating income (loss)	$17,166	$11,524	$14,106	$(5,242)	$37,554

(Dollars in thousands)			Asset
December 31, 2017	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$—	$504,656	$(810,867)	$3,499,033
Gross loans held for investment	$2,784,147	$346,293	$—	$11,936	$(331,520)	$2,810,856

(Dollars in thousands)			Asset
December 31, 2016	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,588,509	$223,994	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans held for investment	$1,961,552	$212,784	$—	$1,866	$(148,578)	$2,027,624

Year ended December 31, 2017 compared with year ended December 31, 2016.

Banking

(Dollars in thousands)	Years Ended December 31,		2017 Compared to 2016
Banking	2017	2016	$ Change	% Change
Total interest income	$130,480	$90,823	$39,657	43.7%
Intersegment interest allocations	8,023	4,583	3,440	75.1%
Total interest expense	16,240	9,872	6,368	64.5%
Net interest income (expense)	122,263	85,534	36,729	42.9%
Provision for loan losses	9,310	6,239	3,071	49.2%
Net interest income (expense) after provision	112,953	79,295	33,658	42.4%
Noninterest income	14,336	9,077	5,259	57.9%
Noninterest expense	90,632	65,795	24,837	37.7%
Operating income (loss)	$36,657	$22,577	$14,080	62.4%

Our Banking segment’s operating income totaled $36.7 million for the year ended December 31, 2017 compared to operating income of $22.6 million for the year ended December 31, 2016. We experienced increases in net interest income and noninterest income for the year ended December 31, 2017.  The increases were partially offset by increases in the provision for loan losses and noninterest expense period over period.

The increase in net interest income was primarily the result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our community banking and commercial finance products, including equipment loans, asset-based loans, and premium finance loans.  During the year ended December 31, 2017, we acquired $267.0 million of loans and $97.7 million of investment securities in our Banking segment as part of the Acquired Branches and Valley acquisitions.  Outstanding loans in our Banking segment grew 41.9% from $1.962 billion as of December 31, 2016 to $2.784 billion as of December 31, 2017.

We acquired loans with a combined fair value of $267.0 million in the Acquired Branches and Valley acquisitions, all of which are included in the Banking segment.  This fair value included a combined purchase discount of $10.0 million from the acquisition date unpaid principal balance of the acquired loans.  This purchase discount incorporated expected credit exposure associated with the acquired loans and as a result, the acquired loan portfolios had limited impact on the provision for loan losses for the year ended December 31, 2017.  Our provision for loan losses was $9.3 million for the year ended December 31, 2017 compared with $6.2 million for the year ended December 31, 2016.  As outstanding loan balances fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, the product types associated with fluctuations within the loan portfolio also contribute to the allowance allocation, as different loan products require different levels of ALLL based upon their credit risk characteristics.  Finally, loan loss valuation allowances and charge-offs are recorded on specific at-risk balances, typically consisting of impaired loans.  The increase in the provision for loan losses in the year ended December 31, 2017 was primarily due to an increase in recorded net specific reserves and net charge-offs during 2017.  We recorded net specific reserves of $1.8 million and net charge-offs of $4.6 million at our Banking segment during the year ended December 31, 2017 both of which were period over period increases compared to net specific reserves of $1.7 million and net charge-offs of $3.3 million recorded during the year ended December 31, 2016.  The increase in the provision for loan losses was also driven by increased organic loan growth in our banking segment during the year ended December 31, 2017 compared to the loan growth during the year ended December 31, 2016.  During the year ended December 31, 2017 outstanding loans in our Banking segment, excluding the combined $267.0 million acquired portfolios, increased $555.6 million from December 31, 2016.  During the year ended December 31, 2016 outstanding loans in our Banking segment, excluding the $460.8 million acquired ColoEast portfolio, increased $277.7 million from December 31, 2015.    The higher increase in outstanding balances within the year ended December 31, 2017 contributes to an increased provision for loan losses compared to the year ended December 31, 2016.

Noninterest income was $14.3 million for the year ended December 31, 2017 compared to $9.1 million for the year ended December 31, 2016. The increase was primarily due to increases in customer-related fees such as service charges on deposits and debit and credit card fees, which was primarily a result of a full-year impact of the ColoEast acquisition, which occurred on August 1, 2016, and the Acquired Branches and Valley acquisitions which occurred on October 6, 2017 and December 9, 2017, respectively. Additionally, insurance commissions increased from $1.3 million for the year ended December 31, 2016 to $3.0 million for the year ended December 31, 2017 due to an increase in customers which resulted in increased sales.

Noninterest expense was $90.6 million for the year ended December 31, 2017, compared to $65.8 million for the year ended December 31, 2016, driven by increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending, including communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.  This includes incremental costs associated with the growth in our Banking segment personnel and infrastructure as a result of our acquisition of ColoEast on August 1, 2016 as well as our acquisitions of the Acquired Branches and Valley on October 6, 2017 and December 9, 2017, respectively.   In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.

Factoring

(Dollars in thousands)	Years Ended December 31,		2017 Compared to 2016
Factoring	2017	2016	$ Change	% Change
Total interest income	$45,346	$32,824	$12,522	38.1%
Intersegment interest allocations	(8,023)	(4,583)	(3,440)	75.1%
Total interest expense	—	—	—	—
Net interest income (expense)	37,323	28,241	9,082	32.2%
Provision for loan losses	2,227	454	1,773	390.5%
Net interest income (expense) after provision	35,096	27,787	7,309	26.3%
Noninterest income	2,737	2,256	481	21.3%
Noninterest expense	22,641	19,551	3,090	15.8%
Operating income (loss)	$15,192	$10,492	$4,700	44.8%

Our Factoring segment’s operating income for the year ended December 31, 2017 was $15.2 million, compared with $10.5 million for the year ended December 31, 2016. This increase was primarily due to increased net interest income partially offset by higher noninterest expenses.

Factored receivables grew 62.7% from $212.8 million as of December 31, 2016 to $346.3 million as of December 31, 2017. Our average number of clients increased from 2,266 for the year ended December 31, 2016 to 2,764 for the year ended December 31, 2017 and the corresponding factored accounts receivable purchases increased from $1.828 billion during the year ended December 31, 2016 to $2.766 billion during the year ended December 31, 2017.  Our average invoice size increased 16.3% from $1,303 for the year ended December 31, 2016 to $1,516 for the year ended December 31, 2017, and the number of invoices purchased increased 29.2% period over period.

Net interest income was $37.3 million for the year ended December 31, 2017 compared to $28.2 million for the year ended December 31, 2016. The increase in net interest income is due to an increase in total purchases driven by an increase in average number of clients and increased average invoice sizes.  Net funds employed (“NFE”) represent the balance of outstanding advances on our customers’ accounts against the underlying accounts receivable at a given time. Typically, NFE is equal to the underlying accounts receivable less escrow and cash reserves.  Our Factoring segment experienced a 44.7% increase in overall average net funds employed from $168.4 million for the year ended December 31, 2016 to $243.6 million for the year ended December 31, 2017. A change in the mix within our factored receivables portfolio period over period slightly offset our increased net interest income, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 83.8% at December 31, 2017 compared to 85.4% at December 31, 2016 as we continued to expand our non-transportation factoring product lines in 2017.

Our provision for loan losses was $2.2 million for the year ended December 31, 2017 compared with $0.5 million for the year ended December 31, 2016. The provision for loan losses on factored receivables is primarily driven by the allowance allocation for incurred losses recorded on collectively evaluated factored receivables purchased and outstanding for a period.  As factored receivables purchased fluctuate period over period, the associated provision for loan losses typically increases or decreases accordingly.  In addition, loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of invoices greater than 90 days past due with negative cash reserves.  The increased provision in the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to higher net purchases recorded during the year ended December 31, 2017. During the year ended December 31, 2017 factored receivables at our Factoring segment increased approximately $133.5 million from December 31, 2016.  During the year ended December 31, 2016 factored receivables at our Factoring segment increased approximately $26 million from December 31, 2015.  The higher increase in factored receivable balances within the year ended December 31, 2017 contributes to a higher provision for loan losses compared to the year ended December 31, 2016.

Noninterest income was $2.7 million for the year ended December 31, 2017 compared to $2.3 million for the year ended December 31, 2016.  The increase in noninterest income is consistent with the increase in factored receivable purchase volume period over period.

Noninterest expense was $22.6 million for the year ended December 31, 2017 compared with $19.6 million for the year ended December 31, 2016, driven primarily by increased personnel, operating, and technology costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and  number of invoices processed period over period.

Asset Management

(Dollars in thousands)	Years Ended December 31,		2017 Compared to 2016
Asset Management	2017	2016	$ Change	% Change
Total interest income	$3	$145	$(142)	(97.9%)
Intersegment interest allocations	—	—	—	—
Total interest expense	—	—	—	—
Net interest income (expense)	3	145	(142)	(97.9%)
Provision for loan losses	—	—	—	—
Net interest income (expense) after provision	3	145	(142)	(97.9%)
Noninterest income	1,717	6,632	(4,915)	(74.1%)
Noninterest expense	1,456	5,234	(3,778)	(72.2%)
Operating income (loss)	$264	$1,543	$(1,279)	(82.9%)

Our Asset Management segment’s operating income totaled $0.3 million for the year ended December 31, 2017 compared to $1.5 million for the year ended December 31, 2016. This decrease was due to the sale of our 100% membership interest in TCA resulting in the Asset Management segment having no operations subsequent to March 31, 2017. As of December 31, 2016, TCA managed $1.4 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provided middle and back office services under staffing and services agreements for $800 million of CLO assets earning approximately 26 basis points on average in fees.

Corporate

(Dollars in thousands)	Years Ended December 31,		2017 Compared to 2016
Corporate	2017	2016	$ Change	% Change
Total interest income	$1,395	$700	$695	99.3%
Intersegment interest allocations	—	—	—	—
Total interest expense	5,300	2,262	3,038	134.3%
Net interest income (expense)	(3,905)	(1,562)	(2,343)	150.0%
Provision for loan losses	91	—	91	100.0%
Net interest income (expense) after provision	(3,996)	(1,562)	(2,434)	155.8%
Gain on sale of subsidiary	20,860	—	20,860	100.0%
Other noninterest income	1,006	2,991	(1,985)	(66.4%)
Noninterest expense	8,885	2,532	6,353	250.9%
Operating income (loss)	$8,985	$(1,103)	$10,088	914.6%

The Corporate segment’s operating income totaled $9.0 million for the year ended December 31, 2017, compared with an operating loss of $1.1 million for the year ended December 31, 2016.  The operating income for the year ended December 31, 2017 is primarily due to the sale of TCA which resulted in a $20.9 million gain which was allocated to the Corporate segment.  The decrease in other noninterest income is primarily due to decreased earnings associated with the Corporate segment’s equity investments in CLO warehouse entities.  The increase in interest expense is due to a full year of interest expense in 2017 related to the subordinated notes issued on September 30, 2016. The decrease in other noninterest income is primarily due to the decrease of $1.0 million in income from our CLO warehouse equity as a result of our decreased investments in the CLO warehouse entities. The increase in noninterest expense is primarily due to $5.1 million of bonus expense and transaction related costs associated with the TCA sale.

Year ended December 31, 2016 compared with year ended December 31, 2015.

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

Noninterest income was $9.1 million for the year ended December 31, 2016 compared to $9.6 million for the year ended December 31, 2015. This decrease was primarily due to a $1.2 million OREO write-down during the year ended December 31, 2016 related to a branch facility transferred to OREO that was no longer being actively operated.  The write-down was the result of obtaining an updated appraisal on the property. There were no comparable write downs in 2015.  In addition, net gains on sale of loans, comprised primarily of residential mortgage loans sold, decreased 99% due to decreased sales activity period over period.  Proceeds from residential mortgage loan sales decreased from $62.8 million for the year ended December 31, 2015 to $2.2 million for the year ended December 31, 2016.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  The decline in residential mortgage loan sale activity experienced during the year ended December 31, 2016 is indicative of the run off of the business.  These reductions in noninterest income were offset in part by increases in customer-related fees such as service charges on deposits and debit and credit card fees, primarily the result of the ColoEast acquisition.

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

Net interest income was $28.2 million for the year ended December 31, 2016 compared to $29.0 million for the year ended December 31, 2015. The decrease in net interest income is partly due to pricing pressure on factored receivable balances in the current period due to increased competition and market conditions, resulting in slightly lower yields on net funds employed at our Factoring segment.  In addition, a change in the mix within our factored receivables portfolio period over period contributed to the decrease, as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio to 85% at December 31, 2016 compared to 95% at December 31, 2015 as we expanded our non-transportation factoring product lines in 2016.  These decreases were offset by an 8% increase in overall average net funds employed from $155.3 million for the year ended December 31, 2015 to $168.4 million for the year ended December 31, 2016.

Our provision for loan losses was $0.5 million for the year ended December 31, 2016 compared with $1.3 million for the year ended December 31, 2015.  The lower provision in the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to reductions in specific reserves required on at-risk balances recorded during the year ended December 31, 2016 compared to increases in such specific reserves during the year ended December 31, 2015.  These decreases in specific reserves were offset in part by higher net purchases recorded during the year ended December 31, 2016.  During the year ended December 31, 2016 factored receivables at our Factoring segment increased approximately $26 million from December 31, 2015.  During the year ended December 31, 2015, factored receivables at our Factoring segment increased approximately $16 million from December 31, 2014.  The higher increase in factored receivable balances within the year ended December 31, 2016 contributes to a higher provision for loan losses compared to the year ended December 31, 2015.

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

Our Asset Management segment’s operating income totaled $1.5 million for the year ended December 31, 2016 compared to $14.1 million for the year ended December 31, 2015. This decrease was impacted by the recording of a pre-tax bargain purchase gain in the amount of $15.1 million associated with the acquisition of Doral Money in 2015, offset by direct transaction costs of $0.3 million and the accrual of a $1.8 million incremental bonus expense for the amount paid to team members to recognize their contribution to the transaction.  Excluding the bargain purchase gain net of transaction costs and the incremental bonus accrual, the Asset Management segment reported operating income of $1.0 million for the year ended December 31, 2015.  As of December 31, 2016, Triumph Capital Advisors managed $1.4 billion of CLO assets earning approximately 31 basis points on average in asset management fees and provided middle and back office services under staffing and services agreements for $800 million of CLO assets earning approximately 26 basis points on average in fees.

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

Financial Condition

Assets

Total assets were $3.499 billion at December 31, 2017, compared to $2.641 billion at December 31, 2016, an increase of $858 million, the components of which are discussed below.

As part of the Acquired Branches and Valley acquisitions on October 6, 2017 and December 9, 2017, respectively, the Company acquired loans held for investment with a fair value of $267.0 million, premises and equipment with a fair value of $13.8 million, and core deposit intangible assets with a fair value of $9.3 million. Further, investment securities with a fair value of $97.7 million, OREO with a fair value less costs to sell of $2.3 million, and bank-owned life insurance with a fair value of $7.2 million were acquired by the Company as a result of our acquisition of Valley. The acquisitions of the Acquired Branches and Valley resulted in goodwill of $5.8 million and $10.5 million, respectively.

Loan Portfolio

Loans held for investment were $2.811 billion at December 31, 2017, compared with $2.028 billion at December 31, 2016.

We offer a broad range of lending and credit products.  Within our bank subsidiary, we offer a full range of lending products, including commercial real estate, construction and development, residential real estate, production agriculture, general commercial, mortgage warehouse facilities, farmland and consumer loans, focused on our community banking markets in Iowa, Illinois, Colorado, and Kansas.  We also originate a variety of commercial finance products offered on a nationwide basis.  These products include our factored receivables, the asset-based loans and equipment loans.

On January 19, 2018, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit the healthcare asset-based lending line of business. The decision to sell THF was made prior to the end of the fourth quarter, and at December 31, 2017, the fair value of the Disposal Group exceeded its carrying amount. As a result of this decision, the carrying amount of the Disposal Group, including loans with a recorded balance of $68.7 million, net of an allowance for loan and lease losses of $2.1 million, was transferred to assets held for sale. As such, THF loans are not included in the balance of loans held for investment at December 31, 2017. The balance of Commercial-General loans held for investment at December 31, 2016 includes THF loans with a gross balance of $79.7 million. Refer to the discussion of Assets Held for Sale below.

As part of the Valley and Acquired Branches acquisitions on December 9, 2017 and October 6, 2017, respectively, the Company acquired loans with an unpaid principal balance of $277.0 million and recorded a fair value purchase discount of $10.0 million, reflecting a fair value of $267.0 million.  The following table provides the acquired loans by loan portfolio category as of the respective acquisition dates:

	Acquisition Date Fair Value
(Dollars in thousands)	Valley	Acquired Branches	Total
Commercial real estate	$73,527	$13,382	$86,909
Construction, land development, land	20,969	537	21,506
1-4 family residential properties	26,264	6,986	33,250
Farmland	16,934	31,490	48,424
Commercial - General	25,472	4,119	29,591
Commercial - Agriculture	6,421	38,985	45,406
Factored receivables	—	—	—
Consumer	1,612	295	1,907
Mortgage warehouse	—	—	—
	$171,199	$95,794	$266,993

The following table shows our loans by portfolio categories as of the dates indicated:

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Recorded Investment	% of Total	Recorded Investment	% of Total	Recorded Investment	% of Total	Recorded Investment	% of Total	Recorded Investment	% of Total
Commercial real estate	$745,893	27%	$442,237	22%	$291,819	23%	$249,164	25%	$331,462	38%
Construction, land development, land	134,812	5%	109,812	5%	43,876	3%	42,914	4%	37,626	4%
1-4 family residential properties	125,827	4%	104,974	5%	78,244	6%	78,738	8%	91,301	10%
Farmland	180,141	6%	141,615	7%	33,573	3%	22,496	2%	20,294	2%
Commercial	920,812	33%	778,643	39%	495,356	38%	364,567	37%	255,655	29%
Factored receivables	374,410	13%	238,198	12%	215,088	17%	180,910	18%	117,370	13%
Consumer	31,131	1%	29,764	1%	13,050	1%	11,941	1%	13,878	2%
Mortgage warehouse	297,830	11%	182,381	9%	120,879	9%	55,148	5%	13,513	2%
Total Loans	$2,810,856	100%	$2,027,624	100%	$1,291,885	100%	$1,005,878	100%	$881,099	100%

Commercial Real Estate Loans. Our commercial real estate loans were $745.9 million at December 31, 2017, an increase of $303.7 million from $442.2 million at December 31, 2016, due primarily to new loan origination activity during 2017 as we continue to allocate internal resources to source additional commercial real estate opportunities. The increase was also due to $86.9 million of loans acquired as a result of the Acquired Branches and Valley acquisitions.

Construction and Development Loans. Our construction and development loans were $134.8 million at December 31, 2017, an increase of $25.0 million from $109.8 million at December 31, 2016, due primarily to the $21.5 million of Acquired Branches and Valley loans acquired and limited growth of this category in our markets.

Residential Real Estate Loans. Our one-to-four family residential loans were $125.8 million at December 31, 2017, an increase of $20.8 million from $105.0 million at December 31, 2016, due primarily to the $33.3 million of Acquired Branches and Valley loans acquired.  This increase was partially offset by paydowns in excess of new loan activity for the period.  As previously discussed, we made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  As a result, we expect our residential real estate loan balances, including the acquired residential real estate loans, to continue to decline as existing loans payoff.

Farmland Loans. Our farmland loans were $180.1 million at December 31, 2017, an increase of $38.5 million compared to $141.6 million at December 31, 2016, due primarily to the $48.4 million of Acquired Branches and Valley loans acquired offset by limited growth of this category in our markets.

Commercial Loans. Our commercial loans held for investment were $920.8 million at December 31, 2017, an increase of $142.2 million from $778.6 million at December 31, 2016. The increase in commercial loans was driven by growth in the general asset-based and equipment finance loans as we continue to execute on our growth strategy for such products. In addition, premium finance loans continued to grow during the period.  The increase in commercial loans was also impacted by the $74.9 million of Acquired Branches and Valley loans acquired.  The commercial loans acquired included $45.4 million of balances to support agricultural operations in the Colorado market, which increased our total commercial agriculture lending to $136.6 million at December 31, 2017.  Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased from $215.0 million at December 31, 2016 to $261.1 million at December 31, 2017.  This increase included $29.6 million of acquired loans.  The remaining increase is a result of new originations in our community banking markets in excess of paydowns as we continue to focus on lending activities to support businesses within our local communities. The increase in commercial loans was partially offset by the transfer of $70.8 million of  healthcare asset-based lending loans to assets held for sale at December 31, 2017, as discussed below.  The following table shows our commercial products as of December 31, 2017 and December 31, 2016:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Commercial
Equipment	$254,119	$190,393
Asset-based lending (general)	213,471	161,454
Asset-based lending (healthcare)	—	79,668
Premium finance	55,520	23,971
Agriculture	136,649	108,197
Other commercial lending	261,053	214,960
Total commercial loans	$920,812	$778,643

Factored Receivables. Our factored receivables were $374.4 million at December 31, 2017, an increase of $136.2 million, from $238.2 million at December 31, 2016, as we continue to execute on our growth strategy for this product at Triumph Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased at TBK Bank.  Purchase volumes at Triumph Business Capital were $2.766 billion during the year ended December 31, 2017 and TBK bank recorded purchase volume of $196.0 million for the year ended December 31, 2017.

Consumer Loans. Our consumer loans were $31.1 million at December 31, 2017, an increase of $1.3 million compared to $29.8 million at December 31, 2016, due in part to the $1.9 million of Acquired Branches and Valley loans acquired offset by relatively flat growth of this category in our existing markets during the year ended December 31, 2017.

Mortgage Warehouse. Our mortgage warehouse facilities maintained outstanding balances of $297.8 million at December 31, 2017, an increase of $115.4 million from $182.4 million at December 31, 2016. The increase was primarily due to higher utilization of our clients’ mortgage warehouse facilities during the period, as well as the addition of new clients.  Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans as of December 31, 2017.

	December 31, 2017
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$98,361	$448,801	$198,731	$745,893
Construction, land development, land	54,419	60,988	19,405	134,812
1-4 family residential properties	10,736	40,681	74,410	125,827
Farmland	18,739	43,666	117,736	180,141
Commercial	355,045	502,446	63,321	920,812
Factored receivables	374,410	—	—	374,410
Consumer	3,398	10,964	16,769	31,131
Mortgage warehouse	297,830	—	—	297,830
	$1,212,938	$1,107,546	$490,372	$2,810,856

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$864,729	$195,130
Floating interest rates		242,817	295,242
Total		$1,107,546	$490,372

As of December 31, 2017, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (24%), Colorado (26%), Illinois (17%), and Iowa (7%) make up 74% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.  At December 31, 2016, the states of Texas (23%), Colorado (22%), Illinois (21%) and Iowa (7%) made up 73% of the Company’s gross loans, excluding factored receivables.

Further, a majority (77%) of our factored receivables, representing approximately 10% of our total loan portfolio as of December 31, 2017, are receivables purchased from trucking fleets and owner-operators in the transportation industry. Although such concentration may cause our future income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.  At December 31, 2016, 77% of our factored receivables, representing approximately 9% of our total loan portfolio, were receivables purchased from trucking fleets and owner-operators in the transportation industry.

Nonperforming Assets

We have established procedures to assist us in maintaining the overall quality of our loan portfolio. In addition, we have adopted underwriting guidelines to be followed by our lending officers and require senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, we monitor them for any negative or adverse trends. Our loan review procedures include approval of lending policies and underwriting guidelines by the Board of Directors of our bank subsidiary, independent loan review, approval of large credit relationships by our bank subsidiary’s applicable loan committees and loan quality documentation procedures. We, like other financial institutions, are subject to the risk that our loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

The accrual of interest income on non-PCI loans is discontinued at the time full collection of interest or principal becomes doubtful unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued when a loan is placed on nonaccrual is reversed from interest income. Interest received on these loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The accretion of interest income on PCI loans is discontinued if the estimation of the timing and amount of cash flows expected to be collected involves a high degree of uncertainty and cannot be reasonably projected.  Such PCI loans are considered nonaccrual and included in our nonaccrual loan totals, but are not considered impaired unless the loans have experienced further credit deterioration subsequent to acquisition that requires a recorded allowance.  PCI loans for which the timing and amount of expected cash flows can be reasonably estimated accrete interest income, regardless of the contractual past due status of the loan, however, the disclosure of past due status of all PCI loans is based on the contractual terms of the loan, including those placed on nonaccrual due to the contractual payment status of the loan.

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

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. We classify nonperforming assets as nonperforming loans, OREO, other repossessed assets and nonaccrual loans included in assets held for sale. Nonperforming loans consist of nonaccrual loans (including nonaccrual PCI loans), troubled debt restructurings (“TDRs”), and factored receivables greater than 90 days past due. The balances of nonperforming loans reflect the recorded investment in these assets, including deductions for purchase discounts.

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Nonperforming loans:
Commercial real estate	$1,012	$1,456
Construction, land development, land	136	362
1-4 family residential properties	2,638	1,039
Farmland	4,182	1,334
Commercial	26,592	30,640
Factored receivables	1,454	2,153
Consumer	384	89
Mortgage Warehouse	—	—
Purchased credit impaired	2,333	8,233
Total nonperforming loans	38,731	45,306
Other real estate owned, net	9,191	6,077
Other repossessed assets	320	817
Assets held for sale	245	—
Total nonperforming assets	$48,487	$52,200

Nonperforming assets to total assets	1.39%	1.98%
Nonperforming loans to total loans held for investment	1.38%	2.23%
Total past due loans to total loans held for investment	2.33%	3.61%

We had $38.7 million and $45.3 million in nonperforming loans, including nonaccrual PCI loans, as of December 31, 2017 and December 31, 2016, respectively. Nonperforming loans decreased from December 31, 2016 to December 31, 2017, primarily due to improvement of credit quality within our commercial lending portfolio as well as payoffs and paydowns of several PCI loans during the year that outpaced the PCI loan balance of $1.5 million acquired from the Acquired Branches and Valley acquisitions during the year ended December 31, 2017.  Acquired PCI loans for which we are accreting interest are not reported in the nonperforming loan classification. The decrease in nonperforming loans was partially offset by an increase in nonperforming farmland loans driven by growth in the underlying loan portfolio as well as recent pressure on commodity prices.

As a result of the above activity, the ratio of nonperforming loans to total loans held for investment decreased to 1.38% at December 31, 2017 compared to 2.23% at December 31, 2016. Though partially offset by the increase in our OREO balances, our ratio of nonperforming assets to total assets decreased to 1.39% at December 31, 2017 compared to 1.98% at December 31, 2016.  We experienced a decrease in our total past due loans to total loans during the year ended December 31, 2017 to 2.33% from 3.61% at December 31, 2016.  This decrease was primarily attributable to the improvement in the credit quality of our commercial loans described above. Subsequent to December 31, 2017, management identified certain credit weaknesses in a single asset based lending customer relationship that caused the relationship to be downgraded from substandard accruing status to substandard impaired nonaccrual status. Based on the unique circumstances of the relationship all related disclosures and asset quality ratios reflect the relationship downgrade effective December 31, 2017. As of the date of filing, management does not anticipate a loss on the relationship and there was no impact to earnings for the year ended December 31, 2017.

Our OREO as of December 31, 2017 totaled $9.2 million, an increase of $3.1 million from $6.1 million as of December 31, 2016.  The increase was primarily due to the addition of one OREO property with a carrying balance of $5.7 million added during the first quarter of 2017 and an acquired Valley OREO property with a carrying balance of $1.2 million, offset by OREO sales during the year ended December 31, 2017.

The following table presents nonperforming and past due loans for the periods indicated:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans	$32,149	$38,030	$10,094	$16,027	$12,303
Factored receivables greater than 90 days past due	1,454	2,153	1,931	651	89
Troubled debt restructurings accruing interest	5,128	5,123	1,330	—	—
Total nonperforming loans	$38,731	$45,306	$13,355	$16,678	$12,392

Total loans greater than 90 days past due accruing interest	$1,664	$3,621	$1,940	$700	$168

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At December 31, 2017, we had $24.5 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at December 31, 2017 were graded as “substandard”.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is a valuation allowance maintained to cover incurred losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators, which are not yet reflected in the historical loss ratios, and that could impact the Company's specific loan portfolios. Management sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition and the seasonality of specific portfolios. Management also considers credit quality and trends relating to delinquency, non-performing and adversely rated loans within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, management adjusts qualitative factors to account for the potential impact of external economic factors and other pertinent economic data specific to our primary market area and lending portfolios.

For the specific component, the allowance for loan losses includes loans where management has concerns about the borrower's ability to repay and on individually analyzed loans found to be impaired. Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan losses through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.

Loan losses are charged against the ALLL when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL. Allocations of the ALLL may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. The Company considers these loans to be homogeneous in nature due to the smaller dollar amount and the similar underwriting criteria.

PCI loans are not considered impaired on the acquisition date.  For PCI loans, a decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is considered an impairment event and a provision for loan losses will be recorded during the period as necessary.

A loan that has been modified or renewed is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral up to the carrying amount of the loan. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the ALLL.

Purchased loans are recorded at fair value at the date of acquisition without carryover of the seller’s ALLL. The fair value of purchased loans typically includes a purchase discount that incorporates expected credit exposure associated with the purchased loans and as a result, the Company’s acquisition of loans has a minimal impact on the ending ALLL balance. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, such as in the case of a loan renewal, any remaining fair value adjustments are accreted into interest income and the loan establishes a new amortized cost basis that is fully subject to the Company's allowance for loan loss methodology.

Analysis of the Allowance for Loan and Lease Losses

The following table sets forth the ALLL by category of loan:

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$3,435	27%	0.46%	$1,813	22%	0.41%
Construction, land development, land	883	5%	0.65%	465	5%	0.42%
1-4 family residential properties	293	4%	0.23%	253	5%	0.24%
Farmland	310	6%	0.17%	170	7%	0.12%
Commercial	8,150	33%	0.89%	8,014	39%	1.03%
Factored receivables	4,597	13%	1.23%	4,088	12%	1.72%
Consumer	783	1%	2.52%	420	1%	1.41%
Mortgage Warehouse	297	11%	0.10%	182	9%	0.10%
Total Loans	$18,748	100%	0.67%	$15,405	100%	0.76%

	December 31, 2015			December 31, 2014			December 31, 2013
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$1,489	23%	0.51%	$533	25%	0.21%	$348	38%	0.10%
Construction, land development, land	367	3%	0.84%	333	4%	0.78%	110	4%	0.29%
1-4 family residential properties	274	6%	0.35%	215	8%	0.27%	100	10%	0.11%
Farmland	134	3%	0.40%	19	2%	0.08%	7	2%	0.03%
Commercial	5,276	38%	1.07%	4,003	37%	1.10%	1,145	29%	0.45%
Factored receivables	4,509	17%	2.10%	3,462	18%	1.91%	1,842	13%	1.57%
Consumer	216	1%	1.66%	140	1%	1.17%	49	2%	0.35%
Mortgage Warehouse	302	9%	0.25%	138	5%	0.25%	44	2%	0.33%
Total Loans	$12,567	100%	0.97%	$8,843	100%	0.88%	$3,645	100%	0.41%

From December 31, 2016 to December 31, 2017, the ALLL increased from $15.4 million or 0.76% of total loans to $18.7 million or 0.67% of total loans. The increase in ALLL was primarily driven by the $516.2 million increase in the loans held for investment portfolio during the year ended December 31, 2017, excluding the Acquired Branches and Valley acquired loans. The increase was partially offset by a $1.1 million decrease in net specific allowances recorded on impaired loans during the year ended December 31, 2017.

The following table presents the unpaid principal and recorded investment for loans at December 31, 2017. The difference between the unpaid principal balance and recorded investment is associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $18.7 million and (2) net deferred origination and factoring fees totaling $2.9 million.

(Dollars in thousands)	Recorded	Unpaid
December 31, 2017	Investment	Principal	Difference
Commercial real estate	$745,893	$753,803	$(7,910)
Construction, land development, land	134,812	138,045	(3,233)
1-4 family residential properties	125,827	127,499	(1,672)
Farmland	180,141	184,006	(3,865)
Commercial	920,812	924,133	(3,321)
Factored receivables	374,410	376,046	(1,636)
Consumer	31,131	31,144	(13)
Mortgage warehouse	297,830	297,830	—
	$2,810,856	$2,832,506	$(21,650)

At December 31, 2017 and December 31, 2016, we had $32.5 million and $23.6 million, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for each of the five years in the period ended December 31, 2017 and the effects of those items on our ALLL:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance at beginning of period	$15,405	$12,567	$8,843	$3,645	$1,926
Loans charged-off:
Commercial real estate	(259)	(5)	(152)	(18)	(156)
Construction, land development, land	(582)	—	—	(100)	—
1-4 family residential properties	(31)	(84)	(205)	(409)	(94)
Farmland	—	—	—	—	—
Commercial	(4,875)	(3,643)	(145)	(13)	(1,515)
Factored receivables	(1,667)	(856)	(540)	(419)	(226)
Consumer	(1,004)	(564)	(347)	(393)	(113)
Mortgage warehouse	—	—	—	—	—
Total loans charged-off	$(8,418)	$(5,152)	$(1,389)	$(1,352)	$(2,104)
Recoveries of loans charged-off:
Commercial real estate	$59	$16	$53	$4	$129
Construction, land development, land	175	6	—	13	12
1-4 family residential properties	47	85	204	108	133
Farmland	—	—	—	—	—
Commercial	1,329	991	43	219	14
Factored receivables	118	120	79	68	64
Consumer	508	79	205	280	59
Mortgage warehouse	—	—	—	—	—
Total loans recoveries	$2,236	$1,297	$584	$692	$411
Net loans charged-off	$(6,182)	$(3,855)	$(805)	$(660)	$(1,693)
Provision for (reversal of) loan losses:
Commercial real estate	$1,822	$313	$1,055	$199	$114
Construction, land development, land	825	92	34	310	58
1-4 family residential properties	24	(22)	60	416	(166)
Farmland	140	36	115	12	2
Commercial	5,785	5,390	1,375	2,652	2,474
Factored receivables	2,058	315	1,508	1,971	783
Consumer	859	689	218	204	103
Mortgage warehouse	115	(120)	164	94	44
Total provision for (reversal of) loan losses	$11,628	$6,693	$4,529	$5,858	$3,412
Allowance transferred to assets held for sale	(2,103)	—	—	—	—
Balance at end of period	$18,748	$15,405	$12,567	$8,843	$3,645

Average total loans held for investment	$2,235,481	$1,549,788	$1,106,489	$942,144	$376,797
Net charge-offs to average total loans held for investment	0.28%	0.25%	0.07%	0.07%	0.45%
Allowance to total loans held for investment	0.67%	0.76%	0.97%	0.88%	0.41%

Net loans charged off for the year ended December 31, 2017 were $6.2 million, compared to net loans charged off of $3.9 million for the year ended December 31, 2016 and $0.8 million for the year ended December 31, 2015.   Net charge-offs as a percentage of average total loans held for investment were 0.28%, 0.25%, and 0.07% for the years ended December 31, 2017, 2016 and 2015, respectively.

Assets Held for Sale; Including Loans Held for Sale

On January 19, 2018, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit the healthcare asset-based lending line of business. The decision to sell THF was made prior to the end of the fourth quarter, and at December 31, 2017, the fair value of the Disposal Group exceeded its carrying amount. As a result of this decision, the carrying amount of the Disposal Group, including loans with a recorded balance of $68.7 million, net of an allowance for loan and lease losses of $2.1 million, was transferred to assets held for sale. Refer to Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information.

At December 31, 2017 and December 31, 2016, we held no originated residential mortgage loans held for sale.  The Company made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  We chose to exit this business as the infrastructure investments necessary to appropriately address the operational and compliance risk associated with the business outweighed the amount of profitability generated.  At December 31, 2015, we held $1.3 million of originated residential mortgage loans held for sale.

Residential mortgage loan sales of $2.2 million occurred during the year ended December 31, 2016, with negligible gains recorded.  Residential mortgage loan sales of $62.8 million occurred during the year ended December 31, 2015 and resulted in net gains on sale of $1.6 million.

During the years ended December 31, 2017 and 2016, other loans were held for sale, primarily shared national credits.  These loans were transferred to the held for sale classification and sold during the respective years.

Securities

The following table sets forth the composition of our securities portfolio by type:

	December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale securities:
U.S. Government agency obligations	110,531	109,890	180,945	180,942	90,533	91,034
U.S. Treasury notes	1,940	1,934	—	—	—	—
Mortgage-backed securities, residential	33,537	33,663	24,710	24,990	28,006	28,340
Asset backed securities	11,883	11,845	13,031	12,902	17,957	17,526
State and municipal	74,684	74,391	27,339	26,637	1,509	1,526
Corporate bonds	15,271	15,320	27,287	27,390	24,542	24,559
SBA pooled securities	3,535	3,560	156	157	183	184
Mutual fund	5,000	5,006	2,000	2,011	—	—
Total available for sale securities	$256,381	$255,609	$275,468	$275,029	$162,730	$163,169

Held to maturity securities:
CLO securities	$8,557	$7,527	$29,352	$30,821	$—	$—

We held securities classified as available for sale with a fair value of $255.6 million as of December 31, 2017, a decrease of $19.4 million from $275.0 million at December 31, 2016. The decrease is attributable to normal portfolio management activities, with the net reduction being attributed to normal sales, payment and amortization activity. For the year ended December 31, 2017, securities were sold resulting in proceeds of $32.4 million and a net gain on sale of $35 thousand. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs. The decrease was partially offset by $97.6 million of available for sale investment securities acquired in the Valley acquisition on December 9, 2017, of which $29.5 million were subsequently sold prior to the end of the year. The proceeds from these sales are included in the proceeds figure of $32.4 million cited above.

Equity securities classified as available for sale at December 31, 2017 and 2016 represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility.

We held securities classified as held to maturity with an amortized cost of $8.6 million as of December 31, 2017, a decrease of $20.8 million from $29.4 million at December 31, 2016 due to the call of certain securities during the period. The remaining $8.6 million of held to maturity securities represent a minority investment in the unrated subordinated notes of recently issued CLOs managed by Trinitas Capital Management.  Our former subsidiary, Triumph Capital Advisors, provides certain middle and back office services to Trinitas Capital Management with respect to the CLOs, but does not serve as asset manager.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity as of December 31, 2017:

	Maturity as of December 31, 2017
	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$19,552	0.97%	$90,979	1.63%	$—	—	$—	—	$110,531	1.51%
U.S. Treasury notes	—	—	1,940	2.01%	—	—	—	—	1,940	2.01%
Mortgage-backed securities, residential	—	—	411	3.56%	5,512	1.77%	27,614	2.27%	33,537	2.21%
Asset backed securities	—	—	4,096	2.21%	—	—	7,787	2.49%	11,883	2.39%
State and municipal	1,575	1.70%	19,714	1.41%	32,427	1.46%	20,968	1.36%	74,684	1.43%
Corporate bonds	9,450	1.82%	5,546	2.43%	—	—	275	5.13%	15,271	2.10%
SBA pooled securities	—	—	3	3.37%	131	3.67%	3,401	2.17%	3,535	2.23%
Mutual fund(1)	5,000	—	—	—	—	—	—	—	5,000	—
Total securities available for sale	$35,577	1.27%	$122,689	1.66%	$38,070	1.51%	$60,045	2.00%	$256,381	1.67%

Securities held-to-maturity	$—	—	$—	—	$—	—	$8,557	11.88%	$8,557	11.88%
(1)	These equity securities do not have a stated maturity.

Liabilities

Our total liabilities were $3.107 billion as of December 31, 2017, an increase of $755 million, from $2.352 billion at December 31, 2016. The net change was primarily due to a $605 million increase in customer deposits, a $1 million increase in customer repurchase agreements, a $135 million increase in Federal Home Loan Bank advances, a $6 million increase in junior subordinated debentures, and a $8 million increase in other liabilities.

As part of the Acquired Branches and Valley acquisitions on October 6, 2017 and December 9, 2017, respectively, the Company assumed customer deposits with a balance of $454.1 million and other liabilities with a balance of $3.1 million. Junior subordinated debentures with a fair value of $5.5 million, were assumed by the Company as a result of our acquisition of Valley.

Deposits

Deposits represent our primary source of funds. We intend to continue to focus on growth in transactional deposit accounts as part of our growth strategy, both in our existing branch networks and through targeted acquisitions.

Our total deposits were $2.621 billion as of December 31, 2017, compared to $2.016 billion as of December 31, 2016, an increase of $605 million, due primarily to the $454.1 million of deposits assumed in the Acquired Branches and Valley acquisitions.  As of December 31, 2017, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 57% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 43% of total deposits. See Note 9 – Deposits in the accompanying notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of December 31, 2017 and December 31, 2016.

The following table summarizes our average deposit balances and weighted average yields for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Average	Average	% of	Average	Average	% of	Average	Average	% of
(Dollars in thousands)	Balance	Yields	Total	Balance	Yields	Total	Balance	Yields	Total
Interest bearing demand	$331,023	0.16%	16%	$269,635	0.10%	17%	$227,251	0.06%	19%
Individual retirement accounts	100,731	1.21%	5%	78,979	1.17%	5%	57,216	1.21%	5%
Money market	209,229	0.24%	10%	156,637	0.21%	10%	116,654	0.23%	10%
Savings	175,821	0.06%	8%	116,928	0.05%	8%	72,964	0.05%	6%
Certificates of deposit	782,384	1.19%	37%	640,490	1.09%	41%	501,293	1.05%	42%
Brokered deposits	87,395	1.59%	4%	52,816	1.04%	3%	49,867	1.00%	4%
Total interest bearing deposits	1,686,583	0.78%	80%	1,315,485	0.70%	84%	1,025,245	0.67%	86%
Noninterest bearing demand	408,729	—	20%	243,349	—	16%	168,565	—	14%
Total deposits	$2,095,312	0.62%	100%	$1,558,834	0.59%	100%	$1,193,810	0.58%	100%

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of December 31, 2017:

	$100,000 to	Over
(Dollars in thousands)	$250,000	$250,000	Total
Maturity
3 months or less	$95,077	$46,444	$141,521
Over 3 through 6 months	75,980	23,658	99,638
Over 6 through 12 months	188,671	61,011	249,682
Over 12 months	84,670	27,084	111,754
	$444,398	$158,197	$602,595

Other Borrowings

Customer Repurchase Agreements

Customer repurchase agreements outstanding totaled $11.5 million as of December 31, 2017 and $10.5 million at December 31, 2016. Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions. The following table provides a summary of our customer repurchase agreements as of and for the years ended December 31, 2017, 2016, and 2015:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2017	2016	2015
Amount outstanding at end of the year	$11,488	$10,490	$9,317
Weighted average interest rate at end of the year	0.02%	0.02%	0.02%
Average daily balance during the year	$12,906	$11,984	$13,158
Weighted average interest rate during the year	0.02%	0.02%	0.02%
Maximum month-end balance during the year	$21,041	$15,329	$16,033

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Our FHLB borrowings totaled $365.0 million as of December 31, 2017 and $230.0 million as of December 31, 2016. Of the FHLB borrowings outstanding as of December 31, 2017, $335.0 million were short term borrowings maturing within one year and $30.0 million were long term borrowings maturing after five years.  As of December 31, 2017 and December 31, 2016, we had $231.2 million and $267.1 million, respectively, in unused and available advances from the FHLB. The increase in our total borrowing capacity from December 31, 2016 to December 31, 2017 was primarily the result of the addition of the Acquired Branches and Valley portfolios during the year ended December 31, 2017. The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2017, 2016, and 2015:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2017	2016	2015
Amount outstanding at end of the year	$365,000	$230,000	$130,000
Weighted average interest rate at end of the year	1.39%	0.58%	0.32%
Average daily balance during the year	$300,451	$174,784	$34,244
Weighted average interest rate during the year	1.05%	0.41%	0.19%
Maximum month-end balance during the year	$385,000	$291,000	$130,000

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

There were no subordinated note issuances during the year ended December 31, 2017.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of December 31, 2017:

				Variable	Interest Rate At
(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate	December 31, 2017
National Bancshares Capital Trust II	$15,464	$12,861	September 2033	LIBOR + 3.00%	4.59%
National Bancshares Capital Trust III	17,526	12,389	July 2036	LIBOR + 1.64%	3.00%
ColoEast Capital Trust I	5,155	3,417	September 2035	LIBOR + 1.60%	3.29%
ColoEast Capital Trust II	6,700	4,485	March 2037	LIBOR + 1.79%	3.48%
Valley Bancorp Statutory Trust I	3,093	2,844	September 2032	LIBOR + 3.40%	5.07%
Valley Bancorp Statutory Trust II	3,093	2,627	July 2034	LIBOR + 2.75%	4.35%
	$51,031	$38,623

These debentures are unsecured obligations and were issued to trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures may be called by the Company at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month LIBOR plus a weighted average spread of 2.24%. As part of the purchase accounting adjustments made with the National Bancshares, Inc. acquisition on October 15, 2013, the ColoEast acquisition on August 1, 2016, and the Valley acquisition on December 9, 2017, we adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition dates. The discount on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $38.6 million was allowed in the calculation of Tier I capital as of December 31, 2017.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $391.7 million as of December 31, 2017, an increase of $102.4 million from $289.3 million as of December 31, 2016. Stockholders’ equity increased during this period primarily due to $65.5 million of net proceeds from the August 1, 2017 common stock offering previously discussed, and net income for the period of $36.2 million.  Offsetting this increase were dividends paid of $0.8 million on our preferred stock.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2017, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137.5 million, with no amounts advanced against those lines at that time.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (as set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2017, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2017, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since December 31, 2017 that management believes would have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table as of December 31, 2017.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$436,036	13.2%	$264,026	8.0%	N/A	N/A
TBK Bank, SSB	$361,068	11.4%	$254,139	8.0%	$317,674	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$367,958	11.1%	$198,019	6.0%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$190,603	6.0%	$254,137	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$320,265	9.7%	$148,514	4.5%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$142,952	4.5%	$206,486	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$367,958	11.8%	$124,754	4.0%	N/A	N/A
TBK Bank, SSB	$341,910	11.1%	$123,088	4.0%	$153,860	5.0%
Beginning in January 2016, the implementation of the capital conservation buffer set forth by the Basel III regulatory capital framework was effective for the Company starting at 0.625% of risk weighted assets above the minimum risk based capital ratio requirements and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer was 1.25% and 0.625% at December 31, 2017 and 2016, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments.  Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At December 31, 2017, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2017. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - December 31, 2017
(Dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Customer repurchase agreements	$11,488	$11,488	$—	$—	$—
FHLB advances	365,000	335,000	—	—	30,000
Junior subordinated debentures	51,031	—	—	—	51,031
Subordinated notes	50,000	—	—	—	50,000
Operating lease agreements	5,969	1,866	2,944	856	303
Time deposits with stated maturity dates	1,134,614	851,311	231,191	52,112	—
Total contractual obligations	$1,618,102	$1,199,665	$234,135	$52,968	$131,334

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

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Commitments to make loans	$—	$14,925
Unused lines of credit	375,870	255,086
Standby letters of credit	10,167	7,253
Mortgage warehouse commitments	239,632	233,947
Total other commitments	$625,669	$511,211

Critical Accounting Policies and Estimates

Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for loan and lease losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Allowance for Loan and Lease Loss. Management considers the policies related to the allowance for loan and lease losses as the most critical to the financial statement presentation. The total allowance for loan and lease losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan and lease losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s estimate of incurred losses in the loan portfolio at the report date. The allowance for loan and lease losses is comprised of specific reserves assigned to certain impaired loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Refer to “Allowance for Loan and Lease Losses” above and Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for further discussion of the risk factors considered by management in establishing the allowance for loan and lease loss.

Adoption of New Accounting Standards

See Note 1 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements included contained in Item 8 of this report for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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

We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business. We do not typically enter into derivative contracts for the purpose of managing interest rate risk, but we may elect to do so in the future. Based upon the nature of our operations, we are not subject to foreign exchange risk. We do not own any trading assets.

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

The following table summarizes simulated change in net interest income versus unchanged rates as of December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	4.8%	0.7%	5.0%	1.0%
+300 basis points	3.9%	0.9%	3.6%	0.8%
+200 basis points	2.7%	0.6%	2.1%	0.2%
+100 basis points	1.7%	0.6%	0.8%	(0.2%)
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.2%)	(2.5%)	(2.8%)	(3.6%)

The following table presents the change in our economic value of equity as of December 31, 2017 and December 31, 2016, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	December 31, 2017	December 31, 2016
+400 basis points	11.9%	(2.0%)
+300 basis points	10.5%	(3.2%)
+200 basis points	8.1%	(4.3%)
+100 basis points	4.9%	(4.1%)
Flat rates	0.0%	0.0%
-100 basis points	(9.6%)	(12.2%)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Triumph Bancorp, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Triumph Bancorp, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2012.

Dallas, Texas

February 13, 2018

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$59,114	$38,613
Interest bearing deposits with other banks	75,015	75,901
Total cash and cash equivalents	134,129	114,514
Securities - available for sale	255,609	275,029
Securities - held to maturity, fair value $7,527 and $30,821, respectively	8,557	29,352
Loans, net of allowance for loan and lease losses of $18,748 and $15,405, respectively	2,792,108	2,012,219
Assets held for sale	71,362	—
Federal Home Loan Bank stock, at cost	16,006	8,430
Premises and equipment, net	62,861	45,460
Other real estate owned, net	9,191	6,077
Goodwill	44,126	28,810
Intangible assets, net	19,652	17,721
Bank-owned life insurance	44,364	36,509
Deferred tax asset, net	8,959	18,825
Other assets	32,109	48,121
Total assets	$3,499,033	$2,641,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$564,225	$363,351
Interest bearing	2,057,123	1,652,434
Total deposits	2,621,348	2,015,785
Customer repurchase agreements	11,488	10,490
Federal Home Loan Bank advances	365,000	230,000
Subordinated notes	48,828	48,734
Junior subordinated debentures	38,623	32,740
Other liabilities	22,048	13,973
Total liabilities	3,107,335	2,351,722
Commitments and contingencies - See Notes 13 and 14
Stockholders' equity - See Note 18
Preferred Stock	9,658	9,746
Common stock	209	182
Additional paid-in-capital	264,855	197,157
Treasury stock, at cost	(1,784)	(1,374)
Retained earnings	119,356	83,910
Accumulated other comprehensive income (loss)	(596)	(276)
Total stockholders’ equity	391,698	289,345
Total liabilities and stockholders' equity	$3,499,033	$2,641,067

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

	2017	2016	2015
Interest and dividend income:
Loans, including fees	$121,567	$84,244	$61,637
Factored receivables, including fees	47,177	35,213	33,944
Securities	6,823	4,309	2,558
FHLB & FRB stock	207	73	156
Cash deposits	1,450	653	465
Total interest income	177,224	124,492	98,760
Interest expense:
Deposits	13,082	9,156	6,906
Subordinated notes	3,344	835	—
Junior subordinated debentures	1,955	1,427	1,121
Other borrowings	3,159	716	82
Total interest expense	21,540	12,134	8,109
Net interest income	155,684	112,358	90,651
Provision for loan losses	11,628	6,693	4,529
Net interest income after provision for loan losses	144,056	105,665	86,122
Noninterest income:
Service charges on deposits	4,181	3,447	2,732
Card income	3,822	2,732	2,234
Net OREO gains (losses) and valuation adjustments	(850)	(1,427)	(108)
Net gains (losses) on sale of securities	35	(56)	259
Net gains on sale of loans	—	16	1,630
Fee income	2,503	2,240	1,931
Insurance commissions	2,981	1,295	296
Bargain purchase gain	—	—	15,117
Gain on sale of subsidiary	20,860	—	—
Asset management fees	1,717	6,574	5,646
Other	5,407	6,135	3,560
Total noninterest income	40,656	20,956	33,297
Noninterest expense:
Salaries and employee benefits	72,696	54,531	50,175
Occupancy, furniture and equipment	9,833	7,301	6,259
FDIC insurance and other regulatory assessments	1,201	913	1,086
Professional fees	7,192	5,529	4,429
Amortization of intangible assets	5,201	3,782	3,979
Advertising and promotion	3,226	2,716	2,061
Communications and technology	8,843	6,491	4,360
Other	15,422	11,849	9,516
Total noninterest expense	123,614	93,112	81,865
Net income before income tax	61,098	33,509	37,554
Income tax expense	24,878	12,809	8,421
Net income	36,220	20,700	29,133
Dividends on preferred stock	(774)	(887)	(780)
Net income available to common stockholders	$35,446	$19,813	$28,353
Earnings per common share
Basic	$1.85	$1.11	$1.60
Diluted	$1.81	$1.10	$1.57

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

	2017	2016	2015
Net income	$36,220	$20,700	$29,133
Other comprehensive income:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(298)	(934)	(787)
Reclassification of amount realized through sale of securities	(35)	56	(259)
Tax effect	13	325	372
Total other comprehensive income (loss)	(320)	(553)	(674)
Comprehensive income	35,900	20,147	28,459

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Total
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2015	$9,746	17,963,783	$180	$191,049	10,984	$(161)	$35,744	$951	$237,509
Issuance of restricted stock awards	—	77,956	1	(1)	—	—	—	—	—
Forfeiture of restricted stock awards	—	(3,632)	—	56	3,632	(56)	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	116	—	—	—	—	116
Stock based compensation	—	—	—	3,077	—	—	—	—	3,077
Purchase of treasury stock	—	(19,907)	—	—	19,907	(343)	—	—	(343)
Series A Preferred dividends	—	—	—	—	—	—	(365)	—	(365)
Series B Preferred dividends	—	—	—	—	—	—	(415)	—	(415)
Net income	—	—	—	—	—	—	29,133	—	29,133
Other comprehensive income (loss)	—	—	—	—	—	—	—	(674)	(674)
Balance, December 31, 2015	$9,746	18,018,200	$181	$194,297	34,523	$(560)	$64,097	$277	$268,038
Issuance of restricted stock awards	—	101,642	1	(1)	—	—	—	—	—
Forfeiture of restricted stock awards	—	(9,820)	—	160	9,820	(160)	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	334	—	—	—	—	334
Stock based compensation	—	—	—	2,367	—	—	—	—	2,367
Purchase of treasury stock	—	(31,775)	—	—	31,775	(654)	—	—	(654)
Series A Preferred dividends	—	—	—	—	—	—	(366)	—	(366)
Series B Preferred dividends	—	—	—	—	—	—	(417)	—	(417)
TARP Preferred Stock assumed in acquisition	10,500	—	—	—	—	—	—	—	10,500
TARP Preferred dividends	—	—	—	—	—	—	(104)	—	(104)
Redemption of TARP Preferred Stock	(10,500)	—	—	—	—	—	—	—	(10,500)
Net income	—	—	—	—	—	—	20,700	—	20,700
Other comprehensive income (loss)	—	—	—	—	—	—	—	(553)	(553)
Balance, December 31, 2016	$9,746	18,078,247	$182	$197,157	76,118	$(1,374)	$83,910	$(276)	$289,345
Issuance of common stock, net of expenses	—	2,530,000	25	65,484	—	—	—	—	65,509
Issuance of restricted stock awards	—	45,732	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,801	—	—	—	—	1,801
Forfeiture of restricted stock awards	—	(1,636)	—	44	1,636	(44)	—	—	—
Stock option exercises, net	—	23,059	—	283	—	—	—	—	283
Warrant exercises, net	—	153,134	2	(2)	—	—	—	—	—
Purchase of treasury stock	—	(14,197)	—	—	14,197	(366)	—	—	(366)
Preferred stock converted to common stock	(88)	6,106	—	88	—	—	—	—	—
Series A Preferred dividends	—	—	—	—	—	—	(365)	—	(365)
Series B Preferred dividends	—	—	—	—	—	—	(409)	—	(409)
Net income	—	—	—	—	—	—	36,220	—	36,220
Other comprehensive income (loss)	—	—	—	—	—	—	—	(320)	(320)
Balance, December 31, 2017	$9,658	20,820,445	$209	$264,855	91,951	$(1,784)	$119,356	$(596)	$391,698

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

	2017	2016	2015
Cash flows from operating activities:
Net income	$36,220	$20,700	$29,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,001	2,817	2,143
Net accretion on loans and deposits	(7,071)	(7,482)	(4,928)
Amortization of subordinated notes issuance costs	94	23	—
Amortization of junior subordinated debentures	413	325	264
Net amortization on securities	638	2,285	590
Amortization of intangible assets	5,201	3,782	3,979
Deferred taxes	10,164	1,887	(280)
Provision for loan losses	11,628	6,693	4,529
Stock based compensation	1,801	2,367	3,077
Origination of loans held for sale	—	(891)	(59,261)
Proceeds from sale of loans originated for sale	—	2,248	62,838
Net (gains) losses on sale of securities	(35)	56	(259)
Net (gains) losses on loans transferred to loans held for sale	80	(154)	—
Net gains on sale of loans	—	(16)	(1,630)
Net OREO (gains) losses and valuation adjustments	850	1,427	108
Income from CLO warehouse investments	(2,226)	(3,184)	(1,151)
Bargain purchase gain	—	—	(15,117)
Gain on sale of subsidiary	(20,860)	—	—
(Increase) decrease in other assets	1,515	1,197	1,075
Increase (decrease) in other liabilities	4,860	(3,097)	186
Net cash provided by (used in) operating activities	47,273	30,983	25,296
Cash flows from investing activities:
Purchases of securities available for sale	(8,042)	(19,942)	(30,544)
Proceeds from sales of securities available for sale	32,441	34,338	17,635
Proceeds from maturities, calls, and pay downs of securities available for sale	89,443	31,847	11,132
Purchases of securities held to maturity	(5,092)	(29,117)	—
Proceeds from maturities, calls, and pay downs of securities held to maturity	28,216	136	—
Purchases of loans (shared national credits)	—	(995)	(28,619)
Proceeds from sale of loans	3,834	24,538	—
Net change in loans	(586,120)	(295,315)	(252,390)
Purchases of premises and equipment, net	(7,953)	(4,325)	(2,437)
Net proceeds from sale of OREO	5,179	3,320	3,881
Net cash paid for CLO warehouse investments	(10,000)	(25,000)	(20,500)
Net proceeds from CLO warehouse investments	30,000	25,500	2,450
(Purchases) redemptions of FHLB and Federal Reserve Bank stock, net	(7,261)	(4,062)	1,085
Cash paid for acquisitions, net of cash acquired	45,315	(14,479)	(127,591)
Proceeds from sale of loans obtained through Doral Money Inc. acquisition	—	—	36,765
Proceeds from sale of subsidiary, net	10,269	—	—
Net cash provided by (used in) investing activities	(379,771)	(273,556)	(389,133)
Cash flows from financing activities:
Net increase in deposits	151,463	114,002	83,998
Increase (decrease) in customer repurchase agreements	998	1,173	35
Increase (decrease) in Federal Home Loan Bank advances	135,000	100,000	127,000
Proceeds from issuance of subordinated notes, net	—	48,676	—
Proceeds from issuance of other borrowings	—	—	99,975
Repayment of other borrowings	—	—	(1,659)
Issuance of common stock, net of expenses	65,509	—	—
Purchase of treasury stock	(366)	(654)	(343)
Dividends on preferred stock	(774)	(887)	(780)
Redemption of TARP preferred stock	—	(10,500)	—
Stock option exercises	283	—	—
Net cash provided by (used in) financing activities	352,113	251,810	308,226
Net increase (decrease) in cash and cash equivalents	19,615	9,237	(55,611)
Cash and cash equivalents at beginning of period	114,514	105,277	160,888
Cash and cash equivalents at end of period	$134,129	$114,514	$105,277

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share amounts)

	2017	2016	2015
Supplemental cash flow information:
Interest paid	$20,393	$10,453	$7,864
Income taxes paid, net	$12,890	$10,942	$5,878
Supplemental noncash disclosures:
Loans transferred to OREO	$6,585	$470	$743
Premises transferred to OREO	$276	$2,215	$—
Loans transferred to loans held for sale	$3,914	$24,384	$—
Consideration received from sale of subsidiary	$12,123	$—	$—
Assets transferred to assets held for sale	$71,362	$—	$—
Securities transferred in satisfaction of other borrowings	$—	$—	$98,316
Loan purchases, not yet settled (shared national credits)	$—	$—	$995
Held to maturity securities transferred to available for sale	$—	$—	$747

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

On March 31, 2017 the Company sold its membership interest in its wholly owned subsidiary Triumph Capital Advisors, LLC (“TCA”). See Note 2 – Business Combinations and Divestitures for details of the TCA sale and its impact on the Company’s consolidated financial statements.

On January 19, 2018, the Company entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”), and exit its healthcare asset-based lending line of business. THF operates within the TBK Bank, SSB subsidiary. The decision to sell THF was made prior to the end of the year, and at December 31, 2017, the fair value of the Disposal Group exceeded its carrying amount. As a result of this decision, the carrying amount of the Disposal Group was transferred to assets held for sale. See Note 2 – Business Combinations and Divestitures for additional information pertaining to the Disposal Group and the impact of the transaction on the Company’s consolidated financial statements.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities

The Company determines the classification of securities at the time of purchase.  Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition. The Company conducts regular reviews of the bond agency ratings of securities and considers whether the securities were issued by or have principal and interest payments guaranteed by the federal government or its agencies. These reviews focus on the underlying rating of the issuer and also include the insurance rating of securities that have an insurance component or guarantee. The ratings and financial condition of the issuers are monitored, as well as the financial condition and ratings of the insurers and guarantors.

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

Loans Held for Sale

The Company elects the fair value option for recording mortgage loans originated and intended for sale in the secondary market in accordance with Accounting Standards Codification (“ASC”) 825, “Financial Instruments”. The fair value of mortgage loans held for sale is determined based on outstanding commitments from investors to purchase such loans and upon prevailing market rates. Increases or decreases in the fair value of these loans held for sale, if any, are charged to earnings through net gains on sale of loans. Mortgage loans held for sale are generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the final selling price and the fair value of the related loan sold. The Company originated and sold mortgage loans during the years ended December 31, 2016 and 2015 and these activities are reflected in the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for these respective years; however, there were no mortgage loans held for sale carried on the Consolidated Balance Sheets at December 31, 2017 and 2016 as the Company made the decision to exit the residential mortgage production business in the fourth quarter of 2015.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. The accrual of interest income on loans is typically discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes uncertain. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for a loan placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Acquired Loans

Acquired loans are recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while certain purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable are considered purchased credit impaired (“PCI”). PCI loans are individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized on the balance sheet and do not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on PCI loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

For acquired loans not deemed credit-impaired at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. Subsequent to the acquisition date, methods utilized to estimate the required allowance for loan and lease losses for these loans is similar to originated loans; however, a provision for credit losses will be recorded only to the extent the required allowance exceeds any remaining purchase discounts. Once an acquired loan undergoes new underwriting and meets the criteria for a new loan, such as in the case of a loan renewal, any remaining fair value adjustments are accreted into interest income and the loan establishes a new amortized cost basis that is fully subject to the Company's allowance for loan and lease loss methodology.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “ALLL”) is a valuation allowance maintained to cover incurred losses that are estimated in accordance with US GAAP. It is our estimate of credit losses inherent in our loan portfolio at each balance sheet date. Our methodology for analyzing the allowance for loan and lease losses consists of general and specific components. For the general component, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data and external economic indicators, which are not yet reflected in the historical loss ratios, and that could impact the Company's loan portfolios. Management sets and adjusts qualitative loss factors by regularly reviewing changes in underlying loan composition of specific portfolios. Management also considers credit quality and trends relating to delinquency, non-performing and adversely rated loans within the Company's loan portfolio when evaluating qualitative loss factors. Additionally, management adjusts qualitative factors to account for the potential impact of external economic factors and other pertinent economic data specific to our primary market area and lending portfolios.

For the specific component, the allowance for loan and lease losses includes loans where management has concerns about the borrower's ability to repay and on individually analyzed loans found to be impaired. Management evaluates current information and events regarding a borrower's ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  If an impaired loan is collateral-dependent, the fair value of the collateral, less the estimated cost to sell, is used to determine the amount of impairment. If an impaired loan is not collateral-dependent, the impairment amount is determined using the negative difference, if any, between the estimated discounted cash flows and the loan amount due. For impaired loans, the amount of the impairment can be adjusted, based on current data, until such time as the actual basis is established by acquisition of the collateral or until the basis is collected. Impairment losses are reflected in the allowance for loan and lease losses through a charge to the provision for credit losses. Subsequent recoveries are credited to the allowance for loan and lease losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal.

Loan losses are charged against the ALLL when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL. Allocations of the ALLL may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. The Company considers these loans to be homogeneous in nature due to the smaller dollar amount and the similar underwriting criteria.

PCI loans are not considered impaired on the acquisition date.  For PCI loans, a decline in the present value of current expected cash flows compared to the previously estimated expected cash flows, due in any part to change in credit, is considered an impairment event and a provision for loan losses will be recorded during the period as necessary.

A loan that has been modified or renewed is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral up to the carrying amount of the loan. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the ALLL.

The following loan portfolio categories have been identified for purposes of determining the general component of the ALLL:

Commercial Real Estate — This category of loans consists of the following loan types:

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A portion of the commercial loan portfolio consists of specialty commercial finance products as follows:

Equipment — Equipment finance loans are commercial loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, may be used in more than one type of business, and generally has broad resale markets. Core markets include transportation, construction, and waste. Loan terms do not exceed the economic life of the equipment and typically are 60 months or less.

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

Factored Receivables — The Company operates as a factor by purchasing accounts receivable from its clients, then collecting the receivable from the account debtor. The Company’s smaller factoring relationships are typically structured as “non-recourse” relationships (i.e., the Company retains the credit risk associated with the ability of the account debtor on a purchased invoice to ultimately make payment) and the Company’s larger factoring relationships are typically structured as “recourse” relationships (i.e., the Company’s client agrees to repurchase any invoices for which payment is not ultimately received from the account debtor). Advances initially made to the client to acquire the receivables are typically at a discount to the invoice value. The discount balance is held in client reserves, net of the Company’s compensation. The client reserves are held to settle any payment disputes or collection shortfalls, may be used to pay clients’ obligations to various third parties as directed by the client, are periodically released to or withdrawn by clients, and are reported as deposits.

Consumer — Loans used for personal use typically on an unsecured basis.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Warehouse — Mortgage Warehouse facilities are provided to unaffiliated mortgage origination companies and are collateralized by 1-4 family residential loans. The originator closes new mortgage loans with the intent to sell these loans to third party investors for a profit. The Company provides funding to the mortgage companies for the period between the origination and their sale of the loan. The Company has a policy that requires that it separately validate that each residential mortgage loan was underwritten consistent with the underwriting requirements of the final investor or market standards prior to advancing funds. The Company is repaid with the proceeds received from sale of the mortgage loan to the final investor.

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

Premises and Equipment

Land is carried at cost. Depreciable assets are stated at cost less accumulated depreciation. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Buildings and related components are generally depreciated using the straight-line method with useful lives ranging from thirty to forty years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from three to ten years.

Foreclosed Assets

Assets acquired through loan foreclosure are initially recorded at the lower of the recorded investment in the loan at the time of foreclosure or the fair value less costs to sell, establishing a new cost basis. Any write-down in the carrying value of a property at the time of acquisition is charged-off to the allowance for loan and lease losses. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. In accordance with ASC 350-20, "Intangibles- Goodwill and Other", the Company evaluates goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount, in accordance with ASC 350-20. The Company’s annual goodwill impairment testing date is October 1.

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the two-step test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company uses the two-step test. Under the two-step test, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Our annual goodwill impairment test did not identify any goodwill impairment for the years ended December 31, 2017 and 2016.

Identifiable Intangible Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company's intangible assets primarily relate to core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value with a charge to amortization of intangible assets.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key employees. The purchase of these life insurance policies allows the Company to use tax-advantaged rates of return. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2017 and 2016 estimated fair value for non-impaired loans and deposits are highly judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.

Asset Management Fees

On March 31, 2017, the Company sold its membership interests in TCA. At the date of sale, the Company ceased to provide fee based asset management services. Prior to the sale of TCA, asset management fee income was recognized through the Company’s collateralized loan obligation (“CLO”) asset management business operated by TCA and consisted of senior (or base) asset management fees, subordinated management fees, and performance-based incentive fees.  Senior and subordinated management fees were based upon a fixed fee rate applied to the amount of outstanding assets being managed by TCA and were accrued by the Company as earned. Performance-based incentive fees were variable in nature and dependent upon the performance of a managed CLO above a prescribed level.  The Company did not accrue for performance-based incentive fees that were not finalized until the end of a specified contract period, but recorded such revenues only when final payment was confirmed and related services were completed.  The Company did not recognized any revenue that is at risk due to future asset management performance contingencies.

TCA also entered into transactions whereby it earned asset management fee income through the provision of middle and back office services to other CLO asset managers.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The asset management segment includes the operations of TCA with revenue derived from fees for managing CLO funds and providing middle and back office services to other CLO managers. On March 31, 2017 the Company sold its membership interests in TCA. As a result, the asset management segment had no operations or assets subsequent to March 31, 2017.

The corporate segment includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale, net of taxes, which are also recognized as a separate component of equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe such matters exist that will have a material effect on the financial statements.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be relinquished when (i) the assets have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Stock Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Earnings Per Common Share

Basic earnings per common share is net income less dividends on preferred stock divided by the weighted average number of common shares outstanding during the period excluding nonvested restricted stock awards. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock warrants, restricted stock awards, stock options, and preferred shares that are convertible to common shares.

Advertising Costs

Advertising costs are expensed as incurred.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  The FASB issued this ASU to improve the accounting for share-based payments.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including:  the presentation of income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and calculation of diluted earnings per share.  The new standard was effective for the Company on January 1, 2017.  Adoption of ASU 2016-09 did not have a material impact on the Company’s financial statements.

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

Newly Issued, But Not Yet Effective Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018 and management has completed its analysis of the impact of the standard’s adoption. Adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements and related disclosures. The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of OREO, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements.  The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU, however, the majority of the Company’s properties and equipment are owned, not leased.  At December 31, 2017, the Company had contractual operating lease commitments of approximately $5,969,000, before considering renewal options that are generally present.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”) to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 was effective for the Company on January 1, 2018 and is to be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered a business combination.

NOTE 2 – Business combinations AND DIVESTITURES

Triumph Healthcare Finance

On January 19, 2018, the Company entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit its healthcare asset-based lending line of business. The decision to sell THF was made prior to the end of the year, and at December 31, 2017, the fair value of the Disposal Group exceeded its carrying amount. As a result of this decision, the carrying amount of the Disposal Group was transferred to assets held for sale.

A summary of the carrying amount of the assets in the Disposal Group transferred to held for sale is as follows:

(Dollars in thousands)
Loans	$70,771
Allowance for loan and lease losses	(2,103)
Loans, net of allowance for loan and lease losses	68,668
Premises and equipment, net	33
Goodwill	1,024
Intangible assets, net	1,007
Other assets	630
Total carrying amount	$71,362

The loans in the Disposal Group transferred to assets held for sale were previously included in the commercial loan portfolio. Loans in the Disposal Group with a recorded investment of $245,000 were classified as nonaccrual and impaired without a valuation allowance, and loans in the Disposal Group with a recorded investment of $5,431,000 were classified as substandard at December 31, 2017. The Disposal Group is included in the Banking segment.

Valley Bancorp, Inc.

Effective December 9, 2017, the Company acquired Valley Bancorp, Inc. (“Valley”) and its community banking subsidiary, Valley Bank & Trust, in an all-cash transaction. Valley Bank & Trust serves individuals and business customers from seven locations across the northern front range including Brighton, Dacono, Denver, Hudson, Westminster and Strasburg, Colorado. Valley Bank & Trust was merged into TBK Bank upon closing. The acquisition expanding the Company’s market in Colorado and further diversified the Company’s loan, customer, and deposit base.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$38,473
Securities	97,687
Loans	171,199
FHLB stock	315
Premises and equipment	6,238
Other real estate owned	2,282
Intangible assets	6,072
Bank-owned life insurance	7,153
Other assets	1,882
331,301
Liabilities assumed:
Deposits	293,398
Junior subordinated debentures	5,470
Other liabilities	2,881
301,749
Fair value of net assets acquired	29,552
Consideration transferred	40,075
Goodwill	$10,523

The Company has recognized goodwill of $10,523,000, which was calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in this acquisition resulted from expected synergies and expansion in the Colorado market. The goodwill will be deducted for tax purposes. The intangible assets recognized in the transaction will be amortized utilizing an accelerated method over their ten year estimated useful lives. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.

In connection with the acquisition, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan and lease losses. Acquired loans were segregated between those considered to be purchased credit impaired (“PCI”) loans and those without credit impairment at acquisition. The following table presents details of the estimated fair value of  acquired loans at the acquisition date:

	Loans,
	Excluding	PCI	Total
(Dollars in thousands)	PCI Loans	Loans	Loans
Commercial real estate	$73,273	$254	$73,527
Construction, land development, land	19,770	1,199	20,969
1-4 family residential properties	26,264	—	26,264
Farmland	16,934	—	16,934
Commercial	31,893	—	31,893
Factored receivables	—	—	—
Consumer	1,612	—	1,612
Mortgage warehouse	—	—	—
	$169,746	$1,453	$171,199

The following presents information at the acquisition date for non-PCI loans acquired in the transaction:

(Dollars in thousands)
Contractually required principal and interest payments	$214,139
Contractual cash flows not expected to be collected	$3,646
Fair value at acquisition	$169,746

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents information at the acquisition date for PCI loans acquired in the transaction:

(Dollars in thousands)
Contractually required principal and interest payments	$2,599
Contractual cash flows not expected to be collected (nonaccretable difference)	775
Expected cash flows at acquisition	1,824
Interest component of expected cash flows (accretable yield)	371
Fair value of loans acquired with deterioration of credit quality	$1,453

The operations of Valley are included in the Company’s operating results beginning December 9, 2017.

Expenses related to the acquisition, including professional fees and other transaction costs, totaling $1,251,000 were recorded in noninterest expense in the consolidated statements of income during the year ended December 31, 2017.

Independent Bank – Colorado Branches

On October 6, 2017, the Company completed its acquisition of nine branch locations in Colorado from Independent Bank Group, Inc.’s banking subsidiary Independent Bank for an aggregate deposit premium of $6,771,000 or 4.2%. The branches were merged into TBK Bank upon closing. The primary purpose of the acquisition was to improve the Company’s core deposit base and continue to build upon the diversification of the Company’s loan portfolio.

A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$1,611
Loans	95,794
Premises and equipment	7,524
Intangible assets	3,255
Other assets	1,644
109,828
Liabilities assumed:
Deposits	160,702
Other liabilities	249
160,951
Fair value of net assets acquired	(51,123)
Cash received from seller, net of $6,771 deposit premium	45,306
Goodwill	$5,817

The Company has recognized goodwill of $5,817,000, which was calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in this acquisition resulted from expected synergies and expansion in the Colorado market. The goodwill will be deducted for tax purposes. The intangible assets recognized in the transaction will be amortized utilizing an accelerated method over their ten year estimated useful lives. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loans acquired in the transaction were initially recorded at fair value with no carryover of any allowance for loan and lease losses. There were no loans acquired that were considered to be purchased credit impaired (“PCI”) loans. The following table presents details of the estimated fair value of  acquired loans at the acquisition date:

(Dollars in thousands)
Commercial real estate	$13,382
Construction, land development, land	537
1-4 family residential properties	6,986
Farmland	31,490
Commercial	43,104
Factored receivables	—
Consumer	295
Mortgage warehouse	—
$95,794

The following presents information at the acquisition date for non-PCI loans acquired in the transaction:

(Dollars in thousands)
Contractually required principal and interest payments	$122,498
Contractual cash flows not expected to be collected	$3,415
Fair value at acquisition	$95,794

The operations of the branches acquired are included in the Company’s operating results beginning October 6, 2017.

Expenses related to the acquisition, including professional fees and other transaction costs, totaling $437,000 were recorded in noninterest expense in the consolidated statements of income during the year ended December 31, 2017.

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

In addition, the Company is entitled to receive an annual earn-out payment representing 3% of TCA’s future annual gross revenue, with a total maximum earn-out amount of $2,500,000. The revenue share earn-out was considered contingent consideration which the Company recorded as an asset at its estimated fair value of $1,623,000 on the date of sale. The fair value of the revenue share asset was $1,737,000 at December 31, 2017.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred pre-tax expenses related to the transaction, including professional fees and other direct transaction costs, totaling $400,000 which were netted against the gain on sale of subsidiary in the consolidated statements of income.

Southern Transportation Insurance Agency

On September 1, 2016, the Company acquired Southern Transportation Insurance Agency, Ltd. in an all-cash transaction for $2,150,000. The purpose of the acquisition was to expand the Company’s product offerings for clients in the transportation industry. The Company recognized an intangible asset of $1,580,000 and goodwill of $570,000, which were allocated to the Company’s Banking segment. Goodwill resulted from expected enhanced product offerings and will be deducted for tax purposes. The intangible assets recognized in the transaction will be amortized utilizing a straight line method over their eight year estimated useful lives.

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
The consideration was comprised of a combination of cash and the assumption of ColoEast’s TARP Preferred Stock. The Company recognized goodwill of $12,272,000, which included measurement period adjustments related to the final valuation of other real estate owned acquired in the transaction and the finalization of income taxes associated with the transaction. Goodwill was calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in this acquisition resulted from expected synergies and expansion into the Colorado and Kansas markets. The goodwill will not be deducted for tax purposes. The intangible assets recognized in the transaction will be amortized utilizing an accelerated method over their ten year estimated useful lives.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SECURITIES

Securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values at December 31, 2017 and 2016 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$110,531	$76	$(717)	$109,890
U.S. Treasury notes	1,940	—	(6)	1,934
Mortgage-backed securities, residential	33,537	306	(180)	33,663
Asset backed securities	11,883	47	(85)	11,845
State and municipal	74,684	150	(443)	74,391
Corporate bonds	15,271	52	(3)	15,320
SBA pooled securities	3,535	27	(2)	3,560
Mutual fund	5,000	6	—	5,006
Total available for sale securities	$256,381	$664	$(1,436)	$255,609

		Gross	Gross
(Dollars in thousands)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,557	$—	$(1,030)	$7,527

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$180,945	$640	$(643)	$180,942
Mortgage-backed securities, residential	24,710	453	(173)	24,990
Asset backed securities	13,031	30	(159)	12,902
State and municipal	27,339	6	(708)	26,637
Corporate bonds	27,287	106	(3)	27,390
SBA pooled securities	156	1	—	157
Mutual fund	2,000	11	—	2,011
Total available for sale securities	$275,468	$1,247	$(1,686)	$275,029

		Gross	Gross
(Dollars in thousands)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$29,352	$1,527	$(58)	$30,821

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$30,577	$30,540	$—	$—
Due from one year to five years	118,179	117,532	—	—
Due from five years to ten years	32,427	32,363	—	—
Due after ten years	21,243	21,100	8,557	7,527
	202,426	201,535	8,557	7,527
Mortgage-backed securities, residential	33,537	33,663	—	—
Asset backed securities	11,883	11,845	—	—
SBA pooled securities	3,535	3,560	—	—
Mutual fund	5,000	5,006	—	—
	$256,381	$255,609	$8,557	$7,527

Proceeds from sales of securities and the associated gross gains and losses for the years ended December 31, 2017, 2016, and 2015 are as follows:

(Dollars in thousands)	2017	2016	2015
Proceeds	$32,441	$34,338	$17,635
Gross gains	35	17	259
Gross losses	—	(73)	—

Securities with a carrying amount of approximately $85,985,000 and $194,571,000 at December 31, 2017 and 2016, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$47,605	$(166)	$40,053	$(551)	$87,658	$(717)
U.S. Treasury notes	1,934	(6)	—	—	1,934	(6)
Mortgage-backed securities, residential	10,349	(21)	6,200	(159)	16,549	(180)
Asset backed securities	4,898	(85)	—	—	4,898	(85)
State and municipal	32,257	(216)	12,138	(227)	44,395	(443)
Corporate bonds	4,073	(2)	149	(1)	4,222	(3)
SBA pooled securities	1,654	(2)	—	—	1,654	(2)
Mutual fund	—	—	—	—	—	—
Total available for sale securities	$102,770	$(498)	$58,540	$(938)	$161,310	$(1,436)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$1,835	$(28)	$5,692	$(1,002)	$7,527	$(1,030)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$95,362	$(643)	$—	$—	$95,362	$(643)
Mortgage-backed securities, residential	6,594	(173)	—	—	6,594	(173)
Asset backed securities	—	—	7,946	(159)	7,946	(159)
State and municipal	25,771	(708)	—	—	25,771	(708)
Corporate bonds	372	(3)	—	—	372	(3)
SBA pooled securities	—	—	—	—	—	—
Mutual fund	—	—	—	—	—	—
	$128,099	$(1,527)	$7,946	$(159)	$136,045	$(1,686)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$3,323	$(58)	$—	$—	$3,323	$(58)

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

At December 31, 2017, the Company had 169 securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2017, management believes the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the recorded investment and unpaid principal for loans at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$745,893	$753,803	$(7,910)	$442,237	$447,926	$(5,689)
Construction, land development, land	134,812	138,045	(3,233)	109,812	113,211	(3,399)
1-4 family residential properties	125,827	127,499	(1,672)	104,974	106,852	(1,878)
Farmland	180,141	184,006	(3,865)	141,615	142,673	(1,058)
Commercial	920,812	924,133	(3,321)	778,643	783,349	(4,706)
Factored receivables	374,410	376,046	(1,636)	238,198	239,432	(1,234)
Consumer	31,131	31,144	(13)	29,764	29,782	(18)
Mortgage warehouse	297,830	297,830	—	182,381	182,381	—
Total	2,810,856	$2,832,506	$(21,650)	2,027,624	$2,045,606	$(17,982)
Allowance for loan and lease losses	(18,748)			(15,405)
	$2,792,108			$2,012,219

The difference between the recorded investment and unpaid principal balance is principally associated with (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $18,706,000 and $15,210,000 at December 31, 2017 and 2016, respectively, and (2) net deferred origination and factoring fees totaling $2,944,000 and $2,772,000 at December 31, 2017 and 2016, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (24%), Colorado (26%), Illinois (17%), and Iowa (7%), make up 74% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2016, the states of Texas (23%), Colorado (22%), Illinois (21%), and Iowa (7%) made up 73% of the Company’s gross loans, excluding factored receivables.

A majority (77%) of the Company’s factored receivables, representing approximately 10% of the total loan portfolio as of December 31, 2017, are receivables purchased from trucking fleets and owner-operators in the transportation industry. At December 31, 2016, 77% of our factored receivables, representing approximately 9% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

At December 31, 2017 and 2016, the Company had $32,459,000 and $23,597,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $596,230,000 and $497,573,000 at December 31, 2017 and 2016, respectively, were pledged to secure Federal Home Loan Bank advance capacity.

During the year ended December 31, 2017, loans with a carrying amount of $3,914,000 were transferred to loans held for sale as the Company made the decision to sell the loans. These loans were subsequently sold resulting in proceeds of $3,834,000 and a loss on sale of loans of $80,000, which was recorded as other noninterest income in the consolidated statements of income. During the year ended December 31, 2016, loans with a carrying amount of $24,384,000 were transferred to loans held for sale as the Company made the decision to sell the loans. These loans were subsequently sold resulting in proceeds of $24,538,000 and a gain on sale of loans of $154,000, which was recorded as other noninterest income in the consolidated statements of income. No loan transfers were recorded during the year ended December 31, 2015.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan and Lease Losses

The activity in the ALLL during the years ended December 31, 2017, 2016 and 2015 is as follows:

(Dollars in thousands)	Beginning				Reclassification	Ending
Year ended December 31, 2017	Balance	Provision	Charge-offs	Recoveries	To Held For Sale	Balance
Commercial real estate	$1,813	$1,822	$(259)	$59	$—	$3,435
Construction, land development, land	465	825	(582)	175	—	883
1-4 family residential properties	253	24	(31)	47	—	293
Farmland	170	140	—	—	—	310
Commercial	8,014	5,785	(4,875)	1,329	(2,103)	8,150
Factored receivables	4,088	2,058	(1,667)	118	—	4,597
Consumer	420	859	(1,004)	508	—	783
Mortgage warehouse	182	115	—	—	—	297
	$15,405	$11,628	$(8,418)	$2,236	$(2,103)	$18,748

(Dollars in thousands)	Beginning				Reclassification	Ending
Year ended December 31, 2016	Balance	Provision	Charge-offs	Recoveries	To Held For Sale	Balance
Commercial real estate	$1,489	$313	$(5)	$16	$—	$1,813
Construction, land development, land	367	92	—	6	—	465
1-4 family residential properties	274	(22)	(84)	85	—	253
Farmland	134	36	—	—	—	170
Commercial	5,276	5,390	(3,643)	991	—	8,014
Factored receivables	4,509	315	(856)	120	—	4,088
Consumer	216	689	(564)	79	—	420
Mortgage warehouse	302	(120)	—	—	—	182
	$12,567	$6,693	$(5,152)	$1,297	$—	$15,405

(Dollars in thousands)	Beginning				Reclassification	Ending
Year ended December 31, 2015	Balance	Provision	Charge-offs	Recoveries	To Held For Sale	Balance
Commercial real estate	$533	$1,055	$(152)	$53	$—	$1,489
Construction, land development, land	333	34	—	—	—	367
1-4 family residential properties	215	60	(205)	204	—	274
Farmland	19	115	—	—	—	134
Commercial	4,003	1,375	(145)	43	—	5,276
Factored receivables	3,462	1,508	(540)	79	—	4,509
Consumer	140	218	(347)	205	—	216
Mortgage warehouse	138	164	—	—	—	302
	$8,843	$4,529	$(1,389)	$584	$—	$12,567

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans individually and collectively evaluated for impairment, as well as PCI loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2017	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,013	$735,118	$9,762	$745,893	$123	$3,312	$—	$3,435
Construction, land development, land	136	130,732	3,944	134,812	—	883	—	883
1-4 family residential properties	2,638	122,093	1,096	125,827	152	141	—	293
Farmland	3,800	176,232	109	180,141	—	310	—	310
Commercial	26,616	893,509	687	920,812	1,409	6,741	—	8,150
Factored receivables	4,726	369,684	—	374,410	949	3,648	—	4,597
Consumer	384	30,747	—	31,131	80	703	—	783
Mortgage warehouse	—	297,830	—	297,830	—	297	—	297
	$39,313	$2,755,945	$15,598	$2,810,856	$2,713	$16,035	$—	$18,748

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2016	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,456	$427,918	$12,863	$442,237	$100	$1,358	$355	$1,813
Construction, land development, land	362	105,493	3,957	109,812	25	440	—	465
1-4 family residential properties	1,095	101,551	2,328	104,974	1	252	—	253
Farmland	1,333	140,045	237	141,615	—	170	—	170
Commercial	33,033	738,088	7,522	778,643	2,101	5,913	—	8,014
Factored receivables	3,176	235,022	—	238,198	1,546	2,542	—	4,088
Consumer	73	29,691	—	29,764	—	420	—	420
Mortgage warehouse	—	182,381	—	182,381	—	182	—	182
	$40,528	$1,960,189	$26,907	$2,027,624	$3,773	$11,277	$355	$15,405

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an ALLL and are excluded from these tables.

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2017	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$165	$165	$123	$848	$881
Construction, land development, land	—	—	—	136	136
1-4 family residential properties	237	235	152	2,401	2,519
Farmland	—	—	—	3,800	4,071
Commercial	9,194	9,191	1,409	17,422	17,605
Factored receivables	4,726	4,726	949	—	—
Consumer	271	267	80	113	115
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$14,593	$14,584	$2,713	$24,720	$25,327

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2016	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$517	$517	$100	$939	$1,011
Construction, land development, land	277	275	25	85	86
1-4 family residential properties	8	14	1	1,087	1,215
Farmland	—	—	—	1,333	1,364
Commercial	15,022	15,018	2,101	18,011	18,096
Factored receivables	3,176	3,176	1,546	—	—
Consumer	—	—	—	73	73
Mortgage warehouse	—	—	—	—	—
PCI	525	525	355	—	—
	$19,525	$19,525	$4,128	$21,528	$21,845

The following table presents average impaired loans and interest recognized on impaired loans for the years ended December 31, 2017, 2016, and 2015:

	Years Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Average	Interest	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$1,234	$33	$1,090	$46	$1,329	$—
Construction, land development, land	249	—	181	4	—	—
1-4 family residential properties	1,867	45	857	18	623	42
Farmland	2,567	45	667	45	—	—
Commercial	29,825	599	20,474	980	7,552	187
Factored receivables	3,951	—	3,299	—	2,347	—
Consumer	229	9	37	5	—	—
Mortgage warehouse	—	—	—	—	—	—
PCI	262	—	525	—	263	—
	$40,184	$731	$27,130	$1,098	$12,114	$229

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at December 31, 2017 and 2016:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2017	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$1,374	$—	$1,012	$2,386
Construction, land development, land	—	—	136	136
1-4 family residential properties	1,378	62	2,625	4,065
Farmland	250	109	3,412	3,771
Commercial	6,630	39	22,247	28,916
Factored receivables	20,858	1,454	—	22,312
Consumer	947	—	384	1,331
Mortgage warehouse	165	—	—	165
PCI	72	—	2,333	2,405
	$31,674	$1,664	$32,149	$65,487

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2016	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$699	$144	$1,163	$2,006
Construction, land development, land	619	—	362	981
1-4 family residential properties	956	—	1,039	1,995
Farmland	3,583	141	541	4,265
Commercial	11,060	1,077	26,619	38,756
Factored receivables	11,921	2,153	—	14,074
Consumer	667	2	73	742
Mortgage warehouse	—	—	—	—
PCI	2,020	104	8,233	10,357
	$31,525	$3,621	$38,030	$73,176

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Nonaccrual loans(1)	$32,149	$38,030
Factored receivables greater than 90 days past due	1,454	2,153
Troubled debt restructurings accruing interest	5,128	5,123
	$38,731	$45,306

(1)Includes troubled debt restructurings of $14,009,000 and $13,263,000 at December 31, 2017 and 2016, respectively.

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

As of December 31, 2017 and 2016 based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
December 31, 2017	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$732,175	$3,956	$—	$9,762	$745,893
Construction, land development, land	130,732	136	—	3,944	134,812
1-4 family residential	122,044	2,687	—	1,096	125,827
Farmland	171,017	9,015	—	109	180,141
Commercial	878,957	41,168	—	687	920,812
Factored receivables	370,839	2,325	1,246	—	374,410
Consumer	30,739	392	—	—	31,131
Mortgage warehouse	297,830	—	—	—	297,830
	$2,734,333	$59,679	$1,246	$15,598	$2,810,856

(Dollars in thousands)
December 31, 2016	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$422,423	$6,951	$—	$12,863	$442,237
Construction, land development, land	105,493	362	—	3,957	109,812
1-4 family residential	101,339	1,307	—	2,328	104,974
Farmland	136,474	4,904	—	237	141,615
Commercial	729,634	41,487	—	7,522	778,643
Factored receivables	236,084	1,029	1,085	—	238,198
Consumer	29,688	76	—	—	29,764
Mortgage warehouse	182,381	—	—	—	182,381
	$1,943,516	$56,116	$1,085	$26,907	$2,027,624

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $19,137,000 and $18,386,000 as of December 31, 2017 and 2016, respectively. The Company had allocated specific allowances for these loans of $535,000 and $1,911,000 at December 31, 2017 and 2016, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans modified as troubled debt restructurings that occurred during the years ended December 31, 2017, 2016, and 2015:

	Recorded	Number of
(Dollars in thousands)	Investment	Loans
December 31, 2017
Commercial	$8,831	8

December 31, 2016
Commercial real estate	$809	3
Farmland	793	1
Commercial	16,612	27
	$18,214	31
December 31, 2015
Commercial	$1,544	4

Troubled debt restructurings during the years ended December 31, 2017, 2016, and 2015 were the result of extending amortization periods. The Company did not grant principal reductions or interest rate concessions on any restructured loans.

There were no loans modified as troubled debt restructurings during the year ended December 31, 2017 for which there was a payment default during the year then ended. The Company had one borrower relationship with a recorded investment of $2,011,000 at December 31, 2016, comprised of 14 individual commercial loans that were modified as troubled debt restructurings during the year ended December 31, 2016 for which there were payment defaults during the year then ended. The payment defaults did not result in incremental allowance allocations or charge-offs. There were no loans modified as troubled debt restructurings during the year ended December 31, 2015 for which there was a payment default during the year then ended. Default is determined at 90 or more days past due.

Residential Real Estate Loans In Process of Foreclosure

At December 31, 2017, the Company had $484,000 in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

Purchased Credit Impaired Loans

The Company has loans that were acquired for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans receivable at December 31, 2017 and 2016 are as follows:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Contractually required principal and interest:
Real estate loans	$16,360	$25,013
Commercial loans	3,501	9,703
Outstanding contractually required principal and interest	$19,861	$34,716
Gross carrying amount included in loans receivable	$15,598	$26,907

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in accretable yield during the years ended December 31, 2017, 2016 and 2015 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Accretable yield, beginning balance	$4,261	$2,594	$4,977
Additions	371	4,124	—
Accretion	(3,442)	(3,092)	(4,023)
Reclassification from nonaccretable to accretable yield	2,108	646	1,805
Disposals	(505)	(11)	(165)
Accretable yield, ending balance	$2,793	$4,261	$2,594

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Beginning balance	$6,077	$5,177	$8,423
Acquired through business acquisition	2,282	2,962	—
Loans transferred to OREO	6,585	470	743
Premises transferred to OREO	276	2,215	—
Net OREO gains (losses) and valuation adjustments	(850)	(1,427)	(108)
Sales of OREO	(5,179)	(3,320)	(3,881)
Ending balance	$9,191	$6,077	$5,177

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2017 and 2016 consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Land	$10,534	$6,844
Buildings	45,841	30,646
Leasehold improvements	4,928	4,667
Furniture, fixtures and equipment	13,015	11,112
	74,318	53,269
Accumulated depreciation	(11,457)	(7,809)
	$62,861	$45,460

Depreciation expense was $4,001,000, $2,817,000 and $2,143,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company leases certain properties and equipment under operating leases. Rent expense was $2,261,000, $2,053,000 and $1,985,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Rent commitments at December 31, 2017, before considering renewal options that generally are present, were as follows:

(Dollars in thousands)
2018	$1,866
2019	1,479
2020	1,465
2021	653
2022	203
Thereafter	303
$5,969

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	December 31	December 31,
(Dollars in thousands)	2017	2016
Goodwill	$44,126	$28,810

	December 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$29,511	$(11,335)	$18,176	$21,825	$(8,423)	$13,402
Other intangible assets	1,764	(288)	1,476	6,006	(1,687)	4,319
	$31,275	$(11,623)	$19,652	$27,831	$(10,110)	$17,721

The changes in goodwill and intangible assets by operating segment during the year are as follows:

(Dollars in thousands)			Asset
December 31, 2017	Banking	Factoring	Management	Total
Beginning balance	$36,139	$8,871	$1,521	$46,531
Acquired goodwill	16,340	—	—	16,340
Acquired intangibles	9,478	—	—	9,478
Amortization of intangibles	(5,016)	(3)	(182)	(5,201)
Divestiture of intangibles	—	—	(1,339)	(1,339)
Reclass of goodwill to assets held for sale	(1,024)	—	—	(1,024)
Reclass of intangibles to assets held for sale	(1,007)	—	—	(1,007)
Ending balance	$54,910	$8,868	$—	$63,778

(Dollars in thousands)			Asset
December 31, 2016	Banking	Factoring	Management	Total
Beginning balance	$17,482	$8,875	$1,497	$27,854
Acquired goodwill	12,842	—	—	12,842
Acquired intangibles	8,818	—	799	9,617
Amortization of intangibles	(3,003)	(4)	(775)	(3,782)
Ending balance	$36,139	$8,871	$1,521	$46,531

(Dollars in thousands)			Asset
December 31, 2015	Banking	Factoring	Management	Total
Beginning balance	$20,187	$8,870	$—	$29,057
Acquired goodwill	—	8	2,768	2,776
Amortization of intangibles	(2,705)	(3)	(1,271)	(3,979)
Ending balance	$17,482	$8,875	$1,497	$27,854

No goodwill or intangibles have been assigned to the Corporate operating segment.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company assesses goodwill for impairment at its reporting units that contain goodwill, Banking and Factoring. At the measurement date, these reporting units had positive equity and the Company elected to perform qualitative assessments to determine if it was more likely than not that the fair value of the reporting units exceeded their carrying values, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After performing an impairment test comparing the carrying value of intangible assets to the fair value of intangible assets, it was determined that the carrying amount of core deposit intangibles related to public funds assigned to the Banking segment exceeded the fair value of these core deposit intangibles, resulting in an impairment charge of $1,276,000 for the year ended December 31, 2017. The impairment charge was recorded as amortization expense in the consolidated statements of income. The impairment of the core deposit intangibles was a result of the decline in public funds deposit balances caused by the Company’s intentional decision to reduce its reliance on the use of public funds. There were no impairment charges for the years ended December 31, 2016 and 2015.

Generally, acquired intangible assets are being amortized utilizing an accelerated method over their estimated useful lives, which range from 8 to 10 years. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2018	$4,296
2019	3,735
2020	3,178
2021	2,617
2022	2,059
Thereafter	3,767
$19,652

NOTE 8 — VARIABLE INTEREST ENTITIES

Collateralized Loan Obligation Funds - Closed

The Company, through its subsidiary TCA, acted as the asset manager or provided certain middle and back office staffing and services to the asset manager of various CLO funds. TCA earned asset management fees in accordance with the terms of its asset management or staffing and services agreements associated with the CLO funds. TCA earned asset management fees totaling $1,717,000, $6,574,000, and $5,646,000 for the years ended December 31, 2017, 2016, and 2015. On March 31, 2017, the Company sold its membership interests in TCA as discussed in Note 2 – Business Combinations and Divestitures. As a result of the TCA sale, as of March 31, 2017 the Company no longer acts as asset manager or staffing and services provider for any CLO funds.

The Company holds investments in the subordinated notes of the following closed CLO funds:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $8,557,000 and $3,380,000 at December 31, 2017 and 2016, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

The Company performed a consolidation analysis to confirm whether the Company was required to consolidate the assets, liabilities, equity or operations of the closed CLO funds in its financial statements. The Company concluded that the closed CLO funds are variable interest entities and that the Company holds variable interests in the entities in the form of its investments in the subordinated notes of the entities. However, the Company also concluded that the Company does not have the power to direct the activities that most significantly impact the entities’ economic performance. As a result, the Company is not the primary beneficiary and therefore is not required to consolidate the assets, liabilities, equity or operations of the CLO funds in the Company’s financial statements.

Collateralized Loan Obligation Funds – Warehouse Phase

From time to time, the Company may invest in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse phases. The Company’s investments in these CLO funds are repaid when the CLO funds’ warehouse phases are closed and the CLO offerings are issued. The Company’s maximum exposure to loss as a result of its involvement with these CLO funds is limited to the carrying amount of its investments in the subordinated debt of the CLO funds.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, the Company did not hold any investments in the subordinated debt of CLO funds during their warehouse phase. At December 31, 2016, the Company held an investment of $21,217,000 in the subordinated debt of a CLO fund during its warehouse phase, which was classified as other assets within the Company’s consolidated balance sheets. Income from the Company’s investments in CLO warehouse entities totaled $2,226,000, $3,184,000, and $1,151,000 during the years ended December 31, 2017, 2016, and 2015, respectively, and is included in other noninterest income within the Company’s consolidated statements of income.

The Company performed a consolidation analysis of CLO funds during their warehouse phases and concluded that the CLO funds were variable interest entities and that the Company held a variable interest in the entities that could potentially be significant to the entities in the form of its investments in the subordinated notes of the entities. However, the Company also concluded that the Company did not have the power to direct the activities that most significantly impact the entities’ economic performance.  As a result, the Company was not the primary beneficiary and therefore was not required to consolidate the assets, liabilities, equity, or operations of the entities in the Company’s financial statements.

NOTE 9 - Deposits

Deposits at December 31, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Noninterest bearing demand	$564,225	$363,351
Interest bearing demand	403,244	340,362
Individual retirement accounts	108,505	103,022
Money market	283,969	213,253
Savings	235,296	171,354
Certificates of deposit	837,384	756,351
Brokered deposits	188,725	68,092
Total deposits	$2,621,348	$2,015,785

At December 31, 2017, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered deposits, are as follows:

(Dollars in thousands)	December 31, 2017
Within one year	$851,311
After one but within two years	185,402
After two but within three years	45,789
After three but within four years	32,054
After four but within five years	20,058
Total	$1,134,614

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $158,197,000 and $149,258,000 at December 31, 2017 and 2016, respectively.

NOTE 10 — BORROWINGS AND BORROWING CAPACITY

Customer Repurchase Agreements

Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows:

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Amount outstanding at end of the year	$11,488	$10,490
Weighted average interest rate at end of the year	0.02%	0.02%
Average daily balance during the year	$12,906	$11,984
Weighted average interest rate during the year	0.02%	0.02%
Maximum month-end balance during the year	$21,041	$15,329

Customer repurchase agreements are secured by pledged securities with carrying amounts as follows:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
U.S. Government agency obligations	$13,460	$10,488
Mortgage-backed securities, residential	—	2,998
	$13,460	$13,486

FHLB Advances

FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Fixed Rate		Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
2018	$290,000	1.40%	$45,000	1.33%
2027	—	—	30,000	1.39%
	$290,000	1.40%	$75,000	1.35%

Information concerning FHLB advances is summarized as follows:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Amount outstanding at end of the year	$365,000	$230,000
Weighted average interest rate at end of the year	1.39%	0.58%
Average daily balance during the year	$300,451	$174,784
Weighted average interest rate during the year	1.05%	0.41%
Maximum month-end balance during the year	$385,000	$291,000

The Company’s unused borrowing capacity with the FHLB is as follows:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Borrowing capacity	$596,230	$497,147
Borrowings outstanding	365,000	230,000
Unused borrowing capacity	$231,230	$267,147

Federal Funds Purchased

The Company had no federal funds purchased at December 31, 2017 or 2016. However, as of December 31, 2017 the Company had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137,500,000.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Notes

On September 30, 2016, the Company issued $50,000,000 of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes initially bear interest at 6.50% per annum, payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. The Company may, at its option, beginning on September 30, 2021 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption. The Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.

The Notes are included on the consolidated balance sheets as liabilities at their carrying values of $48,828,000 and $48,734,000 at December 31, 2017 and 2016, respectively; however, for regulatory purposes, the carrying value of these obligations were eligible for inclusion in Tier 2 regulatory capital.

Issuance costs related to the Notes totaled $1,324,000, including an underwriting discount of 1.5%, or $750,000, and have been netted against the subordinated notes liability on the balance sheet. The underwriting discount and other debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.

Junior Subordinated Debentures

The following provides a summary of the Company’s junior subordinated debentures:

				Variable	Interest Rate At
(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate	December 31, 2017
National Bancshares Capital Trust II	$15,464	$12,861	September 2033	LIBOR + 3.00%	4.59%
National Bancshares Capital Trust III	17,526	12,389	July 2036	LIBOR + 1.64%	3.00%
ColoEast Capital Trust I	5,155	3,417	September 2035	LIBOR + 1.60%	3.29%
ColoEast Capital Trust II	6,700	4,485	March 2037	LIBOR + 1.79%	3.48%
Valley Bancorp Statutory Trust I	3,093	2,844	September 2032	LIBOR + 3.40%	5.07%
Valley Bancorp Statutory Trust II	3,093	2,627	July 2034	LIBOR + 2.75%	4.35%
	$51,031	$38,623

These debentures are unsecured obligations due to trusts that are unconsolidated subsidiaries. The debentures were issued in conjunction with the trusts’ issuances of obligated capital securities. The trusts used the proceeds from the issuances of their capital securities to buy floating rate junior subordinated deferrable interest debentures that bear the same interest rate and terms as the capital securities. These debentures are the trusts’ only assets and the interest payments from the debentures finance the distributions paid on the capital securities. These debentures rank junior and are subordinate in the right of payment to all other debt of the Company.

As part of the purchase accounting adjustments made with the National Bancshares, Inc. acquisition on October 15, 2013, the ColoEast acquisition on August 1, 2016, and the Valley acquisition on December 9, 2017, the Company adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition dates. The discount on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures may be called by the Company at par plus any accrued but unpaid interest. Interest on the debentures is calculated quarterly. The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears. The Company has the right to defer payments on interest on the debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures.

The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $38,623,000 and $32,740,000 was allowed in the calculation of Tier I regulatory capital as of December 31, 2017 and 2016, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a 401(k) benefit plan that allows employee contributions up to the maximum tax-deferred limitations established by the Internal Revenue Code, which are matched by the Company equal to 100% of the first 4% of the compensation contributed. Expense related to the 401(k) matching contributions for the years ended December 31, 2017, 2016 and 2015 was $1,468,000, $1,179,000 and $1,100,000, respectively.

NOTE 12 — INCOME TAXES

Income tax expense for the years ended December 31, 2017, 2016, and 2015 consisted of the following:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Income tax expense:
Current	$14,714	$10,922	$8,701
Deferred	10,174	1,941	666
Change in valuation allowance for deferred tax asset	(10)	(54)	(946)
Income tax expense	$24,878	$12,809	$8,421

Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Tax provision computed at federal statutory rate	$21,384	$11,728	$13,144
Effect of:
State taxes, net	1,112	852	1,444
Tax reform impact(1)	2,984	—	—
Change in effective tax rate	—	—	(142)
Bargain purchase gain	—	—	(5,291)
Transaction costs	—	325	—
Bank-owned life insurance	(246)	(201)	(158)
Tax exempt interest	(545)	(129)	(119)
Change in valuation allowance for deferred tax asset	(10)	(54)	(946)
Other	199	288	489
Income tax expense	$24,878	$12,809	$8,421

(1)  On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), resulting in significant modifications to existing law. As a result of the changes under the Tax Act, the Company recorded incremental income tax expense of $2,984,000 during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities at the new federal statutory rate of  21%. Prior to the enactment of the Tax Act, deferred tax assets and liabilities were measured at the previous federal statutory rate of 35%. Authoritative guidance and interpretation by regulatory bodies is ongoing, and as such, the accounting for the effects of the Tax Act is not final and the full impact of the new regulation is still being evaluated.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016
Deferred tax assets
Federal net operating loss carryforwards	$7,180	$13,669
State net operating loss carryforwards	1,338	1,493
Acquired loan basis	1,159	4,888
Other real estate owned	394	2,788
AMT credit carryforward	2,855	2,855
Allowance for loan losses	4,825	4,853
Unrealized loss on securities available for sale	176	163
Other	1,218	2,562
Total deferred tax assets	19,145	33,271
Deferred tax liabilities
Goodwill and intangible assets	2,233	4,558
Fair value adjustment on junior subordinated debentures	2,792	4,735
Premises and equipment	2,273	3,310
Installment gain on sale of subsidiary	2,230	—
Other	396	1,606
Total deferred tax liabilities	9,924	14,209
Net deferred tax asset before valuation allowance	9,221	19,062
Valuation allowance	(262)	(237)
Net deferred tax asset	$8,959	$18,825

The Company's federal and state net operating loss carryforwards as of December 31, 2017 were $34,190,000 and $29,178,000, respectively, which will expire at various dates from 2021 through 2035. The Company has a Federal Alternative Minimum Tax Credit carryforward of $2,855,000 as of December 31, 2017 with no expiration.  The Company has a valuation allowance on certain net operating loss carryforwards that are not expected to be realized before expiration.

The Company's federal and state net operating loss carryforwards as of December 31, 2016 were $39,055,000 and $34,500,000, respectively. The Company had a Federal Alternative Minimum Tax Credit carryforward of $2,855,000 as of December 31, 2016.

An Internal Revenue Code Section 382 (“Section 382”) ownership change was triggered as part of previous acquisitions. A significant portion of the deferred tax asset relating to the Company's net operating loss and Alternative Minimum Tax credit carryforwards are subject to the annual limitation rules under Section 382 . The utilization of tax carryforward attributes acquired from the EJ Financial Corp. (2010) acquisition is subject to an annual limitation of $341,000. The utilization of tax carryforward attributes acquired from the National Bancshares, Inc.(2013) acquisition is subject to an annual limitation of $2,040,000. Any remaining tax attribute carryforwards generated prior to the Section 382 ownership change in 2013 are subject to an annual limitation of $3,696,000.

The utilization of deferred tax assets related to the net operating loss and tax credit carryforwards acquired from the 2016 ColoEast stock acquisition are subject to an annual limitation of $1,906,000 under Section 382 rules.

At December 31, 2017 and 2016, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2014.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2017		December 31, 2016
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate
Commitments to make loans	$—	$—	$7,345	$7,580
Unused lines of credit	$133,634	$242,236	$109,611	$145,475
Standby letters of credit	$1,998	$8,169	$2,547	$4,706
Mortgage warehouse commitments	$9,411	$230,221	$14,387	$219,560

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

Mortgage warehouse commitments are unconditionally cancellable and represent the unused capacity on mortgage warehouse facilities the Company has approved. The Company reserves the right to  refuse to buy any mortgage loans offered for sale by a customer, for any reason, at the Company’s sole and absolute discretion.

The Company funds an allowance for loan and lease losses on off-balance sheet lending-related commitments through a charge to other noninterest expense on the Company’s consolidated statements of income. At December 31, 2017 and 2016, the allowance for loan and lease losses on off-balance sheet lending-related commitments totaled $501,000 and $315,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

In addition to the commitments above, the Company had overdraft protection available in the amounts of $2,397,000 and $1,882,000 at December 31, 2017 and 2016, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$109,890	$—	$109,890
U.S. Treasury notes	—	1,934	—	1,934
Mortgage-backed securities, residential	—	33,663	—	33,663
Asset backed securities	—	11,845	—	11,845
State and municipal	—	74,391	—	74,391
Corporate bonds	—	15,320	—	15,320
SBA pooled securities	—	3,560	—	3,560
Mutual fund	5,006	—	—	5,006
	$5,006	$250,603	$—	$255,609

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$180,942	$—	$180,942
Mortgage-backed securities, residential	—	24,990	—	24,990
Asset backed securities	—	12,902	—	12,902
State and municipal	—	26,637	—	26,637
Corporate bonds	—	27,390	—	27,390
SBA pooled securities	—	157	—	157
Mutual fund	2,011	—	—	2,011
	$2,011	$273,018	$—	$275,029

The Company used the following methods and assumptions to estimate fair value of financial instruments that are measured at fair value on a recurring basis:

Securities available for sale – The fair values of debt securities available for sale are determined by third party matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair values of equity securities available for sale are determined based on quoted market prices in active markets and are classified in Level 1 of the valuation hierarchy.

There were no transfers between levels for the years ended December 31, 2017 and 2016.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2017 and 2016.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$42	$42
1-4 family residential properties	—	—	85	85
Commercial	—	—	7,785	7,785
Factored receivables	—	—	3,777	3,777
Consumer	—	—	191	191
Other real estate owned (1):
Commercial	—	—	138	138
Construction, land development, land	—	—	202	202
	$—	$—	$12,220	$12,220

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$417	$417
Construction, land development, land	—	—	252	252
1-4 family residential properties	—	—	7	7
Commercial	—	—	12,921	12,921
Factored receivables	—	—	1,630	1,630
PCI	—	—	170	170
Other real estate owned (1):
Commercial	—	—	698	698
1-4 family residential properties	—	—	485	485
Construction, land development, land	—	—	467	467
	$—	$—	$17,047	$17,047

(1) Represents the fair value of OREO that was adjusted subsequent to its initial classification as OREO.

As of December 31, 2017 and 2016, the only Level 3 assets with material unobservable inputs are associated with impaired loans and OREO.

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$134,129	$134,129	$—	$—	$134,129
Securities - held to maturity	8,557	—	—	7,527	7,527
Loans not previously presented, net	2,780,228	—	—	2,800,362	2,800,362
Loans included in assets held for sale, net	68,668	—	—	69,268	69,268
FHLB stock	16,006	N/A	N/A	N/A	N/A
Accrued interest receivable	15,517	15,517	—	—	15,517

Financial liabilities:
Deposits	2,621,348	—	2,616,034	—	2,616,034
Customer repurchase agreements	11,488	—	11,488	—	11,488
Federal Home Loan Bank advances	365,000	—	365,000	—	365,000
Subordinated notes	48,828	—	52,310	—	52,310
Junior subordinated debentures	38,623	—	41,563	—	41,563
Accrued interest payable	3,323	3,323	—	—	3,323

	December 31, 2016
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$114,514	$114,514	$—	$—	$114,514
Securities - held to maturity	29,352	—	27,498	3,323	30,821
Loans not previously presented, net	1,996,822	—	—	2,002,487	2,002,487
FHLB stock	8,430	N/A	N/A	N/A	N/A
Accrued interest receivable	12,663	12,663	—	—	12,663

Financial liabilities:
Deposits	2,015,785	—	2,014,922	—	2,014,922
Customer repurchase agreements	10,490	—	10,490	—	10,490
Federal Home Loan Bank advances	230,000	—	230,000	—	230,000
Subordinated notes	48,734	—	50,920	—	50,920
Junior subordinated debentures	32,740	—	32,905	—	32,905
Accrued interest payable	2,682	2,682	—	—	2,682

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities held to maturity

The fair values of the Company’s investments in the subordinated notes of Trinitas IV, Trinitas V, and Trinitas VI classified as securities held to maturity are determined based on the securities’ discounted projected future cash flows (net present value), resulting in a Level 3 classification.

The fair values of the Company’s other securities held to maturity at December 31, 2016 were determined by third party matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, resulting in a Level 2 classification. There were no such securities held at December 31, 2017.

Loans

Loans include loans held for investment and loans included in assets held for sale. Loans exclude impaired loans previously described above.  For variable rate loans that reprice frequently and have no significant changes in credit risk, excluding previously presented impaired loans measured at fair value on a non-recurring basis, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Loans are considered a Level 3 classification.

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

Federal Home Loan Bank advances

The Company’s FHLB advances have variable rates or a maturity of less than three months and therefore fair value materially approximates carrying value and is considered a Level 2 classification.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values given the short term nature of the receivables and are considered a Level 1 classification.

NOTE 16 — RELATED-PARTY TRANSACTIONS

Loans to related parties and their affiliates were as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Beginning balance	$29,285	$35,765
New loans and advances	14,440	88,711
Effect of changes in composition of related parties	(15,004)	(6,018)
Repayments	(2,109)	(89,173)
Ending balance	$26,612	$29,285

Advances and repayments of related party loans for the year ended December 31, 2016 included activity on revolving credit and asset-based lending arrangements.

Related party deposits at December 31, 2017 and 2016 were $9,360,000 and $14,634,000, respectively.

Trinitas Capital Management, LLC

Trinitas Capital Management, LLC (“Trinitas”) is an independent CLO asset manager formed in 2015.  Prior to the sale of TCA on March 31, 2017, certain of the Company’s officers and other personnel served as officers or managers of Trinitas and certain members of the Company’s board of directors also hold minority membership interests in Trinitas.  The Company does not hold any membership interests in Trinitas.

As described in Note 8 – Variable Interest Entities, the Company, through its subsidiary TCA, provided certain middle and back office staffing and services to Trinitas as the asset manager of various CLO funds issued by Trinitas. For the years ended December 31, 2017 and 2016, TCA earned fees from Trinitas totaling $521,000 and $907,000, respectively.  No asset management fees were earned by TCA from Trinitas for the year ended December 31, 2015.  As a result of the TCA sale, as of March 31, 2017 the Company no longer acts as a staffing and services provider for Trinitas. The Company holds investments in the subordinated notes of Trinitas IV, Trinitas V, and Trinitas VI, CLOs managed by Trinitas, with a carrying amount of $8,557,000 and $3,380,000 at December 31, 2017 and 2016, respectively.

Triumph Consolidated Cos., LLC

As described in Note 18 – Equity and Noncontrolling Interests, Triumph Consolidated Cos., LLC held a warrant to purchase shares of the Company’s common stock which was exercised during the year ended December 31, 2017. Prior to its dissolution during the year ended December 31, 2017, certain of the Company’s directors and executive officers were directors, officers, investors, or other interest holders in Triumph Consolidated Cos., LLC.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2017, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2017, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2017 that management believes have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank as of December 31, 2017 and 2016 are presented in the following table:

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$436,036	13.2%	$264,026	8.0%	N/A	N/A
TBK Bank, SSB	$361,068	11.4%	$254,139	8.0%	$317,674	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$367,958	11.1%	$198,019	6.0%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$190,603	6.0%	$254,137	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$320,265	9.7%	$148,514	4.5%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$142,952	4.5%	$206,486	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$367,958	11.8%	$124,754	4.0%	N/A	N/A
TBK Bank, SSB	$341,910	11.1%	$123,088	4.0%	$153,860	5.0%

As of December 31, 2016
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$342,059	14.6%	$187,449	8.0%	N/A	N/A
TBK Bank, SSB	$293,313	12.9%	$181,640	8.0%	$227,050	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$277,605	11.8%	$140,587	6.0%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$136,230	6.0%	$181,640	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$238,439	10.2%	$105,440	4.5%	N/A	N/A
TBK Bank, SSB	$277,593	12.2%	$102,173	4.5%	$147,583	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$277,605	10.9%	$102,303	4.0%	N/A	N/A
TBK Bank, SSB	$277,593	11.0%	$100,802	4.0%	$126,002	5.0%

Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in January 2016, the implementation of the capital conservation buffer set forth by the Basel III regulatory capital framework was effective for the Company starting at 0.625% of risk weighted assets above the minimum risk based capital ratio requirements and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer was 1.25% and 0.625% at December 31, 2017 and 2016, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At December 31, 2017, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

NOTE 18 - EQUITY AND NONCONTROLLING INTERESTS

The following summarizes the Company’s capital structure:

Common Stock

	Common Stock
	December 31,
(Dollars in thousands, except per share amounts)	2017	2016
Shares authorized	50,000,000	50,000,000
Shares issued	20,912,396	18,154,365
Treasury shares	91,951	76,118
Shares outstanding	20,820,445	18,078,247
Par value per share	$0.01	$0.01

Preferred Stock

	Preferred Stock		Preferred Stock
	Series A		Series B
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Shares authorized	50,000	50,000	115,000	115,000
Shares issued	45,500	45,500	51,076	51,956
Shares outstanding	45,500	45,500	51,076	51,956
Par value per share	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Liquidation preference amount	$4,550	$4,550	$5,108	$5,196

Common Stock Offering

On August 1, 2017, the Company completed an underwritten common stock offering issuing 2,530,000 shares of the Company’s common stock, including 330,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at $27.50 per share for total gross proceeds of $69,575,000. Net proceeds after underwriting discounts and offering expenses were $65,509,000.

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

Preferred Stock Series A

The following summarizes the terms of the Company’s Series A Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock Series A”) as of December 31, 2017 and 2016.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A holders are entitled to quarterly cash dividends accruing at the rate per annum of Prime + 2%, with an 8.00% floor, applied to the liquidation preference value of the stock. Any dividends not paid shall not accumulate but will be waived and not payable by the Company. Payments of dividends are subject to declaration by the board of the Company. Subject to regulatory approval, Series A holders have the right to receive a special, one-time dividend with respect to their respective shares within 30 days after the occurrence of any of the following events: (i) the sale of all of the limited liability company interests of TBK Bank (as successor in interest to TCF) in TBC, (ii) a merger of TBC resulting in TBK Bank (as successor in interest to TCF) no longer owning any limited liability company interests in TBC or (iii) the sale of all or substantially all of the assets of TBC, subject to certain organizational restructuring exceptions. The Company paid all dividends when due on these shares during the year ended December 31, 2017. The Preferred Stock Series A is not redeemable by the holder, ranks pari passu with the Company’s Preferred Stock Series B (as described below), and is senior to the Company’s common stock.

The Preferred Stock Series A are redeemable at liquidation value by the Company subject to regulatory approval at any time on or after October 15, 2018.

The Preferred Stock Series A shares are convertible to common stock at the option of the holder any time at a preferred to common stock conversion ratio of 6.94008. No Preferred Stock Series A shares were converted to common stock during the years ended December 31, 2017, 2016, and 2015.

Preferred Stock Series B

The following summarizes the terms of the Company’s Series B Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock Series B”) as of December 31, 2017 and 2016.

Series B holders are entitled to quarterly cash dividends accruing at the rate per annum of 8.00% applied to the liquidation value of the stock. Any dividends not paid shall not accumulate but will be waived and not payable by the Company. Payments of dividends are subject to declaration by the board of the Company. The Company paid all dividends when due on these shares during the year ended December 31, 2017. The Preferred Stock Series B is not redeemable by the holder, ranks pari passu with the Company’s Preferred Stock Series A, and is senior to the Company’s common stock.

The Preferred Stock Series B are redeemable at liquidation value by the Company subject to regulatory approval at any time on or after October 15, 2018.

The Preferred Stock Series B shares are convertible to common stock at the option of the holder any time at a preferred to common stock conversion ratio of 6.94008. During the year ended December 31, 2017, 880 shares of Preferred Stock Series B with a liquidation value of $88,000 were converted to 6,106 shares of common stock. No Preferred Stock Series B shares were converted to common stock during the years ended December 31, 2016 and 2015.

NOTE 19 — STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $1,801,000, $2,367,000 and $3,077,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the year ended December 31, 2017 were as follows:

		Weighted Average
		Grant Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2017	126,644	$14.92
Granted	45,732	25.80
Vested	(67,964)	16.50
Forfeited	(1,636)	16.61
Nonvested at December 31, 2017	102,776	$18.68

RSAs granted to employees under the Omnibus Incentive Plan generally vest over three to four years, but vesting periods may vary. Nonvested restricted stock awards are included in the Company’s common stock outstanding.

Compensation expense for RSAs granted under the Omnibus Incentive Plan will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2017, there was $798,000 of total unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining weighted average period of 2.84 years.

Stock Options

A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the year ended December 31, 2017 were as follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2017	163,661	$15.87
Granted	58,729	25.80
Exercised	(34,977)	15.87
Forfeited or expired	(2,085)	19.69
Outstanding at December 31, 2017	185,328	$18.97	$8.57	$2,321

Fully vested shares and shares expected to vest at December 31, 2017	185,328	$18.97	8.57	$2,321

Shares exercisable at December 31, 2017	31,742	$15.87	$8.25	$496

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016
Aggregate intrinsic value of options exercised	$251	$—
Cash received from option exercises	$283	$—
Tax benefit realized from option exercises	$88	$—
Weighted average fair value of options granted	$8.71	$5.85

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Expected volatilities of options granted during the year ended December 31, 2017 were determined based on a blend of the Company’s historical volatility and historical volatilities of a peer group of companies with a similar size, industry, stage of life cycle, and capital structure. Expected volatilities of options granted during the year ended December 31, 2016 were determined based on historical volatilities of a peer group of companies with a similar size, industry, stage of life cycle, and capital structure. The expected term of the options granted was determined based on the SEC simplified method, which calculates the expected term as the mid-point between the weighted average time to vesting and the contractual term.  The risk-free interest rate for the expected term of the options was derived from the Treasury constant maturity yield curve on the valuation date.

The fair value of the stock options granted was determined using the following weighted average assumptions:

	2017	2016
Risk-free interest rate	2.11%	1.49%
Expected term	6.25 Years	6.25 Years
Expected stock price volatility	29.70%	34.96%
Dividend yield	—	—

As of December 31, 2017, there was $512,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining weighted average period of 2.85 years.

NOTE 20 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following tables present parent company only condensed financial information.

Condensed Parent Company Only Balance Sheets:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
ASSETS
Cash and cash equivalents	$47,826	$10,222
Securities - held to maturity	8,557	3,380
Loans	11,046	984
Investment in bank subsidiary	407,050	320,629
Investment in non-bank subsidiaries	12,650	15,634
Other assets	4,880	29,149
Total assets	$492,009	$379,998
LIABILITIES AND EQUITY
Subordinated notes	$48,828	$48,734
Junior subordinated debentures	38,623	32,740
Intercompany payables	10,169	8,500
Accrued expenses and other liabilities	2,691	1,351
Total liabilities	100,311	91,325
Stockholders' equity(1)	391,698	288,673
Total liabilities and equity	$492,009	$379,998

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest income	$1,415	$793	$718
Interest expense	(5,300)	(2,262)	(291)
Provision for loan losses	(91)	—	—
Gain on sale of subsidiary	20,860	—	—
Other income	1,572	2,991	1,040
Loss on intercompany sale of loans(1)	—	(794)	—
Salaries and employee benefits	(5,686)	(581)	(2,781)
Other expense	(3,138)	(1,940)	(3,099)
Income (loss) before income tax and undistributed subsidiary income	9,632	(1,793)	(4,413)
Income tax (expense) benefit	(3,087)	(487)	700
Equity in undistributed subsidiary income	30,347	22,308	32,846
Net income	36,892	20,028	29,133
Dividends on preferred stock	(774)	(887)	(780)
Net income available to common stockholders	$36,118	$19,141	$28,353
Comprehensive income attributable to Parent	$35,900	$20,147	$28,459

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$36,892	$20,028	$29,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	(30,347)	(22,308)	(32,846)
Net accretion of securities	(800)	(174)	—
Amortization of junior subordinated debentures	413	325	67
Amortization of subordinated notes issuance costs	94	23	—
Loss on intercompany sale of loans(1)	—	794	—
Loss on sale of loans	—	80	—
Income from CLO warehouse investments	(2,226)	(3,184)	(1,151)
Change in other assets	6,689	3,293	980
Change in accrued expenses and other liabilities	2,950	(5,279)	10,316
Net cash provided by (used in) operating activities	13,665	(6,402)	6,499
Cash flows from investing activities:
Investment in subsidiaries	(6,199)	14,295	325
Purchases of securities held to maturity	(5,092)	(3,342)	—
Proceeds from maturities, calls, and pay downs of securities held to maturity	715	136	—
Purchases of loans (shared national credits)	—	—	(18,601)
Proceeds from sale of loans	—	16,058	—
Net change in loans	(10,062)	539	146
Net cash paid for CLO warehouse investments	(10,000)	(25,000)	(20,500)
Net proceeds from CLO warehouse investments	30,000	25,500	2,450
Cash used in acquisition of subsidiaries, net	(40,075)	(69,946)	—
Net cash provided by (used in) investing activities	(40,713)	(41,760)	(36,180)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net	—	48,676	—
Issuance of common stock, net of expenses	65,509	—	—
Dividends on preferred stock	(774)	(887)	(780)
Redemption of TARP preferred stock	—	(10,500)	—
Purchase of Treasury Stock	(366)	(654)	(343)
Stock option exercises	283	—	—
Net cash provided by (used in) financing activities	64,652	36,635	(1,123)
Net increase (decrease) in cash and cash equivalents	37,604	(11,527)	(30,804)
Cash and cash equivalents at beginning of period	10,222	21,749	52,553
Cash and cash equivalents at end of period	$47,826	$10,222	$21,749

(1)

During the year ended December 31, 2016, a loss was recorded by the parent company as the result of an intercompany sale of loans to its subsidiary, TBK Bank, at the loans’ fair value. The discount on the purchase of the loans recorded by TBK Bank was fully amortized during the year ended December 31, 2017. The parent company loss on sale of the loans and the TBK Bank discount were eliminated in consolidation. The following table presents a reconciliation of parent company stockholders’ equity to consolidated stockholders’ equity at for the year ended December 31, 2016:

Year Ended December 31,
(Dollars in thousands)	2016
Parent company stockholders' equity	$288,673
Parent company loss on intercompany sale of loans	794
TBK Bank discount accretion	(122)
Consolidated stockholders' equity	$289,345

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Basic
Net income to common stockholders	$35,446	$19,813	$28,353
Weighted average common shares outstanding	19,133,745	17,856,828	17,720,479
Basic earnings per common share	$1.85	$1.11	$1.60

Diluted
Net income to common stockholders	$35,446	$19,813	$28,353
Dilutive effect of preferred stock	774	—	780
Net income to common stockholders - diluted	$36,220	$19,813	$29,133
Weighted average common shares outstanding	19,133,745	17,856,828	17,720,479
Dilutive effects of:
Restricted stock	68,079	110,565	79,821
Assumed exercises of stock options	45,653	3,128	—
Assumed exercises of stock warrants	82,567	83,010	48,238
Assumed conversion of Preferred A	315,773	—	315,773
Assumed conversion of Preferred B	354,471	—	360,578
Average shares and dilutive potential common shares	20,000,288	18,053,531	18,524,889
Diluted earnings per common share	$1.81	$1.10	$1.57

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Years Ended December 31,
	2017	2016	2015
Shares assumed to be converted from Preferred Stock Series A	—	315,773	—
Shares assumed to be converted from Preferred Stock Series B	—	360,578	—
Restricted stock awards	—	—	—
Stock options	57,926	—	—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – BUSINESS SEGMENT INFORMATION

The following presents the Company’s operating segments. The accounting policies of the segments are substantially similar to those described in Note 1 – Summary of Significant Accounting Policies. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC. General factoring services not originated through TBC are included in the Banking segment. On March 31, 2017, we sold our 100% membership interest in TCA. As a result, the Asset Management segment had no operations subsequent to March 31, 2017.

(Dollars in thousands)			Asset
Year Ended December 31, 2017	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$130,480	$45,346	$3	$1,395	$177,224
Intersegment interest allocations	8,023	(8,023)	—	—	—
Total interest expense	16,240	—	—	5,300	21,540
Net interest income (expense)	122,263	37,323	3	(3,905)	155,684
Provision for loan losses	9,310	2,227	—	91	11,628
Net interest income (expense) after provision	112,953	35,096	3	(3,996)	144,056
Gain on sale of subsidiary	—	—	—	20,860	20,860
Other noninterest income	14,336	2,737	1,717	1,006	19,796
Noninterest expense	90,632	22,641	1,456	8,885	123,614
Operating income (loss)	$36,657	$15,192	$264	$8,985	$61,098

(Dollars in thousands)			Asset
Year Ended December 31, 2016	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$90,823	$32,824	$145	$700	$124,492
Intersegment interest allocations	4,583	(4,583)	—	—	—
Total interest expense	9,872	—	—	2,262	12,134
Net interest income (expense)	85,534	28,241	145	(1,562)	112,358
Provision for loan losses	6,239	454	—	—	6,693
Net interest income (expense) after provision	79,295	27,787	145	(1,562)	105,665
Noninterest income	9,077	2,256	6,632	2,991	20,956
Noninterest expense	65,795	19,551	5,234	2,532	93,112
Operating income (loss)	$22,577	$10,492	$1,543	$(1,103)	$33,509

(Dollars in thousands)			Asset
Year Ended December 31, 2015	Banking	Factoring	Management	Corporate	Consolidated
Total interest income	$65,831	$32,103	$108	$718	$98,760
Intersegment interest allocations	3,144	(3,144)	—	—	—
Total interest expense	6,978	—	10	1,121	8,109
Net interest income (expense)	61,997	28,959	98	(403)	90,651
Provision for loan losses	3,226	1,303	—	—	4,529
Net interest income (expense) after provision	58,771	27,656	98	(403)	86,122
Bargain purchase gain	—	—	15,117	—	15,117
Other noninterest income	9,644	1,739	5,757	1,040	18,180
Noninterest expense	51,249	17,871	6,866	5,879	81,865
Operating income (loss)	$17,166	$11,524	$14,106	$(5,242)	$37,554

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)			Asset
December 31, 2017	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$—	$504,656	$(810,867)	$3,499,033
Gross loans held for investment	$2,784,147	$346,293	$—	$11,936	$(331,520)	$2,810,856

(Dollars in thousands)			Asset
December 31, 2016	Banking	Factoring	Management	Corporate	Eliminations	Consolidated
Total assets	$2,588,509	$223,994	$4,879	$391,745	$(568,060)	$2,641,067
Gross loans held for investment	$1,961,552	$212,784	$—	$1,866	$(148,578)	$2,027,624

NOTE 23 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents quarterly financial data for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$52,217	$45,137	$43,538	$36,332
Interest expense	6,421	5,625	4,981	4,513
Net interest income	45,796	39,512	38,557	31,819
Provision for loan losses	1,931	572	1,447	7,678
Net interest income after provision	43,865	38,940	37,110	24,141
Gain on sale of subsidiary	—	—	—	20,860
Other noninterest income	3,998	4,171	5,202	6,425
Noninterest income	3,998	4,171	5,202	27,285
Noninterest expense	33,231	28,225	27,321	34,837
Net income before income taxes	14,632	14,886	14,991	16,589
Income tax expense	8,327	5,104	5,331	6,116
Net income	6,305	9,782	9,660	10,473
Dividends on preferred stock	(194)	(195)	(193)	(192)
Net income available to common stockholders	$6,111	$9,587	$9,467	$10,281
Earnings per common share
Basic	$0.29	$0.48	$0.53	$0.57
Diluted	$0.29	$0.47	$0.51	$0.55

	Year Ended December 31, 2016
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$37,774	$33,471	$28,354	$24,893
Interest expense	4,230	3,053	2,447	2,404
Net interest income	33,544	30,418	25,907	22,489
Provision for loan losses	2,446	2,819	1,939	(511)
Net interest income after provision	31,098	27,599	23,968	23,000
Noninterest income	6,208	6,099	3,668	4,981
Noninterest expense	26,911	25,792	20,331	20,078
Net income before income taxes	10,395	7,906	7,305	7,903
Income tax expense	4,134	3,099	2,679	2,897
Net income	6,261	4,807	4,626	5,006
Dividends on preferred stock	(197)	(301)	(195)	(194)
Net income available to common stockholders	$6,064	$4,506	$4,431	$4,812
Earnings per common share
Basic	$0.34	$0.25	$0.25	$0.27
Diluted	$0.33	$0.25	$0.25	$0.27

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 — SUBSEQUENT EVENTS

Triumph Healthcare Finance

On January 19, 2018, the Company entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit its healthcare asset-based lending line of business. See additional details in Note 2 – Business Combinations and Divestitures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1., 2.Financial Statements and Schedules

The following financial statements of Triumph Bancorp, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Income for the Years Ended December 31, 2017, 2016, and 2015
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015
•	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016, and 2015
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015
•	Notes to Consolidated Financial Statements

Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)
2.1

Agreement and Plan of Merger, dated as of July 26, 2017, by and among Valley Bancorp, Inc., Triumph Bancorp, Inc. and James J. O'Dell as Shareholder Representative incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on July 26, 2017.*

2.2

Agreement and Plan of Merger, dated as of March 6, 2016, by and among ColoEast Bankshares, Inc., Triumph Bancorp, Inc. and Peak Acquisition Corp., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on March 7, 2016.

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

10.1†	Amended and Restated Employment Agreement of Aaron P. Graft dated March 30, 2016, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 30, 2016.

10.2†	Amended and Restated Employment Agreement of Gail Lehmann dated March 30, 2016, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 30, 2016.
10.3†	Amended and Restated Employment Agreement of R. Bryce Fowler dated March 30, 2016, incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on March 30, 2016.
10.4†	Amended and Restated Employment Agreement of Adam D. Nelson, dated March 30, 2016, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on May 5, 2016.
10.5†	Amended and Restated Employment Agreement of Daniel J. Karas, dated March 30, 2016, incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on August 3, 2016.
10.6†	Triumph Bancorp, Inc. Senior Executive Incentive Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).
10.7†	Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).
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
10.15

Underwriting Agreement, dated September 28, 2016, between Triumph Bancorp, Inc. and Sandler O’Neill + Partners, L.P. and FIG Partners, LLC, incorporated by reference to Exhibit 1.1 to Form 8-K filed with the SEC on September 30, 2016.

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

*The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	February 13, 2018	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	February 13, 2018	/s/ R. Bryce Fowler
R. Bryce Fowler
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Aaron P. Graft	Director and President and Chief Executive Officer	February 13, 2018
Aaron P. Graft	(Principal Executive Officer)
/s/ R. Bryce Fowler	Executive Vice President and Chief Financial Officer	February 13, 2018
R. Bryce Fowler	(Principal Financial and Accounting Officer)
/s/ Carlos M. Sepulveda, Jr.	Director and Chairman	February 13, 2018
Carlos M. Sepulveda, Jr.
/s/ Charles A. Anderson	Director	February 13, 2018
Charles A. Anderson
/s/ Richard Davis	Director	February 13, 2018
Richard Davis
/s/ Robert Dobrient	Director	February 13, 2018
Robert Dobrient
/s/ Douglas M. Kratz	Director	February 13, 2018
Douglas M. Kratz
/s/ Maribess L. Miller	Director	February 13, 2018
Maribess L. Miller
/s/ Fred Perpall	Director	February 13, 2018
Fred Perpall
/s/ Michael P. Rafferty	Director	February 13, 2018
Michael P. Rafferty
/s/ C. Todd Sparks	Director	February 13, 2018
C. Todd Sparks

/s/ Justin N. Trail	Director	February 13, 2018
Justin N. Trail