Form 10-Q
period 2018-03-31
Triumph Bancorp, Inc.
filed 2018-04-20
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Common Stock — $0.01 par value, 26,242,376 shares, as of April 18, 2018

TRIUMPH BANCORP, INC.

FORM 10-Q

March 31, 2018

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

(Dollar amounts in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$45,887	$59,114
Interest bearing deposits with other banks	60,159	75,015
Total cash and cash equivalents	106,046	134,129
Securities - available for sale	192,916	250,603
Securities - equity investments	4,925	5,006
Securities - held to maturity, fair value of $8,111 and $7,527, respectively	8,614	8,557
Loans, net of allowance for loan and lease losses of $20,022 and $18,748, respectively	2,853,963	2,792,108
Assets held for sale	—	71,362
Federal Home Loan Bank stock, at cost	16,508	16,006
Premises and equipment, net	62,826	62,861
Other real estate owned, net	9,186	9,191
Goodwill	45,373	44,126
Intangible assets, net	18,550	19,652
Bank-owned life insurance	44,534	44,364
Deferred tax assets, net	8,849	8,959
Other assets	32,720	32,109
Total assets	$3,405,010	$3,499,033
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$548,991	$564,225
Interest bearing	1,984,507	2,057,123
Total deposits	2,533,498	2,621,348
Customer repurchase agreements	6,751	11,488
Federal Home Loan Bank advances	355,000	365,000
Subordinated notes	48,853	48,828
Junior subordinated debentures	38,734	38,623
Other liabilities	19,230	22,048
Total liabilities	3,002,066	3,107,335
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred Stock	9,658	9,658
Common stock, 20,824,509 and 20,820,445 shares outstanding, respectively	209	209
Additional paid-in-capital	265,406	264,855
Treasury stock, at cost	(1,853)	(1,784)
Retained earnings	131,234	119,356
Accumulated other comprehensive income (loss)	(1,710)	(596)
Total stockholders’ equity	402,944	391,698
Total liabilities and stockholders' equity	$3,405,010	$3,499,033

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest and dividend income:
Loans, including fees	$36,883	$25,185
Factored receivables, including fees	15,303	9,167
Securities	1,310	1,611
FHLB stock	105	42
Cash deposits	517	327
Total interest income	54,118	36,332
Interest expense:
Deposits	4,277	2,869
Subordinated notes	837	835
Junior subordinated debentures	597	465
Other borrowings	1,277	344
Total interest expense	6,988	4,513
Net interest income	47,130	31,819
Provision for loan losses	2,548	7,678
Net interest income after provision for loan losses	44,582	24,141
Noninterest income:
Service charges on deposits	1,145	980
Card income	1,244	827
Net OREO gains (losses) and valuation adjustments	(88)	11
Net gains (losses) on sale of securities	(272)	—
Fee income	800	583
Insurance commissions	714	590
Asset management fees	—	1,717
Gain on sale of subsidiary or division	1,071	20,860
Other	558	1,717
Total noninterest income	5,172	27,285
Noninterest expense:
Salaries and employee benefits	19,404	21,958
Occupancy, furniture and equipment	3,054	2,359
FDIC insurance and other regulatory assessments	199	226
Professional fees	1,640	1,968
Amortization of intangible assets	1,117	1,111
Advertising and promotion	1,029	938
Communications and technology	3,359	2,174
Other	4,240	4,103
Total noninterest expense	34,042	34,837
Net income before income tax	15,712	16,589
Income tax expense	3,644	6,116
Net income	12,068	10,473
Dividends on preferred stock	(190)	(192)
Net income available to common stockholders	$11,878	$10,281
Earnings per common share
Basic	$0.57	$0.57
Diluted	$0.56	$0.55

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$12,068	$10,473
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(1,708)	335
Reclassification of amount realized through sale of securities	272	—
Tax effect	322	(125)
Total other comprehensive income (loss)	(1,114)	210
Comprehensive income	$10,954	$10,683

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other	Total
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Stockholders'
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2017	$9,746	18,078,247	$182	$197,157	76,118	$(1,374)	$83,910	$(276)	$289,345
Issuance of restricted stock awards	—	5,174	—	—	—	—	—	—	—
Stock based compensation	—	—	—	702	—	—	—	—	702
Forfeiture of restricted stock awards	—	(251)	—	7	251	(7)	—	—	—
Purchase of treasury stock	—	(4,401)	—	—	4,401	(113)	—	—	(113)
Series A Preferred dividends	—	—	—	—	—	—	(90)	—	(90)
Series B Preferred dividends	—	—	—	—	—	—	(102)	—	(102)
Net income	—	—	—	—	—	—	10,473	—	10,473
Other comprehensive income	—	—	—	—	—	—	—	210	210
Balance, March 31, 2017	$9,746	18,078,769	$182	$197,866	80,770	$(1,494)	$94,191	$(66)	$300,425

Balance, January 1, 2018	$9,658	20,820,445	$209	$264,855	91,951	$(1,784)	$119,356	$(596)	$391,698
Issuance of restricted stock awards	—	5,492	—	—	—	—	—	—	—
Stock based compensation	—	—	—	486	—	—	—	—	486
Forfeiture of restricted stock awards	—	(1,574)	—	69	1,574	(69)	—	—	—
Stock options exercised	—	146	—	(4)	—	—	—	—	(4)
Series A Preferred dividends	—	—	—	—	—	—	(90)	—	(90)
Series B Preferred dividends	—	—	—	—	—	—	(100)	—	(100)
Net income	—	—	—	—	—	—	12,068	—	12,068
Other comprehensive income	—	—	—	—	—	—	—	(1,114)	(1,114)
Balance, March 31, 2018	$9,658	20,824,509	$209	$265,406	93,525	$(1,853)	$131,234	$(1,710)	$402,944

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$12,068	$10,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,216	958
Net accretion on loans and deposits	(1,977)	(1,080)
Amortization of subordinated notes issuance costs	25	23
Amortization of junior subordinated debentures	111	100
Net amortization on securities	331	644
Amortization of intangible assets	1,117	1,111
Deferred taxes	439	3,023
Provision for loan losses	2,548	7,678
Stock based compensation	486	702
Net (gains) losses on sale of securities	272	—
Net (gain) loss on loans transferred to loans held for sale	—	46
Net OREO (gains) losses and valuation adjustments	88	(11)
Gain on sale of subsidiary or division	(1,071)	(20,860)
Income from CLO warehouse investments	—	(964)
(Increase) decrease in other assets	(1,705)	509
Increase (decrease) in other liabilities	(4,498)	1,262
Net cash provided by (used in) operating activities	9,450	3,614
Cash flows from investing activities:
Purchases of securities available for sale	—	(4,817)
Proceeds from sales of securities available for sale	34,196	—
Proceeds from maturities, calls, and pay downs of securities available for sale	21,210	24,706
Proceeds from maturities, calls, and pay downs of securities held to maturity	185	4,109
Proceeds from sale of loans	—	1,919
Net change in loans	(62,509)	(7,947)
Purchases of premises and equipment, net	(1,181)	(405)
Net proceeds from sale of OREO	—	683
(Purchases) redemptions of FHLB stock, net	(502)	1,263
Proceeds from sale of subsidiary or division, net	73,849	10,269
Net cash provided by (used in) investing activities	65,248	29,780
Cash flows from financing activities:
Net increase (decrease) in deposits	(87,850)	8,503
Increase (decrease) in customer repurchase agreements	(4,737)	(22)
Increase (decrease) in Federal Home Loan Bank advances	(10,000)	(30,000)
Stock option exercises	(4)	—
Purchase of treasury stock	—	(113)
Dividends on preferred stock	(190)	(192)
Net cash provided by (used in) financing activities	(102,781)	(21,824)
Net increase (decrease) in cash and cash equivalents	(28,083)	11,570
Cash and cash equivalents at beginning of period	134,129	114,514
Cash and cash equivalents at end of period	$106,046	$126,084

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental cash flow information:
Interest paid	$7,562	$5,269
Income taxes paid (refunds received), net	$48	$(917)
Supplemental noncash disclosures:
Loans transferred to OREO	$83	$5,960
Premises transferred to OREO	$—	$273
Loans transferred to loans held for sale	$—	$1,965
Securities held to maturity purchased, not settled	$—	$3,260
Consideration received from sale of subsidiary	$—	$12,123

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

On March 16, 2018, the Company sold the assets of Triumph Healthcare Finance (“THF”) and exited its healthcare asset-based lending line of business. THF operated within the Company’s TBK Bank subsidiary. See Note 2 – Business Combinations and Divestitures for details of the THF sale and its impact on our consolidated financial statements.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company has three reportable segments consisting of Banking, Factoring, and Corporate. The Company’s Chief Executive Officer uses segment results to make operating and strategic decisions.

Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of OREO, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018 and resulted in separate classification of equity securities previously included in available for sale securities on the consolidated balance sheets with changes in the fair value of the equity securities captured in the consolidated statements of income. See Note 3 – Securities for disclosures related to equity securities. Adoption of the standard also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 10 – Fair Value Disclosures for further information regarding the valuation of these loans.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”) to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 was effective for the Company on January 1, 2018 and is to be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered business combinations.

Newly Issued, But Not Yet Effective Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU, however, the majority of the Company’s properties and equipment are owned, not leased. At March 31, 2018, the Company had contractual operating lease commitments of approximately $10,222,000, before considering renewal options that are generally present.

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

NOTE 2 – Business combinations AND DIVESTITURES

Triumph Healthcare Finance

On January 19, 2018, the Company entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit its healthcare asset-based lending line of business. At December 31, 2017, the carrying amount of the Disposal Group was transferred to assets held for sale. The sale closed on March 16, 2018.

A summary of the carrying amount of the assets in the Disposal Group and the gain on sale is as follows:

(Dollars in thousands)
Carrying amount of assets in the disposal group:
Loans	$70,147
Premises and equipment, net	19
Goodwill	1,457
Intangible assets, net	958
Other assets	197
Total carrying amount	72,778
Total consideration received	74,017
Gain on sale of division	1,239
Transaction costs	168
Gain on sale of division, net of transaction costs	$1,071

The Disposal Group was included in the Banking segment, and the loans in the Disposal Group were previously included in the commercial loan portfolio.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

	Initial Values	Measurement
	Recorded at	Period	Adjusted
(Dollars in thousands)	Acquisition Date	Adjustments	Values
Assets acquired:
Cash and cash equivalents	$38,473	$—	$38,473
Securities	97,687	—	97,687
Loans	171,199	—	171,199
FHLB stock	315	—	315
Premises and equipment	6,238	—	6,238
Other real estate owned	2,282	—	2,282
Intangible assets	6,072	—	6,072
Bank-owned life insurance	7,153	—	7,153
Other assets	1,882	—	1,882
	331,301	—	331,301
Liabilities assumed:
Deposits	293,398	—	293,398
Junior subordinated debentures	5,470	—	5,470
Other liabilities	2,881	1,680	4,561
	301,749	1,680	303,429
Fair value of net assets acquired	29,552	(1,680)	27,872
Consideration transferred	40,075	—	40,075
Goodwill	$10,523	$1,680	$12,203

The Company has recognized goodwill of $12,203,000, which included a measurement period adjustment for a post-retirement benefit obligation related to an acquired split-dollar bank-owned life insurance policy. Goodwill was calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in this acquisition resulted from expected synergies and expansion in the Colorado market. The goodwill will be deducted for tax purposes. The intangible assets recognized in the transaction will be amortized utilizing an accelerated method over their ten year estimated useful lives. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Expenses related to the acquisition, including professional fees and other transaction costs, totaling $1,251,000 were recorded in noninterest expense in the consolidated statements of income during the three months ended December 31, 2017.

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

Expenses related to the acquisition, including professional fees and other transaction costs, totaling $437,000 were recorded in noninterest expense in the consolidated statements of income during the three months ended December 31, 2017.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In addition, the Company is entitled to receive an annual earn-out payment representing 3% of TCA’s future annual gross revenue, with a total maximum earn-out amount of $2,500,000.  The revenue share earn-out is considered contingent consideration which the Company elected to record as an asset at its estimated fair value of $1,623,000 on the date of sale. The fair value of the revenue share asset was $1,737,000 at March 31, 2018.

The Company incurred pre-tax expenses related to the transaction, including professional fees and other direct transaction costs, totaling $400,000 which were netted against the gain on sale of subsidiary in the consolidated statements of income during the three months ended March 31, 2017.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - SECURITIES

Equity Securities

The Company held equity securities with fair values of $4,925,000 and $5,006,000 at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, the Company recognized an unrealized loss of $75,000 on the equity securities held at March 31, 2018, which was recorded in noninterest income in the consolidated statements of income. There were no sales of equity securities during the three months ended March 31, 2018.

Debt Securities

Debt securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of debt securities and their approximate fair values at March 31, 2018 and December 31, 2017 are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$99,885	$7	$(1,157)	$98,735
U.S. Treasury notes	1,944	—	(28)	1,916
Mortgage-backed securities, residential	31,965	227	(445)	31,747
Asset backed securities	11,292	46	(91)	11,247
State and municipal	36,806	7	(729)	36,084
Corporate bonds	9,744	38	(78)	9,704
SBA pooled securities	3,494	4	(15)	3,483
Total available for sale securities	$195,130	$329	$(2,543)	$192,916

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,614	$—	$(503)	$8,111

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$110,531	$76	$(717)	$109,890
U.S. Treasury notes	1,940	—	(6)	1,934
Mortgage-backed securities, residential	33,537	306	(180)	33,663
Asset backed securities	11,883	47	(85)	11,845
State and municipal	74,684	150	(443)	74,391
Corporate bonds	15,271	52	(3)	15,320
SBA pooled securities	3,535	27	(2)	3,560
Total available for sale securities	$251,381	$658	$(1,436)	$250,603

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,557	$—	$(1,030)	$7,527

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$13,901	$13,874	$—	$—
Due from one year to five years	103,224	101,922	—	—
Due from five years to ten years	18,622	18,198	—	—
Due after ten years	12,632	12,445	8,614	8,111
	148,379	146,439	8,614	8,111
Mortgage-backed securities, residential	31,965	31,747	—	—
Asset backed securities	11,292	11,247	—	—
SBA pooled securities	3,494	3,483	—	—
	$195,130	$192,916	$8,614	$8,111

Proceeds from sales of debt securities and the associated gross gains and losses for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Proceeds	$34,196	$—
Gross gains	$5	$—
Gross losses	$(277)	$—

Debt securities with a carrying amount of approximately $68,550,000 and $85,985,000 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

Information pertaining to debt securities with gross unrealized and unrecognized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2018	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$59,525	$(521)	$34,271	$(636)	$93,796	$(1,157)
U.S. Treasury notes	1,916	(28)	—	—	1,916	(28)
Mortgage-backed securities, residential	12,473	(202)	6,023	(243)	18,496	(445)
Asset backed securities	—	—	4,901	(91)	4,901	(91)
State and municipal	27,000	(541)	8,058	(188)	35,058	(729)
Corporate bonds	6,142	(76)	373	(2)	6,515	(78)
SBA pooled securities	2,563	(15)	—	—	2,563	(15)
	$109,619	$(1,383)	$53,626	$(1,160)	$163,245	$(2,543)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
March 31, 2018	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$1,701	$(152)	$6,410	$(351)	$8,111	$(503)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$47,605	$(166)	$40,053	$(551)	$87,658	$(717)
U.S. Treasury notes	1,934	(6)	—	—	1,934	(6)
Mortgage-backed securities, residential	10,349	(21)	6,200	(159)	16,549	(180)
Asset backed securities	4,898	(85)	—	—	4,898	(85)
State and municipal	32,257	(216)	12,138	(227)	44,395	(443)
Corporate bonds	4,073	(2)	149	(1)	4,222	(3)
SBA pooled securities	1,654	(2)	—	—	1,654	(2)
	$102,770	$(498)	$58,540	$(938)	$161,310	$(1,436)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$1,835	$(28)	$5,692	$(1,002)	$7,527	$(1,030)

Management evaluates debt securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2018, the Company had 162 debt securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2018, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the recorded investment and unpaid principal for loans at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$781,006	$788,458	$(7,452)	$745,893	$753,803	$(7,910)
Construction, land development, land	143,876	146,493	(2,617)	134,812	138,045	(3,233)
1-4 family residential properties	122,979	124,558	(1,579)	125,827	127,499	(1,672)
Farmland	184,064	187,585	(3,521)	180,141	184,006	(3,865)
Commercial	930,283	932,878	(2,595)	920,812	924,133	(3,321)
Factored receivables	397,145	398,911	(1,766)	374,410	376,046	(1,636)
Consumer	29,244	29,254	(10)	31,131	31,144	(13)
Mortgage warehouse	285,388	285,388	—	297,830	297,830	—
Total	2,873,985	$2,893,525	$(19,540)	2,810,856	$2,832,506	$(21,650)
Allowance for loan and lease losses	(20,022)			(18,748)
	$2,853,963			$2,792,108

The difference between the recorded investment and the unpaid principal is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $16,746,000 and $18,706,000 at March 31,

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2018 and December 31, 2017, respectively, and (2) net deferred origination and factoring fees totaling $2,794,000 and $2,944,000 at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the Company had $37,174,000 and $32,459,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $735,632,000 and $596,230,000 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the three months ended March 31, 2017, loans with carrying amounts of $1,965,000 were transferred to loans held for sale as the Company made the decision to sell the loans. These loans were subsequently sold resulting in proceeds of $1,919,000 and losses on sale of loans of $46,000, which were recorded as other noninterest income in the consolidated statements of income. There were no loans sold during the three months ended March 31, 2018 other than those included in the sale of THF. See Note 2 – Business Combinations and Divestitures for details of the THF sale and its impact on our consolidated financial statements.

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) during the three months ended March 31, 2018 and 2017 is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended March 31, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$3,435	$33	$—	$—	$3,468
Construction, land development, land	883	107	—	8	998
1-4 family residential properties	293	(48)	—	3	248
Farmland	310	308	—	—	618
Commercial	8,150	1,420	(439)	62	9,193
Factored receivables	4,597	469	(584)	11	4,493
Consumer	783	271	(443)	108	719
Mortgage warehouse	297	(12)	—	—	285
	$18,748	$2,548	$(1,466)	$192	$20,022

(Dollars in thousands)	Beginning				Ending
Three months ended March 31, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,813	$567	$(137)	$—	$2,243
Construction, land development, land	465	513	(419)	7	566
1-4 family residential properties	253	(70)	(28)	5	160
Farmland	170	44	—	—	214
Commercial	8,014	5,793	(2,852)	222	11,177
Factored receivables	4,088	519	(580)	37	4,064
Consumer	420	372	(299)	54	547
Mortgage warehouse	182	(60)	—	—	122
	$15,405	$7,678	$(4,315)	$325	$19,093

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
March 31, 2018	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$881	$770,376	$9,749	$781,006	$123	$3,345	$—	$3,468
Construction, land development, land	139	139,824	3,913	143,876	21	977	—	998
1-4 family residential properties	2,332	119,570	1,077	122,979	141	107	—	248
Farmland	4,154	179,803	107	184,064	200	418	—	618
Commercial	28,697	900,919	667	930,283	1,636	7,557	—	9,193
Factored receivables	3,742	393,403	—	397,145	484	4,009	—	4,493
Consumer	429	28,815	—	29,244	112	607	—	719
Mortgage warehouse	—	285,388	—	285,388	—	285	—	285
	$40,374	$2,818,098	$15,513	$2,873,985	$2,717	$17,305	$—	$20,022

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2017	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,013	$735,118	$9,762	$745,893	$123	$3,312	$—	$3,435
Construction, land development, land	136	130,732	3,944	134,812	—	883	—	883
1-4 family residential properties	2,638	122,093	1,096	125,827	152	141	—	293
Farmland	3,800	176,232	109	180,141	—	310	—	310
Commercial	26,616	893,509	687	920,812	1,409	6,741	—	8,150
Factored receivables	4,726	369,684	—	374,410	949	3,648	—	4,597
Consumer	384	30,747	—	31,131	80	703	—	783
Mortgage warehouse	—	297,830	—	297,830	—	297	—	297
	$39,313	$2,755,945	$15,598	$2,810,856	$2,713	$16,035	$—	$18,748

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from these tables.

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
March 31, 2018	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$157	$157	$123	$724	$741
Construction, land development, land	88	88	21	51	51
1-4 family residential properties	362	374	141	1,970	2,075
Farmland	1,114	1,100	200	3,040	3,342
Commercial	17,065	17,167	1,636	11,632	11,707
Factored receivables	3,742	3,742	484	—	—
Consumer	367	354	112	62	37
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$22,895	$22,982	$2,717	$17,479	$17,953

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2017	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$165	$165	$123	$848	$881
Construction, land development, land	—	—	—	136	136
1-4 family residential properties	237	235	152	2,401	2,519
Farmland	—	—	—	3,800	4,071
Commercial	9,194	9,191	1,409	17,422	17,605
Factored receivables	4,726	4,726	949	—	—
Consumer	271	267	80	113	115
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$14,593	$14,584	$2,713	$24,720	$25,327

The following table presents average impaired loans and interest recognized on impaired loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$947	$—	$1,090	$—
Construction, land development, land	137	—	389	—
1-4 family residential properties	2,485	2	1,180	1
Farmland	3,977	7	2,127	9
Commercial	27,657	490	29,096	122
Factored receivables	4,234	—	3,452	—
Consumer	406	1	103	—
Mortgage warehouse	—	—	—	—
PCI	—	—	1,613	—
	$39,843	$500	$39,050	$132

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans at March 31, 2018 and December 31, 2017:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
March 31, 2018	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$5,925	$—	$881	$6,806
Construction, land development, land	—	—	139	139
1-4 family residential properties	1,260	—	2,255	3,515
Farmland	1,161	—	3,385	4,546
Commercial	6,300	—	25,172	31,472
Factored receivables	17,823	1,468	—	19,291
Consumer	615	—	404	1,019
Mortgage warehouse	165	—	—	165
PCI	—	—	2,335	2,335
	$33,249	$1,468	$34,571	$69,288

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2017	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$1,374	$—	$1,012	$2,386
Construction, land development, land	—	—	136	136
1-4 family residential properties	1,378	62	2,625	4,065
Farmland	250	109	3,412	3,771
Commercial	6,630	39	22,247	28,916
Factored receivables	20,858	1,454	—	22,312
Consumer	947	—	384	1,331
Mortgage warehouse	165	—	—	165
PCI	72	—	2,333	2,405
	$31,674	$1,664	$32,149	$65,487

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Nonaccrual loans(1)	$34,571	$32,149
Factored receivables greater than 90 days past due	1,468	1,454
Troubled debt restructurings accruing interest	4,396	5,128
	$40,435	$38,731
(1)	Includes troubled debt restructurings of $7,648,000 and $14,009,000 at March 31, 2018 and December 31, 2017, respectively.

Credit Quality Information

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including: current collateral and financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk on a regular basis. Large groups of smaller balance homogeneous loans, such as consumer loans, are analyzed primarily based on payment status. The Company uses the following definitions for risk ratings:

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

As of March 31, 2018 and December 31, 2017, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
March 31, 2018	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$766,811	$4,446	$—	$9,749	$781,006
Construction, land development, land	139,824	139	—	3,913	143,876
1-4 family residential	119,505	2,397	—	1,077	122,979
Farmland	178,052	5,905	—	107	184,064
Commercial	887,738	41,878	—	667	930,283
Factored receivables	393,959	2,477	709	—	397,145
Consumer	28,841	403	—	—	29,244
Mortgage warehouse	285,388	—	—	—	285,388
	$2,800,118	$57,645	$709	$15,513	$2,873,985

(Dollars in thousands)
December 31, 2017	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$732,175	$3,956	$—	$9,762	$745,893
Construction, land development, land	130,732	136	—	3,944	134,812
1-4 family residential	122,044	2,687	—	1,096	125,827
Farmland	171,017	9,015	—	109	180,141
Commercial	878,957	41,168	—	687	920,812
Factored receivables	370,839	2,325	1,246	—	374,410
Consumer	30,739	392	—	—	31,131
Mortgage warehouse	297,830	—	—	—	297,830
	$2,734,333	$59,679	$1,246	$15,598	$2,810,856

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $12,044,000 and $19,137,000 as of March 31, 2018 and December 31, 2017, respectively. The Company had allocated specific allowances for these loans of $574,000 and $535,000 at March 31, 2018 and December 31, 2017, respectively, and had not committed to lend additional amounts. Troubled debt restructurings are the result of extending amortization periods, reducing contractual interest rates, or a combination thereof. The Company did not grant principal reductions on any restructured loans.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2018 and 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
March 31, 2018	Loans	Investment	Investment
Commercial	2	$75	$75
1-4 family residential properties	3	$110	$110
	5	$185	$185

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
March 31, 2017	Loans	Investment	Investment
Commercial	4	$186	$186

During the three months ended March 31, 2018, the Company had one loan modified as a troubled debt restructuring with a recorded investment of $156,000 for which there was a payment default within twelve months following the modification. During the three months ended March 31, 2017, the Company had three loans modified as troubled debt restructurings with a recorded investment of $2,987,000 for which there were payment defaults within twelve months following the modification. The full recorded investment in one of these loans of $2,702,000 was charged off during the period. Default is determined at 90 or more days past due.

Residential Real Estate Loans In Process of Foreclosure

At March 31, 2018, the Company had $316,000 in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at March 31, 2018 and December 31, 2017, are as follows:

	March 31,	December 31,
	2018	2017
Contractually required principal and interest:
Real estate loans	$16,150	$16,360
Commercial loans	3,353	3,501
Outstanding contractually required principal and interest	$19,503	$19,861
Gross carrying amount included in loans receivable	$15,513	$15,598

The changes in accretable yield during the three months ended March 31, 2018 and 2017 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended March 31,
	2018	2017
Accretable yield, beginning balance	$2,793	$4,261
Additions	—	—
Accretion	(384)	(472)
Reclassification from nonaccretable to accretable yield	33	83
Disposals	—	(440)
Accretable yield, ending balance	$2,442	$3,432

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Goodwill	$45,373	$44,126

	March 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$29,511	$(12,397)	$17,114	$29,511	$(11,335)	$18,176
Other intangible assets	1,779	(343)	1,436	1,764	(288)	1,476
	$31,290	$(12,740)	$18,550	$31,275	$(11,623)	$19,652

The changes in goodwill and intangible assets during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Beginning balance	$63,778	$46,531
Acquired goodwill, measurement period adjustment	1,680	—
Acquired intangibles	15	152
Divestiture	(433)	(1,339)
Amortization of intangibles	(1,117)	(1,111)
Ending balance	$63,923	$44,233

NOTE 6 – Variable Interest Entities

Collateralized Loan Obligation Funds – Closed

The Company, through its subsidiary Triumph Capital Advisors, acted as the asset manager or provided certain middle and back office staffing and services to the asset manager of various CLO funds. TCA earned asset management fees in accordance with the terms of its asset management or staffing and services agreements associated with the CLO funds. TCA earned asset management fees totaling $1,717,000 for the three months ended March 31, 2017. On March 31, 2017 the Company sold its membership interests in TCA as discussed in Note 2 – Business Combinations and Divestitures.  As a result of the TCA sale, as of March 31, 2017 the Company no longer acted as asset manager or staffing and services provider for any CLO funds.

The Company holds investments in the subordinated notes of the following closed CLO funds:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $8,614,000 and $8,557,000 at March 31, 2018 and December 31, 2017, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

The Company performed a consolidation analysis to confirm whether the Company was required to consolidate the assets, liabilities, equity or operations of the closed CLO funds in its financial statements. The Company concluded that the closed CLO funds were variable interest entities and that the Company holds variable interests in the entities in the form of its investments in the subordinated

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Collateralized Loan Obligation Funds – Warehouse Phase

From time to time, the Company may invest in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse phases. The Company’s investments in these CLO funds are repaid when the CLO funds’ warehouse phases are closed and the CLO offerings are issued. The Company’s maximum exposure to loss as a result of its involvement with these CLO funds is limited to the carrying amount of its investments in the subordinated debt of the CLO funds. The Company did not hold any investments in the subordinated debt of CLO funds during their warehouse phase at December 31, 2017 or during the three months ended March 31, 2018. Income from the Company’s investments in CLO warehouse entities totaled $964,000 during the three months ended March 31, 2017, which is included in other noninterest income within the Company’s consolidated statements of income.

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

NOTE 7 - Deposits

Deposits at March 31, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Noninterest bearing demand	$548,991	$564,225
Interest bearing demand	392,947	403,244
Individual retirement accounts	105,558	108,505
Money market	283,354	283,969
Savings	244,103	235,296
Certificates of deposit	783,651	837,384
Brokered deposits	174,894	188,725
Total Deposits	$2,533,498	$2,621,348

At March 31, 2018, scheduled maturities of certificates of deposit, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	March 31, 2018
Within one year	$789,585
After one but within two years	180,772
After two but within three years	43,229
After three but within four years	31,137
After four but within five years	19,380
After five years	—
Total	$1,064,103

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $144,874,000 and $158,197,000 at March 31, 2018 and December 31, 2017, respectively.

NOTE 8 - Legal Contingencies

Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management, do not have a material effect on the Company’s consolidated financial statements.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$117,111	$247,753	$133,634	$242,236
Standby letters of credit	2,486	8,180	1,998	8,169
Mortgage warehouse commitments	28,530	293,325	9,411	230,221

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

The Company funds an allowance for loan and lease losses on off-balance sheet lending-related commitments through a charge to other noninterest expense on the Company’s consolidated statements of income. At March 31, 2018 and December 31, 2017, the allowance for loan and lease losses on off-balance sheet lending-related commitments totaled $369,000 and $501,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

In addition to the commitments above, the Company had overdraft protection available in the amounts of $2,417,000 and $2,397,000 at March 31, 2018 and December 31, 2017, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 15 of the Company’s 2017 Form 10-K, except for the valuation of loans held for investment which was impact by the adoption of ASU 2016-01. In accordance with ASU 2016-01, the fair value of loans held for investment, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. Loans are considered a Level 3 classification.

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2018	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$98,735	$—	$98,735
U.S. Treasury notes	—	1,916	—	1,916
Mortgage-backed securities, residential	—	31,747	—	31,747
Asset backed securities	—	11,247	—	11,247
State and municipal	—	36,084	—	36,084
Corporate bonds	—	9,704	—	9,704
SBA pooled securities	—	3,483	—	3,483
	$—	$192,916	$—	$192,916
Equity securities
Mutual fund	$4,925	$—	$—	$4,925

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$109,890	$—	$109,890
U.S. Treasury notes	—	$1,934	—	1,934
Mortgage-backed securities, residential	—	33,663	—	33,663
Asset backed securities	—	11,845	—	11,845
State and municipal	—	74,391	—	74,391
Corporate bonds	—	15,320	—	15,320
SBA pooled securities	—	3,560	—	3,560
	$—	$250,603	$—	$250,603
Equity securities
Mutual fund	$5,006	$—	$—	$5,006

There were no transfers between levels during 2018 or 2017.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$34	$34
Construction, land development, land	—	—	67	67
1-4 family residential properties	—	—	221	221
Farmland	—	—	914	914
Commercial	—	—	15,429	15,429
Factored receivables	—	—	3,258	3,258
Consumer	—	—	255	255
Other real estate owned (1)
Commercial	—	—	5,582	5,582
	$—	$—	$25,760	$25,760

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$42	$42
1-4 family residential properties	—	—	85	85
Commercial	—	—	7,785	7,785
Factored receivables	—	—	3,777	3,777
Consumer	—	—	191	191
Other real estate owned (1)
Commercial	—	—	138	138
Construction, land development, land	—	—	202	202
	$—	$—	$12,220	$12,220

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2018 and December 31, 2017 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
March 31, 2018	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$106,046	$106,046	$—	$—	$106,046
Securities - held to maturity	8,614	—	—	8,111	8,111
Loans not previously presented, gross	2,851,090	—	—	2,838,892	2,838,892
FHLB stock	16,508	N/A	N/A	N/A	N/A
Accrued interest receivable	14,036	14,036	—	—	14,036

Financial liabilities:
Deposits	2,533,498	—	2,526,007	—	2,526,007
Customer repurchase agreements	6,751	—	6,751	—	6,751
Federal Home Loan Bank advances	355,000	—	355,000	—	355,000
Subordinated notes	48,853	—	50,980	—	50,980
Junior subordinated debentures	38,734	—	40,638	—	40,638
Accrued interest payable	2,613	2,613	—	—	2,613

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2017	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$134,129	$134,129	$—	$—	$134,129
Securities - held to maturity	8,557	—	—	7,527	7,527
Loans not previously presented, net	2,780,228	—	—	2,800,362	2,800,362
Loans included in assets held for sale, net	68,668	—	—	69,268	69,268
FHLB stock	16,006	N/A	N/A	N/A	N/A
Accrued interest receivable	15,517	15,517	—	—	15,517

Financial liabilities:
Deposits	2,621,348	—	2,616,034	—	2,616,034
Customer repurchase agreements	11,488	—	11,488	—	11,488
Federal Home Loan Bank advances	365,000	—	365,000	—	365,000
Subordinated notes	48,828	—	52,310	—	52,310
Junior subordinated debentures	38,623	—	41,563	—	41,563
Accrued interest payable	3,323	3,323	—	—	3,323

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2018 and December 31, 2017, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2018 and December 31, 2017, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2018 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company and TBK Bank as of March 31, 2018 and December 31, 2017 are presented in the following table.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$444,789	13.7%	$260,439	8.0%	N/A	N/A
TBK Bank, SSB	$372,889	11.9%	$250,546	8.0%	$313,183	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$375,545	11.5%	$195,330	6.0%	N/A	N/A
TBK Bank, SSB	$352,600	11.3%	$187,910	6.0%	$250,546	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$327,153	10.0%	$146,497	4.5%	N/A	N/A
TBK Bank, SSB	$352,600	11.3%	$140,932	4.5%	$203,569	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$375,545	12.1%	$124,559	4.0%	N/A	N/A
TBK Bank, SSB	$352,600	10.6%	$132,470	4.0%	$165,588	5.0%

As of December 31, 2017
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$436,036	13.2%	$264,026	8.0%	N/A	N/A
TBK Bank, SSB	$361,068	11.4%	$254,139	8.0%	$317,674	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$367,958	11.1%	$198,019	6.0%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$190,603	6.0%	$254,137	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$320,265	9.7%	$148,514	4.5%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$142,952	4.5%	$206,486	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$367,958	11.8%	$124,754	4.0%	N/A	N/A
TBK Bank, SSB	$341,910	11.1%	$123,088	4.0%	$153,860	5.0%
Dividends paid by banks are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

Beginning in January 2016, the implementation of the capital conservation buffer set forth by the Basel III regulatory capital framework was effective for the company starting at 0.625% of risk weighed assets above the minimum risk based capital ratio requirements and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer was 1.875% and 1.25% at March 31, 2018 and December 31, 2017, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At March 31, 2018 and December 31, 2017, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

Common Stock

	Common Stock
	March 31, 2018	December 31, 2017
Shares authorized	50,000,000	50,000,000
Shares issued	20,918,034	20,912,396
Treasury shares	(93,525)	(91,951)
Shares outstanding	20,824,509	20,820,445
Par value per share	$0.01	$0.01

Preferred Stock

	Preferred Stock
	Series A		Series B
(Dollars in thousands, except per share amounts)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Shares authorized	50,000	50,000	115,000	115,000
Shares issued	45,500	45,500	51,076	51,076
Shares outstanding	45,500	45,500	51,076	51,076
Par value per share	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Liquidation preference amount	$4,550	$4,550	$5,108	$5,108
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	N/A	N/A
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $486,000 and $702,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the three months ended March 31, 2018 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2018	102,776	$18.68
Granted	5,492	38.50
Vested	(5,492)	38.50
Forfeited	(1,574)	20.61
Nonvested at March 31, 2018	101,202	$18.65

RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for RSAs granted under the Omnibus Incentive Program will be recognized over the vesting period of the awards based on the fair value of the

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock at the issue date. As of March 31, 2018, there was $572,000 of unrecognized compensation cost related to nonvested RSAs granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.74 years.

Stock Options

A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan as of and for the three months ended March 31, 2018 were as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2018	185,328	$18.97
Granted	—	—
Exercised	(374)	15.87
Forfeited or expired	(3,186)	18.98
Outstanding at March 31, 2018	181,768	$18.98	8.32	$4,039

Fully vested shares and shares expected to vest at March 31, 2018	181,768	$18.98	8.32	$4,039

Shares exercisable at March 31, 2018	31,368	$15.87	8.01	$795

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Aggregate intrinsic value of options exercised	$10	$—
Cash received from option exercises	$—	$—
Tax benefit realized from option exercises	$2	$—
Weighted average fair value of options granted	$—	$—

Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms. Contractual terms of exercisable options may be shortened due to termination of a participant’s employment. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Expected volatilities are determined based on a blend of the Company’s historical volatility and historical volatilities of a peer group of companies with a similar size, industry, stage of life cycle, and capital structure. The expected term of options granted is determined based on the SEC simplified method, which calculates the expected term as the mid-point between the weighted average time to vesting and the contractual term. The risk-free interest rate for the expected term of options is derived from the Treasury constant maturity yield curve on the valuation date.

As of March 31, 2018, there was $387,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.62 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Basic
Net income to common stockholders	$11,878	$10,281
Weighted average common shares outstanding	20,721,363	17,955,144
Basic earnings per common share	$0.57	$0.57
Diluted
Net income to common stockholders	$11,878	$10,281
Dilutive effect of preferred stock	190	192
Net income to common stockholders - diluted	$12,068	$10,473
Weighted average common shares outstanding	20,721,363	17,955,144
Add: Dilutive effects of restricted stock	85,045	87,094
Add: Dilutive effects of assumed exercises of stock warrants	—	145,896
Add: Dilutive effects of assumed exercises of stock options	83,872	47,873
Add: Dilutive effects of assumed conversion of Preferred A	315,773	315,773
Add: Dilutive effects of assumed conversion of Preferred B	354,471	360,578
Average shares and dilutive potential common shares	21,560,524	18,912,358
Diluted earnings per common share	$0.56	$0.55

There were no antidilutive shares for the three months ended March 31, 2018 and 2017.

NOTE 15 – BUSINESS SEGMENT INFORMATION

The following table presents the Company’s operating segments. The accounting policies of the segments are substantially similar to those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2017 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s allowance for loan loss determination. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC. General factoring services not originated through TBC are included in the Banking segment. On March 31, 2017, the Company sold its 100% membership interest in Triumph Capital Advisors, LLC (“TCA”) and discontinued fee based asset management services. TCA operations were not material during the year ended December 31, 2017 and are reflected in the Corporate segment, along with the gain on sale of the Company’s membership interest in TCA.

(Dollars in thousands)
Three Months Ended March 31, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$38,905	$14,780	$433	$54,118
Intersegment interest allocations	2,932	(2,932)	—	—
Total interest expense	5,554	—	1,434	6,988
Net interest income (expense)	36,283	11,848	(1,001)	47,130
Provision for loan losses	2,144	393	11	2,548
Net interest income after provision	34,139	11,455	(1,012)	44,582
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	3,588	590	(77)	4,101
Noninterest expense	26,538	6,854	650	34,042
Operating income (loss)	$12,260	$5,191	$(1,739)	$15,712

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)
Three Months Ended March 31, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$27,499	$8,705	$128	$36,332
Intersegment interest allocations	1,289	(1,289)	—	—
Total interest expense	3,214	—	1,299	4,513
Net interest income (expense)	25,574	7,416	(1,171)	31,819
Provision for loan losses	7,021	582	75	7,678
Net interest income after provision	18,553	6,834	(1,246)	24,141
Gain on sale of subsidiary or division	—	—	20,860	20,860
Other noninterest income	3,531	670	2,224	6,425
Noninterest expense	21,969	5,595	7,273	34,837
Operating income (loss)	$115	$1,909	$14,565	$16,589

(Dollars in thousands)
March 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,346,394	$386,610	$514,144	$(842,138)	$3,405,010
Gross loans	$2,766,383	$372,771	$11,582	$(276,751)	$2,873,985

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$504,656	$(810,867)	$3,499,033
Gross loans	$2,784,147	$346,293	$11,936	$(331,520)	$2,810,856

NOTE 16 – SUBSEQUENT EVENTS

On April 9, 2018 the Company entered into agreements to acquire (i) First Bancorp of Durango, Inc. and its community banking subsidiaries, First National Bank of Durango and Bank of New Mexico and (ii) Southern Colorado Corp. and its community banking subsidiary, Citizens Bank of Pagosa Springs. At December 31, 2017, First Bancorp of Durango, Inc. had $646,000,000 in assets, including $271,000,000 in loans, and $574,000,000 in deposits, and Southern Colorado Corp. had $88,000,000 in assets, including $37,000,000 in loans, and $79,000,000 in deposits.

On April 9, 2018 the Company entered into an agreement to acquire the transportation factoring assets of Interstate Capital Corporation. At December 31, 2017, Interstate Capital Corporation had $112,000,000 in gross factored receivables.

On April 12, 2018 the Company completed a public offering of 5,405,000 shares of the Company’s common stock, including 705,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at $37.50 per share for total gross proceeds of $202,688,000. Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $192,100,000.

item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.

Company Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset based lending, equipment lending and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of March 31, 2018, we had consolidated total assets of $3.405 billion, total loans held for investment of $2.874 billion, total deposits of $2.533 billion and total stockholders’ equity of $402.9 million.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. As a result, we have determined our reportable segments are Banking, Factoring, and Corporate. For the three months ended March 31, 2018, our Banking segment generated 73% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 26% of our total revenue, and our Corporate segment generated 1% of our total revenue. On March 31, 2017, we sold our 100% membership interest in Triumph Capital Advisors, LLC (“TCA”) and discontinued fee based asset management services. TCA operations were not material during the year ended December 31, 2017 and are reflected in our Corporate segment, along with the gain on sale of our membership interest in TCA.

First Quarter 2018 Overview

Net income available to common stockholders for the three months ended March 31, 2018 was $11.9 million, or $0.56 per diluted share, compared to net income available to common stockholders for the three months ended March 31, 2017 of $10.3 million, or $0.55 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $11.1 million, or $0.52 per diluted share, for the three months ended March 31, 2018 and $0.3 million, or $0.02 per diluted share, for the three months ended March 31, 2017.  For the three months ended March 31, 2018, our return on average common equity was 12.30% and our return on average assets was 1.43%.

At March 31, 2018, we had total assets of $3.405 billion, including gross loans held for sale of $2.874 billion, compared to $3.499 billion of total assets and $2.811 billion of gross loans held for sale at December 31, 2017. Organic loan growth totaled $63.1 million, or 2.2%, during the three months ended March 31, 2018. Our commercial finance product lines increased to $936.5 million in aggregate as of March 31, 2018, from $897.5 million as of December 31, 2017, an increase of 4%, and constitute 33% of our total loan portfolio at March 31, 2018.

At March 31, 2018, we had total liabilities of $3.002 billion, including total deposits of $2.533 billion, compared to $3.107 billion of total liabilities and $2.621 billion of total deposits at December 31, 2017. Deposits decreased $87.9 million during the three months ended March 31, 2018.

At March 31, 2018, we had total stockholders' equity of $402.9 million. During the three months ended March 31, 2018, total stockholders’ equity increased $11.2 million, primarily due to our net income for the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 11.54% and 13.66%, respectively, at March 31, 2018.

Triumph Healthcare Finance

On January 19, 2018, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit the healthcare asset-based lending line of business. The decision to sell THF was made prior to the end of the fourth quarter, and at December 31, 2017, the fair value of the Disposal Group exceeded its carrying amount. As a result of this decision, the $71.4 million carrying amount of the Disposal Group was transferred to assets held for sale as of December 31, 2017. The sale was finalized on March 16, 2018 and resulted in a net pre-tax contribution to earnings for the three months ended March 31, 2018 of $1.1 million, or approximately $0.8 million net of tax.

For further information, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

First Bancorp of Durango, Inc. and Southern Colorado Corp.

On April 9, 2018 we entered into agreements to acquire First Bancorp of Durango, Inc. and Southern Colorado Corp. At December 31, 2017, First Bancorp of Durango, Inc. and Southern Colorado Corp. had a combined $734 million in assets, including $308 million in loans, and $653 million in deposits.

Interstate Capital Corporation

On April 9, 2018 we entered into an agreement to acquire the transportation factoring assets of Interstate Capital Corporation. At December 31, 2017, Interstate Capital Corporation had $112 million in gross factored receivables.

Common Stock Offerings

On April 12, 2018, we completed an underwritten common stock offering issuing 5.4 million shares of our common stock, including 0.7 million shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at $37.50 per share for total gross proceeds of $202.7 million. Net proceeds after underwriting discounts and offering expenses were approximately $192.1 million. We intend to use a significant portion of the net proceeds of this offering to fund the consideration payable in the pending acquisitions of First Bancorp of Durango, Inc., Southern Colorado Corp., and Interstate Capital Corporation, as well as, for general corporate purposes.

On August 1, 2017, we completed an underwritten common stock offering issuing 2.53 million shares of our common stock, including 0.33 million shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at $27.50 per share for total gross proceeds of $69.6 million. Net proceeds after underwriting discounts and offering expenses were $65.5 million. We used a significant portion of the net proceeds of the offering to fund the acquisition of Valley Bancorp, Inc. and for general corporate purposes.

Valley Bancorp, Inc.

Effective December 9, 2017, we acquired Valley Bancorp, Inc. (“Valley”) and its community banking subsidiary, Valley Bank & Trust, which was merged into TBK Bank upon closing, in an all-cash transaction for $40.1 million. As part of the Valley acquisition, we acquired $171.2 million of loans, assumed $293.4 million of deposits associated with Valley and recorded $6.1 million of core deposit intangible assets and $10.5 million of goodwill.

For further information, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Independent Bank – Colorado Branches

On October 6, 2017, we, through our subsidiary TBK Bank, completed our acquisition of nine branch locations in Colorado from Independent Bank Group, Inc.’s banking subsidiary Independent Bank (the “Acquired Branches”) for an aggregate deposit premium of approximately $6.8 million or 4.2%. As part of the acquisition, we acquired $95.8 million of loans, assumed $160.7 million of deposits associated with the branches and recorded $3.3 million of core deposit intangible assets and $5.8 million of goodwill.

For further information, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Triumph Capital Advisors

On March 31, 2017, we sold our 100% membership interest in Triumph Capital Advisors, LLC (“TCA”). The TCA sale resulted in a net pre-tax contribution to earnings for the three months ended March 31, 2017 of $15.7 million, or approximately $10.0 million net of tax. Consideration received included a seller financed loan receivable in the amount of $10.5 million.

For further information, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Commercial Finance Product Lines

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector, and our asset based lending, equipment finance, and premium finance products. Our aggregate outstanding balances for these products increased $39.0 million, or 4.3%, to $936.5 million as of March 31, 2018. These increases were driven by organic growth.

The following table sets forth our commercial finance product lines:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Commercial finance
Equipment	$260,502	$254,119
Asset based lending (general)	230,314	213,471
Premium finance	48,561	55,520
Factored receivables	397,145	374,410
Total commercial finance loans	$936,522	$897,520

Financial Highlights

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Income Statement Data:
Interest income	$54,118	$36,332
Interest expense	6,988	4,513
Net interest income	47,130	31,819
Provision for loan losses	2,548	7,678
Net interest income after provision	44,582	24,141
Gain on sale of subsidiary or division	1,071	20,860
Other noninterest income	4,101	6,425
Noninterest income	5,172	27,285
Noninterest expense	34,042	34,837
Net income before income taxes	15,712	16,589
Income tax expense	3,644	6,116
Net income	12,068	10,473
Dividends on preferred stock	(190)	(192)
Net income available to common stockholders	$11,878	$10,281

Per Share Data:
Basic earnings per common share	$0.57	$0.57
Diluted earnings per common share	$0.56	$0.55
Weighted average shares outstanding - basic	20,721,363	17,955,144
Weighted average shares outstanding - diluted	21,560,524	18,912,358

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.52	$0.02
Adjusted weighted average shares outstanding - diluted	21,560,524	18,236,005

Performance ratios - Annualized:
Return on average assets	1.43%	1.62%
Return on average total equity	12.20%	14.44%
Return on average common equity	12.30%	14.66%
Return on average tangible common equity (1)	14.75%	17.49%
Yield on loans	7.65%	7.15%
Adjusted yield on loans (1)	7.36%	6.93%
Cost of interest bearing deposits	0.86%	0.71%
Cost of total deposits	0.68%	0.58%
Cost of total funds	0.95%	0.79%
Net interest margin	6.06%	5.37%
Adjusted net interest margin (1)	5.81%	5.19%
Efficiency ratio	65.09%	58.94%
Adjusted efficiency ratio (1)	66.45%	77.65%
Net noninterest expense to average assets	3.43%	1.17%
Adjusted net noninterest expense to average assets (1)	3.56%	3.60%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2018	2017
Balance Sheet Data:
Total assets	$3,405,010	$3,499,033
Cash and cash equivalents	106,046	134,129
Investment securities	206,455	264,166
Loans held for investment, net	2,853,963	2,792,108
Total liabilities	3,002,066	3,107,335
Noninterest bearing deposits	548,991	564,225
Interest bearing deposits	1,984,507	2,057,123
FHLB advances	355,000	365,000
Subordinated notes	48,853	48,828
Junior subordinated debentures	38,734	38,623
Total stockholders’ equity	402,944	391,698
Preferred stockholders' equity	9,658	9,658
Common stockholders' equity	393,286	382,040

Per Share Data:
Book value per share	$18.89	$18.35
Tangible book value per share (1)	$15.82	$15.29
Shares outstanding end of period	20,824,509	20,820,445

Asset Quality ratios(2):
Past due to total loans	2.41%	2.33%
Nonperforming loans to total loans	1.41%	1.38%
Nonperforming assets to total assets	1.47%	1.39%
ALLL to nonperforming loans	49.52%	48.41%
ALLL to total loans	0.70%	0.67%
Net charge-offs to average loans(3)	0.05%	0.28%

Capital ratios:
Tier 1 capital to average assets	12.06%	11.80%
Tier 1 capital to risk-weighted assets	11.54%	11.15%
Common equity Tier 1 capital to risk-weighted assets	10.05%	9.70%
Total capital to risk weighted assets	13.66%	13.21%
Total stockholders' equity to total assets	11.83%	11.19%
Tangible common stockholders' equity ratio (1)	9.86%	9.26%

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

(2)	Asset quality ratios exclude loans held for sale.
(3)	Net charge-offs to average loans ratios are for the three months ended March 31, 2018 and the year ended December 31, 2017.

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

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Net income available to common stockholders	$11,878	$10,281
Gain on sale of subsidiary or division	(1,071)	(20,860)
Incremental bonus related to transaction	—	4,814
Indirect transaction costs	—	325
Tax effect of adjustments	248	5,754
Adjusted net income available to common stockholders	$11,055	$314
Dilutive effect of convertible preferred stock	190	—
Adjusted net income available to common stockholders - diluted	$11,245	$314

Weighted average shares outstanding - diluted	21,560,524	18,912,358
Adjusted effects of assumed preferred stock conversion	—	(676,353)
Adjusted weighted average shares outstanding - diluted	21,560,524	18,236,005
Adjusted diluted earnings per common share	$0.52	$0.02

Net income available to common stockholders	$11,878	$10,281
Average tangible common equity	326,614	238,405
Return on average tangible common equity	14.75%	17.49%

Adjusted efficiency ratio:
Net interest income	$47,130	$31,819
Noninterest income	5,172	27,285
Operating revenue	52,302	59,104
Gain on sale of subsidiary or division	(1,071)	(20,860)
Adjusted operating revenue	$51,231	$38,244

Total noninterest expense	$34,042	$34,837
Incremental bonus related to transaction	—	(4,814)
Indirect transaction costs	—	(325)
Adjusted noninterest expense	$34,042	$29,698
Adjusted efficiency ratio	66.45%	77.65%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$34,042	$34,837
Incremental bonus related to transaction	—	(4,814)
Indirect transaction costs	—	(325)
Adjusted noninterest expense	34,042	29,698

Total noninterest income	5,172	27,285
Gain on sale of subsidiary or division	(1,071)	(20,860)
Adjusted noninterest income	4,101	6,425
Adjusted net noninterest expenses	$29,941	$23,273
Average Total Assets	$3,410,883	$2,619,282
Adjusted net noninterest expense to average assets ratio	3.56%	3.60%

Reported yield on loans	7.65%	7.15%
Effect of accretion income on acquired loans	(0.29%)	(0.22%)
Adjusted yield on loans	7.36%	6.93%

Reported net interest margin	6.06%	5.37%
Effect of accretion income on acquired loans	(0.25%)	(0.18%)
Adjusted net interest margin	5.81%	5.19%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2018	2017
Total stockholders' equity	$402,944	$391,698
Preferred stock liquidation preference	(9,658)	(9,658)
Total common stockholders' equity	393,286	382,040
Goodwill and other intangibles	(63,923)	(63,778)
Tangible common stockholders' equity	$329,363	$318,262
Common shares outstanding	20,824,509	20,820,445
Tangible book value per share	$15.82	$15.29

Total assets at end of period	$3,405,010	$3,499,033
Goodwill and other intangibles	(63,923)	(63,778)
Adjusted total assets at period end	$3,341,087	$3,435,255
Tangible common stockholders' equity ratio	9.86%	9.26%

Results of Operations

Net Income

Three months ended March 31, 2018 compared with three months ended March 31, 2017. We earned net income of $12.1 million for the three months ended March 31, 2018 compared to $10.5 million for the three months ended March 31, 2017, an increase of $1.6 million.

As discussed in the First Quarter 2018 Overview above, the results for the three months ended March 31, 2018 were impacted by our sale of THF, which resulted in a pre-tax gain on sale in the amount of $1.1 million included in noninterest income. The results for the three months ended March 31, 2017 were impacted by our sale of TCA, which resulted in a pre-tax gain on sale in the amount of $20.9 million included in noninterest income, offset by an additional $4.8 million bonus accrual and approximately $0.3 million of other indirect transaction related costs recorded in connection with the TCA sale and reported as noninterest expense.

Excluding the impact of the THF and TCA sale transactions, we earned adjusted net income of $11.1 million for the three months ended March 31, 2018 compared to $0.3 million for the three months ended March 31, 2017, an increase of $10.8 million.  The adjusted increase was primarily the result of a $15.3 million increase in net interest income and a $5.1 million decrease in the provision for loan losses, offset in part by a $2.3 million decrease in adjusted noninterest income, a $4.3 million increase in adjusted noninterest expense, and a $3.1 million increase in adjusted income tax expense.

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

Three months ended March 31, 2018 compared with three months ended March 31, 2017. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended March 31,
	2018			2017
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$131,723	$517	1.59%	$153,621	$327	0.86%
Taxable securities	179,395	1,057	2.39%	266,591	1,527	2.32%
Tax-exempt securities	59,029	253	1.74%	26,190	84	1.30%
FHLB stock	16,311	105	2.61%	8,536	42	2.00%
Loans (1)	2,766,859	52,186	7.65%	1,947,483	34,352	7.15%
Total interest earning assets	3,153,317	54,118	6.96%	2,402,421	36,332	6.13%
Noninterest earning assets:
Cash and cash equivalents	59,496			39,448
Other noninterest earning assets	198,070			177,413
Total assets	$3,410,883			$2,619,282
Interest bearing liabilities:
Deposits:
Interest bearing demand	$390,001	$188	0.20%	$325,589	$111	0.14%
Individual retirement accounts	106,893	310	1.18%	101,484	291	1.16%
Money market	282,697	377	0.54%	209,216	118	0.23%
Savings	239,707	30	0.05%	171,828	34	0.08%
Certificates of deposit	813,244	2,584	1.29%	756,606	2,079	1.11%
Brokered deposits	186,390	788	1.71%	68,086	236	1.41%
Total interest bearing deposits	2,018,932	4,277	0.86%	1,632,809	2,869	0.71%
Subordinated notes	48,839	837	6.95%	48,743	835	6.95%
Junior subordinated debentures	38,672	597	6.26%	32,780	465	5.75%
Other borrowings	342,426	1,277	1.51%	222,561	344	0.63%
Total interest bearing liabilities	2,448,869	6,988	1.16%	1,936,893	4,513	0.94%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	545,118			377,769
Other liabilities	15,709			10,384
Total equity	401,187			294,236
Total liabilities and equity	$3,410,883			$2,619,282
Net interest income		$47,130			$31,819
Interest spread (2)			5.80%			5.19%
Net interest margin (3)			6.06%			5.37%

(1)	Balance totals include nonaccrual loans.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $47.1 million for the three months ended March 31, 2018 compared to $31.8 million for the three months ended March 31, 2017, an increase of $15.3 million, or 48.1%, primarily driven by the following factors.

Interest income increased $17.8 million, or 49.0% as a result of an increase in total average interest earning assets of $751 million, or 31.3%, which was primarily attributable to a full quarter impact of $267.0 million of loans and $97.7 million of securities acquired in the Valley and Acquired Branch acquisitions which closed during the fourth quarter of 2017. Additional interest income also resulted from organic growth in our loan portfolio. The average balance of our higher yielding commercial finance loans increased $267.5 million, or 39.2%, from $682.4 million for the three months ended March 31, 2017 to $949.9 million for the three months ended March 31, 2018 as a result of the continued execution of our growth strategy for such products. Additionally, our average mortgage warehouse lending balance was $187.5 million for the quarter compared to $105.6 million for the three months ended March 31, 2017. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period.

Interest expense increased $2.5 million or 54.8% as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $386 million, or 23.6%.  This increase was primarily due to $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions which closed during the fourth quarter of 2017.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth.

Net interest margin increased to 6.06% for the three months ended March 31, 2018 from 5.37% for the three months ended March 31, 2017, an increase of 69 basis points.

The increase in our net interest margin primarily resulted from an increase in yields on our interest earning assets.  Our average yield on interest earning assets increased 83 basis points to 6.96% for the three months ended March 31, 2018 from 6.13% for the three months ended March 31, 2017, primarily due to a change in the mix within our loan portfolio period over period.  The higher yielding average commercial finance products as a percentage of the total portfolio decreased from 35.0% for the three months ended March 31, 2017 to 34.3% for the three months ended March 31, 2018 however, average factored receivables as a percentage of the total commercial finance portfolio increased from 33.1% at March 31, 2017 to 38.9% at March 31, 2018 contributing to the increase in yields on our interest earning assets.  In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 80% at March 31, 2018 compared to 74% at March 31, 2017.

A component of the yield on our loan portfolio consists of discount accretion on the portfolios acquired in connection with our acquisitions.  The aggregate increased yield on our loan portfolio attributable to the accretion of purchase discounts associated with our acquisitions was 29 basis points for the three months ended March 31, 2018 and 22 basis points for the three months ended March 31, 2017.  Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.36% and 6.93% for the three months ended March 31, 2018 and 2017, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines.

Also impacting our net interest margin was an increase in our average cost of interest bearing liabilities of 22 basis points. This increase was caused by an increased use of higher rate certificates of deposit and brokered deposits to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the macro economy. This increase was partially offset by a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the Valley and Acquired Branches acquisitions.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.81% and 5.19% for the three months ended March 31, 2018 and 2017, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities:

	Three Months Ended
	March 31, 2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$276	$(86)	$190
Taxable securities	44	(514)	(470)
Tax-exempt securities	28	141	169
FHLB stock	13	50	63
Loans	2,380	15,454	17,834
Total interest income	2,741	15,045	17,786
Interest bearing liabilities:
Interest bearing demand	46	31	77
Individual retirement accounts	3	16	19
Money market	161	98	259
Savings	(12)	8	(4)
Certificates of deposit	325	180	505
Brokered deposits	52	500	552
Total interest bearing deposits	575	833	1,408
Subordinated notes	—	2	2
Junior subordinated debentures	41	91	132
Other borrowings	486	447	933
Total interest expense	1,102	1,373	2,475
Change in net interest income	$1,639	$13,672	$15,311

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses (“ALLL”) at an appropriate level to absorb estimated incurred losses in the loan portfolio at the balance sheet date. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

Three months ended March 31, 2018 compared with three months ended March 31, 2017.  Our provision for loan losses was $2.5 million for the three months ended March 31, 2018 compared to $7.7 million for the three months ended March 31, 2017, a decrease of $5.2 million, or 67.5%.

The decreased provision for loan losses was primarily the result of a decrease in net loan charge-offs and net specific reserves recorded during the three months ended March 31, 2018.  We experienced lower total net charge-offs of $1.3 million in the three months ended March 31, 2018 compared to $4.0 million for the same period in 2017.  Approximately $0.8 million and $1.4 million of the charge-offs for the three months ended March 31, 2018 and 2017, respectively, had specific reserves previously recorded.  We recorded net new specific reserves of $0.8 million during the three months ended March 31, 2018 compared to net new specific reserves of $2.4 million recorded during the three months ended March 31, 2017.  In addition, elevated charge-offs during the quarter ended March 31, 2017 contributed to an increase in the estimate of the ALLL levels recorded against the remaining loan portfolio by $2.3 million as a result of higher loss factors incorporated into our ALLL methodology. Given overall improved credit quality during the quarter, the impact of changes in the estimate of ALLL loss factors during the quarter ended March 31, 2018 was minimal.

In addition, during the three months ended March 31, 2018 outstanding loans increased $63.1 million from December 31, 2017.  During the three months ended March 31, 2017, outstanding loans increased $7.6 million from December 31, 2016.  The increase in outstanding loan balances within the three months ended March 31, 2018 compared to the smaller increase in loan balances within the three months ended March 31, 2017 partially offset the decrease in our provision for loan losses in the current period.

Our ALLL was $20.0 million as of March 31, 2018 versus $18.7 million as of December 31, 2017, representing an ALLL to total loans ratio of 0.70% and 0.67% respectively.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Service charges on deposits	$1,145	$980	$165	16.8%
Card income	1,244	827	417	50.4%
Net OREO gains (losses) and valuation adjustments	(88)	11	(99)	NM
Net gains (losses) on sale of securities	(272)	—	(272)	NM
Fee income	800	583	217	37.2%
Insurance commissions	714	590	124	21.0%
Asset management fees	—	1,717	(1,717)	NM
Gain on sale of subsidiary or division	1,071	20,860	(19,789)	(94.9%)
CLO warehouse investment income	—	964	(964)	NM
Other	558	753	(195)	(25.9%)
Total noninterest income	$5,172	$27,285	$(22,113)	(81.0%)

NM – Not Meaningful

Three months ended March 31, 2018 compared with three months ended March 31, 2017. Noninterest income decreased $22.1 million, or 81.0%. The decrease in the three months ended March 31, 2018 was impacted by the realization of the $1.1 million gain associated with the sale of THF during the quarter and $20.9 million gain associated with the sale of TCA during the first quarter of 2017. Excluding the gain on sale of THF and the gain on sale of TCA, we earned adjusted noninterest income of $4.1 million and $6.4 million for the three months ended March 31, 2018 and 2017, respectively, resulting in an adjusted decrease in noninterest income of $2.3 million, or 36.2% period over period.  The adjusted decrease was primarily due to a decrease in asset management fees and CLO warehouse investment income resulting from the sale of TCA at the end of the first quarter of 2017.  Changes in selected components of noninterest income in the above table are discussed below.

•

Card Income.  Debit and credit card income increased $0.4 million, or 50.4%, primarily due to additional customer debit and credit card activity associated with the increase in issued cards resulting from the Valley and Acquired Branches acquisitions.

•

Net Gains (Losses) on Sale of Securities. Net losses on sale of securities increased $0.3 million due to the sale of certain municipal tax-exempt securities acquired from Valley during the quarter. There were no comparable sales during the first quarter of 2017.

•

Asset management fees. As a result of the sale of TCA on March 31, 2017, there was no asset management fee income recorded for the three months ended March 31, 2018, compared to $1.7 million for the three months ended March 31, 2017.

•

CLO warehouse investment income. We did not hold any CLO warehouse equity investments during the three months ended March 31, 2018. As a result, there was no CLO warehouse investment income recorded for the three months ended March 31, 2018, compared to $1.0 million for the three months ended March 31, 2017.

•

Other.  Other noninterest income includes income for check cashing and wire transfer fees, income associated with trust activities, and bank-owned life insurance. There were no significant increases or decreases in the components of other noninterest income period over period.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$19,404	$21,958	$(2,554)	(11.6%)
Occupancy, furniture and equipment	3,054	2,359	695	29.5%
FDIC insurance and other regulatory assessments	199	226	(27)	(11.9%)
Professional fees	1,640	1,968	(328)	(16.7%)
Amortization of intangible assets	1,117	1,111	6	0.5%
Advertising and promotion	1,029	938	91	9.7%
Communications and technology	3,359	2,174	1,185	54.5%
Travel and entertainment	656	645	11	1.7%
Other	3,584	3,458	126	3.6%
Total noninterest expense	$34,042	$34,837	$(795)	(2.3%)

Three months ended March 31, 2018 compared with three months ended March 31, 2017. Noninterest expense decreased $0.8 million, or 2.3%. Noninterest expense was impacted by the recognition of an incremental $5.1 million of transaction related costs associated with the TCA sale in the three months ended March 31, 2017, including $4.8 million of bonus expense for the amount paid to team members to recognize their contribution to the value realized from the TCA sale and approximately $0.3 million of other transaction related costs. There were no such expenses related to the sale of THF during the quarter.

Excluding the TCA sale bonus and transaction related costs, we incurred adjusted noninterest expense of $29.7 million for the three months ended March 31, 2017, resulting in an adjusted net increase in noninterest expense of $4.3 million, or 14.6% period over period.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses decreased $2.6 million, or 11.6%, which is primarily due to the $4.8 million bonus expense incurred in the three months ended March 31, 2017 associated with the TCA sale.  Absent the TCA-related bonus expense, salaries and employee benefits expenses increased $2.2 million. We experienced a significant increase in the total size of our workforce between these periods as our average full-time equivalent employees were 820.4 and 711.3 for the three months ended March 31, 2018 and 2017, respectively. Sources of this increased headcount were primarily employees added through the Valley and Acquired Branches acquisitions.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $0.7 million, or 29.5%, primarily due to expenses associated with the infrastructure and facilities added through the Valley and Acquired Branches acquisitions.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, decreased $0.3 million, or 16.7%, due to approximately $0.5 million of legal fees incurred in the three months ended March 31, 2017 associated with the problem loan credits previously disclosed.

•

Communications and Technology. Communications and technology expenses increased $1.2 million, or 54.5% as a result of increased usage and transaction volumes resulting from the Valley and Acquired Branch acquisitions as well as growth in our organic operations.

•

Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, business travel and subscription services.  There were no significant increases or decreases in the components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits.

Three months ended March 31, 2018 compared with three months ended March 31, 2017.  Income tax expense decreased $2.5 million, or 40.4%, from $6.1 million for the three months ended March 31, 2017 to $3.6 million for the three months ended March 31, 2018. The effective tax rate decreased from 37% for the three months ended March 31, 2017 to 23% for the three months ended March 31, 2018, primarily due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018, and resulted in significant modifications to existing law. Authoritative guidance and interpretation by regulatory bodies is ongoing and as such, the accounting for the effects of the Tax Act is not final and the full impact of the new regulation is still being evaluated.

Operating Segment Results

Our reportable segments are Banking, Factoring, and Corporate, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Banking segment also includes certain factored receivables which are purchased by TBK Bank. The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. Corporate includes holding company financing and investment activities, asset management fees associated with TCA prior to its sale on March 31, 2017, and management and administrative expenses to support the overall operations of the Company.

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially similar to those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2017 Form 10-K. Transactions between segments consist primarily of borrowed funds.  Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned accordingly. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

Three months ended March 31, 2018 compared with three months ended March 31, 2017. The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended March 31, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$38,905	$14,780	$433	$54,118
Intersegment interest allocations	2,932	(2,932)	—	—
Total interest expense	5,554	—	1,434	6,988
Net interest income (expense)	36,283	11,848	(1,001)	47,130
Provision for loan losses	2,144	393	11	2,548
Net interest income after provision	34,139	11,455	(1,012)	44,582
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	3,588	590	(77)	4,101
Noninterest expense	26,538	6,854	650	34,042
Operating income (loss)	$12,260	$5,191	$(1,739)	$15,712

(Dollars in thousands)
Three Months Ended March 31, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$27,499	$8,705	$128	$36,332
Intersegment interest allocations	1,289	(1,289)	—	—
Total interest expense	3,214	—	1,299	4,513
Net interest income (expense)	25,574	7,416	(1,171)	31,819
Provision for loan losses	7,021	582	75	7,678
Net interest income after provision	18,553	6,834	(1,246)	24,141
Gain on sale of subsidiary or division	—	—	20,860	20,860
Other noninterest income	3,531	670	2,224	6,425
Noninterest expense	21,969	5,595	7,273	34,837
Operating income (loss)	$115	$1,909	$14,565	$16,589

(Dollars in thousands)
March 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,346,394	$386,610	$514,144	$(842,138)	$3,405,010
Gross loans	$2,766,383	$372,771	$11,582	$(276,751)	$2,873,985

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$504,656	$(810,867)	$3,499,033
Gross loans	$2,784,147	$346,293	$11,936	$(331,520)	$2,810,856

Banking

(Dollars in thousands)	Three Months Ended March 31,
Banking	2018	2017	$ Change	% Change
Total interest income	$38,905	$27,499	$11,406	41.5%
Intersegment interest allocations	2,932	1,289	1,643	NM
Total interest expense	5,554	3,214	2,340	72.8%
Net interest income (expense)	36,283	25,574	10,709	41.9%
Provision for loan losses	2,144	7,021	(4,877)	(69.5%)
Net interest income (expense) after provision	34,139	18,553	15,586	84.0%
Gain on sale of subsidiary or division	1,071	—	1,071	NM
Other noninterest income	3,588	3,531	57	1.6%
Noninterest expense	26,538	21,969	4,569	20.8%
Operating income (loss)	$12,260	$115	$12,145	NM
NM – Not Meaningful

Our Banking segment’s operating income increased $12.1 million.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, asset based loans and premium finance loans.  In addition, we acquired $267.0 million of loans and $97.7 million of investment securities in our Banking segment as part of the Valley and Acquired Branches acquisitions which closed during the fourth quarter of 2017.  Average loans in our Banking segment increased 42.1% from $1.881 billion for the three months ended March 31, 2017 to $2.674 billion for the three months ended March 31, 2018.

Interest expense increased primarily as a result of growth in average customer deposits and other borrowings due to $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions which closed during the fourth quarter of 2017.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth.  We also experienced increased rates across several of our interest bearing borrowings.

The provision for loan losses decreased as a result of a decrease in recorded net charge-offs and net new specific reserves.  We recorded total net charge-offs of $0.7 million and net new specific reserves of $0.8 million at our Banking segment during the quarter compared to total net charge-offs of $3.4 million and net new specific reserves of $2.2 million recorded during the three months ended March 31, 2017.  Approximately $0.3 million and $1.4 million of the charge-offs for the three months ended March 31, 2018 and 2017, respectively, had specific reserves previously recorded.  In addition, the elevated charge-offs during the first quarter of 2017 contributed to an increase in the estimate of the ALLL levels recorded against the remaining Banking segment loan portfolio by $2.5 million as a result of higher loss factors incorporated into our ALLL methodology. Given improved credit quality in the Banking segment during the quarter, the impact of changes in the estimate of ALLL loss factors during the quarter ended March 31, 2018 was minimal.

Noninterest income increased primarily due to the realization of the $1.1 million gain associated with the sale of THF during the quarter as well as additional service charges and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the Valley and Acquired Branches acquisitions. These increases were impacted by a combined loss on the sale of municipal securities and OREO valuation adjustments of $0.4 million. In addition, other sources of noninterest income, such as check cashing fees, wire transfer fees, and trust activities increased slightly due to incremental transaction volumes associated with the acquisitions.

Noninterest expense increased due to incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisitions of Valley and the Acquired Branches, as well as personnel, facilities and infrastructure to support the continued organic growth in our lending operations. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.

Factoring

(Dollars in thousands)	Three Months Ended March 31,
Factoring	2018	2017	$ Change	% Change
Total interest income	$14,780	$8,705	$6,075	69.8%
Intersegment interest allocations	(2,932)	(1,289)	(1,643)	NM
Total interest expense	—	—	—	—
Net interest income (expense)	11,848	7,416	4,432	59.8%
Provision for loan losses	393	582	(189)	(32.5%)
Net interest income (expense) after provision	11,455	6,834	4,621	67.6%
Noninterest income	590	670	(80)	(11.9%)
Noninterest expense	6,854	5,595	1,259	22.5%
Operating income (loss)	$5,191	$1,909	$3,282	NM

NM – Not Meaningful

	Three Months Ended March 31,
	2018	2017
Factored receivable period end balance	$372,771,000	$218,601,000
Yield on average receivable balance	17.40%	17.45%
Rolling twelve quarter annual charge-off rate	0.50%	0.32%
Factored receivables - transportation concentration	86%	82%

Interest income, including fees	$14,780,000	$8,705,000
Non-interest income	590,000	670,000
Factored receivable total revenue	15,370,000	9,375,000
Average net funds employed	316,488,000	184,640,000
Yield on average net funds employed	19.70%	20.59%

Accounts receivable purchased	$912,336,000	$521,768,000
Number of invoices purchased	521,906	375,943
Average invoice size	$1,751	$1,388
Average invoice size - transportation	$1,662	$1,319
Average invoice size - non-transportation	$2,627	$1,967

Net new clients	280	97
Period end clients	3,438	2,539

Our Factoring segment’s operating income increased $3.3 million.

Factored receivables in our Factoring segment grew $154 million, or 70.5%. Our average invoice size increased 26.2% from $1,388 for the three months ended March 31, 2017 to $1,751 for the three months ended March 31, 2018, and the number of invoices purchased increased 38.8% period over period. At March 31, 2018, Triumph Business Capital had 61 clients utilizing the TriumphPay platform, our proprietary payment processing application. Of those 61 clients, 58 clients were freight broker factoring clients paying through the TriumphPay platform and 3 were freight brokers integrated directly with TriumphPay. For the quarter ended March 31, 2018, the TriumphPay application processed 35,780 invoices paying 11,438 distinct carriers a total of $51.1 million.

Net interest income increased due to a 71.4% increase in overall average net funds employed in the first quarter of 2018 compared to the first quarter of 2017. Net funds employed represent factored receivable balances net of customer reserves which we hold to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in our consolidated balance sheets. In addition to increased average net funds employed, yield on average net funds employed increased period over period as our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall Factoring segment portfolio to 86% at March 31, 2018 compared to 82% at March 31, 2017.

The decrease in provision for loan losses was driven by elevated net new allowances recorded on specific at-risk balances during the three months ended March 31, 2017 with no comparable increase during the three months ended March 31, 2018. The decrease in provision for loan losses was offset by the increase in factored receivable balances within the three month period ended March 31, 2018 compared to a smaller increase in the three months ended March 31, 2017. During the three months ended March 31, 2018 factored receivables increased approximately $26.5 million from December 31, 2017.  During the three months ended March 31, 2017, factored receivables increased approximately $5.8 million from December 31, 2016.

Noninterest income was relatively flat and the increase in noninterest expense was driven primarily by increased personnel, operating, and technology costs incurred in connection with growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period.

Corporate

(Dollars in thousands)	Three Months Ended March 31,
Corporate	2018	2017	$ Change	% Change
Total interest income	$433	$128	$305	NM
Intersegment interest allocations	—	—	—	—
Total interest expense	1,434	1,299	135	10.4%
Net interest income (expense)	(1,001)	(1,171)	170	(14.5%)
Provision for loan losses	11	75	(64)	(85.3%)
Net interest income (expense) after provision	(1,012)	(1,246)	234	(18.8%)
Gain on sale of subsidiary or division	—	20,860	(20,860)	NM
Other noninterest income	(77)	2,224	(2,301)	NM
Noninterest expense	650	7,273	(6,623)	(91.1%)
Operating income (loss)	$(1,739)	$14,565	$(16,304)	NM

NM – Not Meaningful

The Corporate segment’s operating income decreased primarily due to the net impact of the TCA sale transaction recorded during the three months ended March 31, 2017.  As TCA was a wholly owned subsidiary of our parent company, the $20.9 million gain on sale of TCA was reported as noninterest income and the $5.1 million of bonus expense and transaction related costs associated with the TCA sale were reported as noninterest expense in the Corporate segment.  Excluding the impact of the TCA sale, the Corporate segment reported an operating loss of $1.2 million for the three months ended March 31, 2017 compared to a loss of $1.7 million for the three months ended March 31, 2018 with no significant fluctuations in accounts period over period.

Financial Condition

Assets

Total assets were $3.405 billion at March 31, 2018, compared to $3.499 billion at December 31, 2017, a decrease of $94 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $2.874 billion at March 31, 2018, compared with $2.811 billion at December 31, 2017.

The following table shows our total loan portfolio by portfolio segments as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(Dollars in thousands)		% of Total		% of Total	$ Change	% Change
Commercial real estate	$781,006	27%	$745,893	27%	$35,113	4.7%
Construction, land development, land	143,876	5%	134,812	5%	9,064	6.7%
1-4 family residential properties	122,979	4%	125,827	4%	(2,848)	(2.3%)
Farmland	184,064	6%	180,141	6%	3,923	2.2%
Commercial	930,283	33%	920,812	33%	9,471	1.0%
Factored receivables	397,145	14%	374,410	13%	22,735	6.1%
Consumer	29,244	1%	31,131	1%	(1,887)	(6.1%)
Mortgage warehouse	285,388	10%	297,830	11%	(12,442)	(4.2%)
Total Loans	$2,873,985	100%	$2,810,856	100%	$63,129	2.2%

Commercial Real Estate Loans. Our commercial real estate loans increased $35.1 million, or 4.7%, due primarily to new loan origination activity during the period. We have recently allocated internal resources to focus on and source additional commercial real estate opportunities on a nationwide basis.

Construction and Development Loans. Our construction and development loans increased $9.1 million, or 6.7%, due to new loan activity partially offset by paydowns for the period.

Residential Real Estate Loans. Our one-to-four family residential loans decreased $2.8 million, or 2.3%, due primarily to paydowns in excess of loan growth activity.  We made the decision to exit the residential mortgage production business in the fourth quarter of 2015.  As a result, balances of our first mortgage residential real estate loans have declined and we expect this trend to continue as existing loans continue to pay down.

Farmland Loans. Our farmland loans increased $3.9 million, or 2.2%, due to new loan activity partially offset by paydowns for the period.

Commercial Loans. Our commercial loans held for investment increased $9.5 million, or 1.0%, primarily due to growth in the asset based and equipment finance loans as we continue to execute on our growth strategy for such products. In addition, our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $5.5 million, or 2.1%.  The following table shows our commercial loans as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Commercial
Equipment	$260,502	$254,119	$6,383	2.5%
Asset based lending	230,314	213,471	16,843	7.9%
Premium finance	48,561	55,520	(6,959)	(12.5%)
Agriculture	124,313	136,649	(12,336)	(9.0%)
Other commercial lending	266,593	261,053	5,540	2.1%
Total commercial loans	$930,283	$920,812	9,471	1.0%

Factored Receivables. Our factored receivables increased $22.7 million, or 6.1%, as we continue to execute on our growth strategy for this product at Triumph Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.  Purchase volumes at Triumph Business Capital, which typically experiences a seasonal downturn during the first quarter of the year, were $912.3 million during the three months ended March 31, 2018 which was an increase of $39.9 million or 4.6% from purchases of $872.4 million during the fourth quarter of 2017. Triumph Commercial Finance recorded purchase volume of $50.1 million for the three months ended March 31, 2018.

Consumer Loans. Our consumer loans decreased $1.9 million, or 6.1%, due to paydowns in excess of new loan origination activity during the period.

Mortgage Warehouse. Our mortgage warehouse facilities decreased $12.4 million, or 4.2%, due to lower utilization by our clients due to typical seasonality associated with the mortgage business during the period. Mortgage warehouse average balance for the quarter was $187.5 million compared to an average balance of $178.6 million during the fourth quarter of 2017. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans.

	March 31, 2018
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$96,021	$486,242	$198,743	$781,006
Construction, land development, land	63,965	50,274	29,637	143,876
1-4 family residential properties	12,402	38,792	71,785	122,979
Farmland	14,527	48,891	120,646	184,064
Commercial	333,911	542,716	53,656	930,283
Factored receivables	397,145	—	—	397,145
Consumer	3,036	10,656	15,552	29,244
Mortgage warehouse	285,388	—	—	285,388
	$1,206,395	$1,177,571	$490,019	$2,873,985

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$886,290	$196,667
Floating interest rates		291,281	293,352
Total		$1,177,571	$490,019

As of March 31, 2018, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (25%), Colorado (26%), Illinois (17%), and Iowa (7%) make up 75% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2017, the states of Texas (24%), Colorado (26%), Illinois (17%) and Iowa (7%) made up 74% of the Company’s gross loans, excluding factored receivables.

Further, a majority (80%) of our factored receivables, representing approximately 11% of our total loan portfolio as of March 31, 2018, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2017, 77% of our factored receivables, representing approximately 10% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

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

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Nonperforming loans:
Commercial real estate	$881	$1,012
Construction, land development, land	139	136
1-4 family residential properties	2,332	2,638
Farmland	4,154	4,182
Commercial	28,722	26,592
Factored receivables	1,468	1,454
Consumer	404	384
Mortgage warehouse	—	—
Purchased credit impaired	2,335	2,333
Total nonperforming loans	40,435	38,731
Other real estate owned, net	9,186	9,191
Other repossessed assets	359	320
Assets held for sale	—	245
Total nonperforming assets	$49,980	$48,487

Nonperforming assets to total assets	1.47%	1.39%
Nonperforming loans to total loans held for investment	1.41%	1.38%
Past due loans to total loans held for investment	2.41%	2.33%

Nonperforming loans, including nonaccrual PCI loans, increased $1.7 million, or 4.4%, primarily due to the additions of a $1.5 million nonperforming equipment commercial finance relationship secured by underlying tractor trailers and a $1.2 million nonperforming agriculture relationship secured by underlying land and farm equipment. These additions were partially offset by removals of smaller credits from nonperforming loans.

OREO and other repossessed assets remained flat primarily due to limited OREO and other repossessed assets activity during the quarter.

As a result of the above activity, the ratio of nonperforming loans to total loans increased to 1.41% at March 31, 2018 compared to 1.38% at December 31, 2017, and our ratio of nonperforming assets to total assets increased to 1.47% at March 31, 2018 compared to 1.39% at December 31, 2017.

Past due loans to total loans increased to 2.41% at March 31, 2018 compared to 2.33% at December 31, 2017, partially due to the increase in the nonperforming loans described above as well as other payment performance activity.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At March 31, 2018, we had $20.3 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at March 31, 2018 were graded as “substandard”.

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

Under accounting standards for business combinations, acquired loans are recorded at fair value on the date of acquisition. This fair value adjustment eliminates any of the seller’s ALLL associated with such loans as of the purchase date as any credit exposure associated with such loans is incorporated into the fair value adjustment. A provision for loan losses is recorded for the emergence of new incurred and estimable losses on acquired loans after the acquisition date in excess of the recorded discount.

The following table sets forth the ALLL by category of loan:

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$3,468	27%	0.44%	$3,435	27%	0.46%
Construction, land development, land	998	5%	0.69%	883	5%	0.65%
1-4 family residential properties	248	4%	0.20%	293	4%	0.23%
Farmland	618	6%	0.34%	310	6%	0.17%
Commercial	9,193	33%	0.99%	8,150	33%	0.89%
Factored receivables	4,493	14%	1.13%	4,597	13%	1.23%
Consumer	719	1%	2.46%	783	1%	2.52%
Mortgage warehouse	285	10%	0.10%	297	11%	0.10%
Total Loans	$20,022	100%	0.70%	$18,748	100%	0.67%

The ALLL increased $1.3 million, or 6.8%, which was driven by $1.3 million of net charge-offs (which carried a reserve of $0.8 million at the time of charge-off) and $0.8 million of net new specific allowances recorded on impaired loans, and growth in the underlying portfolio during the three months ended March 31, 2018.

The following table presents the unpaid principal and recorded investment for loans at March 31, 2018. The difference between the unpaid principal balance and recorded investment is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $16,746,000 at March 31, 2018 and (2) net deferred origination and factoring costs and fees totaling $2,794,000 at March 31, 2018. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
March 31, 2018	Investment	Principal	Difference
Commercial real estate	$781,006	$788,458	$(7,452)
Construction, land development, land	143,876	146,493	(2,617)
1-4 family residential properties	122,979	124,558	(1,579)
Farmland	184,064	187,585	(3,521)
Commercial	930,283	932,878	(2,595)
Factored receivables	397,145	398,911	(1,766)
Consumer	29,244	29,254	(10)
Mortgage warehouse	285,388	285,388	—
	$2,873,985	$2,893,525	$(19,540)

At March 31, 2018 and December 31, 2017, we had on deposit $37.2 million and $32.5 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries and the effects of those items on our ALLL:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$18,748	$15,405
Loans charged-off:
Commercial real estate	—	(137)
Construction, land development, land	—	(419)
1-4 family residential properties	—	(28)
Farmland	—	—
Commercial	(439)	(2,852)
Factored receivables	(584)	(580)
Consumer	(443)	(299)
Mortgage warehouse	—	—
Total loans charged-off	$(1,466)	$(4,315)
Recoveries of loans charged-off:
Commercial real estate	—	—
Construction, land development, land	8	7
1-4 family residential properties	3	5
Farmland	—	—
Commercial	62	222
Factored receivables	11	37
Consumer	108	54
Mortgage warehouse	—	—
Total loans recoveries	$192	$325
Net loans charged-off	$(1,274)	$(3,990)
Provision for (reversal of) loan losses:
Commercial real estate	33	567
Construction, land development, land	107	513
1-4 family residential properties	(48)	(70)
Farmland	308	44
Commercial	1,420	5,793
Factored receivables	469	519
Consumer	271	372
Mortgage warehouse	(12)	(60)
Total provision for loan losses	$2,548	$7,678
Balance at end of period	$20,022	$19,093

Average total loans held for investment	$2,766,859	$1,947,483
Net charge-offs to average total loans held for investment	0.05%	0.20%
Allowance to total loans held for investment	0.70%	0.94%

Net loans charged-off decreased $2.7 million, or 68.1%, primarily due to the $2.7 million charge-off of an individual healthcare finance relationship during the three months ended March 31, 2017.

Securities

As of March 31, 2018, we have debt securities classified as available for sale with a fair value of $192.9 million, a decrease of $57.7 million from $250.6 million at December 31, 2017. The decrease is attributable to the sale of $47 million of securities during the quarter which were primarily made up of municipal securities acquired from Valley during the fourth quarter of 2017. The decrease is also attributable to the reclassification of $4.9 million in equity securities as a result of our adoption of ASU 2016-01, Financial Instruments, as well as our normal portfolio management activities. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

At March 31, 2018, we have equity securities with a fair value of $4.9 million, a decrease of $0.1 million from $5.0 million at December 31, 2017. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility.

As of March 31, 2018, we have investments classified as held to maturity with an amortized cost of $8.6 million, an increase of $57.0 thousand from $8.6 million at December 31, 2017. These held to maturity securities represent a minority investment in the unrated subordinated notes of issued CLOs managed by Trinitas Capital Management.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of March 31, 2018
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$9,016	0.80%	$90,869	1.60%	$—	—	$—	—	$99,885	1.52%
U.S. Treasury notes	—	—	1,944	2.04%	—	—	—	—	1,944	2.04%
Mortgage-backed securities	—	—	346	4.00%	5,297	2.09%	26,322	2.41%	31,965	2.38%
Asset backed securities	—	—	3,579	2.56%	—	—	7,713	2.77%	11,292	2.70%
State and municipal	960	1.48%	4,866	1.54%	18,622	1.76%	12,358	1.35%	36,806	1.59%
Corporate bonds	3,925	1.71%	5,545	2.42%	—	—	274	5.03%	9,744	2.20%
SBA pooled securities	—	—	3	3.63%	125	3.93%	3,366	3.24%	3,494	3.26%
Total available for sale securities	$13,901	1.10%	$107,152	1.69%	$24,044	1.84%	$50,033	2.29%	$195,130	1.81%

Held to maturity securities:	$—	—	$—	—	$—	—	$8,614	11.88%	$8,614	11.88%

Liabilities

Total liabilities were $3.002 billion as of March 31, 2018, compared to $3.107 billion at December 31, 2017, a decrease of $105 million, the components of which are discussed below.

Deposits

Our total deposits were $2.533 billion as of March 31, 2018, compared to $2.621 billion as of December 31, 2017, a decrease of $88 million.  The decrease on total deposits was due to a decrease of $15.2 million of non interest bearing demand deposits as well as a decrease of $13.8 million of higher-cost brokered deposits. As of March 31, 2018, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 58% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 42% of total deposits. See Note 7 – Deposits in the accompanying condensed notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of March 31, 2018 and December 31, 2017.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of March 31, 2018:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$75,669	$25,626	$101,295
Over 3 through 6 months	92,447	31,013	123,460
Over 6 through 12 months	164,190	53,193	217,383
Over 12 months	78,689	35,043	113,732
	$410,995	$144,875	$555,870

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$390,001	0.20%	15%	$325,589	0.14%	16%
Individual retirement accounts	106,893	1.18%	4%	101,484	1.16%	5%
Money market	282,697	0.54%	11%	209,216	0.23%	10%
Savings	239,707	0.05%	9%	171,828	0.08%	9%
Certificates of deposit	813,244	1.29%	33%	756,606	1.11%	38%
Brokered deposits	186,390	1.71%	7%	68,086	1.41%	3%
Total interest bearing deposits	2,018,932	0.86%	79%	1,632,809	0.71%	81%
Noninterest bearing demand	545,118	—	21%	377,769	—	19%
Total deposits	$2,564,050	0.68%	100%	$2,010,578	0.58%	100%

Other Borrowings

Customer Repurchase Agreements

The following provides a summary of our customer repurchase agreements as of and for the three months ended March 31, 2018 and the year ended December 31, 2017:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Amount outstanding at end of period	$6,751	$11,488
Weighted average interest rate at end of period	0.02%	0.02%
Average daily balance during the period	$8,346	$12,906
Weighted average interest rate during the period	0.02%	0.02%
Maximum month-end balance during the period	$9,308	$21,041

Our customer repurchase agreements generally mature overnight. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

The following provides a summary of our FHLB advances as of and for the three months ended March 31, 2018 and the year ended December 31, 2017:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Amount outstanding at end of period	$355,000	$365,000
Weighted average interest rate at end of period	1.80%	1.39%
Average amount outstanding during the period	$334,078	$300,451
Weighted average interest rate during the period	1.55%	1.05%
Highest month-end balance during the period	$355,000	$385,000

Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At March 31, 2018 and December 31, 2017, we had $380.2 million and $231.2 million, respectively, in unused and available advances from the FHLB.

Subordinated Notes

On September 30, 2016, we issued $50.0 million of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes initially bear interest at 6.50% per annum, are payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. We may, at our option, beginning on September 30, 2021 and on any scheduled interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.

The Notes are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations is eligible for inclusion in Tier 2 regulatory capital.

Issuance costs related to the Notes totaled $1.3 million, including an underwriting discount of 1.5%, or $0.8 million, and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as a component of interest expense. The carrying value of the Notes totaled $48.9 million at March 31, 2018.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of March 31, 2018:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$12,889	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,434	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,432	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,501	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,846	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,632	July 2034	LIBOR + 2.75%
	$51,031	$38,734

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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $38.7 million was allowed in the calculation of Tier I capital as of March 31, 2018.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $402.9 million at March 31, 2018, compared to $391.7 at December 31, 2017,  an increase of $11.2 million. Stockholders’ equity increased during this period primarily due to net income for the period of $12.1 million. Offsetting this increase were dividends paid on our preferred stock.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2018, TBK Bank had a total of $137.5 million of available unsecured federal funds lines of credit with seven unaffiliated banks.

Regulatory Capital Requirements

Our capital management consists of providing equity to support our current and future operations. We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s or TBK Bank’s financial statements. For further information regarding our regulatory capital requirements, see Note 11 – Regulatory Matters in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2018.  The amount of the obligations presented in the table reflects principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - March 31, 2018
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$6,751	$6,751	$—	$—	$—
Federal Home Loan Bank advances	355,000	325,000	—	—	30,000
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	10,222	2,138	3,879	1,469	2,736
Time deposits with stated maturity dates	1,064,103	789,585	224,001	50,517	—
Total contractual obligations	$1,537,107	$1,123,474	$227,880	$51,986	$133,767

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 9 – Off-Balance Sheet Loan Commitments in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for loan and lease losses. Since December 31, 2017, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2017 Form 10-K.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•

risks relating to our ability to consummate the pending acquisitions of First Bancorp of Durango, Inc. and Southern Colorado Corp., and our pending acquisition of the operating assets of Interstate Capital Corporation and certain of its affiliates, including the possibility that the expected benefits related to the pending acquisitions may not materialize as expected; of the pending acquisitions not being timely completed, if completed at all; that prior to the completion of the pending acquisitions, the targets’ businesses could experience disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities, difficulty retaining key employees; and of the parties’ being unable to successfully implement integration strategies or to achieve expected synergies and operating efficiencies within our management’s expected timeframes or at all;

•	business and economic conditions generally and in the bank and non-bank financial services industries, nationally and within our local market areas;
•	our ability to mitigate our risk exposures;
•	our ability to maintain our historical earnings trends;
•

risks related to the integration of acquired businesses (including our pending acquisitions of First Bancorp of Durango, Inc. and Southern Colorado Corp., and our pending acquisition of the operating assets of Interstate Capital Corporation and certain of its affiliates, and our prior acquisitions of Valley Bancorp, Inc. and nine branches from Independent Bank in Colorado) and any future acquisitions;

•

our ability to successfully identify and address the risks associated with our recent, pending and possible future acquisitions, and the risks that our prior and planned future acquisitions make it more difficult for investors to evaluate our business, financial condition and results of operations, and impairs our ability to accurately forecast our future performance;

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

We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business. We do not typically enter into derivative contracts for the purpose of managing interest rate risk, but we may elect to do so in the future. Based upon the nature of our operations, we are not subject to material foreign exchange or commodity price risk. We do not own any trading assets.

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

The following table summarizes simulated change in net interest income assuming a static balance sheet versus unchanged rates as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	9.7%	5.3%	4.8%	0.7%
+300 basis points	7.3%	3.8%	3.9%	0.9%
+200 basis points	4.8%	2.4%	2.7%	0.6%
+100 basis points	2.4%	1.1%	1.7%	0.6%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.5%)	(1.4%)	(2.2%)	(2.5%)

The following table presents the change in our economic value of equity as of March 31, 2018 and December 31, 2017, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2018	December 31, 2017
+400 basis points	9.9%	11.9%
+300 basis points	8.7%	10.5%
+200 basis points	6.7%	8.1%
+100 basis points	3.8%	4.9%
Flat rates	0.0%	0.0%
-100 basis points	(4.9%)	(9.6%)

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

2.1

Agreement and Plan of Merger, dated as of April 9, 2018, by and between Triumph Bancorp, Inc. and First Bancorp of Durango, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on April 9, 2018.*

2.2

Agreement and Plan of Merger, dated as of April 9, 2018, by and between Triumph Bancorp, Inc. and Southern Colorado Corp., incorporated by reference to Exhibit 2.2 to Form 8-K filed with the SEC on April 9, 2018.*

2.3

Asset Purchase Agreement, dated as of April 9, 2018, by and among Triumph Bancorp, Inc., Advance Business Capital LLC, Interstate Capital Corporation, and certain affiliates and shareholders of ICC, incorporated by reference to Exhibit 2.3 to Form 8-K filed with the SEC on April 9, 2018.*

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	April 20, 2018	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	April 20, 2018	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer