Form 10-Q
period 2018-06-30
Triumph Bancorp, Inc.
filed 2018-07-20
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Common Stock — $0.01 par value, 26,265,983 shares, as of July 17, 2018.

TRIUMPH BANCORP, INC.

FORM 10-Q

June 30, 2018

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017

(Dollar amounts in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$56,029	$59,114
Interest bearing deposits with other banks	77,336	75,015
Total cash and cash equivalents	133,365	134,129
Securities - available for sale	183,184	250,603
Securities - equity investments	5,025	5,006
Securities - held to maturity, fair value of $8,093 and $7,527, respectively	8,673	8,557
Loans, net of allowance for loan and lease losses of $24,547 and $18,748, respectively	3,171,915	2,792,108
Assets held for sale	—	71,362
Federal Home Loan Bank stock, at cost	19,223	16,006
Premises and equipment, net	68,313	62,861
Other real estate owned, net	2,528	9,191
Goodwill	86,668	44,126
Intangible assets, net	31,109	19,652
Bank-owned life insurance	40,168	44,364
Deferred tax assets, net	8,810	8,959
Other assets	35,650	32,109
Total assets	$3,794,631	$3,499,033
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$561,033	$564,225
Interest bearing	2,063,909	2,057,123
Total deposits	2,624,942	2,621,348
Customer repurchase agreements	10,509	11,488
Federal Home Loan Bank advances	420,000	365,000
Subordinated notes	48,878	48,828
Junior subordinated debentures	38,849	38,623
Other liabilities	44,228	22,048
Total liabilities	3,187,406	3,107,335
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred Stock	9,658	9,658
Common stock	264	209
Additional paid-in-capital	457,980	264,855
Treasury stock, at cost	(2,254)	(1,784)
Retained earnings	143,426	119,356
Accumulated other comprehensive income (loss)	(1,849)	(596)
Total stockholders’ equity	607,225	391,698
Total liabilities and stockholders' equity	$3,794,631	$3,499,033

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$38,148	$30,663	$75,031	$55,848
Factored receivables, including fees	20,791	10,812	36,094	19,979
Securities	1,179	1,738	2,489	3,349
FHLB stock	101	36	206	78
Cash deposits	1,030	289	1,547	616
Total interest income	61,249	43,538	115,367	79,870
Interest expense:
Deposits	4,631	3,057	8,908	5,926
Subordinated notes	838	836	1,675	1,671
Junior subordinated debentures	713	475	1,310	940
Other borrowings	1,810	613	3,087	957
Total interest expense	7,992	4,981	14,980	9,494
Net interest income	53,257	38,557	100,387	70,376
Provision for loan losses	4,906	1,447	7,454	9,125
Net interest income after provision for loan losses	48,351	37,110	92,933	61,251
Noninterest income:
Service charges on deposits	1,210	977	2,355	1,957
Card income	1,394	917	2,638	1,744
Net OREO gains (losses) and valuation adjustments	(528)	(112)	(616)	(101)
Net gains (losses) on sale of securities	—	—	(272)	—
Fee income	1,121	637	1,921	1,220
Insurance commissions	819	708	1,533	1,299
Asset management fees	—	—	—	1,717
Gain on sale of subsidiary or division or division	—	—	1,071	20,860
Other	929	2,075	1,487	3,791
Total noninterest income	4,945	5,202	10,117	32,487
Noninterest expense:
Salaries and employee benefits	20,527	16,012	39,931	37,970
Occupancy, furniture and equipment	3,014	2,348	6,068	4,707
FDIC insurance and other regulatory assessments	383	270	582	496
Professional fees	2,078	1,238	3,718	3,206
Amortization of intangible assets	1,361	911	2,478	2,022
Advertising and promotion	1,300	911	2,329	1,849
Communications and technology	3,271	2,233	6,630	4,407
Other	5,469	3,398	9,709	7,501
Total noninterest expense	37,403	27,321	71,445	62,158
Net income before income tax	15,893	14,991	31,605	31,580
Income tax expense	3,508	5,331	7,152	11,447
Net income	12,385	9,660	24,453	20,133
Dividends on preferred stock	(193)	(193)	(383)	(385)
Net income available to common stockholders	$12,192	$9,467	$24,070	$19,748
Earnings per common share
Basic	$0.48	$0.53	$1.04	$1.10
Diluted	$0.47	$0.51	$1.02	$1.07

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$12,385	$9,660	$24,453	$20,133
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(181)	357	(1,889)	691
Reclassification of amount realized through sale of securities	—	—	272	—
Tax effect	42	(133)	364	(257)
Total other comprehensive income (loss)	(139)	224	(1,253)	434
Comprehensive income	$12,246	$9,884	$23,200	$20,567

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Total
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2017	$9,746	18,078,247	$182	$197,157	76,118	$(1,374)	$83,910	$(276)	$289,345
Issuance of restricted stock awards	—	40,541	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,025	—	—	—	—	1,025
Forfeiture of restricted stock awards	—	(843)	—	19	843	(19)	—	—	—
Stock option exercises, net	—	22,731	—	281	—	—	—	—	281
Purchase of treasury stock	—	(14,197)	—	—	14,197	(366)	—	—	(366)
Preferred stock converted to common stock	(88)	6,106	—	88	—	—	—	—	—
Series A preferred dividends	—	—	—	—	—	—	(181)	—	(181)
Series B preferred dividends	—	—	—	—	—	—	(204)	—	(204)
Net income	—	—	—	—	—	—	20,133	—	20,133
Other comprehensive income	—	—	—	—	—	—	—	434	434
Balance, June 30, 2017	$9,658	18,132,585	$182	$198,570	91,158	$(1,759)	$103,658	$158	$310,467

Balance, January 1, 2018	$9,658	20,820,445	$209	$264,855	91,951	$(1,784)	$119,356	$(596)	$391,698
Issuance of common stock, net of expenses	—	5,405,000	54	191,999	—	—	—	—	192,053
Issuance of restricted stock awards	—	45,290	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	1,053	—	—	—	—	1,053
Forfeiture of restricted stock awards	—	(1,792)	—	78	1,792	(78)	—	—	—
Stock option exercises, net	—	1,366	—	(4)	—	—	—	—	(4)
Purchase of treasury stock	—	(9,524)	—	—	9,524	(392)	—	—	(392)
Series A preferred dividends	—	—	—	—	—	—	(181)	—	(181)
Series B preferred dividends	—	—	—	—	—	—	(202)	—	(202)
Net income	—	—	—	—	—	—	24,453	—	24,453
Other comprehensive income	—	—	—	—	—	—	—	(1,253)	(1,253)
Balance, June 30, 2018	$9,658	26,260,785	$264	$457,980	103,267	$(2,254)	$143,426	$(1,849)	$607,225

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$24,453	$20,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,435	1,925
Net accretion on loans and deposits	(5,614)	(3,965)
Amortization of subordinated notes issuance costs	50	46
Amortization of junior subordinated debentures	226	203
Net amortization on securities	477	837
Amortization of intangible assets	2,478	2,022
Deferred taxes	518	3,457
Provision for loan losses	7,454	9,125
Stock based compensation	1,053	1,025
Net (gains) losses on sale of securities	272	—
Net (gain) loss on loans transferred to loans held for sale	—	46
Net OREO (gains) losses and valuation adjustments	616	101
Gain on sale of subsidiary or division	(1,071)	(20,860)
Income from CLO warehouse investments	—	(1,954)
(Increase) decrease in other assets	(4,785)	5,010
Increase (decrease) in other liabilities	1,417	3,296
Net cash provided by (used in) operating activities	29,979	20,447
Cash flows from investing activities:
Purchases of securities available for sale	—	(5,042)
Proceeds from sales of securities available for sale	34,196	—
Proceeds from maturities, calls, and pay downs of securities available for sale	30,373	51,819
Purchases of securities held to maturity	—	(5,092)
Proceeds from maturities, calls, and pay downs of securities held to maturity	368	9,308
Proceeds from sale of loans	—	1,919
Net change in loans	(250,851)	(265,788)
Purchases of premises and equipment, net	(8,407)	(699)
Net proceeds from sale of OREO	7,067	1,588
Proceeds from surrender of BOLI	4,562	—
Net proceeds from CLO warehouse investments	—	20,000
(Purchases) redemptions of FHLB stock, net	(3,217)	(6,136)
Cash paid for acquisitions, net of cash acquired	(160,183)	—
Proceeds from sale of subsidiary, net	73,849	10,269
Net cash provided by (used in) investing activities	(272,243)	(187,854)
Cash flows from financing activities:
Net increase (decrease) in deposits	(3,795)	56,396
Increase (decrease) in customer repurchase agreements	(979)	4,469
Increase (decrease) in Federal Home Loan Bank advances	55,000	110,000
Issuance of common stock, net of expenses	192,053	—
Stock option exercises	(4)	281
Purchase of treasury stock	(392)	(366)
Dividends on preferred stock	(383)	(385)
Net cash provided by (used in) financing activities	241,500	170,395
Net increase (decrease) in cash and cash equivalents	(764)	2,988
Cash and cash equivalents at beginning of period	134,129	114,514
Cash and cash equivalents at end of period	$133,365	$117,502

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental cash flow information:
Interest paid	$13,646	$8,996
Income taxes paid, net	$3,474	$4,655
Supplemental noncash disclosures:
Loans transferred to OREO	$221	$6,079
Premises transferred to OREO	$799	$273
Loans transferred to loans held for sale	$—	$1,965
Consideration received from sale of subsidiary or division	$—	$12,123

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

See Note 2 – Business Combinations and Divestitures for details of the THF and TCA sales and their impact on our consolidated financial statements.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from contracts with customers.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”) to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 was effective for the Company on January 1, 2018 and is to be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered business combinations or asset purchases.

Newly Issued, But Not Yet Effective Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU, however, the majority of the Company’s properties and equipment are owned, not leased. At June 30, 2018, the Company had contractual operating lease commitments of approximately $22,092,000, before considering renewal options that are generally present.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018, however, the Company does not currently plan to early adopt the ASU. The Company has assessed its data and system needs and is evaluating the impact that adoption of this standard will have on the financial condition and results of operations of the Company.

NOTE 2 – Business combinations AND DIVESTITURES

Interstate Capital Corporation

On June 2, 2018, the Company acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s (“ICC”) accounts receivable factoring business and other related financial services. ICC operates out of offices located in El Paso, Texas and Santa Teresa, New Mexico and provides invoice factoring to small and medium-sized businesses.

A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$75
Factored receivables	131,017
Premises and equipment	279
Intangible assets	13,920
Other assets	144
145,435
Liabilities assumed:
Deposits	7,389
Other liabilities	763
8,152
Fair value of net assets acquired	137,283
Consideration:
Cash paid	160,258
Contingent consideration	20,000
Total consideration	180,258
Goodwill	$42,975

ICC’s net assets acquired were allocated to the Company’s Factoring segment whose factoring operations were significantly expanded as a result of the transaction. The Company has recognized goodwill of $42,975,000, which was calculated as the excess of both the fair value of cash consideration exchanged and the fair value of the contingent liability assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Factoring segment. The goodwill in this acquisition resulted from expected synergies and expansion in the factoring market. The goodwill will be deducted for tax purposes. The intangible assets recognized include a customer relationship intangible asset with an acquisition date fair value of $13,500,000 which will be amortized utilizing an accelerated method over its eight year estimated useful life and a trade name intangible asset with an acquisition date fair value of $420,000 which will be amortized on a straight-line basis over its three year estimated useful life.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consideration paid included contingent consideration with an acquisition date fair value of $20,000,000. The contingent consideration is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition and is correlated to historical monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price. Final contingent consideration payout will range from $0 to $22,000,000 and the fair value of the associated liability will be remeasured each reporting period with changes in fair value reflected in operating results.

The operations of ICC are reflected in the Company’s Factoring segment and included in the Company’s operating results beginning June 2, 2018. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.

Expenses related to the acquisition, including professional fees and other transaction costs, totaling $1,094,000 were recorded in noninterest expense in the consolidated statements of income during the three months ended June 30, 2018.

First Bancorp of Durango, Inc. and Southern Colorado Corp.

On April 9, 2018 the Company entered into agreements to acquire (i) First Bancorp of Durango, Inc. and its community banking subsidiaries, First National Bank of Durango and Bank of New Mexico and (ii) Southern Colorado Corp. and its community banking subsidiary, Citizens Bank of Pagosa Springs for aggregate cash consideration of approximately $147,500,000. At December 31, 2017, First Bancorp of Durango, Inc. had $646,000,000 in assets, including $271,000,000 in loans, and $574,000,000 in deposits, and Southern Colorado Corp. had $88,000,000 in assets, including $37,000,000 in loans, and $79,000,000 in deposits. The transactions are expected to close during the third quarter of 2018 and are subject to certain customary closing conditions, including receipt of regulatory approvals.

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

Valley Bancorp, Inc.

Effective December 9, 2017, the Company acquired Valley Bancorp, Inc. (“Valley”) and its community banking subsidiary, Valley Bank & Trust, in an all-cash transaction. Valley Bank & Trust serves individuals and business customers from seven locations across the northern front range including Brighton, Dacono, Denver, Hudson, Westminster and Strasburg, Colorado. Valley Bank & Trust was merged into TBK Bank upon closing. The acquisition expanded the Company’s market in Colorado and further diversified the Company’s loan, customer, and deposit base.

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

The Company has recognized goodwill of $10,523,000, which was calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in this acquisition resulted from expected synergies and expansion in the Colorado market. The goodwill will be deducted for tax purposes. The intangible assets recognized in the transaction will be amortized utilizing an accelerated method over their ten year estimated useful lives. Effective June 30, 2018 the Company reversed a previously established $1.7 million measurement period adjustment for a post-retirement benefit obligation related to an acquired split-dollar bank-owned life insurance policy based on new information obtained about the acquired policy’s conditions existing at the acquisition date. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.

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

A summary of the consideration received and the gain on sale is as follows:

(Dollars in thousands)
Consideration received (fair value):
Cash	$10,554
Loan receivable	10,500
Revenue share	1,623
Total consideration received	22,677
Carrying value of TCA membership interest	1,417
Gain on sale of subsidiary or division	21,260
Transaction costs	400
Gain on sale of subsidiary or division, net of transaction costs	$20,860

The Company financed a portion of the consideration received with a $10,500,000 term credit facility.  Terms of the floating rate credit facility provide for quarterly principal and interest payments with an interest rate floor of 5.50%, maturing on March 31, 2023.

In addition, the Company is entitled to receive an annual earn-out payment representing 3% of TCA’s future annual gross revenue, with a total maximum earn-out amount of $2,500,000.  The revenue share earn-out was considered contingent consideration which the Company recorded as an asset at its estimated fair value of $1,623,000 on the date of sale. The fair value of the revenue share asset was $1,534,000 at June 30, 2018.

The Company incurred pre-tax expenses related to the transaction, including professional fees and other direct transaction costs, totaling $400,000 which were netted against the gain on sale of subsidiary in the consolidated statements of income during the three months ended March 31, 2017.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - SECURITIES

Equity Securities

The Company held equity securities with fair values of $5,025,000 and $5,006,000 at June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018, the Company recognized unrealized gains of $100,000 and $25,000, respectively, on the equity securities held at June 30, 2018, which were recorded in noninterest income in the consolidated statements of income. There were no sales of equity securities during the three and six months ended June 30, 2018.

Debt Securities

Debt securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of debt securities and their approximate fair values are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$96,925	$—	$(1,260)	$95,665
U.S. Treasury notes	1,948	—	(37)	1,911
Mortgage-backed securities, residential	30,525	223	(510)	30,238
Asset backed securities	10,713	35	(82)	10,666
State and municipal	36,285	9	(681)	35,613
Corporate bonds	5,817	18	(81)	5,754
SBA pooled securities	3,366	1	(30)	3,337
Total available for sale securities	$185,579	$286	$(2,681)	$183,184

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,673	$—	$(580)	$8,093

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$110,531	$76	$(717)	$109,890
U.S. Treasury notes	1,940	—	(6)	1,934
Mortgage-backed securities, residential	33,537	306	(180)	33,663
Asset backed securities	11,883	47	(85)	11,845
State and municipal	74,684	150	(443)	74,391
Corporate bonds	15,271	52	(3)	15,320
SBA pooled securities	3,535	27	(2)	3,560
Total available for sale securities	$251,381	$658	$(1,436)	$250,603

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,557	$—	$(1,030)	$7,527

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair value of securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$20,615	$20,509	$—	$—
Due from one year to five years	89,283	87,951	—	—
Due from five years to ten years	20,723	20,278	3,352	3,282
Due after ten years	10,354	10,205	5,321	4,811
	140,975	138,943	8,673	8,093
Mortgage-backed securities, residential	30,525	30,238	—	—
Asset backed securities	10,713	10,666	—	—
SBA pooled securities	3,366	3,337	—	—
	$185,579	$183,184	$8,673	$8,093

Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds	$—	$—	$34,196	$—
Gross gains	—	—	5	—
Gross losses	—	—	(277)	—

Debt securities with a carrying amount of approximately $54,226,000 and $85,985,000 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to debt securities with gross unrealized and unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2018	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$64,383	$(643)	$31,281	$(617)	$95,664	$(1,260)
U.S. Treasury notes	1,911	(37)	—	—	1,911	(37)
Mortgage-backed securities, residential	11,747	(247)	5,907	(263)	17,654	(510)
Asset backed securities	—	—	4,916	(82)	4,916	(82)
State and municipal	26,877	(517)	7,476	(164)	34,353	(681)
Corporate bonds	4,938	(80)	149	(1)	5,087	(81)
SBA pooled securities	3,237	(30)	—	—	3,237	(30)
	$113,093	$(1,554)	$49,729	$(1,127)	$162,822	$(2,681)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
June 30, 2018	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$1,659	$(187)	$6,434	$(393)	$8,093	$(580)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$47,605	$(166)	$40,053	$(551)	$87,658	$(717)
	$1,934	$(6)	$—	$—	1,934	(6)
Mortgage-backed securities, residential	10,349	(21)	6,200	(159)	16,549	(180)
Asset backed securities	4,898	(85)	—	—	4,898	(85)
State and municipal	32,257	(216)	12,138	(227)	44,395	(443)
Corporate bonds	4,073	(2)	149	(1)	4,222	(3)
SBA pooled securities	1,654	(2)	—	—	1,654	(2)
	$102,770	$(498)	$58,540	$(938)	$161,310	$(1,436)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$1,835	$(28)	$5,692	$(1,002)	$7,527	$(1,030)
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

At June 30, 2018, the Company had 157 debt securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2018, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the recorded investment and unpaid principal for loans:

	June 30, 2018			December 31, 2017
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$766,839	$773,357	$(6,518)	$745,893	$753,803	$(7,910)
Construction, land development, land	147,852	150,423	(2,571)	134,812	138,045	(3,233)
1-4 family residential properties	122,653	123,783	(1,130)	125,827	127,499	(1,672)
Farmland	177,060	180,223	(3,163)	180,141	184,006	(3,865)
Commercial	1,006,443	1,007,769	(1,326)	920,812	924,133	(3,321)
Factored receivables	603,812	606,744	(2,932)	374,410	376,046	(1,636)
Consumer	28,775	28,787	(12)	31,131	31,144	(13)
Mortgage warehouse	343,028	343,574	(546)	297,830	297,830	—
Total	3,196,462	$3,214,660	$(18,198)	2,810,856	$2,832,506	$(21,650)
Allowance for loan and lease losses	(24,547)			(18,748)
	$3,171,915			$2,792,108

The difference between the recorded investment and the unpaid principal balance is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $14,628,000 and $18,706,000 at June 30, 2018 and December 31, 2017, respectively, and (2) net deferred origination and factoring fees totaling $3,570,000 and $2,944,000 at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company had $50,732,000 and $32,459,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $773,873,000 and $596,230,000 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the six months ended June 30, 2017, loans with a carrying amount of $1,965,000 were transferred to loans held for sale as the Company made the decision to sell the loans. These loans were subsequently sold resulting in proceeds of $1,919,000 and losses on sale of loans of $46,000, which were recorded as other noninterest income in the consolidated statements of income. No loans were transferred to loans held for sale during the three months ended June 30, 2018 and 2017. There were no loans sold during the six months ended June 30, 2018, other than those included in the sale of THF. See Note 2 – Business Combinations and Divestitures for details of the THF sale and its impact on our consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended June 30, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$3,468	$337	$(2)	$—	$3,803
Construction, land development, land	998	25	—	2	1,025
1-4 family residential properties	248	4	(14)	2	240
Farmland	618	91	(200)	—	509
Commercial	9,193	964	(1)	74	10,230
Factored receivables	4,493	3,317	(116)	33	7,727
Consumer	719	110	(234)	75	670
Mortgage warehouse	285	58	—	—	343
	$20,022	$4,906	$(567)	$186	$24,547

(Dollars in thousands)	Beginning				Ending
Three months ended June 30, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$2,243	$263	$—	$—	$2,506
Construction, land development, land	566	512	(163)	—	915
1-4 family residential properties	160	(25)	—	14	149
Farmland	214	47	—	—	261
Commercial	11,177	(504)	(226)	156	10,603
Factored receivables	4,064	814	(386)	15	4,507
Consumer	547	233	(308)	155	627
Mortgage warehouse	122	107	—	—	229
	$19,093	$1,447	$(1,083)	$340	$19,797

(Dollars in thousands)	Beginning				Ending
Six months ended June 30, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$3,435	$370	$(2)	$—	$3,803
Construction, land development, land	883	132	—	10	1,025
1-4 family residential properties	293	(44)	(14)	5	240
Farmland	310	399	(200)	—	509
Commercial	8,150	2,571	(627)	136	10,230
Factored receivables	4,597	3,786	(700)	44	7,727
Consumer	783	194	(490)	183	670
Mortgage warehouse	297	46	—	—	343
	$18,748	$7,454	$(2,033)	$378	$24,547

(Dollars in thousands)	Beginning				Ending
Six months ended June 30, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,813	$830	$(137)	$—	$2,506
Construction, land development, land	465	1,025	(582)	7	915
1-4 family residential properties	253	(95)	(28)	19	149
Farmland	170	91	—	—	261
Commercial	8,014	5,289	(3,078)	378	10,603
Factored receivables	4,088	1,333	(966)	52	4,507
Consumer	420	605	(607)	209	627
Mortgage warehouse	182	47	—	—	229
	$15,405	$9,125	$(5,398)	$665	$19,797

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
June 30, 2018	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$5,874	$751,150	$9,815	$766,839	$460	$3,343	$—	$3,803
Construction, land development, land	140	143,832	3,880	147,852	21	1,004	—	1,025
1-4 family residential properties	2,170	119,907	576	122,653	125	115	—	240
Farmland	3,513	173,440	107	177,060	72	437	—	509
Commercial	29,478	976,319	646	1,006,443	2,199	8,027	4	10,230
Factored receivables	4,607	599,205	—	603,812	1,535	6,192	—	7,727
Consumer	263	28,512	—	28,775	50	620	—	670
Mortgage warehouse	—	343,028	—	343,028	—	343	—	343
	$46,045	$3,135,393	$15,024	$3,196,462	$4,462	$20,081	$4	$24,547

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2017	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,013	$735,118	$9,762	$745,893	$123	$3,312	$—	$3,435
Construction, land development, land	136	130,732	3,944	134,812	—	883	—	883
1-4 family residential properties	2,638	122,093	1,096	125,827	152	141	—	293
Farmland	3,800	176,232	109	180,141	—	310	—	310
Commercial	26,616	893,509	687	920,812	1,409	6,741	—	8,150
Factored receivables	4,726	369,684	—	374,410	949	3,648	—	4,597
Consumer	384	30,747	—	31,131	80	703	—	783
Mortgage warehouse	—	297,830	—	297,830	—	297	—	297
	$39,313	$2,755,945	$15,598	$2,810,856	$2,713	$16,035	$—	$18,748

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from these tables.

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
June 30, 2018	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$4,755	$4,755	$460	$1,119	$1,185
Construction, land development, land	88	88	21	52	52
1-4 family residential properties	221	216	125	1,949	2,053
Farmland	914	900	72	2,599	2,881
Commercial	14,981	15,010	2,199	14,497	14,649
Factored receivables	4,607	4,607	1,535	—	—
Consumer	170	163	50	93	99
Mortgage warehouse	—	—	—	—	—
PCI	79	64	4	—	—
	$25,815	$25,803	$4,466	$20,309	$20,919

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2017	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$165	$165	$123	$848	$881
Construction, land development, land	—	—	—	136	136
1-4 family residential properties	237	235	152	2,401	2,519
Farmland	—	—	—	3,800	4,071
Commercial	9,194	9,191	1,409	17,422	17,605
Factored receivables	4,726	4,726	949	—	—
Consumer	271	267	80	113	115
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$14,593	$14,584	$2,713	$24,720	$25,327

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents average impaired loans and interest recognized on impaired:

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$3,378	$6	$793	$1
Construction, land development, land	140	—	275	—
1-4 family residential properties	2,251	2	1,488	6
Farmland	3,834	10	3,200	9
Commercial	29,088	174	24,023	109
Factored receivables	4,175	—	3,512	—
Consumer	346	—	122	—
Mortgage warehouse	—	—	—	—
PCI	40	—	1,494	—
	$43,252	$192	$34,907	$125

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$3,443	$6	$1,159	$1
Construction, land development, land	138	—	248	—
1-4 family residential properties	2,404	4	1,402	7
Farmland	3,657	17	2,406	18
Commercial	28,047	664	27,960	232
Factored receivables	4,666	—	3,235	—
Consumer	323	1	89	—
Mortgage warehouse	—	—	—	—
PCI	40	—	405	—
	$42,718	$692	$36,904	$258

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
June 30, 2018	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$3,220	$—	$5,875	$9,095
Construction, land development, land	555	—	140	695
1-4 family residential properties	970	79	2,094	3,143
Farmland	2,152	—	2,744	4,896
Commercial	5,930	313	26,400	32,643
Factored receivables	25,190	2,331	—	27,521
Consumer	739	—	270	1,009
Mortgage warehouse	—	—	—	—
PCI	—	—	2,221	2,221
	$38,756	$2,723	$39,744	$81,223

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2017	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$1,374	$—	$1,012	$2,386
Construction, land development, land	—	—	136	136
1-4 family residential properties	1,378	62	2,625	4,065
Farmland	250	109	3,412	3,771
Commercial	6,630	39	22,247	28,916
Factored receivables	20,858	1,454	—	22,312
Consumer	947	—	384	1,331
Mortgage warehouse	165	—	—	165
PCI	72	—	2,333	2,405
	$31,674	$1,664	$32,149	$65,487

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Nonaccrual loans(1)	$39,744	$32,149
Factored receivables greater than 90 days past due	2,331	1,454
Troubled debt restructurings accruing interest	3,746	5,128
	$45,821	$38,731
(1)	Includes troubled debt restructurings of $6,295,000 and $14,009,000 at June 30, 2018 and December 31, 2017, respectively.

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

As of June 30, 2018 and December 31, 2017, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
June 30, 2018	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$752,953	$4,071	$—	$9,815	$766,839
Construction, land development, land	143,832	140	—	3,880	147,852
1-4 family residential	119,900	2,177	—	576	122,653
Farmland	171,272	5,681	—	107	177,060
Commercial	972,695	33,102	—	646	1,006,443
Factored receivables	599,564	3,412	836	—	603,812
Consumer	28,498	277	—	—	28,775
Mortgage warehouse	343,028	—	—	—	343,028
	$3,131,742	$48,860	$836	$15,024	$3,196,462

(Dollars in thousands)
December 31, 2017	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$732,175	$3,956	$—	$9,762	$745,893
Construction, land development, land	130,732	136	—	3,944	134,812
1-4 family residential	122,044	2,687	—	1,096	125,827
Farmland	171,017	9,015	—	109	180,141
Commercial	878,957	41,168	—	687	920,812
Factored receivables	370,839	2,325	1,246	—	374,410
Consumer	30,739	392	—	—	31,131
Mortgage warehouse	297,830	—	—	—	297,830
	$2,734,333	$59,679	$1,246	$15,598	$2,810,856

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $10,041,000 and $19,137,000 as of June 30, 2018 and December 31, 2017, respectively. The Company had allocated specific allowances for these loans of $650,000 and $535,000 at June 30, 2018 and December 31, 2017, respectively, and had not committed to lend additional amounts. The Company’s troubled debt restructurings are the result of granting a borrower that is experiencing financial difficulty a concession such as extending amortization periods, reducing contractual interest rates, or a combination thereof. The Company did not grant principal reductions on any restructured loans.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans modified as troubled debt restructurings that occurred during the six months ended June 30, 2018 and 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
June 30, 2018	Loans	Investment	Investment
1-4 family residential properties	3	$111	$111
Commercial	2	$75	$75
Total	5	$186	$186

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
June 30, 2017	Loans	Investment	Investment
Commercial	4	$186	$186

During the six months ended June 30, 2018, the Company had one loan modified as troubled debt restructurings with a recorded investment of $156,000 for which there was a payment default within twelve months following the modification. During the six months ended June 30, 2017, the Company had three loans modified as troubled debt restructurings with a recorded investment of $2,983,000 for which there were payment defaults within twelve months following the modification. The full recorded investment in one of these loans of $2,702,000 was charged off during the period. Default is determined at 90 or more days past due.

Residential Real Estate Loans In Process of Foreclosure

At June 30, 2018, the Company had $20,000 in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at June 30, 2018 and December 31, 2017, are as follows:

	June 30,	December 31,
	2018	2017
Contractually required principal and interest:
Real estate loans	$15,217	$16,360
Commercial loans	3,191	3,501
Outstanding contractually required principal and interest	$18,408	$19,861
Gross carrying amount included in loans receivable	$15,024	$15,598

The changes in accretable yield during the three and six months ended June 30, 2018 and 2017 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accretable yield, beginning balance	$2,442	$3,432	$2,793	$4,261
Additions	—	—	—	—
Accretion	(354)	(2,234)	(738)	(2,706)
Reclassification from nonaccretable to accretable yield	17	1,928	50	2,011
Disposals	—	—	—	(440)
Accretable yield, ending balance	$2,105	$3,126	$2,105	$3,126

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Goodwill	$86,668	$44,126

	June 30, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$29,511	$(13,443)	$16,068	$29,511	$(11,335)	$18,176
Other intangible assets	15,438	(397)	15,041	1,764	(288)	1,476
	$44,949	$(13,840)	$31,109	$31,275	$(11,623)	$19,652

The changes in goodwill and intangible assets during the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$63,923	$44,232	$63,778	$46,531
Acquired goodwill	42,975	—	42,975	151
Goodwill measurement period adjustment	(1,680)	—	—	—
Acquired intangibles	13,920	—	13,935	—
Divestiture	—	—	(433)	(1,339)
Amortization of intangibles	(1,361)	(911)	(2,478)	(2,022)
Ending balance	$117,777	$43,321	$117,777	$43,321

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

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $8,673,000 and $8,557,000 at June 30, 2018 and December 31, 2017, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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

Collateralized Loan Obligation Fund – Warehouse Phase

From time to time, the Company may invest in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse phases. The Company’s investments in these CLO funds are repaid when the CLO funds’ warehouse phases are closed and the CLO offerings are issued. The Company’s maximum exposure to loss as a result of its involvement with these CLO funds is limited to the carrying amount of its investments in the subordinated debt of the CLO funds. The Company did not hold any investments in the subordinated debt of CLO funds during their warehouse phase at December 31, 2017 or during the six months ended June 30, 2018. Income from the Company’s investments in CLO warehouse entities totaled $990,000 and $1,954,000 during the three and six months ended June 30, 2017, respectively, which is included in other noninterest income within the Company’s consolidated statements of income.

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

NOTE 7 - Deposits

Deposits at June 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Noninterest bearing demand	$561,033	$564,225
Interest bearing demand	358,246	403,244
Individual retirement accounts	101,380	108,505
Money market	268,699	283,969
Savings	239,127	235,296
Certificates of deposit	751,290	837,384
Brokered deposits	345,167	188,725
Total Deposits	$2,624,942	$2,621,348

At June 30, 2018, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	June 30, 2018
Within one year	$966,202
After one but within two years	145,823
After two but within three years	40,737
After three but within four years	30,331
After four but within five years	14,744
Total	$1,197,837

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $146,333,000 and $158,197,000 at June 30, 2018 and December 31, 2017, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$87,788	$295,850	$133,634	$242,236
Standby letters of credit	2,513	2,647	1,998	8,169
Mortgage warehouse commitments	$—	242,186	$—	239,632

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

The Company records a liability for loan and lease losses on off-balance sheet lending-related commitments through a charge to other noninterest expense on the Company’s consolidated statements of income. At June 30, 2018 and December 31, 2017, the liability for loan and lease losses on off-balance sheet lending-related commitments totaled $387,000 and $501,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

In addition to the commitments above, the Company had overdraft protection available in the amounts of $2,973,000 and $2,397,000 at June 30, 2018 and December 31, 2017, respectively.

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

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2018	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$95,665	$—	$95,665
U.S. Treasury notes	—	1,911	—	1,911
Mortgage-backed securities, residential	—	30,238	—	30,238
Asset backed securities	—	10,666	—	10,666
State and municipal	—	35,613	—	35,613
Corporate bonds	—	5,754	—	5,754
SBA pooled securities	—	3,337	—	3,337
	$—	$183,184	$—	$183,184

Equity securities
Mutual fund	$5,025	$—	$—	$5,025

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$109,890	$—	$109,890
U.S. Treasury notes	—	1,934	—	1,934
Mortgage-backed securities, residential	—	33,663	—	33,663
Asset backed securities	—	11,845	—	11,845
State and municipal	—	74,391	—	74,391
Corporate bonds	—	15,320	—	15,320
SBA pooled securities	—	3,560	—	3,560
	$—	$250,603	$—	$250,603

Equity securities
Mutual fund	$5,006	$—	$—	$5,006

There were no transfers between levels during 2018 or 2017.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$4,295	$4,295
Construction, land development, land	—	—	67	67
1-4 family residential properties	—	—	96	96
Farmland	—	—	842	842
Commercial	—	—	12,782	12,782
Factored receivables	—	—	3,072	3,072
Consumer	—	—	120	120
PCI	—	—	75	75
Other real estate owned (1)
Commercial	—	—	515	515
	$—	$—	$21,864	$21,864

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$42	$42
1-4 family residential properties	—	—	85	85
Commercial	—	—	7,785	7,785
Factored receivables	—	—	3,777	3,777
Consumer	—	—	191	191
Other real estate owned (1)
Commercial	—	—	138	138
Construction, land development, land	—	—	202	202
	$—	$—	$12,220	$12,220

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at June 30, 2018 and December 31, 2017 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
June 30, 2018	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$133,365	$133,365	$—	$—	$133,365
Securities - held to maturity	8,673	—	—	8,093	8,093
Loans not previously presented, gross	3,170,647	—	—	3,156,021	3,156,021
FHLB stock	19,223	N/A	N/A	N/A	N/A
Accrued interest receivable	15,193	15,193	—	—	15,193

Financial liabilities:
Deposits	2,624,942	—	2,616,370	—	2,616,370
Customer repurchase agreements	10,509	—	10,509	—	10,509
Federal Home Loan Bank advances	420,000	—	420,000	—	420,000
Subordinated notes	48,878	—	50,841	—	50,841
Junior subordinated debentures	38,849	—	40,795	—	40,795
Accrued interest payable	4,380	4,380	—	—	4,380

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2017	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$134,129	$134,129	$—	$—	$134,129
Securities - held to maturity	8,557	—	—	7,527	7,527
Loans not previously presented, net	2,780,228	—	—	2,800,362	2,800,362
Loans included in assets held for sale, net	68,668	—	—	69,268	69,268
FHLB stock	16,006	N/A	N/A	N/A	N/A
Accrued interest receivable	15,517	15,517	—	—	15,517

Financial liabilities:
Deposits	2,621,348	—	2,616,034	—	2,616,034
Customer repurchase agreements	11,488	—	11,488	—	11,488
Federal Home Loan Bank advances	365,000	—	365,000	—	365,000
Subordinated notes	48,828	—	52,310	—	52,310
Junior subordinated debentures	38,623	—	41,563	—	41,563
Accrued interest payable	3,323	3,323	—	—	3,323

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2018 and December 31, 2017, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2018 and December 31, 2017, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2018 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company and TBK Bank as of June 30, 2018 and December 31, 2017 are presented in the following table.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$600,394	16.7%	$286,840	8.0%	N/A	N/A
TBK Bank, SSB	$401,800	11.7%	$274,269	8.0%	$342,836	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$526,582	14.7%	$215,130	6.0%	N/A	N/A
TBK Bank, SSB	$376,968	11.0%	$205,701	6.0%	$274,268	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$478,075	13.3%	$161,348	4.5%	N/A	N/A
TBK Bank, SSB	$376,968	11.0%	$154,276	4.5%	$222,843	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$526,582	15.0%	$140,394	4.0%	N/A	N/A
TBK Bank, SSB	$376,968	10.9%	$138,127	4.0%	$172,658	5.0%

As of December 31, 2017
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$436,036	13.2%	$264,026	8.0%	N/A	N/A
TBK Bank, SSB	$361,068	11.4%	$254,139	8.0%	$317,674	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$367,958	11.1%	$198,019	6.0%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$190,603	6.0%	$254,137	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$320,265	9.7%	$148,514	4.5%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$142,952	4.5%	$206,486	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$367,958	11.8%	$124,754	4.0%	N/A	N/A
TBK Bank, SSB	$341,910	11.1%	$123,088	4.0%	$153,860	5.0%

Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

Beginning in January 2016, the implementation of the capital conservation buffer set forth by the Basel III regulatory capital framework was effective for the Company starting at 0.625% of risk weighted assets above the minimum risk based capital ratio requirements and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer was 1.875% and 1.25% at June 30, 2018 and December 31, 2017, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At June 30, 2018 and December 31, 2017, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

Common Stock

	June 30, 2018	December 31, 2017
Shares authorized	50,000,000	50,000,000
Shares issued	26,364,052	20,912,396
Treasury shares	(103,267)	(91,951)
Shares outstanding	26,260,785	20,820,445
Par value per share	$0.01	$0.01

Preferred Stock

	Series A		Series B
(Dollars in thousands, except per share amounts)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Shares authorized	50,000	50,000	115,000	115,000
Shares issued	45,500	45,500	51,076	51,076
Shares outstanding	45,500	45,500	51,076	51,076
Par value per share	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Liquidation preference amount	$4,550	$4,550	$5,108	$5,108
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	N/A	N/A
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

Common Stock Offering

On April 12, 2018 the Company completed an underwritten public offering of 5,405,000 shares of the Company’s common stock, including 705,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at $37.50 per share for total gross proceeds of $202,688,000. Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $192,053,000.

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $567,000 and $1,053,000 for the three and six months ended June 30, 2018, respectively, and $323,000 and $1,025,000 for the three and six months ended June 30, 2017, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the six months ended June 30, 2018 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2018	102,776	$18.68
Granted	45,290	39.91
Vested	(58,435)	18.48
Forfeited	(1,792)	22.77
Nonvested at June 30, 2018	87,839	$29.69

RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2018, there was $1,889,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 3.46 years.

Restricted Stock Units

A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2018 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Shares	Fair Value
Nonvested at January 1, 2018	—	$—
Granted	59,658	38.75
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2018	59,658	$38.75

RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2018, there was $2,235,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 4.84 years.

Performance Stock Units

A summary of changes in the Company’s nonvested Performance Stock Units (“PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2018 were as follows:

		Weighted-Average
		Grant-Date
Nonvested PSUs	Shares	Fair Value
Nonvested at January 1, 2018	—	$—
Granted	59,658	38.57
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2018	59,658	$38.57

PSUs granted to employees under the Omnibus Incentive Plan vest after five years. The number of shares issued upon vesting will range from 0% to 175% of the PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

TSR of a specified group of peer banks. Compensation expense for the PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of PSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation date.

Six Months Ended
June 30, 2018
Grant date	May 1, 2018
Performance period	5.00 Years
Stock price	$38.85
Triumph stock price volatility	29.13%
Risk-free rate	2.76%

As of June 30, 2018, there was $2,224,000 of unrecognized compensation cost related to the nonvested PSUs. The cost is expected to be recognized over a remaining period of 4.84 years.

Stock Options

A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the six months ended June 30, 2018 were as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2018	185,328	$18.97
Granted	51,952	38.75
Exercised	(2,556)	17.16
Forfeited or expired	(3,186)	18.98
Outstanding at June 30, 2018	231,538	$23.43	8.47	$4,010

Fully vested shares and shares expected to vest at June 30, 2018	231,538	$23.43	8.47	$4,010

Shares exercisable at June 30, 2018	75,550	$17.73	7.95	$1,739

Information related to the stock options for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017
Aggregate intrinsic value of options exercised	$59	$243
Cash received from option exercises	—	281
Tax benefit realized from options exercises	12	85
Weighted average fair value of options granted	$13.22	$8.71

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the stock options granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.85%	2.11%
Expected term	6.25 years	6.25 Years
Expected stock price volatility	28.07%	29.70%
Dividend yield	—	—

As of June 30, 2018, there was $954,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.34 years.

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Basic
Net income to common stockholders	$12,192	$9,467	$24,070	$19,748
Weighted average common shares outstanding	25,519,108	18,012,905	23,133,489	17,984,184
Basic earnings per common share	$0.48	$0.53	$1.04	$1.10
Diluted
Net income to common stockholders	$12,192	$9,467	$24,070	$19,748
Dilutive effect of preferred stock	193	193	383	385
Net income to common stockholders - diluted	$12,385	$9,660	$24,453	$20,133
Weighted average common shares outstanding	25,519,108	18,012,905	23,133,489	17,984,184
Dilutive effects of:
Assumed conversion of Preferred A	315,773	315,773	315,773	315,773
Assumed conversion of Preferred B	354,471	354,471	354,471	354,471
Assumed exercises of stock warrants	—	129,896	—	137,896
Assumed exercises of stock options	86,821	32,592	85,123	40,233
Restricted stock awards	37,417	47,521	60,425	67,308
Restricted stock units	2,288	—	862	—
Performance stock units	—	—	—	—
Average shares and dilutive potential common shares	26,315,878	18,893,158	23,950,143	18,899,865
Diluted earnings per common share	$0.47	$0.51	$1.02	$1.07

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares assumed to be converted from Preferred Stock Series A	—	—	—	—
Shares assumed to be converted from Preferred Stock Series B	—	—	—	—
Stock options	51,952	58,442	51,952	58,442
Restricted stock awards	—	35,270	—	35,270
Restricted stock units	—	—	—	—
Performance stock units	59,658	—	59,658	—

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

(Dollars in thousands)
Three Months Ended June 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$40,376	$20,314	$559	$61,249
Intersegment interest allocations	4,155	(4,155)	—	—
Total interest expense	6,440	—	1,552	7,992
Net interest income (expense)	38,091	16,159	(993)	53,257
Provision for loan losses	1,592	3,313	1	4,906
Net interest income after provision	36,499	12,846	(994)	48,351
Noninterest income	4,033	920	(8)	4,945
Noninterest expense	26,401	10,311	691	37,403
Operating income (loss)	$14,131	$3,455	$(1,693)	$15,893

(Dollars in thousands)
Three Months Ended June 30, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$32,733	$10,387	$418	$43,538
Intersegment interest allocations	1,729	(1,729)	—	—
Total interest expense	3,670	—	1,311	4,981
Net interest income (expense)	30,792	8,658	(893)	38,557
Provision for loan losses	619	812	16	1,447
Net interest income after provision	30,173	7,846	(909)	37,110
Noninterest income	3,577	758	867	5,202
Noninterest expense	21,216	5,482	623	27,321
Operating income (loss)	$12,534	$3,122	$(665)	$14,991

(Dollars in thousands)
Six Months Ended June 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$79,280	$35,094	$993	$115,367
Intersegment interest allocations	7,088	(7,088)	—	—
Total interest expense	11,994	—	2,986	14,980
Net interest income (expense)	74,374	28,006	(1,993)	100,387
Provision for loan losses	3,736	3,706	12	7,454
Net interest income after provision	70,638	24,300	(2,005)	92,933
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	7,620	1,510	(84)	9,046
Noninterest expense	52,939	17,165	1,341	71,445
Operating income (loss)	$26,390	$8,645	$(3,430)	$31,605

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)
Six Months Ended June 30, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$60,232	$19,092	$546	$79,870
Intersegment interest allocations	3,018	(3,018)	—	—
Total interest expense	6,882	—	2,612	9,494
Net interest income (expense)	56,368	16,074	(2,066)	70,376
Provision for loan losses	7,640	1,393	92	9,125
Net interest income after provision	48,728	14,681	(2,158)	61,251
Gain on sale of subsidiary or division	—	—	20,860	20,860
Other noninterest income	7,107	1,428	3,092	11,627
Noninterest expense	43,187	11,077	7,894	62,158
Operating income (loss)	$12,648	$5,032	$13,900	$31,580

(Dollars in thousands)
June 30, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,667,251	$652,734	$719,562	$(1,244,916)	$3,794,631
Gross loans	$3,105,604	$577,548	$12,060	$(498,750)	$3,196,462

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$504,656	$(810,867)	$3,499,033
Gross loans	$2,784,147	$346,293	$11,936	$(331,520)	$2,810,856

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset based lending, equipment lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of June 30, 2018, we had consolidated total assets of $3.795 billion, total loans held for investment of $3.196 billion, total deposits of $2.625 billion and total stockholders’ equity of $607.2 million.

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector, and our asset based lending, equipment finance, and premium finance products. Our aggregate outstanding balances for these products increased $309.4 million, or 34.5%, to $1.207 billion as of June 30, 2018, primarily due to organic growth as well as increased factored receivables resulting from the acquisition of Interstate Capital Corporation as discussed below.

The following table sets forth our commercial finance product lines:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Commercial finance
Equipment	$290,314	$254,119
Asset based lending	261,412	213,471
Premium finance	51,416	55,520
Factored receivables	603,812	374,410
Total commercial finance loans	$1,206,954	$897,520

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. As a result, we have determined our reportable segments are Banking, Factoring, and Corporate. For the six months ended June 30, 2018, our Banking segment generated 70% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 29% of our total revenue, and our Corporate segment generated 1% of our total revenue. On March 31, 2017, we sold our 100% membership interest in Triumph Capital Advisors, LLC (“TCA”) and discontinued fee based asset management services. TCA operations were not material during the year ended December 31, 2017 and are reflected in our Corporate segment, along with the gain on sale of our membership interest in TCA.

Second Quarter 2018 Overview

Net income available to common stockholders for the three months ended June 30, 2018 was $12.2 million, or $0.47 per diluted share, compared to net income available to common stockholders for the three months ended June 30, 2017 of $9.5 million, or $0.51 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, adjusted net income to common stockholders was $13.0 million, or $0.50 per diluted share, for the three months ended June 30, 2018.  For the three months ended June 30, 2018, our return on average common equity was 8.54% and our return on average assets was 1.37%.

Net income available to common stockholders for the six months ended June 30, 2018 was $24.1 million, or $1.02 per diluted share, compared to net income available to common stockholders for the six months ended June 30, 2017 of $19.7 million, or $1.07 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $24.1 million, or $1.02 per diluted share, for the six months ended June 30, 2018, compared to adjusted net income to common stockholders for the six months ended June 30, 2017 of $9.8 million, or $0.54 per diluted share.  For the six months ended June 30, 2018, our return on average common equity was 10.05% and our return on average assets was 1.40%.

At June 30, 2018, we had total assets of $3.795 billion, including gross loans of $3.196 billion, compared to $3.499 billion of total assets and $2.811 billion of gross loans at December 31, 2017. Organic loan growth totaled $254.6 million during the six months ended June 30, 2018. Our commercial finance product lines increased from $897.5 million in aggregate as of December 31, 2017 to $1.207 billion as of June 30, 2018, an increase of 34.5%, and constitute 38% of our total loan portfolio at June 30, 2018.

At June 30, 2018, we had total liabilities of $3.187 billion, including total deposits of $2.625 billion, compared to $3.107 billion of total liabilities and $2.621 billion of total deposits at December 31, 2017. Deposits increased $3.6 million during the six months ended June 30, 2018.

At June 30, 2018, we had total stockholders' equity of $607.2 million. During the six months ended June 30, 2018, total stockholders’ equity increased $215.5 million, primarily due to $192.1 million of net proceeds from the April 12, 2018 common stock offering discussed below and our net income for the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 14.69% and 16.75%, respectively, at June 30, 2018.

2018 Items of Note

Interstate Capital Corporation

On June 2, 2018 we acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s (“ICC”) accounts receivable factoring business and other related financial services for total consideration of $180.3 million, which was comprised of $160.3 million in cash and contingent consideration with an initial fair value of $20.0 million. As part of the ICC acquisition, we acquired $131.0 million of factored receivables and recorded $13.9 million of intangible assets and $43.0 million of goodwill.

Common Stock Offering

On April 12, 2018, we completed an underwritten common stock offering issuing 5.4 million shares of our common stock, including 0.7 million shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at $37.50 per share for total gross proceeds of $202.7 million. Net proceeds after underwriting discounts and offering expenses were $192.1 million. A significant portion of the net proceeds of this offering were used to fund the ICC acquisition and will be used to fund a portion of the pending acquisitions of First Bancorp of Durango, Inc. and Southern Colorado Corp. Remaining proceeds will be used for general corporate purposes.

First Bancorp of Durango, Inc. and Southern Colorado Corp.

On April 9, 2018 we entered into agreements to acquire First Bancorp of Durango, Inc. and Southern Colorado Corp. for aggregate cash consideration of approximately $147.5 million. At December 31, 2017, First Bancorp of Durango, Inc. and Southern Colorado Corp. had a combined $734 million in assets, including $308 million in loans, and $653 million in deposits. The transaction is expected to close during the third quarter of 2018 and is subject to certain customary closing conditions, including receipt of regulatory approval.

Triumph Healthcare Finance

On January 19, 2018, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit the healthcare asset-based lending line of business. The decision to sell THF was made prior to the end of the fourth quarter, and at December 31, 2017, the fair value of the Disposal Group exceeded its carrying amount. As a result of this decision, the $71.4 million carrying amount of the Disposal Group was transferred to assets held for sale as of December 31, 2017. The sale was finalized on March 16, 2018 and resulted in a net pre-tax contribution to earnings for the six months ended June 30, 2018 of $1.1 million, or approximately $0.8 million net of tax.

For further information on the above transactions, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

2017 Items of Note

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

Independent Bank – Colorado Branches

On October 6, 2017, we, through our subsidiary TBK Bank, completed our acquisition of nine branch locations in Colorado from Independent Bank Group, Inc.’s banking subsidiary Independent Bank (the “Acquired Branches”) for an aggregate deposit premium of approximately $6.8 million, or 4.2%. As part of the acquisition, we acquired $95.8 million of loans, assumed $160.7 million of deposits associated with the branches and recorded $3.3 million of core deposit intangible assets and $5.8 million of goodwill.

Common Stock Offering

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

For further information on the above transactions, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Income Statement Data:
Interest income	$61,249	$43,538	$115,367	$79,870
Interest expense	7,992	4,981	14,980	9,494
Net interest income	53,257	38,557	100,387	70,376
Provision for loan losses	4,906	1,447	7,454	9,125
Net interest income after provision	48,351	37,110	92,933	61,251
Gain on sale of subsidiary or division	—	—	1,071	20,860
Other noninterest income	4,945	5,202	9,046	11,627
Noninterest income	4,945	5,202	10,117	32,487
Noninterest expense	37,403	27,321	71,445	62,158
Net income before income taxes	15,893	14,991	31,605	31,580
Income tax expense	3,508	5,331	7,152	11,447
Net income	12,385	9,660	24,453	20,133
Dividends on preferred stock	(193)	(193)	(383)	(385)
Net income available to common stockholders	$12,192	$9,467	$24,070	$19,748

Per Share Data:
Basic earnings per common share	$0.48	$0.53	$1.04	$1.10
Diluted earnings per common share	$0.47	$0.51	$1.02	$1.07
Weighted average shares outstanding - basic	25,519,108	18,012,905	23,133,489	17,984,184
Weighted average shares outstanding - diluted	26,315,878	18,893,158	23,950,143	18,899,865

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.50	$0.51	$1.02	$0.54
Adjusted weighted average shares outstanding - diluted	26,315,878	18,893,158	23,950,143	18,229,621

Performance ratios - Annualized:
Return on average assets	1.37%	1.42%	1.40%	1.52%
Return on average total equity	8.53%	12.60%	10.01%	13.49%
Return on average common equity	8.54%	12.75%	10.05%	13.67%
Return on average tangible common equity (1)	9.95%	14.94%	11.85%	16.17%
Yield on loans	8.09%	7.79%	7.88%	7.49%
Adjusted yield on loans (1)	7.59%	7.25%	7.48%	7.10%
Cost of interest bearing deposits	0.93%	0.74%	0.89%	0.73%
Cost of total deposits	0.73%	0.60%	0.70%	0.59%
Cost of total funds	1.06%	0.83%	1.00%	0.81%
Net interest margin	6.36%	6.16%	6.21%	5.78%
Adjusted net interest margin (1)	5.92%	5.70%	5.87%	5.45%
Efficiency ratio	64.26%	62.44%	64.65%	60.43%
Adjusted efficiency ratio (1)	62.38%	62.44%	64.29%	69.53%
Net noninterest expense to average assets	3.59%	3.26%	3.51%	2.24%
Adjusted net noninterest expense to average assets (1)	3.47%	3.26%	3.51%	3.43%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2018	2017
Balance Sheet Data:
Total assets	$3,794,631	$3,499,033
Cash and cash equivalents	133,365	134,129
Investment securities	196,882	264,166
Loans held for investment, net	3,171,915	2,792,108
Total liabilities	3,187,406	3,107,335
Noninterest bearing deposits	561,033	564,225
Interest bearing deposits	2,063,909	2,057,123
FHLB advances	420,000	365,000
Subordinated notes	48,878	48,828
Junior subordinated debentures	38,849	38,623
Total stockholders’ equity	607,225	391,698
Preferred stockholders' equity	9,658	9,658
Common stockholders' equity	597,567	382,040

Per Share Data:
Book value per share	$22.76	$18.35
Tangible book value per share (1)	$18.27	$15.29
Shares outstanding end of period	26,260,785	20,820,445

Asset Quality ratios(2):
Past due to total loans	2.54%	2.33%
Nonperforming loans to total loans	1.43%	1.38%
Nonperforming assets to total assets	1.28%	1.39%
ALLL to nonperforming loans	53.57%	48.41%
ALLL to total loans	0.77%	0.67%
Net charge-offs to average loans(3)	0.06%	0.28%

Capital ratios:
Tier 1 capital to average assets	15.00%	11.80%
Tier 1 capital to risk-weighted assets	14.69%	11.15%
Common equity Tier 1 capital to risk-weighted assets	13.33%	9.70%
Total capital to risk-weighted assets	16.75%	13.21%
Total stockholders' equity to total assets	16.00%	11.19%
Tangible common stockholders' equity ratio (1)	13.05%	9.26%

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

(2)	Asset quality ratios exclude loans held for sale.
(3)	Net charge-offs to average loans ratios are for the six months ended June 30, 2018 and the year ended December 31, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net income available to common stockholders	$12,192	$9,467	$24,070	$19,748
Gain on sale of subsidiary	—	—	(1,071)	(20,860)
Incremental bonus related to transaction	—	—	—	4,814
Transaction costs	1,094	—	1,094	325
Tax effect of adjustments	(257)	—	(9)	5,754
Adjusted net income available to common stockholders	$13,029	$9,467	$24,084	$9,781
Dilutive effect of convertible preferred stock	193	193	383	—
Adjusted net income available to common stockholders - diluted	$13,222	$9,660	$24,467	$9,781

Weighted average shares outstanding - diluted	26,315,878	18,893,158	23,950,143	18,899,865
Adjusted effects of assumed preferred stock conversion	—	—	—	(670,244)
Adjusted weighted average shares outstanding - diluted	26,315,878	18,893,158	23,950,143	18,229,621
Adjusted diluted earnings per common share	$0.50	$0.51	$1.02	$0.54

Net income available to common stockholders	$12,192	$9,467	$24,070	$19,748
Average tangible common equity	491,492	254,088	409,509	246,290
Return on average tangible common equity	9.95%	14.94%	11.85%	16.17%

Adjusted efficiency ratio:
Net interest income	$53,257	$38,557	$100,387	$70,376
Noninterest income	4,945	5,202	10,117	32,487
Operating revenue	58,202	43,759	110,504	102,863
Gain on sale of subsidiary	—	—	(1,071)	(20,860)
Adjusted operating revenue	$58,202	$43,759	$109,433	$82,003

Total noninterest expense	$37,403	$27,321	$71,445	$62,158
Incremental bonus related to transaction	—	—	—	(4,814)
Transaction costs	(1,094)	—	(1,094)	(325)
Adjusted noninterest expense	$36,309	$27,321	$70,351	$57,019
Adjusted efficiency ratio	62.38%	62.44%	64.29%	69.53%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$37,403	$27,321	$71,445	$62,158
Incremental bonus related to transaction	—	—	—	(4,814)
Transaction costs	(1,094)	—	(1,094)	(325)
Adjusted noninterest expense	$36,309	$27,321	$70,351	$57,019

Total noninterest income	$4,945	$5,202	$10,117	$32,487
Gain on sale of subsidiary	—	—	(1,071)	(20,860)
Adjusted noninterest income	4,945	5,202	9,046	11,627
Adjusted net noninterest expenses	$31,364	$22,119	$61,305	$45,392
Average total assets	3,628,960	2,723,303	3,520,522	2,671,580
Adjusted net noninterest expense to average assets ratio	3.47%	3.26%	3.51%	3.43%

Reported yield on loans	8.09%	7.79%	7.88%	7.49%
Effect of accretion income on acquired loans	(0.50%)	(0.54%)	(0.40%)	(0.39%)
Adjusted yield on loans	7.59%	7.25%	7.48%	7.10%

Reported net interest margin	6.36%	6.16%	6.21%	5.78%
Effect of accretion income on acquired loans	(0.44%)	(0.46%)	(0.34%)	(0.33%)
Adjusted net interest margin	5.92%	5.70%	5.87%	5.45%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2018	2017
Total stockholders' equity	$607,225	$391,698
Preferred stock liquidation preference	(9,658)	(9,658)
Total common stockholders' equity	597,567	382,040
Goodwill and other intangibles	(117,777)	(63,778)
Tangible common stockholders' equity	$479,790	$318,262
Common shares outstanding	26,260,785	20,820,445
Tangible book value per share	$18.27	$15.29

Total assets at end of period	$3,794,631	$3,499,033
Goodwill and other intangibles	(117,777)	(63,778)
Tangible assets at period end	$3,676,854	$3,435,255
Tangible common stockholders' equity ratio	13.05%	9.26%

Results of Operations

Net Income

Three months ended June 30, 2018 compared with three months ended June 30, 2017. We earned net income of $12.4 million for the three months ended June 30, 2018 compared to $9.7 million for the three months ended June 30, 2017, an increase of $2.7 million.

The results for the three months ended June 30, 2018 include the results of operations of the assets acquired from ICC since the June 2, 2018 acquisition date and were impacted by $1.1 million of transaction costs associated with the acquisition. Excluding the transaction costs, net of taxes, we earned adjusted net income of $13.2 million for the three months ended June 30, 2018 compared to $9.7 million for the three months ended June 30, 2017, an increase of $3.5 million. The adjusted increase was primarily the result of a $14.7 million increase in net interest income and a $1.6 million decrease in adjusted income tax expense, offset in part by a $3.5 million increase in the provision for loan losses, a $0.3 million decrease in noninterest income, and a $9.0 million increase in adjusted noninterest expense.

Six months ended June 30, 2018 compared with six months ended June 30, 2017. We earned net income of $24.5 million for the six months ended June 30, 2018 compared to $20.1 million for the six months ended June 30, 2017, an increase of $4.4 million.

The results for the six months ended June 30, 2018 include the results of operations of the assets acquired from ICC since the June 2, 2018 acquisition date and were impacted by $1.1 million of transaction costs associated with the acquisition included in noninterest expense. The results for the six months ended June 30, 2018 were also impacted by the sale of THF, which resulted in a pre-tax gain on sale in the amount of $1.1 million included in noninterest income. The results for the six months ended June 30, 2017 were impacted by our sale of TCA, which resulted in a pre-tax gain on sale in the amount of $20.9 million included in noninterest income, offset by an additional $4.8 million bonus accrual and $0.3 million of other indirect transaction related costs recorded in connection with the TCA sale; both reported as noninterest expense.

Excluding the tax-effected impact of the ICC transaction costs and the THF and TCA sale transactions, we earned adjusted net income of $24.5 million for the six months ended June 30, 2018 compared to $10.2 million for the six months ended June 30, 2017, an increase of $14.3 million.  The adjusted increase was primarily the result of a $30.0 million increase in net interest income and a $1.7 million reduction in the provision for loan losses, offset in part by a $2.6 million decrease in adjusted noninterest income, a $13.3 million increase in adjusted noninterest expense and a $1.5 million increase in adjusted income tax expense.

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

Three months ended June 30, 2018 compared with three months ended June 30, 2017. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended June 30,
	2018			2017
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$217,605	$1,030	1.90%	$99,918	$289	1.16%
Taxable securities	168,182	1,024	2.44%	240,725	1,653	2.75%
Tax-exempt securities	35,016	155	1.78%	25,389	85	1.34%
FHLB and FRB stock	18,297	101	2.21%	10,395	36	1.39%
Loans (1)	2,922,047	58,939	8.09%	2,135,346	41,475	7.79%
Total interest earning assets	3,361,147	61,249	7.31%	2,511,773	43,538	6.95%
Noninterest earning assets:
Cash and cash equivalents	54,441			35,153
Other noninterest earning assets	213,372			176,377
Total assets	$3,628,960			$2,723,303
Interest bearing liabilities:
Deposits:
Interest bearing demand	$381,114	$215	0.23%	$342,947	$136	0.16%
Individual retirement accounts	103,358	315	1.22%	100,505	303	1.21%
Money market	256,841	335	0.52%	206,163	120	0.23%
Savings	241,029	30	0.05%	171,602	27	0.06%
Certificates of deposit	767,484	2,593	1.36%	773,178	2,224	1.15%
Brokered deposits	246,089	1,143	1.86%	67,852	247	1.46%
Total deposits	1,995,915	4,631	0.93%	1,662,247	3,057	0.74%
Subordinated notes	48,864	838	6.88%	48,767	836	6.88%
Junior subordinated debentures	38,787	713	7.37%	32,878	475	5.79%
Other borrowings	385,646	1,810	1.88%	271,136	613	0.91%
Total interest bearing liabilities	2,469,212	7,992	1.30%	2,015,028	4,981	0.99%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	553,309			387,877
Other liabilities	23,823			12,808
Total equity	582,616			307,590
Total liabilities and equity	$3,628,960			$2,723,303
Net interest income		$53,257			$38,557
Interest spread (2)			6.01%			5.96%
Net interest margin (3)			6.36%			6.16%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $53.3 million for the three months ended June 30, 2018 compared to $38.6 million for the three months ended June 30, 2017, an increase of $14.7 million, or 38.1%, primarily driven by the following factors.

Interest income increased $17.7 million, or 40.7%, as a result of an increase in average interest earning assets of $849 million, or 33.8%, which was attributable to the impact of the acquisition of $131.0 million of factored receivables acquired in the ICC transaction on June 2, 2018 which contributed $1.6 million in interest income purchase discount accretion as well as increased fees resulting from the growth of our factoring operations during the period. Additionally, interest income increased as a result of the Valley and Acquired Branch acquisitions which contributed $267.0 million of loans and $97.7 million of securities during the fourth quarter of 2017 and organic loan growth. The average balance of our higher yielding commercial finance loans increased $271.8 million, or 36.1%, from $752.6 million for the three months ended June 30, 2017 to $1.024 billion for the three months ended  June 30, 2018 as a result of the ICC acquisition and the continued execution of our growth strategy for such products. Our average mortgage warehouse lending balance was $238.1 million for the three months ended June 30, 2018 compared to $148.9 million for the three months ended June 30, 2017. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period.

Interest expense increased $3.0 million, or 60.4%, as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $333.7 million 20.1%, primarily due to $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions which closed during the fourth quarter of 2017.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth.

Net interest margin increased to 6.36% for the three months ended June 30, 2018 from 6.16% for the three months ended June 30, 2017, an increase of 20 basis points.

The increase in our net interest margin primarily resulted from an increase in yields on our interest earning assets.  Our average yield on interest earning assets increased 36 basis points to 7.31% for the three months ended June 30, 2018 from 6.95% for the three months ended June 30, 2017, primarily due to an overall change in the mix within our loan portfolio period over period.  Our higher yielding average commercial finance products as a percentage of the total portfolio decreased from 35.2% for the three months ended June 30, 2017 to 35.1% for the three months ended June 30, 2018 however, average factored receivables as a percentage of the total commercial finance portfolio increased from 35.0% at June 30, 2017 to 44.8% at June 30, 2018 contributing to the overall increase in yield on our interest earning assets.  In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 80% at June 30, 2018 compared to 77% at June 30, 2017.

A component of the yield on our loan portfolio consists of discount accretion on the portfolios acquired in connection with our acquisitions.  The aggregate increased yield on our loan portfolio attributable to the accretion of purchase discounts associated with our acquisitions was 50 basis points for the three months ended June 30, 2018 and 54 basis points for the three months ended June 30, 2017. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.59% and 7.25% for the three months ended June 30, 2018 and 2017, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines.

Also impacting our net interest margin was  an increase in our average cost of interest bearing liabilities of 31 basis points. This increase was caused by an increased use of higher rate certificates of deposit and brokered deposits to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the macro economy. This increase was partially offset by a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the Valley and Acquired Branches acquisitions.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.92% and 5.70% for the three months ended June 30, 2018 and 2017, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities:

	Three Months Ended
	June 30, 2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$184	$557	$741
Taxable securities	(187)	(442)	(629)
Tax-exempt securities	27	43	70
FHLB and FRB stock	21	44	65
Loans	1,596	15,868	17,464
Total interest income	1,641	16,070	17,711
Interest bearing liabilities:
Interest bearing demand	57	22	79
Individual retirement accounts	3	9	12
Money market	149	66	215
Savings	(6)	9	3
Certificates of deposit	388	(19)	369
Brokered deposits	68	828	896
Total deposits	659	915	1,574
Subordinated notes	—	2	2
Junior subordinated debentures	129	109	238
Other borrowings	660	537	1,197
Total interest expense	1,448	1,563	3,011
Change in net interest income	$193	$14,507	$14,700

Six months ended June 30, 2018 compared with six months ended June 30, 2017. The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Six Months Ended June 30,
	2018			2017
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$174,901	$1,547	1.78%	$126,621	$616	0.98%
Taxable securities	173,758	2,081	2.42%	253,587	3,180	2.53%
Tax-exempt securities	46,956	408	1.75%	25,787	169	1.32%
FHLB and FRB stock	17,310	206	2.40%	9,471	78	1.66%
Loans (1)	2,844,882	111,125	7.88%	2,041,934	75,827	7.49%
Total interest earning assets	3,257,807	115,367	7.14%	2,457,400	79,870	6.55%
Noninterest earning assets:
Cash and cash equivalents	56,955			37,289
Other noninterest earning assets	205,760			176,891
Total assets	$3,520,522			$2,671,580
Interest bearing liabilities:
Deposits:
Interest bearing demand	$385,533	$402	0.21%	$334,316	$248	0.15%
Individual retirement accounts	105,116	624	1.20%	100,992	594	1.19%
Money market	269,698	712	0.53%	207,681	239	0.23%
Savings	240,372	60	0.05%	171,714	61	0.07%
Certificates of deposit	790,238	5,179	1.32%	764,938	4,301	1.13%
Brokered deposits	216,404	1,931	1.80%	67,968	483	1.43%
Total deposits	2,007,361	8,908	0.89%	1,647,609	5,926	0.73%
Subordinated notes	48,852	1,675	6.91%	48,755	1,671	6.91%
Junior subordinated debentures	38,730	1,310	6.82%	32,829	940	5.77%
Other borrowings	364,154	3,087	1.71%	246,983	957	0.78%
Total interest bearing liabilities	2,459,097	14,980	1.23%	1,976,176	9,494	0.97%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	549,237			382,851
Other liabilities	19,786			11,604
Total equity	492,402			300,949
Total liabilities and equity	$3,520,522			$2,671,580
Net interest income		$100,387			$70,376
Interest spread (2)			5.91%			5.58%
Net interest margin (3)			6.21%			5.78%
(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

We earned net interest income of $100.4 million for the six months ended June 30, 2018 compared to $70.4 million for the six months ended June 30, 2017, an increase of $30.0 million, or 42.6%, primarily driven by the following factors.

Interest income increased $35.5 million, or 44.4%, as a result of an increase in total average interest earning assets of $800.4 million, or 32.6%, which was attributable to the impact of the acquisition of $131.0 million of factored receivables acquired in the ICC transaction which contributed $1.6 million in interest income purchase discount accretion as well as increased fees resulting from the growth of our factoring operations during the period. Additionally, interest income increased as a result of the Valley and Acquired Branch acquisitions which contributed $267.0 million of loans and $97.7 million of securities during the fourth quarter of 2017 and organic loan growth. The average balance of our higher yielding commercial finance loans increased $269.7 million, or 37.6%, from $717.7 million for the six months ended June 30, 2017 to $987.4 million for the six months ended June 30, 2018 as a result of the ICC acquisition and the continued execution of our growth strategy for such products. Additionally, our average mortgage warehouse lending balance was $212.9 million for the six months ended June 30, 2018 compared to $128.4 million for the six months ended June 30, 2017. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period.

Interest expense increased $5.5 million, or 57.8%, as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $359.8 million, or 21.8%, primarily due to $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions which closed during the fourth quarter of 2017.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth.

Net interest margin increased to 6.21% for the six months ended June 30, 2018 from 5.78% for the six months ended June 30, 2017, an increase of 43 basis points.

The increase in our net interest margin primarily resulted from an increase in yields on our interest earning assets.  Our average yield on interest earning assets increased 59 basis points to 7.14% for the six months ended June 30, 2018 from 6.55% for the six months ended June 30, 2017, primarily due to a change in the mix within our loan portfolio period over period.  Our higher yielding average commercial finance products as a percentage of the total portfolio decreased from 35.1% for the six months ended June 30, 2017 to 34.7% for the six months ended June 30, 2018; however, average factored receivables as a percentage of the total commercial finance portfolio increased from 34.1% for the six months ended June 30, 2017 to 41.9% for the six months ended June 30, 2018 contributing to the overall increase in yield on our interest earning assets.  In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 80% at June 30, 2018 compared to 77% at June 30, 2017.

A component of the yield on our loan portfolio consists of discount accretion on the portfolios acquired in connection with our acquisitions.  The aggregate increased yield on our loan portfolio attributable to the accretion of purchase discounts associated with our acquisitions was 40 basis points for the six months ended June 30, 2018 and 39 basis points for the six months ended June 30, 2017.  Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.48% and 7.10% for the six months ended June 30, 2018 and 2017, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines.

Also impacting our net interest margin was an increase in our average cost of interest bearing liabilities of 26 basis points. This increase was caused by an increased use of higher rate certificates of deposit and brokered deposits to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the macro economy. This increase was partially offset by a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the Valley and Acquired Branches acquisitions.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 5.87% and 5.45% for the six months ended June 30, 2018 and 2017, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities:

	Six Months Ended
	June 30, 2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$504	$427	$931
Taxable securities	(143)	(956)	(1,099)
Tax-exempt securities	55	184	239
FHLB and FRB stock	35	93	128
Loans	3,934	31,364	35,298
Total interest income	4,385	31,112	35,497
Interest bearing liabilities:
Interest bearing demand	101	53	154
Individual retirement accounts	6	24	30
Money market	309	164	473
Savings	(18)	17	(1)
Certificates of deposit	712	166	878
Brokered deposits	123	1,325	1,448
Total deposits	1,233	1,749	2,982
Subordinated notes	1	3	4
Junior subordinated debentures	170	200	370
Other borrowings	1,137	993	2,130
Total interest expense	2,541	2,945	5,486
Change in net interest income	$1,844	$28,167	$30,011

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

Our ALLL was $24.5 million as of June 30, 2018 versus $18.7 million as of December 31, 2017, representing an ALLL to total loans ratio of 0.77% and 0.67% respectively.

Three months ended June 30, 2018 compared with three months ended June 30, 2017.  Our provision for loan losses was $4.9 million for the three months ended June 30, 2018 compared to $1.4 million for the three months ended June 30, 2017, an increase of $3.5 million, or 250.0%.

The increase in provision for loan loss was the result of the ICC acquisition and an increase in net new specific reserves. Acquired ICC factored receivables were brought over in purchase accounting without an allowance. Given the short term nature of factored receivables, ICC contributed $1.8 million in provision for loan loss during the quarter to provide for turnover of the receivables subsequent to acquisition as well as portfolio growth. We recorded net new specific reserves of $2.0 million during the three months ended June 30, 2018 compared to net specific reserve releases of $0.6 million recorded during the three months ended June 30, 2017. We experienced lower total net charge-offs of $0.4 million in the three months ended June 30, 2018 compared to $0.7 million for the same period in 2017.  Approximately $0.2 million and $0.1 million of the charge-offs for the three months ended June 30, 2018 and 2017, respectively, had specific reserves previously recorded.

Excluding the aforementioned impact of the ICC acquisition, during the three months ended June 30, 2018 outstanding loans increased $191.5 million from March 31, 2018.  During the three months ended June 30, 2017, outstanding loans increased $259.9 million from March 31, 2017.  The smaller increase in loan balances within the three months ended June 30, 2018 as well as changes in the mix of our portfolio and loss factors used partially offset the increase in our provision for loan losses in the current period.

Six months ended June 30, 2018 compared with six months ended June 30, 2017.  Our provision for loan losses was $7.5 million for the six months ended June 30, 2018 compared to $9.1 million for the six months ended June 30, 2017, a decrease of $1.6 million, or 17.6%.

The decreased provision for loan losses was primarily the result of a decrease in net loan charge-offs recorded during the six months ended June 30, 2018 as well as higher loss factors used to calculate the ALLL at June 30, 2017.  We experienced lower total net charge-offs of $1.7 million in the six months ended June 30, 2018 compared to $4.7 million for the same period in 2017.  Approximately $1.0 million and $1.4 million of the charge-offs for the six months ended June 30, 2018 and 2017, respectively, had specific reserves previously recorded. In addition, elevated charge-offs during the six months ended June 30, 2017 contributed to an increase in the estimate of the ALLL levels recorded against the remaining loan portfolio by $2.0 million as a result of higher loss factors incorporated into our ALLL methodology.

The decreases in the provision for loan loss were partially offset by the ICC acquisition. Acquired ICC factored receivables were brought over in purchase accounting without an allowance. Given the short term nature of factored receivables, ICC contributed $1.8 million in provision for loan loss during the quarter to provide for turnover of the receivables subsequent to acquisition as well as portfolio growth. Additionally, we recorded net new specific reserves of $2.7 million during the six months ended June 30, 2018 compared to net new specific reserves of $1.7 million recorded during the six months ended June 30, 2017.

Excluding the aforementioned impact of the ICC acquisition, during the six months ended June 30, 2018 outstanding loans increased $254.6 million from December 31, 2017.  During the six months ended June 30, 2017, outstanding loans increased $267.5 million from December 31, 2016.  The smaller increase in loan balances within the six months ended June 30, 2018 contributed to a decrease in the provision however, this decrease was offset by the change in the mix of our loan portfolio with a greater percentage being made up of commercial finance loan products which tend to carry higher ALLL compared to our traditional community banking loan products.

Noninterest Income

Three months ended June 30, 2018 compared with three months ended June 30, 2017. The following table presents our major categories of noninterest income:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Service charges on deposits	$1,210	$977	$233	23.8%
Card income	1,394	917	477	52.0%
Net OREO gains (losses) and valuation adjustments	(528)	(112)	(416)	(371.4%)
Fee income	1,121	637	484	76.0%
Insurance commissions	819	708	111	15.7%
CLO warehouse investment income	—	990	(990)	(100.0%)
Other	929	1,085	(156)	(14.4%)
Total noninterest income	$4,945	$5,202	$(257)	(4.9%)

Noninterest income decreased $0.3 million, or 4.9%, primarily due to a decrease in CLO warehouse investment income.  Changes in selected components of noninterest income in the above table are discussed below.

•

Card Income.  Debit and credit card income increased $0.5 million, or 52.0%, primarily due to additional customer debit and credit card activity associated with the increase in issued cards resulting from the Valley and Acquired Branches acquisitions.

•

Net OREO gains (losses) and valuation adjustments. Net OREO (losses) and valuation adjustments, which represents gains on loans transferred to OREO with a fair value in excess of the foreclosed loans’ carrying value, gains and losses on the sale of OREO, and valuation allowances recorded due to subsequent write-downs of OREO, reflect increased losses of $0.4 million primarily due to small losses on the sale of two OREO properties during the quarter as well as normal valuation activity.

•	Fee income. Fee income increased $0.5 million, or 76.0%, primarily due to increased check and wire fees resulting from the Valley and Acquired Branches acquisitions.
•

CLO Warehouse Investment Income.  We did not hold any CLO warehouse equity investments during the three months ended June 30, 2018. As a result, there was no CLO warehouse investment income recorded for the three months ended June 30, 2018, compared to $1.0 million for the three months ended June 30, 2017.

•

Other.  Other noninterest income includes income for check cashing and wire transfer fees, income associated with trust activities, and bank-owned life insurance.  There were no significant increases or decreases in the components of other noninterest income period over period.

Six months ended June 30, 2018 compared with six months ended June 30, 2017. The following table presents our major categories of noninterest income:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Service charges on deposits	$2,355	$1,957	$398	20.3%
Card income	2,638	1,744	894	51.3%
Net OREO gains (losses) and valuation adjustments	(616)	(101)	(515)	(509.9%)
Net gains on sale of securities	(272)	—	(272)	(100.0%)
Fee income	1,921	1,220	701	57.5%
Insurance commissions	1,533	1,299	234	18.0%
Asset management fees	—	1,717	(1,717)	(100.0%)
Gain on sale of subsidiary or division	1,071	20,860	(19,789)	(94.9%)
CLO warehouse investment income	—	1,954	(1,954)	(100.0%)
Other	1,487	1,837	(350)	(19.1%)
Total noninterest income	$10,117	$32,487	$(22,370)	(68.9%)

Noninterest income decreased $22.4 million, or 68.9%.  Noninterest income for the six months ended June 30, 2018 was impacted by the realization of the $1.1 million gain associated with the sale of THF in the first quarter of 2018 and noninterest income for the six months ended June 30, 2017 was impacted by the realization of the $20.9 million gain associated with the sale of TCA in the first quarter of 2017. Excluding the gain on sale of THF and the gain on sale of TCA, we earned adjusted noninterest income of $9.0 million and $11.6 million for the six months ended June 30, 2018 and 2017, respectively, resulting in an adjusted decrease in noninterest income of $2.6 million, or 22.4% period over period.  The adjusted decrease was primarily due to a decrease in asset management fees and CLO warehouse investment income resulting from the sale of TCA at the end of the first quarter of 2017.  Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased $0.4 million, or 20.3%, primarily due to additional service charges associated with the increase in customer deposits due to organic growth and the Valley and Acquired Branches transactions.

•

Card Income.  Debit and credit card income increased $0.9 million, or 51.3%, primarily due to additional customer debit and credit card activity associated with the increase in issued cards resulting from the Valley and Acquired Branches acquisitions.

•

Net OREO Gains (Losses) and Valuation Adjustments.  Net OREO (losses) and valuation adjustments, which represents gains on loans transferred to OREO with a fair value in excess of the foreclosed loans’ carrying value, gains and losses on the sale of OREO, and valuation allowances recorded due to subsequent write-downs of OREO, reflect increased losses of $0.5 million primarily due to small losses on the sale of two OREO properties as well as normal valuation activity.

•

Net Gains (Losses) on Sale of Securities. Net losses on sale of securities increased $0.3 million due to the sale of certain municipal tax-exempt securities acquired from Valley during the six months ended June 30, 2018. There were no comparable sales during the six months ended June 30, 2017.

•	Fee income. Fee income increased $0.7 million, or 57.5%, primarily due to increased check and wire fees resulting from the Valley and Acquired Branches acquisitions.
•

Asset Management Fees.  As a result of the sale of TCA on March 31, 2017, there was no asset management fee income recorded for the six months ended June 30, 2018, compared to $1.7 million for the six months ended June 30, 2017.

•

CLO Warehouse Investment Income.  We did not hold any CLO warehouse equity investments during the six months ended June 30, 2018. As a result, there was no CLO warehouse investment income recorded for the six months ended June 30, 2018, compared to $2.0 million for the six months ended June 30, 2017.

•

Other.  Other noninterest income includes income for check cashing and wire transfer fees, income associated with trust activities, and bank-owned life insurance.  There were no significant increases or decreases in the components of other noninterest income period over period.

Noninterest Expense

Three months ended June 30, 2018 compared with three months ended June 30, 2017. The following table presents our major categories of noninterest expense:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$20,527	$16,012	$4,515	28.2%
Occupancy, furniture and equipment	3,014	2,348	666	28.4%
FDIC insurance and other regulatory assessments	383	270	113	41.9%
Professional fees	2,078	1,238	840	67.9%
Amortization of intangible assets	1,361	911	450	49.4%
Advertising and promotion	1,300	911	389	42.7%
Communications and technology	3,271	2,233	1,038	46.5%
Travel and entertainment	1,190	647	543	83.9%
Other	4,279	2,751	1,528	55.5%
Total noninterest expense	$37,403	$27,321	$10,082	36.9%

Noninterest expense increased $10.1 million, or 36.9%.  Noninterest expense for the three months ended June 30, 2018 was impacted by $1.1 million of transaction costs associated with the ICC acquisition on June 2, 2018. Excluding the ICC transaction costs, we incurred adjusted noninterest expense of $36.3 million for the three months ended June 30, 2018, resulting in an adjusted net increase in noninterest expense of $9.0 million period over period.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $4.5 million, or 28.2%, which is primarily due to a significant increase in the total size of our workforce between these periods as our average full-time equivalent employees were 855.9 and 704.3 for the three months ended June 30, 2018 and 2017, respectively. Sources of this increased headcount were primarily employees added through the Valley and Acquired Branches acquisitions and to a lesser extent, employees added through the ICC acquisition.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $0.7 million, or 28.4%, primarily due to expenses associated with the infrastructure and facilities added through the Valley and Acquired Branches acquisitions and to a lesser extent, infrastructure and facilities added through the ICC acquisition.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, increased $0.8 million, or 67.9%, primarily due to $1.1 million of professional fees incurred in connection with the ICC acquisition during the quarter.

•

Amortization of intangible assets. Amortization of intangible assets increased $0.5 million, or 49.4%, primarily due to the addition of intangible assets resulting from the Valley and Acquired Branch acquisitions and to a lesser extent, intangible assets added through the ICC acquisition.

•

Communications and Technology. Communications and technology expenses increased $1.0 million, or 46.5%, as a result of increased usage and transaction volumes resulting from the Valley and Acquired Branch acquisitions and to a lesser extent, increased usage and transaction volumes resulting from the ICC acquisition. The increase is also a result of growth in our organic operations.

•

Travel and entertainment. Travel and entertainment expenses increased $0.5 million, or 83.9%, primarily due to additional travel required to efficiently integrate closed and pending acquisitions as well as additional travel in the normal course of business.

•

Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services.  Other noninterest expense increased $1.5 million or 55.5% primarily due to an increase in software amortization cost resulting from our investments in systems and infrastructure to support the growth in our operations. There were no other significant increases or decreases in the components of other noninterest expense period over period.

Six months ended June 30, 2018 compared with six months ended June 30, 2017. The following table presents our major categories of noninterest expense:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$39,931	$37,970	$1,961	5.2%
Occupancy, furniture and equipment	6,068	4,707	1,361	28.9%
FDIC insurance and other regulatory assessments	582	496	86	17.3%
Professional fees	3,718	3,206	512	16.0%
Amortization of intangible assets	2,478	2,022	456	22.6%
Advertising and promotion	2,329	1,849	480	26.0%
Communications and technology	6,630	4,407	2,223	50.4%
Travel and entertainment	1,846	1,292	554	42.9%
Other	7,863	6,209	1,654	26.6%
Total noninterest expense	$71,445	$62,158	$9,287	14.9%

Noninterest expense increased $9.3 million, or 14.9%.  Noninterest expense for the six months ended June 30, 2018 was impacted by $1.1 million of transaction costs associated with the ICC acquisition. Noninterest expense for the six months ended June 30, 2017 was impacted by the recognition of an incremental $5.1 million of transaction related costs associated with the TCA sale, including $4.8 million of bonus expense for the amount paid to team members to recognize their contribution to the value realized from the TCA sale and approximately $0.3 million of other transaction related costs. Excluding the ICC transaction costs and the TCA sale bonus and transaction related costs, we incurred adjusted noninterest expense of $70.4 million for the six months ended June 30, 2018 and $57.0 million for the six months ended June 30, 2017, resulting in an adjusted net increase in noninterest expense of $13.4 million, or 23.5% period over period.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $2.0 million, or 5.2%. Salaries and employee benefits expenses for the six months ended June 30, 2017 included $4.8 million of bonus expense associated with the TCA sale.  Absent the TCA-related bonus expense, salaries and employee benefits expenses increased $6.8 million. We experienced a significant increase in the total size of our workforce between these periods as our average full-time equivalent employees were 841.6 and 706.6 for the six months ended June 30, 2018 and 2017, respectively. Sources of this increased headcount were primarily employees added through the Valley and Acquired Branches acquisitions and to a lesser extent, employees added through the ICC acquisition.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.4 million, or 28.9%, primarily due to expenses associated with the infrastructure and facilities added through the Valley and Acquired Branches acquisitions and to a lesser extent, infrastructure and facilities added through the ICC acquisition.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, increased $0.5 million, or 16.0% primarily due to $1.1 million of professional fees incurred in connection with the ICC acquisition during the quarter.

•

Amortization of intangible assets. Amortization of intangible assets increased $0.5 million, or 22.6%, primarily due to the addition of intangible assets resulting from the Valley and Acquired Branch acquisitions and to a lesser extent, intangible assets added through the ICC acquisition.

•	Advertising and promotion. Advertising and promotion expenses increased $0.5 million, or 26.0%, primarily due to advertising and brand-awareness activities in connection with the ICC acquisition.
•

Communications and Technology. Communications and technology expenses increased $2.2 million, or 50.4%, as a result of increased usage and transaction volumes resulting from the Valley and Acquired Branch acquisitions and to a lesser extent, increased usage and transaction volumes resulting from the ICC acquisition. The increase is also a result of growth in our organic operations.

•

Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services.  Other noninterest expense increased $1.7 million or 26.6% primarily due to an increase in software amortization cost resulting from our investments in systems and infrastructure to support the growth in our operations. There were no other significant increases or decreases in the components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Three months ended June 30, 2018 compared with three months ended June 30, 2017. Income tax expense decreased $1.8 million, or 34.0%, from $5.3 million for the three months ended June 30, 2017 to $3.5 million for the three months ended June 30, 2018. The effective tax rate decreased from 36% for the three months ended June 30, 2017 to 22% for the three months ended June 30, 2018, primarily due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018, and resulted in significant modifications to existing law.

Six months ended June 30, 2018 compared with six months ended June 30, 2017.  Income tax expense decreased $4.2 million, or 36.8%, from $11.4 million for the six months ended June 30, 2017 to $7.2 million for the six months ended June 30, 2018. The effective tax rate decreased from 36% for the six months ended June 30, 2018 to 23% for the six months ended June 30, 2018, primarily due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018, and resulted in significant modifications to existing law.

In regard to the Tax Act, authoritative guidance and interpretation by regulatory bodies is ongoing and as such, the accounting for the effects of the Tax Act is not final and the full impact of the new regulation is still being evaluated.

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

Three months ended June 30, 2018 compared with three months ended June 30, 2017. The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended June 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$40,376	$20,314	$559	$61,249
Intersegment interest allocations	4,155	(4,155)	—	—
Total interest expense	6,440	—	1,552	7,992
Net interest income (expense)	38,091	16,159	(993)	53,257
Provision for loan losses	1,592	3,313	1	4,906
Net interest income after provision	36,499	12,846	(994)	48,351
Noninterest income	4,033	920	(8)	4,945
Noninterest expense	26,401	10,311	691	37,403
Operating income (loss)	$14,131	$3,455	$(1,693)	$15,893

(Dollars in thousands)
Three Months Ended June 30, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$32,733	$10,387	$418	$43,538
Intersegment interest allocations	1,729	(1,729)	—	—
Total interest expense	3,670	—	1,311	4,981
Net interest income (expense)	30,792	8,658	(893)	38,557
Provision for loan losses	619	812	16	1,447
Net interest income after provision	30,173	7,846	(909)	37,110
Noninterest income	3,577	758	867	5,202
Noninterest expense	21,216	5,482	623	27,321
Operating income (loss)	$12,534	$3,122	$(665)	$14,991

(Dollars in thousands)
June 30, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,667,251	$652,734	$719,562	$(1,244,916)	$3,794,631
Gross loans	$3,105,604	$577,548	$12,060	$(498,750)	$3,196,462

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$504,656	$(810,867)	$3,499,033
Gross loans	$2,784,147	$346,293	$11,936	$(331,520)	$2,810,856

Banking

(Dollars in thousands)	Three Months Ended June 30,
Banking	2018	2017	$ Change	% Change
Total interest income	$40,376	$32,733	$7,643	23.3%
Intersegment interest allocations	4,155	1,729	2,426	140.3%
Total interest expense	6,440	3,670	2,770	75.5%
Net interest income (expense)	38,091	30,792	7,299	23.7%
Provision for loan losses	1,592	619	973	157.2%
Net interest income (expense) after provision	36,499	30,173	6,326	21.0%
Noninterest income	4,033	3,577	456	12.7%
Noninterest expense	26,401	21,216	5,185	24.4%
Operating income (loss)	$14,131	$12,534	$1,597	12.7%

Our Banking segment’s operating income increased $1.6 million, or 12.7%.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, asset based loans and premium finance loans.  In addition, we acquired $267.0 million of loans and $97.7 million of investment securities in our Banking segment as part of the Valley and Acquired Branches acquisitions which closed during the fourth quarter of 2017.  Average loans in our Banking segment increased 37.3% from $2.053 billion for the three months ended June 30, 2017 to $2.818 billion for the three months ended June 30, 2018.

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

The increase in provision for loan loss was the result of an increase in net new specific reserves. We recorded net new specific reserves of $0.9 million at our Banking segment during the three months ended June 30, 2018 compared to net specific reserve releases of $0.5 million recorded during the three months ended June 30, 2017. The increase in provision for loan loss was partially offset by lower net charge-offs of $0.3 million at our Banking segment in the three months ended June 30, 2018 compared to $0.4 million for the same period in 2017.  Approximately $0.2 million and $0.1 million of the charge-offs for the three months ended June 30, 2018 and 2017, respectively, had specific reserves previously recorded. Additionally, loans in our Banking segment grew at a slower pace for the three months ended June 30, 2018 compared to the same period in 2017 which, when combined with changes in the mix of our portfolio and loss factors used to calculate the ALLL, contributed to a slight offset of the increased provision for loan loss.

Noninterest income increased primarily due to additional service charges and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the Valley and Acquired Branches acquisitions. These increases were impacted by OREO sales and valuation adjustments that resulted in a loss of $0.5 million. In addition, other sources of noninterest income, such as check cashing fees and wire transfer fees increased slightly due to incremental transaction volumes associated with the acquisitions.

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
Factoring

(Dollars in thousands)	Three Months Ended June 30,
Factoring	2018	2017	$ Change	% Change
Total interest income	$20,314	$10,387	$9,927	95.6%
Intersegment interest allocations	(4,155)	(1,729)	(2,426)	140.3%
Total interest expense	—	—	—	—
Net interest income (expense)	16,159	8,658	7,501	86.6%
Provision for loan losses	3,313	812	2,501	308.0%
Net interest income (expense) after provision	12,846	7,846	5,000	63.7%
Noninterest income	920	758	162	21.4%
Noninterest expense	10,311	5,482	4,829	88.1%
Operating income (loss)	$3,455	$3,122	$333	10.7%

	Three Months Ended June 30,
	2018	2017
Factored receivable period end balance	$577,548,000	$268,707,000
Yield on average receivable balance	18.70%	17.35%
Rolling twelve quarter annual charge-off rate	0.41%	0.41%
Factored receivables - transportation concentration	84%	84%

Interest income, including fees	$20,314,000	$10,387,000
Non-interest income	920,000	758,000
Factored receivable total revenue	21,234,000	11,145,000
Average net funds employed	398,096,000	219,694,000
Yield on average net funds employed	21.39%	20.35%

Accounts receivable purchased	$1,162,810,000	$639,131,000
Number of invoices purchased	656,429	446,153
Average invoice size	$1,771	$1,433
Average invoice size - transportation	$1,695	$1,386
Average invoice size - non-transportation	$2,522	$1,782

Net new clients	2,146	151
Period end clients	5,584	2,690

Our Factoring segment’s operating income increased $0.3 million, or 10.7%.

Our average invoice size increased 23.6% from $1,433 for the three months ended June 30, 2017 to $1,771 for the three months ended June 30, 2018, and the number of invoices purchased increased 47.1% period over period. At June 30, 2018, Triumph Business Capital had 76 clients utilizing the TriumphPay platform. For the quarter ended June 30, 2018, TriumphPay processed 45,373 invoices paying 12,561 distinct carriers a total of $62.7 million.

Net interest income increased due to an 81.2% increase in overall average net funds employed in the second quarter of 2018 compared to the second quarter of 2017. Net funds employed represent factored receivable balances net of customer reserves which we hold to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in our consolidated balance sheets. The increase in NFE was the result of the ICC acquisition as well as organic growth in the factored receivables portfolio. In addition to increased average net funds employed, yield on average net funds employed increased period over period as a result of an increased average invoice size. Our transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances, were flat as a percentage of the overall Factoring segment portfolio at 84% on June 30, 2018 and June 30, 2017.

The increase in provision for loan losses was the result of the ICC acquisition and an increase in net new allowances recorded on specific at-risk balances. Acquired ICC factored receivables were brought over in purchase accounting without an allowance. Given the short term nature of factored receivables, ICC contributed $1.8 million in provision for loan loss during the quarter to provide for turnover of the receivables subsequent to acquisition as well as portfolio growth. We recorded net new allowances on specific at-risk balances at our Factoring segment of $1.0 million during the three months ended June 30, 2018 compared to net releases on specific at-risk balances of $0.2 million recorded during the three months ended June 30, 2017. We experienced lower total net charge-offs of $0.1 million in the three months ended June 30, 2018 compared to $0.4 million for the same period in 2017. The remaining increase in the provision for loan losses was driven by increased organic growth in the factored receivables portfolio during the three months ended June 30, 2018 compared to the same period during the prior year.

Noninterest income was relatively flat and the increase in noninterest expense was driven primarily by increased personnel, operating, and technology costs incurred in connection with the ICC acquisition and growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period. Reflected in our Factoring segment’s noninterest expense for the three months ended June 30, 2018 is $1.1 million in transaction costs related to the ICC acquisition.

Corporate

(Dollars in thousands)	Three Months Ended June 30,
Corporate	2018	2017	$ Change	% Change
Total interest income	$559	$418	$141	33.7%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,552	1,311	241	18.4%
Net interest income (expense)	(993)	(893)	(100)	11.2%
Provision for loan losses	1	16	(15)	(93.8%)
Net interest income (expense) after provision	(994)	(909)	(85)	9.4%
Noninterest income	(8)	867	(875)	(100.9%)
Noninterest expense	691	623	68	10.9%
Operating income (loss)	$(1,693)	$(665)	$(1,028)	154.6%

The Corporate segment’s operating loss increased primarily due to a $1.0 million decrease in noninterest income associated with CLO warehouse investments.  The CLO associated with our remaining CLO warehouse investment was issued and closed in June 2017, and as a result our invested funds were returned.  During the three months ended June 30, 2018 we no longer held investments in CLO warehouse entities and, absent future investments in new CLO warehouse entities, we do not expect to realize CLO warehouse investment income ongoing.  As a result, there was no CLO warehouse investment income recorded for the three months ended June 30, 2018. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Six months ended June 30, 2018 compared with six months ended June 30, 2017. The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Six Months Ended June 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$79,280	$35,094	$993	$115,367
Intersegment interest allocations	7,088	(7,088)	—	—
Total interest expense	11,994	—	2,986	14,980
Net interest income (expense)	74,374	28,006	(1,993)	100,387
Provision for loan losses	3,736	3,706	12	7,454
Net interest income after provision	70,638	24,300	(2,005)	92,933
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	7,620	1,510	(84)	9,046
Noninterest expense	52,939	17,165	1,341	71,445
Operating income (loss)	$26,390	$8,645	$(3,430)	$31,605

(Dollars in thousands)
Six Months Ended June 30, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$60,232	$19,092	$546	$79,870
Intersegment interest allocations	3,018	(3,018)	—	—
Total interest expense	6,882	—	2,612	9,494
Net interest income (expense)	56,368	16,074	(2,066)	70,376
Provision for loan losses	7,640	1,393	92	9,125
Net interest income after provision	48,728	14,681	(2,158)	61,251
Gain on sale of subsidiary or division	—	—	20,860	20,860
Other noninterest income	7,107	1,428	3,092	11,627
Noninterest expense	43,187	11,077	7,894	62,158
Operating income (loss)	$12,648	$5,032	$13,900	$31,580

(Dollars in thousands)
June 30, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,667,251	$652,734	$719,562	$(1,244,916)	$3,794,631
Gross loans	$3,105,604	$577,548	$12,060	$(498,750)	$3,196,462

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$504,656	$(810,867)	$3,499,033
Gross loans	$2,784,147	$346,293	$11,936	$(331,520)	$2,810,856

Banking

(Dollars in thousands)	Six Months Ended June 30,
Banking	2018	2017	$ Change	% Change
Total interest income	$79,280	$60,232	$19,048	31.6%
Intersegment interest allocations	7,088	3,018	4,070	134.9%
Total interest expense	11,994	6,882	5,112	74.3%
Net interest income (expense)	74,374	56,368	18,006	31.9%
Provision for loan losses	3,736	7,640	(3,904)	(51.1%)
Net interest income (expense) after provision	70,638	48,728	21,910	45.0%
Gain on sale of subsidiary or division	1,071	—	1,071	—
Other noninterest income	7,620	7,107	513	7.2%
Noninterest expense	52,939	43,187	9,752	22.6%
Operating income (loss)	$26,390	$12,648	$13,742	108.6%

Our Banking segment’s operating income increased $13.7 million, or 108.6%.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, asset based loans and premium finance loans.  In addition, we acquired $267.0 million of loans and $97.7 million of investment securities in our Banking segment as part of the Valley and Acquired Branches acquisitions which closed during the fourth quarter of 2017.  Average loans in our Banking segment increased 39.5% from $1.968 billion for the six months ended June 30, 2017 to $2.746 billion for the six months ended June 30, 2018.

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

The decrease in the provision for loan loss was primarily the result of a decrease in net loan charge-offs recorded during the six months ended June 30, 2018.  We experienced lower total net charge-offs at our Banking segment of $1.0 million in the six months ended June 30, 2018 compared to $3.8 million for the same period in 2017.  Approximately $0.5 million and $1.4 million of the charge-offs for the six months ended June 30, 2018 and 2017, respectively, had specific reserves previously recorded at our Banking segment. Net new specific reserves were flat at our Banking segment at $1.7 million for each period. Additionally, loans in our Banking segment grew at a slower pace for the six months ended June 30, 2018 compared to the same period in 2017 which, when combined with changes in the mix of our portfolio and loss factors used to calculate the ALLL, further contributed to the decreased provision for loan loss.

Noninterest income increased primarily due to the realization of the $1.1 million gain associated with the sale of THF during the first quarter as well as additional service charges and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the Valley and Acquired Branches acquisitions. These increases were impacted by a combined loss on the sale of municipal securities and OREO valuation adjustments of $0.9 million during the six months ended June 30, 2018. In addition, other sources of noninterest income, such as check cashing fees, wire transfer fees, and trust activities increased slightly due to incremental transaction volumes associated with the acquisitions.

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

Factoring

(Dollars in thousands)	Six Months Ended June 30,
Factoring	2018	2017	$ Change	% Change
Total interest income	$35,094	$19,092	$16,002	83.8%
Intersegment interest allocations	(7,088)	(3,018)	(4,070)	134.9%
Total interest expense	—	—	—	—
Net interest income (expense)	28,006	16,074	11,932	74.2%
Provision for loan losses	3,706	1,393	2,313	166.0%
Net interest income (expense) after provision	24,300	14,681	9,619	65.5%
Gain on sale of subsidiary or division	—	—	—	—
Other noninterest income	1,510	1,428	82	5.7%
Noninterest expense	17,165	11,077	6,088	55.0%
Operating income (loss)	$8,645	$5,032	$3,613	71.8%

	Six Months Ended June 30,
	2018	2017
Factored receivable period end balance	$577,548,000	$268,707,000
Yield on average receivable balance	18.17%	17.41%
Rolling twelve quarter annual charge-off rate	0.41%	0.41%
Factored receivables - transportation concentration	84%	84%

Interest income, including fees	$35,094,000	$19,092,000
Non-interest income	1,510,000	1,428,000
Factored receivable total revenue	36,604,000	20,520,000
Average net funds employed	357,292,000	202,167,000
Yield on average net funds employed	20.66%	20.47%

Accounts receivable purchased	$2,075,146,000	$1,160,899,000
Number of invoices purchased	1,178,335	822,096
Average invoice size	$1,761	$1,411
Average invoice size - transportation	$1,678	$1,353
Average invoice size - non-transportation	$2,575	$1,875

Net new clients	2,426	248
Period end clients	5,584	2,690

Our Factoring segment’s operating income increased $3.6 million, or 71.8%.

Our average invoice size increased 24.8% from $1,411 for the six months ended June 30, 2017 to $1,761 for the six months ended June 30, 2018, and the number of invoices purchased increased 43.3% period over period. At June 30, 2018, Triumph Business Capital had 76 clients utilizing the TriumphPay platform. For the six months ended June 30, 2018, TriumphPay processed 81,153 invoices paying 18,126 distinct carriers a total of $113.8 million.

Net interest income increased due to a 76.7% increase in overall average net funds employed during the six months ended June 30, 2018 compared to the same period during the prior year. Net funds employed represent factored receivable balances net of customer reserves which we hold to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in our consolidated balance sheets. The increase in NFE was the result of the ICC acquisition as well as organic growth in the factored receivables portfolio. In addition to increased average net funds employed, yield on average net funds employed increased period over period as a result of an increased average invoice size. Our transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances, were flat as a percentage of the overall Factoring segment portfolio at 84% on June 30, 2018 and June 30, 2017.

The increase in provision for loan losses was the result of the ICC acquisition and an increase in net new allowances recorded on specific at-risk balances. Acquired ICC factored receivables were brought over in purchase accounting without an allowance. Given the short term nature of factored receivables, ICC contributed $1.8 million in provision for loan loss during the quarter to provide for turnover of the receivables subsequent to acquisition as well as portfolio growth. We recorded net new allowances on specific at-risk balances at our Factoring segment of $1.0 million during the six months ended June 30, 2018 with no significant net new allowances on specific at-risk balances during the three months ended June 30, 2017. We experienced lower total net charge-offs of $0.7 million in the six months ended June 30, 2018 compared to $0.9 million for the same period in 2017. The remaining change in the provision for loan losses was driven by increased growth in the factored receivables portfolio during the six months ended June 30, 2018 compared to the same period during the prior year.

Noninterest income was relatively flat and the increase in noninterest expense was driven primarily by increased personnel, operating, and technology costs incurred in connection with the ICC acquisition and growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period. Reflected in our Factoring segment’s noninterest expense for the six months ended June 30, 2018 is $1.1 million in transaction costs related to the ICC acquisition.

Corporate

(Dollars in thousands)	Six Months Ended June 30,
Corporate	2018	2017	$ Change	% Change
Total interest income	$993	$546	$447	81.9%
Intersegment interest allocations	—	—	—	—
Total interest expense	2,986	2,612	374	14.3%
Net interest income (expense)	(1,993)	(2,066)	73	(3.5%)
Provision for loan losses	12	92	(80)	(87.0%)
Net interest income (expense) after provision	(2,005)	(2,158)	153	(7.1%)
Gain on sale of subsidiary or division	—	20,860	(20,860)	(100.0%)
Other noninterest income	(84)	3,092	(3,176)	(102.7%)
Noninterest expense	1,341	7,894	(6,553)	(83.0%)
Operating income (loss)	$(3,430)	$13,900	$(17,330)	(124.7%)

The Corporate segment’s operating income decreased primarily due to the net impact of the TCA sale transaction recorded during the six months ended June 30, 2017. As TCA was a wholly owned subsidiary of our parent company, the $20.9 million gain on sale of TCA was reported as noninterest income and the $5.1 million of bonus expense and transaction related costs associated with the TCA sale were reported as noninterest expense in the Corporate segment.  Excluding the impact of the TCA sale, the Corporate segment reported an operating loss of $1.9 million for the six months ended June 30, 2017 compared to a loss of $3.4 million for the six months ended June 30, 2018. This increase in operating loss was primarily the result of a $2.0 million decrease in noninterest income associated with CLO warehouse investments.  The CLO associated with our remaining CLO warehouse investment was issued and closed in June 2017, and as a result our invested funds were returned.  During the six months ended June 30, 2018 we no longer held investments in CLO warehouse entities and, absent future investments in new CLO warehouse entities, we do not expect to realize CLO warehouse investment income ongoing.  As a result, there was no CLO warehouse investment income recorded for the six months ended June 30, 2018. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Financial Condition

Assets

Total assets were $3.795 billion at June 30, 2018, compared to $3.499 billion at December 31, 2017, an increase of $295.6 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $3.196 billion at June 30, 2018, compared with $2.811 billion at December 31, 2017.

The following table shows our total loan portfolio by portfolio segments:

	June 30, 2018		December 31, 2017
(Dollars in thousands)		% of Total		% of Total	$ Change	% Change
Commercial real estate	$766,839	24%	$745,893	27%	$20,946	2.8%
Construction, land development, land	147,852	5%	134,812	5%	13,040	9.7%
1-4 family residential properties	122,653	4%	125,827	4%	(3,174)	(2.5%)
Farmland	177,060	6%	180,141	6%	(3,081)	(1.7%)
Commercial	1,006,443	30%	920,812	33%	85,631	9.3%
Factored receivables	603,812	19%	374,410	13%	229,402	61.3%
Consumer	28,775	1%	31,131	1%	(2,356)	(7.6%)
Mortgage warehouse	343,028	11%	297,830	11%	45,198	15.2%
Total Loans	$3,196,462	100%	$2,810,856	100%	$385,606	13.7%

Commercial Real Estate Loans. Our commercial real estate loans increased $20.9 million, or 2.8%, due primarily to new loan origination activity during the period partially offset by paydowns for the period. We continue to allocate internal resources to focus on and source additional commercial real estate opportunities on a nationwide basis.

Construction and Development Loans. Our construction and development loans increased $13.0 million, or 9.7%, due to new loan origination activity partially offset by paydowns for the period.

Residential Real Estate Loans. Our one-to-four family residential loans decreased $3.2 million, or 2.5%, due primarily to paydowns in excess of loan origination activity.

Farmland Loans. Our farmland loans decreased $3.1 million, or 1.7%, due to paydowns that outpaced new loan origination activity for the period.

Commercial Loans. Our commercial loans held for investment increased $85.6 million, or 9.3%, primarily due to growth in the asset based and equipment finance loans as we continue to execute on our growth strategy for such products. In addition, our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $9.0 million, or 3.4%. Increased growth in these lending lines was slightly offset by declines in our premium finance and agriculture lending.

The following table shows our commercial loans:

	June 30,	December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Commercial
Equipment	$290,314	$254,119	$36,195	14.2%
Asset based lending	261,412	213,471	47,941	22.5%
Premium finance	51,416	55,520	(4,104)	(7.4%)
Agriculture	133,289	136,649	(3,360)	(2.5%)
Other commercial lending	270,012	261,053	8,959	3.4%
Total commercial loans	$1,006,443	$920,812	$85,631	9.3%

Factored Receivables. Our factored receivables increased $229.4 million, or 61.3%, primarily due to the ICC acquisition which has allowed us to increase the size of our factored receivables operations. We also continue to execute on our growth strategy for this product at Triumph Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.

Consumer Loans. Our consumer loans decreased $2.4 million, or 7.6%, due to paydowns in excess of new loan origination activity during the period.

Mortgage Warehouse. Our mortgage warehouse facilities increased $45.2 million, or 15.2%, due to higher utilization by our clients due to typical seasonality associated with the mortgage business during the period. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $238.1 million for the three months ended June 30, 2018 compared to $148.9 million for the three months ended June 30, 2017 and $212.9 million for the six months ended June 30, 2018 compared to $128.4 million for the six months ended June 30, 2017.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	June 30, 2018
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$86,289	$489,296	$191,254	$766,839
Construction, land development, land	65,827	52,016	30,009	147,852
1-4 family residential properties	11,243	41,537	69,873	122,653
Farmland	15,034	49,803	112,223	177,060
Commercial	396,036	554,101	56,306	1,006,443
Factored receivables	603,812	—	—	603,812
Consumer	4,706	10,258	13,811	28,775
Mortgage warehouse	343,028	—	—	343,028
	$1,525,975	$1,197,011	$473,476	$3,196,462

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$816,691	$150,494
Floating interest rates		380,320	322,982
Total		$1,197,011	$473,476

As of June 30, 2018, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (26%), Colorado (25%), Illinois (17%), and Iowa (7%) make up 75% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2017, the states of Colorado (26%), Texas (24%), Illinois (17%) and Iowa (7%) made up 74% of the Company’s gross loans, excluding factored receivables.

Further, a majority (80%) of our factored receivables, representing approximately 15% of our total loan portfolio as of June 30, 2018, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2017, 77% of our factored receivables, representing approximately 10% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

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

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Nonperforming loans:
Commercial real estate	$5,875	$1,012
Construction, land development, land	140	136
1-4 family residential properties	2,170	2,638
Farmland	3,513	4,182
Commercial	29,301	26,592
Factored receivables	2,331	1,454
Consumer	270	384
Mortgage warehouse	—	—
Purchased credit impaired	2,221	2,333
Total nonperforming loans	45,821	38,731
Other real estate owned, net	2,528	9,191
Other repossessed assets	144	320
Assets held for sale	—	245
Total nonperforming assets	$48,493	$48,487

Nonperforming assets to total assets	1.28%	1.39%
Nonperforming loans to total loans held for investment	1.43%	1.38%
Total past due loans to total loans held for investment	2.54%	2.33%

Nonperforming loans, including nonaccrual PCI loans, increased $7.1 million, or 18.3%, primarily due to the additions of a $5.2 million nonperforming commercial real estate relationship carrying a 90% government guarantee and secured by an assisted living facility. A $1.2 million nonperforming agriculture relationship secured by underlying land and farm equipment was also added during the period. The increase in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.

OREO decreased $6.7 million, or 72.5%, primarily due to the sale of five properties during 2018 resulting in total proceeds of $7.1 million and an insignificant total gain on sale. The decrease driven by the sale of OREO properties was partially offset by the addition of individually insignificant OREO properties as well as valuation adjustments made throughout the year.

As a result of the above activity, the ratio of nonperforming loans to total loans increased to 1.43% at June 30, 2018 compared to 1.38% at December 31, 2017, and our ratio of nonperforming assets to total assets decreased to 1.28% at June 30, 2018 compared to 1.39% at December 31, 2017.

Past due loans to total loans increased to 2.54% at June 30, 2018 compared to 2.33% at December 31, 2017, due to the increase in nonperforming loans described above as well as the addition of ICC’s factored receivables and other payment performance activity.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At June 30, 2018, we had $6.1 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at June 30, 2018 were graded as “substandard”.

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

The following table sets forth the ALLL by category of loan:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$3,803	24%	0.50%	$3,435	27%	0.46%
Construction, land development, land	1,025	5%	0.69%	883	5%	0.65%
1-4 family residential properties	240	4%	0.20%	293	4%	0.23%
Farmland	509	6%	0.29%	310	6%	0.17%
Commercial	10,230	30%	1.02%	8,150	33%	0.89%
Factored receivables	7,727	19%	1.28%	4,597	13%	1.23%
Consumer	670	1%	2.33%	783	1%	2.52%
Mortgage warehouse	343	11%	0.10%	297	11%	0.10%
Total Loans	$24,547	100%	0.77%	$18,748	100%	0.67%

The ALLL increased $5.8 million, or 30.9%, which was driven by $1.7 million of net charge-offs (which carried a reserve of $1.0 million at the time of charge-off), $2.7 million of net new specific allowances recorded on impaired loans, an additional allowance of $1.8 million related to the ICC acquisition discussed above, as well as growth in the underlying portfolio during the six months ended June 30, 2018.

The following table presents the unpaid principal and recorded investment for loans at June 30, 2018. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $14.6 million at June 30, 2018, and (2) net deferred origination costs and fees totaling $3.6 million at June 30, 2018. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
June 30, 2018	Investment	Principal	Difference
Commercial real estate	$766,839	$773,357	$(6,518)
Construction, land development, land	147,852	150,423	(2,571)
1-4 family residential properties	122,653	123,783	(1,130)
Farmland	177,060	180,223	(3,163)
Commercial	1,006,443	1,007,769	(1,326)
Factored receivables	603,812	606,744	(2,932)
Consumer	28,775	28,787	(12)
Mortgage warehouse	343,028	343,574	(546)
	$3,196,462	$3,214,660	$(18,198)

At June 30, 2018 and December 31, 2017, we had on deposit $50.7 million and $32.5 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries, and the effects of those items on our ALLL:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$20,022	$19,093	$18,748	$15,405
Loans charged-off:
Commercial real estate	(2)	—	(2)	(137)
Construction, land development, land	—	(163)	—	(582)
1-4 family residential properties	(14)	—	(14)	(28)
Farmland	(200)	—	(200)	—
Commercial	(1)	(226)	(627)	(3,078)
Factored receivables	(116)	(386)	(700)	(966)
Consumer	(234)	(308)	(490)	(607)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(567)	$(1,083)	$(2,033)	$(5,398)
Recoveries of loans charged-off:
Commercial real estate	—	—	—	—
Construction, land development, land	2	—	10	7
1-4 family residential properties	2	14	5	19
Farmland	—	—	—	—
Commercial	74	156	136	378
Factored receivables	33	15	44	52
Consumer	75	155	183	209
Mortgage warehouse	—	—	—	—
Total loans recoveries	$186	$340	$378	$665
Net loans charged-off	$(381)	$(743)	$(1,655)	$(4,733)
Provision for (reversal of) loan losses:
Commercial real estate	337	263	370	830
Construction, land development, land	25	512	132	1,025
1-4 family residential properties	4	(25)	(44)	(95)
Farmland	91	47	399	91
Commercial	964	(504)	2,571	5,289
Factored receivables	3,317	814	3,786	1,333
Consumer	110	233	194	605
Mortgage warehouse	58	107	46	47
Total provision for loan losses	$4,906	$1,447	$7,454	$9,125
Balance at end of period	$24,547	$19,797	$24,547	$19,797

Average total loans held for investment	$2,922,047	$2,135,346	$2,844,882	$2,041,934
Net charge-offs to average total loans held for investment	0.01%	0.03%	0.06%	0.23%
Allowance to total loans held for investment	0.77%	0.86%	0.77%	0.86%

Quarter to date net loans charged off decreased $0.4 million, or 48.7%, primarily due to individually insignificant charge-off and recovery activity during the periods.

Year to date net loans charged off decreased $3.1 million, or 65.0%, primarily due to the $2.7 million charge-off of an individual healthcare finance relationship during the six months ended June 30, 2017.

Securities

As of June 30, 2018, we held debt securities classified as available for sale with a fair value of $183.2 million, a decrease of $67.4 million from $250.6 million at December 31, 2017. The decrease is attributable to typical portfolio management activities as well as the sale of $47 million of securities during the six months ended June 30, 2018 which were primarily made up of municipal securities acquired from Valley during the fourth quarter of 2017. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of June 30, 2018 and December 31, 2017, we held equity securities with a fair value of $5.0 million. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility. As a result of our adoption of ASU 2016-01, Financial Instruments, on January 1, 2018, equity securities were reclassified from securities available for sale.

As of June 30, 2018, we held investments classified as held to maturity with an amortized cost of $8.7 million, an increase of $0.1 million from $8.6 million at December 31, 2017. These held to maturity securities represent a minority investment in the unrated subordinated notes of recently issued CLOs managed by Trinitas Capital Management.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2018
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$19,833	1.38%	$77,092	1.69%	$—	—	$—	—	$96,925	1.63%
U.S. Treasury notes	—	—	1,948	1.98%	—	—	—	—	1,948	1.98%
Mortgage-backed securities	—	—	2,397	1.96%	4,610	2.32%	23,518	2.80%	30,525	2.66%
Asset backed securities	—	—	3,090	1.87%	—	—	7,623	2.94%	10,713	2.63%
State and municipal	632	1.79%	4,850	1.76%	20,723	1.94%	10,080	1.67%	36,285	1.84%
Corporate bonds	150	2.95%	5,393	2.43%	—	—	274	5.15%	5,817	2.56%
SBA pooled securities	—	—	43	4.16%	75	4.28%	3,248	3.44%	3,366	3.47%
Total available for sale securities	$20,615	1.41%	$94,813	1.75%	$25,408	2.02%	$44,743	2.64%	$185,579	1.96%

Held to maturity securities:	$—	—	$—	—	$3,352	13.23%	$5,321	11.03%	$8,673	11.88%

Liabilities

Total liabilities were $3.187 billion as of June 30, 2018, compared to $3.107 billion at December 31, 2017, an increase of $80 million, the components of which are discussed below.

Deposits

Our total deposits were $2.625 billion as of June 30, 2018, compared to $2.621 billion as of December 31, 2017, an increase of $3.6 million. The increase in deposits was due in part to growth in several of our deposit products offset by an intentional reduction in our reliance on the use of public funds during the period.  As of June 30, 2018, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 54% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 46% of total deposits. See Note 7 – Deposits in the accompanying condensed notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of June 30, 2018 and December 31, 2017.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of June 30, 2018:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$93,464	$31,744	$125,208
Over 3 through 6 months	98,920	35,345	134,265
Over 6 through 12 months	128,343	60,777	189,120
Over 12 months	62,522	18,467	80,989
	$383,249	$146,333	$529,582

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$381,114	0.23%	15%	$342,947	0.16%	17%
Individual retirement accounts	103,358	1.22%	4%	100,505	1.21%	5%
Money market	256,841	0.52%	10%	206,163	0.23%	10%
Savings	241,029	0.05%	9%	171,602	0.06%	8%
Certificates of deposit	767,484	1.36%	30%	773,178	1.15%	38%
Brokered deposits	246,089	1.86%	10%	67,852	1.46%	3%
Total interest bearing deposits	1,995,915	0.93%	78%	1,662,247	0.74%	81%
Noninterest bearing demand	553,309	—	22%	387,877	—	19%
Total deposits	$2,549,224	0.73%	100%	$2,050,124	0.60%	100%

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$385,533	0.21%	15%	$334,316	0.15%	16%
Individual retirement accounts	105,116	1.20%	4%	100,992	1.19%	5%
Money market	269,698	0.53%	11%	207,681	0.23%	10%
Savings	240,372	0.05%	9%	171,714	0.07%	8%
Certificates of deposit	790,238	1.32%	32%	764,938	1.13%	39%
Brokered deposits	216,404	1.80%	8%	67,968	1.43%	3%
Total interest bearing deposits	2,007,361	0.89%	79%	1,647,609	0.73%	81%
Noninterest bearing demand	549,237	—	21%	382,851	—	19%
Total deposits	$2,556,598	0.70%	100%	$2,030,460	0.59%	100%

Other Borrowings

Customer Repurchase Agreements

The following provides a summary of our customer repurchase agreements as of and for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Amount outstanding at end of period	$10,509	$11,488
Weighted average interest rate at end of period	0.02%	0.02%
Average daily balance during the period	$7,208	$12,906
Weighted average interest rate during the period	0.02%	0.02%
Maximum month-end balance during the period	$10,509	$21,041

Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

The following provides a summary of our FHLB advances as of and for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Amount outstanding at end of period	$420,000	$365,000
Weighted average interest rate at end of period	2.06%	1.39%
Average amount outstanding during the period	356,946	300,451
Weighted average interest rate during the period	1.74%	1.05%
Highest month end balance during the period	435,000	385,000

Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At June 30, 2018 and December 31, 2017, we had $353.4 million and $231.2 million, respectively, in unused and available advances from the FHLB.

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

Issuance costs related to the Notes totaled $1.3 million, including an underwriting discount of 1.5%, or $0.8 million, and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as a component of interest expense. The carrying value of the Notes totaled $48.9 million at June 30, 2018.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of June 30, 2018:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$12,917	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,481	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,447	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,519	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,849	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,636	July 2034	LIBOR + 2.75%
	$51,031	$38,849

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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $38.8 million was allowed in the calculation of Tier I capital as of June 30, 2018.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $607.2 million as of June 30, 2018, compared to $391.7 million as of December 31, 2017, an increase of $215.5 million. Stockholders’ equity increased during this period primarily due to $192.1 million of net proceeds from the April 12, 2018 common stock offering previously discussed, and net income for the period of $24.5 million. Offsetting these increases were dividends paid on our preferred stock.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2018, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137.5 million, with no amounts advanced against those lines at that time.

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2018. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - June 30, 2018
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$10,509	$10,509	$—	$—	$—
Federal Home Loan Bank advances	420,000	390,000	—	—	30,000
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	22,092	2,877	5,881	5,203	8,131
Time deposits with stated maturity dates	1,197,837	966,202	186,560	45,075	—
Total contractual obligations	$1,751,469	$1,369,588	$192,441	$50,278	$139,162

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•

risks relating to our ability to consummate the pending acquisitions of First Bancorp of Durango, Inc. and Southern Colorado Corp., including the possibility that the expected benefits related to the pending acquisitions may not materialize as expected; of the pending acquisitions not being timely completed, if completed at all; that prior to the completion of the pending acquisitions, the targets’ businesses could experience disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities, difficulty retaining key employees; and of the parties’ being unable to successfully implement integration strategies or to achieve expected synergies and operating efficiencies within our management’s expected timeframes or at all;

•	business and economic conditions generally and in the bank and non-bank financial services industries, nationally and within our local market areas;
•	our ability to mitigate our risk exposures;
•	our ability to maintain our historical earnings trends;
•

risks related to the integration of acquired businesses (including our pending acquisitions of First Bancorp of Durango, Inc. and Southern Colorado Corp., and our prior acquisitions of the operating assets of Interstate Capital Corporation and certain of its affiliates, Valley Bancorp, Inc. and nine branches from Independent Bank in Colorado) and any future acquisitions;

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

The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	5.6%	2.4%	4.8%	0.7%
+300 basis points	4.2%	1.9%	3.9%	0.9%
+200 basis points	2.9%	1.4%	2.7%	0.6%
+100 basis points	1.5%	0.9%	1.7%	0.6%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(1.3%)	(0.3%)	(2.2%)	(2.5%)

The following table presents the change in our economic value of equity as of June 30, 2018 and December 31, 2017, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2018	December 31, 2017
+400 basis points	7.1%	11.9%
+300 basis points	6.3%	10.5%
+200 basis points	4.8%	8.1%
+100 basis points	2.8%	4.9%
Flat rates	0.0%	0.0%
-100 basis points	(3.7%)	(9.6%)

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

2.1

Agreement and Plan of Merger, dated as of April 9, 2018, by and between Triumph Bancorp, Inc. and First Bancorp of Durango, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on April 9, 2018.*

2.2

Agreement and Plan of Merger, dated as of April 9, 2018, by and between Triumph Bancorp, Inc. and Southern Colorado Corp., incorporated by reference to Exhibit 2.2 to Form 8-K filed with the SEC on April 9, 2018.*

2.3

Asset Purchase Agreement, dated as of April 9, 2018, by and among Triumph Bancorp, Inc., Advance Business Capital LLC, Interstate Capital Corporation, and certain affiliates and shareholders of ICC, incorporated by reference to Exhibit 2.3 to Form 8-K filed with the SEC on April 9, 2018.*

2.4

Closing Letter Agreement, dated as of June 2, 2018, as an amendment to Asset Purchase Agreement, dated as of April 9, 2018, by and among Triumph Bancorp, Inc., Advance Business Capital LLC, Interstate Capital Corporation, and certain affiliates and shareholders of ICC, incorporated by reference to Exhibit 2.2 to Form 8-K filed with the SEC on June 4, 2018.*

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 10, 2018.
3.3	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.
3.4	Amendment No. 1 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on May 10, 2018.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document
*	The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	July 20, 2018	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	July 20, 2018	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer