Form 10-Q
period 2018-09-30
Triumph Bancorp, Inc.
filed 2018-10-19
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

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

Common Stock — $0.01 par value, 26,279,761 shares, as of October 17, 2018.

TRIUMPH BANCORP, INC.

FORM 10-Q

September 30, 2018

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

(Dollar amounts in thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and due from banks	$74,737	$59,114
Interest bearing deposits with other banks	207,672	75,015
Total cash and cash equivalents	282,409	134,129
Securities - available for sale	355,981	250,603
Securities - equity investments	4,981	5,006
Securities - held to maturity, fair value of $8,094 and $7,527, respectively	8,403	8,557
Loans held for sale	683	—
Loans, net of allowance for loan and lease losses of $27,256 and $18,748, respectively	3,484,887	2,792,108
Assets held for sale	—	71,362
Federal Home Loan Bank stock, at cost	23,109	16,006
Premises and equipment, net	82,935	62,861
Other real estate owned, net	2,442	9,191
Goodwill	158,728	44,126
Intangible assets, net	43,114	19,652
Bank-owned life insurance	40,339	44,364
Deferred tax assets, net	8,137	8,959
Other assets	40,954	32,109
Total assets	$4,537,102	$3,499,033
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$697,903	$564,225
Interest bearing	2,741,146	2,057,123
Total deposits	3,439,049	2,621,348
Customer repurchase agreements	13,248	11,488
Federal Home Loan Bank advances	330,000	365,000
Subordinated notes	48,903	48,828
Junior subordinated debentures	38,966	38,623
Other liabilities	50,295	22,048
Total liabilities	3,920,461	3,107,335
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred Stock	9,658	9,658
Common stock	264	209
Additional paid-in-capital	458,920	264,855
Treasury stock, at cost	(2,285)	(1,784)
Retained earnings	152,401	119,356
Accumulated other comprehensive income (loss)	(2,317)	(596)
Total stockholders’ equity	616,641	391,698
Total liabilities and stockholders' equity	$4,537,102	$3,499,033

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$41,257	$30,863	$116,288	$86,711
Factored receivables, including fees	27,939	12,198	64,033	32,177
Securities	1,551	1,655	4,040	5,004
FHLB stock	147	51	353	129
Cash deposits	865	370	2,412	986
Total interest income	71,759	45,137	187,126	125,007
Interest expense:
Deposits	6,219	3,272	15,127	9,198
Subordinated notes	837	837	2,512	2,508
Junior subordinated debentures	714	495	2,024	1,435
Other borrowings	2,207	1,021	5,294	1,978
Total interest expense	9,977	5,625	24,957	15,119
Net interest income	61,782	39,512	162,169	109,888
Provision for loan losses	6,803	572	14,257	9,697
Net interest income after provision for loan losses	54,979	38,940	147,912	100,191
Noninterest income:
Service charges on deposits	1,412	1,046	3,767	3,003
Card income	1,877	956	4,515	2,700
Net OREO gains (losses) and valuation adjustments	65	15	(551)	(86)
Net gains (losses) on sale of securities	—	35	(272)	35
Fee income	1,593	625	3,514	1,845
Insurance commissions	1,113	826	2,646	2,125
Asset management fees	—	—	—	1,717
Gain on sale of subsidiary or division	—	—	1,071	20,860
Other	(1)	668	1,486	4,459
Total noninterest income	6,059	4,171	16,176	36,658
Noninterest expense:
Salaries and employee benefits	24,695	16,717	64,626	54,687
Occupancy, furniture and equipment	3,553	2,398	9,621	7,105
FDIC insurance and other regulatory assessments	363	294	945	790
Professional fees	3,384	1,465	7,102	4,671
Amortization of intangible assets	2,064	870	4,542	2,892
Advertising and promotion	1,609	804	3,938	2,653
Communications and technology	7,252	2,145	13,882	6,552
Other	6,026	3,532	15,735	11,033
Total noninterest expense	48,946	28,225	120,391	90,383
Net income before income tax	12,092	14,886	43,697	46,466
Income tax expense	2,922	5,104	10,074	16,551
Net income	9,170	9,782	33,623	29,915
Dividends on preferred stock	(195)	(195)	(578)	(580)
Net income available to common stockholders	$8,975	$9,587	$33,045	$29,335
Earnings per common share
Basic	$0.34	$0.48	$1.37	$1.58
Diluted	$0.34	$0.47	$1.35	$1.53

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$9,170	$9,782	$33,623	$29,915
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(605)	124	(2,494)	815
Reclassification of amount realized through sale of securities	—	(35)	272	(35)
Tax effect	137	(33)	501	(290)
Total other comprehensive income (loss)	(468)	56	(1,721)	490
Comprehensive income	$8,702	$9,838	$31,902	$30,405

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Total
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2017	$9,746	18,078,247	$182	$197,157	76,118	$(1,374)	$83,910	$(276)	$289,345
Issuance of common stock, net of expenses	—	2,530,000	25	65,503	—	—	—	—	65,528
Issuance of restricted stock awards	—	45,732	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,484	—	—	—	—	1,484
Forfeiture of restricted stock awards	—	(853)	—	20	853	(20)	—	—	—
Stock option exercises, net	—	22,731	—	281	—	—	—	—	281
Warrant exercises, net	—	153,134	2	(2)	—	—	—	—	—
Purchase of treasury stock	—	(14,197)	—	—	14,197	(366)	—	—	(366)
Preferred stock converted to common stock	(88)	6,106	—	88	—	—	—	—	—
Series A preferred dividends	—	—	—	—	—	—	(273)	—	(273)
Series B preferred dividends	—	—	—	—	—	—	(307)	—	(307)
Net income	—	—	—	—	—	—	29,915	—	29,915
Other comprehensive income	—	—	—	—	—	—	—	490	490
Balance, September 30, 2017	$9,658	20,820,900	$209	$264,531	91,168	$(1,760)	$113,245	$214	$386,097

Balance, January 1, 2018	$9,658	20,820,445	$209	$264,855	91,951	$(1,784)	$119,356	$(596)	$391,698
Issuance of common stock, net of expenses	—	5,405,000	54	191,999	—	—	—	—	192,053
Issuance of restricted stock awards	—	65,001	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	1,966	—	—	—	—	1,966
Forfeiture of restricted stock awards	—	(2,422)	—	105	2,422	(105)	—	—	—
Stock option exercises, net	—	1,366	—	(4)	—	—	—	—	(4)
Purchase of treasury stock	—	(9,629)	—	—	9,629	(396)	—	—	(396)
Series A preferred dividends	—	—	—	—	—	—	(273)	—	(273)
Series B preferred dividends	—	—	—	—	—	—	(305)	—	(305)
Net income	—	—	—	—	—	—	33,623	—	33,623
Other comprehensive income	—	—	—	—	—	—	—	(1,721)	(1,721)
Balance, September 30, 2018	$9,658	26,279,761	$264	$458,920	104,002	$(2,285)	$152,401	$(2,317)	$616,641

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$33,623	$29,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,880	2,892
Net accretion on loans	(6,884)	(5,374)
Amortization of subordinated notes issuance costs	75	70
Amortization of junior subordinated debentures	343	307
Net amortization on securities	639	823
Amortization of intangible assets	4,542	2,892
Deferred taxes	1,329	4,405
Provision for loan losses	14,257	9,697
Stock based compensation	1,966	1,484
Net (gains) losses on sale of securities	272	(35)
Net (gain) loss on loans transferred to loans held for sale	—	46
Net OREO (gains) losses and valuation adjustments	551	86
Gain on sale of subsidiary or division	(1,071)	(20,860)
Income from CLO warehouse investments	—	(1,954)
Origination of loans held for sale	(185)	—
Proceeds from sale of loans originated for sale	740	—
(Increase) decrease in other assets	(7,084)	1,857
Increase (decrease) in other liabilities	6,107	6,741
Net cash provided by (used in) operating activities	53,100	32,992
Cash flows from investing activities:
Purchases of securities available for sale	—	(5,042)
Proceeds from sales of securities available for sale	123,016	2,936
Proceeds from maturities, calls, and pay downs of securities available for sale	38,389	66,253
Purchases of securities held to maturity	—	(5,092)
Proceeds from maturities, calls, and pay downs of securities held to maturity	898	17,993
Proceeds from sale of loans	—	1,919
Net change in loans	(281,518)	(394,859)
Purchases of premises and equipment, net	(16,479)	(1,390)
Net proceeds from sale of OREO	7,771	1,708
Proceeds from surrender of BOLI	4,562	—
Net proceeds from CLO warehouse investments	—	20,000
(Purchases) redemptions of FHLB stock, net	(6,188)	(7,646)
Cash paid for acquisitions, net of cash acquired	(141,872)	—
Proceeds from sale of subsidiary, net	73,849	10,269
Net cash provided by (used in) investing activities	(197,572)	(292,951)
Cash flows from financing activities:
Net increase (decrease) in deposits	135,654	(3,240)
Increase (decrease) in customer repurchase agreements	1,760	9,379
Increase (decrease) in Federal Home Loan Bank advances	(35,737)	155,000
Issuance of common stock, net of expenses	192,053	65,528
Stock option exercises	(4)	281
Purchase of treasury stock	(396)	(366)
Dividends on preferred stock	(578)	(580)
Net cash provided by (used in) financing activities	292,752	226,002
Net increase (decrease) in cash and cash equivalents	148,280	(33,957)
Cash and cash equivalents at beginning of period	134,129	114,514
Cash and cash equivalents at end of period	$282,409	$80,557

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental cash flow information:
Interest paid	$21,790	$13,609
Income taxes paid, net	$8,567	$7,676
Supplemental noncash disclosures:
Loans transferred to OREO	$221	$6,194
Premises transferred to OREO	$1,139	$276
Loans transferred to loans held for sale	$—	$1,965
Consideration received from sale of subsidiary or division	$—	$12,123

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

On March 16, 2018, the Company sold the assets of Triumph Healthcare Finance (“THF”) and exited its healthcare asset based lending line of business. THF operated within the Company’s TBK Bank subsidiary.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Newly Issued, But Not Yet Effective Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. The Company leases certain properties and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU, however, the majority of the Company’s properties and equipment are owned, not leased. At September 30, 2018, the Company had contractual operating lease commitments of approximately $21,863,000, before considering renewal options that are generally present.

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

NOTE 2 – Business combinations AND DIVESTITURES

First Bancorp of Durango, Inc. and Southern Colorado Corp.

Effective September 8, 2018 the Company acquired (i) First Bancorp of Durango, Inc. (“FBD”) and its community banking subsidiaries, The First National Bank of Durango and Bank of New Mexico and (ii) Southern Colorado Corp. (“SCC”) and its community banking subsidiary, Citizens Bank of Pagosa Springs, in all-cash transactions. The First National Bank of Durango serves consumers and businesses from four branches in Durango, Colorado and one branch in Bayfield, Colorado, Bank of New Mexico serves consumers and businesses from three branches in Albuquerque, Gallup and Grants, New Mexico, and Citizens Bank of Pagosa Springs serves consumers and businesses from two branches in Pagosa Springs, Colorado. The acquisitions expanded the Company’s market in Colorado and into New Mexico and further diversified the Company’s loan, customer, and deposit base.

A summary of the estimate fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)	FBD	SCC	Total
Assets acquired:
Cash and cash equivalents	$151,973	$14,299	$166,272
Securities	237,183	33,477	270,660
Loans held for sale	1,238	—	1,238
Loans	256,384	31,454	287,838
FHLB stock	786	129	915
Premises and equipment	7,495	840	8,335
Other real estate owned	213	—	213
Intangible assets	11,915	2,154	14,069
Other assets	2,730	403	3,133
	669,917	82,756	752,673
Liabilities assumed:
Deposits	601,194	73,464	674,658
Federal Home Loan Bank advances	737	—	737
Other liabilities	1,313	64	1,377
	603,244	73,528	676,772
Fair value of net assets acquired	66,673	9,228	75,901
Cash consideration transferred	134,667	13,294	147,961
Goodwill	$67,994	$4,066	$72,060

The Company has recognized goodwill of $72,060,000, which was calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in these acquisitions resulted from expected synergies and expansion in the Colorado market and into the New Mexico market. The goodwill will be deducted for tax purposes. The intangible assets recognized in the transactions will be amortized utilizing an accelerated method over their ten year estimated useful lives. The initial accounting for the acquisitions has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the acquisitions, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan and lease losses. Acquired loans were segregated between those considered to be purchased credit impaired (“PCI”) loans and those without credit impairment at acquisition. The following table presents details of the estimated fair value of  acquired loans at the acquisition date:

	Loans Excluding PCI Loans			PCI Loans			Total Loans
(Dollars in thousands)	FBD	SCC	Total	FBD	SCC	Total	Acquired
Commercial real estate	$140,955	$11,894	$152,849	$832	$200	$1,032	$153,881
Construction, land development, land	13,949	5,229	19,178	3,081	—	3,081	22,259
1-4 family residential properties	59,228	10,180	69,408	75	—	75	69,483
Farmland	5,709	1,207	6,916	—	—	—	6,916
Commercial	26,125	2,121	28,246	1,020	—	1,020	29,266
Factored receivables	—	—	—	—	—	—	—
Consumer	5,410	623	6,033	—	—	—	6,033
Mortgage warehouse	—	—	—	—	—	—	—
	$251,376	$31,254	$282,630	$5,008	$200	$5,208	$287,838

The following presents information at the acquisition date for non-PCI loans acquired in the transactions:

(Dollars in thousands)	FBD	SCC	Total
Contractually required principal and interest payments	$318,674	$38,590	$357,264
Contractual cash flows not expected to be collected	$4,255	$550	$4,805
Fair value at acquisition	$251,376	$31,254	$282,630

The following presents information at the acquisition date for PCI loans acquired in the transactions:

(Dollars in thousands)	FBD	SCC	Total
Contractually required principal and interest payments	$10,511	$269	$10,780
Contractual cash flows not expected to be collected (nonaccretable difference)	2,570	5	2,575
Expected cash flows at acquisition	7,941	264	8,205
Interest component of expected cash flows (accretable yield)	2,933	64	2,997
Fair value of loans acquired with deterioration of credit quality	$5,008	$200	$5,208

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents supplemental pro forma information for the three and nine months ended September 30, 2018 and 2017 as if the FBD and SCC acquisitions had occurred at the beginning of 2017. The supplemental pro forma information includes adjustments for interest income on loans acquired, depreciation expense on property acquired, amortization of intangibles arising from the transactions, and the related income tax effects. Additionally, because FBD and SCC were Subchapter S corporations before the acquisitions and did not incur any federal income tax liabilities, adjustments have been included to estimate the impact of federal income taxes on FBD and SCC’s net income for the periods presented. The supplemental pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been completed on the assumed date.

	Three months ended September 30, 2018			Three months ended September 30, 2017
(Dollars in thousands)	FBD	SCC	Total	FBD	SCC	Total
Net interest income	$65,694	$62,269	$66,181	$44,683	$40,147	$45,318
Noninterest income	$7,167	$6,159	$7,267	$5,404	$4,260	$5,493
Net income	$8,371	$8,578	$7,778	$10,595	$9,804	$10,617
Basic earnings per common share	$0.31	$0.32	$0.29	$0.44	$0.48	$0.43
Diluted earnings per common share	$0.31	$0.32	$0.29	$0.43	$0.47	$0.43

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
(Dollars in thousands)	FBD	SCC	Total	FBD	SCC	Total
Net interest income	$176,441	$163,916	$178,188	$125,098	$111,756	$126,966
Noninterest income	$19,679	$16,618	$20,121	$40,072	$37,028	$40,442
Net income	$34,179	$33,458	$34,013	$32,291	$30,065	$32,441
Basic earnings per common share	$1.31	$1.35	$1.30	$1.42	$1.55	$1.40
Diluted earnings per common share	$1.30	$1.33	$1.28	$1.39	$1.51	$1.37

The operations of FBD and SCC are included in the Company’s operating results beginning September 8, 2018.

Expenses related to the acquisitions, including professional fees and other transaction costs, totaling $5,871,000 were recorded in noninterest expense in the consolidated statements of income during the three months ended September 30, 2018.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Consideration paid included contingent consideration with an acquisition date fair value of $20,000,000. The contingent consideration is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition and is correlated to historical monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price. Final contingent consideration payout will range from $0 to $22,000,000 and the fair value of the associated liability will be remeasured each reporting period with changes in fair value reflected in operating results. The fair value of the contingent consideration was $20,487,000 at September 30, 2018.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Triumph Healthcare Finance

On January 19, 2018, the Company entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit its healthcare asset based lending line of business. At December 31, 2017, the carrying amount of the Disposal Group was transferred to assets held for sale. The sale closed on March 16, 2018.

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

The Company has recognized goodwill of $5,817,000, which was calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in this acquisition resulted from expected synergies and expansion in the Colorado market. The goodwill will be deducted for tax purposes. The intangible assets recognized in the transaction will be amortized utilizing an accelerated method over their ten year estimated useful lives. The accounting for the acquisition has been finalized.

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

In addition, the Company is entitled to receive an annual earn-out payment representing 3% of TCA’s future annual gross revenue, with a total maximum earn-out amount of $2,500,000.  The revenue share earn-out was considered contingent consideration which the Company recorded as an asset at its estimated fair value of $1,623,000 on the date of sale. The fair value of the revenue share asset was $1,725,000 at September 30, 2018. The Company received the first cash proceeds of $174,000 from the revenue share during the nine months ended September 30, 2018.

The Company incurred pre-tax expenses related to the transaction, including professional fees and other direct transaction costs, totaling $400,000 which were netted against the gain on sale of subsidiary in the consolidated statements of income during the three months ended March 31, 2017.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - SECURITIES

Equity Securities

The Company held equity securities with fair values of $4,981,000 and $5,006,000 at September 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, the Company recognized unrealized losses of $44,000 and $25,000, respectively, on the equity securities held at September 30, 2018, which were recorded in noninterest income in the consolidated statements of income. There were no sales of equity securities during the three and nine months ended September 30, 2018.

Debt Securities

Debt securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of debt securities and their approximate fair values are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$96,102	$—	$(1,328)	$94,774
U.S. Treasury notes	1,952	—	(47)	1,905
Mortgage-backed securities, residential	31,067	155	(641)	30,581
Asset backed securities	10,803	36	(34)	10,805
State and municipal	145,017	70	(1,025)	144,062
Corporate bonds	69,088	43	(145)	68,986
SBA pooled securities	4,952	5	(89)	4,868
Total available for sale securities	$358,981	$309	$(3,309)	$355,981

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,403	$230	$(539)	$8,094

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$110,531	$76	$(717)	$109,890
U.S. Treasury notes	1,940	—	(6)	1,934
Mortgage-backed securities, residential	33,537	306	(180)	33,663
Asset backed securities	11,883	47	(85)	11,845
State and municipal	74,684	150	(443)	74,391
Corporate bonds	15,271	52	(3)	15,320
SBA pooled securities	3,535	27	(2)	3,560
Total available for sale securities	$251,381	$658	$(1,436)	$250,603

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,557	$—	$(1,030)	$7,527

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair value of securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$87,890	$87,668	$—	$—
Due from one year to five years	175,252	173,829	—	—
Due from five years to ten years	38,428	37,827	3,052	3,282
Due after ten years	10,589	10,403	5,351	4,812
	312,159	309,727	8,403	8,094
Mortgage-backed securities, residential	31,067	30,581	—	—
Asset backed securities	10,803	10,805	—	—
SBA pooled securities	4,952	4,868	—	—
	$358,981	$355,981	$8,403	$8,094

Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds	$88,820	$2,936	$123,016	$2,936
Gross gains	—	35	5	35
Gross losses	—	—	(277)	—

Debt securities with a carrying amount of approximately $107,249,000 and $85,985,000 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to debt securities with gross unrealized and unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2018	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$62,335	$(685)	$32,439	$(643)	$94,774	$(1,328)
U.S. Treasury notes	1,905	(47)	—	—	1,905	(47)
Mortgage-backed securities, residential	12,554	(349)	5,782	(292)	18,336	(641)
Asset backed securities	110	(2)	4,967	(32)	5,077	(34)
State and municipal	100,141	(804)	9,917	(221)	110,058	(1,025)
Corporate bonds	45,583	(144)	149	(1)	45,732	(145)
SBA pooled securities	3,920	(89)	—	—	3,920	(89)
	$226,548	$(2,120)	$53,254	$(1,189)	$279,802	$(3,309)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
September 30, 2018	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$—	$—	$4,812	$(539)	$4,812	$(539)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$47,605	$(166)	$40,053	$(551)	$87,658	$(717)
U.S. Treasury notes	1,934	(6)	—	—	1,934	(6)
Mortgage-backed securities, residential	10,349	(21)	6,200	(159)	16,549	(180)
Asset backed securities	4,898	(85)	—	—	4,898	(85)
State and municipal	32,257	(216)	12,138	(227)	44,395	(443)
Corporate bonds	4,073	(2)	149	(1)	4,222	(3)
SBA pooled securities	1,654	(2)	—	—	1,654	(2)
	$102,770	$(498)	$58,540	$(938)	$161,310	$(1,436)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$1,835	$(28)	$5,692	$(1,002)	$7,527	$(1,030)

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

At September 30, 2018, the Company had 516 debt securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2018, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the recorded investment and unpaid principal for loans:

	September 30, 2018			December 31, 2017
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$906,494	$914,503	$(8,009)	$745,893	$753,803	$(7,910)
Construction, land development, land	190,920	195,075	(4,155)	134,812	138,045	(3,233)
1-4 family residential properties	194,752	196,361	(1,609)	125,827	127,499	(1,672)
Farmland	177,313	180,599	(3,286)	180,141	184,006	(3,865)
Commercial	1,123,598	1,127,844	(4,246)	920,812	924,133	(3,321)
Factored receivables	611,285	613,832	(2,547)	374,410	376,046	(1,636)
Consumer	31,423	31,576	(153)	31,131	31,144	(13)
Mortgage warehouse	276,358	276,358	—	297,830	297,830	—
Total	3,512,143	$3,536,148	$(24,005)	2,810,856	$2,832,506	$(21,650)
Allowance for loan and lease losses	(27,256)			(18,748)
	$3,484,887			$2,792,108

The difference between the recorded investment and the unpaid principal balance is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $20,869,000 and $18,706,000 at September 30, 2018 and December 31, 2017, respectively, and (2) net deferred origination and factoring fees totaling $3,136,000 and $2,944,000 at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, the Company had $54,917,000 and $32,459,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $680,070,000 and $596,230,000 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the nine months ended September 30, 2017, loans with a carrying amount of $1,965,000 were transferred to loans held for sale as the Company made the decision to sell the loans. These loans were subsequently sold resulting in proceeds of $1,919,000 and losses on sale of loans of $46,000, which were recorded as a reduction in other noninterest income in the consolidated statements of income. No loans were transferred to loans held for sale during the three months ended September 30, 2018 and 2017. There were no loans sold during the nine months ended September 30, 2018, other than those included in the sale of THF. See Note 2 – Business Combinations and Divestitures for details of the THF sale and its impact on our consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended September 30, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$3,803	$136	$—	$103	$4,042
Construction, land development, land	1,025	244	—	2	1,271
1-4 family residential properties	240	15	(3)	7	259
Farmland	509	(6)	—	—	503
Commercial	10,230	6,324	(4,074)	273	12,753
Factored receivables	7,727	64	(228)	8	7,571
Consumer	670	93	(286)	104	581
Mortgage warehouse	343	(67)	—	—	276
	$24,547	$6,803	$(4,591)	$497	$27,256

(Dollars in thousands)	Beginning				Ending
Three months ended September 30, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$2,506	$58	$—	$—	$2,564
Construction, land development, land	915	210	—	—	1,125
1-4 family residential properties	149	111	(1)	23	282
Farmland	261	(22)	—	—	239
Commercial	10,603	(629)	(755)	929	10,148
Factored receivables	4,507	645	(136)	30	5,046
Consumer	627	208	(270)	178	743
Mortgage warehouse	229	(9)	—	—	220
	$19,797	$572	$(1,162)	$1,160	$20,367

(Dollars in thousands)	Beginning				Ending
Nine months ended September 30, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$3,435	$506	$(2)	$103	$4,042
Construction, land development, land	883	376	—	12	1,271
1-4 family residential properties	293	(29)	(17)	12	259
Farmland	310	393	(200)	—	503
Commercial	8,150	8,895	(4,701)	409	12,753
Factored receivables	4,597	3,850	(928)	52	7,571
Consumer	783	287	(776)	287	581
Mortgage warehouse	297	(21)	—	—	276
	$18,748	$14,257	$(6,624)	$875	$27,256

(Dollars in thousands)	Beginning				Ending
Nine months ended September 30, 2017	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$1,813	$888	$(137)	$—	$2,564
Construction, land development, land	465	1,235	(582)	7	1,125
1-4 family residential properties	253	16	(29)	42	282
Farmland	170	69	—	—	239
Commercial	8,014	4,660	(3,833)	1,307	10,148
Factored receivables	4,088	1,978	(1,102)	82	5,046
Consumer	420	813	(877)	387	743
Mortgage warehouse	182	38	—	—	220
	$15,405	$9,697	$(6,560)	$1,825	$20,367

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
September 30, 2018	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$7,847	$887,834	$10,813	$906,494	$581	$3,461	$—	$4,042
Construction, land development, land	221	183,862	6,837	190,920	74	1,197	—	1,271
1-4 family residential properties	2,240	191,868	644	194,752	125	134	—	259
Farmland	4,156	172,782	375	177,313	72	431	—	503
Commercial	19,680	1,102,309	1,609	1,123,598	1,496	11,253	4	12,753
Factored receivables	6,841	604,444	—	611,285	1,916	5,655	—	7,571
Consumer	256	31,167	—	31,423	29	552	—	581
Mortgage warehouse	—	276,358	—	276,358	—	276	—	276
	$41,241	$3,450,624	$20,278	$3,512,143	$4,293	$22,959	$4	$27,256

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2017	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,013	$735,118	$9,762	$745,893	$123	$3,312	$—	$3,435
Construction, land development, land	136	130,732	3,944	134,812	—	883	—	883
1-4 family residential properties	2,638	122,093	1,096	125,827	152	141	—	293
Farmland	3,800	176,232	109	180,141	—	310	—	310
Commercial	26,616	893,509	687	920,812	1,409	6,741	—	8,150
Factored receivables	4,726	369,684	—	374,410	949	3,648	—	4,597
Consumer	384	30,747	—	31,131	80	703	—	783
Mortgage warehouse	—	297,830	—	297,830	—	297	—	297
	$39,313	$2,755,945	$15,598	$2,810,856	$2,713	$16,035	$—	$18,748

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from these tables.

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
September 30, 2018	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$6,031	$6,079	$581	$1,816	$1,869
Construction, land development, land	167	168	74	54	54
1-4 family residential properties	223	216	125	2,017	2,124
Farmland	914	900	72	3,242	3,524
Commercial	3,620	3,616	1,496	16,060	16,261
Factored receivables	6,841	6,841	1,916	—	—
Consumer	92	86	29	164	169
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$17,959	$17,961	$4,297	$23,353	$24,001

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2017	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$165	$165	$123	$848	$881
Construction, land development, land	—	—	—	136	136
1-4 family residential properties	237	235	152	2,401	2,519
Farmland	—	—	—	3,800	4,071
Commercial	9,194	9,191	1,409	17,422	17,605
Factored receivables	4,726	4,726	949	—	—
Consumer	271	267	80	113	115
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$14,593	$14,584	$2,713	$24,720	$25,327

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents average impaired loans and interest recognized on impaired:

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$6,861	$70	$853	$—
Construction, land development, land	181	1	135	—
1-4 family residential properties	2,205	21	1,817	16
Farmland	3,835	10	3,361	14
Commercial	24,579	46	22,003	167
Factored receivables	5,724	—	3,907	—
Consumer	260	3	136	4
Mortgage warehouse	—	—	—	—
PCI	75	—	143	—
	$43,720	$151	$32,355	$201

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$4,429	$76	$1,150	$1
Construction, land development, land	178	1	249	—
1-4 family residential properties	2,439	25	1,509	23
Farmland	3,978	27	2,287	32
Commercial	23,149	665	27,077	398
Factored receivables	5,783	—	3,847	—
Consumer	320	4	117	4
Mortgage warehouse	—	—	—	—
PCI	35	—	262	—
	$40,311	$798	$36,498	$458

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
September 30, 2018	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$2,493	$—	$7,873	$10,366
Construction, land development, land	769	—	221	990
1-4 family residential properties	1,253	79	2,156	3,488
Farmland	—	—	3,387	3,387
Commercial	3,976	246	16,865	21,087
Factored receivables	32,645	2,252	—	34,897
Consumer	820	—	276	1,096
Mortgage warehouse	—	—	—	—
PCI	206	—	2,969	3,175
	$42,162	$2,577	$33,747	$78,486

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2017	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$1,374	$—	$1,012	$2,386
Construction, land development, land	—	—	136	136
1-4 family residential properties	1,378	62	2,625	4,065
Farmland	250	109	3,412	3,771
Commercial	6,630	39	22,247	28,916
Factored receivables	20,858	1,454	—	22,312
Consumer	947	—	384	1,331
Mortgage warehouse	165	—	—	165
PCI	72	—	2,333	2,405
	$31,674	$1,664	$32,149	$65,487

The following table presents information regarding nonperforming loans at the dates indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Nonaccrual loans(1)	$33,747	$32,149
Factored receivables greater than 90 days past due	2,252	1,454
Troubled debt restructurings accruing interest	3,603	5,128
	$39,602	$38,731
(1)	Includes troubled debt restructurings of $3,927,000 and $14,009,000 at September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018 and December 31, 2017, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
September 30, 2018	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$889,505	$6,176	$—	$10,813	$906,494
Construction, land development, land	183,706	377	—	6,837	190,920
1-4 family residential	191,844	2,264	—	644	194,752
Farmland	171,631	5,307	—	375	177,313
Commercial	1,099,057	22,932	—	1,609	1,123,598
Factored receivables	605,002	5,340	943	—	611,285
Consumer	31,160	263	—	—	31,423
Mortgage warehouse	276,358	—	—	—	276,358
	$3,448,263	$42,659	$943	$20,278	$3,512,143

(Dollars in thousands)
December 31, 2017	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$732,175	$3,956	$—	$9,762	$745,893
Construction, land development, land	130,732	136	—	3,944	134,812
1-4 family residential	122,044	2,687	—	1,096	125,827
Farmland	171,017	9,015	—	109	180,141
Commercial	878,957	41,168	—	687	920,812
Factored receivables	370,839	2,325	1,246	—	374,410
Consumer	30,739	392	—	—	31,131
Mortgage warehouse	297,830	—	—	—	297,830
	$2,734,333	$59,679	$1,246	$15,598	$2,810,856

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $7,530,000 and $19,137,000 as of September 30, 2018 and December 31, 2017, respectively. The Company had allocated specific allowances for these loans of $640,000 and $535,000 at September 30, 2018 and December 31, 2017, respectively, and had not committed to lend additional amounts. The Company’s troubled debt restructurings are the result of granting a borrower that is experiencing financial difficulty a concession such as extending amortization periods, reducing contractual interest rates, or a combination thereof. The Company did not grant principal reductions on any restructured loans.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans modified as troubled debt restructurings that occurred during the nine months ended September 30, 2018 and 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
September 30, 2018	Loans	Investment	Investment
1-4 family residential properties	3	$111	$111
Farmland	1	263	263
Commercial	10	875	875
Total	14	$1,249	$1,249

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
September 30, 2017	Loans	Investment	Investment
Commercial	5	$2,184	$2,184

During the nine months ended September 30, 2018, the Company had one loan modified as troubled debt restructurings with a recorded investment of $156,000 for which there was a payment default within twelve months following the modification. During the nine months ended September 30, 2017, the Company had four loans modified as troubled debt restructurings with a recorded investment of $2,999,000 for which there were payment defaults within twelve months following the modification. The full recorded investment in one of these loans of $2,702,000 was charged off during the period. Default is determined at 90 or more days past due.

Residential Real Estate Loans In Process of Foreclosure

At September 30, 2018, the Company had $21,000 in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at September 30, 2018 and December 31, 2017, are as follows:

	September 30,	December 31,
	2018	2017
Contractually required principal and interest:
Real estate loans	$22,877	$16,360
Commercial loans	4,141	3,501
Outstanding contractually required principal and interest	$27,018	$19,861
Gross carrying amount included in loans receivable	$20,278	$15,598

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in accretable yield during the three and nine months ended September 30, 2018 and 2017 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accretable yield, beginning balance	$2,105	$3,126	$2,793	$4,261
Additions	2,997	—	2,997	—
Accretion	(439)	(411)	(1,177)	(3,117)
Reclassification from nonaccretable to accretable yield	124	56	174	2,067
Disposals	—	(2)	—	(442)
Accretable yield, ending balance	$4,787	$2,769	$4,787	$2,769

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Goodwill	$158,728	$44,126

	September 30, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$43,578	$(14,666)	$28,912	$29,511	$(11,335)	$18,176
Other intangible assets	15,700	(1,498)	14,202	1,764	(288)	1,476
	$59,278	$(16,164)	$43,114	$31,275	$(11,623)	$19,652

The changes in goodwill and intangible assets during the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$117,777	$43,322	$63,778	$46,531
Acquired goodwill	72,060	—	115,035	152
Acquired intangibles	14,069	—	28,004	—
Divestiture	—	—	(433)	(1,339)
Amortization of intangibles	(2,064)	(870)	(4,542)	(2,892)
Ending balance	$201,842	$42,452	$201,842	$42,452

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

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $8,403,000 and $8,557,000 at September 30, 2018 and December 31, 2017, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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

Collateralized Loan Obligation Fund – Warehouse Phase

From time to time, the Company may invest in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse phases. The Company’s investments in these CLO funds are repaid when the CLO funds’ warehouse phases are closed and the CLO offerings are issued. The Company’s maximum exposure to loss as a result of its involvement with these CLO funds is limited to the carrying amount of its investments in the subordinated debt of the CLO funds. The Company did not hold any investments in the subordinated debt of CLO funds during their warehouse phase at December 31, 2017 or during the nine months ended September 30, 2018. Income from the Company’s investments in CLO warehouse entities totaled $0 and $1,954,000 during the three and nine months ended September 30, 2017, respectively, which is included in other noninterest income within the Company’s consolidated statements of income.

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

NOTE 7 - Deposits

Deposits at September 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Noninterest bearing demand	$697,903	$564,225
Interest bearing demand	608,775	403,244
Individual retirement accounts	118,459	108,505
Money market	413,402	283,969
Savings	373,062	235,296
Certificates of deposit	854,048	837,384
Brokered deposits	373,400	188,725
Total Deposits	$3,439,049	$2,621,348

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2018, scheduled maturities of certificates of deposits, individual retirement accounts and brokered deposits are as follows:

(Dollars in thousands)	September 30, 2018
Within one year	$1,052,802
After one but within two years	192,942
After two but within three years	46,448
After three but within four years	38,478
After four but within five years	8,524
After five years	6,713
Total	$1,345,907

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $185,443,000 and $158,197,000 at September 30, 2018 and December 31, 2017, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$78,708	$418,319	$497,027	$133,634	$242,236	$375,870
Standby letters of credit	$2,148	$5,641	$7,789	$1,998	$8,169	$10,167
Mortgage warehouse commitments	$—	$305,053	$305,053	$—	$239,632	$239,632

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company records a reserve for loan and lease losses on off-balance sheet lending-related commitments through a charge to other noninterest expense on the Company’s consolidated statements of income. At September 30, 2018 and December 31, 2017, the reserve for loan and lease losses on off-balance sheet lending-related commitments totaled $511,000 and $501,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

In addition to the commitments above, the Company had overdraft protection available in the amounts of $3,145,000 and $2,397,000 at September 30, 2018 and December 31, 2017, respectively.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 15 of the Company’s 2017 Form 10-K, except for the valuation of loans held for investment which was impacted by the adoption of ASU 2016-01. In accordance with ASU 2016-01, the fair value of loans held for investment, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. Loans are considered a Level 3 classification.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a recurring basis are summarized in the table below. There were no liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Fair Value Measurements Using			Total
September 30, 2018	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$94,774	$—	$94,774
U.S. Treasury notes	—	1,905	—	1,905
Mortgage-backed securities, residential	—	30,581	—	30,581
Asset backed securities	—	10,805	—	10,805
State and municipal	—	144,062	—	144,062
Corporate bonds	—	68,986	—	68,986
SBA pooled securities	—	4,868	—	4,868
	$—	$355,981	$—	$355,981

Equity securities
Mutual fund	$4,981	$—	$—	$4,981

Loans held for sale	$—	$683	$—	$683

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$109,890	$—	$109,890
U.S. Treasury notes	—	1,934	—	1,934
Mortgage-backed securities, residential	—	33,663	—	33,663
Asset backed securities	—	11,845	—	11,845
State and municipal	—	74,391	—	74,391
Corporate bonds	—	15,320	—	15,320
SBA pooled securities	—	3,560	—	3,560
	$—	$250,603	$—	$250,603

Equity securities
Mutual fund	$5,006	$—	$—	$5,006

There were no transfers between levels during 2018 or 2017.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Fair Value Measurements Using			Total
September 30, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$5,450	$5,450
Construction, land development, land	—	—	93	93
1-4 family residential properties	—	—	98	98
Farmland	—	—	842	842
Commercial	—	—	2,124	2,124
Factored receivables	—	—	4,925	4,925
Consumer	—	—	63	63
PCI	—	—	67	67
Other real estate owned (1)
Commercial	—	—	819	819
	$—	$—	$14,481	$14,481

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$42	$42
1-4 family residential properties	—	—	85	85
Commercial	—	—	7,785	7,785
Factored receivables	—	—	3,777	3,777
Consumer	—	—	191	191
Other real estate owned (1)
Commercial	—	—	138	138
Construction, land development, land	—	—	202	202
	$—	$—	$12,220	$12,220

(1) Represents the fair value of OREO that was adjusted during the year to date period and subsequent to its initial classification as OREO.

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at September 30, 2018 and December 31, 2017 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
September 30, 2018	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$282,409	$282,409	$—	$—	$282,409
Securities - held to maturity	8,403	—	—	8,094	8,094
Loans not previously presented, gross	3,494,184	—	—	3,432,384	3,432,384
FHLB stock	23,109	N/A	N/A	N/A	N/A
Accrued interest receivable	20,141	20,141	—	—	20,141

Financial liabilities:
Deposits	3,439,049	—	3,428,722	—	3,428,722
Customer repurchase agreements	13,248	—	13,248	—	13,248
Federal Home Loan Bank advances	330,000	—	330,000	—	330,000
Subordinated notes	48,903	—	51,125	—	51,125
Junior subordinated debentures	38,966	—	41,057	—	41,057
Accrued interest payable	6,072	6,072	—	—	6,072

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2017	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$134,129	$134,129	$—	$—	$134,129
Securities - held to maturity	8,557	—	—	7,527	7,527
Loans not previously presented, net	2,780,228	—	—	2,800,362	2,800,362
Loans included in assets held for sale, net	68,668	—	—	69,268	69,268
FHLB stock	16,006	N/A	N/A	N/A	N/A
Accrued interest receivable	15,517	15,517	—	—	15,517

Financial liabilities:
Deposits	2,621,348	—	2,616,034	—	2,616,034
Customer repurchase agreements	11,488	—	11,488	—	11,488
Federal Home Loan Bank advances	365,000	—	365,000	—	365,000
Subordinated notes	48,828	—	52,310	—	52,310
Junior subordinated debentures	38,623	—	41,563	—	41,563
Accrued interest payable	3,323	3,323	—	—	3,323

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2018 and December 31, 2017, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2018 and December 31, 2017, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2018 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company and TBK Bank as of September 30, 2018 and December 31, 2017 are presented in the following table.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$529,965	13.0%	$324,920	8.0%	N/A	N/A
TBK Bank, SSB	$471,802	12.0%	$314,844	8.0%	$393,555	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$453,295	11.2%	$243,690	6.0%	N/A	N/A
TBK Bank, SSB	$444,126	11.3%	$236,133	6.0%	$314,843	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$404,671	10.0%	$182,767	4.5%	N/A	N/A
TBK Bank, SSB	$444,126	11.3%	$177,099	4.5%	$255,810	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$453,295	11.7%	$154,333	4.0%	N/A	N/A
TBK Bank, SSB	$444,126	11.7%	$152,037	4.0%	$190,046	5.0%

As of December 31, 2017
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$436,036	13.2%	$264,026	8.0%	N/A	N/A
TBK Bank, SSB	$361,068	11.4%	$254,139	8.0%	$317,674	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$367,958	11.1%	$198,019	6.0%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$190,603	6.0%	$254,137	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$320,265	9.7%	$148,514	4.5%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$142,952	4.5%	$206,486	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$367,958	11.8%	$124,754	4.0%	N/A	N/A
TBK Bank, SSB	$341,910	11.1%	$123,088	4.0%	$153,860	5.0%

Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

Beginning in January 2016, the implementation of the capital conservation buffer set forth by the Basel III regulatory capital framework was effective for the Company starting at 0.625% of risk weighted assets above the minimum risk based capital ratio requirements and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer was 1.875% and 1.25% at September 30, 2018 and December 31, 2017, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At September 30, 2018 and December 31, 2017, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

Common Stock

	September 30, 2018	December 31, 2017
Shares authorized	50,000,000	50,000,000
Shares issued	26,383,763	20,912,396
Treasury shares	(104,002)	(91,951)
Shares outstanding	26,279,761	20,820,445
Par value per share	$0.01	$0.01

Preferred Stock

	Series A		Series B
(Dollars in thousands, except per share amounts)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Shares authorized	50,000	50,000	115,000	115,000
Shares issued	45,500	45,500	51,076	51,076
Shares outstanding	45,500	45,500	51,076	51,076
Par value per share	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Liquidation preference amount	$4,550	$4,550	$5,108	$5,108
Dividend rate	Prime + 2%	Prime + 2%	8.00%	8.00%
Dividend rate - floor	8.00%	8.00%	N/A	N/A
Subsequent dividend payment dates	Quarterly	Quarterly	Quarterly	Quarterly
Convertible to common stock	Yes	Yes	Yes	Yes
Conversion period	Anytime	Anytime	Anytime	Anytime
Conversion ratio - preferred to common	6.94008	6.94008	6.94008	6.94008

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

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $913,000 and $1,966,000 for the three and nine months ended September 30, 2018, respectively, and $459,000 and $1,484,000 for the three and nine months ended September 30, 2017, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2018 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2018	102,776	$18.68
Granted	65,001	40.64
Vested	(63,995)	20.38
Forfeited	(2,422)	27.56
Nonvested at September 30, 2018	101,360	$31.48

RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2018, there was $2,166,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 3.17 years.

Restricted Stock Units

A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2018 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Shares	Fair Value
Nonvested at January 1, 2018	—	$—
Granted	59,658	38.75
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2018	59,658	$38.75

RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2018, there was $2,118,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 4.59 years.

Performance Stock Units

A summary of changes in the Company’s nonvested Performance Stock Units (“PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2018 were as follows:

		Weighted-Average
		Grant-Date
Nonvested PSUs	Shares	Fair Value
Nonvested at January 1, 2018	—	$—
Granted	59,658	38.57
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2018	59,658	$38.57

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

Nine Months Ended
September 30, 2018
Grant date	May 1, 2018
Performance period	5.00 Years
Stock price	$38.85
Triumph stock price volatility	29.13%
Risk-free rate	2.76%

As of September 30, 2018, there was $2,108,000 of unrecognized compensation cost related to the nonvested PSUs. The cost is expected to be recognized over a remaining period of 4.59 years.

Stock Options

A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the nine months ended September 30, 2018 were as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2018	185,328	$18.97
Granted	51,952	38.75
Exercised	(2,556)	17.16
Forfeited or expired	(3,186)	18.98
Outstanding at September 30, 2018	231,538	$23.43	8.22	$3,448

Fully vested shares and shares expected to vest at September 30, 2018	231,538	$23.43	8.22	$3,448

Shares exercisable at September 30, 2018	75,550	$17.73	7.69	$1,547

Information related to the stock options for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017
Aggregate intrinsic value of options exercised	$59	$243
Cash received from option exercises	—	281
Tax benefit realized from options exercises	12	85
Weighted average fair value of options granted	$13.22	$8.71

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

As of September 30, 2018, there was $804,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.11 years.

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Basic
Net income to common stockholders	$8,975	$9,587	$33,045	$29,335
Weighted average common shares outstanding	26,178,194	19,811,577	24,159,543	18,600,009
Basic earnings per common share	$0.34	$0.48	$1.37	$1.58
Diluted
Net income to common stockholders	$8,975	$9,587	$33,045	$29,335
Dilutive effect of preferred stock	195	195	578	580
Net income to common stockholders - diluted	$9,170	$9,782	$33,623	$29,915
Weighted average common shares outstanding	26,178,194	19,811,577	24,159,543	18,600,009
Dilutive effects of:
Assumed conversion of Preferred A	315,773	315,773	315,773	315,773
Assumed conversion of Preferred B	354,471	354,471	354,471	354,471
Assumed exercises of stock warrants	—	54,476	—	110,089
Assumed exercises of stock options	90,320	45,788	86,728	42,084
Restricted stock awards	45,796	63,384	55,087	65,999
Restricted stock units	7,276	—	2,706	—
Performance stock units	—	—	—	—
Average shares and dilutive potential common shares	26,991,830	20,645,469	24,974,308	19,488,425
Diluted earnings per common share	$0.34	$0.47	$1.35	$1.53

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares assumed to be converted from Preferred Stock Series A	—	—	—	—
Shares assumed to be converted from Preferred Stock Series B	—	—	—	—
Stock options	51,952	58,442	51,952	58,442
Restricted stock awards	14,513	—	14,513	—
Restricted stock units	—	—	—	—
Performance stock units	59,658	—	59,658	—

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

(Dollars in thousands)
Three Months Ended September 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$43,769	$27,420	$570	$71,759
Intersegment interest allocations	6,289	(6,289)	—	—
Total interest expense	8,426	—	1,551	9,977
Net interest income (expense)	41,632	21,131	(981)	61,782
Provision for loan losses	6,774	41	(12)	6,803
Net interest income after provision	34,858	21,090	(969)	54,979
Noninterest income	4,991	942	126	6,059
Noninterest expense	33,507	12,902	2,537	48,946
Operating income (loss)	$6,342	$9,130	$(3,380)	$12,092

(Dollars in thousands)
Three Months Ended September 30, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$32,973	$11,736	$428	$45,137
Intersegment interest allocations	2,193	(2,193)	—	—
Total interest expense	4,294	—	1,331	5,625
Net interest income (expense)	30,872	9,543	(903)	39,512
Provision for loan losses	(69)	649	(8)	572
Net interest income after provision	30,941	8,894	(895)	38,940
Noninterest income	3,498	774	(101)	4,171
Noninterest expense	21,984	5,600	641	28,225
Operating income (loss)	$12,455	$4,068	$(1,637)	$14,886

(Dollars in thousands)
Nine Months Ended September 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$123,050	$62,514	$1,562	$187,126
Intersegment interest allocations	13,377	(13,377)	—	—
Total interest expense	20,421	—	4,536	24,957
Net interest income (expense)	116,006	49,137	(2,974)	162,169
Provision for loan losses	10,510	3,747	—	14,257
Net interest income after provision	105,496	45,390	(2,974)	147,912
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	12,612	2,452	41	15,105
Noninterest expense	86,446	30,067	3,878	120,391
Operating income (loss)	$32,733	$17,775	$(6,811)	$43,697

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)
Nine Months Ended September 30, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$93,204	$30,828	$975	$125,007
Intersegment interest allocations	5,211	(5,211)	—	—
Total interest expense	11,177	—	3,942	15,119
Net interest income (expense)	87,238	25,617	(2,967)	109,888
Provision for loan losses	7,571	2,042	84	9,697
Net interest income after provision	79,667	23,575	(3,051)	100,191
Gain on sale of subsidiary or division	—	—	20,860	20,860
Other noninterest income	10,604	2,203	2,991	15,798
Noninterest expense	65,171	16,677	8,535	90,383
Operating income (loss)	$25,100	$9,101	$12,265	$46,466

(Dollars in thousands)
September 30, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,433,862	$659,782	$712,971	$(1,269,513)	$4,537,102
Gross loans	$3,411,456	$579,985	$10,952	$(490,250)	$3,512,143

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$504,656	$(810,867)	$3,499,033
Gross loans	$2,784,147	$346,293	$11,936	$(331,520)	$2,810,856

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset based lending, equipment lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of September 30, 2018, we had consolidated total assets of $4.537 billion, total loans held for investment of $3.512 billion, total deposits of $3.439 billion and total stockholders’ equity of $616.6 million.

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector, and our asset based lending, equipment finance, and premium finance products. Our aggregate outstanding balances for these products increased $386.0 million, or 43.0%, to $1.284 billion as of September 30, 2018, primarily due to organic growth as well as increased factored receivables resulting from the acquisition of Interstate Capital Corporation as discussed below.

The following table sets forth our commercial finance product lines:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Commercial finance
Equipment	$323,832	$254,119
Asset based lending	273,096	213,471
Premium finance	75,293	55,520
Factored receivables	611,285	374,410
Total commercial finance loans	$1,283,506	$897,520

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. We have determined our reportable segments are Banking, Factoring, and Corporate. For the nine months ended September 30, 2018, our Banking segment generated 67% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 32% of our total revenue, and our Corporate segment generated 1% of our total revenue. On March 31, 2017, we sold our 100% membership interest in Triumph Capital Advisors, LLC (“TCA”) and discontinued fee based asset management services. TCA operations were not material during the year ended December 31, 2017 and are reflected in our Corporate segment, along with the gain on sale of our membership interest in TCA.

Third Quarter 2018 Overview

Net income available to common stockholders for the three months ended September 30, 2018 was $9.0 million, or $0.34 per diluted share, compared to net income available to common stockholders for the three months ended September 30, 2017 of $9.6 million, or $0.47 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, adjusted net income to common stockholders was $13.5 million, or $0.51 per diluted share, for the three months ended September 30, 2018.  For the three months ended September 30, 2018, our return on average common equity was 5.85% and our return on average assets was 0.90%.

Net income available to common stockholders for the nine months ended September 30, 2018 was $33.0 million, or $1.35 per diluted share, compared to net income available to common stockholders for the nine months ended September 30, 2017 of $29.3 million, or $1.53 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $37.5 million, or $1.53 per diluted share, for the nine months ended September 30, 2018, compared to adjusted net income to common stockholders for the nine months ended September 30, 2017 of $19.4 million, or $1.02 per diluted share.  For the nine months ended September 30, 2018, our return on average common equity was 8.41% and our return on average assets was 1.21%.

At September 30, 2018, we had total assets of $4.537 billion, including gross loans of $3.512 billion, compared to $3.499 billion of total assets and $2.811 billion of gross loans at December 31, 2017. Organic loan growth totaled $282.4 million during the nine months ended September 30, 2018. Our commercial finance product lines increased from $897.5 million in aggregate as of December 31, 2017 to $1.284 billion as of September 30, 2018, an increase of 43.0%, and constitute 37% of our total loan portfolio at September 30, 2018.

At September 30, 2018, we had total liabilities of $3.920 billion, including total deposits of $3.439 billion, compared to $3.107 billion of total liabilities and $2.621 billion of total deposits at December 31, 2017. Deposits increased $817.7 million during the nine months ended September 30, 2018.

At September 30, 2018, we had total stockholders' equity of $616.6 million. During the nine months ended September 30, 2018, total stockholders’ equity increased $224.9 million, primarily due to $192.1 million of net proceeds from the April 12, 2018 common stock offering discussed below and our net income for the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 11.16% and 13.05%, respectively, at September 30, 2018.

2018 Items of Note

First Bancorp of Durango, Inc. and Southern Colorado Corp.

Effective September 8, 2018, we acquired First Bancorp of Durango, Inc. (“FBD”) and its two community banking subsidiaries, The First National Bank of Durango and Bank of New Mexico, which were merged into TBK Bank upon closing, in an all-cash transaction for $134.7 million. On the same date, we acquired Southern Colorado Corp. (“SCC”) and its community banking subsidiary, Citizens Bank of Pagosa Springs, which was merged into TBK Bank upon closing, in an all-cash transaction for $13.3 million. As part of the FBD and SCC acquisitions, we acquired a combined $287.8 million of loans held for investment, assumed a combined $674.7 million of deposits, and recorded a combined $14.1 million of core deposit intangible assets and $72.1 million of goodwill.

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

Common Stock Offering

On April 12, 2018, we completed an underwritten common stock offering issuing 5.4 million shares of our common stock, including 0.7 million shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at $37.50 per share for total gross proceeds of $202.7 million. Net proceeds after underwriting discounts and offering expenses were $192.1 million. A significant portion of the net proceeds of this offering were used to fund the FBD, SCC and ICC acquisitions. Remaining proceeds will be used for general corporate purposes.

Triumph Healthcare Finance

On January 19, 2018, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit the healthcare asset-based lending line of business. The decision to sell THF was made prior to the end of the fourth quarter of 2017, and at December 31, 2017, the fair value of the Disposal Group exceeded its carrying amount. As a result of this decision, the $71.4 million carrying amount of the Disposal Group was transferred to assets held for sale as of December 31, 2017. The sale was finalized on March 16, 2018 and resulted in a net pre-tax contribution to earnings for the nine months ended September 30, 2018 of $1.1 million, or approximately $0.8 million net of tax.

For further information on the above transactions, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

2017 Items of Note

Valley Bancorp, Inc.

Effective December 9, 2017, we acquired Valley Bancorp, Inc. (“Valley”) and its community banking subsidiary, Valley Bank & Trust, which was merged into TBK Bank upon closing, in an all-cash transaction for $40.1 million. As part of the Valley acquisition, we acquired $171.2 million of loans, assumed $293.4 million of deposits and recorded $6.1 million of core deposit intangible assets and $10.5 million of goodwill.

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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Income Statement Data:
Interest income	$71,759	$45,137	$187,126	$125,007
Interest expense	9,977	5,625	24,957	15,119
Net interest income	61,782	39,512	162,169	109,888
Provision for loan losses	6,803	572	14,257	9,697
Net interest income after provision	54,979	38,940	147,912	100,191
Gain on sale of subsidiary or division	—	—	1,071	20,860
Other noninterest income	6,059	4,171	15,105	15,798
Noninterest income	6,059	4,171	16,176	36,658
Noninterest expense	48,946	28,225	120,391	90,383
Net income before income taxes	12,092	14,886	43,697	46,466
Income tax expense	2,922	5,104	10,074	16,551
Net income	9,170	9,782	33,623	29,915
Dividends on preferred stock	(195)	(195)	(578)	(580)
Net income available to common stockholders	$8,975	$9,587	$33,045	$29,335

Per Share Data:
Basic earnings per common share	$0.34	$0.48	$1.37	$1.58
Diluted earnings per common share	$0.34	$0.47	$1.35	$1.53
Weighted average shares outstanding - basic	26,178,194	19,811,577	24,159,543	18,600,009
Weighted average shares outstanding - diluted	26,991,830	20,645,469	24,974,308	19,488,425

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.51	$0.47	$1.53	$1.02
Adjusted weighted average shares outstanding - diluted	26,991,830	20,645,469	24,974,308	19,488,425

Performance ratios - Annualized:
Return on average assets	0.90%	1.36%	1.21%	1.46%
Return on average total equity	5.88%	10.71%	8.40%	12.44%
Return on average common equity	5.85%	10.79%	8.41%	12.58%
Return on average tangible common equity (1)	7.57%	12.28%	10.27%	14.65%
Yield on loans	8.33%	7.44%	8.05%	7.47%
Adjusted yield on loans (1)	8.18%	7.20%	7.74%	7.14%
Cost of interest bearing deposits	1.08%	0.80%	0.96%	0.75%
Cost of total deposits	0.85%	0.64%	0.76%	0.61%
Cost of total funds	1.16%	0.90%	1.06%	0.84%
Net interest margin	6.59%	5.90%	6.35%	5.82%
Adjusted net interest margin (1)	6.45%	5.69%	6.08%	5.54%
Efficiency ratio	72.15%	64.61%	67.50%	61.68%
Adjusted efficiency ratio (1)	63.49%	64.61%	63.98%	67.82%
Net noninterest expense to average assets	4.19%	3.35%	3.76%	2.63%
Adjusted net noninterest expense to average assets (1)	3.62%	3.35%	3.55%	3.40%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2018	2017
Balance Sheet Data:
Total assets	$4,537,102	$3,499,033
Cash and cash equivalents	282,409	134,129
Investment securities	369,365	264,166
Loans held for investment, net	3,484,887	2,792,108
Total liabilities	3,920,461	3,107,335
Noninterest bearing deposits	697,903	564,225
Interest bearing deposits	2,741,146	2,057,123
FHLB advances	330,000	365,000
Subordinated notes	48,903	48,828
Junior subordinated debentures	38,966	38,623
Total stockholders’ equity	616,641	391,698
Preferred stockholders' equity	9,658	9,658
Common stockholders' equity	606,983	382,040

Per Share Data:
Book value per share	$23.10	$18.35
Tangible book value per share (1)	$15.42	$15.29
Shares outstanding end of period	26,279,761	20,820,445

Asset Quality ratios(2):
Past due to total loans	2.23%	2.33%
Nonperforming loans to total loans	1.13%	1.38%
Nonperforming assets to total assets	0.93%	1.39%
ALLL to nonperforming loans	68.82%	48.41%
ALLL to total loans	0.78%	0.67%
Net charge-offs to average loans(3)	0.19%	0.28%

Capital ratios:
Tier 1 capital to average assets	11.75%	11.80%
Tier 1 capital to risk-weighted assets	11.16%	11.15%
Common equity Tier 1 capital to risk-weighted assets	9.96%	9.70%
Total capital to risk-weighted assets	13.05%	13.21%
Total stockholders' equity to total assets	13.59%	11.19%
Tangible common stockholders' equity ratio (1)	9.35%	9.26%

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

(2)	Asset quality ratios exclude loans held for sale.
(3)	Net charge-offs to average loans ratios are for the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net income available to common stockholders	$8,975	$9,587	$33,045	$29,335
Transaction costs	5,871	—	6,965	325
Gain on sale of subsidiary	—	—	(1,071)	(20,860)
Incremental bonus related to transaction	—	—	—	4,814
Tax effect of adjustments	(1,392)	—	(1,401)	5,754
Adjusted net income available to common stockholders	$13,454	$9,587	$37,538	$19,368
Dilutive effect of convertible preferred stock	195	195	578	580
Adjusted net income available to common stockholders - diluted	$13,649	$9,782	$38,116	$19,948

Weighted average shares outstanding - diluted	26,991,830	20,645,469	24,974,308	19,488,425
Adjusted effects of assumed preferred stock conversion	—	—	—	—
Adjusted weighted average shares outstanding - diluted	26,991,830	20,645,469	24,974,308	19,488,425
Adjusted diluted earnings per common share	$0.51	$0.47	$1.53	$1.02

Net income available to common stockholders	$8,975	$9,587	$33,045	$29,335
Average tangible common equity	470,553	309,624	430,080	267,633
Return on average tangible common equity	7.57%	12.28%	10.27%	14.65%

Adjusted efficiency ratio:
Net interest income	$61,782	$39,512	$162,169	$109,888
Noninterest income	6,059	4,171	16,176	36,658
Operating revenue	67,841	43,683	178,345	146,546
Gain on sale of subsidiary	—	—	(1,071)	(20,860)
Adjusted operating revenue	$67,841	$43,683	$177,274	$125,686

Total noninterest expense	$48,946	$28,225	$120,391	$90,383
Transaction costs	(5,871)	—	(6,965)	(325)
Incremental bonus related to transaction	—	—	—	(4,814)
Adjusted noninterest expense	$43,075	$28,225	$113,426	$85,244
Adjusted efficiency ratio	63.49%	64.61%	63.98%	67.82%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$48,946	$28,225	$120,391	$90,383
Transaction costs	(5,871)	—	(6,965)	(325)
Incremental bonus related to transaction	—	—	—	(4,814)
Adjusted noninterest expense	$43,075	$28,225	$113,426	$85,244

Total noninterest income	$6,059	$4,171	$16,176	$36,658
Gain on sale of subsidiary	—	—	(1,071)	(20,860)
Adjusted noninterest income	6,059	4,171	15,105	15,798
Adjusted net noninterest expenses	$37,016	$24,054	$98,321	$69,446
Average total assets	4,060,560	2,849,170	3,702,513	2,731,426
Adjusted net noninterest expense to average assets ratio	3.62%	3.35%	3.55%	3.40%

Reported yield on loans	8.33%	7.44%	8.05%	7.47%
Effect of accretion income on acquired loans	(0.15%)	(0.24%)	(0.31%)	(0.33%)
Adjusted yield on loans	8.18%	7.20%	7.74%	7.14%

Reported net interest margin	6.59%	5.90%	6.35%	5.82%
Effect of accretion income on acquired loans	(0.14%)	(0.21%)	(0.27%)	(0.28%)
Adjusted net interest margin	6.45%	5.69%	6.08%	5.54%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2018	2017
Total stockholders' equity	$616,641	$391,698
Preferred stock liquidation preference	(9,658)	(9,658)
Total common stockholders' equity	606,983	382,040
Goodwill and other intangibles	(201,842)	(63,778)
Tangible common stockholders' equity	$405,141	$318,262
Common shares outstanding	26,279,761	20,820,445
Tangible book value per share	$15.42	$15.29

Total assets at end of period	$4,537,102	$3,499,033
Goodwill and other intangibles	(201,842)	(63,778)
Tangible assets at period end	$4,335,260	$3,435,255
Tangible common stockholders' equity ratio	9.35%	9.26%

Results of Operations

Three months ended September 30, 2018 compared with three months ended September 30, 2017.

Net Income

We earned net income of $9.2 million for the three months ended September 30, 2018 compared to $9.8 million for the three months ended September 30, 2017, a decrease of $0.6 million.

The results for the three months ended September 30, 2018 include the results of operations of the assets acquired from FBD and SCC since the September 8, 2018 acquisition date and were impacted by $5.9 million of transaction costs associated with the acquisition. Excluding the transaction costs, net of taxes, we earned adjusted net income of $13.6 million for the three months ended September 30, 2018 compared to $9.8 million for the three months ended September 30, 2017, an increase of $3.8 million. The adjusted increase was primarily the result of a $22.3 million increase in net interest income, a $1.9 million increase in noninterest income, and a $0.7 million decrease in adjusted income tax expense, offset in part by a $6.2 million increase in the provision for loan losses and a $14.9 million increase in adjusted noninterest expense.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended September 30,
	2018			2017
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$156,876	$865	2.19%	$111,364	$370	1.32%
Taxable securities	183,238	1,207	2.61%	211,354	1,570	2.95%
Tax-exempt securities	66,208	344	2.06%	25,174	85	1.34%
FHLB stock	20,984	147	2.78%	14,885	51	1.36%
Loans (1)	3,293,719	69,196	8.33%	2,295,356	43,061	7.44%
Total interest earning assets	3,721,025	71,759	7.65%	2,658,133	45,137	6.74%
Noninterest earning assets:
Cash and cash equivalents	69,875			36,128
Other noninterest earning assets	269,660			154,909
Total assets	$4,060,560			$2,849,170
Interest bearing liabilities:
Deposits:
Interest bearing demand	$418,226	$200	0.19%	$312,009	$137	0.17%
Individual retirement accounts	105,774	339	1.27%	98,713	309	1.24%
Money market	303,843	594	0.78%	201,462	118	0.23%
Savings	272,230	60	0.09%	167,908	20	0.05%
Certificates of deposit	793,685	3,068	1.53%	773,075	2,381	1.22%
Brokered deposits	384,337	1,958	2.02%	72,094	307	1.69%
Total deposits	2,278,095	6,219	1.08%	1,625,261	3,272	0.80%
Subordinated notes	48,890	837	6.79%	48,791	837	6.81%
Junior subordinated debentures	38,905	714	7.28%	32,983	495	5.95%
Other borrowings	425,781	2,207	2.06%	365,464	1,021	1.11%
Total interest bearing liabilities	2,791,671	9,977	1.42%	2,072,499	5,625	1.08%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	608,245			398,774
Other liabilities	41,961			15,698
Total equity	618,683			362,199
Total liabilities and equity	$4,060,560			$2,849,170
Net interest income		$61,782			$39,512
Interest spread (2)			6.23%			5.66%
Net interest margin (3)			6.59%			5.90%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017
Average community banking	$2,039,624	$1,463,401
Average commercial finance	1,254,095	831,955
Average total loans	$3,293,719	$2,295,356
Community banking yield	5.68%	5.60%
Commercial finance yield	12.66%	10.62%
Total loan yield	8.33%	7.44%

We earned net interest income of $61.8 million for the three months ended September 30, 2018 compared to $39.5 million for the three months ended September 30, 2017, an increase of $22.3 million, or 56.5%, primarily driven by the following factors.

Interest income increased $26.6 million, or 58.9%, as a result of an increase in average interest earning assets of $1,063 million, or 40.0%, which was attributable to the impact of the FBD and SCC acquisitions which contributed $287.8 million of loans and $270.7 million of securities. The increase is also attributable to growth in our factored receivable operations as a result of the ICC acquisition and organic factored receivables growth. Additionally, interest income increased as a result of the Valley and Acquired Branch acquisitions which contributed $267.0 million of loans and $97.7 million of securities during the fourth quarter of 2017 and organic loan growth. The average balance of our higher yielding commercial finance loans increased $422.1 million, or 50.7%, from $832.0 million for the three months ended September 30, 2017 to $1.254 billion for the three months ended  September 30, 2018 as a result of the ICC acquisition and the continued execution of our growth strategy for such products. Our average mortgage warehouse lending balance was $289.7 million for the three months ended September 30, 2018 compared to $177.8 million for the three months ended September 30, 2017. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period.

Interest expense increased $4.4 million, or 77.4%, as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $652.8 million 40.2%, primarily due to $674.7 million of customer deposits assumed in the FBD and SCC acquisitions and $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth however, our outstanding balance of FHLB advances at period end decreased period over period.

Net interest margin increased to 6.59% for the three months ended September 30, 2018 from 5.90% for the three months ended September 30, 2017, an increase of 69 basis points or 11.7%.

The increase in our net interest margin primarily resulted from an increase in yields on our interest earning assets.  Our average yield on interest earning assets increased 91 basis points to 7.65% for the three months ended September 30, 2018 from 6.74% for the three months ended September 30, 2017, primarily due to an overall change in the mix within our loan portfolio period over period.  Our higher yielding average commercial finance products as a percentage of the total loan portfolio increased from 36.2% for the three months ended September 30, 2017 to 38.1% for the three months ended September 30, 2018 and, average factored receivables as a percentage of the total commercial finance portfolio increased from 36.4% at September 30, 2017 to 47.7% at September 30, 2018 contributing to the overall increase in yield on our interest earning assets.  In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 78% at September 30, 2018 compared to 77% at September 30, 2017.

A component of the yield on our loan portfolio consists of discount accretion on the portfolios acquired in connection with our acquisitions.  The aggregate increased yield on our loan portfolio attributable to the accretion of purchase discounts associated with our acquisitions was 15 basis points for the three months ended September 30, 2018 and 24 basis points for the three months ended September 30, 2017. Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 8.18% and 7.20% for the three months ended September 30, 2018 and 2017, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines.

Also impacting our net interest margin was  an increase in our average cost of interest bearing liabilities of 34 basis points. This increase was caused by an increased use of higher rate certificates of deposit and brokered deposits to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the macro economy. This increase was partially offset by a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the FBD, SCC, Valley and Acquired Branches acquisitions.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 6.45% and 5.69% for the three months ended September 30, 2018 and 2017, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities:

	Three Months Ended
	September 30, 2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$244	$251	$495
Taxable securities	(178)	(185)	(363)
Tax-exempt securities	46	213	259
FHLB stock	53	43	96
Loans	5,161	20,974	26,135
Total interest income	5,326	21,296	26,622
Interest bearing liabilities:
Interest bearing demand	12	51	63
Individual retirement accounts	7	23	30
Money market	276	200	476
Savings	17	23	40
Certificates of deposit	607	80	687
Brokered deposits	60	1,591	1,651
Total deposits	979	1,968	2,947
Subordinated notes	(2)	2	—
Junior subordinated debentures	110	109	219
Other borrowings	873	313	1,186
Total interest expense	1,960	2,392	4,352
Change in net interest income	$3,366	$18,904	$22,270

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

Our ALLL was $27.3 million as of September 30, 2018 versus $18.7 million as of December 31, 2017, representing an ALLL to total loans ratio of 0.78% and 0.67% respectively.

Our provision for loan losses was $6.8 million for the three months ended September 30, 2018 compared to $0.6 million for the three months ended September 30, 2017, an increase of $6.2 million, or 1033.3%.

The increase in provision for loan loss was the result of increased net charge-offs, an increased loss factor on our asset based lending portfolio, which is included in our commercial loan portfolio, and increased net new specific reserves. Net charge-offs increased by $4.1 million from $2 thousand for the three months ended September 30, 2017 to $4.1 million for the three months ended September 30, 2018. Approximately $0.7 million and $0.3 million of the charge-offs for the three months ended September 30, 2018 and 2017, respectively, had specific reserves previously recorded. We recorded net new specific reserves of $0.5 million during the three months ended September 30, 2018 compared to net specific reserve releases of $0.1 million recorded during the three months ended September 30, 2017.

We charged-off approximately $4.0 million on a single asset based lending relationship during the three months ended September 30, 2018.  The loss resulted from fraudulent conduct believed to be perpetrated by one or more employees of the borrower.  The primary cause of the loss was the borrower’s submission of false borrowing base certificates and supporting documentation that resulted in advances in excess of available collateral.  A notice of default has been issued to the borrower and the facility is in the process of liquidation. Approximately $0.7 million of the charge off had specific reserves previously recorded at the beginning of the three months period ended September 30, 2018. In addition, the charge-off resulted in an increase in the estimate of the allowance for loan loss reserves recorded against the remaining asset based lending portfolio in an amount of $2.5 million as a result of higher loss factors being incorporated into the Company’s allowance for loan loss reserve methodology for the period ended September 30, 2018.

Excluding the aforementioned impact of the FBD and SCC acquisitions, during the three months ended September 30, 2018 outstanding loans increased $27.8 million from June 30, 2018.  During the three months ended September 30, 2017, outstanding loans increased $130.4 million from June 30, 2017.  The smaller increase in loan balances within the three months ended September 30, 2018 partially offset the increase in our provision for loan losses in the current period however, this benefit was offset by a change in the composition of our loan portfolio.

Noninterest Income

The following table presents our major categories of noninterest income:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Service charges on deposits	$1,412	$1,046	$366	35.0%
Card income	1,877	956	921	96.3%
Net OREO gains (losses) and valuation adjustments	65	15	50	333.3%
Net gains (losses) on sale of securities	—	35	(35)	(100.0%)
Fee income	1,593	625	968	154.9%
Insurance commissions	1,113	826	287	34.7%
Other	(1)	668	(669)	(100.1%)
Total noninterest income	$6,059	$4,171	$1,888	45.3%

Noninterest income increased $1.9 million, or 45.3%, primarily due to increases in service charges on deposits, card income and fee income.  Changes in selected components of noninterest income in the above table are discussed below.

•

Service charges on deposits. Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased $0.4 million, or 35.0%, primarily due to additional service charges associated with the increase in customer deposits due to the Valley and Acquired Branches acquisitions and to a lesser extent, the FBD and SCC acquisitions.

•

Card Income.  Debit and credit card income increased $0.9 million, or 96.3%, primarily due to additional customer debit and credit card activity associated with the increase in issued cards resulting from the Valley and Acquired Branches acquisitions and to a lesser extent, the FBD and SCC acquisitions. In addition to increased activity, we received a $0.4 million incentive payment from our debit card provider for the achievement of certain growth goals. The incentive payment was received during the third quarter of 2018 is not expected to continue in future periods.

•

Fee income. Fee income increased $1.0 million, or 154.9%, primarily due to increased check and wire fees resulting from the Valley and Acquired Branches acquisitions and to a lesser extent, the FBD and SCC acquisitions.

•

Other.  Other noninterest income, including income for check cashing and wire transfer fees, income associated with trust activities, and bank-owned life insurance, decreased $0.7 million, or 100.1%.  The decrease was driven by a $0.5 million increase on our liability for contingent consideration due to the sellers of ICC upon remeasurement of the liability at September 30, 2018. The contingent payment is due during the fourth quarter of 2020. The decrease was also driven by a write-down on signage and other assets of $0.3 million related to rebranding of Triumph Community Bank to our standardized TBK Bank brand during the three months ended September 30, 2018. There were no other significant increases or decreases in the components of other noninterest income period over period.

Noninterest Expense

The following table presents our major categories of noninterest expense:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$24,695	$16,717	$7,978	47.7%
Occupancy, furniture and equipment	3,553	2,398	1,155	48.2%
FDIC insurance and other regulatory assessments	363	294	69	23.5%
Professional fees	3,384	1,465	1,919	131.0%
Amortization of intangible assets	2,064	870	1,194	137.2%
Advertising and promotion	1,609	804	805	100.1%
Communications and technology	7,252	2,145	5,107	238.1%
Travel and entertainment	1,168	543	625	115.1%
Other	4,858	2,989	1,869	62.5%
Total noninterest expense	$48,946	$28,225	$20,721	73.4%

Noninterest expense increased $20.7 million, or 73.4%.  Noninterest expense for the three months ended September 30, 2018 was impacted by $5.9 million of transaction costs associated with the FBD and SCC acquisitions. There were no comparable transaction costs during the three months ended September 30, 2017. Excluding the FBD and SCC transaction costs, we incurred adjusted noninterest expense of $43.0 million for the three months ended September 30, 2018, resulting in an adjusted net increase in noninterest expense of $14.8 million period over period.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $8.0 million, or 47.7%, which is primarily due to a significant increase in the total size of our workforce between these periods as our average full-time equivalent employees were 1,023.3 and 713.0 for the three months ended September 30, 2018 and 2017, respectively. Sources of this increased headcount were primarily employees added through the ICC, Valley and Acquired Branches acquisitions and to a lesser extent, employees added through the FBD and SCC acquisitions.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.2 million, or 48.2%, primarily due to expenses associated with the infrastructure and facilities added through the ICC, Valley and Acquired Branches acquisitions and to a lesser extent, infrastructure and facilities added through the FBD and SCC acquisitions.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, increased $1.9 million, or 131.0%, primarily due to $1.4 million of professional fees incurred in connection with the FBD and SCC acquisitions during the quarter.

•

Amortization of intangible assets. Amortization of intangible assets increased $1.2 million, or 137.2%, primarily due to the addition of intangible assets resulting from the FBD, SCC, ICC, Valley and Acquired Branch acquisitions.

•

Advertising and promotion. Advertising and promotion expenses increased $0.8 million, or 100.1%, primarily due to advertising and brand-awareness activities in connection with the FBD and SCC acquisitions.

•

Communications and Technology. Communications and technology expenses increased $5.1 million, or 238.1%, primarily as a result of $3.1 million in information technology deconversion and termination fees resulting from our acquisition of FBD and SCC. The remaining increase is a result of increased usage and transaction volumes resulting from the ICC, Valley and Acquired Branch acquisitions and to a lesser extent, increased usage and transaction volumes resulting from the FBD and SCC acquisitions. The increase is also a result of growth in our organic operations.

•

Travel and entertainment. Travel and entertainment expenses increased $0.6 million, or 115.1%, primarily due to additional travel required to efficiently integrate the recent acquisitions as well as additional travel in the normal course of business.

•

Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services.  Other noninterest expense increased $1.9 million or 62.5% primarily due to an increase in software amortization cost resulting from our investments in systems and infrastructure to support the growth in our operations. There were no other significant increases or decreases in the components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense decreased $2.2 million, or 43.1%, from $5.1 million for the three months ended September 30, 2017 to $2.9 million for the three months ended September 30, 2018. The effective tax rate decreased from 34% for the three months ended September 30, 2017 to 24% for the three months ended September 30, 2018, primarily due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018, and resulted in significant modifications to existing law.

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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended September 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$43,769	$27,420	$570	$71,759
Intersegment interest allocations	6,289	(6,289)	—	—
Total interest expense	8,426	—	1,551	9,977
Net interest income (expense)	41,632	21,131	(981)	61,782
Provision for loan losses	6,774	41	(12)	6,803
Net interest income after provision	34,858	21,090	(969)	54,979
Noninterest income	4,991	942	126	6,059
Noninterest expense	33,507	12,902	2,537	48,946
Operating income (loss)	$6,342	$9,130	$(3,380)	$12,092

(Dollars in thousands)
Three Months Ended September 30, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$32,973	$11,736	$428	$45,137
Intersegment interest allocations	2,193	(2,193)	—	—
Total interest expense	4,294	—	1,331	5,625
Net interest income (expense)	30,872	9,543	(903)	39,512
Provision for loan losses	(69)	649	(8)	572
Net interest income after provision	30,941	8,894	(895)	38,940
Noninterest income	3,498	774	(101)	4,171
Noninterest expense	21,984	5,600	641	28,225
Operating income (loss)	$12,455	$4,068	$(1,637)	$14,886

(Dollars in thousands)
September 30, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,433,862	$659,782	$712,971	$(1,269,513)	$4,537,102
Gross loans	$3,411,456	$579,985	$10,952	$(490,250)	$3,512,143

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$504,656	$(810,867)	$3,499,033
Gross loans	$2,784,147	$346,293	$11,936	$(331,520)	$2,810,856

Banking

(Dollars in thousands)	Three Months Ended September 30,
Banking	2018	2017	$ Change	% Change
Total interest income	$43,769	$32,973	$10,796	32.7%
Intersegment interest allocations	6,289	2,193	4,096	186.8%
Total interest expense	8,426	4,294	4,132	96.2%
Net interest income (expense)	41,632	30,872	10,760	34.9%
Provision for loan losses	6,774	(69)	6,843	9917.4%
Net interest income (expense) after provision	34,858	30,941	3,917	12.7%
Noninterest income	4,991	3,498	1,493	42.7%
Noninterest expense	33,507	21,984	11,523	52.4%
Operating income (loss)	$6,342	$12,455	$(6,113)	(49.1%)

Our Banking segment’s operating income decreased $6.1 million, or 49.1%.

Interest income increased primarily as a result of increases in the average balances of our interest earning assets, primarily loans, which was attributable to the impact of the FBD and SCC acquisitions which contributed $287.8 million of loans and $270.7 million of securities. Additionally, interest income increased as a result of the Valley and Acquired Branch acquisitions which contributed $267.0 million of loans and $97.7 million of securities and organic loan growth.  Average loans in our Banking segment increased 45.2% from $2.208 billion for the three months ended September 30, 2017 to $3.206 billion for the three months ended September 30, 2018.

Interest expense increased primarily as a result of growth in average customer deposits and other borrowings due to $674.7 million of customer deposits assumed in the FBD and SCC acquisitions as well as $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth however, our outstanding balance of FHLB advances at period end decreased period over period.  We also experienced increased rates across several of our interest bearing borrowings.

The increase in provision for loan loss was the result of an increase in net charge-offs at our Banking segment. Net charge-offs increased by $4.0 million from a net recovery of $0.1 million for the three months ended September 30, 2017 to $3.9 million for the three months ended September 30, 2018 at our Banking segment. Approximately $0.7 million and $0.3 million of the charge-offs for the three months ended September 30, 2018 and 2017, respectively, had specific reserves previously recorded. Also impacting the Banking segment provision for loan loss was a $4.0 million charge-off of an asset based lending relationship which resulted in an increase in the estimate of the allowance for loan loss reserves recorded against the remaining asset based lending portfolio in an amount of $2.5 million as a result of higher loss factors being incorporated into the Company’s allowance for loan loss reserve methodology for the period ended September 30, 2018. Refer to the previous Provision for Loan Loss discussion for further details regarding the charge-off. We recorded net new specific reserves at our Banking segment of $0.1 million during the three months ended September 30, 2018 compared to net specific reserve releases of $0.1 million recorded during the three months ended September 30, 2017. Additionally, loans in our Banking segment grew at a slower pace for the nine months ended September 30, 2018 compared to the same period in 2017 which, when combined with changes in the mix of our portfolio and non-asset based lending-related loss factors used to calculate the ALLL, contributed to a slight offset of the increased provision for loan loss.

Noninterest income increased primarily due to additional service charges and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the FBD, SCC, Valley and Acquired Branches acquisitions. Noninterest income for our Banking Segment includes $0.4 million incentive payment from our debit card provider for the achievement of certain growth goals during the three months ended September 30, 2018. The bonus payment is not expected to continue in future periods. It also includes a write-down on signage and other assets of $0.3 million related to rebranding of Triumph Community Bank to our standardized TBK Bank brand during the three months ended September 30, 2018. In addition, other sources of noninterest income, such as check cashing fees and wire transfer fees increased slightly due to incremental transaction volumes associated with the acquisitions.

For the three months ended September 30, 2018 noninterest expense at our Banking segment includes $4.6 million of transaction costs as well as increased intangible amortization as a result of the FBD and SCC acquisitions with no comparable expenses for the three months ended September 30, 2017. Additionally, noninterest expense increased due to incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisitions of Valley and the Acquired Branches and to a lesser extent, our acquisitions of FBD and SCC, as well as personnel, facilities and infrastructure to support the continued organic growth in our lending operations. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.

Factoring

(Dollars in thousands)	Three Months Ended September 30,
Factoring	2018	2017	$ Change	% Change
Total interest income	$27,420	$11,736	$15,684	133.6%
Intersegment interest allocations	(6,289)	(2,193)	(4,096)	186.8%
Total interest expense	—	—	—	—
Net interest income (expense)	21,131	9,543	11,588	121.4%
Provision for loan losses	41	649	(608)	(93.7%)
Net interest income (expense) after provision	21,090	8,894	12,196	137.1%
Noninterest income	942	774	168	21.7%
Noninterest expense	12,902	5,600	7,302	130.4%
Operating income (loss)	$9,130	$4,068	$5,062	124.4%

	Three Months Ended September 30,
	2018	2017
Factored receivable period end balance	$579,985,000	$315,742,000
Yield on average receivable balance	18.96%	16.64%
Rolling twelve quarter annual charge-off rate	0.38%	0.44%
Factored receivables - transportation concentration	83%	84%

Interest income, including fees	$27,420,000	$11,736,000
Non-interest income	942,000	774,000
Factored receivable total revenue	28,362,000	12,510,000
Average net funds employed	525,499,000	260,384,000
Yield on average net funds employed	21.41%	19.06%

Accounts receivable purchased	$1,503,049,000	$732,406,000
Number of invoices purchased	836,771	476,370
Average invoice size	$1,796	$1,537
Average invoice size - transportation	$1,666	$1,486
Average invoice size - non-transportation	$3,267	$1,965

Net new clients	422	235
Period end clients	5,932	2,925

Our Factoring segment’s operating income increased $5.1 million, or 124.4%.

Our average invoice size increased 16.9% from $1,537 for the three months ended September 30, 2017 to $1,796 for the three months ended September 30, 2018, and the number of invoices purchased increased 75.7% period over period. At September 30, 2018, Triumph Business Capital had 86 clients utilizing the TriumphPay platform. For the quarter ended September 30, 2018, TriumphPay processed 65,535 invoices paying 16,125 distinct carriers a total of $95.8 million.

Net interest income increased due to a 101.8% increase in overall average net funds employed in the third quarter of 2018 compared to the third quarter of 2017. Net funds employed represent factored receivable balances net of customer reserves which we hold to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in our consolidated balance sheets. The increase in NFE was the result of a full quarter impact of the ICC acquisition as well as organic growth in the factored receivables portfolio. In addition to increased average net funds employed, yield on average net funds employed increased period over period as a result of an increased average invoice size. Our transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances, as a percentage of the overall Factoring segment portfolio decreased from 84% on September 30, 2017 to 83% on September 30, 2018.

The decrease in provision for loan losses was primarily the result of lower growth in the ending balance of the factored receivables portfolio during the three months ended September 30, 2018 compared to the same period in 2017. The ending balance of the factored receivables portfolio at our Factoring segment grew $2.4 million during the three months ended September 30, 2018 compared to ending balance growth of $47.0 million over the same time period in 2017. We experienced higher total net charge-offs of $0.2 million in the three months ended September 30, 2018 compared to $0.1 million for the same period in 2017. We recorded net new allowances on specific at-risk balances at our Factoring segment of $0.4 million during the three months ended September 30, 2018 with no significant net new allowances on specific at-risk balances during the three months ended September 30, 2017.

The increase in noninterest income and noninterest expense was driven primarily by increased personnel, operating, and technology costs incurred in connection with the ICC acquisition and growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period.

Corporate

(Dollars in thousands)	Three Months Ended September 30,
Corporate	2018	2017	$ Change	% Change
Total interest income	$570	$428	$142	33.2%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,551	1,331	220	16.5%
Net interest income (expense)	(981)	(903)	(78)	8.6%
Provision for loan losses	(12)	(8)	(4)	(50.0%)
Net interest income (expense) after provision	(969)	(895)	(74)	8.3%
Noninterest income	126	(101)	227	224.8%
Noninterest expense	2,537	641	1,896	295.8%
Operating income (loss)	$(3,380)	$(1,637)	$(1,743)	106.5%

The Corporate segment’s operating loss increased primarily due to $1.3 million of FBD and SCC-related transaction costs recorded during the three months ended September 30, 2018. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Results of Operations

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Net Income

We earned net income of $33.6 million for the nine months ended September 30, 2018 compared to $29.9 million for the nine months ended September 30, 2017, an increase of $3.7 million.

The results for the nine months ended September 30, 2018 include the results of operations of the acquisitions of FBD, SCC, and ICC since their respective acquisition dates and are inclusive of a combined $7.0 million of transaction costs associated with the acquisitions included in noninterest expense. The results for the nine months ended September 30, 2018 were also impacted by the sale of THF, which resulted in a pre-tax gain on sale in the amount of $1.1 million included in noninterest income. The results for the nine months ended September 30, 2017 were impacted by our sale of TCA, which resulted in a pre-tax gain on sale in the amount of $20.9 million included in noninterest income, offset by an additional $4.8 million bonus accrual and $0.3 million of other indirect transaction related costs recorded in connection with the TCA sale; both reported as noninterest expense.

Excluding the tax-effected impact of the FBD, SCC and ICC transaction costs and the THF and TCA sale transactions, we earned adjusted net income of $38.1 million for the nine months ended September 30, 2018 compared to $19.9 million for the nine months ended September 30, 2017, an increase of $18.2 million.  The adjusted increase was primarily the result of a $52.3 million increase in net interest income offset in part by a $4.6 million increase in the provision for loan losses, a $0.7 million decrease in adjusted noninterest income, a $28.2 million increase in adjusted noninterest expense and a $0.6 million increase in adjusted income tax expense.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Nine Months Ended September 30,
	2018			2017
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$168,827	$2,412	1.91%	$121,479	$986	1.09%
Taxable securities	176,953	3,289	2.49%	239,353	4,750	2.65%
Tax-exempt securities	53,444	751	1.88%	25,581	254	1.33%
FHLB stock	18,548	353	2.54%	11,295	129	1.53%
Loans (1)	2,996,138	180,321	8.05%	2,126,532	118,888	7.47%
Total interest earning assets	3,413,910	187,126	7.33%	2,524,240	125,007	6.62%
Noninterest earning assets:
Cash and cash equivalents	61,309			36,897
Other noninterest earning assets	227,294			170,289
Total assets	$3,702,513			$2,731,426
Interest bearing liabilities:
Deposits:
Interest bearing demand	$396,550	$603	0.20%	$326,798	$385	0.16%
Individual retirement accounts	105,337	963	1.22%	100,224	903	1.20%
Money market	281,205	1,306	0.62%	205,585	356	0.23%
Savings	251,108	120	0.06%	170,431	81	0.06%
Certificates of deposit	791,400	8,246	1.39%	767,680	6,682	1.16%
Brokered deposits	272,997	3,889	1.90%	69,359	791	1.52%
Total deposits	2,098,597	15,127	0.96%	1,640,077	9,198	0.75%
Subordinated notes	48,864	2,512	6.87%	48,767	2,508	6.88%
Junior subordinated debentures	38,789	2,024	6.98%	32,881	1,435	5.83%
Other borrowings	384,922	5,294	1.84%	286,910	1,978	0.92%
Total interest bearing liabilities	2,571,172	24,957	1.30%	2,008,635	15,119	1.01%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	569,123			388,217
Other liabilities	27,260			12,984
Total equity	534,958			321,590
Total liabilities and equity	$3,702,513			$2,731,426
Net interest income		$162,169			$109,888
Interest spread (2)			6.03%			5.61%
Net interest margin (3)			6.35%			5.82%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Average community banking	$1,918,890	$1,370,339
Average commercial finance	1,077,248	756,193
Average total loans	$2,996,138	$2,126,532
Community banking yield	5.78%	5.65%
Commercial finance yield	12.08%	10.79%
Total loan yield	8.05%	7.47%

We earned net interest income of $162.2 for the nine months ended September 30, 2018 compared to $109.9 for the nine months ended September 30, 2017, an increase of $52.3, or 47.6%, primarily driven by the following factors.

Interest income increased $62.1, or 49.7%, as a result of an increase in total average interest earning assets of $889.7 million, or 35.2%, which was attributable to the impact of the FBD and SCC acquisitions which contributed $287.8 million of loans and $270.7 million of securities. The increase is also attributable to growth in our factored receivable operations as a result of the ICC acquisition and organic factored receivables growth. Additionally, interest income increased as a result of the Valley and Acquired Branch acquisitions which contributed $267.0 million of loans and $97.7 million of securities during the fourth quarter of 2017 and organic loan growth. The average balance of our higher yielding commercial finance loans increased $321.0 million, or 42.4%, from $756.2 million for the nine months ended September 30, 2017 to $1,077.2 million for the nine months ended September 30, 2018 as a result of the ICC acquisition and the continued execution of our growth strategy for such products. Additionally, our average mortgage warehouse lending balance was $238.8 million for the nine months ended September 30, 2018 compared to $144.3 million for the nine months ended September 30, 2017. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period.

Interest expense increased $9.8, or 65.1%, as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $458.5 million, or 28.0%, primarily due to $674.7 million of customer deposits assumed in the FBD and SCC acquisitions and $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth however, our outstanding balance of FHLB advances at period end decreased period over period.

Net interest margin increased to 6.35% for the nine months ended September 30, 2018 from 5.82% for the nine months ended September 30, 2017, an increase of 53 basis points, or 9.1%.

The increase in our net interest margin primarily resulted from an increase in yields on our interest earning assets.  Our average yield on interest earning assets increased 71 basis points to 7.33% for the nine months ended September 30, 2018 from 6.62% for the nine months ended September 30, 2017, primarily due to a change in the mix within our loan portfolio period over period.  Our higher yielding average commercial finance products as a percentage of the total portfolio increased from 35.6% for the nine months ended September 30, 2017 to 36.0% for the nine months ended September 30, 2018, and average factored receivables as a percentage of the total commercial finance portfolio increased from 35.0% for the nine months ended September 30, 2017 to 44.2% for the nine months ended September 30, 2018, contributing to the overall increase in yield on our interest earning assets.  In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 78% at September 30, 2018 compared to 77% at September 30, 2017.

A component of the yield on our loan portfolio consists of discount accretion on the portfolios acquired in connection with our acquisitions.  The aggregate increased yield on our loan portfolio attributable to the accretion of purchase discounts associated with our acquisitions was 31 basis points for the nine months ended September 30, 2018 and 33 basis points for the nine months ended September 30, 2017.  Excluding the impact of this discount accretion, the adjusted yield on our loan portfolio was 7.74% and 7.14% for the nine months ended September 30, 2018 and 2017, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines.

Also impacting our net interest margin was an increase in our average cost of interest bearing liabilities of 29 basis points. This increase was caused by an increased use of higher rate certificates of deposit and brokered deposits to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the macro economy. This increase was partially offset by a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the FBD, SCC, Valley and Acquired Branches acquisitions.

Our adjusted net interest margin, which excludes the impact of the acquired loan discount accretion described above, was 6.08% and 5.54% for the nine months ended September 30, 2018 and 2017, respectively.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities:

	Nine Months Ended
	September 30, 2018 vs. 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$750	$676	$1,426
Taxable securities	(301)	(1,160)	(1,461)
Tax-exempt securities	105	392	497
FHLB stock	86	138	224
Loans	9,096	52,337	61,433
Total interest income	9,736	52,383	62,119
Interest bearing liabilities:
Interest bearing demand	112	106	218
Individual retirement accounts	13	47	60
Money market	599	351	950
Savings	—	39	39
Certificates of deposit	1,317	247	1,564
Brokered deposits	197	2,901	3,098
Total deposits	2,238	3,691	5,929
Subordinated notes	(1)	5	4
Junior subordinated debentures	281	308	589
Other borrowings	1,968	1,348	3,316
Total interest expense	4,486	5,352	9,838
Change in net interest income	$5,250	$47,031	$52,281

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

Our ALLL was $27.3 million as of September 30, 2018 versus $18.7 million as of December 31, 2017, representing an ALLL to total loans ratio of 0.78% and 0.67% respectively.

Our provision for loan losses was $14.3 million for the nine months ended September 30, 2018 compared to $9.7 million for the nine months ended September 30, 2017, an increase of $4.6 million, or 47.4%.

The increased provision for loan losses was the result of increased net charge-offs, increased net new specific reserves and loan growth. Net charge-offs increased by $1.1 million to $5.8 million for the nine months ended September 30, 2018 from $4.7 million for the nine months ended September 30, 2017. Approximately $1.6 million and $1.7 million of the charge-offs for the nine months ended September 30, 2018 and 2017, respectively, had specific reserves previously recorded. We recorded net new specific reserves of $3.2 million during the nine months ended September 30, 2018 compared to net new specific reserves of $1.6 million recorded during the nine months ended September 30, 2017.

Excluding the aforementioned impact of the FBD and SCC acquisitions, during the nine months ended September 30, 2018 outstanding loans increased $413.5 million from December 31, 2017.  During the nine months ended September 30, 2017, outstanding loans increased $397.8 million from December 31, 2016.  The larger increase in loan balances within the nine months ended September 30, 2018 contributed to the increase in our provision for loan loss which was further impacted by the change in the mix of our loan portfolio with a greater percentage being made up of commercial finance loan products which tend to carry higher ALLL compared to our traditional community banking loan products. Given the short term nature of factored receivables, the loan growth figures for the nine months ended September 30, 2018 were not adjusted for the acquisition of ICC.

Noninterest Income

The following table presents our major categories of noninterest income:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Service charges on deposits	$3,767	$3,003	$764	25.4%
Card income	4,515	2,700	1,815	67.2%
Net OREO gains (losses) and valuation adjustments	(551)	(86)	(465)	(540.7%)
Net gains (losses) on sale of securities	(272)	35	(307)	(877.1%)
Fee income	3,514	1,845	1,669	90.5%
Insurance commissions	2,646	2,125	521	24.5%
Asset management fees	—	1,717	(1,717)	(100.0%)
Gain on sale of subsidiary or division	1,071	20,860	(19,789)	(94.9%)
CLO warehouse investment income	—	1,954	(1,954)	(100.0%)
Other	1,486	2,505	(1,019)	(40.7%)
Total noninterest income	$16,176	$36,658	$(20,482)	(55.9%)

Noninterest income decreased $20.5 million, or 55.9%.  Noninterest income for the nine months ended September 30, 2018 was impacted by the realization of the $1.1 million gain associated with the sale of THF in the first quarter of 2018 and noninterest income for the nine months ended September 30, 2017 was impacted by the realization of the $20.9 million gain associated with the sale of TCA in the first quarter of 2017. Excluding the gain on sale of THF and the gain on sale of TCA, we earned adjusted noninterest income of $15.1 million and $15.8 million for the nine months ended September 30, 2018 and 2017, respectively, resulting in an adjusted decrease in noninterest income of $0.7 million, or 4.4%, period over period.  The adjusted decrease was primarily due to a decrease in asset management fees and CLO warehouse investment income resulting from the sale of TCA at the end of the first quarter of 2017.  Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased $0.8 million, or 25.4%, primarily due to additional service charges associated with the increase in customer deposits due to the Valley and Acquired Branches acquisitions and to a lesser extent, the FBD and SCC acquisitions..

•

Card Income.  Debit and credit card income increased $1.8 million, or 67.2%, primarily due to additional customer debit and credit card activity associated with the increase in issued cards resulting from the Valley and Acquired Branches acquisitions and to a lesser extent, the FBD and SCC acquisitions. In addition to increased activity, we received a $0.4 million incentive payment from our debit card provider for the achievement of certain growth goals. The incentive payment was received during the third quarter of 2018 is not expected to continue in future periods.

•

Fee income. Fee income increased $1.7 million, or 90.5%, primarily due to increased check and wire fees resulting from the Valley and Acquired Branches acquisitions and to a lesser extent, the FBD and SCC acquisitions.

•

Asset Management Fees.  As a result of the sale of TCA on March 31, 2017, there was no asset management fee income recorded for the nine months ended September 30, 2018, compared to $1.7 million for the nine months ended September 30, 2017.

•

CLO Warehouse Investment Income.  We did not hold any CLO warehouse equity investments during the nine months ended September 30, 2018. As a result, there was no CLO warehouse investment income recorded for the nine months ended September 30, 2018, compared to $2.0 million for the nine months ended September 30, 2017.

•

Other.  Other noninterest income, including income for check cashing and wire transfer fees, income associated with trust activities, and bank-owned life insurance, decreased $1.0 million, or 40.7%.  The decrease was driven by a $0.5 million increase on our liability for contingent consideration due to the sellers of ICC upon remeasurement of the liability at September 30, 2018. The contingent payment is due during the fourth quarter of 2020. The decrease was also driven by a write-down on signage and other assets of $0.3 million related to rebranding of Triumph Community Bank to our standardized TBK Bank brand during the nine months ended September 30, 2018. There were no other significant increases or decreases in the components of other noninterest income period over period.

Noninterest Expense

The following table presents our major categories of noninterest expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$64,626	$54,687	$9,939	18.2%
Occupancy, furniture and equipment	9,621	7,105	2,516	35.4%
FDIC insurance and other regulatory assessments	945	790	155	19.6%
Professional fees	7,102	4,671	2,431	52.0%
Amortization of intangible assets	4,542	2,892	1,650	57.1%
Advertising and promotion	3,938	2,653	1,285	48.4%
Communications and technology	13,882	6,552	7,330	111.9%
Travel and entertainment	3,014	1,835	1,179	64.3%
Other	12,721	9,198	3,523	38.3%
Total noninterest expense	$120,391	$90,383	$30,008	33.2%

Noninterest expense increased $30.0 million, or 33.2%.  Noninterest expense for the nine months ended September 30, 2018 was impacted by $1.1 million of transaction costs associated with the ICC acquisition and $5.9 million of transaction costs associated with the FBD and SCC transactions. Noninterest expense for the nine months ended September 30, 2017 was impacted by the recognition of an incremental $5.1 million of transaction related costs associated with the TCA sale, including $4.8 million of bonus expense for the amount paid to team members to recognize their contribution to the value realized from the TCA sale and approximately $0.3 million of other transaction related costs. Excluding the ICC, FBD and SCC transaction costs and the TCA sale bonus and transaction related costs, we incurred adjusted noninterest expense of $113.4 million for the nine months ended September 30, 2018 and $85.3 million for the nine months ended September 30, 2017, resulting in an adjusted net increase in noninterest expense of $28.1 million, or 32.9% period over period.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $9.9 million, or 18.2%. Salaries and employee benefits expenses for the nine months ended September 30, 2017 included $4.8 million of bonus expense associated with the TCA sale.  Absent the TCA-related bonus expense, salaries and employee benefits expenses increased $14.7 million. We experienced a significant increase in the total size of our workforce between these periods as our average full-time equivalent employees were 904.5 and 708.5 for the nine months ended September 30, 2018 and 2017, respectively. Sources of this increased headcount were primarily employees added through the ICC, Valley and Acquired Branches acquisitions and to a lesser extent, employees added through the FBD and SCC acquisitions.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $2.5 million, or 35.4%, primarily due to expenses associated with the infrastructure and facilities added through the ICC, Valley and Acquired Branches acquisitions and to a lesser extent, infrastructure and facilities added through the FBD and SCC acquisitions.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, increased $2.4 million, or 52.0% primarily due to $1.1 million of professional fees incurred in connection with the ICC acquisition and $1.4 million of professional fees incurred in connection with the FBD and SCC acquisitions during the quarter.

•

Amortization of intangible assets. Amortization of intangible assets increased $1.7 million, or 57.1%, primarily due to the addition of intangible assets resulting from the ICC, Valley and Acquired Branch acquisitions and to a lesser extent, intangible assets added through the FBD and SCC acquisitions.

•

Advertising and promotion. Advertising and promotion expenses increased $1.3 million, or 48.4%, primarily due to advertising and brand-awareness activities in connection with the FBD and SCC acquisitions.

•

Communications and Technology. Communications and technology expenses increased $7.3 million, or 111.9%, primarily as a result of $3.1 million in information technology deconversion and termination fees resulting from our acquisition of FBD and SCC. The remaining increase is a result of increased usage and transaction volumes resulting from the ICC, Valley and Acquired Branch acquisitions and to a lesser extent, increased usage and transaction volumes resulting from the FBD and SCC acquisitions. The increase is also a result of growth in our organic operations.

•

Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services.  Other noninterest expense increased $3.5 million or 38.3% primarily due to an increase in software amortization cost resulting from our investments in systems and infrastructure to support the growth in our operations. There were no other significant increases or decreases in the components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense decreased $6.5 million, or 39.2%, from $16.6 million for the nine months ended September 30, 2017 to $10.1 million for the nine months ended September 30, 2018. The effective tax rate decreased from 36% for the nine months ended September 30, 2017 to 23% for the nine months ended September 30, 2018, primarily due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018, and resulted in significant modifications to existing law.

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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Nine Months Ended September 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$123,050	$62,514	$1,562	$187,126
Intersegment interest allocations	13,377	(13,377)	—	—
Total interest expense	20,421	—	4,536	24,957
Net interest income (expense)	116,006	49,137	(2,974)	162,169
Provision for loan losses	10,510	3,747	—	14,257
Net interest income after provision	105,496	45,390	(2,974)	147,912
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	12,612	2,452	41	15,105
Noninterest expense	86,446	30,067	3,878	120,391
Operating income (loss)	$32,733	$17,775	$(6,811)	$43,697

(Dollars in thousands)
Nine Months Ended September 30, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$93,204	$30,828	$975	$125,007
Intersegment interest allocations	5,211	(5,211)	—	—
Total interest expense	11,177	—	3,942	15,119
Net interest income (expense)	87,238	25,617	(2,967)	109,888
Provision for loan losses	7,571	2,042	84	9,697
Net interest income after provision	79,667	23,575	(3,051)	100,191
Gain on sale of subsidiary or division	—	—	20,860	20,860
Other noninterest income	10,604	2,203	2,991	15,798
Noninterest expense	65,171	16,677	8,535	90,383
Operating income (loss)	$25,100	$9,101	$12,265	$46,466

(Dollars in thousands)
September 30, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,433,862	$659,782	$712,971	$(1,269,513)	$4,537,102
Gross loans	$3,411,456	$579,985	$10,952	$(490,250)	$3,512,143

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$504,656	$(810,867)	$3,499,033
Gross loans	$2,784,147	$346,293	$11,936	$(331,520)	$2,810,856

Banking

(Dollars in thousands)	Nine Months Ended September 30,
Banking	2018	2017	$ Change	% Change
Total interest income	$123,050	$93,204	$29,846	32.0%
Intersegment interest allocations	13,377	5,211	8,166	156.7%
Total interest expense	20,421	11,177	9,244	82.7%
Net interest income (expense)	116,006	87,238	28,768	33.0%
Provision for loan losses	10,510	7,571	2,939	38.8%
Net interest income (expense) after provision	105,496	79,667	25,829	32.4%
Gain on sale of subsidiary or division	1,071	—	1,071	100.0%
Other noninterest income	12,612	10,604	2,008	18.9%
Noninterest expense	86,446	65,171	21,275	32.6%
Operating income (loss)	$32,733	$25,100	$7,633	30.4%

Our Banking segment’s operating income increased $7.6 million, or 30.4%.

Interest income increased primarily as a result of increases in the average balances of our interest earning assets, primarily loans, which was attributable to the impact of the FBD and SCC acquisitions which contributed $287.8 million of loans and $270.7 million of securities. Additionally, interest income increased as a result of the Valley and Acquired Branch acquisitions which contributed $267.0 million of loans and $97.7 million of securities and organic loan growth.  Average loans in our Banking segment increased 41.6% from $2.049 billion for the nine months ended September 30, 2017 to $2.901 billion for the nine months ended September 30, 2018.

Interest expense increased primarily as a result of growth in average customer deposits and other borrowings due to $674.7 million of customer deposits assumed in the FBD and SCC acquisitions as well as $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth however, our outstanding balance of FHLB advances at period end decreased period over period.  We also experienced increased rates across several of our interest bearing borrowings.

The increase in the provision for loan loss was primarily the result of an increase in net loan charge-offs recorded during the nine months ended September 30, 2018.  We experienced higher total net charge-offs at our Banking segment of $4.9 million in the nine months ended September 30, 2018 compared to $3.7 million for the same period in 2017.  Approximately $1.2 million and $1.7 million of the charge-offs for the nine months ended September 30, 2018 and 2017, respectively, had specific reserves previously recorded at our Banking segment. Net new specific reserves our Banking segment were $1.8 million and $1.6 million for the nine months ended September 30, 2018 and 2017 respectively. Additionally, loans in our Banking segment grew at a slower pace for the nine months ended September 30, 2018 compared to the same period in 2017 which, when combined with changes in the mix of our portfolio and loss factors used to calculate the ALLL, partially offset the increased provision for loan loss.

Noninterest income increased primarily due to the realization of the $1.1 million gain associated with the sale of THF during the first quarter as well as additional service charges and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the FBD, SCC, Valley and Acquired Branches acquisitions. These increases were impacted by a combined loss on the sale of municipal securities and OREO valuation adjustments of $0.9 million during the nine months ended September 30, 2018. Noninterest income for our Banking Segment includes $0.4 million incentive payment from our card provider for the achievement of certain growth goals during the three months ended September 30, 2018. The incentive payment is not expected to continue in future periods. It also includes a write-down on signage and other assets of $0.3 million related to rebranding of Triumph Community Bank to our standardized TBK Bank brand during the three months ended September 30, 2018. In addition, other sources of noninterest income, such as check cashing fees, wire transfer fees, and trust activities increased slightly due to incremental transaction volumes associated with the acquisitions.

For the nine months ended September 30, 2018 noninterest expense at our Banking segment includes $4.6 million of transaction costs as well as increased intangible amortization as a result of the FBD and SCC acquisitions with no comparable expenses for the three months ended September 30, 2017. Additionally, noninterest expense increased due to incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisitions of Valley and the Acquired Branches and to a lesser extent, our acquisitions of FBD and SCC, as well as personnel, facilities and infrastructure to support the continued organic growth in our lending operations. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.

Factoring

(Dollars in thousands)	Nine Months Ended September 30,
Factoring	2018	2017	$ Change	% Change
Total interest income	$62,514	$30,828	$31,686	102.8%
Intersegment interest allocations	(13,377)	(5,211)	(8,166)	156.7%
Total interest expense	—	—	—	—
Net interest income (expense)	49,137	25,617	23,520	91.8%
Provision for loan losses	3,747	2,042	1,705	83.5%
Net interest income (expense) after provision	45,390	23,575	21,815	92.5%
Gain on sale of subsidiary or division	—	—	—	—
Other noninterest income	2,452	2,203	249	11.3%
Noninterest expense	30,067	16,677	13,390	80.3%
Operating income (loss)	$17,775	$9,101	$8,674	95.3%

	Nine Months Ended September 30,
	2018	2017
Factored receivable period end balance	$579,985,000	$315,742,000
Yield on average receivable balance	18.50%	17.11%
Rolling twelve quarter annual charge-off rate	0.38%	0.44%
Factored receivables - transportation concentration	83%	84%

Interest income, including fees	$62,514,000	$30,828,000
Non-interest income	2,452,000	2,203,000
Factored receivable total revenue	64,966,000	33,031,000
Average net funds employed	413,361,000	221,573,000
Yield on average net funds employed	21.01%	19.93%

Accounts receivable purchased	$3,578,195,000	$1,893,305,000
Number of invoices purchased	2,015,106	1,298,466
Average invoice size	$1,773	$1,453
Average invoice size - transportation	$1,674	$1,397
Average invoice size - non-transportation	$2,806	$1,905

Net new clients	2,774	483
Period end clients	5,932	2,925

Our Factoring segment’s operating income increased $8.7 million, or 95.3%.

Our average invoice size increased 22.0% from $1,453 for the nine months ended September 30, 2017 to $1,773 for the nine months ended September 30, 2018, and the number of invoices purchased increased 55.2% period over period. At September 30, 2018, Triumph Business Capital had 86 clients utilizing the TriumphPay platform. For the nine months ended September 30, 2018, TriumphPay processed 146,688 invoices paying 25,733 distinct carriers a total of $209.6 million.

Net interest income increased due to a 86.6% increase in overall average net funds employed during the nine months ended September 30, 2018 compared to the same period during the prior year. Net funds employed represent factored receivable balances net of customer reserves which we hold to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in our consolidated balance sheets. The increase in NFE was the result of the ICC acquisition as well as organic growth in the factored receivables portfolio. In addition to increased average net funds employed, yield on average net funds employed increased period over period as a result of an increased average invoice size. Our transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances, as a percentage of the overall Factoring segment portfolio decreased from 84% on September 30, 2017 to 83% on September 30, 2018.

The increase in the provision for loan losses was the result of higher growth in the ending balance of the factored receivables portfolio during the nine months ended September 30, 2018 compared to the same period in 2017. The ending balance of the factored receivables portfolio at our Factoring segment grew $233.7 million during the nine months ended September 30, 2018 compared to ending balance growth of $103.0 million over the same time period during the prior year. We recorded net new allowances on specific at-risk balances at our Factoring segment of $1.4 million during the nine months ended September 30, 2018 with no significant net new allowances on specific at-risk balances during the nine months ended September 30, 2017. We experienced lower total net charge-offs of $0.8 million in the nine months ended September 30, 2018 compared to $1.0 million for the same period in 2017.

Noninterest income was relatively flat and the increase in noninterest expense was driven primarily by increased personnel, operating, and technology costs incurred in connection with the ICC acquisition and growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period. Reflected in our Factoring segment’s noninterest expense for the nine months ended September 30, 2018 is $1.1 million in transaction costs related to the ICC acquisition.

Corporate

(Dollars in thousands)	Nine Months Ended September 30,
Corporate	2018	2017	$ Change	% Change
Total interest income	$1,562	$975	$587	60.2%
Intersegment interest allocations	—	—	—	—
Total interest expense	4,536	3,942	594	15.1%
Net interest income (expense)	(2,974)	(2,967)	(7)	0.2%
Provision for loan losses	—	84	(84)	(100.0%)
Net interest income (expense) after provision	(2,974)	(3,051)	77	(2.5%)
Gain on sale of subsidiary or division	—	20,860	(20,860)	(100.0%)
Other noninterest income	41	2,991	(2,950)	(98.6%)
Noninterest expense	3,878	8,535	(4,657)	(54.6%)
Operating income (loss)	$(6,811)	$12,265	$(19,076)	(155.5%)

The Corporate segment’s operating income decreased primarily due to the net impact of the TCA sale transaction recorded during the nine months ended September 30, 2017.  As TCA was a wholly owned subsidiary of our parent company, the $20.9 million gain on sale of TCA was reported as noninterest income and the $5.1 million of bonus expense and transaction related costs associated with the TCA sale were reported as noninterest expense in the Corporate segment.  Excluding the impact of the TCA sale, the Corporate segment reported an operating loss of $6.8 million for the nine months ended September 30, 2018 compared to a loss of $3.5 million for the nine months ended September 30, 2017. This increase in operating loss was primarily the result of a $2.0 million decrease in noninterest income associated with CLO warehouse investments.  The CLO associated with our remaining CLO warehouse investment was issued and closed in June 2017, and as a result our invested funds were returned.  During the nine months ended September 30, 2018 we no longer held investments in CLO warehouse entities and, absent future investments in new CLO warehouse entities, we do not expect to realize CLO warehouse investment income ongoing.  As a result, there was no CLO warehouse investment income recorded for the nine months ended September 30, 2018. Additionally, $1.3 million of FBD and SCC-related transaction costs recorded during the nine months ended September 30, 2018. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Financial Condition

Assets

Total assets were $4.537 billion at September 30, 2018, compared to $3.499 billion at December 31, 2017, an increase of $1,038.1 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $3.512 billion at September 30, 2018, compared with $2.811 billion at December 31, 2017.

The following table shows our total loan portfolio by portfolio segments:

	September 30, 2018		December 31, 2017
(Dollars in thousands)		% of Total		% of Total	$ Change	% Change
Commercial real estate	$906,494	26%	$745,893	27%	$160,601	21.5%
Construction, land development, land	190,920	5%	134,812	5%	56,108	41.6%
1-4 family residential properties	194,752	6%	125,827	4%	68,925	54.8%
Farmland	177,313	5%	180,141	6%	(2,828)	(1.6%)
Commercial	1,123,598	32%	920,812	33%	202,786	22.0%
Factored receivables	611,285	17%	374,410	13%	236,875	63.3%
Consumer	31,423	1%	31,131	1%	292	0.9%
Mortgage warehouse	276,358	8%	297,830	11%	(21,472)	(7.2%)
Total Loans	$3,512,143	100%	$2,810,856	100%	$701,287	24.9%

Commercial Real Estate Loans. Our commercial real estate loans increased $160.6 million, or 21.5%, due primarily to $153.9 million of commercial real estate loans acquired from FBD and SCC. We continue to allocate internal resources to focus on and source additional commercial real estate opportunities on a nationwide basis.

Construction and Development Loans. Our construction and development loans increased $56.1 million, or 41.6%, due primarily to new loan origination activity during 2018 and $22.3 million of construction and development loans acquired from FBD and SCC.

Residential Real Estate Loans. Our one-to-four family residential loans increased $68.9 million, or 54.8%, due primarily to $69.5 million of residential real estate loans acquired from FBD and SCC offset slightly by paydowns during 2018.

Farmland Loans. Our farmland loans decreased $2.8 million, or 1.6%, due to paydowns that outpaced new loan origination activity for the period. The decrease was partially offset by $6.9 million of farmland loans acquired from FBD and SCC.

Commercial Loans. Our commercial loans held for investment increased $202.8 million, or 22.0%, primarily due to growth in the asset based loans, equipment finance loans, and premium finance loans as we continue to execute on our growth strategy for such products. In addition, our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $48.8 million, or 18.7% as a result of organic growth and $29.3 million of commercial loans acquired from FBD and SCC.

The following table shows our commercial loans:

	September 30,	December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Commercial
Equipment	$323,832	$254,119	$69,713	27.4%
Asset based lending	273,096	213,471	59,625	27.9%
Premium finance	75,293	55,520	19,773	35.6%
Agriculture	141,501	136,649	4,852	3.6%
Other commercial lending	309,876	261,053	48,823	18.7%
Total commercial loans	$1,123,598	$920,812	$202,786	22.0%

Factored Receivables. Our factored receivables increased $236.9 million, or 63.3%, primarily due to the ICC acquisition which has allowed us to increase the size of our factored receivables operations. We continue to execute on our growth strategy for this product at Triumph Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.

Consumer Loans. Our consumer loans increased $0.3 million, or 0.9%, due primarily to $6.0 million of consumer loans acquired from FBD and SCC offset by paydowns in excess of new loan origination activity during the period.

Mortgage Warehouse. Our mortgage warehouse facilities decreased $21.5 million, or 7.2%, due to lower utilization by our clients due to typical seasonality associated with the mortgage business during the period. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $289.7 million for the three months ended September 30, 2018 compared to $177.8 million for the three months ended September 30, 2017 and $238.8 million for the nine months ended September 30, 2018 compared to $144.3 million for the nine months ended September 30, 2017.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	September 30, 2018
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$89,027	$541,548	$275,919	$906,494
Construction, land development, land	69,866	76,528	44,526	190,920
1-4 family residential properties	51,228	50,084	93,440	194,752
Farmland	7,558	58,112	111,643	177,313
Commercial	492,122	568,111	63,365	1,123,598
Factored receivables	611,285	—	—	611,285
Consumer	4,037	14,874	12,512	31,423
Mortgage warehouse	276,358	—	—	276,358
	$1,601,481	$1,309,257	$601,405	$3,512,143

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$885,633	$194,751
Floating interest rates		423,624	406,654
Total		$1,309,257	$601,405

As of September 30, 2018, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Colorado (28%), Texas (19%), Illinois (14%), and Iowa (7%) make up 68% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2017, the states of Colorado (26%), Texas (24%), Illinois (17%) and Iowa (7%) made up 74% of the Company’s gross loans, excluding factored receivables.

Further, a majority (78%) of our factored receivables, representing approximately 14% of our total loan portfolio as of September 30, 2018, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2017, 77% of our factored receivables, representing approximately 10% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

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

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Nonperforming loans:
Commercial real estate	$7,873	$1,012
Construction, land development, land	221	136
1-4 family residential properties	2,239	2,638
Farmland	4,156	4,182
Commercial	19,616	26,592
Factored receivables	2,252	1,454
Consumer	276	384
Mortgage warehouse	—	—
Purchased credit impaired	2,969	2,333
Total nonperforming loans	39,602	38,731
Other real estate owned, net	2,442	9,191
Other repossessed assets	165	320
Assets held for sale	—	245
Total nonperforming assets	$42,209	$48,487

Nonperforming assets to total assets	0.93%	1.39%
Nonperforming loans to total loans held for investment	1.13%	1.38%
Total past due loans to total loans held for investment	2.23%	2.33%

Nonperforming loans, including nonaccrual PCI loans, increased $0.9 million, or 2.2%, primarily due to the additions of a $5.2 million nonperforming commercial real estate relationship carrying a 90% government guarantee and secured by an assisted living facility. A $1.2 million nonperforming agriculture relationship secured by underlying land and farm equipment was also added during the period. These increases were offset by a $5.8 million commercial loan that was paid off from the proceeds of the sale of the collateral to a third party buyer. The purchase was financed with a significant equity investment as well as financing from TBK Bank. Additionally, we charged-off $4.0 million on a single nonaccrual asset based lending relationship during the period.  Refer to the Provision for Loan Losses discussion for further details regarding the charge-off. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.

OREO decreased $6.7 million, or 73.4%, primarily due to the sale of five properties during 2018 resulting in total proceeds of $7.8 million and an insignificant total gain on sale. The decrease driven by the sale of OREO properties was partially offset by the addition of individually insignificant OREO properties as well as valuation adjustments made throughout the year.

As a result of the above activity, the ratio of nonperforming loans to total loans held for investment decreased to 1.13% at September 30, 2018 compared to 1.38% at December 31, 2017, and our ratio of nonperforming assets to total assets decreased to 0.93% at September 30, 2018 compared to 1.39% at December 31, 2017.

Past due loans to total loans held for investment decreased to 2.23% at September 30, 2018 compared to 2.33% at December 31, 2017, primarily due to the nonperforming loan activity factors described above and other payment performance activity.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At September 30, 2018, we had $10.2 million in loans of this type which are not included in any of the nonperforming loan categories.

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

The following table sets forth the ALLL by category of loan:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$4,042	26%	0.45%	$3,435	27%	0.46%
Construction, land development, land	1,271	5%	0.67%	883	5%	0.65%
1-4 family residential properties	259	6%	0.13%	293	4%	0.23%
Farmland	503	5%	0.28%	310	6%	0.17%
Commercial	12,753	32%	1.14%	8,150	33%	0.89%
Factored receivables	7,571	17%	1.24%	4,597	13%	1.23%
Consumer	581	1%	1.85%	783	1%	2.52%
Mortgage warehouse	276	8%	0.10%	297	11%	0.10%
Total Loans	$27,256	100%	0.78%	$18,748	100%	0.67%

The ALLL increased $8.5 million, or 45.4%, which was driven by $5.7 million of net charge-offs (which carried a reserve of $1.6 million at the time of charge-off), $3.2 million of net new specific allowances recorded on impaired loans and growth in the underlying portfolio during the nine months ended September 30, 2018.

The following table presents the unpaid principal and recorded investment for loans at September 30, 2018. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $20.9 million at September 30, 2018, and (2) net deferred origination costs and fees totaling $3.1 million at September 30, 2018. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
September 30, 2018	Investment	Principal	Difference
Commercial real estate	$906,494	$914,503	$(8,009)
Construction, land development, land	190,920	195,075	(4,155)
1-4 family residential properties	194,752	196,361	(1,609)
Farmland	177,313	180,599	(3,286)
Commercial	1,123,598	1,127,844	(4,246)
Factored receivables	611,285	613,832	(2,547)
Consumer	31,423	31,576	(153)
Mortgage warehouse	276,358	276,358	—
	$3,512,143	$3,536,148	$(24,005)

At September 30, 2018 and December 31, 2017, we had on deposit $54.9 million and $32.5 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries, and the effects of those items on our ALLL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$24,547	$19,797	$18,748	$15,405
Loans charged-off:
Commercial real estate	—	—	(2)	(137)
Construction, land development, land	—	—	—	(582)
1-4 family residential properties	(3)	(1)	(17)	(29)
Farmland	—	—	(200)	—
Commercial	(4,074)	(755)	(4,701)	(3,833)
Factored receivables	(228)	(136)	(928)	(1,102)
Consumer	(286)	(270)	(776)	(877)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(4,591)	$(1,162)	$(6,624)	$(6,560)
Recoveries of loans charged-off:
Commercial real estate	103	—	103	—
Construction, land development, land	2	—	12	7
1-4 family residential properties	7	23	12	42
Farmland	—	—	—	—
Commercial	273	929	409	1,307
Factored receivables	8	30	52	82
Consumer	104	178	287	387
Mortgage warehouse	—	—	—	—
Total loans recoveries	$497	$1,160	$875	$1,825
Net loans charged-off	$(4,094)	$(2)	$(5,749)	$(4,735)
Provision for (reversal of) loan losses:
Commercial real estate	136	58	506	888
Construction, land development, land	244	210	376	1,235
1-4 family residential properties	15	111	(29)	16
Farmland	(6)	(22)	393	69
Commercial	6,324	(629)	8,895	4,660
Factored receivables	64	645	3,850	1,978
Consumer	93	208	287	813
Mortgage warehouse	(67)	(9)	(21)	38
Total provision for loan losses	$6,803	$572	$14,257	$9,697
Balance at end of period	$27,256	$20,367	$27,256	$20,367

Average total loans held for investment	$3,293,218	$2,295,356	$2,995,970	$2,126,532
Net charge-offs to average total loans held for investment	0.12%	0.00%	0.19%	0.22%
Allowance to total loans held for investment	0.78%	0.84%	0.78%	0.84%

Quarter to date net loans charged off increased $4.1 million primarily due to a $4.0 million charge-off on a single asset based lending relationship during the three months ended September 30, 2018.  Refer to the Provision for Loan Losses discussion for further details regarding the charge-off. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.

Year to date net loans charged off increased $1.0 million, or 21.4%, primarily due to the aforementioned $4.0 million charge-off on a single asset based lending relationship during the nine months ended September 30, 2018. This was partially offset by a $2.7 million charge-off of an individual healthcare finance relationship during the nine months ended September 30, 2017. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.

Securities

As of September 30, 2018, we held debt securities classified as available for sale with a fair value of $356.0 million, an increase of $105.4 million from $250.6 million at December 31, 2017. The increase is attributable to the acquisition of $270.7 million of securities available for sale from FBD and SCC. This increase was offset by the sale of $123 million of securities during the nine months ended September 30, 2018 which were primarily made up of municipal securities acquired as part of the FBD, SCC and Valley acquisitions. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of September 30, 2018 and December 31, 2017, we held equity securities with a fair value of $5.0 million. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility. As a result of our adoption of ASU 2016-01, Financial Instruments, on January 1, 2018, equity securities were reclassified from securities available for sale.

As of September 30, 2018, we held investments classified as held to maturity with an amortized cost of $8.4 million, a decrease of $0.2 million from $8.6 million at December 31, 2017. These held to maturity securities represent a minority investment in the unrated subordinated notes of recently issued CLOs managed by Trinitas Capital Management.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of September 30, 2018
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$28,240	1.53%	$67,862	1.73%	$—	—	$—	—	$96,102	1.67%
U.S. Treasury notes	—	—	1,952	1.94%	—	—	—	—	1,952	1.94%
Mortgage-backed securities	72	6.86%	2,929	2.08%	5,131	2.32%	22,935	2.92%	31,067	2.75%
Asset backed securities	—	—	2,634	2.90%	5,560	2.68%	2,609	3.43%	10,803	2.91%
State and municipal	47,777	1.59%	49,002	1.90%	37,923	1.92%	10,315	1.82%	145,017	1.79%
Corporate bonds	11,873	2.25%	56,436	2.54%	505	2.78%	274	5.09%	69,088	2.50%
SBA pooled securities	—	—	41	4.44%	73	4.54%	4,838	3.77%	4,952	3.79%
Total available for sale securities	$87,962	1.66%	$180,856	2.05%	$49,192	2.06%	$40,971	2.81%	$358,981	2.04%

Held to maturity securities:	$—	—	$—	—	$3,052	13.04%	$5,351	11.03%	$8,403	11.80%
Liabilities

Total liabilities were $3.920 billion as of September 30, 2018, compared to $3.107 billion at December 31, 2017, an increase of $813 million, the components of which are discussed below.

Deposits

Our total deposits were $3.439 billion as of September 30, 2018, compared to $2.621 billion as of December 31, 2017, an increase of $817.7 million. This increase was primarily attributable to the addition of $674.7 million of deposits as a result of the FBD and SCC acquisitions. The increase in deposits was also due in part to growth in several of our deposit products offset by an intentional reduction in our reliance on the use of public funds during the period.  As of September 30, 2018, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 61% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 39% of total deposits. See Note 7 – Deposits in the accompanying condensed notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of September 30, 2018 and December 31, 2017.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of September 30, 2018:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$109,011	$38,684	$147,695
Over 3 through 6 months	76,780	26,549	103,329
Over 6 through 12 months	150,691	78,586	229,277
Over 12 months	85,874	41,624	127,498
	$422,356	$185,443	$607,799

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$418,226	0.19%	14%	$312,009	0.17%	15%
Individual retirement accounts	105,774	1.27%	4%	98,713	1.24%	5%
Money market	303,843	0.78%	11%	201,462	0.23%	10%
Savings	272,230	0.09%	9%	167,908	0.05%	8%
Certificates of deposit	793,685	1.53%	28%	773,075	1.22%	38%
Brokered deposits	384,337	2.02%	13%	72,094	1.69%	4%
Total interest bearing deposits	2,278,095	1.08%	79%	1,625,261	0.80%	80%
Noninterest bearing demand	608,245	—	21%	398,774	—	20%
Total deposits	$2,886,340	0.85%	100%	$2,024,035	0.64%	100%

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$396,550	0.20%	15%	$326,798	0.16%	16%
Individual retirement accounts	105,337	1.22%	4%	100,224	1.20%	5%
Money market	281,205	0.62%	11%	205,585	0.23%	10%
Savings	251,108	0.06%	9%	170,431	0.06%	8%
Certificates of deposit	791,400	1.39%	30%	767,680	1.16%	39%
Brokered deposits	272,997	1.90%	10%	69,359	1.52%	3%
Total interest bearing deposits	2,098,597	0.96%	79%	1,640,077	0.75%	81%
Noninterest bearing demand	569,123	—	21%	388,217	—	19%
Total deposits	$2,667,720	0.76%	100%	$2,028,294	0.61%	100%

Other Borrowings

Customer Repurchase Agreements

The following provides a summary of our customer repurchase agreements as of and for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Amount outstanding at end of period	$13,248	$11,488
Weighted average interest rate at end of period	0.03%	0.02%
Average daily balance during the period	$8,927	$12,906
Weighted average interest rate during the period	0.02%	0.02%
Maximum month-end balance during the period	$13,844	$21,041

Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

The following provides a summary of our FHLB advances as of and for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Amount outstanding at end of period	$330,000	$365,000
Weighted average interest rate at end of period	2.21%	1.39%
Average amount outstanding during the period	375,995	300,451
Weighted average interest rate during the period	1.88%	1.05%
Highest month end balance during the period	455,000	385,000

Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At September 30, 2018 and December 31, 2017, we had $349.6 million and $231.2 million, respectively, in unused and available advances from the FHLB.

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

Issuance costs related to the Notes totaled $1.3 million, including an underwriting discount of 1.5%, or $0.8 million, and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as a component of interest expense. The carrying value of the Notes totaled $48.9 million at September 30, 2018.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of September 30, 2018:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$12,947	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,528	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,462	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,536	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,852	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,641	July 2034	LIBOR + 2.75%
	$51,031	$38,966

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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $39.0 million was allowed in the calculation of Tier I capital as of September 30, 2018.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $616.6 million as of September 30, 2018, compared to $391.7 million as of December 31, 2017, an increase of $224.9 million. Stockholders’ equity increased during this period primarily due to $192.1 million of net proceeds from the April 12, 2018 common stock offering previously discussed, and net income for the period of $33.6 million. Offsetting these increases were dividends paid on our preferred stock.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2018, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137.5 million, with no amounts advanced against those lines at that time.

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2018. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - September 30, 2018
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$13,248	$13,248	$—	$—	$—
Federal Home Loan Bank advances	330,000	300,000	—	—	30,000
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	21,863	3,126	6,000	5,266	7,471
Time deposits with stated maturity dates	1,345,907	1,052,802	239,390	47,002	6,713
Total contractual obligations	$1,812,049	$1,369,176	$245,390	$52,268	$145,215

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
•

risks related to the integration of acquired businesses (including our acquisitions of First Bancorp of Durango, Inc., Southern Colorado Corp., the operating assets of Interstate Capital Corporation and certain of its affiliates, Valley Bancorp, Inc., and nine branches from Independent Bank in Colorado) and any future acquisitions;

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

The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	11.3%	9.6%	4.8%	0.7%
+300 basis points	9.0%	7.8%	3.9%	0.9%
+200 basis points	6.7%	6.1%	2.7%	0.6%
+100 basis points	4.3%	4.3%	1.7%	0.6%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(0.8%)	0.3%	(2.2%)	(2.5%)

The following table presents the change in our economic value of equity as of September 30, 2018 and December 31, 2017, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2018	December 31, 2017
+400 basis points	12.0%	11.9%
+300 basis points	10.3%	10.5%
+200 basis points	8.0%	8.1%
+100 basis points	4.6%	4.9%
Flat rates	0.0%	0.0%
-100 basis points	(6.2%)	(9.6%)

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	October 19, 2018	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	October 19, 2018	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer