Form 10-K
period 2018-12-31
Triumph Bancorp, Inc.
filed 2019-02-12
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, “and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2018 was approximately $985,067,000.

The number of shares of Registrant’s Common Stock outstanding as of February 8, 2019 was 26,701,460.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part III of this Report.

i

PART I

ITEM 1. BUSINESS.

Overview

Triumph Bancorp, Inc. (“we”, “Triumph” or the “Company”), is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, TBK Bank, SSB (“TBK Bank”), we offer traditional banking services as well as commercial finance products to businesses that require specialized financial solutions. Our community banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance products include factoring, asset-based lending, equipment lending, and premium finance products offered on a nationwide basis. These product offerings supplement the asset generation capacity in our community banking markets and enhance the overall yield of our loan portfolio, enabling us to earn attractive risk-adjusted net interest margins. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2018, we had consolidated total assets of $4.560 billion, total loans held for investment of $3.609 billion, total deposits of $3.450 billion and total stockholders’ equity of $636.6 million.

Our business is conducted through three reportable segments (Banking, Factoring, and Corporate). For the year ended December 31, 2018, our banking segment generated 66% of our total revenue (comprised of interest and noninterest income), our factoring segment generated 33% of our total revenue, and our corporate segment generated 1% of our total revenue. On March 31, 2017, we sold our 100% membership interest in Triumph Capital Advisors, LLC (“TCA”) and discontinued fee based asset management services. TCA operations for the years ended December 31, 2017 and 2016 are reflected in our Corporate segment, along with the gain on sale of our membership interest in TCA.

Our Corporate Structure

We operate our business through several corporate entities.

•

TBK Bank, SSB is a Texas state savings bank. TBK Bank operates retail branch networks in three geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, (ii) a western division consisting of thirty branches located throughout central and eastern Colorado and two branches in far western Kansas, and (iii) a mountain division consisting of seven branches in southern Colorado and three branches in New Mexico. Through this branch network, we offer our customers a variety of financial products and services that both augment our revenue (fee and interest income) and help us expand and retain our core deposit network, including checking and savings accounts, debit cards, and electronic banking.  TBK Bank also operates one location in Dallas, Texas, in which we maintain our corporate office, provide centralized treasury management services, originate certain commercial finance, mortgage warehouse, and commercial real estate loan products, and operate a branch that is dedicated to deposit gathering activities. During 2018, we announced that TBK Bank is planning to open a new full service branch in Dallas, Texas that is expected to open in 2019. Through TBK Bank, we originate a full suite of commercial and retail loans including commercial real estate, general commercial, commercial agriculture, mortgage warehouse, one-to-four family residential and construction and development loans, primarily focused on customers in and around our primary market areas. In addition, TBK Bank originates many of our commercial finance products and services, including asset-based loans, equipment finance loans, general factoring products, and premium finance loans. These commercial finance products and services are offered on a nationwide basis.

•

Advance Business Capital LLC (d/b/a “Triumph Business Capital”) is a Delaware limited liability company and wholly owned subsidiary of TBK Bank that focuses on providing working capital financing through the purchase of accounts receivable, a product known as factoring. A substantial portion of Triumph Business Capital’s factoring relationships are currently originated with small-to-mid-sized owner-operators, trucking fleets and freight brokers in the transportation industry, with an increasing representation in non-transportation sectors such as energy services, temporary staffing, and government contracting.  Triumph Business Capital operates out of our Coppell, Texas location and employs a network of nationwide sales personnel.

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

A substantial portion of our lending is in the areas surrounding our community banking operations in Iowa, Illinois, Colorado, New Mexico, and Kansas. We expect that we will continue to focus on the commercial and personal credit needs of businesses and individuals in these markets. We also have a significant amount of lending in Texas, the home of our corporate headquarters and a significant portion of our commercial finance operations. With respect to our commercial finance products, we also seek out customers and maintain loan production offices or sales personnel for such product lines on a nationwide basis.

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

Factored Receivables. As a part of our commercial finance product offerings, we offer factoring services to our customers, primarily in the transportation sector. In contrast to a lending relationship, in a factoring transaction we directly purchase the receivables generated by our clients at a discount to their face value. These transactions are structured to provide our clients with immediate liquidity to meet operating expenses when there is a mismatch between payments to our client for a good or service and the incurrence of operating costs required to provide such good or service. For example, in the transportation industry, invoices are typically paid 30 to 60 days after delivery whereas the truckers providing such transportation services require immediate funds to pay for fuel and other operating costs.

Our transportation factoring clients include small owner-operator trucking companies (one-to-four trucks), mid-sized fleets (5-to-50 trucks) and freight broker relationships whereby we manage all carrier payments on behalf of a broker client. Factoring for transportation businesses constituted approximately 79% of our total factoring portfolio as of December 31, 2018, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. The features and pricing of our transportation factoring relationships vary by client type. Typically our smaller owner-operator relationships are structured as “non-recourse” relationships (i.e., we retain the credit risk associated with the ability of the account debtor on an invoice we purchase to ultimately make payment) and our larger relationships are structured as “recourse” relationships (i.e., our client agrees to repurchase from us any invoices for which payment is not ultimately received from the account debtor).

Our non-transportation factoring business targets small businesses with annual sales between $1 million and $50 million in industries such as manufacturing, distribution, and staffing.

Agriculture Loans. We originate a variety of loans to borrowers in the agriculture industry, including (i) real estate loans secured by farmland, (ii) equipment financing for specific agriculture equipment, including irrigation systems, (iii) crop input loans primarily focused on corn, wheat and soybeans, and (iv) loans secured by cattle and other livestock.  We originate these loans primarily in the areas surrounding our community banking markets in Iowa, Illinois, Colorado, New Mexico, and Kansas.

Commercial Construction, Land and Land Development Loans. We offer loans to small-to-mid-sized businesses to construct owner-user properties, as well as loans to developers of commercial real estate investment properties and residential developments. These loans are typically disbursed as construction progresses and carry interest rates that vary with the prime rate. In certain instances, these loans can be converted to commercial real estate loans upon completion of their associated projects.

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

The mortgage warehouse customers are located across the U.S. and originate loans primarily through traditional retail, wholesale and correspondent business models. These customers are strategically targeted for their experienced management teams and thoroughly analyzed to ensure long-term and profitable business models. By using this approach, we believe that this type of lending carries a lower risk profile than other one-to-four family mortgage loans held for investment in our portfolio, due to the short-term nature (averaging less than 30 days) of the exposure and the additional strength offered by the mortgage originator sponsorship.

At December 31, 2018, maximum aggregate outstanding purchases ranged in size from $10 million to $100 million.   Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.

At December 31, 2018, the Company had 13 mortgage banking company customers with a maximum aggregate exposure of $590 million and an actual aggregate outstanding balance of $314 million. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio (LTV) of 88%, an average credit score of 681 and an average loan size of $239,866. These characteristics illustrate the low risk profile of loans purchased under the mortgage warehouse arrangements. To date, we have not experienced a loss on any of our mortgage warehouse loans.

Residential Real Estate Loans. We originate first and second mortgage loans to our individual customers primarily for the purchase of primary and secondary residences, with a focus on offering these loans as an additional product offering to customers in our retail banking markets. We made the determination to recommence offering loans of this type in 2018 in order to further augment our product offerings and enhance overall customer experience.

Consumer Loans. We also originate personal loans for our retail banking customers. These loans originate exclusively out of our community banking operations in Iowa, Illinois, Colorado, New Mexico, and Kansas.

Other Products and Services

Triumph Pay.  As an additional product and service in the transportation and logistics industries where we have substantial factoring expertise, we offer our TriumphPay platform as a payments solution to freight broker and shipper clients.  The TriumphPay platform allows such clients to make all their carrier payments through our proprietary application.  The TriumphPay application also permits carriers to elect payment options, including a “Quick Pay” feature which generates revenue by allowing such carrier to receive payment for such invoice at a discount in advance of its normal payment terms.

Additional Products and Services.  We offer a full range of commercial and retail banking services to our customers, including checking and savings accounts, debit cards, and electronic banking services. These products both augment our revenue and help us expand our core deposit network. We also seek to make these additional banking products and services (many of which are not offered by non-bank lenders) to our commercial finance clients in order to improve acquisition and retention of these clients. Through Triumph Insurance Group, an insurance brokerage agency focused on meeting the insurance needs of our commercial clients, particularly our factoring clients in the transportation industry and our equipment lending clients, as well as our agriculture lending clients, we provide insurance brokerage services. We believe these ancillary product offerings have the ability to diversify our revenue and increase customer acquisition and retention for our primary product lines.

Credit Risk Management

We mitigate credit risk through disciplined underwriting of each transaction we originate, as well as active credit management processes and procedures to manage risk and minimize loss throughout the life of a transaction. We seek to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which our business customers are engaged. We have developed tailored underwriting criteria and credit management processes for each of the various loan product types we offer our customers.

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

Our factoring relationships in particular require a specialized underwriting process. For each factoring transaction, in addition to a credit evaluation of our client, we also evaluate the creditworthiness of underlying account debtors, because account debtors represent the substantive underlying credit risk. Transportation factoring also presents the additional challenge of underwriting high volumes of invoices of predominantly low value per invoice and managing credit requests for a large industry pool of account debtors. We facilitate this process through a proprietary web-based “Online Broker Credit” application, which processes invoice purchase approval requests for our clients through an online proprietary scoring model and delivers either preliminary responses for small dollar requests or immediate referral to our servicing personnel for larger dollar requests. We also set and monitor concentration limits for individual account debtors that are tracked across all of our clients (as multiple clients may have outstanding invoices from a particular account debtor).

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

In addition to our general credit risk management processes, we employ specialized risk management processes and procedures for certain of our commercial finance products, in particular our asset-based lending and factoring products. With respect to our asset-based lending relationships, we generally require dominion over the borrower’s cash accounts in order to actively control and manage the cash flows from the conversion of borrowing base collateral into cash and its application to the loan. We also engage in active review and monitoring of the borrowing base collateral itself, including field audits typically conducted on a 90-180 day cycle.

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

Deposits

Deposits are our primary source of funds to support our earning assets. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at our bank subsidiary are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. In addition, required deposit balances associated with our commercial loan arrangements and treasury management relationships maintained by our commercial lending clients provide an additional source of deposits.  In our community banking markets, we have a network of 60 deposit-taking branch offices. We also maintain a branch office in Dallas, Texas, dedicated to deposit generation activities.

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

In addition, the Federal Reserve Supervisory Letter SR 09-4 provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by a bank holding company. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its dividends if: (i) the bank holding company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. Capital rules and their implementing regulations also require a holding company to get the prior approval of the Federal Reserve prior to any redemption or repurchase of its own equity securities.

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

The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5%. The capital conservation buffer requirement began being phased in in January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until it was fully implemented in January 2019. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.  This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.

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

As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2018, the Company’s subsidiary bank exceeded the capital levels required to be deemed “well capitalized.”

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

The CFPB has issued regulatory guidance and has proposed, or will be proposing, regulations on issues that directly relate to our business. Although it is difficult to predict the full extent to which the CFPB’s final rules impact the operations and financial condition of our subsidiary bank, such rules may have a material impact on the bank’s compliance costs, compliance risk and fee income.

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

Employees

As of December 31, 2018, we had 1,121.5 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement.

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

We have grown historically through multiple acquisitions, and we anticipate to continue acquisitions in the future as part of our growth strategy.  On October 15, 2013, we acquired National Bancshares, Inc. and its banking subsidiary, THE National Bank, N.A., which represented a significant portion of our total operations immediately following such acquisition.  On August 1, 2016, we completed our acquisition of ColoEast Bankshares, Inc. and its wholly owned subsidiary bank, Colorado East Bank & Trust.  In 2017, we acquired nine branches in Colorado from Independent Bank Group, Inc.’s banking subsidiary, Independent Bank, on October 6, 2017, and we acquired Valley Bancorp, Inc. and its subsidiary bank, Valley Bank & Trust, effective December 9, 2017. In 2018, we acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s accounts receivable factoring business and other related financial services on June 2, 2018, and we acquired First Bancorp of Durango, Inc. and its two community banking subsidiaries, The First National Bank of Durango and Bank of New Mexico, and Southern Colorado Corp. (“SCC”) and its community banking subsidiary, Citizens Bank of Pagosa Springs, effective September 8, 2018. In addition, we expect additional acquisitions in the future as part of our growth strategy.  Our previous acquisitions may make it more difficult for investors to evaluate historical trends in our financial results and operating performance, as the impact of such acquisitions make it more difficult to identify organic trends that would be reflected absent such acquisitions. In addition, our strategic plan assumes additional merger and acquisition activity to improve our operating leverage and to create a partial source of excess liquidity to support our organic loan growth, which has historically grown at a faster rate than our ability to grow transactional deposits.  Consequently, predictions and forecasts about our future revenue and expense will depend in part on our ability to source and execute acquisitions, the terms of such acquisitions, and the specific attributes of the acquired companies, each of which are subject to factors outside of our control and which may vary materially depending on any future acquisition targets ultimately pursued.  Thus any predictions or forecasts about our future operations may not be as accurate as they would be if we were to pursue a primarily organic growth strategy.

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

Factoring for small-to-mid-sized trucking businesses constituted approximately 79% of our total factoring portfolio as of December 31, 2018, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. Given the concentration of our factoring business in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our factoring revenues, as the revenues we earn from purchasing transportation invoices are directly correlated with the amount of transportation activity generated by our factoring clients (i.e., the volume of transportation invoices they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Increased costs associated with operating a trucking business, such as may be caused by increases in the prices of oil and diesel fuel, may cause a diminished demand for trucking services as our clients pass those costs along to their customers. Conversely, decreases in the price of diesel fuel may cause the size of our factoring portfolio to decrease, as the price of diesel fuel typically positively correlates with the size of the invoices we purchase from our factoring clients. Additionally, the factoring industry may not continue its historical growth and we may face increased competition. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share. Any of such events could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

Additional regulations and rule making impacting the transportation industry may have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our primary transportation factoring clients and adversely affect our factoring business.

Our primary transportation factoring clients are small-to-mid-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses associated with owning or operating a trucking fleet. These regulations include rule making proposed by the Federal Motor Carrier Safety Administration of the United States Department of Transportation (“FMCSA”) under the Compliance, Safety, Accountability (“CSA”) initiative, maximum hours of service limitations imposed by the FMCSA, electronic log requirements, and regulations proposed by the federal Food and Drug Administration (“FDA”) requiring increased labeling and monitoring by carriers of any commodity transported that is regulated by the FDA. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our client base and may force some or all of these businesses out of the market. Such an occurrence could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

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

While we attempt to monitor the concentration of our loan portfolio by borrower, geography and industry, we nonetheless may have concentrations in these areas that increase the risk to our loan portfolio resulting from adverse changes impacting such borrowers, geographies or industries.   For example, we have made a significant number of large loans to a small number of borrowers, resulting in a concentration of large loans to these borrowers.  Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death.   In addition, a large portion of our loans are made in our community banking markets of Iowa, Illinois, Colorado, New Mexico, and Kansas and in Texas, the home of our corporate headquarters and the majority of our commercial finance operations.   We also have lending concentrations in industries such as transportation, construction and energy services.  As a result, the performance of our portfolio could be adversely impacted by economic or market conditions affecting these geographies or industries, such as the impact of falling oil prices on the energy services industry specifically or the Texas economy more generally, all of which could have an adverse effect on our business, financial condition and results of operations.

The amount of our nonperforming assets may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.

At December 31, 2018, we had a total of approximately $38.3 million of nonperforming assets or approximately 0.84% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.

At December 31, 2018, the amount of OREO we held totaled $2.1 million. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate, likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2018, our ALLL as a percentage of total loans was 0.76% and as a percentage of total nonperforming loans was 76.47%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ALLL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ALLL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations. Further, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our fiscal year beginning on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable and incurred which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

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

As of December 31, 2018, approximately $1.059 billion, or 30.7%, of our deposits consisted of interest bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2018, the fair value of our investment securities portfolio was approximately $348.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2018, we had goodwill of $158.7 million, representing approximately 25% of total equity.

The Company's intangible assets primarily relate to core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. A triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2018, we had intangible assets of $40.7 million, representing approximately 6% of total equity.

In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2018 all but $0.3 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2018, net deferred tax assets were approximately $8.4 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

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

While we do not currently engage in material derivative or hedging activity, we may in the future manage interest rate risk by, among other things, utilizing derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. To the extent we engage in derivative transactions, we will be exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expect when we enter into the derivative transaction. The existence of credit and market risk associated with any derivative instruments we enter into could adversely affect our net interest income and, therefore, could have an adverse effect on our business, financial condition and results of operations.

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

As part of our relationship with our former Triumph Capital Advisors subsidiary, we currently hold investments in certain CLO subordinated notes or preference shares or other CLO securities, and may continue to make such investments in the future. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of CLOs could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral.  As of December 31, 2018, we had investments with a carrying amount of $8.5 million in the subordinated notes of three CLOs.

In addition, we have historically, and may in the future, invest in the subordinated notes or preference shares of CLO warehouse financing structures.  Such investments will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the subordinate note or preference share investors in such CLO warehouse would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all.  We did not hold any CLO warehouse investments as of December 31, 2018.

Risks Relating to the Regulation of Our Industry

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment in which we operate.

As a financial holding company, we are subject to federal supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. There are laws and regulations which restrict transactions between us and our subsidiaries. These requirements may constrain our operations and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition, results of operations and future prospects. Also, the burden imposed by those federal and state regulations may place banks in general and our Company in particular, at a competitive disadvantage compared to less regulated competitors.

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

The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The ongoing broad rulemaking powers of the CFPB and its UDAAP authority have the potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. The CFPB has indicated that they are reviewing current and proposed regulations related to a variety of consumer financial products or services. If the CFPB’s actions related to current and proposed regulations limit our ability to provide such financial products or services it may have an adverse effect on our business.

In addition, regulators may elect to alter the standards or the interpretation of the standards used to measure regulatory compliance or used to determine the adequacy of liquidity, certain risk management or other operational practices for bank or non-bank financial services companies. Such actions may impact our ability to implement our strategy and could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets differs from our assessment, we may be required to take additional charges that would have the effect of materially reducing our earnings, capital ratios and share price.

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

Government regulatory agencies and political bodies continue to place increased focus and scrutiny on the bank or nonbank financial services industries.

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

The deposits of our bank subsidiary are insured by the FDIC up to legal limits and, accordingly, subject our bank subsidiary to the payment of FDIC deposit insurance assessments. The bank’s regular assessments are based on our bank subsidiary’s average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the DIF. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

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

The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2018, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

Regulatory capital rules, released in July 2013, implemented higher minimum capital requirements for bank holding companies and banks. The rules include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These rules were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The capital rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a total Tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%. Bank holding companies are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments. The capital rules also require banks and bank holding companies to maintain a common equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.

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

These standards require the Company or our bank subsidiary to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. Such regulation could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities which could have an adverse effect on our business, financial condition and results of operations.

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

The rights of our common stockholders are subordinate to the rights of any debt securities that we may issue and may be subordinate to the holders of any class of preferred stock that we may issue in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.

As of December 31, 2018, TBK Bank operates ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois and eight branches throughout northern and central Illinois in our Midwest division, seven branches in Colorado and three branches in New Mexico in our Mountain Division, thirty branches in Colorado and two branches in western Kansas in our Western division, and loan production offices in Littleton, Colorado Springs, and Durango, Colorado and Lee’s Summit, Missouri. TBK Bank also operates from our corporate office facility in Dallas, Texas which includes an additional branch office limited to deposit gathering activities. We lease twelve of these offices and own the remaining fifty-three. Our owned offices are freestanding permanent facilities and the leased offices are part of larger retail facilities. Most of TBK Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities.

Triumph Business Capital operates from a leased facility within a larger business park located in Coppell, Texas as well as a leased facility in El Paso, Texas.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TBK.” At February 8, 2019, there were 26,701,460 shares outstanding and 333 stockholders of record for the Company’s common stock.

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

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on November 7, 2014 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Select Market) through December 31, 2018, with the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes an initial investment of $100 in the Company’s common stock, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

	November 7, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Triumph Bancorp, Inc.	$100.00	$106.27	$129.41	$205.10	$247.06	$232.94
Nasdaq Global Select Market Index	100.00	102.17	108.41	116.64	149.81	144.30
Nasdaq Bank Index	100.00	101.16	107.86	145.64	150.75	123.77

Recent sales of unregistered equity securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the year ended December 31, 2018.  On October 29, 2018, the Company announced that its board of directors had authorized the repurchase of up to $25.0 million of its outstanding common stock in open market transactions or through privately negotiated transactions. No repurchases were made under this program during the year ended December 31, 2018. Subsequent to December 31, 2018, the Company has repurchased 247,312 shares into treasury stock at an average price of $30.51.

ITEM 6. SELECTED FINANCIAL DATA.

Certain historical consolidated financial data as of and for each of the years in the five year period ended December 31, 2018 is derived from our audited historical consolidated financial statements. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Income Statement Data:
Interest income	$262,976	$177,224	$124,492	$98,760	$87,230
Interest expense	35,926	21,540	12,134	8,109	6,770
Net interest income	227,050	155,684	112,358	90,651	80,460
Provision for loan losses	16,167	11,628	6,693	4,529	5,858
Net interest income after provision	210,883	144,056	105,665	86,122	74,602
Gain on sale of subsidiary or division	1,071	20,860	—	—	—
Gain on branch sale	—	—	—	—	12,619
Bargain purchase gain	—	—	—	15,117	—
Other noninterest income	21,899	19,796	20,956	18,180	12,148
Noninterest income	22,970	40,656	20,956	33,297	24,767
Noninterest expense	167,353	123,614	93,112	81,865	69,202
Net income before income taxes	66,500	61,098	33,509	37,554	30,167
Income tax expense	14,792	24,878	12,809	8,421	10,378
Net income	51,708	36,220	20,700	29,133	19,789
Income attributable to noncontrolling interests	—	—	—	—	(2,060)
Dividends on preferred stock	(578)	(774)	(887)	(780)	(780)
Net income available to common stockholders	$51,130	$35,446	$19,813	$28,353	$16,949

Balance Sheet Data:
Total assets	$4,559,779	$3,499,033	$2,641,067	$1,691,313	$1,447,898
Cash and cash equivalents	234,939	134,129	114,514	105,277	160,888
Investment securities	349,954	264,166	304,381	163,169	162,769
Loans held for sale	2,106	—	—	1,341	3,288
Loans held for investment, net	3,581,073	2,792,108	2,012,219	1,279,318	997,035
Total liabilities	3,923,172	3,107,335	2,351,722	1,423,275	1,210,389
Noninterest bearing deposits	724,527	564,225	363,351	168,264	179,848
Interest bearing deposits	2,725,822	2,057,123	1,652,434	1,080,686	985,381
FHLB advances	330,000	365,000	230,000	130,000	3,000
Subordinated notes	48,929	48,828	48,734	—	—
Junior subordinated debentures	39,083	38,623	32,740	24,687	24,423
Total stockholders’ equity	636,607	391,698	289,345	268,038	237,509
Preferred stockholders' equity	—	9,658	9,746	9,746	9,746
Common stockholders' equity (1)	636,607	382,040	279,599	258,292	227,763

	As of and for the years ended December 31,
	2018	2017	2016	2015	2014
Per Share Data:
Basic earnings per common share	$2.06	$1.85	$1.11	$1.60	$1.55
Diluted earnings per common share	$2.03	$1.81	$1.10	$1.57	$1.52
Book value per share	$23.62	$18.35	$15.47	$14.34	$12.68
Tangible book value per share (1)	$16.22	$15.29	$12.89	$12.79	$11.06
Shares outstanding end of period	26,949,936	20,820,445	18,078,247	18,018,200	17,963,783
Weighted average shares outstanding - basic	24,791,448	19,133,745	17,856,828	17,720,479	10,940,083
Weighted average shares outstanding - diluted	25,480,513	20,000,288	18,053,531	18,524,889	11,672,780

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$2.21	$1.37	$1.17	$0.80	$0.82
Adjusted weighted average shares outstanding - diluted	25,480,513	20,000,288	18,729,882	17,848,538	10,996,429

Performance ratios:
Return on average assets	1.33%	1.27%	1.00%	1.89%	1.46%
Return on average total equity	9.24%	10.66%	7.33%	11.31%	10.87%
Return on average common equity	9.27%	10.73%	7.29%	11.44%	11.61%
Return on average tangible common equity (1)	11.90%	12.50%	8.37%	12.98%	14.51%
Yield on loans(2)	8.07%	7.55%	7.71%	8.62%	8.90%
Cost of interest bearing deposits	1.02%	0.78%	0.70%	0.67%	0.54%
Cost of total deposits	0.80%	0.62%	0.59%	0.58%	0.46%
Cost of total funds	1.09%	0.86%	0.68%	0.64%	0.58%
Net interest margin(2)	6.35%	5.92%	5.91%	6.49%	6.67%
Efficiency ratio	66.94%	62.96%	69.84%	66.05%	65.77%
Adjusted efficiency ratio (1)	64.43%	66.55%	68.63%	73.59%	74.73%
Net noninterest expense to average assets	3.70%	2.92%	3.47%	3.16%	3.28%
Adjusted net noninterest expense to average total assets (1)	3.55%	3.41%	3.39%	4.03%	4.22%

Asset Quality ratios(3):
Past due to total loans	2.41%	2.33%	3.61%	2.41%	2.57%
Nonperforming loans to total loans	1.00%	1.38%	2.23%	1.03%	1.66%
Nonperforming assets to total assets	0.84%	1.39%	1.98%	1.10%	1.73%
ALLL to nonperforming loans	76.47%	48.41%	34.00%	94.10%	53.02%
ALLL to total loans	0.76%	0.67%	0.76%	0.97%	0.88%
Net charge-offs to average loans	0.23%	0.28%	0.25%	0.07%	0.07%

Capital ratios:
Tier 1 capital to average assets	11.08%	11.80%	10.85%	16.56%	15.92%
Tier 1 capital to risk-weighted assets	11.49%	11.15%	11.85%	18.23%	19.56%
Common equity Tier 1 capital to risk-weighted assets	10.55%	9.70%	10.18%	16.23%	N/A
Total capital to risk-weighted assets	13.35%	13.21%	14.60%	19.11%	20.35%
Total equity to total assets	13.96%	11.19%	10.96%	15.85%	16.40%
Total stockholders' equity to total assets	13.96%	11.19%	10.96%	15.85%	16.40%
Tangible common stockholders' equity ratio (1)	10.03%	9.26%	8.98%	13.85%	14.00%

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

(2)	Performance ratios include discount accretion on purchased loans for the periods presented as follows:
	For the years ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Loan discount accretion	$8,296	$7,071	$7,363	$4,651	$8,895

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

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Total stockholders' equity	$636,607	$391,698	$289,345	$268,038	$237,509
Preferred stock liquidation preference	—	(9,658)	(9,746)	(9,746)	(9,746)
Total common stockholders' equity	636,607	382,040	279,599	258,292	227,763
Goodwill and other intangibles	(199,417)	(63,778)	(46,531)	(27,854)	(29,057)
Tangible common stockholders' equity	$437,190	$318,262	$233,068	$230,438	$198,706
Common shares outstanding	26,949,936	20,820,445	18,078,247	18,018,200	17,963,783
Tangible book value per share	$16.22	$15.29	$12.89	$12.79	$11.06

Total assets at end of period	$4,559,779	$3,499,033	$2,641,067	$1,691,313	$1,447,898
Goodwill and other intangibles	(199,417)	(63,778)	(46,531)	(27,854)	(29,057)
Adjusted total assets at period end	4,360,362	3,435,255	2,594,536	1,663,459	1,418,841
Tangible common stockholders' equity ratio	10.03%	9.26%	8.98%	13.85%	14.00%

Net income available to common stockholders	$51,130	$35,446	$19,813	$28,353	$16,949
Gain on sale of subsidiary or division	(1,071)	(20,860)	—	—	—
Gain on branch sale	—	—	—	—	(12,619)
Bargain purchase gain	—	—	—	(15,117)	—
Transaction related costs	6,965	2,013	1,618	243	—
Incremental bonus related to transaction	—	4,814	—	1,750	—
Escrow recovery from DHF	—	—	—	(300)	—
Tax effect of adjustments	(1,401)	5,153	(251)	(592)	4,727
Adjusted net income available to common stockholders	$55,623	$26,566	$21,180	$14,337	$9,057
Dilutive effect of convertible preferred stock	578	774	783	—	—
Adjusted net income available to common stockholders - diluted	$56,201	$27,340	$21,963	$14,337	$9,057

Weighted average shares outstanding - diluted	25,480,513	20,000,288	18,053,531	18,524,889	11,672,780
Adjusted effects of assumed Preferred Stock conversion	—	—	676,351	(676,351)	(676,351)
Adjusted weighted average shares outstanding - diluted	25,480,513	20,000,288	18,729,882	17,848,538	10,996,429
Adjusted diluted earnings per common share	$2.21	$1.37	$1.17	$0.80	$0.82

Net income available to common stockholders	$51,130	$35,446	$19,813	$28,353	$16,949
Average tangible common equity	429,745	283,561	236,660	218,392	116,817
Return on average tangible common equity	11.90%	12.50%	8.37%	12.98%	14.51%

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Adjusted efficiency ratio:
Net interest income	$227,050	$155,684	$112,358	$90,651	$80,460
Noninterest income	22,970	40,656	20,956	33,297	24,767
Operating revenue	250,020	196,340	133,314	123,948	105,227
Gain on sale of subsidiary or division	(1,071)	(20,860)	—	—	—
Gain on branch sale	—	—	—	—	(12,619)
Bargain purchase gain	—	—	—	(15,117)	—
Escrow recovery from DHF	—	—	—	(300)	—
Adjusted operating revenue	$248,949	$175,480	$133,314	$108,531	$92,608

Noninterest expenses	$167,353	$123,614	$93,112	$81,865	$69,202
Transaction related costs	(6,965)	(2,013)	(1,618)	(243)	—
Incremental bonus related to transaction	—	(4,814)	—	(1,750)	—
Adjusted noninterest expenses	$160,388	$116,787	$91,494	$79,872	$69,202
Adjusted efficiency ratio	64.43%	66.55%	68.63%	73.59%	74.73%

Adjusted net noninterest expense to average assets ratio:
Noninterest expenses	$167,353	$123,614	$93,112	$81,865	$69,202
Transaction related costs	(6,965)	(2,013)	(1,618)	(243)	—
Incremental bonus related to transaction	—	(4,814)	—	(1,750)	—
Adjusted noninterest expense	160,388	116,787	91,494	79,872	69,202
Noninterest income	22,970	40,656	20,956	33,297	24,767
Gain on sale of subsidiary or division	(1,071)	(20,860)	—	—	—
Gain on branch sale	—	—	—	—	(12,619)
Bargain purchase gain	—	—	—	(15,117)	—
Escrow recovery from DHF	—	—	—	(300)	—
Adjusted noninterest income	21,899	19,796	20,956	17,880	12,148
Adjusted net noninterest expenses	$138,489	$96,991	$70,538	$61,992	$57,054
Average total assets	$3,900,728	$2,844,916	$2,079,756	$1,537,856	$1,353,421
Adjusted net noninterest expense to average assets ratio	3.55%	3.41%	3.39%	4.03%	4.22%

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include factoring, asset-based lending, equipment lending and premium finance products offered on a nationwide basis. As of December 31, 2018, we had consolidated total assets of $4.560 billion, gross loans held for investment of $3.609 billion, total deposits of $3.450 billion and total stockholders’ equity of $636.6 million.

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector, our asset-based lending, equipment finance, and premium finance products.  Our aggregate outstanding balances for these products increased $358.7 million, or 40.0% to $$1.256 billion as of December 31, 2018, primarily due to organic growth as well as increased factored receivables resulting from the acquisition of Interstate Capital Corporation as discussed below.

The following table sets forth our commercial finance product lines:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Commercial finance
Equipment	$352,037	$254,119
Asset-based lending (general)	214,110	213,471
Premium finance	72,302	55,520
Factored receivables	617,791	374,410
Total commercial finance loans	$1,256,240	$897,520

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

We incurred expense increases during 2018 associated with the growth in our commercial finance lending lines as we continued to invest in additional personnel and resources necessary to grow these products and manage the risk of larger portfolios.  In general, we believe these expenses, consisting primarily of increased headcount and the occupancy and technology expenses necessary to support such additional headcount and operational growth, represent costs that may be leveraged or scaled to support increased loan production in these areas.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. We have determined our reportable segments are Banking, Factoring, and Corporate. For the year ended December 31, 2018, our banking segment generated 66% of our total revenue (comprised of interest and noninterest income), our factoring segment generated 33% of our total revenue, and our corporate segment generated 1% of our total revenue. On March 31, 2017, we sold our 100% membership interest in Triumph Capital Advisors, LLC (“TCA”) and discontinued fee based asset management services. TCA operations for the years ended December 31, 2017 and 2016 are reflected in our Corporate segment, along with the gain on sale of our membership interest in TCA.

2018 Overview

Net income available to common stockholders for the year ended December 31, 2018 was $51.1 million, or $2.03 per diluted share, compared to net income available to common stockholders for the year ended December 31, 2017 of $35.4 million, or $1.81 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $55.6 million, or $2.21 per diluted share, for the year ended December 31, 2018 compared to $26.6 million, or $1.37 per diluted share for the year ended December 31, 2017.  For the year ended December 31, 2018, our return on average common equity was 9.27% and our return on average assets was 1.33%.

At December 31, 2018, we had total assets of $4.560 billion, including gross loans held for investment of $3.609 billion, compared to $3.499 billion of total assets and $2.811 billion of gross loans held for investment at December 31, 2017. Organic loan growth totaled $378.9 million during the year ended December 31, 2018. Our commercial finance loans increased from $897.5 million in aggregate as of December 31, 2017 to $1.256 billion as of December 31, 2018, an increase of 40.0%, and constitute 35% of our total loan portfolio at December 31, 2018.

At December 31, 2018, we had total liabilities of $3.923 billion, including total deposits of $3.450 billion, compared to $3.107 billion of total liabilities and $2.621 billion of total deposits at December 31, 2017. Deposits increased $829.0 million during the year ended December 31, 2018.

At December 31, 2018, we had total stockholders' equity of $636.6 million. During the year ended December 31, 2018, total stockholders’ equity increased $244.9 million, primarily due to $192.1 million of net proceeds from the April 12, 2018 common stock offering discussed below and our net income for the period. Capital ratios remained strong with holding company Tier 1 capital and total capital to risk weighted assets ratios of 11.49% and 13.35%, respectively, at December 31, 2018.

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

Common Stock Offering

On April 12, 2018, we completed an underwritten common stock offering issuing 5.4 million shares of our common stock, including 0.7 million shares sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at $37.50 per share for total gross proceeds of $202.7 million. Net proceeds after underwriting discounts and offering expenses were $192.1 million. A significant portion of the net proceeds of this offering were used to fund the FBD, SCC and ICC acquisitions and for general corporate purposes.

Triumph Healthcare Finance

On January 19, 2018, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit the healthcare asset-based lending line of business. The decision to sell THF was made prior to the end of the fourth quarter of 2017, and at December 31, 2017, the fair value of the Disposal Group exceeded its carrying amount. As a result of this decision, the $71.4 million carrying amount of the Disposal Group was transferred to assets held for sale as of December 31, 2017. The sale was finalized on March 16, 2018 and resulted in a net pre-tax contribution to earnings for the year ended December 31, 2018 of $1.1 million, or approximately $0.8 million net of tax.

For further information on the above acquisitions and divestitures, see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.

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

Triumph Capital Advisors

On March 31, 2017, we sold our 100% membership interest in Triumph Capital Advisors, LLC (“TCA”). As part of the TCA sale on March 31, 2017, we recorded a pre-tax gain on sale of $20.9 million, net of $0.4 million of direct transaction costs. In addition, we incurred other indirect transaction related costs of $0.3 million and recorded $4.8 million in incremental bonus expense for the amount paid to team members to recognize their contribution to the transaction and building the value realized in the sale of the business. The TCA sale resulted in a net pre-tax contribution to earnings for the year ended December 31, 2017 of $15.7 million, or approximately $10.0 million net of tax. Consideration received included a seller financed loan receivable in the amount of $10.5 million.

For further information on the above acquisitions and divestitures, see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Results of Operations

Fiscal year ended December 31, 2018 compared with year ended December 31, 2017

Net Income

We earned net income of $51.7 million for the year ended December 31, 2018 compared to $36.2 million for the year ended December 31, 2017, an increase of $15.5 million.

The results for the year ended December 31, 2018 include the results of operations of the acquisitions of FBD, SCC, and ICC since their respective acquisition dates and are inclusive of a combined $7.0 million of transaction costs associated with the acquisitions included in noninterest expense. The results for the year ended December 31, 2018 were also impacted by the sale of THF, which resulted in a pre-tax gain on sale in the amount of $1.1 million included in noninterest income.

The results for the year ended December 31, 2017 include the results of operations of the Acquired Branches since the October 6, 2017 acquisition date and the results of operations of Valley since the December 9, 2017 acquisition date. We incurred $1.7 million of pre-tax transaction and restructuring costs related to these acquisitions which is reported as noninterest expense. The results for the year ended December 31, 2017 were also impacted by our sale of TCA, which resulted in a pre-tax gain on sale in the amount of $20.9 million included in noninterest income, offset by an additional $4.8 million bonus accrual and $0.3 million of other indirect transaction related costs recorded in connection with the TCA sale; both reported as noninterest expense.

Excluding the tax-effected impact of the FBD, SCC and ICC transaction costs and the THF and TCA sale transactions, we earned adjusted net income of $56.2 million for the year ended December 31, 2018 compared to $27.3 million for the year ended December 31, 2017, an increase of $28.9 million.  The adjusted increase was primarily the result of a $71.4 million increase in net interest income, a $2.1 million increase in adjusted noninterest income and a $3.5 million decrease in adjusted income tax expense. The adjusted increase was partially offset by a $4.5 million increase in the provision for loan losses and a $43.6 million increase in adjusted noninterest expense. Adjusted income tax expense for the year ended December 31, 2017 includes a $3.0 million charge related to the remeasurement of our deferred tax assets and deferred tax liabilities at our new expected effective tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	For the years ended December 31,
	2018			2017
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and cash equivalents	$164,639	$3,289	2.00%	$124,802	$1,450	1.16%
Taxable securities	191,644	4,962	2.59%	229,181	6,408	2.80%
Tax-exempt securities	71,120	1,392	1.96%	28,984	415	1.43%
FHLB stock	18,013	507	2.81%	12,674	207	1.63%
Loans (1)	3,131,324	252,826	8.07%	2,235,481	168,744	7.55%
Total interest earning assets	3,576,740	262,976	7.35%	2,631,122	177,224	6.74%
Noninterest earning assets:
Cash and cash equivalents	66,325			39,497
Other noninterest earning assets	257,663			174,297
Total assets	$3,900,728			$2,844,916
Interest bearing liabilities:
Deposits:
Interest bearing demand	451,327	1,020	0.23%	331,023	526	0.16%
Individual retirement accounts	108,170	1,348	1.25%	100,731	1,221	1.21%
Money market	318,927	2,618	0.82%	209,229	509	0.24%
Savings	281,995	279	0.10%	175,821	105	0.06%
Certificates of deposit	809,321	11,994	1.48%	782,384	9,328	1.19%
Brokered deposits	291,776	5,799	1.99%	87,395	1,393	1.59%
Total interest bearing deposits	2,261,516	23,058	1.02%	1,686,583	13,082	0.78%
Subordinated notes	48,877	3,351	6.86%	48,779	3,344	6.86%
Junior subordinated debentures	38,845	2,741	7.06%	33,293	1,955	5.87%
Other borrowings	354,036	6,776	1.91%	313,357	3,159	1.01%
Total interest bearing liabilities	2,703,274	35,926	1.33%	2,082,012	21,540	1.03%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	605,863			408,729
Other liabilities	32,141			14,264
Total equity	559,450			339,911
Total liabilities and equity	$3,900,728			$2,844,916
Net interest income		$227,050			$155,684
Interest spread (2)			6.02%			5.71%
Net interest margin (3)			6.35%			5.92%

1.	Balance totals include respective nonaccrual assets.
2.	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
3.	Net interest margin is the ratio of net interest income to average interest earning assets.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	For the years ended December 31,
(Dollars in thousands)	2018	2017
Average community banking	$2,006,059	$1,437,602
Average commercial finance	1,125,265	797,879
Average total loans	$3,131,324	$2,235,481
Community banking yield	5.78%	5.71%
Commercial finance yield	12.16%	10.86%
Total loan yield	8.07%	7.55%

We earned net interest income of $227.1 million for the year ended December 31, 2018 compared to $155.7 million for the year ended December 31, 2017, an increase of $71.4 million, or 45.9%, primarily driven by the following factors.

Interest income increased $85.8 million, or 48.4%, as a result of an increase in total average interest earning assets of $945.6 million, or 35.9%, which was attributable to the impact of the FBD and SCC acquisitions which contributed $287.8 million of loans and $270.7 million of securities. The increase is also attributable to growth in our factored receivable operations as a result of the ICC acquisition and organic factored receivables growth. Additionally, interest income increased as a result of the Valley and Acquired Branch acquisitions which contributed $267.0 million of loans and $97.7 million of securities during the fourth quarter of 2017 and organic loan growth. The average balance of our higher yielding commercial finance loans increased $327.4 million, or 41.0%, from $797.9 million for the year ended December 31, 2017 to $1.125 billion for the year ended December 31, 2018 as a result of the ICC acquisition and the continued execution of our growth strategy for such products. Additionally, our average mortgage warehouse lending balance was $242.9 million for the year ended December 31, 2018 compared to $152.9 million for the year ended December 31, 2017. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period.

A component of interest income consists of discount accretion on acquired loan portfolios.  We recognized discount accretion on purchased loans of $8.3 million and $7.1 million for the years ended December 31, 2018 and 2017, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines.

Interest expense increased $14.4 million, or 66.8%, as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $574.9 million, or 34.1%, primarily due to $674.7 million of customer deposits assumed in the FBD and SCC acquisitions and $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth however, our outstanding balance of FHLB advances at period end decreased period over period.

Net interest margin increased to 6.35% for the year ended December 31, 2018 from 5.92% for the year ended December 31, 2017, an increase of 43 basis points or 7.3%.

The increase in our net interest margin primarily resulted from an increase in yields on our interest earning assets.  Our average yield on interest earning assets increased 61 basis points to 7.35% for the year ended December 31, 2018 from 6.74% for the year ended December 31, 2017, primarily due to an overall change in the mix within our loan portfolio period over period as well as the current rising interest rate environment.  Our higher yielding average commercial finance products as a percentage of the average total loan portfolio increased from 35.7% for the year ended December 31, 2017 to 35.9% for the year ended December 31, 2018 and, average factored receivables as a percentage of the total commercial finance portfolio increased from 36.3% for the year ended December 31, 2017 to 45.7% for the year ended December 31, 2018 contributing to the overall increase in yield on our interest earning assets.  In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 79% at December 31, 2018 compared to 77% at December 31, 2017.

Also impacting our net interest margin was an increase in our average cost of interest bearing liabilities of 30 basis points. This increase was caused by an increased use of higher rate certificates of deposit and brokered deposits to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the macro economy. This increase was partially offset by a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the FBD, SCC, Valley and Acquired Branches acquisitions.

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

	Years ended December 31,
	2018 Compared to 2017
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Change
Interest earning assets:
Cash and cash equivalents	$1,043	$796	$1,839
Taxable securities	(474)	(972)	(1,446)
Tax-exempt securities	152	825	977
FHLB stock	150	150	300
Loans	11,751	72,331	84,082
Total interest income	12,622	73,130	85,752
Interest bearing liabilities:
Interest bearing demand	222	272	494
Individual retirement accounts	34	93	127
Money market	1,209	900	2,109
Savings	69	105	174
Certificates of deposit	2,267	399	2,666
Brokered deposits	344	4,062	4,406
Total interest bearing deposits	4,145	5,831	9,976
Subordinated notes	—	7	7
Junior subordinated debentures	394	392	786
Other borrowings	2,838	779	3,617
Total interest expense	7,377	7,009	14,386
Change in net interest income	$5,245	$66,121	$71,366

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses (the “ALLL”) at an appropriate level to absorb estimated losses incurred in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

Our ALLL was $27.6 million as of December 31, 2018 versus $18.7 million as of December 31, 2017, representing an ALLL to total loans ratio of 0.76% and 0.67% respectively.

Our provision for loan losses was $16.2 million for the year ended December 31, 2018 compared to $11.6 million for the year ended December 31, 2017, an increase of $4.6 million, or 39.7%.

The increased provision for loan losses was the result of increased net charge-offs, increased net new specific reserves and loan growth. Net charge-offs increased by $1.1 million to $7.3 million for the year ended December 31, 2018 from $6.2 million for the year ended December 31, 2017. Approximately $1.7 million and $2.7 million of the charge-offs for the year ended December 31, 2018 and 2017, respectively, had specific reserves previously recorded. We recorded net new specific reserves of $3.7 million during the year ended December 31, 2018 compared to net new specific reserves of $1.3 million recorded during the year ended December 31, 2017.

Excluding the aforementioned impact of the FBD and SCC acquisitions, during the year ended December 31, 2018 outstanding loans increased $510.0 million from December 31, 2017.  Excluding the aforementioned impact of the Acquired Branches and Valley acquisitions, during the year ended December 31, 2017, outstanding loans increased $516.2 million from December 31, 2016.  The relatively small change in loan growth year over year had little impact on the overall increase in the provision for loan losses year over year however, the change in the provision for loan losses was impacted by a change in the mix of our loan portfolio with a greater percentage being made up of commercial finance loan products which tend to carry higher ALLL compared to our traditional community banking loan products. Given the short term nature of factored receivables, the loan growth figures for the year ended December 31, 2018 were not adjusted for the acquisition of ICC.

Noninterest Income

The following table presents the major categories of noninterest income:

	Year ended December 31,		2018 Compared to 2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Service charges on deposits	$5,469	$4,181	$1,288	30.8%
Card income	6,514	3,822	2,692	70.4%
Net OREO gains (losses) and valuation adjustments	(514)	(850)	336	39.5%
Net gains (losses) on sale of securities	(272)	35	(307)	(877.1%)
Fee income	5,150	2,503	2,647	105.8%
Insurance commissions	3,492	2,981	511	17.1%
Gain on sale of subsidiary or division	1,071	20,860	(19,789)	(94.9%)
Asset management fees	—	1,717	(1,717)	(100.0%)
CLO warehouse investment income	—	2,226	(2,226)	(100.0%)
Other	2,060	3,181	(1,121)	(35.2%)
Total noninterest income	$22,970	$40,656	$(17,686)	(43.5%)

Noninterest income decreased $17.7 million, or 43.5%.  Noninterest income for the year ended December 31, 2018 was impacted by the realization of the $1.1 million gain associated with the sale of THF in the first quarter of 2018 and noninterest income for the year ended December 31, 2017 was impacted by the realization of the $20.9 million gain associated with the sale of TCA in the first quarter of 2017. Excluding the gain on sale of THF and the gain on sale of TCA, we earned adjusted noninterest income of $21.9 million and $19.8 million for the year ended December 31, 2018 and 2017, respectively, resulting in an adjusted increase in noninterest income of $2.1 million, or 10.6%, period over period.  The adjusted increase was primarily due to increased service charges on deposits, card income, and fee income partially offset by a decrease in asset management fees and CLO warehouse investment income resulting from the sale of TCA at the end of the first quarter of 2017.  Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, increased $1.3 million, or 30.8%, primarily due to additional service charges associated with a full year of the increase in customer deposits due to the Valley and Acquired Branches acquisitions and to a lesser extent, the FBD and SCC acquisitions.

•

Card Income.  Debit and credit card income increased $2.7 million, or 70.4%, primarily due to additional customer debit card activity associated with a full year of the increase in issued cards resulting from the Valley and Acquired Branches acquisitions and to a lesser extent, the FBD and SCC acquisitions. In addition to increased activity, we received a $0.4 million incentive payment from our debit card provider for the achievement of certain growth goals. The incentive payment was received during the third quarter of 2018 and is not expected to continue in future periods.

•

Fee income. Fee income increased $2.6 million, or 105.8%, primarily due to increased check and wire fees at TBC which is reflective of increased activity at the factoring subsidiary inclusive of the acquisition of ICC. Additionally, we experienced increased check and wire fees resulting from a full year impact of the Valley and Acquired Branches acquisitions and to a lesser extent, the FBD and SCC acquisitions.

•	Asset Management Fees. As a result of the sale of TCA on March 31, 2017, there was no asset management fee income recorded for the year ended December 31, 2018.
•

CLO Warehouse Investment Income.  We did not hold any CLO warehouse equity investments during the year ended December 31, 2018. As a result, there was no CLO warehouse investment income recorded for the year ended December 31, 2018.

•

Other.  Other noninterest income, including, income associated with trust activities, bank-owned life insurance, and other miscellaneous activities decreased $1.1 million, or 35.2%.  The decrease was driven by a $0.7 million increase on our liability for contingent consideration due to the sellers of ICC upon remeasurement of the liability at December 31, 2018. The contingent payment is due during the fourth quarter of 2020. The decrease was also driven by a write-down on signage and other assets of $0.3 million related to rebranding of Triumph Community Bank to our standardized TBK Bank brand during the year ended December 31, 2018. There were no other significant increases or decreases in the components of other noninterest income period over period.

Noninterest Expense

The following table presents the major categories of noninterest expense:

	Year ended December 31,		2018 Compared to 2017
(Dollars in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$90,212	$72,696	$17,516	24.1%
Occupancy, furniture and equipment	14,023	9,833	4,190	42.6%
FDIC insurance and other regulatory assessments	1,129	1,201	(72)	(6.0%)
Professional fees	8,939	7,192	1,747	24.3%
Amortization of intangible assets	6,980	5,201	1,779	34.2%
Advertising and promotion	4,974	3,226	1,748	54.2%
Communications and technology	18,270	8,843	9,427	106.6%
Travel and entertainment	4,234	2,661	1,573	59.1%
Other	18,592	12,761	5,831	45.7%
Total noninterest expense	$167,353	$123,614	$43,739	35.4%

Noninterest expense increased $43.7 million, or 35.4%.  Noninterest expense for the year ended December 31, 2018 was impacted by $1.1 million of transaction costs associated with the ICC acquisition and $5.9 million of transaction costs associated with the FBD and SCC transactions. Noninterest expense for the year ended December 31, 2017 was impacted by the recognition of an incremental $5.1 million of transaction related costs associated with the TCA sale, including $4.8 million of bonus expense for the amount paid to team members to recognize their contribution to the value realized from the TCA sale and approximately $0.3 million of other transaction related costs. Noninterest expense for the year ended December 31, 2017 was also impacted by $1.7 million of transaction costs associated with the Acquired Branches and Valley acquisitions. Excluding transaction costs and the TCA sale bonus, we incurred adjusted noninterest expense of $160.4 million for the year ended December 31, 2018 and $116.8 million for the year ended December 31, 2017, resulting in an adjusted net increase in noninterest expense of $43.6 million, or 37.3% period over period.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $17.5 million, or 24.1%. Salaries and employee benefits expenses for the year ended December 31, 2017 included $4.8 million of bonus expense associated with the TCA sale.  Absent the TCA-related bonus expense, salaries and employee benefits expenses increased $22.3 million. We experienced a significant increase in the total size of our workforce between these periods as our average full-time equivalent employees were 959.5 and 726.0 for the years ended December 31, 2018 and 2017, respectively. Sources of this increased headcount were primarily employees added through the aforementioned acquisitions.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $4.2 million, or 42.6%, primarily due to expenses associated with the infrastructure and facilities added through the aforementioned acquisitions and growth in our overall operations.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, increased $1.7 million, or 24.3% primarily due to $1.1 million of professional fees incurred in connection with the ICC acquisition and $1.4 million of professional fees incurred in connection with the FBD and SCC acquisitions during the year ended December 31, 2018. Comparable professional fees for the sale of TCA and the Acquired Branches and Valley acquisitions during the year ended December 31, 2017 totaled $1.2 million. There were no other significant increases or decreases in professional fees period over period.

•

Amortization of intangible assets. Amortization of intangible assets increased $1.8 million, or 34.2%, primarily due to the addition of intangible assets resulting from the ICC, Valley and Acquired Branch acquisitions and to a lesser extent, intangible assets added through the FBD and SCC acquisitions.

•

Advertising and promotion. Advertising and promotion expenses increased $1.7 million, or 54.2%, primarily due to advertising and brand-awareness activities in connection with the FBD and SCC acquisitions as well as growth in our overall operations.

•

Communications and Technology. Communications and technology expenses increased $9.4 million, or 106.6%, primarily as a result of $3.1 million in information technology deconversion and termination fees resulting from our acquisition of FBD and SCC. The remaining increase is a result of increased usage and transaction volumes resulting from the ICC, Valley and Acquired Branch acquisitions and to a lesser extent, increased usage and transaction volumes resulting from the FBD and SCC acquisitions. The increase is also a result of growth and investment in our organic operations.

•

Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services.  Other noninterest expense increased $5.8 million, or 45.7%, primarily due to a $1.4 million increase in software amortization, a $1.3 million increase in expense on ATMs, a $1.1 million increase in bank service charges and a $1.0 million increase in other loan expenses. All such increases were driven by our growth in our business operations.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense decreased $10.1 million, or 40.6%, from $24.9 million for the year ended December 31, 2017 to $14.8 million for the year ended December 31, 2018. The effective tax rate decreased from 41% for the year ended December 31, 2017 to 22% for the year ended December 31, 2018, primarily due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017 which lowered our federal statutory tax rate, effective on January 1, 2018, and resulted in significant modifications to existing law. The higher effective tax rate for the year ended December 31, 2017 reflects an income tax charge of $3.0 million related to the remeasurement of our deferred tax assets and deferred tax liabilities at the new effective tax rate resulting from the enactment of the Tax Act. Absent enactment of the Tax Act, our effective tax rate for the year ended December 31, 2017 would have been 36%. We are currently estimating that our effective tax rate for 2019 will be approximately 23%. For further information, see Note 12 – Income Taxes in the accompanying notes to the consolidated financial statements included elsewhere in this report.

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

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are the same as those described in Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report. Transactions between segments consist primarily of borrowed funds.  Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination. Noninterest income and expense directly attributable to a segment are assigned accordingly. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Year Ended December 31, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$170,871	$90,092	$2,013	$262,976
Intersegment interest allocations	20,191	(20,191)	—	—
Total interest expense	29,834	—	6,092	35,926
Net interest income (expense)	161,228	69,901	(4,079)	227,050
Provision for loan losses	12,373	3,802	(8)	16,167
Net interest income (expense) after provision	148,855	66,099	(4,071)	210,883
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	18,364	3,483	52	21,899
Noninterest expense	119,283	43,495	4,575	167,353
Operating income (loss)	$49,007	$26,087	$(8,594)	$66,500

(Dollars in thousands)
Year Ended December 31, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$130,480	$45,346	1,398	$177,224
Intersegment interest allocations	8,023	(8,023)	—	—
Total interest expense	16,240	—	5,300	21,540
Net interest income (expense)	122,263	37,323	(3,902)	155,684
Provision for loan losses	9,310	2,227	91	11,628
Net interest income (expense) after provision	112,953	35,096	(3,993)	144,056
Gain on sale of subsidiary or division	—	—	20,860	20,860
Other noninterest income	14,336	2,737	2,723	19,796
Noninterest expense	90,632	22,641	10,341	123,614
Operating income (loss)	$36,657	$15,192	$9,249	$61,098

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans held for investment	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$504,656	$(810,867)	$3,499,033
Gross loans held for investment	$2,784,147	$346,293	$11,936	$(331,520)	$2,810,856

Banking

(Dollars in thousands)	Years Ended December 31,		2018 Compared to 2017
Banking	2018	2017	$ Change	% Change
Total interest income	$170,871	$130,480	$40,391	31.0%
Intersegment interest allocations	20,191	8,023	12,168	151.7%
Total interest expense	29,834	16,240	13,594	83.7%
Net interest income (expense)	161,228	122,263	38,965	31.9%
Provision for loan losses	12,373	9,310	3,063	32.9%
Net interest income (expense) after provision	148,855	112,953	35,902	31.8%
Gain on sale of subsidiary or division	1,071	—	1,071	100.0%
Other noninterest income	18,364	14,336	4,028	28.1%
Noninterest expense	119,283	90,632	28,651	31.6%
Operating income (loss)	$49,007	$36,657	$12,350	33.7%

Our Banking segment’s operating income increased $12.4 million, or 33.7%.

Interest income increased primarily as a result of increases in the average balances of our interest earning assets, primarily loans, which was attributable to the impact of the FBD and SCC acquisitions which contributed $287.8 million of loans and $270.7 million of securities. Additionally, interest income increased as a result of a full-year impact of the Valley and Acquired Branch acquisitions which contributed $267.0 million of loans and $97.7 million of securities. Organic loan growth was also a driver of the increase in average loan balances and thus, the increase in interest income.  Average loans in our Banking segment increased 40.9% from $2.154 billion for the year ended December 31, 2017 to $3.035 billion for the year ended December 31, 2018.

Interest expense increased primarily as a result of growth in average customer deposits and other borrowings due to $674.7 million of customer deposits assumed in the FBD and SCC acquisitions as well as a full-year impact of $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth however, our outstanding balance of FHLB advances at period end decreased period over period.  We also experienced increased rates across several of our interest bearing borrowings.

The increase in the provision for loan losses was primarily the result of an increase in net loan charge-offs recorded during the year ended December 31, 2018.  We experienced higher total net charge-offs at our Banking segment of $6.2 million in the year ended December 31, 2018 compared to $4.6 million for the same period in 2017.  Approximately $1.3 million and $2.7 million of the charge-offs for the year ended December 31, 2018 and 2017, respectively, had specific reserves previously recorded at our Banking segment. Net charge-offs at our Banking segment for the year ended December 31, 2018 reflect a charge-off of $4.8 million on a single nonaccrual asset based lending relationship during the period. Net new specific reserves in our Banking segment were $2.2 million and $1.9 million for the year ended December 31, 2018 and 2017 respectively. Additionally, loans in our Banking segment grew at a slower pace for the year ended December 31, 2018 compared to the same period in 2017 which, when combined with changes in the mix of our portfolio and loss factors used to calculate the ALLL, partially offset the increased provision for loan losses.

Noninterest income increased primarily due to the realization of the $1.1 million gain associated with the sale of THF during the first quarter as well as additional service charges and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the FBD, SCC, Valley and Acquired Branches acquisitions. Noninterest income for our Banking segment includes $0.4 million incentive payment from our card provider for the achievement of certain growth goals during the year ended December 31, 2018. The incentive payment is not expected to continue in future periods. It also includes a write-down on signage and other assets of $0.3 million related to rebranding of Triumph Community Bank to our standardized TBK Bank brand during the year ended December 31, 2018.

For the year ended December 31, 2018 noninterest expense at our Banking segment includes $4.6 million of transaction costs as well as increased intangible amortization as a result of the aforementioned acquisitions. Additionally, noninterest expense increased due to incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisitions, as well as personnel, facilities and infrastructure to support the continued organic growth in our lending operations. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.

Factoring

(Dollars in thousands)	Years Ended December 31,		2018 Compared to 2017
Factoring	2018	2017	$ Change	% Change
Total interest income	$90,092	$45,346	$44,746	98.7%
Intersegment interest allocations	(20,191)	(8,023)	(12,168)	151.7%
Total interest expense	—	—	—	—
Net interest income (expense)	69,901	37,323	32,578	87.3%
Provision for loan losses	3,802	2,227	1,575	70.7%
Net interest income (expense) after provision	66,099	35,096	31,003	88.3%
Noninterest income	3,483	2,737	746	27.3%
Noninterest expense	43,495	22,641	20,854	92.1%
Operating income (loss)	$26,087	$15,192	$10,895	71.7%

	As of and for the Year Ended December 31,
	2018	2017
Factored receivable period end balance	$588,750,000	$346,293,000
Yield on average receivable balance	18.43%	17.05%
Rolling twelve quarter annual charge-off rate	0.37%	0.41%
Factored receivables - transportation concentration	83%	84%

Interest income, including fees	$90,092,000	$45,346,000
Noninterest income	3,483,000	2,737,000
Factored receivable total revenue	93,575,000	48,083,000
Average net funds employed	447,358,000	243,583,000
Yield on average net funds employed	20.92%	19.74%

Accounts receivable purchased	$5,119,527,000	$2,765,678,000
Number of invoices purchased	2,897,148	1,810,345
Average invoice size	$1,767	$1,516
Average invoice size - transportation	$1,662	$1,460
Average invoice size - non-transportation	$2,906	$1,991

Net new clients	3,033	716

Our Factoring segment’s operating income increased $10.9 million, or 71.7%.

Our average invoice size increased 16.6% from $1,516 for the year ended December 31, 2017 to $1,767 for the year ended December 31, 2018, and the number of invoices purchased increased 60.0% period over period. At December 31, 2018, there were 113 clients utilizing the TriumphPay platform. For the year ended December 31, 2018, TriumphPay processed 228,865 invoices paying 34,067 distinct carriers a total of $328.4 million.

Net interest income increased $32.6 million, or 87.3%, due to an 85.1% increase in accounts receivable purchased during the year ended December 31, 2018 compared to the year ended December 31, 2017. Accounts receivable purchases are a function of the total number of invoices purchased and the average invoice price. For the year ended December 31, 2018, invoices purchased increased by 60.0% and average invoice price increased by 16.6%. The increase in AR purchased was the result of our acquisition of the operations of ICC as well as organic growth in the factored receivables portfolio. Our transportation factoring purchases, which typically generate a higher yield than our non-transportation factoring purchases, decreased as a percentage of the overall Factoring segment portfolio during 2018, and ending transportation factoring receivables represented 83% of the factored receivable period end balance at December 31, 2018 compared to 84% of the factored receivable period end balance at December 31, 2017.

The increase in the provision for loan losses was the result of higher growth in the ending balance of the factored receivables portfolio during the year ended December 31, 2018 compared to the same period in 2017. The ending balance of the factored receivables portfolio at our Factoring segment grew $242.5 million during the year ended December 31, 2018 compared to ending balance growth of $133.5 million during the prior year. We recorded net new allowances on specific at-risk balances at our Factoring segment of $1.5 million during the year ended December 31, 2018 compared to a net release on specific at-risk balances of $0.6 million during the prior year period. We experienced lower net charge-offs of $1.1 million in the year ended December 31, 2018 compared to $1.5 million for the same period in 2017.

The increase in noninterest expense was driven primarily by increased personnel, operating, and technology costs incurred in connection with the ICC acquisition and growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period. Reflected in our Factoring segment’s noninterest expense for the year ended December 31, 2018 is $1.1 million in transaction costs related to the ICC acquisition. The increase in noninterest income was also the result of continued growth in the client portfolio.

Corporate

(Dollars in thousands)	Years Ended December 31,		2018 Compared to 2017
Corporate	2018	2017	$ Change	% Change
Total interest income	$2,013	$1,398	$615	44.0%
Intersegment interest allocations	—	—	—	—
Total interest expense	6,092	5,300	792	14.9%
Net interest income (expense)	(4,079)	(3,902)	(177)	4.5%
Provision for loan losses	(8)	91	(99)	(108.8%)
Net interest income (expense) after provision	(4,071)	(3,993)	(78)	2.0%
Gain on sale of subsidiary or division	—	20,860	(20,860)	(100.0%)
Other noninterest income	52	2,723	(2,671)	(98.1%)
Noninterest expense	4,575	10,341	(5,766)	(55.8%)
Operating income (loss)	$(8,594)	$9,249	$(17,843)	(192.9%)

The Corporate segment’s operating income decreased primarily due to the net impact of the TCA sale transaction recorded during the year ended December 31, 2017.  As TCA was a wholly owned subsidiary of our parent company, the $20.9 million gain on sale of TCA was reported as noninterest income and the $5.1 million of bonus expense and transaction related costs associated with the TCA sale were reported as noninterest expense in the Corporate segment.  Excluding the impact of the TCA sale, the Corporate segment reported an operating loss of $8.6 million for the year ended December 31, 2018 compared to a loss of $6.6 million for the year ended December 31, 2017. This increase in operating loss was primarily the result of a $2.0 million decrease in noninterest income associated with CLO warehouse investments.  The CLO associated with our remaining CLO warehouse investment was issued and closed in June 2017, and as a result our invested funds were returned.  During the year ended December 31, 2018 we no longer held investments in CLO warehouse entities and, absent future investments in new CLO warehouse entities, we do not expect to realize CLO warehouse investment income ongoing.  As a result, there was no CLO warehouse investment income recorded during 2018. Additionally, $1.3 million of FBD and SCC-related transaction costs were recorded during the year ended December 31, 2018. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Results of Operations

Fiscal year ended December 31, 2017 compared with year ended December 31, 2016

Net Income

We earned net income of $36.2 million for the year ended December 31, 2017 compared to $20.7 million for the year ended December 31, 2016, an increase of $15.5 million.

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

The results for the year ended December 31, 2016 include the results of operations of ColoEast Bankshares, Inc. (“ColoEast”) since the August 1, 2016 acquisition date and were impacted by $1.6 million of pretax transaction and restructuring costs associated with our acquisition of ColoEast and reported as noninterest expense.

Excluding the tax-effected impact of the TCA gain on sale and the various transaction costs incurred during the years ended December 31, 2017 and 2016, we earned adjusted net income of $26.6 million for the year ended December 31, 2017 compared to $21.2 million for the year ended December 31, 2016, an increase of $5.4 million.  The adjusted increase was primarily the result of a $43.3 million increase in net interest income, offset in part by a $4.9 million increase in the provision for loan losses, a $1.2 million decrease in adjusted noninterest income, a $25.3 million increase in adjusted noninterest expense and a $6.7 million increase in adjusted income tax expense. The increased tax expense includes a $3.0 million charge related to the remeasurement of our deferred tax assets and deferred tax liabilities at our new expected effective tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	For the years ended December 31,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and cash equivalents	$124,802	$1,450	1.16%	$107,969	$653	0.60%
Taxable securities	229,181	6,408	2.80%	222,536	4,131	1.86%
Tax-exempt securities	28,984	415	1.43%	14,712	178	1.21%
FHLB stock	12,674	207	1.63%	6,790	73	1.08%
Loans (1)	2,235,481	168,744	7.55%	1,550,039	119,457	7.71%
Total interest earning assets	2,631,122	177,224	6.74%	1,902,046	124,492	6.55%
Noninterest earning assets:
Cash and cash equivalents	39,497			28,138
Other noninterest earning assets	174,297			149,572
Total assets	$2,844,916			$2,079,756
Interest bearing liabilities:
Deposits:
Interest bearing demand	331,023	526	0.16%	269,635	278	0.10%
Individual retirement accounts	100,731	1,221	1.21%	78,979	927	1.17%
Money market	209,229	509	0.24%	156,637	332	0.21%
Savings	175,821	105	0.06%	116,928	63	0.05%
Certificates of deposit	782,384	9,328	1.19%	640,490	7,005	1.09%
Brokered deposits	87,395	1,393	1.59%	52,816	551	1.04%
Total interest bearing deposits	1,686,583	13,082	0.78%	1,315,485	9,156	0.70%
Subordinated notes	48,779	3,344	6.86%	12,373	835	6.75%
Junior subordinated debentures	33,293	1,955	5.87%	28,059	1,427	5.09%
Other borrowings	313,357	3,159	1.01%	186,768	716	0.38%
Total interest bearing liabilities	2,082,012	21,540	1.03%	1,542,685	12,134	0.79%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	408,729			243,349
Other liabilities	14,264			11,306
Total equity	339,911			282,416
Total liabilities and equity	$2,844,916			$2,079,756
Net interest income		$155,684			$112,358
Interest spread (2)			5.71%			5.76%
Net interest margin (3)			5.92%			5.91%

1.	Balance totals include respective nonaccrual assets.
2.	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
3.	Net interest margin is the ratio of net interest income to average interest earning assets.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	For the years ended December 31,
(Dollars in thousands)	2017	2016
Average community banking	$1,437,602	$969,868
Average commercial finance	797,879	580,171
Average total loans	$2,235,481	$1,550,039
Community banking yield	5.71%	5.81%
Commercial finance yield	10.86%	10.88%
Total loan yield	7.55%	7.71%

We earned net interest income of $155.7 million for the year ended December 31, 2017 compared to $112.4 million for the year ended December 31, 2016, an increase of $43.3 million or 38.5%, primarily driven by the following factors.

Interest income increased $52.7 million, or 42.4%, as a result of an increase in average interest earning assets of $729.1 million, or 38.3%. The increase in interest earning assets was impacted by the $95.8 million of loans acquired in the Acquired Branches acquisition on October 6, 2017, which were outstanding for almost three full months during the year ended December 31, 2017. To a lesser extent, the increase in interest earning assets was impacted by the $171.2 million of loans and the $97.7 million of investment securities acquired in the Valley acquisition on December 9, 2017, which were outstanding for approximately 3 weeks during the year ended December 31, 2017.  The remaining increase primarily resulted from organic growth in our loan portfolio.  The average balance of our higher yielding commercial finance loans increased $217.7 million, or 37.5%, from $580.2 million for the year ended December 31, 2016 to $797.9 million for the year ended December 31, 2017 as a result of the continued execution of our growth strategy for such products. Additionally, our average mortgage warehouse lending balance was $152.9 million for the year ended December 31, 2017 compared to $107.4 million for the year ended December 31, 2016. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period.

A component of interest income consists of discount accretion on acquired loan portfolios.  We recognized discount accretion on purchased loans of $7.1 million and $7.4 million for the years ended December 31, 2017 and 2016, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines.

Interest expense increased $9.4 million, or 77.5%, as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $371.1 million, or 28.2%, primarily due to $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund growth in our mortgage warehouse lending.  Finally, we issued $50.0 million of subordinated notes on September 30, 2016 at an initial fixed rate of 6.5% and a full year impact of this issuance is reflected in the average balance for the year ended December 31, 2017.

Net interest margin increased to 5.92% for the year ended December 31, 2017 from 5.91% for the year ended December 31, 2016, an increase of 1 basis point, or 0.2%.

The increase in our net interest margin primarily resulted from an increase in yields on our interest earning assets.  Our average yield on interest earning assets increased 19 basis points to 6.74% for the year ended December 31, 2017 from 6.55% for the year ended December 31, 2016. The increase is primarily attributable to increased average yields on cash and cash equivalents, tax-exempt securities, and FHLB & FRB stock due to increases in the underlying interest rates of these instruments throughout the year ended December 31, 2017. Additionally, we experienced an increase in average yield on our taxable securities due to increases in the underlying interest rates over the same period as well as accelerated interest recognition due to early calls of certain taxable securities acquired at a discount to par during the year ended December 31, 2017. These increases in average yields on our interest earning assets were offset by a decrease in average yield on our loan portfolio of 16 basis points, or 2.1%, due to a change in the mix within our loan portfolio period over period. Our higher yielding average commercial finance products as a percentage of the average total loan portfolio decreased from 37.4% for the year ended December 31, 2016 to 35.7% for the year ended December 31, 2017 and, average factored receivables as a percentage of the total commercial finance portfolio decreased from 36.5% for the year ended December 31, 2016 to 36.3% for the year ended December 31, 2017.

Also impacting our net interest margin was an increase in our average cost of interest bearing liabilities of 24 basis points. This increase was caused by the use of higher rate certificates of deposit to fund our loan growth, higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the economy, and most significantly, a full year effect of our issuance of $50.0 million of subordinated notes on September 30, 2016 at an initial fixed rate of 6.5%.  The lower cost customer deposits assumed in the Acquired Branches and Valley acquisitions partially offset these increases.

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

	Years ended December 31,
	2017 Compared to 2016
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$601	$196	$797
Taxable securities	2,091	186	2,277
Tax-exempt securities	33	204	237
FHLB stock	38	96	134
Loans	(2,453)	51,740	49,287
Total interest income	310	52,422	52,732
Interest bearing liabilities:
Interest bearing demand	150	98	248
Individual retirement accounts	30	264	294
Money market	49	128	177
Savings	7	35	42
Certificates of deposit	631	1,692	2,323
Brokered deposits	291	551	842
Total interest bearing deposits	1,158	2,768	3,926
Subordinated notes	13	2,496	2,509
Junior subordinated debentures	221	307	528
Other borrowings	1,167	1,276	2,443
Total interest expense	2,559	6,847	9,406
Change in net interest income	$(2,249)	$45,575	$43,326

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

Our provision for loan losses was $11.6 million for the year ended December 31, 2017 compared to $6.7 million for the year ended December 31, 2016, an increase of $4.9 million, or 73.1%.

The increased provision for loan losses was the result of an increase in loan charge-offs during 2017.  We experienced higher net charge-offs of $6.2 million in the year ended December 31, 2017 compared to net charge-offs of $3.9 million for 2016, an increase of $2.3 million.

The increased provision for loan losses was also the result of a higher loan portfolio growth rate period over period in our factored receivables, which generally require higher levels of ALLL.  Our factored receivable balances increased by $136.2 million during the year ended December 31, 2017 compared to an increase of $23.1 million during the year ended December 31, 2016.  In addition, during the year ended December 31, 2017, excluding the $267.0 million acquired Acquired Branches and Valley loan portfolios, outstanding loans held for investment increased $516.2 million from December 31, 2016.  During the year ended December 31, 2016, excluding the $460.8 million acquired ColoEast portfolio, outstanding loans held for investment increased $275.0 million from December 31, 2015.  The larger increase in outstanding loan balances within the year ended December 31, 2017 results in a higher provision for loan losses compared to the year ended December 31, 2016.

Noninterest Income

The following table presents the major categories of noninterest income:

	Year ended December 31,		2017 Compared to 2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Service charges on deposits	$4,181	$3,447	$734	21.3%
Card income	3,822	2,732	1,090	39.9%
Net OREO gains (losses) and valuation adjustments	(850)	(1,427)	577	40.4%
Net gains (losses) on sale of securities	35	(56)	91	162.5%
Fee income	2,503	2,240	263	11.7%
Insurance commissions	2,981	1,295	1,686	130.2%
Gain on sale of subsidiary or division	20,860	—	20,860	100.0%
Asset management fees	1,717	6,574	(4,857)	(73.9%)
CLO warehouse investment income	2,226	3,184	(958)	(30.1%)
Other	3,181	2,967	214	7.2%
Total noninterest income	$40,656	$20,956	$19,700	94.0%

Noninterest income increased $19.7 million, or 94.0%. Our results for 2017 were impacted by a gain of $20.9 million associated with the sale of Triumph Capital Advisors. Excluding the gain on sale of subsidiary in 2017, we earned noninterest income of $19.8 million for the year ended December 31, 2017, resulting in an adjusted decrease in noninterest income of $1.2 million, or 5.5% period over period.  Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient fund fees, increased $0.7 million, or 21.3%, primarily due to additional service charges associated with higher customer deposits resulting from a full-year impact of the ColoEast acquisition, which occurred on August 1, 2016, as well as additional service charges associated with customer deposits from the Acquired Branches and Valley acquisitions, which occurred on October 6, 2017 and December 9, 2017, respectively.

•

Card Income.  Debit and credit card income increased $1.1 million, or 39.9%, primarily due to additional card fees associated with the increase in customer accounts due to a full-year impact of the ColoEast acquisition as well as additional card fees associated with the increase in customer accounts due to the Acquired Branches and Valley.

•

Net OREO Gains (Losses) and Valuation Adjustments.  Net OREO gains (losses) and valuation adjustments represents gains on loans transferred to OREO with a fair value in excess of the foreclosed loans’ carrying value, gains and losses on the sale of OREO, and valuation allowances recorded due to subsequent write-downs of OREO.  The net loss of $0.9 million for year ended December 31, 2017 was primarily due to a $1.1 million loss on one large property sold during the year.

•

Insurance Commissions.  Insurance commissions represent income earned by the Company for binding commercial insurance policies with various individuals and companies (usually in the transportation industry) on behalf of various insurance companies. Insurance commissions increased $1.7 million, or 130.2%, primarily due to an increase in customers resulting in an increase in sales volume during the year ended December 31, 2017.

•

Asset Management Fees.  Asset management fees earned by Triumph Capital Advisors (“TCA”) decreased $4.9 million, or 73.9%, as a result of the sale of our 100% membership interest in TCA on March 31, 2017. For the year ended December 31, 2017, asset management fees were only earned for the first three months of the year.

•	CLO Warehouse Investment Income. Income from our CLO warehouse investments decreased $1.0 million, or 30.1%, due to decreased investments in the CLO warehouse entities during the period.

Noninterest Expense

The following table presents the major categories of noninterest expense:

	Year ended December 31,		2017 Compared to 2016
(Dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$72,696	$54,531	$18,165	33.3%
Occupancy, furniture and equipment	9,833	7,301	2,532	34.7%
FDIC insurance and other regulatory assessments	1,201	913	288	31.5%
Professional fees	7,192	5,529	1,663	30.1%
Amortization of intangible assets	5,201	3,782	1,419	37.5%
Advertising and promotion	3,226	2,716	510	18.8%
Communications and technology	8,843	6,491	2,352	36.2%
Travel and entertainment	2,661	2,364	297	12.6%
Other	12,761	9,485	3,276	34.5%
Total noninterest expense	$123,614	$93,112	$30,502	32.8%

Noninterest expense increased $30.5 million, or 32.8%. Noninterest expense for the year ended December 31, 2017 was impacted by total transaction costs incurred in the amount of $2.0 million associated with the acquisitions of ColoEast in August 2016, the Acquired Branches in October 2017 and Valley in December 2017. The results for the year ended December 31, 2017 were also impacted by an incremental $4.8 million of bonus expense paid to team members to recognize their contribution to the transaction and building the value realized in the sale of TCA. The results for the year ended December 31, 2016 were impacted by the transaction costs incurred in the amount of $1.6 million associated with the acquisition of ColoEast in August 2016.

Excluding transaction related costs associated with our acquisitions and divestitures, adjusted noninterest expense totaled $116.8 million for the year ended December 31, 2017 and $91.5 million for the year ended December 31, 2016, an adjusted increase of $25.3 million, or 27.7%. Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $18.2 million, or 33.3%. We experienced an increase in the total size of our workforce between these periods as our average full-time equivalent employees were 726.0 and 583.3 for the years ended December 31, 2017 and 2016, respectively.  Sources of this increased headcount were primarily employees added through our acquisitions.  In addition, employees were hired to support growth in our commercial finance product lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Results for the year ended December 31, 2017 were further impacted by $0.3 million of severance costs incurred as part of Acquired Branches and Valley restructuring activities during the year ended December 31, 2017 and the accrual of an incremental $4.8 million bonus expense for the amount paid to team members to recognize their contribution to the sale of TCA. Results for the year ended December 31, 2016 were impacted by $0.4 million of severance costs incurred as part of ColoEast restructuring activities.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $2.5 million, or 34.7%, primarily due to expenses associated with the assets and facilities added through acquisition activities.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, increased $1.7 million, or 30.1%, primarily due to $1.2 million of professional fees incurred in the year ended December 31, 2017 associated with the acquisitions of the Acquired Branches and Valley and the sale of TCA compared to $1.0 million of professional fees incurred in the year ended December 31, 2016 associated with the ColoEast acquisition.  The remaining increase is comprised of insignificant increases in the remaining components of professional fees primarily resulting from the growth of the Company.

•

Amortization of Intangibles. Amortization of intangible assets increased $1.4 million, or 37.5%, primarily due to a $1.3 million impairment charge on core deposit intangible assets associated with acquired public deposits that management decided to no longer hold. The results for the year ended December 31, 2017 also include amortization of acquired core deposit intangible assets associated with the acquisitions of the Acquired Branches and Valley during 2017.

•

Communications and Technology. Communications and technology expenses increased $2.4 million, or 36.2%, primarily due to the communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies. Communications and technology expenses also include contract termination fees associated with systems acquired from ColoEast, the Acquired Branches and Valley that will no longer be utilized by our integrated organization.

•

Other. Other noninterest expense increased $3.3 million, or 34.5%. Increases experienced in other noninterest expense items in the year ended December 31, 2017 versus the year ended December 31, 2016 are generally attributable to our recent acquisitions as well as the impact of continued growth of our business and workforce and include increases in loan-related expenses, training and recruiting, postage, insurance, business travel, and subscription expenses.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense increased $12.1 million, or 94.5%, from $12.8 million for the year ended December 31, 2016 to $24.9 million for the year ended December 31, 2017. During the year ended December 31, 2017, the effective tax rate was 40.7% compared to 38.2% for the year ended December 31, 2016. The higher effective tax rate for the year ended December 31, 2017 reflects an income tax charge of $3.0 million related to the remeasurement of our deferred tax assets and deferred tax liabilities at the new expected effective tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017. Absent enactment of the Act, our effective tax rate for the year ended December 31, 2017 would have been 35.8%. For further information, see Note 12 – Income Taxes in the accompanying notes to the consolidated financial statements included elsewhere in this report.

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

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are the same as those described in Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report. Transactions between segments consist primarily of borrowed funds.  Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination. Noninterest income and expense directly attributable to a segment are assigned accordingly. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Year Ended December 31, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$130,480	$45,346	1,398	$177,224
Intersegment interest allocations	8,023	(8,023)	—	—
Total interest expense	16,240	—	5,300	21,540
Net interest income (expense)	122,263	37,323	(3,902)	155,684
Provision for loan losses	9,310	2,227	91	11,628
Net interest income (expense) after provision	112,953	35,096	(3,993)	144,056
Gain on sale of subsidiary or division	—	—	20,860	20,860
Other noninterest income	14,336	2,737	2,723	19,796
Noninterest expense	90,632	22,641	10,341	123,614
Operating income (loss)	$36,657	$15,192	$9,249	$61,098

(Dollars in thousands)
Year Ended December 31, 2016	Banking	Factoring	Corporate	Consolidated
Total interest income	$90,823	$32,824	$845	$124,492
Intersegment interest allocations	4,583	(4,583)	—	—
Total interest expense	9,872	—	2,262	12,134
Net interest income (expense)	85,534	28,241	(1,417)	112,358
Provision for loan losses	6,239	454	—	6,693
Net interest income (expense) after provision	79,295	27,787	(1,417)	105,665
Noninterest income	9,077	2,256	9,623	20,956
Noninterest expense	65,795	19,551	7,766	93,112
Operating income (loss)	$22,577	$10,492	$440	$33,509

Banking

(Dollars in thousands)	Years Ended December 31,		2017 Compared to 2016
Banking	2017	2016	$ Change	% Change
Total interest income	$130,480	$90,823	$39,657	43.7%
Intersegment interest allocations	8,023	4,583	3,440	75.1%
Total interest expense	16,240	9,872	6,368	64.5%
Net interest income (expense)	122,263	85,534	36,729	42.9%
Provision for loan losses	9,310	6,239	3,071	49.2%
Net interest income (expense) after provision	112,953	79,295	33,658	42.4%
Noninterest income	14,336	9,077	5,259	57.9%
Noninterest expense	90,632	65,795	24,837	37.7%
Operating income (loss)	$36,657	$22,577	$14,080	62.4%

Our Banking segment’s operating income increased $14.1 million, or 62.4%.

Interest income increased primarily as a result of increases in the average balances of our interest earning assets, primarily loans, which was attributable to the continued growth of our community banking and commercial finance products, including equipment loans, asset-based loans, and premium finance loans.  During the year ended December 31, 2017, we acquired $267.0 million of loans and $97.7 million of investment securities in our Banking segment as part of the Acquired Branches and Valley acquisitions.  Average loans in our Banking segment increased 45.2% from $1.483 billion for the year ended December 31, 2016 to $2.154 billion for the year ended December 31, 2017.

Interest expense increased primarily as a result of growth in average customer deposits and other borrowings due to $454.1 million of customer deposits assumed in the Valley and Acquired Branches acquisitions as well as a full-year impact of $653.0 million of customer deposits assumed in the ColoEast acquisition. Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund our growth.

The increase in the provision for loan losses in the year ended December 31, 2017 was primarily due to an increase in recorded net specific reserves and net charge-offs during 2017.  We recorded net specific reserves of $1.8 million and net charge-offs of $4.6 million at our Banking segment during the year ended December 31, 2017 both of which were period over period increases compared to net specific reserves of $1.7 million and net charge-offs of $3.1 million recorded during the year ended December 31, 2016.  The increase in the provision for loan losses was also driven by increased organic loan growth in our banking segment during the year ended December 31, 2017 compared to the loan growth during the year ended December 31, 2016.  During the year ended December 31, 2017 outstanding loans in our Banking segment, excluding the acquired portfolios, increased $555.6 million from December 31, 2016.  During the year ended December 31, 2016 outstanding loans in our Banking segment, excluding acquired portfolios, increased $277.7 million from December 31, 2015.    The higher increase in outstanding balances within the year ended December 31, 2017 contributes to an increased provision for loan losses compared to the year ended December 31, 2016.

Noninterest income increased primarily due to increases in customer-related fees such as service charges on deposits and debit and credit card fees, which was primarily a result of a full-year impact of the ColoEast acquisition as well as the Acquired Branches and Valley acquisitions. Additionally, insurance commissions increased from $1.3 million for the year ended December 31, 2016 to $3.0 million for the year ended December 31, 2017 due to an increase in customers which resulted in increased sales.

Noninterest expense increased due to increased operating expenses in personnel, facilities and infrastructure to support the continued growth in our asset-based lending and equipment lending, including communications and technology expense associated with the recent investments we have made in our communications and technology infrastructure to further our movement toward a single operating platform, which positions us for future acquisitions and greater operating efficiencies.  This includes incremental costs associated with the growth in our Banking segment personnel and infrastructure as a result of our acquisitions.   In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.

Factoring

(Dollars in thousands)	Years Ended December 31,		2017 Compared to 2016
Factoring	2017	2016	$ Change	% Change
Total interest income	$45,346	$32,824	$12,522	38.1%
Intersegment interest allocations	(8,023)	(4,583)	(3,440)	75.1%
Total interest expense	—	—	—	—
Net interest income (expense)	37,323	28,241	9,082	32.2%
Provision for loan losses	2,227	454	1,773	390.5%
Net interest income (expense) after provision	35,096	27,787	7,309	26.3%
Noninterest income	2,737	2,256	481	21.3%
Noninterest expense	22,641	19,551	3,090	15.8%
Operating income (loss)	$15,192	$10,492	$4,700	44.8%

	As of and for the Year Ended December 31,
	2017	2016
Factored receivable period end balance	$346,293,000	$212,784,000
Yield on average receivable balance	17.05%	17.74%
Rolling twelve quarter annual charge-off rate	0.41%	0.32%
Factored receivables - transportation concentration	84%	85%

Interest income, including fees	$45,346,000	$32,824,000
Noninterest income	2,737,000	2,256,000
Factored receivable total revenue	48,083,000	35,080,000
Average net funds employed	243,583,000	168,358,000
Yield on average net funds employed	19.74%	20.84%

Accounts receivable purchased	$2,765,678,000	$1,827,791,000
Number of invoices purchased	1,810,345	1,401,123
Average invoice size	$1,516	$1,303

Net new clients	716	330

Our Factoring segment’s operating income increased $4.7 million, or 44.8%.

Our average invoice size increased 16.3% from $1,303 for the year ended December 31, 2016 to $1,516 for the year ended December 31, 2017, and the number of invoices purchased increased 29.2% period over period.

Net interest income increased $9.1 million, or 32.2%, due to a 51.3% increase in accounts receivable purchased during the year ended December 31, 2017 compared to the year ended December 31, 2016. Accounts receivable purchases are a function of the total number of invoices purchased and the average invoice price. For the year ended December 31, 2017, invoices purchased increased by 29.2% and average invoice price increased by 16.3%. The increase in accounts receivable purchased was the result of organic growth in our factored receivables operations and the resulting factored receivables portfolio.

The increase in the provision for loan losses was the result of higher growth in the ending balance of the factored receivables portfolio during the year ended December 31, 2017 compared to the same period in 2016. The ending balance of the factored receivables portfolio at our Factoring segment grew $133.5 million during the year ended December 31, 2017 compared to ending balance growth of $26.3 million during the prior year. The higher increase in factored receivable balances within the year ended December 31, 2017 contributes to a higher provision for loan losses compared to the year ended December 31, 2016.

The increase in noninterest expense was driven primarily by increased personnel, operating, and technology costs incurred as a result of growth in our factoring operations and the resulting factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period. The increase in noninterest income was also the result of continued growth in the client portfolio.

Corporate

(Dollars in thousands)	Years Ended December 31,		2017 Compared to 2016
Corporate	2017	2016	$ Change	% Change
Total interest income	$1,398	$845	$553	65.4%
Intersegment interest allocations	—	—	—	—
Total interest expense	5,300	2,262	3,038	134.3%
Net interest income (expense)	(3,902)	(1,417)	(2,485)	175.4%
Provision for loan losses	91	—	91	100.0%
Net interest income (expense) after provision	(3,993)	(1,417)	(2,576)	181.8%
Gain on sale of subsidiary or division	20,860	—	20,860	100.0%
Other noninterest income	2,723	9,623	(6,900)	(71.7%)
Noninterest expense	10,341	7,766	2,575	33.2%
Operating income (loss)	$9,249	$440	$8,809	2002.0%

The Corporate segment’s operating income increased primarily due to the net impact of the TCA sale transaction recorded during the year ended December 31, 2017.  As TCA was a wholly owned subsidiary of our parent company, the $20.9 million gain on sale of TCA was reported as noninterest income and the $5.1 million of bonus expense and transaction related costs associated with the TCA sale were reported as noninterest expense in the Corporate segment.  Excluding the impact of the TCA sale, the Corporate segment reported an adjusted operating loss of $6.6 million for the year ended December 31, 2017 compared to operating income of $0.4 million for year ended December 31, 2016. This variance in adjusted operating results reflects an increase in interest expense due to a full year of interest expense in 2017 related to the subordinated notes issued on September 30, 2016. It also reflects a decrease in other noninterest income primarily due to decreased earnings associated with the Corporate segment’s equity investments in CLO warehouse entities and asset management activities.
Financial Condition

Assets

Total assets were $4.560 billion at December 31, 2018, compared to $3.499 billion at December 31, 2017, an increase of $1.061 billion, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $3.609 billion at December 31, 2018, compared with $2.811 billion at December 31, 2017.

As part of the ICC acquisition on June 2, 2018, we acquired factored receivables with a fair value of $131.0 million. As part of the FBD and SCC acquisitions effective September 8, 2018, we acquired loans with a fair value of $287.8 million. The following table provides the acquired loans by loan portfolio category as of the respective acquisition dates:

	Acquisition Date Fair Value
(Dollars in thousands)	ICC	FBD	SCC	Total
Commercial real estate	$—	$141,787	$12,094	$153,881
Construction, land development, land	—	17,030	5,229	22,259
1-4 family residential properties	—	59,303	10,180	69,483
Farmland	—	5,709	1,207	6,916
Commercial	—	27,145	2,121	29,266
Factored receivables	131,017	—	—	131,017
Consumer	—	5,410	623	6,033
Mortgage warehouse	—	—	—	—
	$131,017	$256,384	$31,454	$418,855

The following table shows the recorded investment of our loans by portfolio categories as of the dates indicated:

	December 31, 2018		December 31, 2017
(Dollars in thousands)		% of Total		% of Total	$ Change	% Change
Commercial real estate	$992,080	27%	$745,893	27%	$246,187	33.0%
Construction, land development, land	179,591	5%	134,812	5%	44,779	33.2%
1-4 family residential properties	190,185	5%	125,827	4%	64,358	51.1%
Farmland	170,540	5%	180,141	6%	(9,601)	(5.3%)
Commercial	1,114,971	31%	920,812	33%	194,159	21.1%
Factored receivables	617,791	17%	374,410	13%	243,381	65.0%
Consumer	29,822	1%	31,131	1%	(1,309)	(4.2%)
Mortgage warehouse	313,664	9%	297,830	11%	15,834	5.3%
Total loans	$3,608,644	100%	$2,810,856	100%	$797,788	28.4%

	December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)		% of Total		% of Total		% of Total
Commercial real estate	$442,237	22%	$291,819	23%	$249,164	25%
Construction, land development, land	109,812	5%	43,876	3%	42,914	4%
1-4 family residential properties	104,974	5%	78,244	6%	78,738	8%
Farmland	141,615	7%	33,573	3%	22,496	2%
Commercial	778,643	39%	495,356	38%	364,567	37%
Factored receivables	238,198	12%	215,088	17%	180,910	18%
Consumer	29,764	1%	13,050	1%	11,941	1%
Mortgage warehouse	182,381	9%	120,879	9%	55,148	5%
Total loans	$2,027,624	100%	$1,291,885	100%	$1,005,878	100%

Commercial Real Estate Loans. Our commercial real estate loans increased $246.2 million, or 33.0%, due primarily to $153.9 million of commercial real estate loans acquired from FBD and SCC. The remaining increase is a result of organic loan growth. We continue to allocate internal resources to focus on and source additional commercial real estate opportunities on a nationwide basis.

Construction and Development Loans. Our construction and development loans increased $44.8 million, or 33.2%, due primarily to new loan origination activity during 2018 and $22.3 million of construction and development loans acquired from FBD and SCC.

Residential Real Estate Loans. Our one-to-four family residential loans increased $64.4 million, or 51.1%, due primarily to $69.5 million of residential real estate loans acquired from FBD and SCC partially offset by paydowns during 2018.

Farmland Loans. Our farmland loans decreased $9.6 million, or 5.3%, due to paydowns that outpaced new loan origination activity for the period. The decrease was partially offset by $6.9 million of farmland loans acquired from FBD and SCC.

Commercial Loans. Our commercial loans held for investment increased $194.2 million, or 21.1%, primarily due to growth in equipment finance loans, premium finance loans and to a lesser extent, asset based loans as we continue to execute on our growth strategy for such products. In addition, our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $72.6 million, or 27.8%, as a result of organic growth and $29.3 million of commercial loans acquired from FBD and SCC.

The following table shows our commercial loans:

(Dollars in thousands)	December 31, 2018	December 31, 2017	$ Change	% Change
Commercial
Equipment	$352,037	$254,119	$97,918	38.5%
Asset-based lending (general)	214,110	213,471	639	0.3%
Premium finance	72,302	55,520	16,782	30.2%
Agriculture	142,881	136,649	6,232	4.6%
Other commercial lending	333,641	261,053	72,588	27.8%
Total commercial loans	$1,114,971	$920,812	$194,159	21.1%

Factored Receivables. Our factored receivables increased $243.4 million, or 65.0%, primarily due to the ICC acquisition which has allowed us to increase the size of our factored receivables operations. We continue to execute on our growth strategy for this product at Triumph Business Capital, our factoring subsidiary, as well as through growth in factored receivables purchased under our Triumph Commercial Finance brand.

Consumer Loans. Our consumer loans decreased $1.3 million, or 4.2%, due primarily to paydowns in excess of new loan origination activity during the period offset by $6.0 million of consumer loans acquired from FBD and SCC.

Mortgage Warehouse. Our mortgage warehouse facilities increased $15.8 million, or 5.3%, due to higher utilization of our clients’ mortgage warehouse facilities during the period.  Client utilization of mortgage warehouse facilities can experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $242.9 million for the year ended December 31, 2018 compared to $152.9 million for the year ended December 31, 2017.

The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	December 31, 2018
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$123,852	$608,893	$259,335	$992,080
Construction, land development, land	68,870	62,657	48,064	179,591
1-4 family residential properties	16,390	48,400	125,395	190,185
Farmland	15,064	63,257	92,219	170,540
Commercial	421,805	619,895	73,271	1,114,971
Factored receivables	617,791	—	—	617,791
Consumer	4,146	14,251	11,425	29,822
Mortgage warehouse	313,664	—	—	313,664
	$1,581,582	$1,417,353	$609,709	$3,608,644

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$937,742	$169,440
Floating interest rates		479,611	440,269
Total		$1,417,353	$609,709

As of December 31, 2018, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (24%), Colorado (27%), Illinois (15%), and Iowa (7%) make up 73% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states.  At December 31, 2017, the states of Texas (24%), Colorado (26%), Illinois (17%) and Iowa (7%) made up 74% of the Company’s gross loans, excluding factored receivables.

Further, a majority (79%) of our factored receivables, representing approximately 14% of our total loan portfolio as of December 31, 2018, are receivables purchased from trucking fleets, owner-operators and freight brokers in the transportation industry. Although such concentration may cause our future income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries.  At December 31, 2017, 77% of our factored receivables, representing approximately 10% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators and freight brokers in the transportation industry.

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

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Nonperforming loans:
Commercial real estate	$7,096	$1,012
Construction, land development, land	91	136
1-4 family residential properties	1,672	2,638
Farmland	4,059	4,182
Commercial	17,104	26,592
Factored receivables	2,152	1,454
Consumer	355	384
Mortgage Warehouse	—	—
Purchased credit impaired	3,525	2,333
Total nonperforming loans	36,054	38,731
Other real estate owned, net	2,060	9,191
Other repossessed assets	165	320
Assets held for sale	—	245
Total nonperforming assets	$38,279	$48,487

Nonperforming assets to total assets	0.84%	1.39%
Nonperforming loans to total loans held for investment	1.00%	1.38%
Total past due loans to total loans held for investment	2.41%	2.33%

Nonperforming loans, including nonaccrual PCI loans, decreased $2.7 million, or 6.9%, primarily due to improvement of credit quality within our commercial lending portfolio that reflects a $5.8 million commercial loan that was paid off from the proceeds of the sale of the collateral to a third party buyer. The purchase was financed with a significant equity investment as well as financing from TBK Bank. The decrease in nonperforming commercial loans also reflects a charge-off of $4.8 million on a single nonaccrual asset based lending relationship during the period. The decrease in nonperforming commercial loans was partially offset by the addition of a $5.2 million nonperforming commercial real estate relationship carrying a 90% government guarantee and secured by an assisted living facility. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.

OREO decreased $7.1 million, or 77.6%, primarily due to the sale of OREO properties during 2018 resulting in total proceeds of $8.5 million and an insignificant total gain on sale. The decrease driven by the sale of OREO properties was partially offset by the addition of individually insignificant OREO properties as well as valuation adjustments made throughout the year.

As a result of the above activity, the ratio of nonperforming loans to total loans held for investment decreased to 1.00% at December 31, 2018 compared to 1.38% at December 31, 2017, and our ratio of nonperforming assets to total assets decreased to 0.84% at December 31, 2018 compared to 1.39% at December 31, 2017.

Past due loans to total loans held for investment increased to 2.41% at December 31, 2018 compared to 2.33% at December 31, 2017, primarily due to an increase in factored receivables 30 to 89 days past due.

The following table presents nonperforming and past due loans for the periods indicated:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans	$30,785	$32,149	$38,030	$10,094	$16,027
Factored receivables greater than 90 days past due	2,152	1,454	2,153	1,931	651
Troubled debt restructurings accruing interest	3,117	5,128	5,123	1,330	—
Total nonperforming loans	$36,054	$38,731	$45,306	$13,355	$16,678

Total loans greater than 90 days past due accruing interest	$3,559	$1,664	$3,621	$1,940	$700

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At December 31, 2018, we had $7.5 million in loans of this type which are not included in any of the nonperforming loan categories.  All of the loans identified as potential problem loans at December 31, 2018 were graded as “substandard”.

Analysis of the Allowance for Loan and Lease Losses

The ALLL is a valuation allowance for probable incurred credit losses. Loan losses are charged against the ALLL when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL. Management estimates the ALLL balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the ALLL may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

The following table sets forth the ALLL by category of loan:

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$4,493	27%	0.45%	$3,435	27%	0.46%
Construction, land development, land	1,134	5%	0.63%	883	5%	0.65%
1-4 family residential properties	317	5%	0.17%	293	4%	0.23%
Farmland	535	5%	0.31%	310	6%	0.17%
Commercial	12,865	31%	1.15%	8,150	33%	0.89%
Factored receivables	7,299	17%	1.18%	4,597	13%	1.23%
Consumer	615	1%	2.06%	783	1%	2.52%
Mortgage warehouse	313	9%	0.10%	297	11%	0.10%
Total loans	$27,571	100%	0.76%	$18,748	100%	0.67%

	December 31, 2016			December 31, 2015			December 31, 2014
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$1,813	22%	0.41%	$1,489	23%	0.51%	$533	25%	0.21%
Construction, land development, land	465	5%	0.42%	367	3%	0.84%	333	4%	0.78%
1-4 family residential properties	253	5%	0.24%	274	6%	0.35%	215	8%	0.27%
Farmland	170	7%	0.12%	134	3%	0.40%	19	2%	0.08%
Commercial	8,014	39%	1.03%	5,276	38%	1.07%	4,003	37%	1.10%
Factored receivables	4,088	12%	1.72%	4,509	17%	2.10%	3,462	18%	1.91%
Consumer	420	1%	1.41%	216	1%	1.66%	140	1%	1.17%
Mortgage warehouse	182	9%	0.10%	302	9%	0.25%	138	5%	0.25%
Total loans	$15,405	100%	0.76%	$12,567	100%	0.97%	$8,843	100%	0.88%

The ALLL increased $8.8 million, or 47.1%, which was driven by $7.3 million of net charge-offs (which carried a reserve of $1.7 million at the time of charge-off), $3.7 million of net new specific allowances recorded on impaired loans and growth in the underlying portfolio during the year ended December 31, 2018.

The following table presents the unpaid principal and recorded investment for loans at December 31, 2018. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $19.5 million and (2) net deferred origination and factoring fees totaling $2.6 million. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
December 31, 2018	Investment	Principal	Difference
Commercial real estate	$992,080	$999,887	$(7,807)
Construction, land development, land	179,591	183,664	(4,073)
1-4 family residential properties	190,185	191,852	(1,667)
Farmland	170,540	173,583	(3,043)
Commercial	1,114,971	1,118,028	(3,057)
Factored receivables	617,791	620,103	(2,312)
Consumer	29,822	29,956	(134)
Mortgage warehouse	313,664	313,664	—
	$3,608,644	$3,630,737	$(22,093)

At December 31, 2018 and 2017, we had $58.6 million and $32.5 million, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries, and the effects of those items on our ALLL:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance at beginning of period	$18,748	$15,405	$12,567	$8,843	$3,645
Loans charged-off:
Commercial real estate	(90)	(259)	(5)	(152)	(18)
Construction, land development, land	(59)	(582)	—	—	(100)
1-4 family residential properties	(17)	(31)	(84)	(205)	(409)
Farmland	(200)	—	—	—	—
Commercial	(5,855)	(4,875)	(3,643)	(145)	(13)
Factored receivables	(1,224)	(1,667)	(856)	(540)	(419)
Consumer	(989)	(1,004)	(564)	(347)	(393)
Mortgage warehouse	—	—	—	—	—
Total loans charged-off	$(8,434)	$(8,418)	$(5,152)	$(1,389)	$(1,352)
Recoveries of loans charged-off:
Commercial real estate	$104	$59	$16	$53	$4
Construction, land development, land	17	175	6	—	13
1-4 family residential properties	18	47	85	204	108
Farmland	—	—	—	—	—
Commercial	518	1,329	991	43	219
Factored receivables	69	118	120	79	68
Consumer	364	508	79	205	280
Mortgage warehouse	—	—	—	—	—
Total loans recoveries	$1,090	$2,236	$1,297	$584	$692
Net loans charged-off	$(7,344)	$(6,182)	$(3,855)	$(805)	$(660)
Provision for (reversal of) loan losses:
Commercial real estate	$1,044	$1,822	$313	$1,055	$199
Construction, land development, land	293	825	92	34	310
1-4 family residential properties	23	24	(22)	60	416
Farmland	425	140	36	115	12
Commercial	10,052	5,785	5,390	1,375	2,652
Factored receivables	3,857	2,058	315	1,508	1,971
Consumer	457	859	689	218	204
Mortgage warehouse	16	115	(120)	164	94
Total provision for (reversal of) loan losses	$16,167	$11,628	$6,693	$4,529	$5,858
Allowance transferred to assets held for sale	—	(2,103)	—	—	—
Balance at end of period	$27,571	$18,748	$15,405	$12,567	$8,843

Average total loans held for investment	$3,130,731	$2,235,481	$1,549,788	$1,106,489	$942,144
Net charge-offs to average total loans held for investment	0.23%	0.28%	0.25%	0.07%	0.07%
Allowance to total loans held for investment	0.76%	0.67%	0.76%	0.97%	0.88%

Net loans charged off increased $1.2 million, or 18.8%, primarily due to the aforementioned $4.8 million charge-off on a single asset based lending relationship during the year ended December 31, 2018. This was partially offset by a $2.7 million charge-off of an individual healthcare finance relationship during the year ended December 31, 2017. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.

Assets Held for Sale; Including Loans Held for Sale

On January 19, 2018, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Healthcare Finance (“THF”) and exit the healthcare asset-based lending line of business. The decision to sell THF was made prior to the end of the fourth quarter, and at December 31, 2017, the fair value of the Disposal Group exceeded its carrying amount. As a result of this decision, the carrying amount of the Disposal Group, including loans with a recorded balance of $68.7 million, net of an allowance for loan and lease losses of $2.1 million, was transferred to assets held for sale. Refer to Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report for more information.

At December 31, 2018 we held $2.1 million of loans held for sale consisting entirely of originated residential mortgages. Mortgage loan sales and the resulting gains on such sales were negligible during the year ended December 31, 2018. We did not retain the servicing rights on such sales. At December 31, 2017 we held no originated residential mortgage loans held for sale and there were no sales of originated residential mortgages for the year then ended.

Securities

The following table sets forth the composition of our securities portfolio by type:

	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale securities:
U.S. Government agency obligations	93,500	92,648	110,531	109,890	180,945	180,942
U.S. Treasury notes	1,956	1,932	1,940	1,934	—	—
Mortgage-backed securities, residential	39,971	39,736	33,537	33,663	24,710	24,990
Asset backed securities	10,165	10,145	11,883	11,845	13,031	12,902
State and municipal	118,826	118,451	74,684	74,391	27,339	26,637
Corporate bonds	68,804	68,787	15,271	15,320	27,287	27,390
SBA pooled securities	4,766	4,724	3,535	3,560	156	157
Total available for sale securities	$337,988	$336,423	$251,381	$250,603	$273,468	$273,018

Held to maturity securities:
CLO securities	$8,487	$7,326	$8,557	$7,527	$29,352	$30,821

Equity securities:
Mutual fund		$5,044		$5,006		$2,011

As of December 31, 2018, we held securities classified as available for sale with a fair value of $336.4 million, an increase of $85.8 million from $250.6 million at December 31, 2017. The increase is attributable to the acquisition of $270.7 million of securities available for sale from FBD and SCC. This increase was offset by the sale of $122.7 million of securities during the year ended December 31, 2018 which were primarily made up of municipal securities acquired as part of the FBD, SCC and Valley acquisitions. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of December 31, 2018, we held securities classified as held to maturity with an amortized cost of $8.5 million, a decrease of $0.1 million from $8.6 million at December 31, 2017. These held to maturity securities represent a minority investment in the unrated subordinated notes of CLOs managed by Trinitas Capital Management.

As of December 31, 2018 and 2017, we held equity securities with a fair value of $5.0 million. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility. As a result of our adoption of ASU 2016-01, Financial Instruments, on January 1, 2018, equity securities were reclassified from securities available for sale for all periods presented.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity:

	Maturity as of December 31, 2018
	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$50,781	1.51%	$42,719	1.85%	$—	—	$—	—	$93,500	1.66%
U.S. Treasury notes	—	—	1,956	2.01%	—	—	—	—	1,956	2.01%
Mortgage-backed securities, residential	46	11.60%	3,027	2.05%	5,569	2.29%	31,329	3.16%	39,971	2.97%
Asset backed securities	—	—	2,156	3.07%	5,494	2.76%	2,515	3.82%	10,165	3.09%
State and municipal	39,708	2.13%	36,305	2.46%	33,653	2.04%	9,160	1.75%	118,826	2.18%
Corporate bonds	7,438	3.11%	61,092	3.62%	—	—	274	5.13%	68,804	3.57%
SBA pooled securities	—	—	31	4.70%	53	4.28%	4,682	4.46%	4,766	4.46%
Total securities available for sale	$97,973	1.88%	$147,286	2.76%	$44,769	2.16%	$47,960	3.08%	$337,988	2.47%

Securities held-to-maturity	$—	—	$—	—	$6,648	11.87%	$1,839	11.08%	$8,487	11.70%

Liabilities

Total liabilities were $3.923 billion as of December 31, 2018, compared to $3.107 billion at December 31, 2017, an increase of $816 million, the components of which are discussed below.

Deposits

Our total deposits were $3.450 billion as of December 31, 2018, compared to $2.621 billion as of December 31, 2017, an increase of $829.0 million. This increase was primarily attributable to the addition of $674.7 million of deposits as a result of the FBD and SCC acquisitions. The increase in deposits was also due in part to growth in several of our deposit products offset by an intentional reduction in our reliance on the use of public funds during the period. As of December 31, 2018, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 62% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 38% of total deposits. See Note 9 – Deposits in the accompanying notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of December 31, 2018 and 2017.

The following table summarizes our average deposit balances and weighted average rates:

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Average	Average	% of	Average	Average	% of	Average	Average	% of
(Dollars in thousands)	Balance	Rates	Total	Balance	Rates	Total	Balance	Rates	Total
Interest bearing demand	$451,327	0.23%	16%	$331,023	0.16%	16%	$269,635	0.10%	17%
Individual retirement accounts	108,170	1.25%	4%	100,731	1.21%	5%	78,979	1.17%	5%
Money market	318,927	0.82%	11%	209,229	0.24%	10%	156,637	0.21%	10%
Savings	281,995	0.10%	10%	175,821	0.06%	8%	116,928	0.05%	8%
Certificates of deposit	809,321	1.48%	28%	782,384	1.19%	37%	640,490	1.09%	41%
Brokered deposits	291,776	1.99%	10%	87,395	1.59%	4%	52,816	1.04%	3%
Total interest bearing deposits	2,261,516	1.02%	79%	1,686,583	0.78%	80%	1,315,485	0.70%	84%
Noninterest bearing demand	605,863	—	21%	408,729	—	20%	243,349	—	16%
Total deposits	$2,867,379	0.80%	100%	$2,095,312	0.62%	100%	$1,558,834	0.59%	100%

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of December 31, 2018:

	$100,000 to	Over
(Dollars in thousands)	$250,000	$250,000	Total
Maturity
3 months or less	$77,527	$30,206	$107,733
Over 3 through 6 months	66,311	40,192	106,503
Over 6 through 12 months	148,655	69,122	217,777
Over 12 months	111,745	47,603	159,348
	$404,238	$187,123	$591,361

Other Borrowings

Customer Repurchase Agreements

The following table provides a summary of our customer repurchase agreements as of and for the years ended December 31, 2018, 2017, and 2016:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2018	2017	2016
Amount outstanding at end of the year	$4,485	$11,488	$10,490
Weighted average interest rate at end of the year	0.01%	0.02%	0.02%
Average daily balance during the year	$8,648	$12,906	$11,984
Weighted average interest rate during the year	0.02%	0.02%	0.02%
Maximum month-end balance during the year	$13,844	$21,041	$15,329

Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2018, 2017, and 2016:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2018	2017	2016
Amount outstanding at end of the year	$330,000	$365,000	$230,000
Weighted average interest rate at end of the year	2.52%	1.39%	0.58%
Average daily balance during the year	$345,388	$300,451	$174,784
Weighted average interest rate during the year	1.96%	1.05%	0.41%
Maximum month-end balance during the year	$455,000	$385,000	$291,000

Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans.  Of the FHLB borrowings outstanding as of December 31, 2018, $300.0 million were short term borrowings maturing within one year and $30.0 million were long term borrowings maturing after five years.  As of December 31, 2018 and 2017, we had $516.4 million and $231.2 million, respectively, in unused and available advances from the FHLB. The increase in our total borrowing capacity from December 31, 2017 to December 31, 2018 was primarily the result of the addition of the loan portfolios acquired during the year ended December 31, 2018.

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

Issuance costs related to the Notes totaled $1.3 million, including an underwriting discount of 1.5%, or $0.8 million, and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as a component of interest expense. The carrying value of the Notes totaled $48.9 million at December 31, 2018.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of December 31, 2018:

				Variable	Interest Rate At
(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate	December 31, 2018
National Bancshares Capital Trust II	$15,464	$12,975	September 2033	LIBOR + 3.00%	5.79%
National Bancshares Capital Trust III	17,526	12,576	July 2036	LIBOR + 1.64%	4.08%
ColoEast Capital Trust I	5,155	3,478	September 2035	LIBOR + 1.60%	4.40%
ColoEast Capital Trust II	6,700	4,554	March 2037	LIBOR + 1.79%	4.59%
Valley Bancorp Statutory Trust I	3,093	2,855	September 2032	LIBOR + 3.40%	6.22%
Valley Bancorp Statutory Trust II	3,093	2,645	July 2034	LIBOR + 2.75%	5.54%
	$51,031	$39,083

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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $39.1 million was allowed in the calculation of Tier I capital as of December 31, 2018.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $636.6 million as of December 31, 2018, an increase of $244.9 million from $391.7 million as of December 31, 2017. Stockholders’ equity increased during this period primarily due to $192.1 million of net proceeds from the April 12, 2018 common stock offering previously discussed, and net income for the period of $51.7 million.  Offsetting this increase were dividends paid of $0.6 million on our preferred stock.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2018, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137.5 million, with no amounts advanced against those lines at that time.

Regulatory Capital Requirements

Our capital management consists of providing equity to support our current and future operations. We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s or TBK Bank’s financial statements. For further information regarding our regulatory capital requirements, see Note 17 – Regulatory Matters in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2018. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - December 31, 2018
(Dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Customer repurchase agreements	$4,485	$4,485	$—	$—	$—
FHLB advances	330,000	300,000	—	—	30,000
Junior subordinated debentures	51,031	—	—	—	51,031
Subordinated notes	50,000	—	—	—	50,000
Operating lease agreements	22,304	3,311	6,355	5,749	6,889
Time deposits with stated maturity dates	1,297,066	972,543	291,314	33,209	—
Total contractual obligations	$1,754,886	$1,280,339	$297,669	$38,958	$137,920

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 14 – Off-Balance Sheet Loan Commitments in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for loan and lease losses is its most critical accounting estimate. Our accounting policies are discussed in detail in Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Allowance for Loan and Lease Loss. Management considers the policies related to the allowance for loan and lease losses as the most critical to the financial statement presentation. The total allowance for loan and lease losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan and lease losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s estimate of incurred losses in the loan portfolio at the report date. The allowance for loan and lease losses is comprised of specific reserves assigned to certain impaired loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Refer to “Allowance for Loan and Lease Losses” above and Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan and lease loss.

Adoption of New Accounting Standards

See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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

We manage our exposure to interest rates primarily by structuring our balance sheet in the ordinary course of business. We do not typically enter into derivative contracts for the purpose of managing interest rate risk, but we may elect to do so in the future. Based upon the nature of our operations, we are not subject to material foreign exchange risk. We do not own any trading assets.

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

The following table summarizes simulated change in net interest income versus unchanged rates:

	December 31, 2018		December 31, 2017
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	6.8%	4.7%	4.8%	0.7%
+300 basis points	5.0%	3.4%	3.9%	0.9%
+200 basis points	3.2%	2.2%	2.7%	0.6%
+100 basis points	1.4%	0.9%	1.7%	0.6%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.4%)	(2.1%)	(2.2%)	(2.5%)

The following table presents the change in our economic value of equity, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	December 31, 2018	December 31, 2017
+400 basis points	10.6%	11.9%
+300 basis points	9.8%	10.5%
+200 basis points	8.2%	8.1%
+100 basis points	3.7%	4.9%
Flat rates	0.0%	0.0%
-100 basis points	(5.2%)	(9.6%)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Triumph Bancorp, Inc.

Dallas, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Triumph Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  As permitted, the Company has excluded the operations of The First National Bank of Durango, a subsidiary of First Bancorp of Durango, Inc., acquired during 2018, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe LLP

We have served as the Company's auditor since 2012.

Dallas, Texas

February 12, 2019

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$96,218	$59,114
Interest bearing deposits with other banks	138,721	75,015
Total cash and cash equivalents	234,939	134,129
Securities - equity investments	5,044	5,006
Securities - available for sale	336,423	250,603
Securities - held to maturity, fair value $7,326 and $7,527, respectively	8,487	8,557
Loans held for sale	2,106	—
Loans, net of allowance for loan and lease losses of $27,571 and $18,748, respectively	3,581,073	2,792,108
Assets held for sale	—	71,362
Federal Home Loan Bank stock, at cost	15,943	16,006
Premises and equipment, net	83,392	62,861
Other real estate owned, net	2,060	9,191
Goodwill	158,743	44,126
Intangible assets, net	40,674	19,652
Bank-owned life insurance	40,509	44,364
Deferred tax asset, net	8,438	8,959
Other assets	41,948	32,109
Total assets	$4,559,779	$3,499,033
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$724,527	$564,225
Interest bearing	2,725,822	2,057,123
Total deposits	3,450,349	2,621,348
Customer repurchase agreements	4,485	11,488
Federal Home Loan Bank advances	330,000	365,000
Subordinated notes	48,929	48,828
Junior subordinated debentures	39,083	38,623
Other liabilities	50,326	22,048
Total liabilities	3,923,172	3,107,335
Commitments and contingencies - See Notes 13 and 14
Stockholders' equity - See Note 18
Preferred stock	—	9,658
Common stock	271	209
Additional paid-in-capital	469,341	264,855
Treasury stock, at cost	(2,288)	(1,784)
Retained earnings	170,486	119,356
Accumulated other comprehensive income (loss)	(1,203)	(596)
Total stockholders’ equity	636,607	391,698
Total liabilities and stockholders' equity	$4,559,779	$3,499,033

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

	2018	2017	2016
Interest and dividend income:
Loans, including fees	$160,723	$121,567	$84,244
Factored receivables, including fees	92,103	47,177	35,213
Securities	6,354	6,823	4,309
FHLB stock	507	207	73
Cash deposits	3,289	1,450	653
Total interest income	262,976	177,224	124,492
Interest expense:
Deposits	23,058	13,082	9,156
Subordinated notes	3,351	3,344	835
Junior subordinated debentures	2,741	1,955	1,427
Other borrowings	6,776	3,159	716
Total interest expense	35,926	21,540	12,134
Net interest income	227,050	155,684	112,358
Provision for loan losses	16,167	11,628	6,693
Net interest income after provision for loan losses	210,883	144,056	105,665
Noninterest income:
Service charges on deposits	5,469	4,181	3,447
Card income	6,514	3,822	2,732
Net OREO gains (losses) and valuation adjustments	(514)	(850)	(1,427)
Net gains (losses) on sale of securities	(272)	35	(56)
Fee income	5,150	2,503	2,240
Insurance commissions	3,492	2,981	1,295
Gain on sale of subsidiary or division	1,071	20,860	—
Asset management fees	—	1,717	6,574
Other	2,060	5,407	6,151
Total noninterest income	22,970	40,656	20,956
Noninterest expense:
Salaries and employee benefits	90,212	72,696	54,531
Occupancy, furniture and equipment	14,023	9,833	7,301
FDIC insurance and other regulatory assessments	1,129	1,201	913
Professional fees	8,939	7,192	5,529
Amortization of intangible assets	6,980	5,201	3,782
Advertising and promotion	4,974	3,226	2,716
Communications and technology	18,270	8,843	6,491
Other	22,826	15,422	11,849
Total noninterest expense	167,353	123,614	93,112
Net income before income tax expense	66,500	61,098	33,509
Income tax expense	14,792	24,878	12,809
Net income	51,708	36,220	20,700
Dividends on preferred stock	(578)	(774)	(887)
Net income available to common stockholders	$51,130	$35,446	$19,813
Earnings per common share
Basic	$2.06	$1.85	$1.11
Diluted	$2.03	$1.81	$1.10

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

	2018	2017	2016
Net income	$51,708	$36,220	$20,700
Other comprehensive income:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(1,059)	(298)	(934)
Reclassification of amount realized through sale of securities	272	(35)	56
Tax effect	180	13	325
Total other comprehensive income (loss)	(607)	(320)	(553)
Comprehensive income	$51,101	$35,900	$20,147

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other	Total
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Stockholders'
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2016	$9,746	18,018,200	$181	$194,297	34,523	$(560)	$64,097	$277	$268,038
Issuance of restricted stock awards	—	101,642	1	(1)	—	—	—	—	—
Forfeiture of restricted stock awards	—	(9,820)	—	160	9,820	(160)	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	334	—	—	—	—	334
Stock based compensation	—	—	—	2,367	—	—	—	—	2,367
Purchase of treasury stock	—	(31,775)	—	—	31,775	(654)	—	—	(654)
Series A Preferred dividends	—	—	—	—	—	—	(366)	—	(366)
Series B Preferred dividends	—	—	—	—	—	—	(417)	—	(417)
TARP Preferred Stock assumed in acquisition	10,500	—	—	—	—	—	—	—	10,500
TARP Preferred dividends	—	—	—	—	—	—	(104)	—	(104)
Redemption of TARP Preferred Stock	(10,500)	—	—	—	—	—	—	—	(10,500)
Net income	—	—	—	—	—	—	20,700	—	20,700
Other comprehensive income (loss)	—	—	—	—	—	—	—	(553)	(553)
Balance, December 31, 2016	$9,746	18,078,247	$182	$197,157	76,118	$(1,374)	$83,910	$(276)	$289,345
Issuance of common stock, net of issuance costs	—	2,530,000	25	65,484	—	—	—	—	65,509
Issuance of restricted stock awards	—	45,732	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,801	—	—	—	—	1,801
Forfeiture of restricted stock awards	—	(1,636)	—	44	1,636	(44)	—	—	—
Stock option exercises, net	—	23,059	—	283	—	—	—	—	283
Warrant exercises, net	—	153,134	2	(2)	—	—	—	—	—
Purchase of treasury stock	—	(14,197)	—	—	14,197	(366)	—	—	(366)
Preferred stock converted to common stock	(88)	6,106	—	88	—	—	—	—	—
Series A Preferred dividends	—	—	—	—	—	—	(365)	—	(365)
Series B Preferred dividends	—	—	—	—	—	—	(409)	—	(409)
Net income	—	—	—	—	—	—	36,220	—	36,220
Other comprehensive income (loss)	—	—	—	—	—	—	—	(320)	(320)
Balance, December 31, 2017	$9,658	20,820,445	$209	$264,855	91,951	$(1,784)	$119,356	$(596)	$391,698
Issuance of common stock, net of issuance costs	—	5,405,000	54	191,999	—	—	—	—	192,053
Issuance of restricted stock awards	—	65,001	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	2,735	—	—	—	—	2,735
Forfeiture of restricted stock awards	—	(2,448)	—	106	2,448	(106)	—	—	—
Stock option exercises, net	—	1,366	—	(4)	—	—	—	—	(4)
Purchase of treasury stock	—	(9,664)	—	—	9,664	(398)	—	—	(398)
Preferred stock converted to common stock	(9,658)	670,236	7	9,651	—	—	—	—	—
Series A Preferred dividends	—	—	—	—	—	—	(273)	—	(273)
Series B Preferred dividends	—	—	—	—	—	—	(305)	—	(305)
Net income	—	—	—	—	—	—	51,708	—	51,708
Other comprehensive income (loss)	—	—	—	—	—	—	—	(607)	(607)
Balance, December 31, 2018	$—	26,949,936	$271	$469,341	104,063	$(2,288)	$170,486	$(1,203)	$636,607

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

	2018	2017	2016
Cash flows from operating activities:
Net income	$51,708	$36,220	$20,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,720	4,001	2,817
Net accretion on loans and deposits	(8,296)	(7,071)	(7,482)
Amortization of subordinated notes issuance costs	101	94	23
Amortization of junior subordinated debentures	460	413	325
Net amortization on securities	947	638	2,285
Amortization of intangible assets	6,980	5,201	3,782
Deferred taxes	708	10,164	1,887
Provision for loan losses	16,167	11,628	6,693
Stock based compensation	2,735	1,801	2,367
Origination of loans held for sale	(4,317)	—	(891)
Proceeds from sale of loans originated for sale	3,495	—	2,248
Net (gains) losses on sale of securities	272	(35)	56
Net (gains) losses on loans transferred to loans held for sale	—	80	(154)
Net gains on sale of loans	(46)	—	(16)
Net OREO (gains) losses and valuation adjustments	514	850	1,427
Income from CLO warehouse investments	—	(2,226)	(3,184)
Gain on sale of subsidiary or division	(1,071)	(20,860)	—
(Increase) decrease in other assets	(8,385)	1,515	1,197
Increase (decrease) in other liabilities	6,138	4,860	(3,097)
Net cash provided by (used in) operating activities	73,830	47,273	30,983
Cash flows from investing activities:
Purchases of equity securities	—	(3,000)	(2,000)
Purchases of securities available for sale	(19,875)	(5,042)	(17,942)
Proceeds from sales of securities available for sale	123,016	32,441	34,338
Proceeds from maturities, calls, and pay downs of securities available for sale	78,709	89,443	31,847
Purchases of securities held to maturity	—	(5,092)	(29,117)
Proceeds from maturities, calls, and pay downs of securities held to maturity	1,053	28,216	136
Purchases of loans (shared national credits)	—	—	(995)
Proceeds from sale of loans	9,781	3,834	24,538
Net change in loans	(388,276)	(586,120)	(295,315)
Purchases of premises and equipment, net	(18,776)	(7,953)	(4,325)
Net proceeds from sale of OREO	8,483	5,179	3,320
Proceeds from surrender of BOLI	4,623	—	—
Net cash paid for CLO warehouse investments	—	(10,000)	(25,000)
Net proceeds from CLO warehouse investments	—	30,000	25,500
(Purchases) redemptions of FHLB stock, net	978	(7,261)	(4,062)
Cash paid for acquisitions, net of cash acquired	(141,872)	45,315	(14,479)
Proceeds from sale of subsidiary, net	73,849	10,269	—
Net cash provided by (used in) investing activities	(268,307)	(379,771)	(273,556)
Cash flows from financing activities:
Net increase in deposits	146,954	151,463	114,002
Increase (decrease) in customer repurchase agreements	(7,003)	998	1,173
Increase (decrease) in Federal Home Loan Bank advances	(35,737)	135,000	100,000
Proceeds from issuance of subordinated notes, net	—	—	48,676
Issuance of common stock, net of issuance costs	192,053	65,509	—
Purchase of treasury stock	(398)	(366)	(654)
Dividends on preferred stock	(578)	(774)	(887)
Redemption of TARP preferred stock	—	—	(10,500)
Stock option exercises	(4)	283	—
Net cash provided by (used in) financing activities	295,287	352,113	251,810
Net increase (decrease) in cash and cash equivalents	100,810	19,615	9,237
Cash and cash equivalents at beginning of period	134,129	114,514	105,277
Cash and cash equivalents at end of period	$234,939	$134,129	$114,514

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except per share amounts)

	2018	2017	2016
Supplemental cash flow information:
Interest paid	$31,965	$20,393	$10,453
Income taxes paid, net	$12,839	$12,890	$10,942
Supplemental noncash disclosures:
Loans transferred to OREO	$514	$6,585	$470
Premises transferred to OREO	$1,139	$276	$2,215
Loans transferred to loans held for sale	$9,781	$3,914	$24,384
Consideration received from sale of subsidiary or division	$—	$12,123	$—
Assets transferred to assets held for sale	$—	$71,362	$—

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

See Note 2 – Business Combinations and Divestitures for additional information pertaining to the THF and TCA sales and the impact of the transactions on the Company’s consolidated financial statements.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities

The Company determines the classification of debt securities at the time of purchase.  Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Debt securities not classified as held to maturity or trading are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax.

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

Equity Securities

Equity securities are recorded at fair value, with unrealized gains and losses included in earnings beginning January 1, 2018 after adoption of Accounting Standards Update No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Prior to January 1, 2018, unrealized gains and losses on equity securities were excluded from earnings and reported in other comprehensive income (loss), net of tax. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Premises and Equipment

Land is carried at cost. Depreciable assets are stated at cost less accumulated depreciation. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Buildings and related components are generally depreciated using the straight-line method with useful lives ranging from thirty to forty years. Automobiles are depreciated using the straight-line method with five year useful lives, and the aircraft is depreciated using an accelerated method with a twenty year useful life. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from three to ten years.

Foreclosed Assets

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis. Any write-down in the carrying value of a property at the time of acquisition is charged-off to the allowance for loan and lease losses. After foreclosure, foreclosed assets are carried at the lower of the recorded investment in the asset or the fair value less costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the two-step test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company uses the two-step test. Under the two-step test, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Our annual goodwill impairment test did not identify any goodwill impairment for the years ended December 31, 2018 and 2017.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2018 and 2017 estimated fair value for non-impaired loans and deposits are highly judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Segments

The Company’s reportable segments are comprised of strategic business units primarily based upon industry categories and to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing. Segment determination also considered organizational structure and our segment reporting is consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. Our chief operating decision maker is the Chief Executive Officer of Triumph Bancorp, Inc. We have determined our reportable segments are Banking, Factoring, and Corporate.

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

On March 31, 2017, the Company sold its 100% membership interest in Triumph Capital Advisors, LLC and discontinued fee based asset management services. TCA operations for the years ended December 31, 2017 and 2016 are reflected in the Corporate segment, along with the gain on sale of the Company’s membership interest in TCA.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on debt securities available for sale, net of taxes, which are also recognized as a separate component of equity.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

Compensation cost is recognized for stock based payment awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, a Monte Carlo simulation is utilized to estimate the fair value of performance stock units, and the market price of the Company’s common stock at the date of grant is used for restricted stock awards and restricted stock units. Compensation cost is recognized over the required service period, generally defined as the vesting period. The Company recognizes forfeitures of nonvested awards as they occur.

Earnings Per Common Share

Basic earnings per common share is net income less dividends on preferred stock divided by the weighted average number of common shares outstanding during the period excluding nonvested restricted stock awards. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock warrants, restricted stock, stock options, and preferred shares that are convertible to common shares.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 was effective for the Company on January 1, 2018 and resulted in separate classification of equity securities previously included in available for sale securities on the consolidated balance sheets with changes in the fair value of the equity securities captured in the consolidated statements of income. See Note 3 – Securities for disclosures related to equity securities. Adoption of the standard also resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 15 – Fair Value Disclosures for further information regarding the valuation of these loans.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly Issued, But Not Yet Effective Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The new standard was adopted by the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company has elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. The Company expects that the adoption of ASU 2016-02 will result in the recognition of lease liabilities totaling $21,000,000 to $23,000,000 and the recognition of right-of-use assets totaling $21,000,000 to $23,000,000, which results in a 5- to 7-basis point decrease in the tier 1 capital to risk weighted assets ratio as of the date of adoption. The initial balance sheet gross up upon adoption is primarily related to operating leases of certain real estate properties. The Company has no material leasing arrangements for which it is the lessor of property or equipment. The Company has made an accounting policy election to not apply the recognition requirements in the new standard to short-term leases. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. The Company has also elected to use the practical expedient to make an accounting policy election for leases of certain underlying assets to include both lease and nonlease components as a single component and account for it as a lease. Adoption of ASU 2016-02 is not expected to materially change the Company’s recognition of lease expense in future periods.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics, determining the contractual terms of said financial assets and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. The Company will adopt ASU 2016-13 on January 1, 2020. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018, however, the Company does not currently plan to early adopt the ASU. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow (DCF) method, loss-rate method and roll-rate method. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company currently plans on implementing a DCF method or a loss-rate method to estimate expected credit losses. The Company expects ASU 2016-13 to have a significant impact on the Company’s accounting policies, internal controls over financial reporting and footnote disclosures. The Company has assessed its data and system needs and has begun designing its financial models to estimate expected credit losses in accordance with the standard. Further development, testing and evaluation of said models is required to determine the impact that adoption of this standard will have on the financial condition and results of operations of the Company.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the estimate fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)	FBD	SCC	Total
Assets acquired:
Cash and cash equivalents	$151,973	$14,299	$166,272
Securities	237,183	33,477	270,660
Loans held for sale	1,238	—	1,238
Loans	256,384	31,454	287,838
FHLB stock	786	129	915
Premises and equipment	7,495	840	8,335
Other real estate owned	213	—	213
Intangible assets	11,915	2,154	14,069
Other assets	2,715	403	3,118
	669,902	82,756	752,658
Liabilities assumed:
Deposits	601,194	73,464	674,658
Federal Home Loan Bank advances	737	—	737
Other liabilities	1,313	64	1,377
	603,244	73,528	676,772
Fair value of net assets acquired	66,658	9,228	75,886
Cash consideration transferred	134,667	13,294	147,961
Goodwill	$68,009	$4,066	$72,075

The Company has recognized goodwill of $72,075,000, which was calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in these acquisitions resulted from expected synergies and expansion in the Colorado market and into the New Mexico market. The goodwill will be deducted for tax purposes. The intangible assets recognized in the transactions will be amortized utilizing an accelerated method over their ten year estimated useful lives. The initial accounting for the acquisitions has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.

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

The following table presents unaudited supplemental pro forma information for the years ended December 31, 2018 and 2017 as if the FBD and SCC acquisitions had occurred at the beginning of 2017. The supplemental pro forma information includes adjustments for interest income on loans acquired, depreciation expense on property acquired, amortization of intangibles arising from the transactions, and the related income tax effects. Additionally, because FBD and SCC were Subchapter S corporations before the acquisitions and did not incur any federal income tax liabilities, adjustments have been included to estimate the impact of federal income taxes on FBD and SCC’s net income for the periods presented. The supplemental pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been completed on the assumed date.

	Year Ended December 31, 2018
(Dollars in thousands)	FBD	SCC	Total
Net interest income	$241,322	$228,797	$243,069
Noninterest income	$26,473	$23,412	$26,915
Net income	$52,269	$51,541	$52,102
Basic earnings per common share	$2.00	$2.05	$1.99
Diluted earnings per common share	$1.97	$2.01	$1.96

	Year Ended December 31, 2017
(Dollars in thousands)	FBD	SCC	Total
Net interest income	$176,154	$158,166	$178,636
Noninterest income	$45,570	$41,166	$46,080
Net income	$39,211	$36,475	$39,466
Basic earnings per common share	$1.68	$1.83	$1.66
Diluted earnings per common share	$1.65	$1.79	$1.63

Revenue and earnings of FBD and SCC since the acquisition date have not been disclosed as the acquired companies were merged into the Company and separate financial information is not readily available.

Expenses related to the acquisitions, including professional fees and other transaction costs, totaling $5,871,000 were recorded in noninterest expense in the consolidated statements of income during the year ended December 31, 2018.

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

Consideration paid included contingent consideration with an acquisition date fair value of $20,000,000. The contingent consideration is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price. Final contingent consideration payout will range from $0 to $22,000,000, and the fair value of the associated liability will be remeasured each reporting period with changes in fair value recorded in noninterest income in the consolidated statements of income. The fair value of the contingent consideration was $20,745,000 at December 31, 2018.

Revenue and earnings of ICC since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.

Expenses related to the acquisition, including professional fees and other transaction costs, totaling $1,094,000 were recorded in noninterest expense in the consolidated statements of income during the year ended December 31, 2018.

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
Revenue and earnings of Valley since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available.

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

Revenue and earnings of the acquired branches since the acquisition date have not been disclosed as the branches were merged into the Company and separate financial information is not readily available.

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

In addition, the Company is entitled to receive an annual earn-out payment representing 3% of TCA’s future annual gross revenue, with a total maximum earn-out amount of $2,500,000. The revenue share earn-out was considered contingent consideration which the Company recorded as an asset at its estimated fair value of $1,623,000 on the date of sale. The fair value of the revenue share asset was $1,774,000 at December 31, 2018. The Company received the first cash proceeds of $174,000 from the revenue share during the year ended December 31, 2018.

The Company incurred pre-tax expenses related to the transaction, including professional fees and other direct transaction costs, totaling $400,000 which were netted against the gain on sale of subsidiary in the consolidated statements of income during the year ended December 31, 2017.

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

Revenue and earnings of ColoEast since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available.

Expenses related to the acquisition, including professional fees and other transaction costs, totaling $1,618,000 were recorded in noninterest expense in the consolidated statements of income during the year ended December 31, 2016.

NOTE 3 — SECURITIES

Equity Securities

The Company held equity securities with fair values of $5,044,000 and $5,006,000 at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the Company recognized unrealized gains of $38,000 on the equity securities held at December 31, 2017, which were recorded in noninterest income in the consolidated statements of income. There were no sales of equity securities during the year ended December 31, 2018.

Debt Securities

Debt securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their approximate fair values are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$93,500	$9	$(861)	$92,648
U.S. Treasury notes	1,956	—	(24)	1,932
Mortgage-backed securities, residential	39,971	222	(457)	39,736
Asset backed securities	10,165	11	(31)	10,145
State and municipal	118,826	175	(550)	118,451
Corporate bonds	68,804	150	(167)	68,787
SBA pooled securities	4,766	5	(47)	4,724
Total available for sale securities	$337,988	$572	$(2,137)	$336,423

		Gross	Gross
(Dollars in thousands)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,487	$—	$(1,161)	$7,326

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$110,531	$76	$(717)	$109,890
U.S. Treasury notes	1,940	—	(6)	1,934
Mortgage-backed securities, residential	33,537	306	(180)	33,663
Asset backed securities	11,883	47	(85)	11,845
State and municipal	74,684	150	(443)	74,391
Corporate bonds	15,271	52	(3)	15,320
SBA pooled securities	3,535	27	(2)	3,560
Total available for sale securities	$251,381	$658	$(1,436)	$250,603

		Gross	Gross
(Dollars in thousands)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,557	$—	$(1,030)	$7,527

The amortized cost and estimated fair value of debt securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$97,927	$97,560	$—	$—
Due from one year to five years	142,072	141,574	—	—
Due from five years to ten years	33,653	33,370	6,648	5,713
Due after ten years	9,434	9,314	1,839	1,613
	283,086	281,818	8,487	7,326
Mortgage-backed securities, residential	39,971	39,736	—	—
Asset backed securities	10,165	10,145	—	—
SBA pooled securities	4,766	4,724	—	—
	$337,988	$336,423	$8,487	$7,326

Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

(Dollars in thousands)	2018	2017	2016
Proceeds	$123,016	$32,441	$34,338
Gross gains	5	35	17
Gross losses	(277)	—	(73)

Debt securities with a carrying amount of approximately $80,041,000 and $85,985,000 at December 31, 2018 and 2017, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$17,203	$(83)	$72,471	$(778)	$89,674	$(861)
U.S. Treasury notes	—	—	1,932	(24)	1,932	(24)
Mortgage-backed securities, residential	9,334	(97)	13,910	(360)	23,244	(457)
Asset backed securities	197	(1)	4,970	(30)	5,167	(31)
State and municipal	31,142	(201)	22,478	(349)	53,620	(550)
Corporate bonds	41,874	(166)	149	(1)	42,023	(167)
SBA pooled securities	2,602	(20)	1,451	(27)	4,053	(47)
Total available for sale securities	$102,352	$(568)	$117,361	$(1,569)	$219,713	$(2,137)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$2,861	$(242)	$4,465	$(919)	$7,326	$(1,161)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$47,605	$(166)	$40,053	$(551)	$87,658	$(717)
U.S. Treasury notes	1,934	(6)	—	—	1,934	(6)
Mortgage-backed securities, residential	10,349	(21)	6,200	(159)	16,549	(180)
Asset backed securities	4,898	(85)	—	—	4,898	(85)
State and municipal	32,257	(216)	12,138	(227)	44,395	(443)
Corporate bonds	4,073	(2)	149	(1)	4,222	(3)
SBA pooled securities	1,654	(2)	—	—	1,654	(2)
Total available for sale securities	$102,770	$(498)	$58,540	$(938)	$161,310	$(1,436)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$1,835	$(28)	$5,692	$(1,002)	$7,527	$(1,030)

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

At December 31, 2018, the Company had 344 debt securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2018, management believes the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the recorded investment and unpaid principal for loans at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$992,080	$999,887	$(7,807)	$745,893	$753,803	$(7,910)
Construction, land development, land	179,591	183,664	(4,073)	134,812	138,045	(3,233)
1-4 family residential properties	190,185	191,852	(1,667)	125,827	127,499	(1,672)
Farmland	170,540	173,583	(3,043)	180,141	184,006	(3,865)
Commercial	1,114,971	1,118,028	(3,057)	920,812	924,133	(3,321)
Factored receivables	617,791	620,103	(2,312)	374,410	376,046	(1,636)
Consumer	29,822	29,956	(134)	31,131	31,144	(13)
Mortgage warehouse	313,664	313,664	—	297,830	297,830	—
Total	3,608,644	$3,630,737	$(22,093)	2,810,856	$2,832,506	$(21,650)
Allowance for loan and lease losses	(27,571)			(18,748)
	$3,581,073			$2,792,108

The difference between the recorded investment and unpaid principal balance is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $19,514,000 and $18,706,000 at December 31, 2018 and 2017, respectively, and (2) net deferred origination and factoring fees totaling $2,579,000 and $2,944,000 at December 31, 2018 and 2017, respectively.

As of December 31, 2018, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (24%), Colorado (27%), Illinois (15%), and Iowa (7%), make up 73% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2017, the states of Texas (24%), Colorado (26%), Illinois (17%), and Iowa (7%) made up 74% of the Company’s gross loans, excluding factored receivables.

A majority (79%) of the Company’s factored receivables, representing approximately 14% of the total loan portfolio as of December 31, 2018, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. At December 31, 2017, 77% of our factored receivables, representing approximately 10% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

At December 31, 2018 and 2017, the Company had $58,566,000 and $32,459,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $847,523,000 and $596,230,000 at December 31, 2018 and 2017, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the year ended December 31, 2018, a related party loan with a carrying amount of $9,781,000 was transferred to loans held for sale as the Company made the decision to sell the loan. The loan was subsequently sold at its par value for no gain or loss. See Note 16 – Related Party Transactions for further information regarding the sale of the related party loan. During the year ended December 31, 2017, loans with a carrying amount of $3,914,000 were transferred to loans held for sale as the Company made the decision to sell the loans. These loans were subsequently sold resulting in proceeds of $3,834,000 and a loss on sale of loans of $80,000, which was recorded as other noninterest income in the consolidated statements of income. During the year ended December 31, 2016, loans with a carrying amount of $24,384,000 were transferred to loans held for sale as the Company made the decision to sell the loans. These loans were subsequently sold resulting in proceeds of $24,538,000 and a gain on sale of loans of $154,000, which was recorded as other noninterest income in the consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) is as follows:

(Dollars in thousands)	Beginning				Reclassification	Ending
Year ended December 31, 2018	Balance	Provision	Charge-offs	Recoveries	To Held For Sale	Balance
Commercial real estate	$3,435	$1,044	$(90)	$104	$—	$4,493
Construction, land development, land	883	293	(59)	17	—	1,134
1-4 family residential properties	293	23	(17)	18	—	317
Farmland	310	425	(200)	—	—	535
Commercial	8,150	10,052	(5,855)	518	—	12,865
Factored receivables	4,597	3,857	(1,224)	69	—	7,299
Consumer	783	457	(989)	364	—	615
Mortgage warehouse	297	16	—	—	—	313
	$18,748	$16,167	$(8,434)	$1,090	$—	$27,571

(Dollars in thousands)	Beginning				Reclassification	Ending
Year ended December 31, 2017	Balance	Provision	Charge-offs	Recoveries	To Held For Sale	Balance
Commercial real estate	$1,813	$1,822	$(259)	$59	$—	$3,435
Construction, land development, land	465	825	(582)	175	—	883
1-4 family residential properties	253	24	(31)	47	—	293
Farmland	170	140	—	—	—	310
Commercial	8,014	5,785	(4,875)	1,329	(2,103)	8,150
Factored receivables	4,088	2,058	(1,667)	118	—	4,597
Consumer	420	859	(1,004)	508	—	783
Mortgage warehouse	182	115	—	—	—	297
	$15,405	$11,628	$(8,418)	$2,236	$(2,103)	$18,748

(Dollars in thousands)	Beginning				Reclassification	Ending
Year ended December 31, 2016	Balance	Provision	Charge-offs	Recoveries	To Held For Sale	Balance
Commercial real estate	$1,489	$313	$(5)	$16	$—	$1,813
Construction, land development, land	367	92	—	6	—	465
1-4 family residential properties	274	(22)	(84)	85	—	253
Farmland	134	36	—	—	—	170
Commercial	5,276	5,390	(3,643)	991	—	8,014
Factored receivables	4,509	315	(856)	120	—	4,088
Consumer	216	689	(564)	79	—	420
Mortgage warehouse	302	(120)	—	—	—	182
	$12,567	$6,693	$(5,152)	$1,297	$—	$15,405

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2018	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$7,097	$974,280	$10,703	$992,080	$487	$4,006	$—	$4,493
Construction, land development, land	91	172,709	6,791	179,591	21	1,113	—	1,134
1-4 family residential properties	2,333	186,664	1,188	190,185	125	192	—	317
Farmland	7,424	162,735	381	170,540	72	463	—	535
Commercial	17,153	1,096,813	1,005	1,114,971	1,958	10,903	4	12,865
Factored receivables	6,759	611,032	—	617,791	1,968	5,331	—	7,299
Consumer	355	29,467	—	29,822	22	593	—	615
Mortgage warehouse	—	313,664	—	313,664	—	313	—	313
	$41,212	$3,547,364	$20,068	$3,608,644	$4,653	$22,914	$4	$27,571

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2017	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$1,013	$735,118	$9,762	$745,893	$123	$3,312	$—	$3,435
Construction, land development, land	136	130,732	3,944	134,812	—	883	—	883
1-4 family residential properties	2,638	122,093	1,096	125,827	152	141	—	293
Farmland	3,800	176,232	109	180,141	—	310	—	310
Commercial	26,616	893,509	687	920,812	1,409	6,741	—	8,150
Factored receivables	4,726	369,684	—	374,410	949	3,648	—	4,597
Consumer	384	30,747	—	31,131	80	703	—	783
Mortgage warehouse	—	297,830	—	297,830	—	297	—	297
	$39,313	$2,755,945	$15,598	$2,810,856	$2,713	$16,035	$—	$18,748

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an ALLL and are excluded from these tables.

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2018	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$5,610	$5,614	$487	$1,487	$1,520
Construction, land development, land	91	91	21	—	—
1-4 family residential properties	225	216	125	2,108	2,255
Farmland	914	900	72	6,510	6,979
Commercial	5,235	5,254	1,958	11,918	12,089
Factored receivables	6,759	6,759	1,968	—	—
Consumer	63	57	22	292	296
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$18,968	$18,946	$4,657	$22,315	$23,139

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2017	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$165	$165	$123	$848	$881
Construction, land development, land	—	—	—	136	136
1-4 family residential properties	237	235	152	2,401	2,519
Farmland	—	—	—	3,800	4,071
Commercial	9,194	9,191	1,409	17,422	17,605
Factored receivables	4,726	4,726	949	—	—
Consumer	271	267	80	113	115
Mortgage warehouse	—	—	—	—	—
PCI	—	—	—	—	—
	$14,593	$14,584	$2,713	$24,720	$25,327

The following table presents average impaired loans and interest recognized on impaired loans:

	Years Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Average	Interest	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$4,055	$86	$1,234	$33	$1,090	$46
Construction, land development, land	113	—	249	—	181	4
1-4 family residential properties	2,486	77	1,867	45	857	18
Farmland	5,612	197	2,567	45	667	45
Commercial	21,885	870	29,825	599	20,474	980
Factored receivables	5,742	—	3,951	—	3,299	—
Consumer	369	14	229	9	37	5
Mortgage warehouse	—	—	—	—	—	—
PCI	35	—	262	—	525	—
	$40,297	$1,244	$40,184	$731	$27,130	$1,098

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2018	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$2,625	$397	$7,096	$10,118
Construction, land development, land	1,003	—	91	1,094
1-4 family residential properties	2,103	—	1,588	3,691
Farmland	308	—	4,059	4,367
Commercial	3,728	999	14,071	18,798
Factored receivables	41,135	2,152	—	43,287
Consumer	1,005	11	355	1,371
Mortgage warehouse	—	—	—	—
PCI	788	—	3,525	4,313
	$52,695	$3,559	$30,785	$87,039

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2017	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$1,374	$—	$1,012	$2,386
Construction, land development, land	—	—	136	136
1-4 family residential properties	1,378	62	2,625	4,065
Farmland	250	109	3,412	3,771
Commercial	6,630	39	22,247	28,916
Factored receivables	20,858	1,454	—	22,312
Consumer	947	—	384	1,331
Mortgage warehouse	165	—	—	165
PCI	72	—	2,333	2,405
	$31,674	$1,664	$32,149	$65,487

The following table presents information regarding nonperforming loans:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Nonaccrual loans(1)	$30,785	$32,149
Factored receivables greater than 90 days past due	2,152	1,454
Troubled debt restructurings accruing interest	3,117	5,128
	$36,054	$38,731

(1)Includes troubled debt restructurings of $3,730,000 and $14,009,000 at December 31, 2018 and 2017, respectively.

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

As of December 31, 2018 and 2017 based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
December 31, 2018	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$977,548	$3,829	$—	$10,703	$992,080
Construction, land development, land	172,709	91	—	6,791	179,591
1-4 family residential	187,251	1,746	—	1,188	190,185
Farmland	161,565	8,594	—	381	170,540
Commercial	1,093,759	20,207	—	1,005	1,114,971
Factored receivables	612,577	3,544	1,670	—	617,791
Consumer	29,461	361	—	—	29,822
Mortgage warehouse	313,664	—	—	—	313,664
	$3,548,534	$38,372	$1,670	$20,068	$3,608,644

(Dollars in thousands)
December 31, 2017	Pass	Substandard	Doubtful	PCI	Total
Commercial real estate	$732,175	$3,956	$—	$9,762	$745,893
Construction, land development, land	130,732	136	—	3,944	134,812
1-4 family residential	122,044	2,687	—	1,096	125,827
Farmland	171,017	9,015	—	109	180,141
Commercial	878,957	41,168	—	687	920,812
Factored receivables	370,839	2,325	1,246	—	374,410
Consumer	30,739	392	—	—	31,131
Mortgage warehouse	297,830	—	—	—	297,830
	$2,734,333	$59,679	$1,246	$15,598	$2,810,856

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $6,847,000 and $19,137,000 as of December 31, 2018 and 2017, respectively. The Company had allocated specific allowances for these loans of $286,000 and $535,000 at December 31, 2018 and 2017, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the years ended December 31, 2018, 2017, and 2016. The Company did not grant principal reductions or interest rate concessions on any restructured loans.

	Extended
	Amortization	Payment	Total	Number of
(Dollars in thousands)	Period	Deferrals	Modifications	Loans
December 31, 2018
Commercial real estate	$—	$589	$589	2
1-4 family residential properties	103	—	103	2
Farmland	263	—	263	1
Commercial	875	—	875	10
	$1,241	$589	$1,830	15
December 31, 2017
Commercial	$8,831	$—	$8,831	8

December 31, 2016
Commercial real estate	$809	$—	$809	3
Farmland	793	—	793	1
Commercial	16,612	—	16,612	27
	$18,214	$—	$18,214	31

There were no loans modified as troubled debt restructurings during the years ended December 31, 2018 and 2017 for which there was a payment default during the years then ended. The Company had one borrower relationship with a recorded investment of $2,011,000 at December 31, 2016, comprised of 14 individual commercial loans that were modified as troubled debt restructurings during the year ended December 31, 2016 for which there were payment defaults during the year then ended. The payment defaults did not result in incremental allowance allocations or charge-offs. Default is determined at 90 or more days past due.

Residential Real Estate Loans In Process of Foreclosure

At December 31, 2018, the Company had $926,000 in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

Purchased Credit Impaired Loans

The Company has loans that were acquired for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans receivable are as follows:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Contractually required principal and interest:
Real estate loans	$22,644	$16,360
Commercial loans	4,078	3,501
Outstanding contractually required principal and interest	$26,722	$19,861
Gross carrying amount included in loans receivable	$20,068	$15,598

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in accretable yield in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Accretable yield, beginning balance	$2,793	$4,261	$2,594
Additions	2,997	371	4,124
Accretion	(1,430)	(3,442)	(3,092)
Reclassification from nonaccretable to accretable yield	1,351	2,108	646
Disposals	—	(505)	(11)
Accretable yield, ending balance	$5,711	$2,793	$4,261

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Beginning balance	$9,191	$6,077	$5,177
Acquired through business acquisition	213	2,282	2,962
Loans transferred to OREO	514	6,585	470
Premises transferred to OREO	1,139	276	2,215
Net OREO gains (losses) and valuation adjustments	(514)	(850)	(1,427)
Sales of OREO	(8,483)	(5,179)	(3,320)
Ending balance	$2,060	$9,191	$6,077

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Land	$13,119	$10,534
Buildings	49,132	45,841
Leasehold improvements	13,191	4,928
Automobiles and aircraft	5,821	—
Furniture, fixtures and equipment	18,815	13,015
	100,078	74,318
Accumulated depreciation	(16,686)	(11,457)
	$83,392	$62,861

Depreciation expense was $5,720,000, $4,001,000 and $2,817,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases certain properties and equipment under operating leases. Rent expense was $3,229,000, $2,261,000 and $2,053,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Rent commitments at December 31, 2018, before considering renewal options that generally are present, were as follows:

(Dollars in thousands)
2019	$3,311
2020	3,299
2021	3,056
2022	2,853
2023	2,896
Thereafter	6,889
$22,304

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Goodwill	$158,743	$44,126

	December 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$43,578	$(16,266)	$27,312	$29,511	$(11,335)	$18,176
Other intangible assets	15,700	(2,338)	13,362	1,764	(288)	1,476
	$59,278	$(18,604)	$40,674	$31,275	$(11,623)	$19,652

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in goodwill and intangible assets by operating segment during the year are as follows:

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Total
Beginning balance	$54,910	$8,868	$—	$63,778
Acquired goodwill	72,075	42,975	—	115,050
Acquired intangibles	14,069	13,933	—	28,002
Amortization of intangibles	(5,144)	(1,836)	—	(6,980)
Divestiture of intangibles	(433)	—	—	(433)
Ending balance	$135,477	$63,940	$—	$199,417

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Total
Beginning balance	$36,139	$8,871	$1,521	$46,531
Acquired goodwill	16,340	—	—	16,340
Acquired intangibles	9,478	—	—	9,478
Amortization of intangibles	(5,016)	(3)	(182)	(5,201)
Divestiture of intangibles	—	—	(1,339)	(1,339)
Reclass of goodwill to assets held for sale	(1,024)	—	—	(1,024)
Reclass of intangibles to assets held for sale	(1,007)	—	—	(1,007)
Ending balance	$54,910	$8,868	$—	$63,778

(Dollars in thousands)
December 31, 2016	Banking	Factoring	Corporate	Total
Beginning balance	$17,482	$8,875	$1,497	$27,854
Acquired goodwill	12,842	—	—	12,842
Acquired intangibles	8,818	—	799	9,617
Amortization of intangibles	(3,003)	(4)	(775)	(3,782)
Ending balance	$36,139	$8,871	$1,521	$46,531

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

After performing an impairment test comparing the carrying value of intangible assets to the fair value of intangible assets during the years ended December 31, 2018 and 2016, it was determined that the fair value of the intangible assets exceeded their carrying amount and thus, no intangible asset impairment was recorded. During the year ended December 31, 2017, it was determined that the carrying amount of core deposit intangibles related to public funds assigned to the Banking segment exceeded the fair value of these core deposit intangibles, resulting in an impairment charge of $1,276,000 for the year ended December 31, 2017. The impairment charge was recorded as amortization expense in the consolidated statements of income. The impairment of the core deposit intangibles was a result of the decline in public funds deposit balances caused by the Company’s intentional decision to reduce its reliance on the use of public funds.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, material acquired intangible assets are being amortized utilizing an accelerated method over their estimated useful lives, which range from 8 to 10 years. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2019	$9,131
2020	7,941
2021	6,670
2022	5,422
2023	4,236
Thereafter	7,274
$40,674

NOTE 8 — VARIABLE INTEREST ENTITIES

Collateralized Loan Obligation Funds - Closed

The Company, through its subsidiary Triumph Capital Advisors, acted as the asset manager or provided certain middle and back office staffing and services to the asset manager of various CLO funds. TCA earned asset management fees in accordance with the terms of its asset management or staffing and services agreements associated with the CLO funds. TCA earned asset management fees totaling $1,717,000, and $6,574,000 for the years ended December 31, 2017, and 2016. On March 31, 2017, the Company sold its membership interests in TCA as discussed in Note 2 – Business Combinations and Divestitures. As a result of the TCA sale, as of March 31, 2017 the Company no longer acted as asset manager or staffing and services provider for any CLO funds.

The Company holds investments in the subordinated notes of the following closed CLO funds:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $8,487,000 and $8,557,000 at December 31, 2018 and 2017, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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

Collateralized Loan Obligation Funds – Warehouse Phase

From time to time, the Company may invest in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse phases. The Company’s investments in these CLO funds are repaid when the CLO funds’ warehouse phases are closed and the CLO offerings are issued. The Company’s maximum exposure to loss as a result of its involvement with these CLO funds is limited to the carrying amount of its investments in the subordinated debt of the CLO funds. The Company did not hold any investments in the subordinated debt of CLO funds during their warehouse phase at December 31, 2018 and 2017, or during the year ended December 31, 2018. Income from the Company’s investments in CLO warehouse entities totaled $2,226,000 and $3,184,000 during the years ended December 31, 2017 and 2016, respectively, and is included in other noninterest income within the Company’s consolidated statements of income.

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

NOTE 9 - Deposits

Deposits are summarized as follows:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Noninterest bearing demand	$724,527	$564,225
Interest bearing demand	615,704	403,244
Individual retirement accounts	115,583	108,505
Money market	443,663	283,969
Savings	369,389	235,296
Certificates of deposit	835,127	837,384
Brokered deposits	346,356	188,725
Total deposits	$3,450,349	$2,621,348

At December 31, 2018, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered deposits, are as follows:

(Dollars in thousands)	December 31, 2018
Within one year	$972,543
After one but within two years	245,696
After two but within three years	45,618
After three but within four years	25,330
After four but within five years	7,879
Total	$1,297,066

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $187,123,000 and $158,197,000 at December 31, 2018 and 2017, respectively.

NOTE 10 — BORROWINGS AND BORROWING CAPACITY

Customer Repurchase Agreements

Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Amount outstanding at end of the year	$4,485	$11,488
Weighted average interest rate at end of the year	0.01%	0.02%
Average daily balance during the year	$8,648	$12,906
Weighted average interest rate during the year	0.02%	0.02%
Maximum month-end balance during the year	$13,844	$21,041

Customer repurchase agreements are secured by pledged securities with carrying amounts as follows:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
U.S. Government agency obligations	$5,916	$13,460

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FHLB Advances

FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Fixed Rate		Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
2019	$300,000	2.52%	$—	—
2027	—	—	30,000	2.55%
	$300,000	2.52%	$30,000	2.55%

Information concerning FHLB advances is summarized as follows:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Amount outstanding at end of the year	$330,000	$365,000
Weighted average interest rate at end of the year	2.52%	1.39%
Average daily balance during the year	$345,388	$300,451
Weighted average interest rate during the year	1.96%	1.05%
Maximum month-end balance during the year	$455,000	$385,000

The Company’s unused borrowing capacity with the FHLB is as follows:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Borrowing capacity	$846,427	$596,230
Borrowings outstanding	330,000	365,000
Unused borrowing capacity	$516,427	$231,230

Federal Funds Purchased

The Company had no federal funds purchased at December 31, 2018 or 2017. However, as of December 31, 2018 the Company had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137,500,000.

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

The Notes are included on the consolidated balance sheets as liabilities at their carrying values of $48,929,000 and $48,828,000 at December 31, 2018 and 2017, respectively; however, for regulatory purposes, the carrying value of these obligations were eligible for inclusion in Tier 2 regulatory capital.

Issuance costs related to the Notes totaled $1,324,000, including an underwriting discount of 1.5%, or $750,000, and have been netted against the subordinated notes liability on the balance sheet. The underwriting discount and other debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Junior Subordinated Debentures

The following provides a summary of the Company’s junior subordinated debentures:

				Variable	Interest Rate At
(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate	December 31, 2018
National Bancshares Capital Trust II	$15,464	$12,975	September 2033	LIBOR + 3.00%	5.79%
National Bancshares Capital Trust III	17,526	12,576	July 2036	LIBOR + 1.64%	4.08%
ColoEast Capital Trust I	5,155	3,478	September 2035	LIBOR + 1.60%	4.40%
ColoEast Capital Trust II	6,700	4,554	March 2037	LIBOR + 1.79%	4.59%
Valley Bancorp Statutory Trust I	3,093	2,855	September 2032	LIBOR + 3.40%	6.22%
Valley Bancorp Statutory Trust II	3,093	2,645	July 2034	LIBOR + 2.75%	5.54%
	$51,031	$39,083

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

The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $39,083,000 and $38,623,000 was allowed in the calculation of Tier I regulatory capital as of December 31, 2018 and 2017, respectively.

NOTE 11 — EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a 401(k) benefit plan that allows employee contributions up to the maximum tax-deferred limitations established by the Internal Revenue Code, which are matched by the Company equal to 100% of the first 4% of the compensation contributed. Expense related to the 401(k) matching contributions for the years ended December 31, 2018, 2017 and 2016 was $1,838,000, $1,468,000 and $1,179,000, respectively.

NOTE 12 — INCOME TAXES

Income tax expense consisted of the following:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Income tax expense:
Current	$14,091	$14,714	$10,922
Deferred	708	10,174	1,941
Change in valuation allowance for deferred tax asset	(7)	(10)	(54)
Income tax expense	$14,792	$24,878	$12,809

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Tax provision computed at federal statutory rate	$13,965	$21,384	$11,728
Effect of:
State taxes, net	1,716	1,112	852
Tax reform impact(1)	—	2,984	—
Transaction costs	—	—	325
Bank-owned life insurance	(141)	(246)	(201)
Tax exempt interest	(436)	(545)	(129)
Change in valuation allowance for deferred tax asset	(7)	(10)	(54)
Other	(305)	199	288
Income tax expense	$14,792	$24,878	$12,809

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

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in thousands)	2018	2017
Deferred tax assets
Federal net operating loss carryforwards	$6,111	$7,180
State net operating loss carryforwards	541	1,338
Acquired loan basis	587	1,159
Other real estate owned	134	394
AMT credit carryforward	2,855	2,855
Allowance for loan losses	6,382	4,825
Unrealized loss on securities available for sale	356	176
Accrued liabilities	1,714	333
Other	1,537	885
Total deferred tax assets	20,217	19,145
Deferred tax liabilities
Goodwill and intangible assets	1,661	2,233
Fair value adjustment on junior subordinated debentures	2,468	2,792
Premises and equipment	4,804	2,273
Installment gain on sale of subsidiary	2,292	2,230
Other	299	396
Total deferred tax liabilities	11,524	9,924
Net deferred tax asset before valuation allowance	8,693	9,221
Valuation allowance	(255)	(262)
Net deferred tax asset	$8,438	$8,959

The Company's federal and state net operating loss carryforwards as of December 31, 2018 were $29,102,000 and $16,829,000, respectively, which will expire at various dates from 2021 through 2035. The Company has a Federal Alternative Minimum Tax Credit carryforward of $2,855,000 as of December 31, 2018 with no expiration.  The Company has a valuation allowance on certain net operating loss carryforwards that are not expected to be realized before expiration.

The Company's federal and state net operating loss carryforwards as of December 31, 2017 were $34,190,000 and $23,641,000, respectively. The Company had a Federal Alternative Minimum Tax Credit carryforward of $2,855,000 as of December 31, 2017.

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

At December 31, 2018 and 2017, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2015.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2018			December 31, 2017
	Fixed	Variable		Fixed	Variable
(Dollars in thousands)	Rate	Rate	Total	Rate	Rate	Total
Unused lines of credit	$69,053	$433,667	$502,720	$133,634	$242,236	$375,870
Standby letters of credit	$2,285	$3,931	$6,216	$1,998	$8,169	$10,167
Mortgage warehouse commitments	$—	$266,458	$266,458	$—	$239,632	$239,632

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records a reserve for loan and lease losses on off-balance sheet lending-related commitments through a charge to other noninterest expense on the Company’s consolidated statements of income. At December 31, 2018 and 2017, the reserve for loan and lease losses on off-balance sheet lending-related commitments totaled $538,000 and $501,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

In addition to the commitments above, the Company had overdraft protection available in the amounts of $3,087,000 and $2,397,000 at December 31, 2018 and 2017, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$92,648	$—	$92,648
U.S. Treasury notes	—	1,932	—	1,932
Mortgage-backed securities, residential	—	39,736	—	39,736
Asset backed securities	—	10,145	—	10,145
State and municipal	—	118,451	—	118,451
Corporate bonds	—	68,787	—	68,787
SBA pooled securities	—	4,724	—	4,724
	$—	$336,423	$—	$336,423

Equity securities
Mutual fund	$5,044	$—	$—	$5,044

Loans held for sale	$—	$2,106	$—	$2,106

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$20,745	$20,745

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Securities available for sale
U.S. Government agency obligations	$—	$109,890	$—	$109,890
U.S. Treasury notes	—	1,934	—	1,934
Mortgage-backed securities, residential	—	33,663	—	33,663
Asset backed securities	—	11,845	—	11,845
State and municipal	—	74,391	—	74,391
Corporate bonds	—	15,320	—	15,320
SBA pooled securities	—	3,560	—	3,560
	$—	$250,603	$—	$250,603

Equity securities
Mutual fund	$5,006	$—	$—	$5,006

There were no liabilities measured at fair value on a recurring basis at December 31, 2017.

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

Equity securities – The fair values of equity securities are determined based on quoted market prices in active markets and are classified in Level 1 of the valuation hierarchy.

Loans held for sale – Loans held for sale represent mortgage loan originations intended to be sold in the secondary market. The fair value of loans held for sale is determined using commitments on hand from investors or prevailing market prices and are classified in Level 2 of the valuation hierarchy.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ICC contingent consideration – The fair value of the ICC contingent consideration is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition and is correlated to monthly movements in average invoice prices historically experienced by ICC. The fair value is classified in Level 3 of the valuation hierarchy. ICC contingent consideration was initially recorded with an acquisition date fair value of $20,000,000. Subsequent to acquisition, the contingent consideration increased in fair value by $745,000 to a fair value of $20,745,000 at December 31, 2018. There were no disposals of contingent consideration during the period. At the end of a 30 month earnout period, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price.

There were no transfers between levels for the years ended December 31, 2018 and 2017.

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2018 and 2017.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$5,123	$5,123
Construction, land development, land	—	—	70	70
1-4 family residential properties	—	—	100	100
Farmland	—	—	842	842
Commercial	—	—	3,277	3,277
Factored receivables	—	—	4,791	4,791
Consumer	—	—	41	41
PCI	—	—	67	67
Other real estate owned (1):
Commercial	—	—	1,095	1,095
	$—	$—	$15,406	$15,406

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$42	$42
1-4 family residential properties	—	—	85	85
Commercial	—	—	7,785	7,785
Factored receivables	—	—	3,777	3,777
Consumer	—	—	191	191
Other real estate owned (1):
Commercial	—	—	138	138
Construction, land development, land	—	—	202	202
	$—	$—	$12,220	$12,220

(1) Represents the fair value of OREO that was adjusted subsequent to its initial classification as OREO.

As of December 31, 2018 and 2017, the only Level 3 assets with material unobservable inputs are associated with impaired loans and OREO.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis were as follows:

	December 31, 2018
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$234,939	$234,939	$—	$—	$234,939
Securities - held to maturity	8,487	—	—	7,326	7,326
Loans not previously presented, gross	3,589,676	—	—	3,505,724	3,505,724
FHLB stock	15,943	N/A	N/A	N/A	N/A
Accrued interest receivable	19,094	19,094	—	—	19,094

Financial liabilities:
Deposits	3,450,349	—	3,440,570	—	3,440,570
Customer repurchase agreements	4,485	—	4,485	—	4,485
Federal Home Loan Bank advances	330,000	—	330,000	—	330,000
Subordinated notes	48,929	—	50,500	—	50,500
Junior subordinated debentures	39,083	—	40,808	—	40,808
Accrued interest payable	6,722	6,722	—	—	6,722

	December 31, 2017
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$134,129	$134,129	$—	$—	$134,129
Securities - held to maturity	8,557	—	—	7,527	7,527
Loans not previously presented, net	2,780,228	—	—	2,800,362	2,800,362
Loans included in assets held for sale, net	68,668	—	—	69,268	69,268
FHLB stock	16,006	N/A	N/A	N/A	N/A
Accrued interest receivable	15,517	15,517	—	—	15,517

Financial liabilities:
Deposits	2,621,348	—	2,616,034	—	2,616,034
Customer repurchase agreements	11,488	—	11,488	—	11,488
Federal Home Loan Bank advances	365,000	—	365,000	—	365,000
Subordinated notes	48,828	—	52,310	—	52,310
Junior subordinated debentures	38,623	—	41,563	—	41,563
Accrued interest payable	3,323	3,323	—	—	3,323

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans

Loans include loans held for investment and loans included in assets held for sale. Loans exclude impaired loans previously described above.  For variable rate loans that reprice frequently and have no significant changes in credit risk, excluding previously presented impaired loans measured at fair value on a non-recurring basis, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses.  In accordance with ASU 2016-01, which was adopted effective January 1, 2018,  the discount rates used to determine the fair value of loans at December 31, 2018 use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. The discount rates used to determine the fair value of loans at December 31, 2017 were based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loans are considered a Level 3 classification.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — RELATED-PARTY TRANSACTIONS

Loans to executive officers, directors, and their affiliates were as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Beginning balance	$26,612	$29,285
New loans and advances	28,526	14,440
Effect of changes in composition of related parties	—	(15,004)
Repayments and sales	(15,618)	(2,109)
Ending balance	$39,520	$26,612

These loans are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.

In December 2018, the Company sold a loan with an aggregate principal balance of $9,781,000 to an entity in which a director, together with members of his family, have a majority interest.   The loan, which was originated as a Regulation O related party loan due to the interests of such director in the borrower for such loan, was sold at a purchase price equal to 100% of the outstanding principal balance of the loan plus accrued interest and therefore, resulted in no gain or loss for the year ended December 31, 2018.   The loan was sold by the Company due to credit deterioration at the borrower which would have caused the loan to be classified as a substandard non-performing loan had it remained on the Company’s balance sheet as of December 31, 2018.

At December 31, 2018, there were no loans to executive officers, directors, or their affiliates that were considered non-performing or potential problem loans.

Deposits from executive officers, directors, and their affiliates at December 31, 2018 and 2017 were $6,176,000 and $9,360,000, respectively.

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

As described in Note 8 – Variable Interest Entities, the Company, through its subsidiary TCA, provided certain middle and back office staffing and services to Trinitas as the asset manager of various CLO funds issued by Trinitas. For the years ended December 31, 2017 and 2016, TCA earned fees from Trinitas totaling $521,000 and $907,000, respectively.  No asset management fees were earned by TCA from Trinitas for the year ended December 31, 2018.  As a result of the TCA sale, as of March 31, 2017 the Company no longer acts as a staffing and services provider for Trinitas. The Company holds investments in the subordinated notes of Trinitas IV, Trinitas V, and Trinitas VI, CLOs managed by Trinitas, with a carrying amount of $8,487,000 and $8,557,000 at December 31, 2018 and 2017, respectively.

Triumph Consolidated Cos., LLC

As described in Note 18 – Stockholders’ Equity, Triumph Consolidated Cos., LLC held a warrant to purchase shares of the Company’s common stock which was exercised during the year ended December 31, 2017. Prior to its dissolution during the year ended December 31, 2017, certain of the Company’s directors and executive officers were directors, officers, investors, or other interest holders in Triumph Consolidated Cos., LLC.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2018, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2018, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2018 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table:

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$552,398	13.4%	$330,970	8.0%	N/A	N/A
TBK Bank, SSB	$496,526	12.4%	$320,856	8.0%	$401,071	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$475,359	11.5%	$248,227	6.0%	N/A	N/A
TBK Bank, SSB	$468,500	11.7%	$240,642	6.0%	$320,856	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$436,276	10.5%	$186,170	4.5%	N/A	N/A
TBK Bank, SSB	$468,500	11.7%	$180,482	4.5%	$260,696	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$475,359	11.1%	$171,619	4.0%	N/A	N/A
TBK Bank, SSB	$468,500	11.0%	$170,092	4.0%	$212,615	5.0%

As of December 31, 2017
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$436,036	13.2%	$264,026	8.0%	N/A	N/A
TBK Bank, SSB	$361,068	11.4%	$254,139	8.0%	$317,674	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$367,958	11.1%	$198,019	6.0%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$190,603	6.0%	$254,137	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$320,265	9.7%	$148,514	4.5%	N/A	N/A
TBK Bank, SSB	$341,910	10.8%	$142,952	4.5%	$206,486	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$367,958	11.8%	$124,754	4.0%	N/A	N/A
TBK Bank, SSB	$341,910	11.1%	$123,088	4.0%	$153,860	5.0%
 Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

Beginning in January 2016, the implementation of the capital conservation buffer set forth by the Basel III regulatory capital framework was effective for the Company starting at 0.625% of risk weighted assets above the minimum risk based capital ratio requirements and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer was 1.875% and 1.25% at December 31, 2018 and 2017, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At December 31, 2018, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – STOCKHOLDERS’ EQUITY

The following summarizes the Company’s capital structure:

Common Stock

	Common Stock
	December 31,
(Dollars in thousands, except per share amounts)	2018	2017
Shares authorized	50,000,000	50,000,000
Shares issued	27,053,999	20,912,396
Treasury shares	104,063	91,951
Shares outstanding	26,949,936	20,820,445
Par value per share	$0.01	$0.01

Preferred Stock

	Preferred Stock		Preferred Stock
	Series A		Series B
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Shares authorized	50,000	50,000	115,000	115,000
Shares issued	—	45,500	—	51,076
Shares outstanding	—	45,500	—	51,076
Par value per share	$0.01	$0.01	$0.01	$0.01
Liquidation preference per share	$100	$100	$100	$100
Liquidation preference amount	$—	$4,550	$—	$5,108

Common Stock Offerings

On April 12, 2018, the Company completed an underwritten common stock offering issuing 5,405,000 shares of the Company’s common stock, including 705,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at $37.50 per share for total gross proceeds of $202,688,000. Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were $192,053,000.

On August 1, 2017, the Company completed an underwritten common stock offering issuing 2,530,000 shares of the Company’s common stock, including 330,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at $27.50 per share for total gross proceeds of $69,575,000. Net proceeds from the offering, after deducting the underwriting discounts and offering expenses, were $65,509,000.

Stock Repurchase Program

On October 29, 2018, the Company announced that its board of directors had authorized the repurchase of up to $25,000,000 of its outstanding common stock in open market transactions or through privately negotiated transactions. No repurchases were made under this program during the year ended December 31, 2018. Subsequent to December 31, 2018, the Company has repurchased 247,312 shares into treasury stock at an average price of $30.51.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock Series A

The following summarizes the terms of the Company’s Series A Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock Series A”).

Series A holders are entitled to quarterly cash dividends accruing at the rate per annum of Prime + 2%, with an 8.00% floor, applied to the liquidation preference value of the stock. The Preferred Stock Series A is not redeemable by the holder, ranks pari passu with the Company’s Preferred Stock Series B (as described below), and is senior to the Company’s common stock. The Preferred Stock Series A became redeemable at liquidation value by the Company subject to regulatory approval at any time on or after October 15, 2018.

On October 26, 2018, the 45,500 Preferred Stock Series A shares outstanding with a liquidation value of $4,550,000 were converted to 315,773 shares of common stock at the option of the holders at their preferred to common stock conversion ratio of 6.94008. No Preferred Stock Series A shares were converted to common stock during the years ended December 31, 2017 and 2016.

Preferred Stock Series B

The following summarizes the terms of the Company’s Series B Non-Cumulative Non-Voting Preferred Stock (the “Preferred Stock Series B”).

Series B holders are entitled to quarterly cash dividends accruing at the rate per annum of 8.00% applied to the liquidation value of the stock. The Preferred Stock Series B is not redeemable by the holder, ranks pari passu with the Company’s Preferred Stock Series A, and is senior to the Company’s common stock. The Preferred Stock Series B became redeemable at liquidation value by the Company subject to regulatory approval at any time on or after October 15, 2018.

On October 26, 2018, the remaining 51,076 Preferred Stock Series B shares outstanding with a liquidation value of $5,108,000 were converted to 354,463 shares of common stock at the option of the holders at their preferred to common stock conversion ratio of 6.94008. During the year ended December 31, 2017, 880 shares of Preferred Stock Series B with a liquidation value of $88,000 were converted to 6,106 shares of common stock at the option of the holders. No Preferred Stock Series B shares were converted to common stock during the year ended December 31, 2016.

NOTE 19 — STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $2,735,000, $1,801,000 and $2,367,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the year ended December 31, 2018 were as follows:

		Weighted Average
		Grant Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2018	102,776	$18.68
Granted	65,001	40.64
Vested	(64,116)	20.42
Forfeited	(2,448)	27.44
Nonvested at December 31, 2018	101,213	$31.47

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSAs granted to employees under the Omnibus Incentive Plan generally vest over three to four years, but vesting periods may vary. Nonvested restricted stock awards are included in the Company’s common stock outstanding. Compensation expense for RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2018, there was $1,778,000 of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.93 years.

Restricted Stock Units

A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2018 were as follows:

		Weighted Average
		Grant Date
Nonvested RSUs	Shares	Fair Value
Nonvested at January 1, 2018	—	$—
Granted	59,658	38.75
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2018	59,658	$38.75

RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2018, there was $2,002,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 4.33 years.

Performance Stock Units

A summary of changes in the Company’s nonvested Performance Stock Units (“PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2018 were as follows:

		Weighted Average
		Grant Date
Nonvested PSUs	Shares	Fair Value
Nonvested at January 1, 2018	—	$—
Granted	59,658	38.57
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2018	59,658	$38.57

PSUs granted to employees under the Omnibus Incentive Plan vest after five years. The number of shares issued upon vesting will range from 0% to 175% of the PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of a specified group of peer banks. Compensation expense for the PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of PSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation date.

Year Ended
December 31, 2018
Grant date	May 1, 2018
Performance period	5.00 Years
Stock price	$38.85
Triumph stock price volatility	29.13%
Risk-free rate	2.76%

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, there was $1,992,000 of unrecognized compensation cost related to the nonvested PSUs. The cost is expected to be recognized over a remaining period of 4.33 years.

Stock Options

A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the year ended December 31, 2018 were as follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2018	185,328	$18.97
Granted	51,952	38.75
Exercised	(2,556)	17.16
Forfeited or expired	(3,257)	18.91
Outstanding at December 31, 2018	231,467	$23.43	7.97	$1,921

Fully vested shares and shares expected to vest at December 31, 2018	231,467	$23.43	7.97	$1,921

Shares exercisable at December 31, 2018	75,550	$17.73	7.44	$904

Information related to the stock options for the years ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016
Aggregate intrinsic value of options exercised	$59	$251	$—
Cash received from option exercises	$—	$283	$—
Tax benefit realized from option exercises	$12	$88	$—
Weighted average fair value of options granted	$13.22	$8.71	$5.85

Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Expected volatilities of options granted during the year ended December 31, 2018 and 2017 were determined based on a blend of the Company’s historical volatility and historical volatilities of a peer group of companies with a similar size, industry, stage of life cycle, and capital structure. Expected volatilities of options granted during the year ended December 31, 2016 were determined based on historical volatilities of a peer group of companies with a similar size, industry, stage of life cycle, and capital structure. The expected term of the options granted was determined based on the SEC simplified method, which calculates the expected term as the mid-point between the weighted average time to vesting and the contractual term.  The risk-free interest rate for the expected term of the options was derived from the Treasury constant maturity yield curve on the valuation date.

The fair value of the stock options granted was determined using the following weighted average assumptions:

	2018	2017	2016
Risk-free interest rate	2.85%	2.11%	1.49%
Expected term	6.25 years	6.25 Years	6.25 Years
Expected stock price volatility	28.07%	29.70%	34.96%
Dividend yield	—	—	—

As of December 31, 2018, there was $654,000 of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a remaining weighted average period of 2.88 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following tables present parent company only condensed financial information.

Condensed Parent Company Only Balance Sheets:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
ASSETS
Cash and cash equivalents	$31,706	$47,826
Securities - held to maturity	8,487	8,557
Loans	9,912	11,046
Investment in bank subsidiary	670,908	407,050
Investment in non-bank subsidiaries	6,396	12,650
Other assets	3,612	4,880
Total assets	$731,021	$492,009
LIABILITIES AND EQUITY
Subordinated notes	$48,929	$48,828
Junior subordinated debentures	39,083	38,623
Intercompany payables	318	10,169
Accrued expenses and other liabilities	6,084	2,691
Total liabilities	94,414	100,311
Stockholders' equity	636,607	391,698
Total liabilities and equity	$731,021	$492,009

Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest income	$2,014	$1,415	$793
Interest expense	(6,092)	(5,300)	(2,262)
Provision for loan losses	8	(91)	—
Gain on sale of subsidiary or division	—	20,860	—
Other income	5	1,572	2,991
Loss on intercompany sale of loans(1)	—	—	(794)
Salaries and employee benefits	(523)	(5,686)	(581)
Other expense	(3,710)	(3,138)	(1,940)
Income (loss) before income tax and undistributed subsidiary income	(8,298)	9,632	(1,793)
Income tax (expense) benefit	1,049	(3,087)	(487)
Equity in undistributed subsidiary income	58,957	30,347	22,308
Net income	51,708	36,892	20,028
Dividends on preferred stock	(578)	(774)	(887)
Net income available to common stockholders	$51,130	$36,118	$19,141
Comprehensive income attributable to Parent	$51,101	$35,900	$20,147

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$51,708	$36,892	$20,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	(58,957)	(30,347)	(22,308)
Net accretion of securities	(983)	(800)	(174)
Amortization of junior subordinated debentures	460	413	325
Amortization of subordinated notes issuance costs	101	94	23
Loss on intercompany sale of loans(1)	—	—	794
Loss on sale of loans	—	—	80
Income from CLO warehouse investments	—	(2,226)	(3,184)
Change in other assets	1,273	6,689	3,293
Change in accrued expenses and other liabilities	(6,458)	2,950	(5,279)
Net cash provided by (used in) operating activities	(12,856)	13,665	(6,402)
Cash flows from investing activities:
Investment in subsidiaries	(58,718)	(6,199)	14,295
Purchases of securities held to maturity	—	(5,092)	(3,342)
Proceeds from maturities, calls, and pay downs of securities held to maturity	1,053	715	136
Proceeds from sale of loans	—	—	16,058
Net change in loans	1,134	(10,062)	539
Net cash paid for CLO warehouse investments	—	(10,000)	(25,000)
Net proceeds from CLO warehouse investments	—	30,000	25,500
Cash used in acquisition of subsidiaries, net	(137,806)	(40,075)	(69,946)
Net cash provided by (used in) investing activities	(194,337)	(40,713)	(41,760)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net	—	—	48,676
Issuance of common stock, net of issuance costs	192,053	65,509	—
Dividends on preferred stock	(578)	(774)	(887)
Redemption of TARP preferred stock	—	—	(10,500)
Purchase of treasury stock	(398)	(366)	(654)
Stock option exercises	(4)	283	—
Net cash provided by (used in) financing activities	191,073	64,652	36,635
Net increase (decrease) in cash and cash equivalents	(16,120)	37,604	(11,527)
Cash and cash equivalents at beginning of period	47,826	10,222	21,749
Cash and cash equivalents at end of period	$31,706	$47,826	$10,222

(1)

During the year ended December 31, 2016, a loss was recorded by the parent company as the result of an intercompany sale of loans to its subsidiary, TBK Bank, at the loans’ fair value. The discount on the purchase of the loans recorded by TBK Bank was fully amortized during the year ended December 31, 2017. The parent company loss on sale of the loans and the TBK Bank discount were eliminated in consolidation. The following table presents a reconciliation of parent company net income available to common stockholders to consolidated net income available to common stockholders:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Parent company net income available to common stockholders	$51,130	$36,118	$19,141
Parent company loss on intercompany sale of loans	—	—	794
TBK Bank discount accretion	—	(672)	(122)
Consolidated net income available to common stockholders	$51,130	$35,446	$19,813

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Basic
Net income to common stockholders	$51,130	$35,446	$19,813
Weighted average common shares outstanding	24,791,448	19,133,745	17,856,828
Basic earnings per common share	$2.06	$1.85	$1.11

Diluted
Net income to common stockholders	$51,130	$35,446	$19,813
Dilutive effect of preferred stock	578	774	—
Net income to common stockholders - diluted	$51,708	$36,220	$19,813
Weighted average common shares outstanding	24,791,448	19,133,745	17,856,828
Dilutive effects of:
Assumed conversion of Preferred A	258,674	315,773	—
Assumed conversion of Preferred B	290,375	354,471	—
Assumed exercises of stock warrants	—	82,567	83,010
Assumed exercises of stock options	84,126	45,653	3,128
Restricted stock awards	52,851	68,079	110,565
Restricted stock units	3,039	—	—
Performance stock units	—	—	—
Average shares and dilutive potential common shares	25,480,513	20,000,288	18,053,531
Diluted earnings per common share	$2.03	$1.81	$1.10

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Years Ended December 31,
	2018	2017	2016
Assumed conversion of Preferred A	—	—	315,773
Assumed conversion of Preferred B	—	—	360,578
Stock options	51,952	57,926	—
Restricted stock awards	—	—	—
Restricted stock units	—	—	—
Performance stock units	59,658	—	—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – BUSINESS SEGMENT INFORMATION

The following presents the Company’s operating segments. The accounting policies of the segments are the same as those described in Note 1 – Summary of Significant Accounting Policies. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC. General factoring services not originated through TBC are included in the Banking segment. On March 31, 2017, the Company sold its 100% membership interest in Triumph Capital Advisors, LLC (“TCA”) and discontinued fee based asset management services. TCA operations for the years ended December 31, 2017 and 2016 are reflected in the Corporate segment, along with the gain on sale of the Company’s membership interest in TCA.

(Dollars in thousands)
Year Ended December 31, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$170,871	$90,092	$2,013	$262,976
Intersegment interest allocations	20,191	(20,191)	—	—
Total interest expense	29,834	—	6,092	35,926
Net interest income (expense)	161,228	69,901	(4,079)	227,050
Provision for loan losses	12,373	3,802	(8)	16,167
Net interest income (expense) after provision	148,855	66,099	(4,071)	210,883
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	18,364	3,483	52	21,899
Noninterest expense	119,283	43,495	4,575	167,353
Operating income (loss)	$49,007	$26,087	$(8,594)	$66,500

(Dollars in thousands)
Year Ended December 31, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$130,480	$45,346	1,398	$177,224
Intersegment interest allocations	8,023	(8,023)	—	—
Total interest expense	16,240	—	5,300	21,540
Net interest income (expense)	122,263	37,323	(3,902)	155,684
Provision for loan losses	9,310	2,227	91	11,628
Net interest income (expense) after provision	112,953	35,096	(3,993)	144,056
Gain on sale of subsidiary or division	—	—	20,860	20,860
Other noninterest income	14,336	2,737	2,723	19,796
Noninterest expense	90,632	22,641	10,341	123,614
Operating income (loss)	$36,657	$15,192	$9,249	$61,098

(Dollars in thousands)
Year Ended December 31, 2016	Banking	Factoring	Corporate	Consolidated
Total interest income	$90,823	$32,824	$845	$124,492
Intersegment interest allocations	4,583	(4,583)	—	—
Total interest expense	9,872	—	2,262	12,134
Net interest income (expense)	85,534	28,241	(1,417)	112,358
Provision for loan losses	6,239	454	—	6,693
Net interest income (expense) after provision	79,295	27,787	(1,417)	105,665
Noninterest income	9,077	2,256	9,623	20,956
Noninterest expense	65,795	19,551	7,766	93,112
Operating income (loss)	$22,577	$10,492	$440	$33,509

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans held for investment	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$3,444,322	$360,922	$504,656	$(810,867)	$3,499,033
Gross loans held for investment	$2,784,147	$346,293	$11,936	$(331,520)	$2,810,856

NOTE 23 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents quarterly financial data for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$75,850	$71,759	$61,249	$54,118
Interest expense	10,969	9,977	7,992	6,988
Net interest income	64,881	61,782	53,257	47,130
Provision for loan losses	1,910	6,803	4,906	2,548
Net interest income after provision	62,971	54,979	48,351	44,582
Gain on sale of subsidiary	—	—	—	1,071
Other noninterest income	6,794	6,059	4,945	4,101
Noninterest income	6,794	6,059	4,945	5,172
Noninterest expense	46,962	48,946	37,403	34,042
Net income before income taxes	22,803	12,092	15,893	15,712
Income tax expense	4,718	2,922	3,508	3,644
Net income	18,085	9,170	12,385	12,068
Dividends on preferred stock	—	(195)	(193)	(190)
Net income available to common stockholders	$18,085	$8,975	$12,192	$11,878
Earnings per common share
Basic	$0.68	$0.34	$0.48	$0.57
Diluted	$0.67	$0.34	$0.47	$0.56

	Year Ended December 31, 2017
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$52,217	$45,137	$43,538	$36,332
Interest expense	6,421	5,625	4,981	4,513
Net interest income	45,796	39,512	38,557	31,819
Provision for loan losses	1,931	572	1,447	7,678
Net interest income after provision	43,865	38,940	37,110	24,141
Gain on sale of subsidiary	—	—	—	20,860
Other noninterest income	3,998	4,171	5,202	6,425
Noninterest income	3,998	4,171	5,202	27,285
Noninterest expense	33,231	28,225	27,321	34,837
Net income before income taxes	14,632	14,886	14,991	16,589
Income tax expense	8,327	5,104	5,331	6,116
Net income	6,305	9,782	9,660	10,473
Dividends on preferred stock	(194)	(195)	(193)	(192)
Net income available to common stockholders	$6,111	$9,587	$9,467	$10,281
Earnings per common share
Basic	$0.29	$0.48	$0.53	$0.57
Diluted	$0.29	$0.47	$0.51	$0.55

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 — SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Company has repurchased 247,312 shares of  common stock into treasury stock at an average price of $30.51. See Note 18 – Equity for additional information regarding the stock repurchase program.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Management has excluded the operations of The First National Bank of Durango, a subsidiary of First Bancorp of Durango, Inc., acquired during 2018, which is described in Note 2 of the consolidated financial statements of the Company included in this Annual Report on Form 10-K, from the scope this assessment. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018. Their report is included in Part IV, Item 15. Exhibits, Financial Statement Schedules under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1., 2.Financial Statements and Schedules

The following financial statements of Triumph Bancorp, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2018 and 2017
•	Consolidated Statements of Income for the Years Ended December 31, 2018, 2017, and 2016
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016
•	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017, and 2016
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016
•	Notes to Consolidated Financial Statements

Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)
2.1

Agreement and Plan of Merger, dated as of April 9, 2018, by and between the Registrant and First Bancorp of Durango, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on April 9, 2018.*

2.2

Agreement and Plan of Merger, dated as of April 9, 2018, by and between the Registrant and Southern Colorado Corp., incorporated by reference to Exhibit 2.2 to Form 8-K filed with the SEC on April 9, 2018.*

2.3

Asset Purchase Agreement, dated as of April 9, 2018, by and among the Registrant, Advance Business Capital LLC, Interstate Capital Corporation, and certain affiliates and shareholders of ICC, incorporated by reference to Exhibit 2.3 to Form 8-K filed with the SEC on April 9, 2018.*

2.4

Closing Letter Agreement, dated as of June 2, 2018, as an amendment to Asset Purchase Agreement, dated as of April 9, 2018, by and among the Registrant, Advance Business Capital LLC, Interstate Capital Corporation, and certain affiliates and shareholders of ICC, incorporated by reference to Exhibit 2.2 to Form 8-K filed with the SEC on June 4, 2018.*

2.5

Agreement and Plan of Merger, dated as of July 26, 2017, by and among Valley Bancorp, Inc., the Registrant and James J. O'Dell as Shareholder Representative incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on July 26, 2017.*

2.6

Agreement and Plan of Merger, dated as of March 6, 2016, by and among ColoEast Bankshares, Inc., the Registrant, and Peak Acquisition Corp., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on March 7, 2016.*

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

10.10†	Form of Restricted Stock Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on May 5, 2016.
10.11†	Form of Nonqualified Option Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the SEC on May 5, 2016.

10.12†	Form of Director Award Letter under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan., incorporated by reference to Exhibit 10.7 to Form 10-Q filed with the SEC on May 5, 2016.
10.13†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).
14.1	Corporate Code of Ethics.
21.1	Subsidiaries of Triumph Bancorp, Inc.
23.1	Consent of Crowe LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document.

*The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	February 12, 2019	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	February 12, 2019	/s/ R. Bryce Fowler
R. Bryce Fowler
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Aaron P. Graft	Director and President and Chief Executive Officer	February 12, 2019
Aaron P. Graft	(Principal Executive Officer)
/s/ R. Bryce Fowler	Executive Vice President and Chief Financial Officer	February 12, 2019
R. Bryce Fowler	(Principal Financial and Accounting Officer)
/s/ Carlos M. Sepulveda, Jr.	Director and Chairman	February 12, 2019
Carlos M. Sepulveda, Jr.
/s/ Charles A. Anderson	Director	February 12, 2019
Charles A. Anderson
/s/ Richard Davis	Director	February 12, 2019
Richard Davis
/s/ Robert Dobrient	Director	February 12, 2019
Robert Dobrient
/s/ Douglas M. Kratz	Director	February 12, 2019
Douglas M. Kratz
/s/ Maribess L. Miller	Director	February 12, 2019
Maribess L. Miller
/s/ Fred Perpall	Director	February 12, 2019
Fred Perpall
/s/ Michael P. Rafferty	Director	February 12, 2019
Michael P. Rafferty
/s/ C. Todd Sparks	Director	February 12, 2019
C. Todd Sparks

/s/ Justin N. Trail	Director	February 12, 2019
Justin N. Trail