Form 10-Q
period 2019-03-31
Triumph Bancorp, Inc.
filed 2019-04-19
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock — $0.01 par value, 26,705,437 shares, as of April 17, 2019

TRIUMPH BANCORP, INC.

FORM 10-Q

March 31, 2019

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

(Dollar amounts in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$61,726	$96,218
Interest bearing deposits with other banks	110,224	138,721
Total cash and cash equivalents	171,950	234,939
Securities - equity investments	5,183	5,044
Securities - available for sale	339,465	336,423
Securities - held to maturity, fair value of $7,278 and $7,326, respectively	8,499	8,487
Loans held for sale	610	2,106
Loans, net of allowance for loan and lease losses of $27,605 and $27,571, respectively	3,585,264	3,581,073
Federal Home Loan Bank stock, at cost	21,191	15,943
Premises and equipment, net	84,931	83,392
Other real estate owned, net	3,073	2,060
Goodwill	158,743	158,743
Intangible assets, net	38,272	40,674
Bank-owned life insurance	40,667	40,509
Deferred tax assets, net	7,608	8,438
Other assets	64,327	41,948
Total assets	$4,529,783	$4,559,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$667,597	$724,527
Interest bearing	2,646,843	2,725,822
Total deposits	3,314,440	3,450,349
Customer repurchase agreements	3,727	4,485
Federal Home Loan Bank advances	405,000	330,000
Subordinated notes	48,956	48,929
Junior subordinated debentures	39,200	39,083
Other liabilities	72,244	50,326
Total liabilities	3,883,567	3,923,172
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Common stock, 26,709,411 and 26,949,936 shares outstanding, respectively	271	271
Additional paid-in-capital	470,292	469,341
Treasury stock, at cost	(9,881)	(2,288)
Retained earnings	185,274	170,486
Accumulated other comprehensive income (loss)	260	(1,203)
Total stockholders’ equity	646,216	636,607
Total liabilities and stockholders' equity	$4,529,783	$4,559,779

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2019 and 2018

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$45,094	$36,883
Factored receivables, including fees	24,556	15,303
Securities	2,644	1,310
FHLB stock	192	105
Cash deposits	778	517
Total interest income	73,264	54,118
Interest expense:
Deposits	8,218	4,277
Subordinated notes	839	837
Junior subordinated debentures	760	597
Other borrowings	2,136	1,277
Total interest expense	11,953	6,988
Net interest income	61,311	47,130
Provision for loan losses	1,014	2,548
Net interest income after provision for loan losses	60,297	44,582
Noninterest income:
Service charges on deposits	1,606	1,145
Card income	1,844	1,244
Net OREO gains (losses) and valuation adjustments	209	(88)
Net gains (losses) on sale of securities	(11)	(272)
Fee income	1,612	800
Insurance commissions	919	714
Gain on sale of subsidiary or division	—	1,071
Other	1,359	558
Total noninterest income	7,538	5,172
Noninterest expense:
Salaries and employee benefits	26,439	19,404
Occupancy, furniture and equipment	4,522	3,054
FDIC insurance and other regulatory assessments	299	199
Professional fees	1,865	1,640
Amortization of intangible assets	2,402	1,117
Advertising and promotion	1,604	1,029
Communications and technology	4,874	3,359
Other	6,561	4,240
Total noninterest expense	48,566	34,042
Net income before income tax	19,269	15,712
Income tax expense	4,481	3,644
Net income	14,788	12,068
Dividends on preferred stock	—	(190)
Net income available to common stockholders	$14,788	$11,878
Earnings per common share
Basic	$0.55	$0.57
Diluted	$0.55	$0.56

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2019 and 2018

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$14,788	$12,068
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,893	(1,708)
Reclassification of amount realized through sale of securities	11	272
Tax effect	(441)	322
Total other comprehensive income (loss)	1,463	(1,114)
Comprehensive income	$16,251	$10,954

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other	Total
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Stockholders'
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2018	$9,658	20,820,445	$209	$264,855	91,951	$(1,784)	$119,356	$(596)	$391,698
Issuance of restricted stock awards	—	5,492	—	—	—	—	—	—	—
Stock based compensation	—	—	—	486	—	—	—	—	486
Forfeiture of restricted stock awards	—	(1,574)	—	69	1,574	(69)	—	—	—
Stock options exercised	—	146	—	(4)	—	—	—	—	(4)
Series A Preferred dividends	—	—	—	—	—	—	(90)	—	(90)
Series B Preferred dividends	—	—	—	—	—	—	(100)	—	(100)
Net income	—	—	—	—	—	—	12,068	—	12,068
Other comprehensive income	—	—	—	—	—	—	—	(1,114)	(1,114)
Balance, March 31, 2018	$9,658	20,824,509	$209	$265,406	93,525	$(1,853)	$131,234	$(1,710)	$402,944

Balance, January 1, 2019	$—	26,949,936	$271	$469,341	104,063	$(2,288)	$170,486	$(1,203)	$636,607
Issuance of restricted stock awards	—	8,063	—	—	—	—	—	—	—
Stock based compensation	—	—	—	911	—	—	—	—	911
Forfeiture of restricted stock awards	—	(1,276)	—	40	1,276	(40)	—	—	—
Purchase of treasury stock	—	(247,312)	—	—	247,312	(7,553)	—	—	(7,553)
Net income	—	—	—	—	—	—	14,788	—	14,788
Other comprehensive income	—	—	—	—	—	—	—	1,463	1,463
Balance, March 31, 2019	$—	26,709,411	$271	$470,292	352,651	$(9,881)	$185,274	$260	$646,216

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2019 and 2018

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$14,788	$12,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,961	1,216
Net accretion on loans	(1,557)	(1,977)
Amortization of subordinated notes issuance costs	27	25
Amortization of junior subordinated debentures	117	111
Net amortization on securities	174	331
Amortization of intangible assets	2,402	1,117
Deferred taxes	389	439
Provision for loan losses	1,014	2,548
Stock based compensation	911	486
Net (gains) losses on sale of debt securities	11	272
Net (gains) losses on equity securities	(139)	75
Origination of loans held for sale	(4,010)	—
Proceeds from sale of loans originated for sale	5,594	—
Net gains on sale of loans	(88)	—
Net OREO (gains) losses and valuation adjustments	(209)	88
Gain on sale of subsidiary or division	—	(1,071)
Net change in operating leases	30	—
(Increase) decrease in other assets	(948)	(1,780)
Increase (decrease) in other liabilities	301	(4,498)
Net cash provided by (used in) operating activities	20,768	9,450
Cash flows from investing activities:
Purchases of securities available for sale	(60,146)	—
Proceeds from sales of securities available for sale	37,467	34,196
Proceeds from maturities, calls, and pay downs of securities available for sale	21,122	21,210
Proceeds from maturities, calls, and pay downs of securities held to maturity	220	185
Net change in loans	(4,452)	(62,509)
Purchases of premises and equipment, net	(3,500)	(1,181)
(Purchases) redemptions of FHLB stock, net	(5,248)	(502)
Proceeds from sale of subsidiary or division, net	—	73,849
Net cash provided by (used in) investing activities	(14,537)	65,248
Cash flows from financing activities:
Net increase (decrease) in deposits	(135,909)	(87,850)
Increase (decrease) in customer repurchase agreements	(758)	(4,737)
Increase (decrease) in Federal Home Loan Bank advances	75,000	(10,000)
Stock option exercises	—	(4)
Purchase of treasury stock	(7,553)	—
Dividends on preferred stock	—	(190)
Net cash provided by (used in) financing activities	(69,220)	(102,781)
Net increase (decrease) in cash and cash equivalents	(62,989)	(28,083)
Cash and cash equivalents at beginning of period	234,939	134,129
Cash and cash equivalents at end of period	$171,950	$106,046

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2019 and 2018

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental cash flow information:
Interest paid	$10,164	$7,562
Income taxes paid, net	$42	$48
Cash paid for operating lease liabilities (See Note 1)	$1,023	$—
Supplemental noncash disclosures:
Loans transferred to OREO	$804	$83
Lease liabilities arising from obtaining right-of-use assets (See Note 1)	$530	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company has three reportable segments consisting of Banking, Factoring, and Corporate. The Company’s Chief Executive Officer uses segment results to make operating and strategic decisions.

Premises and Equipment

The Company leases certain properties and equipment under operating leases. For leases in effect upon adoption of Accounting Standards Update 2016-02, “Leases (Topic 842)” at January 1, 2019 and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.

Certain of the Company’s leases contain options to renew the lease; however, these renewal options are not included in the calculation of the lease liabilities as they are not reasonably certain to be exercised. The Company’s leases do not contain residual value guarantees or material variable lease payments. The Company does not have any material restrictions or covenants imposed by leases that would impact the Company’s ability to pay dividends or cause the Company to incur additional financial obligations.

The Company has made an accounting policy election to not apply the recognition requirements in Topic 842 to short-term leases. The Company has also elected to use the practical expedient to make an accounting policy election for property leases to include both lease and nonlease components as a single component and account for it as a lease.

The Company’s leases are not complex; therefore there were no significant assumptions or judgements made in applying the requirements of Topic 842, including the determination of whether the contracts contained a lease, the allocation of consideration in the contracts between lease and nonlease components, and the determination of the discount rates for the leases.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The new standard was adopted by the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. Adoption of ASU 2016-02 resulted in the recognition of lease liabilities totaling $21,918,000 and the recognition of right-of-use assets totaling $22,123,000 as of the date of adoption. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties. The Company has no finance leases or material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. Adoption of ASU 2016-02 is not expected to materially change the Company’s recognition of lease expense in future periods. See Note 5 – Premises and Equipment for additional disclosures related to leases.

Newly Issued, But Not Yet Effective Accounting Standards

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

Consideration paid included contingent consideration with an acquisition date fair value of $20,000,000. The contingent consideration is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price. Final contingent consideration payout will range from $0 to $22,000,000, and the fair value of the associated liability will be remeasured each reporting period with changes in fair value recorded in noninterest income in the consolidated statements of income. The fair value of the contingent consideration was $21,006,000 at March 31, 2019.

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

NOTE 3 - SECURITIES

Equity Securities With Readily Determinable Fair Values

The Company held equity securities with fair values of $5,183,000 and $5,044,000 at March 31, 2019 and December 31, 2018, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Unrealized gains (losses) on equity securities still held at the reporting date	$139	$(75)
Realized gains (losses) on equity securities sold during the period	—	—
	$139	$(75)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Securities

Debt securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of debt securities and their approximate fair values are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$88,850	$11	$(517)	$88,344
U.S. Treasury notes	1,960	—	(12)	1,948
Mortgage-backed securities, residential	39,691	366	(252)	39,805
Asset backed securities	9,552	1	(37)	9,516
State and municipal	76,371	266	(96)	76,541
CLO securities	58,986	92	(49)	59,029
Corporate bonds	59,034	596	(24)	59,606
SBA pooled securities	4,682	11	(17)	4,676
Total available for sale securities	$339,126	$1,343	$(1,004)	$339,465

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,499	$—	$(1,221)	$7,278

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$93,500	$9	$(861)	$92,648
U.S. Treasury notes	1,956	—	(24)	1,932
Mortgage-backed securities, residential	39,971	222	(457)	39,736
Asset backed securities	10,165	11	(31)	10,145
State and municipal	118,826	175	(550)	118,451
Corporate bonds	68,804	150	(167)	68,787
SBA pooled securities	4,766	5	(47)	4,724
Total available for sale securities	$337,988	$572	$(2,137)	$336,423

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,487	$—	$(1,161)	$7,326

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair value of debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$98,739	$98,551	$—	$—
Due from one year to five years	105,580	105,998	—	—
Due from five years to ten years	16,864	16,872	6,665	5,667
Due after ten years	64,018	64,047	1,834	1,611
	285,201	285,468	8,499	7,278
Mortgage-backed securities, residential	39,691	39,805	—	—
Asset backed securities	9,552	9,516	—	—
SBA pooled securities	4,682	4,676	—	—
	$339,126	$339,465	$8,499	$7,278

Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Proceeds	$37,467	$34,196
Gross gains	$119	$5
Gross losses	$(130)	$(277)

Debt securities with a carrying amount of approximately $67,624,000 and $80,041,000 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

Information pertaining to debt securities with gross unrealized and unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2019	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$4,965	$(1)	$80,393	$(516)	$85,358	$(517)
U.S. Treasury notes	—	—	1,948	(12)	1,948	(12)
Mortgage-backed securities, residential	2,510	(31)	15,851	(221)	18,361	(252)
Asset backed securities	2,843	(7)	4,970	(30)	7,813	(37)
State and municipal	3,442	(14)	8,320	(82)	11,762	(96)
CLO securities	14,684	(49)	—	—	14,684	(49)
Corporate bonds	1,964	(3)	5,140	(21)	7,104	(24)
SBA pooled securities	673	(5)	2,304	(12)	2,977	(17)
	$31,081	$(110)	$118,926	$(894)	$150,007	$(1,004)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
March 31, 2019	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$2,815	$(301)	$4,463	$(920)	$7,278	$(1,221)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$17,203	$(83)	$72,471	$(778)	$89,674	$(861)
U.S. Treasury notes	—	—	1,932	(24)	1,932	(24)
Mortgage-backed securities, residential	9,334	(97)	13,910	(360)	23,244	(457)
Asset backed securities	197	(1)	4,970	(30)	5,167	(31)
State and municipal	31,142	(201)	22,478	(349)	53,620	(550)
Corporate bonds	41,874	(166)	149	(1)	42,023	(167)
SBA pooled securities	2,602	(20)	1,451	(27)	4,053	(47)
	$102,352	$(568)	$117,361	$(1,569)	$219,713	$(2,137)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$2,861	$(242)	$4,465	$(919)	$7,326	$(1,161)

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

At March 31, 2019, the Company had 144 debt securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2019, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the recorded investment and unpaid principal for loans:

	March 31, 2019			December 31, 2018
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$1,093,882	$1,101,549	$(7,667)	$992,080	$999,887	$(7,807)
Construction, land development, land	145,002	148,883	(3,881)	179,591	183,664	(4,073)
1-4 family residential properties	194,067	195,639	(1,572)	190,185	191,852	(1,667)
Farmland	156,299	158,743	(2,444)	170,540	173,583	(3,043)
Commercial	1,117,640	1,120,297	(2,657)	1,114,971	1,118,028	(3,057)
Factored receivables	570,663	572,898	(2,235)	617,791	620,103	(2,312)
Consumer	27,941	28,056	(115)	29,822	29,956	(134)
Mortgage warehouse	307,375	307,375	—	313,664	313,664	—
Total	3,612,869	$3,633,440	$(20,571)	3,608,644	$3,630,737	$(22,093)
Allowance for loan and lease losses	(27,605)			(27,571)
	$3,585,264			$3,581,073

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The difference between the recorded investment and the unpaid principal is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $17,861,000 and $19,514,000 at March 31, 2019 and December 31, 2018, respectively, and (2) net deferred origination and factoring fees totaling $2,710,000 and $2,579,000 at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company had $54,295,000 and $58,566,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $971,582,000 and $847,523,000 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended March 31, 2019	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$4,493	$692	$—	$1	$5,186
Construction, land development, land	1,134	(235)	(78)	85	906
1-4 family residential properties	317	39	(36)	47	367
Farmland	535	43	—	—	578
Commercial	12,865	120	(780)	7	12,212
Factored receivables	7,299	189	(9)	16	7,495
Consumer	615	173	(278)	45	555
Mortgage warehouse	313	(7)	—	—	306
	$27,571	$1,014	$(1,181)	$201	$27,605

(Dollars in thousands)	Beginning				Ending
Three months ended March 31, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$3,435	$33	$—	$—	$3,468
Construction, land development, land	883	107	—	8	998
1-4 family residential properties	293	(48)	—	3	248
Farmland	310	308	—	—	618
Commercial	8,150	1,420	(439)	62	9,193
Factored receivables	4,597	469	(584)	11	4,493
Consumer	783	271	(443)	108	719
Mortgage warehouse	297	(12)	—	—	285
	$18,748	$2,548	$(1,466)	$192	$20,022

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
March 31, 2019	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$7,583	$1,075,768	$10,531	$1,093,882	$532	$4,654	$—	$5,186
Construction, land development, land	1,020	137,186	6,796	145,002	21	885	—	906
1-4 family residential properties	1,427	191,536	1,104	194,067	165	202	—	367
Farmland	6,515	149,064	720	156,299	72	506	—	578
Commercial	12,797	1,103,877	966	1,117,640	1,859	10,349	4	12,212
Factored receivables	8,319	562,344	—	570,663	2,750	4,745	—	7,495
Consumer	397	27,544	—	27,941	9	546	—	555
Mortgage warehouse	—	307,375	—	307,375	—	306	—	306
	$38,058	$3,554,694	$20,117	$3,612,869	$5,408	$22,193	$4	$27,605

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2018	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$7,097	$974,280	$10,703	$992,080	$487	$4,006	$—	$4,493
Construction, land development, land	91	172,709	6,791	179,591	21	1,113	—	1,134
1-4 family residential properties	2,333	186,664	1,188	190,185	125	192	—	317
Farmland	7,424	162,735	381	170,540	72	463	—	535
Commercial	17,153	1,096,813	1,005	1,114,971	1,958	10,903	4	12,865
Factored receivables	6,759	611,032	—	617,791	1,968	5,331	—	7,299
Consumer	355	29,467	—	29,822	22	593	—	615
Mortgage warehouse	—	313,664	—	313,664	—	313	—	313
	$41,212	$3,547,364	$20,068	$3,608,644	$4,653	$22,914	$4	$27,571

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from these tables.

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
March 31, 2019	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$5,717	$5,747	$532	$1,866	$1,876
Construction, land development, land	91	91	21	929	1,032
1-4 family residential properties	265	248	165	1,162	1,280
Farmland	914	900	72	5,601	5,844
Commercial	4,628	4,644	1,859	8,169	8,365
Factored receivables	8,319	8,319	2,750	—	—
Consumer	26	24	9	371	371
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$20,031	$20,028	$5,412	$18,098	$18,768

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2018	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$5,610	$5,614	$487	$1,487	$1,520
Construction, land development, land	91	91	21	—	—
1-4 family residential properties	225	216	125	2,108	2,255
Farmland	914	900	72	6,510	6,979
Commercial	5,235	5,254	1,958	11,918	12,089
Factored receivables	6,759	6,759	1,968	—	—
Consumer	63	57	22	292	296
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$18,968	$18,946	$4,657	$22,315	$23,139

The following table presents average impaired loans and interest recognized on impaired loans:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$7,340	$—	$947	$—
Construction, land development, land	555	—	137	—
1-4 family residential properties	1,880	1	2,485	2
Farmland	6,969	45	3,977	7
Commercial	14,975	52	27,657	490
Factored receivables	7,539	—	4,234	—
Consumer	376	—	406	1
Mortgage warehouse	—	—	—	—
PCI	71	—	—	—
	$39,705	$98	$39,843	$500

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
March 31, 2019	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$2,320	$—	$7,583	$9,903
Construction, land development, land	120	—	1,020	1,140
1-4 family residential properties	1,298	142	1,349	2,789
Farmland	870	—	3,077	3,947
Commercial	8,464	—	10,468	18,932
Factored receivables	38,122	3,821	—	41,943
Consumer	936	—	397	1,333
Mortgage warehouse	—	—	—	—
PCI	11	—	4,082	4,093
	$52,141	$3,963	$27,976	$84,080

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2018	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$2,625	$397	$7,096	$10,118
Construction, land development, land	1,003	—	91	1,094
1-4 family residential properties	2,103	—	1,588	3,691
Farmland	308	—	4,059	4,367
Commercial	3,728	999	14,071	18,798
Factored receivables	41,135	2,152	—	43,287
Consumer	1,005	11	355	1,371
Mortgage warehouse	—	—	—	—
PCI	788	—	3,525	4,313
	$52,695	$3,559	$30,785	$87,039

The following table presents information regarding nonperforming loans:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Nonaccrual loans(1)	$27,976	$30,785
Factored receivables greater than 90 days past due	3,821	2,152
Troubled debt restructurings accruing interest	2,408	3,117
	$34,205	$36,054
(1)	Includes troubled debt restructurings of $2,971,000 and $3,730,000 at March 31, 2019 and December 31, 2018, respectively.

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

Pass – Pass rated loans have low to average risk and are not otherwise classified.

Classified – Classified loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Certain classified loans have the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

PCI – At acquisition, PCI loans had the characteristics of classified loans and it was probable, at acquisition, that all contractually required principal and interest payments would not be collected. The Company evaluates these loans on a projected cash flow basis with this evaluation performed quarterly.

As of March 31, 2019 and December 31, 2018, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
March 31, 2019	Pass	Classified	PCI	Total
Commercial real estate	$1,079,042	$4,309	$10,531	$1,093,882
Construction, land development, land	137,186	1,020	6,796	145,002
1-4 family residential	191,364	1,599	1,104	194,067
Farmland	147,671	7,908	720	156,299
Commercial	1,100,564	16,110	966	1,117,640
Factored receivables	563,145	7,518	—	570,663
Consumer	27,539	402	—	27,941
Mortgage warehouse	307,375	—	—	307,375
	$3,553,886	$38,866	$20,117	$3,612,869

(Dollars in thousands)
December 31, 2018	Pass	Classified	PCI	Total
Commercial real estate	$977,548	$3,829	$10,703	$992,080
Construction, land development, land	172,709	91	6,791	179,591
1-4 family residential	187,251	1,746	1,188	190,185
Farmland	161,565	8,594	381	170,540
Commercial	1,093,759	20,207	1,005	1,114,971
Factored receivables	612,577	5,214	—	617,791
Consumer	29,461	361	—	29,822
Mortgage warehouse	313,664	—	—	313,664
	$3,548,534	$40,042	$20,068	$3,608,644

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $5,379,000 and $6,847,000 as of March 31, 2019 and December 31, 2018, respectively. The Company had allocated specific allowances for these loans of $331,000 and $286,000 at March 31, 2019 and December 31, 2018, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the three months ended March 31, 2019 and 2018. The Company did not grant principal reductions or interest rate concessions on any restructured loans.

	Extended
	Amortization	Payment	Total	Number of
(Dollars in thousands)	Period	Deferrals	Modifications	Loans
March 31, 2019
Commercial	$—	$84	$84	2
March 31, 2018
1-4 family residential properties	$110	$—	$110	3
Commercial	75	—	75	2
	$185	$—	$185	5

During the three months ended March 31, 2019, the Company had one relationship consisting of seven loans modified as a troubled debt restructuring with a recorded investment of $688,000 for which there was a payment default within twelve months following the modification. During the three months ended March 31, 2018, the Company had one loan modified as a troubled debt restructuring with a recorded investment of $156,000 for which there was a payment default within twelve months following the modification. Default is determined at 90 or more days past due.

Residential Real Estate Loans In Process of Foreclosure

At March 31, 2019, the Company had $748,000 in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans are as follows:

	March 31,	December 31,
	2019	2018
Contractually required principal and interest:
Real estate loans	$22,643	$22,644
Commercial loans	4,021	4,078
Outstanding contractually required principal and interest	$26,664	$26,722
Gross carrying amount included in loans receivable	$20,117	$20,068

The changes in accretable yield in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended March 31,
	2019	2018
Accretable yield, beginning balance	$5,711	$2,793
Additions	—	—
Accretion	(411)	(384)
Reclassification from nonaccretable to accretable yield	—	33
Disposals	(17)	—
Accretable yield, ending balance	$5,283	$2,442

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases. At March 31, 2019, the Company had lease liabilities totaling $21,609,000 and right-of-use assets totaling $21,793,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the three months ended March 31, 2019, the weighted average remaining lease term for operating leases was 6.7 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.4%.

Lease costs were as follows:

Three Months Ended
(Dollars in thousands)	March 31, 2019
Operating lease cost	$1,053
Short-term lease cost	—
Variable lease cost	114
Total lease cost	$1,167

Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $599,000.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2019. At March 31, 2019, the Company had leases that had not yet commenced, but will create approximately $1,500,000 of additional lease liabilities and right-of-use assets for the Company.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	March 31, 2019
Lease payments due:
Within one year	$3,899
After one but within two years	4,104
After two but within three years	3,761
After three but within four years	3,385
After four but within five years	2,970
After five years	6,181
Total undiscounted cash flows	24,300
Discount on cash flows	(2,691)
Total lease liability	$21,609

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Goodwill	$158,743	$158,743

	March 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$43,578	$(17,829)	$25,749	$43,578	$(16,266)	$27,312
Other intangible assets	15,700	(3,177)	12,523	15,700	(2,338)	13,362
	$59,278	$(21,006)	$38,272	$59,278	$(18,604)	$40,674

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in goodwill and intangible assets are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Beginning balance	$199,417	$63,778
Acquired goodwill, measurement period adjustment	—	1,680
Acquired intangibles	—	15
Divestiture	—	(433)
Amortization of intangibles	(2,402)	(1,117)
Ending balance	$197,015	$63,923

NOTE 7 – Variable Interest Entities

Collateralized Loan Obligation Funds – Closed

The Company holds investments in the subordinated notes of the following closed CLO funds:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $8,499,000 and $8,487,000 at March 31, 2019 and December 31, 2018, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$207,197	$318,911	$526,108	$69,053	$433,667	$502,720
Standby letters of credit	1,807	4,063	5,870	2,285	3,931	6,216
Mortgage warehouse commitments	—	306,508	306,508	—	266,458	266,458

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

The Company records an allowance for loan and lease losses on off-balance sheet lending-related commitments through a charge to other noninterest expense on the Company’s consolidated statements of income. At March 31, 2019 and December 31, 2018, the allowance for loan and lease losses on off-balance sheet lending-related commitments totaled $537,000 and $538,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

In addition to the commitments above, the Company had overdraft protection available in the amounts of $2,776,000 and $3,087,000 at March 31, 2019 and December 31, 2018, respectively.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 15 of the Company’s 2018 Form 10-K.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2019	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$88,344	$—	$88,344
U.S. Treasury notes	—	1,948	—	1,948
Mortgage-backed securities, residential	—	39,805	—	39,805
Asset backed securities	—	9,516	—	9,516
State and municipal	—	76,541	—	76,541
CLO securities	—	59,029	—	59,029
Corporate bonds	—	59,606	—	59,606
SBA pooled securities	—	4,676	—	4,676
	$—	$339,465	$—	$339,465

Equity securities
Mutual fund	$5,183	$—	$—	$5,183

Loans held for sale	$—	$610	$—	$610

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$21,006	$21,006

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$92,648	$—	$92,648
U.S. Treasury notes	—	1,932	—	1,932
Mortgage-backed securities, residential	—	39,736	—	39,736
Asset backed securities	—	10,145	—	10,145
State and municipal	—	118,451	—	118,451
Corporate bonds	—	68,787	—	68,787
SBA pooled securities	—	4,724	—	4,724
	$—	$336,423	$—	$336,423

Equity securities
Mutual fund	$5,044	$—	$—	$5,044

Loans held for sale	$—	$2,106	$—	$2,106

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$20,745	$20,745

There were no transfers between levels during 2019 or 2018.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 2, 2018, the Company acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s (“ICC”) accounts receivable factoring business and other related financial services. Consideration for the acquisition included contingent consideration, which is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition. The index is calculated by a third party data analytics firm and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period after closing, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price, with a payout ranging from $0 to $22,000,000. The fair value of the contingent consideration is calculated each reporting period, and changes in the fair value of the contingent consideration are recorded in noninterest income in the consolidated statements of income. At March 31, 2019 and December 31, 2018, the ICC contingent consideration liability was the only recurring fair value measurement with Level 3 unobservable inputs. At March 31, 2019 and December 31, 2018, the fair value calculation of the contingent consideration resulted in a payout of $22,000,000, and discount rates of 2.6% and 2.9%, respectively, were applied to calculate the present value of the contingent consideration. A reconciliation of the opening balance to the closing balance of the fair value of the contingent consideration is as follows:

Three Months Ended
(Dollars in thousands)	March 31, 2019
Beginning balance	$20,745
Contingent consideration recognized in business combination	—
Change in fair value of contingent consideration recognized in earnings	261
Consideration settlement payments	—
Ending balance	$21,006

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2019	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$5,185	$5,185
Construction, land development, land	—	—	70	70
1-4 family residential properties	—	—	100	100
Farmland	—	—	842	842
Commercial	—	—	2,769	2,769
Factored receivables	—	—	5,569	5,569
Consumer	—	—	17	17
PCI	—	—	67	67
Other real estate owned (1)
Commercial real estate	—	—	58	58
1-4 family residential properties	—	—	22	22
	$—	$—	$14,699	$14,699

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$5,123	$5,123
Construction, land development, land	—	—	70	70
1-4 family residential properties	—	—	100	100
Farmland	—	—	842	842
Commercial	—	—	3,277	3,277
Factored receivables	—	—	4,791	4,791
Consumer	—	—	41	41
PCI	—	—	67	67
Other real estate owned (1)
Commercial real estate	—	—	1,095	1,095
	$—	$—	$15,406	$15,406

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
March 31, 2019	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$171,950	$171,950	$—	$—	$171,950
Securities - held to maturity	8,499	—	—	7,278	7,278
Loans not previously presented, gross	3,592,838	—	—	3,567,297	3,567,297
FHLB stock	21,191	N/A	N/A	N/A	N/A
Accrued interest receivable	19,035	19,035	—	—	19,035

Financial liabilities:
Deposits	3,314,440	—	3,309,683	—	3,309,683
Customer repurchase agreements	3,727	—	3,727	—	3,727
Federal Home Loan Bank advances	405,000	—	405,000	—	405,000
Subordinated notes	48,956	—	52,500	—	52,500
Junior subordinated debentures	39,200	—	41,000	—	41,000
Accrued interest payable	8,368	8,368	—	—	8,368

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2018	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$234,939	$234,939	$—	$—	$234,939
Securities - held to maturity	8,487	—	—	7,326	7,326
Loans not previously presented, gross	3,589,676	—	—	3,505,724	3,505,724
FHLB stock	15,943	N/A	N/A	N/A	N/A
Accrued interest receivable	19,094	19,094	—	—	19,094

Financial liabilities:
Deposits	3,450,349	—	3,440,570	—	3,440,570
Customer repurchase agreements	4,485	—	4,485	—	4,485
Federal Home Loan Bank advances	330,000	—	330,000	—	330,000
Subordinated notes	48,929	—	50,500	—	50,500
Junior subordinated debentures	39,083	—	40,808	—	40,808
Accrued interest payable	6,722	6,722	—	—	6,722

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2019 and December 31, 2018, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2019 and December 31, 2018, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2019 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$564,354	13.6%	$331,473	8.0%	N/A	N/A
TBK Bank, SSB	$515,835	12.8%	$322,160	8.0%	$402,700	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$487,256	11.8%	$248,606	6.0%	N/A	N/A
TBK Bank, SSB	$487,700	12.1%	$241,621	6.0%	$322,161	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$448,056	10.8%	$186,453	4.5%	N/A	N/A
TBK Bank, SSB	$487,700	12.1%	$181,216	4.5%	$261,756	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$487,256	11.3%	$172,189	4.0%	N/A	N/A
TBK Bank, SSB	$487,700	11.4%	$170,878	4.0%	$213,598	5.0%

As of December 31, 2018
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$552,398	13.4%	$330,970	8.0%	N/A	N/A
TBK Bank, SSB	$496,526	12.4%	$320,856	8.0%	$401,071	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$475,359	11.5%	$248,227	6.0%	N/A	N/A
TBK Bank, SSB	$468,500	11.7%	$240,642	6.0%	$320,856	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$436,276	10.5%	$186,170	4.5%	N/A	N/A
TBK Bank, SSB	$468,500	11.7%	$180,482	4.5%	$260,696	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$475,359	11.1%	$171,619	4.0%	N/A	N/A
TBK Bank, SSB	$468,500	11.0%	$170,092	4.0%	$212,615	5.0%
Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

Beginning in January 2016, the implementation of the capital conservation buffer set forth by the Basel III regulatory capital framework was effective for the Company starting at 0.625% of risk weighed assets above the minimum risk based capital ratio requirements and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. The capital conservation buffer was 2.5% and 1.875% at March 31, 2019 and December 31, 2018, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At March 31, 2019 and December 31, 2018, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

Common Stock

	March 31, 2019	December 31, 2018
Shares authorized	50,000,000	50,000,000
Shares issued	27,062,062	27,053,999
Treasury shares	(352,651)	(104,063)
Shares outstanding	26,709,411	26,949,936
Par value per share	$0.01	$0.01

Common Stock Offering

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

Stock Repurchase Program

On October 29, 2018, the Company announced that its board of directors had authorized the repurchase of up to $25,000,000 of its outstanding common stock in open market transactions or through privately negotiated transactions. During the three months ended March 31, 2019, the Company repurchased 247,312 shares into treasury stock at an average price of $30.51. No repurchases were made under this program during the three months ended March 31, 2018.

Preferred Stock

The Company has 50,000 shares of Preferred Stock Series A and 115,000 shares of Preferred Stock Series B authorized to be issued.

On October 26, 2018, the 45,500 Preferred Stock Series A shares outstanding with a liquidation value of $4,550,000 were converted to 315,773 shares of common stock at the option of the holders at their preferred to common stock conversion ratio of 6.94008, and the 51,076 Preferred Stock Series B shares outstanding with a liquidation value of $5,108,000 were converted to 354,463 shares of common stock at the option of the holders at their preferred to common stock conversion ratio of 6.94008.

There were no preferred shares issued or outstanding at December 31, 2018 or March 31, 2019.

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $911,000 and $486,000 for the three months ended March 31, 2019 and 2018, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the three months ended March 31, 2019 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2019	101,213	$31.47
Granted	8,063	31.25
Vested	(7,028)	30.88
Forfeited	(1,276)	30.65
Nonvested at March 31, 2019	100,972	$31.50

RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years, but vesting periods may vary. Compensation expense for RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. At March 31, 2019, there was $1,417,000 of unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.69 years.

Restricted Stock Units

A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2019 were as follows:

		Weighted Average
		Grant Date
Nonvested RSUs	Shares	Fair Value
Nonvested at January 1, 2019	59,658	$38.75
Granted	—	—
Vested	—	—
Forfeited	(1,258)	38.75
Nonvested at March 31, 2019	58,400	$38.75

RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. At March 31, 2019, there was $1,848,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 4.09 years.

Performance Stock Units

A summary of changes in the Company’s nonvested Performance Stock Units (“PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2019 were as follows:

		Weighted Average
		Grant Date
Nonvested PSUs	Shares	Fair Value
Nonvested at January 1, 2019	59,658	$38.57
Granted	—	—
Vested	—	—
Forfeited	(1,258)	38.57
Nonvested at March 31, 2019	58,400	$38.57

PSUs granted to employees under the Omnibus Incentive Plan vest after five years. The number of shares issued upon vesting will range from 0% to 175% of the PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of a specified group of peer banks. Compensation expense for the PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of PSUs granted is estimated using a Monte Carlo simulation. Expected volatilities are determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period is derived from the Treasury constant maturities yield curve on the valuation date.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2019, there was $1,839,000 of unrecognized compensation cost related to the nonvested PSUs. The cost is expected to be recognized over a remaining period of 4.09 years.

Stock Options

A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the three months ended March 31, 2019 were as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2019	231,467	$23.43
Granted	—	—
Exercised	—	—
Forfeited or expired	(3,082)	28.78
Outstanding at March 31, 2019	228,385	$23.36	7.68	$1,852

Fully vested shares and shares expected to vest at March 31, 2019	228,385	$23.36	7.68	$1,852

Shares exercisable at March 31, 2019	75,550	$17.73	7.09	$881

Information related to the stock options for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2019	2018
Aggregate intrinsic value of options exercised	$—	$10
Cash received from option exercises	$—	$—
Tax benefit realized from option exercises	$—	$2
Weighted average fair value of options granted	$—	$—

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

At March 31, 2019, there was $496,000 of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a remaining weighted average period of 2.68 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Basic
Net income to common stockholders	$14,788	$11,878
Weighted average common shares outstanding	26,679,724	20,721,363
Basic earnings per common share	$0.55	$0.57
Diluted
Net income to common stockholders	$14,788	$11,878
Dilutive effect of preferred stock	—	190
Net income to common stockholders - diluted	$14,788	$12,068
Weighted average common shares outstanding	26,679,724	20,721,363
Dilutive effects of:
Assumed conversion of Preferred A	—	315,773
Assumed conversion of Preferred B	—	354,471
Assumed exercises of stock options	64,166	83,872
Restricted stock awards	49,795	85,045
Restricted stock units	—	—
Performance stock units	—	—
Average shares and dilutive potential common shares	26,793,685	21,560,524
Diluted earnings per common share	$0.55	$0.56

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended March 31,
	2019	2018
Shares assumed to be converted from Preferred Stock Series A	—	—
Shares assumed to be converted from Preferred Stock Series B	—	—
Stock options	50,752	—
Restricted stock awards	13,290	—
Restricted stock units	58,400	—
Performance stock units	58,400	—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – BUSINESS SEGMENT INFORMATION

The following table presents the Company’s operating segments. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2018 Form 10-K. Transactions between segments consist primarily of borrowed funds. Beginning in 2019, intersegment interest expense is allocated to the Factoring segment based on Federal Home Loan Bank advance rates.  Prior to 2019, intersegment interest was calculated based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s allowance for loan loss determination. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC. General factoring services not originated through TBC are included in the Banking segment.

(Dollars in thousands)
Three Months Ended March 31, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$49,121	$23,803	$340	$73,264
Intersegment interest allocations	2,638	(2,638)	—	—
Total interest expense	10,354	—	1,599	11,953
Net interest income (expense)	41,405	21,165	(1,259)	61,311
Provision for loan losses	954	136	(76)	1,014
Net interest income after provision	40,451	21,029	(1,183)	60,297
Noninterest income	6,297	1,077	164	7,538
Noninterest expense	34,385	13,295	886	48,566
Operating income (loss)	$12,363	$8,811	$(1,905)	$19,269

(Dollars in thousands)
Three Months Ended March 31, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$38,905	$14,780	$433	$54,118
Intersegment interest allocations	2,932	(2,932)	—	—
Total interest expense	5,554	—	1,434	6,988
Net interest income (expense)	36,283	11,848	(1,001)	47,130
Provision for loan losses	2,144	393	11	2,548
Net interest income after provision	34,139	11,455	(1,012)	44,582
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	3,588	590	(77)	4,101
Noninterest expense	26,538	6,854	650	34,042
Operating income (loss)	$12,260	$5,191	$(1,739)	$15,712

(Dollars in thousands)
March 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,448,216	$614,690	$741,736	$(1,274,859)	$4,529,783
Gross loans held for investment	$3,517,939	$534,420	$1,760	$(441,250)	$3,612,869

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans held for investment	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services as well as commercial finance product lines focused on businesses that require specialized financial solutions. Our banking operations include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines include accounts receivable factoring, asset based lending, equipment lending and premium finance products offered on a nationwide basis. As of March 31, 2019, we had consolidated total assets of $4.530 billion, total loans held for investment of $3.613 billion, total deposits of $3.314 billion and total stockholders’ equity of $646.2 million.

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector, and our asset based lending, equipment finance, and premium finance products. Our aggregate outstanding balances for these products decreased $69.3 million, or 5.5%, to $1.187 billion as of March 31, 2019, primarily as a result of a decrease in our ending period factored receivables balance as well as a decrease in our asset based lending portfolio.

The following table sets forth our commercial finance product lines:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Commercial finance
Equipment	$364,447	$352,037
Asset based lending (general)	174,447	214,110
Premium finance	77,389	72,302
Factored receivables	570,663	617,791
Total commercial finance loans	$1,186,946	$1,256,240

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. We have determined our reportable segments are Banking, Factoring, and Corporate. For the three months ended March 31, 2019, our Banking segment generated 68% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 31% of our total revenue, and our Corporate segment generated 1% of our total revenue.

First Quarter 2019 Overview

Net income available to common stockholders for the three months ended March 31, 2019 was $14.8 million, or $0.55 per diluted share, compared to net income available to common stockholders for the three months ended March 31, 2018 of $11.9 million, or $0.56 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $11.1 million, or $0.52 per diluted share, for the three months ended March 31, 2018.  There were no merger and acquisition related activities during the three months ended March 31, 2019. For the three months ended March 31, 2019, our return on average common equity was 9.30% and our return on average assets was 1.33%.

At March 31, 2019, we had total assets of $4.530 billion, including gross loans held for investment of $3.613 billion, compared to $4.560 billion of total assets and $3.609 billion of gross loans held for investment at December 31, 2018. Organic loan growth totaled $4.2 million during the three months ended March 31, 2019. Our commercial finance product lines decreased from $1,256.2 million in aggregate as of December 31, 2018 to $1.187 billion as of March 31, 2019, a decrease of 5.5%, and constitute 33% of our total loan portfolio at March 31, 2019.

At March 31, 2019, we had total liabilities of $3.884 billion, including total deposits of $3.314 billion, compared to $3.923 billion of total liabilities and $3.450 billion of total deposits at December 31, 2018. Deposits decreased $135.9 million during the three months ended March 31, 2019.

At March 31, 2019, we had total stockholders' equity of $646.2 million. During the three months ended March 31, 2019, total stockholders’ equity increased $9.6 million, primarily due to our net income for the period, offset in part by common stock repurchased during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 11.76% and 13.62%, respectively, at March 31, 2019.

At March 31, 2019, there were 130 clients utilizing the TriumphPay platform, which is an increase of 17 clients, or 15.0%. For the quarter ended March 31, 2019, TriumphPay processed 114,066 invoices paying 22,932 distinct carriers a total of $141.0 million.

2019 Items of Note

Stock Repurchase Program

 On October 29, 2018, the Company announced that its board of directors had authorized the repurchase of up to $25.0 million of its outstanding common stock in open market transactions or through privately negotiated transactions. No repurchases were made under this program during the year ended December 31, 2018; however, during the three months ended March 31, 2019, we repurchased 247,312 shares into treasury stock under our stock repurchase program at an average price of $30.51, for a total of $7.6 million.

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

Financial Highlights

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2019	2018
Income Statement Data:
Interest income	$73,264	$54,118
Interest expense	11,953	6,988
Net interest income	61,311	47,130
Provision for loan losses	1,014	2,548
Net interest income after provision	60,297	44,582
Gain on sale of subsidiary or division	—	1,071
Other noninterest income	7,538	4,101
Noninterest income	7,538	5,172
Noninterest expense	48,566	34,042
Net income before income taxes	19,269	15,712
Income tax expense	4,481	3,644
Net income	14,788	12,068
Dividends on preferred stock	—	(190)
Net income available to common stockholders	$14,788	$11,878

Per Share Data:
Basic earnings per common share	$0.55	$0.57
Diluted earnings per common share	$0.55	$0.56
Weighted average shares outstanding - basic	26,679,724	20,721,363
Weighted average shares outstanding - diluted	26,793,685	21,560,524

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.55	$0.52
Adjusted weighted average shares outstanding - diluted	26,793,685	21,560,524

Performance ratios - Annualized:
Return on average assets	1.33%	1.43%
Return on average total equity	9.30%	12.20%
Return on average common equity	9.30%	12.30%
Return on average tangible common equity (1)	13.43%	14.75%
Yield on loans(2)	7.99%	7.65%
Cost of interest bearing deposits	1.24%	0.86%
Cost of total deposits	0.99%	0.68%
Cost of total funds	1.28%	0.95%
Net interest margin(2)	6.15%	6.06%
Efficiency ratio	70.54%	65.09%
Adjusted efficiency ratio (1)	70.54%	66.45%
Net noninterest expense to average assets	3.70%	3.43%
Adjusted net noninterest expense to average assets (1)	3.70%	3.56%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2019	2018
Balance Sheet Data:
Total assets	$4,529,783	$4,559,779
Cash and cash equivalents	171,950	234,939
Investment securities	353,147	349,954
Loans held for investment, net	3,585,264	3,581,073
Total liabilities	3,883,567	3,923,172
Noninterest bearing deposits	667,597	724,527
Interest bearing deposits	2,646,843	2,725,822
FHLB advances	405,000	330,000
Subordinated notes	48,956	48,929
Junior subordinated debentures	39,200	39,083
Total stockholders’ equity	646,216	636,607

Per Share Data:
Book value per share	$24.19	$23.62
Tangible book value per share (1)	$16.82	$16.22
Shares outstanding end of period	26,709,411	26,949,936

Asset Quality ratios(3):
Past due to total loans	2.33%	2.41%
Nonperforming loans to total loans	0.95%	1.00%
Nonperforming assets to total assets	0.84%	0.84%
ALLL to nonperforming loans	80.70%	76.47%
ALLL to total loans	0.76%	0.76%
Net charge-offs to average loans(4)	0.03%	0.23%

Capital ratios:
Tier 1 capital to average assets	11.32%	11.08%
Tier 1 capital to risk-weighted assets	11.76%	11.49%
Common equity Tier 1 capital to risk-weighted assets	10.81%	10.55%
Total capital to risk weighted assets	13.62%	13.35%
Total stockholders' equity to total assets	14.27%	13.96%
Tangible common stockholders' equity ratio (1)	10.37%	10.03%

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

(2)	Performance ratios include discount accretion on purchased loans for the periods presented as follows:
	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Loan discount accretion	$1,557	$1,977
(3)	Asset quality ratios exclude loans held for sale.
(4)	Net charge-offs to average loans ratios are for the three months ended March 31, 2019 and the year ended December 31, 2018.

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

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2019	2018
Net income available to common stockholders	$14,788	$11,878
Gain on sale of subsidiary or division	—	(1,071)
Tax effect of adjustments	—	248
Adjusted net income available to common stockholders	$14,788	$11,055
Dilutive effect of convertible preferred stock	—	190
Adjusted net income available to common stockholders - diluted	$14,788	$11,245

Weighted average shares outstanding - diluted	26,793,685	21,560,524
Adjusted effects of assumed preferred stock conversion	—	—
Adjusted weighted average shares outstanding - diluted	26,793,685	21,560,524
Adjusted diluted earnings per common share	$0.55	$0.52

Net income available to common stockholders	$14,788	$11,878
Average tangible common equity	446,571	326,614
Return on average tangible common equity	13.43%	14.75%

Adjusted efficiency ratio:
Net interest income	$61,311	$47,130
Noninterest income	7,538	5,172
Operating revenue	68,849	52,302
Gain on sale of subsidiary or division	—	(1,071)
Adjusted operating revenue	$68,849	$51,231
Total noninterest expense	$48,566	$34,042
Adjusted efficiency ratio	70.54%	66.45%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$48,566	$34,042
Total noninterest income	7,538	5,172
Gain on sale of subsidiary or division	—	(1,071)
Adjusted noninterest income	7,538	4,101
Adjusted net noninterest expenses	$41,028	$29,941
Average Total Assets	$4,501,760	$3,410,883
Adjusted net noninterest expense to average assets ratio	3.70%	3.56%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2019	2018
Total stockholders' equity	$646,216	$636,607
Goodwill and other intangibles	(197,015)	(199,417)
Tangible common stockholders' equity	$449,201	$437,190
Common shares outstanding	26,709,411	26,949,936
Tangible book value per share	$16.82	$16.22

Total assets at end of period	$4,529,783	$4,559,779
Goodwill and other intangibles	(197,015)	(199,417)
Adjusted total assets at period end	$4,332,768	$4,360,362
Tangible common stockholders' equity ratio	10.37%	10.03%

Results of Operations

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Net Income

We earned net income of $14.8 million for the three months ended March 31, 2019 compared to $12.1 million for the three months ended March 31, 2018, an increase of $2.7 million.

As discussed in the First Quarter 2019 Overview above, there were no merger and acquisition related activities during the three months ended March 31, 2019 and therefore, no adjustments were made to net income to arrive at an adjusted net income for the period. The results for the three months ended March 31, 2018 were impacted by our sale of THF, which resulted in a pre-tax gain on sale in the amount of $1.1 million included in noninterest income. Excluding the impact of the THF sale transaction, we earned adjusted net income of $11.1 million for the three months ended March 31, 2018 compared to $14.8 million for the three months ended March 31, 2019, an increase of $3.7 million.  The adjusted increase was primarily the result of a $14.2 million increase in net interest income, a $1.5 million decrease in the provision for loan losses and a $3.5 million increase in adjusted noninterest income offset by a $14.4 million increase in noninterest expense and a $1.1 million increase in adjusted income tax expense.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended March 31,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$126,372	$778	2.50%	$131,723	$517	1.59%
Taxable securities	275,642	2,169	3.19%	179,395	1,057	2.39%
Tax-exempt securities	88,667	475	2.17%	59,029	253	1.74%
FHLB stock	17,860	192	4.36%	16,311	105	2.61%
Loans (1)	3,535,043	69,650	7.99%	2,766,859	52,186	7.65%
Total interest earning assets	4,043,584	73,264	7.35%	3,153,317	54,118	6.96%
Noninterest earning assets:
Cash and cash equivalents	91,218			59,496
Other noninterest earning assets	366,958			198,070
Total assets	$4,501,760			$3,410,883
Interest bearing liabilities:
Deposits:
Interest bearing demand	$606,096	$374	0.25%	$390,001	$188	0.20%
Individual retirement accounts	113,636	405	1.45%	106,893	310	1.18%
Money market	408,953	1,331	1.32%	282,697	377	0.54%
Savings	370,067	123	0.13%	239,707	30	0.05%
Certificates of deposit	834,515	3,965	1.93%	813,244	2,584	1.29%
Brokered deposits	353,829	2,020	2.32%	186,390	788	1.71%
Total interest bearing deposits	2,687,096	8,218	1.24%	2,018,932	4,277	0.86%
Subordinated notes	48,940	839	6.95%	48,839	837	6.95%
Junior subordinated debentures	39,125	760	7.88%	38,672	597	6.26%
Other borrowings	336,667	2,136	2.57%	342,426	1,277	1.51%
Total interest bearing liabilities	3,111,828	11,953	1.56%	2,448,869	6,988	1.16%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	679,538			545,118
Other liabilities	65,434			15,709
Total equity	644,960			401,187
Total liabilities and equity	$4,501,760			$3,410,883
Net interest income		$61,311			$47,130
Interest spread (2)			5.79%			5.80%
Net interest margin (3)			6.15%			6.06%
(1)	Balance totals include nonaccrual loans.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Average community banking	$2,340,295	$1,816,921
Average commercial finance(1)	1,194,748	949,938
Average total loans	$3,535,043	$2,766,859
Community banking yield	5.87%	5.81%
Commercial finance yield(1)	12.15%	11.17%
Total loan yield	7.99%	7.65%
(1)	Includes loans held for sale for the three months ended March 31, 2018.

We earned net interest income of $61.3 million for the three months ended March 31, 2019 compared to $47.1 million for the three months ended March 31, 2018, an increase of $14.2 million, or 30.1%, primarily driven by the following factors.

Interest income increased $19.1 million, or 35.4% as a result of an increase in total average interest earning assets of $890 million, or 28.2%, which was attributable to the impact of the FBD and SCC acquisitions which closed subsequent to March 31, 2018 and contributed a combined $287.8 million of loans and $270.7 million of securities. The increase is also attributable to growth in our factored receivable operations as a result of the ICC acquisition and organic factored receivables growth. Additional interest income also resulted from organic growth in our loan portfolio. The average balance of our higher yielding commercial finance loans increased $244.8 million, or 25.8%, from $949.9 million for the three months ended March 31, 2018 to $1.195 billion for the three months ended March 31, 2019 as a result of the continued execution of our growth strategy for such products. Our average mortgage warehouse lending balance was $235.5 million for the quarter compared to $187.5 million for the three months ended March 31, 2018. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period as well as the aforementioned acquisitions of FBD and SCC.

A component of interest income consists of discount accretion on acquired loan portfolios.  We recognized discount accretion on purchased loans of $1.6 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.  Subject to future acquisitions, we anticipate that the contribution of this discount accretion to our interest income will continue to decline over time, but we expect that any resulting decreases in aggregate yield on our loan portfolio will be offset in part by continued growth in our higher yielding specialized commercial finance product lines.

Interest expense increased $5.0 million or 71.1% as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $668 million, or 33.1%, primarily due to a combined $674.7 million of customer deposits assumed in the FBD and SCC acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  We decreased our use of other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the decrease in the average balance was more than offset by an increase in average rate.

Net interest margin increased to 6.15% for the three months ended March 31, 2019 from 6.06% for the three months ended March 31, 2018, an increase of 9 basis points or 1.5%.

The increase in our net interest margin primarily resulted from an increase in yields on our interest earning assets.  Our average yield on interest earning assets increased 39 basis points to 7.35% for the three months ended March 31, 2019 from 6.96% for the three months ended March 31, 2018, primarily due to a change in the mix within our loan portfolio period over period.  The average commercial finance products as a percentage of the average total portfolio decreased from 34.3% for the three months ended March 31, 2018 to 33.8% for the three months ended March 31, 2019 however, higher yielding average factored receivables as a percentage of the average total commercial finance portfolio increased from 38.9% at March 31, 2018 to 48.0% at March 31, 2019 contributing to the increase in yields on our interest earning assets.  The increased yield resulting from the change in the mix of our loan portfolio was negatively impacted by a change in our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances. These transportation factoring balances decreased as a percentage of the overall factoring portfolio to 76% at March 31, 2019 compared to 80% at March 31, 2018.

Also impacting our net interest margin was an increase in our average cost of interest bearing liabilities of 40 basis points. This increase was caused by an increased use of higher rate certificates of deposit and brokered deposits to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the macro economy. This increase was partially offset by a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the FBD and SCC acquisitions.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities:

	Three Months Ended
	March 31, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$294	$(33)	$261
Taxable securities	355	757	1,112
Tax-exempt securities	63	159	222
FHLB stock	70	17	87
Loans	2,329	15,135	17,464
Total interest income	3,111	16,035	19,146
Interest bearing liabilities:
Interest bearing demand	53	133	186
Individual retirement accounts	71	24	95
Money market	543	411	954
Savings	50	43	93
Certificates of deposit	1,280	101	1,381
Brokered deposits	276	956	1,232
Total interest bearing deposits	2,273	1,668	3,941
Subordinated notes	—	2	2
Junior subordinated debentures	154	9	163
Other borrowings	896	(37)	859
Total interest expense	3,323	1,642	4,965
Change in net interest income	$(212)	$14,393	$14,181

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

Our ALLL was $27.6 million at March 31, 2019 and December 31, 2018, representing an ALLL to total loans ratio of 0.76% at the end of each period.

Our provision for loan losses was $1.0 million for the three months ended March 31, 2019 compared to $2.5 million for the three months ended March 31, 2018, a decrease of $1.5 million, or 60.0%.

The decreased provision for loan losses was primarily the result of a decrease in loan growth period over period. During the three months ended March 31, 2019, outstanding loans increased $4.2 million from December 31, 2018.  During the three months ended March 31, 2018, outstanding loans increased $63.1 million from December 31, 2017.  The relatively small increase in outstanding loan balances within the three months ended March 31, 2019 compared to the larger increase in loan balances within the three months ended March 31, 2018 was the primary contributor to the decrease in the provision for loan loss. The decreased provision was also impacted to a lesser extent by changes in the mix of the loan portfolio as well as loss rates used to calculate the ALLL which reflect the improved credit quality in the loan portfolio. The decrease in the provision for loan loss was partially offset by an increase in net new specific reserves. We recorded net new specific reserves of $1.2 million during the three months ended March 31, 2019 compared to net new specific reserves of $0.8 million recorded during the three months ended March 31, 2018. We experienced lower total net charge-offs of $1.0 million in the three months ended March 31, 2019 compared to $1.3 million for the same period in 2018.  However, approximately $0.5 million and $0.8 million of the charge-offs for the three months ended March 31, 2019 and 2018, respectively, had specific reserves previously recorded and as such, the impact of net charge-offs on the change in provision period over period was minimal.

Noninterest Income

The following table presents the major categories of noninterest income:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Service charges on deposits	$1,606	$1,145	$461	40.3%
Card income	1,844	1,244	600	48.2%
Net OREO gains (losses) and valuation adjustments	209	(88)	297	337.5%
Net gains (losses) on sale of securities	(11)	(272)	261	96.0%
Fee income	1,612	800	812	101.5%
Insurance commissions	919	714	205	28.7%
Gain on sale of subsidiary or division	—	1,071	(1,071)	(100.0%)
Other	1,359	558	801	143.5%
Total noninterest income	$7,538	$5,172	$2,366	45.7%

Noninterest income increased $2.4 million, or 45.7%. Noninterest income for the three months ended March 31, 2018 was impacted by the realization of the $1.1 million gain associated with the sale of THF during the quarter. Excluding the gain on sale of THF, we earned adjusted noninterest income of $4.1 million for the three months ended March 31, 2018, resulting in an adjusted increase in noninterest income of $3.5 million, or 83.8% period over period.  Changes in selected components of noninterest income in the above table are discussed below.

•

Service charges on deposits. Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased $0.5 million, or 40.3%, primarily due to additional service charges associated with the increase in customer deposits due to the FBD and SCC acquisitions and to a lesser extent, organic growth in deposits.

•

Card Income.  Debit and credit card income increased $0.6 million, or 48.2%, primarily due to additional customer debit and credit card activity associated with the increase in issued cards resulting from the FBD and SCC acquisitions.

•	Fee Income. Fee income increased $0.8 million, or 101.5%, primarily due to increased check and wire fees resulting from the FBD, SCC and ICC acquisitions.
•

Other.  Other noninterest income, including income associated with bank-owned life insurance and other miscellaneous activities, increased $0.8 million, or 143.5%. During the three months ended March 31, 2019, the bank benefited from a $0.4 million gain related to an interest in the sale of a property owned by a borrower. There were no other significant increases or decreases in the components of other noninterest income period over period.

Noninterest Expense

The following table presents the major categories of noninterest expense:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$26,439	$19,404	$7,035	36.3%
Occupancy, furniture and equipment	4,522	3,054	1,468	48.1%
FDIC insurance and other regulatory assessments	299	199	100	50.3%
Professional fees	1,865	1,640	225	13.7%
Amortization of intangible assets	2,402	1,117	1,285	115.0%
Advertising and promotion	1,604	1,029	575	55.9%
Communications and technology	4,874	3,359	1,515	45.1%
Travel and entertainment	1,025	656	369	56.3%
Other	5,536	3,584	1,952	54.5%
Total noninterest expense	$48,566	$34,042	$14,524	42.7%

Noninterest expense increased $14.5 million, or 42.7%. Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $7.0 million, or 36.3%.  We experienced a significant increase in the total size of our workforce between these periods as our average full-time equivalent employees were 1,131.5 and 820.4 for the three months ended March 31, 2019 and 2018, respectively. Sources of this increased headcount were primarily employees added through the FBD and SCC acquisitions.  In addition, employees were hired to support enterprise growth and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.5 million, or 48.1%, primarily due to expenses associated with the infrastructure and facilities added through the FBD, SCC and ICC acquisitions.

•

Amortization of intangible assets. Amortization of intangible assets increased $1.3 million, or 115.0%, primarily due to the addition of intangible assets resulting from the FBD, SCC and ICC acquisitions.

•

Advertising and promotion. Advertising and promotion expenses increased $0.6 million, or 55.9%, primarily due to ongoing advertising and brand-awareness activities in connection with the FBD and SCC acquisitions as well as various internal initiatives associated with the overall growth of operations period over period.

•

Communications and Technology. Communications and technology expenses increased $1.5 million, or 45.1% as a result of increased usage and transaction volumes resulting from the FBD, SCC and ICC acquisitions as well as growth in our organic operations.

•

Travel and entertainment. Travel and entertainment expenses increased $0.4 million, or 56.3%, primarily due to additional travel required to efficiently integrate the recent acquisitions as well as additional travel in the normal course of business.

•

Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, business travel and subscription services.  Other noninterest expense increased $2.0 million or 54.5% primarily due to increased operations driven by Company growth through acquisition and organic means.  There were no significant increases or decreases in the individual components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense increased $0.9 million, or 25.0%, from $3.6 million for the three months ended March 31, 2018 to $4.5 million for the three months ended March 31, 2019. The increase in income tax expense period over period is consistent with the increase in pre-tax income for the same periods. The effective tax rate was flat at 23% for the three months ended March 31, 2018 and March 31, 2019.

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

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2018 Form 10-K. Transactions between segments consist primarily of borrowed funds.  Beginning in 2019, intersegment interest expense is allocated to the Factoring segment based on Federal Home Loan Bank advance rates.  Prior to 2019, intersegment interest was calculated based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned accordingly. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended March 31, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$49,121	$23,803	$340	$73,264
Intersegment interest allocations	2,638	(2,638)	—	—
Total interest expense	10,354	—	1,599	11,953
Net interest income (expense)	41,405	21,165	(1,259)	61,311
Provision for loan losses	954	136	(76)	1,014
Net interest income after provision	40,451	21,029	(1,183)	60,297
Noninterest income	6,297	1,077	164	7,538
Noninterest expense	34,385	13,295	886	48,566
Operating income (loss)	$12,363	$8,811	$(1,905)	$19,269

(Dollars in thousands)
Three Months Ended March 31, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$38,905	$14,780	$433	$54,118
Intersegment interest allocations	2,932	(2,932)	—	—
Total interest expense	5,554	—	1,434	6,988
Net interest income (expense)	36,283	11,848	(1,001)	47,130
Provision for loan losses	2,144	393	11	2,548
Net interest income after provision	34,139	11,455	(1,012)	44,582
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	3,588	590	(77)	4,101
Noninterest expense	26,538	6,854	650	34,042
Operating income (loss)	$12,260	$5,191	$(1,739)	$15,712

(Dollars in thousands)
March 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,448,216	$614,690	$741,736	$(1,274,859)	$4,529,783
Gross loans held for investment	$3,517,939	$534,420	$1,760	$(441,250)	$3,612,869

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans held for investment	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

Banking

(Dollars in thousands)	Three Months Ended March 31,
Banking	2019	2018	$ Change	% Change
Total interest income	$49,121	$38,905	$10,216	26.3%
Intersegment interest allocations	2,638	2,932	(294)	(10.0%)
Total interest expense	10,354	5,554	4,800	86.4%
Net interest income (expense)	41,405	36,283	5,122	14.1%
Provision for loan losses	954	2,144	(1,190)	(55.5%)
Net interest income (expense) after provision	40,451	34,139	6,312	18.5%
Gain on sale of subsidiary or division	—	1,071	(1,071)	(100.0%)
Other noninterest income	6,297	3,588	2,709	75.5%
Noninterest expense	34,385	26,538	7,847	29.6%
Operating income (loss)	$12,363	$12,260	$103	0.8%

Our Banking segment’s operating income increased $0.1 million, or 0.8%.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, asset based loans and premium finance loans.  In addition, we acquired a combined $287.8 million of loans and $270.7 million of investment securities in our Banking segment as part of the FBD and SCC acquisitions which closed during the third quarter of 2018.  Average loans in our Banking segment increased 29.5% from $2.674 billion for the three months ended March 31, 2018 to $3.462 billion for the three months ended March 31, 2019.
Interest expense increased primarily as a result of growth in average customer deposits and other borrowings due to a combined $674.7 million of customer deposits assumed in the FBD and SCC acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  We decreased our use of other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the decrease in the average balance was more than offset by an increase in average rate on these borrowings.

The decreased provision for loan losses was primarily the result of a change in the mix of our Banking segment’s loan growth period over period. During the three months ended March 31, 2019, outstanding loans at our Banking segment excluding balances eliminated in consolidation increased $67.6 million from December 31, 2018.  During the three months ended March 31, 2018, outstanding loans excluding balances eliminated in consolidation increased $37.0 million from December 31, 2017. Typically, an increase in underlying loan balance results in increased provision for loan loss however, the loan growth experienced during the current period was primarily in our community banking lending products which are typically reserved at a lower rate than our commercial finance products which experienced significant growth during the same period in the prior year. The decreased provision for loan losses was also impacted to a lesser extent by changes in the mix of the loan portfolio as well as loss rates used to calculate the ALLL which reflect the improved credit quality in the loan portfolio. The decrease in the provision for loan losses was also driven by a decrease in net new specific reserves at our Banking segment. We recorded net new specific reserves of $0.4 million during the three months ended March 31, 2019 compared to net new specific reserves of $0.8 million recorded during the three months ended March 31, 2018. We recorded total net charge-offs of $1.0 million at our Banking segment for the three months ended March 31, 2019 compared to $0.7 million of net charge-offs for the same period in the prior year. Approximately $0.5 million and $0.3 million of the charge-offs for the three months ended March 31, 2019 and 2018, respectively, had specific reserves previously recorded.

Noninterest income at our Banking segment increased primarily due to additional service charges, fee income and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the FBD and SCC acquisitions. Included in other non-interest income for the three months ended March 31, 2019 is a $0.4 million gain related to an interest in the sale of a property owned by a borrower. The increase in noninterest income period over period was partially offset by a $1.1 million pre-tax gain on the sale of THF.

Noninterest expense increased due to incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisitions of FBD and SCC, as well as personnel, facilities and infrastructure to support the continued organic growth in our lending operations. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.

Factoring

(Dollars in thousands)	Three Months Ended March 31,
Factoring	2019	2018	$ Change	% Change
Total interest income	$23,803	$14,780	$9,023	61.0%
Intersegment interest allocations	(2,638)	(2,932)	294	10.0%
Total interest expense	—	—	—	—
Net interest income (expense)	21,165	11,848	9,317	78.6%
Provision for loan losses	136	393	(257)	(65.4%)
Net interest income (expense) after provision	21,029	11,455	9,574	83.6%
Noninterest income	1,077	590	487	82.5%
Noninterest expense	13,295	6,854	6,441	94.0%
Operating income (loss)	$8,811	$5,191	$3,620	69.7%

	Three Months Ended March 31,
	2019	2018
Factored receivable period end balance	$534,420,000	$372,771,000
Yield on average receivable balance	17.96%	17.40%
Rolling twelve quarter annual charge-off rate	0.39%	0.50%
Factored receivables - transportation concentration	81%	86%

Interest income, including fees	$23,803,000	$14,780,000
Non-interest income	1,077,000	590,000
Factored receivable total revenue	24,880,000	15,370,000
Average net funds employed	490,241,000	316,488,000
Yield on average net funds employed	20.58%	19.70%

Accounts receivable purchased	$1,325,140,000	$912,336,000
Number of invoices purchased	789,838	521,906
Average invoice size	$1,678	$1,751
Average invoice size - transportation	$1,541	$1,662
Average invoice size - non-transportation	$3,276	$2,627

Net new clients	191	280
Period end clients	6,382	3,438

Our Factoring segment’s operating income increased $3.6 million, or 69.7%.

Our average invoice size decreased 4.2% from $1,751 for the three months ended March 31, 2018 to $1,678 for the three months ended March 31, 2019, however the number of invoices purchased increased 51.3% period over period.

Net interest income increased due to a 45.2% increase in accounts receivable purchased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Accounts receivable purchases are a function of the total number of invoices purchased and the average invoice price. For the three months ended March 31, 2019, the number of invoices purchased increased by 51.3% and the average invoice price decreased by 4.2% compared to the same period in the prior year. The increase in invoices purchased was the result of our acquisition of the operations of ICC as well as organic growth in the factored receivables portfolio. Our transportation factoring purchases, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall Factoring segment portfolio, and ending transportation factored receivables represented 81% of the factored receivable period end balance at March 31, 2019 compared to 86% of the factored receivable period end balance at March 31, 2018.

The decreased provision for loan losses was primarily the result of a decrease in period end factored receivables growth period over period. During the three months ended March 31, 2019, outstanding factored receivables at our Factoring segment decreased $54.3 million from December 31, 2018.  During the three months ended March 31, 2018, outstanding factored receivables increased $26.5 million from December 31, 2017.  The contraction in factored receivables within the three months ended March 31, 2019 compared to the increase in factored receivable balances within the three months ended March 31, 2018 was the primary contributor to the decrease in the provision for loan loss. The decrease in the provision for loan loss was partially offset by an increase in net new specific reserves at our Factoring segment. We recorded net new specific reserves of $0.8 million during the three months ended March 31, 2019 compared to no net new specific reserves during the three months ended March 31, 2018. We recorded no net charge-offs at our Factoring segment for the three months ended March 31, 2019 compared to $0.6 million of net charge-offs for the same period in the prior year. Approximately $0.5 million of the charge-offs for the three months ended March 31, 2018 had specific reserves previously recorded.

The increase in noninterest expense was driven primarily by increased personnel, operating and technology costs incurred in connection with the ICC acquisition and growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period. The increase in noninterest income was also the result of continued growth in the client portfolio.

Corporate

(Dollars in thousands)	Three Months Ended March 31,
Corporate	2019	2018	$ Change	% Change
Total interest income	$340	$433	$(93)	(21.5%)
Intersegment interest allocations	—	—	—	—
Total interest expense	1,599	1,434	165	11.5%
Net interest income (expense)	(1,259)	(1,001)	(258)	(25.8%)
Provision for loan losses	(76)	11	(87)	(790.9%)
Net interest income (expense) after provision	(1,183)	(1,012)	(171)	(16.9%)
Other noninterest income	164	(77)	241	313.0%
Noninterest expense	886	650	236	36.3%
Operating income (loss)	$(1,905)	$(1,739)	$(166)	(9.5%)

The Corporate segment reported an operating loss of $1.9 million for the three months ended March 31, 2019 compared to an operating loss of $1.7 million for the three months ended March 31, 2018 with no significant fluctuations in accounts period over period.

Financial Condition

Assets

Total assets were $4.530 billion at March 31, 2019, compared to $4.560 billion at December 31, 2018, a decrease of $30 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $3.613 billion at March 31, 2019, compared with $3.609 billion at December 31, 2018.

The following table shows our total loan portfolio by portfolio segments as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(Dollars in thousands)		% of Total		% of Total	$ Change	% Change
Commercial real estate	$1,093,882	30%	$992,080	27%	$101,802	10.3%
Construction, land development, land	145,002	4%	179,591	5%	(34,589)	(19.3%)
1-4 family residential properties	194,067	5%	190,185	5%	3,882	2.0%
Farmland	156,299	4%	170,540	5%	(14,241)	(8.4%)
Commercial	1,117,640	31%	1,114,971	31%	2,669	0.2%
Factored receivables	570,663	16%	617,791	17%	(47,128)	(7.6%)
Consumer	27,941	1%	29,822	1%	(1,881)	(6.3%)
Mortgage warehouse	307,375	9%	313,664	9%	(6,289)	(2.0%)
Total Loans	$3,612,869	100%	$3,608,644	100%	$4,225	0.1%

Commercial Real Estate Loans. Our commercial real estate loans increased $101.8 million, or 10.3%, due to new loan origination activity and conversion of construction and development loans during the period offset by paydowns for the period.

Construction and Development Loans. Our construction and development loans decreased $34.6 million, or 19.3%, due to paydowns and conversion of certain construction and development loans to commercial real estate loans at construction completion. The decrease was slightly offset by origination activity during the period.

Residential Real Estate Loans. Our one-to-four family residential loans increased $3.9 million, or 2.0%, due primarily to modest origination activity that outpaced paydowns during the quarter.

Farmland Loans. Our farmland loans decreased $14.2 million, or 8.4%, due to paydowns for the period that outpaced new loan origination activity.

Commercial Loans. Our commercial loans held for investment increased $2.7 million, or 0.2%, due to growth in equipment finance and premium finance loans as we continue to execute on our growth strategy for such products. In addition, our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $29.5 million, or 8.9%.  We experienced a decrease in asset based lending during three months ended March 31, 2019 and our average ABL balance for the three months ended March 31, 2019 was $195.1 million compared to $231.4 million for the three months ended December 31, 2018. The following table shows our commercial loans:

	March 31,	December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Commercial
Equipment	$364,447	$352,037	$12,410	3.5%
Asset based lending	174,447	214,110	(39,663)	(18.5%)
Premium finance	77,389	72,302	5,087	7.0%
Agriculture	138,180	142,881	(4,701)	(3.3%)
Other commercial lending	363,177	333,641	29,536	8.9%
Total commercial loans	$1,117,640	$1,114,971	2,669	0.2%

Factored Receivables. Our factored receivables decreased $47.1 million, or 7.6%, as a result of a decrease in purchase volumes at Triumph Business Capital, which typically experiences a seasonal downturn during the first quarter of the year. Such purchases were $1.325 billion during the three months ended March 31, 2019 which was a decrease of $216.2 million or 14.0% from purchases of $1.541 billion during the three months ended December 31, 2018.

Consumer Loans. Our consumer loans decreased $1.9 million, or 6.3%, due to paydowns in excess of new loan origination activity during the period.

Mortgage Warehouse. Our mortgage warehouse facilities decreased $6.3 million, or 2.0%, due to lower utilization by our clients due to typical seasonality associated with the mortgage business during the period. Mortgage warehouse average balance for the quarter was $235.5 million compared to an average balance of $242.9 million during the three months ended December 31, 2018. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans.

	March 31, 2019
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$149,950	$655,693	$288,239	$1,093,882
Construction, land development, land	58,872	66,505	19,625	145,002
1-4 family residential properties	18,553	51,205	124,309	194,067
Farmland	16,196	55,316	84,787	156,299
Commercial	413,382	636,893	67,365	1,117,640
Factored receivables	570,663	—	—	570,663
Consumer	3,787	13,654	10,500	27,941
Mortgage warehouse	307,375	—	—	307,375
	$1,538,778	$1,479,266	$594,825	$3,612,869

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$951,109	$163,040
Floating interest rates		528,157	431,785
Total		$1,479,266	$594,825

As of March 31, 2019, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (23%), Colorado (26%), Illinois (15%), and Iowa (7%) make up 71% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2018, the states of Texas (24%), Colorado (27%), Illinois (15%) and Iowa (7%) made up 73% of the Company’s gross loans, excluding factored receivables.

Further, a majority (76%) of our factored receivables, representing approximately 12% of our total loan portfolio as of March 31, 2019, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2018, 79% of our factored receivables, representing approximately 14% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

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

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. We classify nonperforming assets as nonperforming loans, OREO, other repossessed assets and nonaccrual loans included in assets held for sale. Nonperforming loans consist of nonaccrual loans (including nonaccrual PCI loans), troubled debt restructurings (“TDRs”) and factored receivables greater than 90 days past due. The balances of nonperforming loans reflect the recorded investment in these assets, including adjustments for deferred fees and costs as well as purchase discounts.

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Nonperforming loans:
Commercial real estate	$7,583	$7,096
Construction, land development, land	1,020	91
1-4 family residential properties	1,428	1,672
Farmland	3,077	4,059
Commercial	12,797	17,104
Factored receivables	3,821	2,152
Consumer	397	355
Mortgage warehouse	—	—
Purchased credit impaired	4,082	3,525
Total nonperforming loans	34,205	36,054
Other real estate owned, net	3,073	2,060
Other repossessed assets	874	165
Total nonperforming assets	$38,152	$38,279

Nonperforming assets to total assets	0.84%	0.84%
Nonperforming loans to total loans held for investment	0.95%	1.00%
Past due loans to total loans held for investment	2.33%	2.41%

Nonperforming loans, including nonaccrual PCI loans, decreased $1.8 million, or 5.1%, primarily due to the removal of a $3.6 million nonaccrual asset based lending loan that was paid in full during the three months ended March 31, 2019. The decrease was partially offset by the addition of a $1.7 million commercial loan relationship to nonaccrual during the period. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.

OREO increased $1.0 million, or 49.2%, due to the addition of individually insignificant OREO properties as well as valuation adjustments made throughout the period.

Other repossessed assets increased $0.7 million, or 429.7%, due to the addition of individually insignificant assets during the period.

As a result of the above activity, the ratio of nonperforming loans to total loans decreased to 0.95% at March 31, 2019 compared to 1.00% at December 31, 2018, and our ratio of nonperforming assets to total assets remained flat at 0.84% at March 31, 2019 and December 31, 2018.

Past due loans to total loans decreased to 2.33% at March 31, 2019 compared to 2.41% at December 31, 2018, partially due to the decrease in the nonperforming loans described above as well as other payment performance activity.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At March 31, 2019, we had $8.7 million in loans of this type which are not included in any of the nonperforming loan categories.

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

The following table sets forth the ALLL by category of loan:

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$5,186	30%	0.47%	$4,493	27%	0.45%
Construction, land development, land	906	4%	0.62%	1,134	5%	0.63%
1-4 family residential properties	367	5%	0.19%	317	5%	0.17%
Farmland	578	4%	0.37%	535	5%	0.31%
Commercial	12,212	31%	1.09%	12,865	31%	1.15%
Factored receivables	7,495	16%	1.31%	7,299	17%	1.18%
Consumer	555	1%	1.99%	615	1%	2.06%
Mortgage warehouse	306	9%	0.10%	313	9%	0.10%
Total Loans	$27,605	100%	0.76%	$27,571	100%	0.76%

The ALLL increased $34 thousand, or 0.1%, which was driven by $1.0 million of net charge-offs (which carried a reserve of $0.5 million at the time of charge-off) and $1.2 million of net new specific allowances recorded on impaired loans, offset by limited growth in the underlying portfolio during the three months ended March 31, 2019 and changes to loss rates used to calculate the ALLL which reflect improved credit quality in the loan portfolio.

The following table presents the unpaid principal and recorded investment for loans at March 31, 2019. The difference between the unpaid principal balance and recorded investment is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $17.9 million at March 31, 2019 and (2) net deferred origination and factoring costs and fees totaling $2.7 million at March 31, 2019. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
March 31, 2019	Investment	Principal	Difference
Commercial real estate	$1,093,882	$1,101,549	$(7,667)
Construction, land development, land	145,002	148,883	(3,881)
1-4 family residential properties	194,067	195,639	(1,572)
Farmland	156,299	158,743	(2,444)
Commercial	1,117,640	1,120,297	(2,657)
Factored receivables	570,663	572,898	(2,235)
Consumer	27,941	28,056	(115)
Mortgage warehouse	307,375	307,375	—
	$3,612,869	$3,633,440	$(20,571)

At March 31, 2019 and December 31, 2018, we had on deposit $54.3 million and $58.6 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries and the effects of those items on our ALLL:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$27,571	$18,748
Loans charged-off:
Commercial real estate	—	—
Construction, land development, land	(78)	—
1-4 family residential properties	(36)	—
Farmland	—	—
Commercial	(780)	(439)
Factored receivables	(9)	(584)
Consumer	(278)	(443)
Mortgage warehouse	—	—
Total loans charged-off	$(1,181)	$(1,466)
Recoveries of loans charged-off:
Commercial real estate	1	—
Construction, land development, land	85	8
1-4 family residential properties	47	3
Farmland	—	—
Commercial	7	62
Factored receivables	16	11
Consumer	45	108
Mortgage warehouse	—	—
Total loans recoveries	$201	$192
Net loans charged-off	$(980)	$(1,274)
Provision for (reversal of) loan losses:
Commercial real estate	692	33
Construction, land development, land	(235)	107
1-4 family residential properties	39	(48)
Farmland	43	308
Commercial	120	1,420
Factored receivables	189	469
Consumer	173	271
Mortgage warehouse	(7)	(12)
Total provision for loan losses	$1,014	$2,548
Balance at end of period	$27,605	$20,022

Average total loans held for investment	$3,534,010	$2,766,859
Net charge-offs to average total loans held for investment	0.03%	0.05%
Allowance to total loans held for investment	0.76%	0.70%

Net loans charged-off decreased $0.3 million, or 23.1% with no significant fluctuations or individual activity period over period.

Securities

As of March 31, 2019, we held equity securities with a fair value of $5.2 million, an increase of $0.2 million from $5.0 million at December 31, 2018. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility with changes in fair value reflected in earnings.

As of March 31, 2019, we held debt securities classified as available for sale with a fair value of $339.5 million, an increase of $3.1 million from $336.4 million at December 31, 2018. The increase is attributable to the purchase of $59.0 million of higher yielding CLO securities during the three months ended March 31, 2019 which replaced lower yielding state and municipal securities that were sold or matured during the period. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of March 31, 2019 and December 31, 2018, we held investments classified as held to maturity with an amortized cost of $8.5 million. These held to maturity securities represent a minority investment in the unrated subordinated notes of issued CLOs managed by Trinitas Capital Management.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of March 31, 2019
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$57,156	1.54%	$31,694	1.87%	$—	—	$—	—	$88,850	1.66%
U.S. Treasury notes	—	—	1,960	2.04%	—	—	—	—	1,960	2.04%
Mortgage-backed securities	37	13.44%	2,971	1.99%	5,251	2.28%	31,432	3.17%	39,691	2.98%
Asset backed securities	26	0.02%	1,677	3.81%	5,433	3.00%	2,416	3.84%	9,552	3.34%
State and municipal	32,693	2.14%	22,055	2.62%	16,864	2.07%	4,759	1.73%	76,371	2.24%
CLO securities	—	—	—	—	—	—	58,986	4.10%	58,986	4.10%
Corporate bonds	8,890	3.10%	49,871	3.52%	—	—	273	5.03%	59,034	3.46%
SBA pooled securities	—	—	69	5.01%	—	—	4,613	4.36%	4,682	4.37%
Total available for sale securities	$98,802	1.89%	$110,297	2.81%	$27,548	2.30%	$102,479	3.73%	$339,126	2.77%

Held to maturity securities:	$—	—	$—	—	$6,665	11.87%	$1,834	11.08%	$8,499	11.70%

Liabilities

Total liabilities were $3.884 billion as of March 31, 2019, compared to $3.923 billion at December 31, 2018, a decrease of $40 million, the components of which are discussed below.

Deposits

The following table summarizes our deposits:

(Dollars in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Noninterest bearing demand	$667,597	$724,527	$(56,930)	(7.86%)
Interest bearing demand	602,088	615,704	(13,616)	(2.21%)
Individual retirement accounts	112,696	115,583	(2,887)	(2.50%)
Money market	372,109	443,663	(71,554)	(16.13%)
Savings	372,914	369,389	3,525	0.95%
Certificates of deposit	851,411	835,127	16,284	1.95%
Brokered deposits	335,625	346,356	(10,731)	(3.10%)
Total deposits	$3,314,440	$3,450,349	$(135,909)	(3.94%)

Our total deposits decreased $135.9 million, or 3.9%, primarily due to decreases in all deposit products with the exception of increases in savings deposits and certificates of deposit. As of March 31, 2019, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 61% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 39% of total deposits.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of March 31, 2019:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$67,543	$42,465	$110,008
Over 3 through 6 months	88,978	41,065	130,043
Over 6 through 12 months	125,750	49,471	175,221
Over 12 months	137,108	53,931	191,039
	$419,379	$186,932	$606,311

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$606,096	0.25%	18%	$390,001	0.20%	15%
Individual retirement accounts	113,636	1.45%	3%	106,893	1.18%	4%
Money market	408,953	1.32%	12%	282,697	0.54%	11%
Savings	370,067	0.13%	11%	239,707	0.05%	9%
Certificates of deposit	834,515	1.93%	25%	813,244	1.29%	33%
Brokered deposits	353,829	2.32%	11%	186,390	1.71%	7%
Total interest bearing deposits	2,687,096	1.24%	80%	2,018,932	0.86%	79%
Noninterest bearing demand	679,538	—	20%	545,118	—	21%
Total deposits	$3,366,634	0.99%	100%	$2,564,050	0.68%	100%

Other Borrowings

Customer Repurchase Agreements

The following provides a summary of our customer repurchase agreements as of and for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Amount outstanding at end of period	$3,727	$4,485
Weighted average interest rate at end of period	0.02%	0.01%
Average daily balance during the period	$4,056	$8,648
Weighted average interest rate during the period	0.01%	0.02%
Maximum month-end balance during the period	$3,727	$13,844

Our customer repurchase agreements generally mature overnight. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

The following provides a summary of our FHLB advances as of and for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Amount outstanding at end of period	$405,000	$330,000
Weighted average interest rate at end of period	2.53%	2.52%
Average amount outstanding during the period	$332,611	$345,388
Weighted average interest rate during the period	2.60%	1.96%
Highest month-end balance during the period	$480,000	$455,000

Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At March 31, 2019 and December 31, 2018, we had $565.7 million and $516.4 million, respectively, in unused and available advances from the FHLB.

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

Issuance costs related to the Notes totaled $1.3 million, including an underwriting discount of 1.5%, or $0.8 million, and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as a component of interest expense. The carrying value of the Notes totaled $49.0 million at March 31, 2019.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of March 31, 2019:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,004	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,623	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,494	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,571	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,858	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,650	July 2034	LIBOR + 2.75%
	$51,031	$39,200

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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $39.2 million was allowed in the calculation of Tier I capital as of March 31, 2019.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $646.2 million at March 31, 2019, compared to $636.6 at December 31, 2018,  an increase of $9.6 million. Stockholders’ equity increased during this period primarily due to net income for the period of $14.8 million offset in part by 247,312 shares of common stock repurchased into treasury stock during the period under our stock repurchase program at an average price of $30.51, for a total of $7.6 million.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2019, TBK Bank had a total of $137.5 million of available unsecured federal funds lines of credit with seven unaffiliated banks.

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2019.  The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - March 31, 2019
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$3,727	$3,727	$—	$—	$—
ICC Contingent consideration	22,000	—	22,000	—	—
Federal Home Loan Bank advances	405,000	375,000	—	—	30,000
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	24,300	3,899	7,865	6,355	6,181
Time deposits with stated maturity dates	1,299,732	912,751	355,918	31,063	—
Total contractual obligations	$1,855,790	$1,295,377	$385,783	$37,418	$137,212

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for loan and lease losses. Since December 31, 2018, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2018 Form 10-K.

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
•

risks related to the integration of acquired businesses (including our acquisitions of First Bancorp of Durango, Inc., Southern Colorado Corp., and the operating assets of Interstate Capital Corporation and certain of its affiliates) and any future acquisitions;

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

The following table summarizes simulated change in net interest income assuming a static balance sheet versus unchanged rates as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	9.1%	5.1%	6.8%	4.7%
+300 basis points	6.6%	3.5%	5.0%	3.4%
+200 basis points	4.0%	1.9%	3.2%	2.2%
+100 basis points	1.4%	0.3%	1.4%	0.9%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(3.8%)	(3.7%)	(2.4%)	(2.1%)

The following table presents the change in our economic value of equity as of March 31, 2019 and December 31, 2018, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2019	December 31, 2018
+400 basis points	8.9%	10.6%
+300 basis points	8.0%	9.8%
+200 basis points	6.4%	8.2%
+100 basis points	3.8%	3.7%
Flat rates	0.0%	0.0%
-100 basis points	(5.8%)	(5.2%)

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2018, the Company announced that its board of directors had authorized the repurchase of up to $25.0 million of its outstanding common stock in open market transactions or through privately negotiated transactions for a period of one year. The following repurchases were made under this program during the three months ended March 31, 2019:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2019 - January 31, 2019	240,206	$30.50	240,206	$17,674,000
February 1, 2019 - February 28, 2019	7,106	30.84	7,106	$17,454,000
Total	247,312	$30.51	247,312

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	April 19, 2019	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	April 19, 2019	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer