Form 10-Q
period 2019-06-30
Triumph Bancorp, Inc.
filed 2019-07-19
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock — $0.01 par value, 26,205,591 shares, as of July 17, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TBK	NASDAQ Global Select Market

TRIUMPH BANCORP, INC.

FORM 10-Q

June 30, 2019

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

(Dollar amounts in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$74,675	$96,218
Interest bearing deposits with other banks	134,630	138,721
Total cash and cash equivalents	209,305	234,939
Securities - equity investments	5,479	5,044
Securities - available for sale	329,991	336,423
Securities - held to maturity, fair value of $7,283 and $7,326, respectively	8,573	8,487
Loans held for sale	2,877	2,106
Loans, net of allowance for loan and lease losses of $29,416 and $27,571, respectively	3,806,487	3,581,073
Federal Home Loan Bank stock, at cost	18,037	15,943
Premises and equipment, net	84,998	83,392
Other real estate owned, net	3,351	2,060
Goodwill	158,743	158,743
Intangible assets, net	35,925	40,674
Bank-owned life insurance	40,847	40,509
Deferred tax assets, net	7,278	8,438
Other assets	71,298	41,948
Total assets	$4,783,189	$4,559,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$684,223	$724,527
Interest bearing	2,974,755	2,725,822
Total deposits	3,658,978	3,450,349
Customer repurchase agreements	12,788	4,485
Federal Home Loan Bank advances	305,000	330,000
Subordinated notes	48,983	48,929
Junior subordinated debentures	39,320	39,083
Other liabilities	74,758	50,326
Total liabilities	4,139,827	3,923,172
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Common stock, 26,198,308 and 26,949,936 shares outstanding, respectively	271	271
Additional paid-in-capital	471,145	469,341
Treasury stock, at cost	(27,468)	(2,288)
Retained earnings	198,004	170,486
Accumulated other comprehensive income (loss)	1,410	(1,203)
Total stockholders’ equity	643,362	636,607
Total liabilities and stockholders' equity	$4,783,189	$4,559,779

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2019 and 2018

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$47,910	$38,148	$93,004	$75,031
Factored receivables, including fees	25,558	20,791	50,114	36,094
Securities	2,667	1,179	5,311	2,489
FHLB stock	146	101	338	206
Cash deposits	1,022	1,030	1,800	1,547
Total interest income	77,303	61,249	150,567	115,367
Interest expense:
Deposits	10,010	4,631	18,228	8,908
Subordinated notes	839	838	1,678	1,675
Junior subordinated debentures	744	713	1,504	1,310
Other borrowings	2,291	1,810	4,427	3,087
Total interest expense	13,884	7,992	25,837	14,980
Net interest income	63,419	53,257	124,730	100,387
Provision for loan losses	3,681	4,906	4,695	7,454
Net interest income after provision for loan losses	59,738	48,351	120,035	92,933
Noninterest income:
Service charges on deposits	1,700	1,210	3,306	2,355
Card income	2,071	1,394	3,915	2,638
Net OREO gains (losses) and valuation adjustments	148	(528)	357	(616)
Net gains (losses) on sale of securities	14	—	3	(272)
Fee income	1,519	1,121	3,131	1,921
Insurance commissions	961	819	1,880	1,533
Gain on sale of subsidiary or division	—	—	—	1,071
Other	1,210	929	2,569	1,487
Total noninterest income	7,623	4,945	15,161	10,117
Noninterest expense:
Salaries and employee benefits	28,120	20,527	54,559	39,931
Occupancy, furniture and equipment	4,502	3,014	9,024	6,068
FDIC insurance and other regulatory assessments	303	383	602	582
Professional fees	1,550	2,078	3,415	3,718
Amortization of intangible assets	2,347	1,361	4,749	2,478
Advertising and promotion	1,796	1,300	3,400	2,329
Communications and technology	4,988	3,271	9,862	6,630
Other	7,098	5,469	13,659	9,709
Total noninterest expense	50,704	37,403	99,270	71,445
Net income before income tax expense	16,657	15,893	35,926	31,605
Income tax expense	3,927	3,508	8,408	7,152
Net income	12,730	12,385	27,518	24,453
Dividends on preferred stock	—	(193)	—	(383)
Net income available to common stockholders	$12,730	$12,192	$27,518	$24,070
Earnings per common share
Basic	$0.48	$0.48	$1.04	$1.04
Diluted	$0.48	$0.47	$1.03	$1.02

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2019 and 2018

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$12,730	$12,385	$27,518	$24,453
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,511	(181)	3,402	(1,889)
Reclassification of amount realized through sale of securities	(14)	—	(3)	272
Tax effect	(347)	42	(786)	364
Total other comprehensive income (loss)	1,150	(139)	2,613	(1,253)
Comprehensive income	$13,880	$12,246	$30,131	$23,200

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2019 and 2018

(Dollar amounts in thousands)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other	Total
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Stockholders'
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2018	$9,658	20,820,445	$209	$264,855	91,951	$(1,784)	$119,356	$(596)	$391,698
Issuance of restricted stock awards	—	5,492	—	—	—	—	—	—	—
Stock based compensation	—	—	—	486	—	—	—	—	486
Forfeiture of restricted stock awards	—	(1,574)	—	69	1,574	(69)	—	—	—
Stock option exercises, net	—	146	—	(4)	—	—	—	—	(4)
Dividends on preferred stock	—	—	—	—	—	—	(190)	—	(190)
Net income	—	—	—	—	—	—	12,068	—	12,068
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,114)	(1,114)
Balance, March 31, 2018	$9,658	20,824,509	$209	$265,406	93,525	$(1,853)	$131,234	$(1,710)	$402,944
Issuance of common stock, net of issuance costs	—	5,405,000	54	191,999	—	—	—	—	192,053
Issuance of restricted stock awards	—	39,798	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	567	—	—	—	—	567
Forfeiture of restricted stock awards	—	(218)	—	9	218	(9)	—	—	—
Stock option exercises, net	—	1,220	—	—	—	—	—	—	—
Purchase of treasury stock	—	(9,524)	—	—	9,524	(392)	—	—	(392)
Dividends on preferred stock	—	—	—	—	—	—	(193)	—	(193)
Net income	—	—	—	—	—	—	12,385	—	12,385
Other comprehensive income (loss)	—	—	—	—	—	—	—	(139)	(139)
Balance, June 30, 2018	$9,658	26,260,785	$264	$457,980	103,267	$(2,254)	$143,426	$(1,849)	$607,225

Balance, January 1, 2019	$—	26,949,936	$271	$469,341	104,063	$(2,288)	$170,486	$(1,203)	$636,607
Issuance of restricted stock awards	—	8,063	—	—	—	—	—	—	—
Stock based compensation	—	—	—	911	—	—	—	—	911
Forfeiture of restricted stock awards	—	(1,276)	—	40	1,276	(40)	—	—	—
Purchase of treasury stock	—	(247,312)	—	—	247,312	(7,553)	—	—	(7,553)
Net income	—	—	—	—	—	—	14,788	—	14,788
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,463	1,463
Balance, March 31, 2019	$—	26,709,411	$271	$470,292	352,651	$(9,881)	$185,274	$260	$646,216
Issuance of restricted stock awards	—	85,503	—	—	—	—	—	—	—
Stock based compensation	—	—	—	825	—	—	—	—	825
Forfeiture of restricted stock awards	—	(920)	—	28	920	(28)	—	—	—
Stock option exercises, net	—	368	—	—	—	—	—	—	—
Purchase of treasury stock	—	(596,054)	—	—	596,054	(17,559)	—	—	(17,559)
Net income	—	—	—	—	—	—	12,730	—	12,730
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,150	1,150
Balance, June 30, 2019	$—	26,198,308	$271	$471,145	949,625	$(27,468)	$198,004	$1,410	$643,362

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2019 and 2018

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$27,518	$24,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,017	2,435
Net accretion on loans	(2,854)	(5,614)
Amortization of subordinated notes issuance costs	54	50
Amortization of junior subordinated debentures	237	226
Net amortization on securities	222	477
Amortization of intangible assets	4,749	2,478
Deferred taxes	372	518
Provision for loan losses	4,695	7,454
Stock based compensation	1,736	1,053
Net (gains) losses on sale of debt securities	(3)	272
Net (gains) losses on equity securities	(435)	(25)
Net OREO (gains) losses and valuation adjustments	(357)	616
Gain on sale of subsidiary or division	—	(1,071)
Origination of loans held for sale	(11,703)	—
Proceeds from sale of loans originated for sale	11,131	—
Net gains on sale of loans	(199)	—
Net (gain) loss on transfer of loans to loans held for sale	(100)	—
Net change in operating leases	105	—
(Increase) decrease in other assets	(7,398)	(4,785)
Increase (decrease) in other liabilities	2,039	1,442
Net cash provided by (used in) operating activities	33,826	29,979
Cash flows from investing activities:
Purchases of securities available for sale	(77,915)	—
Proceeds from sales of securities available for sale	40,617	34,196
Proceeds from maturities, calls, and pay downs of securities available for sale	46,445	30,373
Proceeds from maturities, calls, and pay downs of securities held to maturity	379	368
Purchases of loans held for investment	(26,767)	—
Proceeds from sale of loans	6,331	—
Net change in loans	(209,251)	(250,851)
Purchases of premises and equipment, net	(5,623)	(8,407)
Net proceeds from sale of OREO	1,598	7,067
Proceeds from surrender of BOLI	—	4,562
(Purchases) redemptions of FHLB stock, net	(2,094)	(3,217)
Cash paid for acquisitions, net of cash acquired	—	(160,183)
Proceeds from sale of subsidiary or division, net	—	73,849
Net cash provided by (used in) investing activities	(226,280)	(272,243)
Cash flows from financing activities:
Net increase (decrease) in deposits	208,629	(3,795)
Increase (decrease) in customer repurchase agreements	8,303	(979)
Increase (decrease) in Federal Home Loan Bank advances	(25,000)	55,000
Issuance of common stock, net of issuance costs	—	192,053
Stock option exercises, net	—	(4)
Purchase of treasury stock	(25,112)	(392)
Dividends on preferred stock	—	(383)
Net cash provided by (used in) financing activities	166,820	241,500
Net increase (decrease) in cash and cash equivalents	(25,634)	(764)
Cash and cash equivalents at beginning of period	234,939	134,129
Cash and cash equivalents at end of period	$209,305	$133,365

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2019 and 2018

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow information:
Interest paid	$23,239	$13,646
Income taxes paid, net	$12,546	$3,474
Cash paid for operating lease liabilities (See Note 1)	$2,063	$—
Supplemental noncash disclosures:
Loans transferred to OREO	$2,532	$221
Loans held for investment transferred to loans held for sale	$6,231	$—
Premises transferred to OREO	$—	$799
Lease liabilities arising from obtaining right-of-use assets (See Note 1)	$2,149	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The new standard was adopted by the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. Adoption of ASU 2016-02 resulted in the recognition of lease liabilities totaling $21,918,000 and the recognition of right-of-use assets totaling $22,123,000 as of the date of adoption. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties. The Company has no finance leases or material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. Adoption of ASU 2016-02 does not materially change the Company’s recognition of lease expense. See Note 5 – Leases for additional disclosures related to leases.

Newly Issued, But Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics, determining the contractual terms of said financial assets and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. The Company will adopt ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018, however, the Company does not currently plan to early adopt the ASU. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow (DCF) method, loss-rate method and roll-rate method.

The Company’s cross-functional implementation team continues to make progress in accordance with the Company’s implementation plan for adoption. The Company has developed new expected credit loss estimation models. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company currently plans on implementing a DCF method or a loss-rate method to estimate expected credit losses. The Company is currently finalizing and documenting new processes and controls, challenging estimated credit loss model assumptions and outputs, refining the qualitative framework as well as drafting policies and disclosures. Additionally, parallel runs will be enhanced throughout 2019 as the processes, controls and policies are finalized.

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

Consideration paid included contingent consideration with an acquisition date fair value of $20,000,000. The contingent consideration is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition and is correlated to historical monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price. Final contingent consideration payout will range from $0 to $22,000,000 and the fair value of the associated liability will be remeasured each reporting period with changes in fair value recorded in noninterest income in the consolidated statements of income. The fair value of the contingent consideration was $21,302,000 at June 30, 2019.

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

NOTE 3 - SECURITIES

Equity Securities with Readily Determinable Fair Values

The Company held equity securities with fair values of $5,479,000 and $5,044,000 at June 30, 2019 and December 31, 2018, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Unrealized gains (losses) on equity securities still held at the reporting date	$296	$100	$435	$25
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$296	$100	$435	$25

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Securities

Debt securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of debt securities and their estimated fair values are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$79,774	$92	$(189)	$79,677
Mortgage-backed securities, residential	39,608	587	(47)	40,148
Asset-backed securities	8,960	—	(43)	8,917
State and municipal	62,086	376	(29)	62,433
CLO securities	75,556	203	(10)	75,749
Corporate bonds	57,631	812	(1)	58,442
SBA pooled securities	4,542	83	—	4,625
Total available for sale securities	$328,157	$2,153	$(319)	$329,991

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,573	$—	$(1,290)	$7,283

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$93,500	$9	$(861)	$92,648
U.S. Treasury notes	1,956	—	(24)	1,932
Mortgage-backed securities, residential	39,971	222	(457)	39,736
Asset-backed securities	10,165	11	(31)	10,145
State and municipal	118,826	175	(550)	118,451
Corporate bonds	68,804	150	(167)	68,787
SBA pooled securities	4,766	5	(47)	4,724
Total available for sale securities	$337,988	$572	$(2,137)	$336,423

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,487	$—	$(1,161)	$7,326

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair value of securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$96,566	$96,543	$—	$—
Due from one year to five years	85,278	86,238	—	—
Due from five years to ten years	13,725	13,790	6,754	5,631
Due after ten years	79,478	79,730	1,819	1,652
	275,047	276,301	8,573	7,283
Mortgage-backed securities, residential	39,608	40,148	—	—
Asset-backed securities	8,960	8,917	—	—
SBA pooled securities	4,542	4,625	—	—
	$328,157	$329,991	$8,573	$7,283

Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds	$3,150	$—	$40,617	$34,196
Gross gains	14	—	133	5
Gross losses	—	—	(130)	(277)

Debt securities with a carrying amount of approximately $70,423,000 and $80,041,000 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to debt securities with gross unrealized and unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2019	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$—	$—	$51,880	$(189)	$51,880	$(189)
Mortgage-backed securities, residential	1,345	(12)	6,956	(35)	8,301	(47)
Asset-backed securities	3,943	(12)	4,969	(31)	8,912	(43)
State and municipal	4,223	(2)	5,315	(27)	9,538	(29)
CLO securities	6,750	(10)	—	—	6,750	(10)
Corporate bonds	—	—	149	(1)	149	(1)
SBA pooled securities	—	—	10	—	10	—
	$16,261	$(36)	$69,279	$(283)	$85,540	$(319)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
June 30, 2019	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$2,813	$(317)	$4,470	$(973)	$7,283	$(1,290)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$17,203	$(83)	$72,471	$(778)	$89,674	$(861)
U.S. Treasury notes	—	—	1,932	(24)	1,932	(24)
Mortgage-backed securities, residential	9,334	(97)	13,910	(360)	23,244	(457)
Asset-backed securities	197	(1)	4,970	(30)	5,167	(31)
State and municipal	31,142	(201)	22,478	(349)	53,620	(550)
Corporate bonds	41,874	(166)	149	(1)	42,023	(167)
SBA pooled securities	2,602	(20)	1,451	(27)	4,053	(47)
	$102,352	$(568)	$117,361	$(1,569)	$219,713	$(2,137)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$2,861	$(242)	$4,465	$(919)	$7,326	$(1,161)

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

At June 30, 2019, the Company had 97 debt securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2019, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the recorded investment and unpaid principal for loans:

	June 30, 2019			December 31, 2018
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$1,098,279	$1,104,946	$(6,667)	$992,080	$999,887	$(7,807)
Construction, land development, land	157,861	161,728	(3,867)	179,591	183,664	(4,073)
1-4 family residential	186,070	187,252	(1,182)	190,185	191,852	(1,667)
Farmland	144,594	146,675	(2,081)	170,540	173,583	(3,043)
Commercial	1,257,330	1,259,499	(2,169)	1,114,971	1,118,028	(3,057)
Factored receivables	583,131	585,080	(1,949)	617,791	620,103	(2,312)
Consumer	26,048	26,141	(93)	29,822	29,956	(134)
Mortgage warehouse	382,590	382,590	—	313,664	313,664	—
Total	3,835,903	$3,853,911	$(18,008)	3,608,644	$3,630,737	$(22,093)
Allowance for loan and lease losses	(29,416)			(27,571)
	$3,806,487			$3,581,073

The difference between the recorded investment and the unpaid principal balance is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $16,004,000 and $19,514,000 at June 30, 2019 and December 31, 2018, respectively, and (2) net deferred origination and factoring fees totaling $2,004,000 and $2,579,000 at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company had $56,009,000 and $58,566,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $1,041,075,000 and $847,523,000 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the three and six months ended June 30, 2019, loans with a carrying amount of $6,231,000 were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. These loans were subsequently sold prior to June 30, 2019 resulting in proceeds of $6,331,000 and net gains on sale of loans of $100,000, which were recorded as other noninterest income in the consolidated statements of income. No loans were transferred to loans held for sale or sold during the six months ended June 30, 2018, other than those included in the sale of THF. See Note 2 – Business Combinations and Divestitures for details of the THF sale and its impact on our consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended June 30, 2019	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$5,186	$504	$(13)	$—	$5,677
Construction, land development, land	906	125	—	4	1,035
1-4 family residential	367	43	(7)	6	409
Farmland	578	12	—	—	590
Commercial	12,212	1,937	(334)	84	13,899
Factored receivables	7,495	799	(1,463)	30	6,861
Consumer	555	185	(231)	54	563
Mortgage warehouse	306	76	—	—	382
	$27,605	$3,681	$(2,048)	$178	$29,416

(Dollars in thousands)	Beginning				Ending
Three months ended June 30, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$3,468	$337	$(2)	$—	$3,803
Construction, land development, land	998	25	—	2	1,025
1-4 family residential	248	4	(14)	2	240
Farmland	618	91	(200)	—	509
Commercial	9,193	964	(1)	74	10,230
Factored receivables	4,493	3,317	(116)	33	7,727
Consumer	719	110	(234)	75	670
Mortgage warehouse	285	58	—	—	343
	$20,022	$4,906	$(567)	$186	$24,547

(Dollars in thousands)	Beginning				Ending
Six months ended June 30, 2019	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$4,493	$1,196	$(13)	$1	$5,677
Construction, land development, land	1,134	(110)	(78)	89	1,035
1-4 family residential	317	82	(43)	53	409
Farmland	535	55	—	—	590
Commercial	12,865	2,057	(1,114)	91	13,899
Factored receivables	7,299	988	(1,472)	46	6,861
Consumer	615	358	(509)	99	563
Mortgage warehouse	313	69	—	—	382
	$27,571	$4,695	$(3,229)	$379	$29,416

(Dollars in thousands)	Beginning				Ending
Six months ended June 30, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$3,435	$370	$(2)	$—	$3,803
Construction, land development, land	883	132	—	10	1,025
1-4 family residential	293	(44)	(14)	5	240
Farmland	310	399	(200)	—	509
Commercial	8,150	2,571	(627)	136	10,230
Factored receivables	4,597	3,786	(700)	44	7,727
Consumer	783	194	(490)	183	670
Mortgage warehouse	297	46	—	—	343
	$18,748	$7,454	$(2,033)	$378	$24,547

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
June 30, 2019	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$6,747	$1,081,409	$10,123	$1,098,279	$522	$5,155	$—	$5,677
Construction, land development, land	1,016	150,205	6,640	157,861	21	1,014	—	1,035
1-4 family residential	2,386	183,155	529	186,070	142	267	—	409
Farmland	6,525	137,962	107	144,594	72	518	—	590
Commercial	14,802	1,241,582	946	1,257,330	2,016	11,879	4	13,899
Factored receivables	8,754	574,377	—	583,131	2,336	4,525	—	6,861
Consumer	448	25,600	—	26,048	9	554	—	563
Mortgage warehouse	—	382,590	—	382,590	—	382	—	382
	$40,678	$3,776,880	$18,345	$3,835,903	$5,118	$24,294	$4	$29,416

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2018	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$7,097	$974,280	$10,703	$992,080	$487	$4,006	$—	$4,493
Construction, land development, land	91	172,709	6,791	179,591	21	1,113	—	1,134
1-4 family residential	2,333	186,664	1,188	190,185	125	192	—	317
Farmland	7,424	162,735	381	170,540	72	463	—	535
Commercial	17,153	1,096,813	1,005	1,114,971	1,958	10,903	4	12,865
Factored receivables	6,759	611,032	—	617,791	1,968	5,331	—	7,299
Consumer	355	29,467	—	29,822	22	593	—	615
Mortgage warehouse	—	313,664	—	313,664	—	313	—	313
	$41,212	$3,547,364	$20,068	$3,608,644	$4,653	$22,914	$4	$27,571

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from these tables.

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
June 30, 2019	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$974	$997	$522	$5,773	$5,897
Construction, land development, land	91	91	21	925	1,028
1-4 family residential	219	201	142	2,167	2,285
Farmland	914	900	72	5,611	5,846
Commercial	4,502	4,527	2,016	10,300	10,453
Factored receivables	8,754	8,754	2,336	—	—
Consumer	21	20	9	427	427
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$15,546	$15,545	$5,122	$25,203	$25,936

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2018	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$5,610	$5,614	$487	$1,487	$1,520
Construction, land development, land	91	91	21	—	—
1-4 family residential	225	216	125	2,108	2,255
Farmland	914	900	72	6,510	6,979
Commercial	5,235	5,254	1,958	11,918	12,089
Factored receivables	6,759	6,759	1,968	—	—
Consumer	63	57	22	292	296
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$18,968	$18,946	$4,657	$22,315	$23,139

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans:

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$7,165	$50	$3,378	$6
Construction, land development, land	1,018	—	140	—
1-4 family residential	1,907	11	2,251	2
Farmland	6,520	45	3,834	10
Commercial	13,800	69	29,088	174
Factored receivables	8,537	—	4,175	—
Consumer	423	2	346	—
Mortgage warehouse	—	—	—	—
PCI	71	—	40	—
	$39,441	$177	$43,252	$192

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$6,922	$50	$3,443	$6
Construction, land development, land	553	—	138	—
1-4 family residential	2,360	12	2,404	4
Farmland	6,974	90	3,657	17
Commercial	15,978	121	28,047	664
Factored receivables	7,756	—	4,666	—
Consumer	402	2	323	1
Mortgage warehouse	—	—	—	—
PCI	71	—	40	—
	$41,016	$275	$42,718	$692

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
June 30, 2019	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$2,405	$—	$6,749	$9,154
Construction, land development, land	229	—	1,016	1,245
1-4 family residential	1,973	18	2,310	4,301
Farmland	1,622	—	3,064	4,686
Commercial	5,638	—	12,261	17,899
Factored receivables	25,983	5,441	—	31,424
Consumer	682	3	448	1,133
Mortgage warehouse	—	—	—	—
PCI	4	—	3,166	3,170
	$38,536	$5,462	$29,014	$73,012

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2018	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$2,625	$397	$7,096	$10,118
Construction, land development, land	1,003	—	91	1,094
1-4 family residential	2,103	—	1,588	3,691
Farmland	308	—	4,059	4,367
Commercial	3,728	999	14,071	18,798
Factored receivables	41,135	2,152	—	43,287
Consumer	1,005	11	355	1,371
Mortgage warehouse	—	—	—	—
PCI	788	—	3,525	4,313
	$52,695	$3,559	$30,785	$87,039

The following table presents information regarding nonperforming loans:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Nonaccrual loans(1)	$29,014	$30,785
Factored receivables greater than 90 days past due	5,441	2,152
Troubled debt restructurings accruing interest	2,355	3,117
	$36,810	$36,054
(1)	Includes troubled debt restructurings of $5,279,000 and $3,730,000 at June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019 and December 31, 2018, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
June 30, 2019	Pass	Classified	PCI	Total
Commercial real estate	$1,082,031	$6,125	$10,123	$1,098,279
Construction, land development, land	150,205	1,016	6,640	157,861
1-4 family residential	183,141	2,400	529	186,070
Farmland	136,525	7,962	107	144,594
Commercial	1,239,385	16,999	946	1,257,330
Factored receivables	574,926	8,205	—	583,131
Consumer	25,595	453	—	26,048
Mortgage warehouse	382,590	—	—	382,590
	$3,774,398	$43,160	$18,345	$3,835,903

(Dollars in thousands)
December 31, 2018	Pass	Classified	PCI	Total
Commercial real estate	$977,548	$3,829	$10,703	$992,080
Construction, land development, land	172,709	91	6,791	179,591
1-4 family residential	187,251	1,746	1,188	190,185
Farmland	161,565	8,594	381	170,540
Commercial	1,093,759	20,207	1,005	1,114,971
Factored receivables	612,577	5,214	—	617,791
Consumer	29,461	361	—	29,822
Mortgage warehouse	313,664	—	—	313,664
	$3,548,534	$40,042	$20,068	$3,608,644

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $7,634,000 and $6,847,000 as of June 30, 2019 and December 31, 2018, respectively. The Company had allocated specific allowances for these loans of $649,000 and $286,000 at June 30, 2019 and December 31, 2018, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the three and six months ended June 30, 2019 and 2018. The Company did not grant principal reductions on any restructured loans.

	Extended
	Amortization	Payment	AB Note	Interest Rate	Total	Number of
(Dollars in thousands)	Period	Deferrals	Restructure	Reduction	Modifications	Loans
Six months ended June 30, 2019
Commercial real estate	$—	$—	$4,597	$—	$4,597	1
Commercial	1,096	84	—	593	1,773	5
	$1,096	$84	$4,597	$593	$6,370	6

Three months ended June 30, 2019
Commercial real estate	$—	$—	$4,597	$—	$4,597	1
Commercial	1,096	—	—	593	1,689	3
	$1,096	$—	$4,597	$593	$6,286	4

Six months ended June 30, 2018
1-4 family residential	$110	$—	$—	$—	$110	3
Commercial	75	—	—	—	75	2
	$185	$—	$—	$—	$185	5

There were no loans modified as troubled debt restructurings during the three months ended June 30, 2018.

During the six months ended June 30, 2019, the Company had one relationship consisting of seven loans modified as troubled debt restructurings with a recorded investment of $688,000 for which there were payment defaults within twelve months following the modification. During the six months ended June 30, 2018, the Company had one loan modified as a troubled debt restructuring with a recorded investment of $156,000 for which there was a payment default within twelve months following the modification. Default is determined at 90 or more days past due.

Residential Real Estate Loans In Process of Foreclosure

At June 30, 2019, the Company had $184,000 in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at June 30, 2019 and December 31, 2018, are as follows:

	June 30,	December 31,
	2019	2018
Contractually required principal and interest:
Real estate loans	$21,524	$22,644
Commercial loans	3,152	4,078
Outstanding contractually required principal and interest	$24,676	$26,722
Gross carrying amount included in loans receivable	$18,345	$20,068

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in accretable yield during the three and six months ended June 30, 2019 and 2018 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accretable yield, beginning balance	$5,283	$2,442	$5,711	$2,793
Additions	—	—	—	—
Accretion	(358)	(354)	(768)	(738)
Reclassification from nonaccretable to accretable yield	14	17	14	50
Disposals	(146)	—	(164)	—
Accretable yield, ending balance	$4,793	$2,105	$4,793	$2,105

NOTE 5 – LEASES

The Company leases certain premises and equipment under operating leases. At June 30, 2019, the Company had lease liabilities totaling $22,393,000 and right-of-use assets totaling $22,493,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the six months ended June 30, 2019, the weighted average remaining lease term for operating leases was 6.9 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.4%.

Lease costs were as follows:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$1,115	$2,168
Short-term lease cost	—	—
Variable lease cost	82	196
Total lease cost	$1,197	$2,364

Rent expense for the three and six months ended June 30, 2018, prior to the adoption of ASU 2016-02, was $700,000 and $1,299,000, respectively.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2019. At June 30, 2019, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	June 30, 2019
Lease payments due:
Within one year	$4,008
After one but within two years	4,108
After two but within three years	3,773
After three but within four years	3,325
After four but within five years	2,999
After five years	7,048
Total undiscounted cash flows	25,261
Discount on cash flows	(2,868)
Total lease liability	$22,393

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Goodwill	$158,743	$158,743

	June 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$43,578	$(19,368)	$24,210	$43,578	$(16,266)	$27,312
Other intangible assets	15,700	(3,985)	11,715	15,700	(2,338)	13,362
	$59,278	$(23,353)	$35,925	$59,278	$(18,604)	$40,674

The changes in goodwill and intangible assets during the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$197,015	$63,923	$199,417	$63,778
Acquired goodwill	—	42,975	—	42,975
Goodwill measurement period adjustment	—	(1,680)	—	—
Acquired intangibles	—	13,920	—	13,935
Divestiture	—	—	—	(433)
Amortization of intangibles	(2,347)	(1,361)	(4,749)	(2,478)
Ending balance	$194,668	$117,777	$194,668	$117,777

NOTE 7 – Variable Interest Entities

Collateralized Loan Obligation Funds – Closed

The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $8,573,000 and $8,487,000 at June 30, 2019 and December 31, 2018, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$58,057	$424,739	$482,796	$69,053	$433,667	$502,720
Standby letters of credit	$5,012	$4,815	$9,827	$2,285	$3,931	$6,216
Commitments to purchase loans	$—	$29,000	$29,000	$—	$—	$—
Mortgage warehouse commitments	$—	$262,226	$262,226	$—	$266,458	$266,458

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

Commitments to purchase loans represent loans purchased by the Company that have not yet settled.

Mortgage warehouse commitments are unconditionally cancellable and represent the unused capacity on mortgage warehouse facilities the Company has approved. The Company reserves the right to refuse to buy any mortgage loans offered for sale by a customer, for any reason, at the Company’s sole and absolute discretion.

The Company records an allowance for loan and lease losses on off-balance sheet lending-related commitments through a charge to other noninterest expense on the Company’s consolidated statements of income. At June 30, 2019 and December 31, 2018, the allowance for loan and lease losses on off-balance sheet lending-related commitments totaled $504,000 and $538,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

In addition to the commitments above, the Company had overdraft protection available in the amounts of $2,734,000 and $3,087,000 at June 30, 2019 and December 31, 2018, respectively.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 15 of the Company’s 2018 Form 10-K.

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2019	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$79,677	$—	$79,677
Mortgage-backed securities, residential	—	40,148	—	40,148
Asset-backed securities	—	8,917	—	8,917
State and municipal	—	62,433	—	62,433
CLO securities	—	75,749	—	75,749
Corporate bonds	—	58,442	—	58,442
SBA pooled securities	—	4,625	—	4,625
	$—	$329,991	$—	$329,991

Equity securities
Mutual fund	$5,479	$—	$—	$5,479

Loans held for sale	$—	$2,877	$—	$2,877

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$21,302	$21,302

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$92,648	$—	$92,648
U.S. Treasury notes	—	1,932	—	1,932
Mortgage-backed securities, residential	—	39,736	—	39,736
Asset backed securities	—	10,145	—	10,145
State and municipal	—	118,451	—	118,451
Corporate bonds	—	68,787	—	68,787
SBA pooled securities	—	4,724	—	4,724
	$—	$336,423	$—	$336,423

Equity securities
Mutual fund	$5,044	$—	$—	$5,044

Loans held for sale	$—	$2,106	$—	$2,106

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$20,745	$20,745

There were no transfers between levels during 2019 or 2018.

On June 2, 2018, the Company acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s (“ICC”) accounts receivable factoring business and other related financial services. Consideration for the acquisition included contingent consideration, which is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition. The index is calculated by a third party data analytics firm and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period after closing, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price, with a payout ranging from $0 to $22,000,000. The fair value of the contingent consideration is calculated each reporting period, and changes in the fair value of the contingent consideration are recorded in noninterest income in the consolidated statements of income. At June 30, 2019 and December 31, 2018, the ICC contingent consideration liability was the only recurring fair value measurement with Level 3 unobservable inputs. At June 30, 2019 and December 31, 2018, the fair value calculation of the contingent consideration resulted in a payout of $22,000,000, and discount rates of 2.2% and 2.9%, respectively, were applied to calculate the present value of the contingent consideration. A reconciliation of the opening balance to the closing balance of the fair value of the contingent consideration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$21,006	$—	$20,745	$—
Contingent consideration recognized in business combination	—	20,000	—	20,000
Change in fair value of contingent consideration recognized in earnings	296	—	557	—
Consideration settlement payments	—	—	—	—
Ending balance	$21,302	$20,000	$21,302	$20,000

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2019	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$452	$452
Construction, land development, land	—	—	70	70
1-4 family residential	—	—	77	77
Farmland	—	—	842	842
Commercial	—	—	2,486	2,486
Factored receivables	—	—	6,418	6,418
Consumer	—	—	12	12
PCI	—	—	67	67
Other real estate owned (1)
Commercial real estate	—	—	230	230
1-4 family residential properties	—	—	240	240
	$—	$—	$10,894	$10,894

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$5,123	$5,123
Construction, land development, land	—	—	70	70
1-4 family residential	—	—	100	100
Farmland	—	—	842	842
Commercial	—	—	3,277	3,277
Factored receivables	—	—	4,791	4,791
Consumer	—	—	41	41
PCI	—	—	67	67
Other real estate owned (1)
Commercial real estate	—	—	1,095	1,095
	$—	$—	$15,406	$15,406

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at June 30, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
June 30, 2019	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$209,305	$209,305	$—	$—	$209,305
Securities - held to maturity	8,573	—	—	7,283	7,283
Loans not previously presented, gross	3,820,357	—	—	3,810,015	3,810,015
FHLB stock	18,037	N/A	N/A	N/A	N/A
Accrued interest receivable	19,963	19,963	—	—	19,963

Financial liabilities:
Deposits	3,658,978	—	3,662,047	—	3,662,047
Customer repurchase agreements	12,788	—	12,788	—	12,788
Federal Home Loan Bank advances	305,000	—	305,000	—	305,000
Subordinated notes	48,983	—	52,500	—	52,500
Junior subordinated debentures	39,320	—	40,549	—	40,549
Accrued interest payable	9,030	9,030	—	—	9,030

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2018	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$234,939	$234,939	$—	$—	$234,939
Securities - held to maturity	8,487	—	—	7,326	7,326
Loans not previously presented, gross	3,589,676	—	—	3,505,724	3,505,724
FHLB stock	15,943	N/A	N/A	N/A	N/A
Accrued interest receivable	19,094	19,094	—	—	19,094

Financial liabilities:
Deposits	3,450,349	—	3,440,570	—	3,440,570
Customer repurchase agreements	4,485	—	4,485	—	4,485
Federal Home Loan Bank advances	330,000	—	330,000	—	330,000
Subordinated notes	48,929	—	50,500	—	50,500
Junior subordinated debentures	39,083	—	40,808	—	40,808
Accrued interest payable	6,722	6,722	—	—	6,722

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2019 and December 31, 2018, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2019 and December 31, 2018, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2019 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$566,636	12.9%	$351,402	8.0%	N/A	N/A
TBK Bank, SSB	$526,237	12.3%	$342,268	8.0%	$427,835	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$487,733	11.1%	$263,639	6.0%	N/A	N/A
TBK Bank, SSB	$496,323	11.6%	$256,719	6.0%	$342,292	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$448,413	10.2%	$197,829	4.5%	N/A	N/A
TBK Bank, SSB	$496,323	11.6%	$192,539	4.5%	$278,112	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$487,733	10.8%	$180,642	4.0%	N/A	N/A
TBK Bank, SSB	$496,323	11.1%	$178,855	4.0%	$223,569	5.0%

As of December 31, 2018
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$552,398	13.4%	$330,970	8.0%	N/A	N/A
TBK Bank, SSB	$496,526	12.4%	$320,856	8.0%	$401,071	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$475,359	11.5%	$248,227	6.0%	N/A	N/A
TBK Bank, SSB	$468,500	11.7%	$240,642	6.0%	$320,856	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$436,276	10.5%	$186,170	4.5%	N/A	N/A
TBK Bank, SSB	$468,500	11.7%	$180,482	4.5%	$260,696	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$475,359	11.1%	$171,619	4.0%	N/A	N/A
TBK Bank, SSB	$468,500	11.0%	$170,092	4.0%	$212,615	5.0%

Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Beginning in January 2016, the implementation of the capital conservation buffer set forth by the Basel III regulatory capital framework was effective for the Company starting at 0.625% of risk weighted assets above the minimum risk based capital ratio requirements and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. The capital conservation buffer was 2.5% and 1.875% at June 30, 2019 and December 31, 2018, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At June 30, 2019 and December 31, 2018, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

Common Stock

	June 30, 2019	December 31, 2018
Shares authorized	50,000,000	50,000,000
Shares issued	27,147,933	27,053,999
Treasury shares	(949,625)	(104,063)
Shares outstanding	26,198,308	26,949,936
Par value per share	$0.01	$0.01

Common Stock Offering

On April 12, 2018, the Company completed an underwritten public offering of 5,405,000 shares of the Company’s common stock, including 705,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at $37.50 per share for total gross proceeds of $202,688,000. Net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $192,053,000.

Stock Repurchase Program

On October 29, 2018, the Company announced that its board of directors had authorized the Company to repurchase up to $25,000,000 of the Company’s outstanding common stock in open market transactions or through privately negotiated transactions. During the three and six months ended June 30, 2019, the Company repurchased into treasury stock 590,829 shares at an average price of $29.42 for a total of $17,384,000 and 838,141 shares at an average price of $29.74 for a total of $24,930,000, respectively, which completed its previously announced $25,000,000 repurchase program. No repurchases were made under this program during the six months ended June 30, 2018.

On July 17, 2019, the Company’s board of directors authorized the Company to repurchase up to an additional $25,000,000 of the Company’s outstanding common stock. The Company may repurchase these shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion.  The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors.  This repurchase program is authorized for a period of up to one year and does not require the Company to repurchase any specific number of shares.  The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion.

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

There were no preferred shares issued or outstanding at December 31, 2018 or June 30, 2019.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $825,000 and $1,736,000 for the three and six months ended June 30, 2019, respectively, and $567,000 and $1,053,000 for the three and six months ended June 30, 2018, respectively.

2014 Omnibus Incentive Plan

The Company’s 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”) provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards that may be settled in, or based upon the value of, the Company’s common stock. The maximum number of shares of common stock available for issuance under the Omnibus Incentive Plan is 2,000,000 shares.

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the six months ended June 30, 2019 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2019	101,213	$31.47
Granted	93,566	30.98
Vested	(36,612)	27.68
Forfeited	(2,196)	31.52
Nonvested at June 30, 2019	155,971	$32.07

RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2019, there was $3,561,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 3.39 years.

Restricted Stock Units

A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2019 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Shares	Fair Value
Nonvested at January 1, 2019	59,658	$38.75
Granted	—	—
Vested	—	—
Forfeited	(1,258)	38.75
Nonvested at June 30, 2019	58,400	$38.75

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2019, there was $1,735,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 3.84 years.

Performance Stock Units

A summary of changes in the Company’s nonvested Performance Stock Units (“PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2019 were as follows:

		Weighted-Average
		Grant-Date
Nonvested PSUs	Shares	Fair Value
Nonvested at January 1, 2019	59,658	$38.57
Granted	12,479	33.91
Vested	—	—
Forfeited	(1,258)	38.57
Nonvested at June 30, 2019	70,879	$37.75

PSUs granted to employees under the Omnibus Incentive Plan vest after three to five years. The number of shares issued upon vesting will range from 0% to 175% of the PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of a specified group of peer banks. Compensation expense for the PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of PSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation date.

	Six Months Ended June 30,
	2019	2018
Grant date	May 1, 2019	May 1, 2018
Performance period	3.00 Years	5.00 Years
Stock price	$30.82	$38.85
Triumph stock price volatility	28.29%	29.13%
Risk-free rate	2.25%	2.76%

As of June 30, 2019, there was $2,127,000 of unrecognized compensation cost related to the nonvested PSUs. The cost is expected to be recognized over a remaining period of 3.65 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the six months ended June 30, 2019 were as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2019	231,467	$23.43
Granted	19,285	31.00
Exercised	(1,031)	19.64
Forfeited or expired	(3,103)	28.76
Outstanding at June 30, 2019	246,618	$23.97	7.65	$1,782

Fully vested shares and shares expected to vest at June 30, 2019	246,618	$23.97	7.65	$1,782

Shares exercisable at June 30, 2019	131,358	$20.15	7.17	$1,291

Information related to the stock options for the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018
Aggregate intrinsic value of options exercised	$11	$59
Cash received from option exercises	—	—
Tax benefit realized from option exercises	2	12
Weighted average fair value per share of options granted	$10.03	$13.22

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

The fair value of the stock options granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.33%	2.85%
Expected term	6.25 years	6.25 years
Expected stock price volatility	27.46%	28.07%
Dividend yield	—	—

As of June 30, 2019, there was $584,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.87 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan

On April 1, 2019, the Company’s Board of Directors adopted the Triumph Bancorp, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 2,500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on May 16, 2019.  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period.  The first offering period has not yet commenced.

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Basic
Net income to common stockholders	$12,730	$12,192	$27,518	$24,070
Weighted average common shares outstanding	26,396,351	25,519,108	26,537,255	23,133,489
Basic earnings per common share	$0.48	$0.48	$1.04	$1.04
Diluted
Net income to common stockholders	$12,730	$12,192	$27,518	$24,070
Dilutive effect of preferred stock	—	193	—	383
Net income to common stockholders - diluted	$12,730	$12,385	$27,518	$24,453
Weighted average common shares outstanding	26,396,351	25,519,108	26,537,255	23,133,489
Dilutive effects of:
Assumed conversion of Preferred A	—	315,773	—	315,773
Assumed conversion of Preferred B	—	354,471	—	354,471
Assumed exercises of stock warrants	—	—	—	—
Assumed exercises of stock options	59,962	86,821	61,819	85,123
Restricted stock awards	30,110	37,417	39,352	60,425
Restricted stock units	—	2,288	—	862
Performance stock units	—	—	—	—
Average shares and dilutive potential common shares	26,486,423	26,315,878	26,638,426	23,950,143
Diluted earnings per common share	$0.48	$0.47	$1.03	$1.02

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares assumed to be converted from Preferred Stock Series A	—	—	—	—
Shares assumed to be converted from Preferred Stock Series B	—	—	—	—
Stock options	70,037	51,952	70,037	51,952
Restricted stock awards	—	—	—	—
Restricted stock units	58,400	—	58,400	—
Performance stock units	70,879	59,658	70,879	59,658

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

(Dollars in thousands)
Three Months Ended June 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$52,258	$24,762	$283	$77,303
Intersegment interest allocations	2,512	(2,512)	—	—
Total interest expense	12,301	—	1,583	13,884
Net interest income (expense)	42,469	22,250	(1,300)	63,419
Provision for loan losses	2,874	807	—	3,681
Net interest income after provision	39,595	21,443	(1,300)	59,738
Noninterest income	6,453	1,205	(35)	7,623
Noninterest expense	36,651	13,253	800	50,704
Operating income (loss)	$9,397	$9,395	$(2,135)	$16,657

(Dollars in thousands)
Three Months Ended June 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$40,376	$20,314	$559	$61,249
Intersegment interest allocations	4,155	(4,155)	—	—
Total interest expense	6,440	—	1,552	7,992
Net interest income (expense)	38,091	16,159	(993)	53,257
Provision for loan losses	1,592	3,313	1	4,906
Net interest income after provision	36,499	12,846	(994)	48,351
Noninterest income	4,033	920	(8)	4,945
Noninterest expense	26,401	10,311	691	37,403
Operating income (loss)	$14,131	$3,455	$(1,693)	$15,893

(Dollars in thousands)
Six Months Ended June 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$101,379	$48,566	$622	$150,567
Intersegment interest allocations	5,150	(5,150)	—	—
Total interest expense	22,655	—	3,182	25,837
Net interest income (expense)	83,874	43,416	(2,560)	124,730
Provision for loan losses	3,828	944	(77)	4,695
Net interest income after provision	80,046	42,472	(2,483)	120,035
Noninterest income	12,751	2,281	129	15,161
Noninterest expense	71,038	26,546	1,686	99,270
Operating income (loss)	$21,759	$18,207	$(4,040)	$35,926

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)
Six Months Ended June 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$79,280	$35,094	$993	$115,367
Intersegment interest allocations	7,088	(7,088)	—	—
Total interest expense	11,994	—	2,986	14,980
Net interest income (expense)	74,374	28,006	(1,993)	100,387
Provision for loan losses	3,736	3,706	12	7,454
Net interest income after provision	70,638	24,300	(2,005)	92,933
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	7,620	1,510	(84)	9,046
Noninterest expense	52,939	17,165	1,341	71,445
Operating income (loss)	$26,390	$8,645	$(3,430)	$31,605

(Dollars in thousands)
June 30, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,702,249	$636,901	$739,219	$(1,295,180)	$4,783,189
Gross loans	$3,742,999	$544,601	$1,553	$(453,250)	$3,835,903

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our traditional banking offerings include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include factoring, asset-based lending, and equipment lending products offered on a nationwide basis. Our national lending product lines provide further asset base diversification and include mortgage warehouse, liquid credit, and premium finance offered on a nationwide basis. As of June 30, 2019, we had consolidated total assets of $4.783 billion, total loans held for investment of $3.836 billion, total deposits of $3.659 billion and total stockholders’ equity of $643.4 million.

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio.  These products include our factoring services, provided principally in the transportation sector, and our asset-based lending and equipment finance products. Year to date, our aggregate outstanding balances for these products has increased $3.2 million, or 0.3%, to $1.187 billion as of June 30, 2019, primarily due to organic growth. The following table sets forth our commercial finance product lines:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Commercial finance
Commercial - Equipment	$395,094	$352,037
Commercial - Asset-based lending	208,896	214,110
Factored receivables	583,131	617,791
Total commercial finance loans	$1,187,121	$1,183,938

Our national lending product lines include mortgage warehouse, liquid credit, and premium finance. Mortgage warehouse lending provides portfolio diversification by allowing unaffiliated mortgage originators to close one-to-four family real estate loans in their own name and manage cash flow needs until the loans are sold to investors. Our liquid credit portfolio, which consists of broadly syndicated shared national credits, provides an accordion feature allowing us to opportunistically scale our loan portfolio. Premium finance provides a lending product that complements our commercial finance products. The following table sets forth our national lending lines:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
National lending
Mortgage warehouse	$382,590	$313,664
Commercial - Liquid credit	21,758	963
Commercial - Premium finance	72,898	72,302
Total national lending loans	$477,246	$386,929

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. We have determined our reportable segments are Banking, Factoring, and Corporate. For the six months ended June 30, 2019, our Banking segment generated 68% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 31% of our total revenue, and our Corporate segment generated 1% of our total revenue.

Second Quarter 2019 Overview

Net income available to common stockholders for the three months ended June 30, 2019 was $12.7 million, or $0.48 per diluted share, compared to net income available to common stockholders for the three months ended June 30, 2018 of $12.2 million, or $0.47 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, adjusted net income to common stockholders was $13.0 million, or $0.50 per diluted share, for the three months ended June 30, 2018.  There were no merger and acquisition related activities during the three months ended June 30, 2019. For the three months ended June 30, 2019, our return on average common equity was 7.83% and our return on average assets was 1.09%.

Net income available to common stockholders for the six months ended June 30, 2019 was $27.5 million, or $1.03 per diluted share, compared to net income available to common stockholders for the six months ended June 30, 2018 of $24.1 million, or $1.02 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $24.1 million, or $1.02 per diluted share, for the six months ended June 30, 2018. There were no merger and acquisition related activities during the six months ended June 30, 2019. For the six months ended June 30, 2019, our return on average common equity was 8.55% and our return on average assets was 1.21%.

At June 30, 2019, we had total assets of $4.783 billion, including gross loans of $3.836 billion, compared to $4.560 billion of total assets and $3.609 billion of gross loans at December 31, 2018. Organic loan growth totaled $227.3 million during the six months ended June 30, 2019. The commercial finance product lines increased from $1,183.9 million in aggregate as of December 31, 2018 to $1.187 billion as of June 30, 2019, an increase of 0.3%, and constitute 31% of our total loan portfolio at June 30, 2019. Our national lending lines increased from $386.9 million in aggregate as of December 31, 2018 to $477.4 million as of June 30, 2019, an increase of 23.3%, and constitute 12% of our total loan portfolio at June 30, 2019. Our community bank lending lines increased from $2,037.8 million in aggregate as of December 31, 2018 to $2,171.5 million as of June 30, 2019, an increase of 6.6%, and constitute 57% of our total loan portfolio at June 30, 2019.

At June 30, 2019, we had total liabilities of $4.140 billion, including total deposits of $3.659 billion, compared to $3.923 billion of total liabilities and $3.450 billion of total deposits at December 31, 2018. Deposits increased $208.6 million during the six months ended June 30, 2019.

At June 30, 2019, we had total stockholders' equity of $643.4 million. During the six months ended June 30, 2019, total stockholders’ equity increased $6.8 million, primarily due to our net income for the period, offset in part by common stock repurchased during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 11.09% and 12.88%, respectively, at June 30, 2019.

At June 30, 2019, there were 146 clients utilizing the TriumphPay platform, which is an increase of 16 clients, or 12.3% for the three months ended June 30, 2019 and an increase of 33 clients, or 29.2% for the six months ended June 30, 2019. For the three months ended June 30, 2019, TriumphPay processed 149,734 invoices paying 28,126 distinct carriers a total of $168.8 million. For the six months ended June 30, 2019, TriumphPay processed 263,800 invoices paying 38,128 distinct carriers a total of $309.8 million.

2019 Items of Note

Stock Repurchase Program

On October 29, 2018, we announced that our board of directors had authorized us to repurchase up to $25.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions. No repurchases were made under this program during the year ended December 31, 2018; however, during the six months ended June 30, 2019, we repurchased 838,141 shares into treasury stock under our stock repurchase program at an average price of $29.74, for a total of $24.9 million.

On July 17, 2019, our board of directors authorized us to repurchase up to an additional $25.0 million of our outstanding common stock. We may repurchase these shares from time to time in open market transactions or through privately negotiated transactions at our discretion.  The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of our common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors.  This stock repurchase program is authorized for a period of up to one year and does not require us to repurchase any specific number of shares.  The stock repurchase program may be modified, suspended or discontinued at any time, at our discretion.

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

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Income Statement Data:
Interest income	$77,303	$61,249	$150,567	$115,367
Interest expense	13,884	7,992	25,837	14,980
Net interest income	63,419	53,257	124,730	100,387
Provision for loan losses	3,681	4,906	4,695	7,454
Net interest income after provision	59,738	48,351	120,035	92,933
Gain on sale of subsidiary or division	—	—	—	1,071
Other noninterest income	7,623	4,945	15,161	9,046
Noninterest income	7,623	4,945	15,161	10,117
Noninterest expense	50,704	37,403	99,270	71,445
Net income before income taxes	16,657	15,893	35,926	31,605
Income tax expense	3,927	3,508	8,408	7,152
Net income	12,730	12,385	27,518	24,453
Dividends on preferred stock	—	(193)	—	(383)
Net income available to common stockholders	$12,730	$12,192	$27,518	$24,070

Per Share Data:
Basic earnings per common share	$0.48	$0.48	$1.04	$1.04
Diluted earnings per common share	$0.48	$0.47	$1.03	$1.02
Weighted average shares outstanding - basic	26,396,351	25,519,108	26,537,255	23,133,489
Weighted average shares outstanding - diluted	26,486,423	26,315,878	26,638,426	23,950,143

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.48	$0.50	$1.03	$1.02
Adjusted weighted average shares outstanding - diluted	26,486,423	26,315,878	26,638,426	23,950,143

Performance ratios - Annualized:
Return on average assets	1.09%	1.37%	1.21%	1.40%
Return on average total equity	7.83%	8.53%	8.55%	10.01%
Return on average common equity	7.83%	8.54%	8.55%	10.05%
Return on average tangible common equity (1)	11.19%	9.95%	12.29%	11.85%
Yield on loans(2)	7.95%	8.09%	7.97%	7.88%
Cost of interest bearing deposits	1.42%	0.93%	1.33%	0.89%
Cost of total deposits	1.14%	0.73%	1.07%	0.70%
Cost of total funds	1.40%	1.06%	1.34%	1.00%
Net interest margin(2)	5.99%	6.36%	6.07%	6.21%
Efficiency ratio	71.37%	64.26%	70.96%	64.65%
Adjusted efficiency ratio (1)	71.37%	62.38%	70.96%	64.29%
Net noninterest expense to average assets	3.68%	3.59%	3.69%	3.51%
Adjusted net noninterest expense to average assets (1)	3.68%	3.47%	3.69%	3.51%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2019	2018
Balance Sheet Data:
Total assets	$4,783,189	$4,559,779
Cash and cash equivalents	209,305	234,939
Investment securities	344,043	349,954
Loans held for investment, net	3,806,487	3,581,073
Total liabilities	4,139,827	3,923,172
Noninterest bearing deposits	684,223	724,527
Interest bearing deposits	2,974,755	2,725,822
FHLB advances	305,000	330,000
Subordinated notes	48,983	48,929
Junior subordinated debentures	39,320	39,083
Total stockholders’ equity	643,362	636,607

Per Share Data:
Book value per share	$24.56	$23.62
Tangible book value per share (1)	$17.13	$16.22
Shares outstanding end of period	26,198,308	26,949,936

Asset Quality ratios(3):
Past due to total loans	1.90%	2.41%
Nonperforming loans to total loans	0.96%	1.00%
Nonperforming assets to total assets	0.86%	0.84%
ALLL to nonperforming loans	79.91%	76.47%
ALLL to total loans	0.77%	0.76%
Net charge-offs to average loans(4)	0.08%	0.23%

Capital ratios:
Tier 1 capital to average assets	10.84%	11.08%
Tier 1 capital to risk-weighted assets	11.09%	11.49%
Common equity Tier 1 capital to risk-weighted assets	10.19%	10.55%
Total capital to risk-weighted assets	12.88%	13.35%
Total stockholders' equity to total assets	13.45%	13.96%
Tangible common stockholders' equity ratio (1)	9.78%	10.03%

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

(2)	Performance ratios include discount accretion on purchased loans for the periods presented as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Loan discount accretion	$1,297	$3,637	$2,854	$5,614
(3)	Asset quality ratios exclude loans held for sale.
(4)	Net charge-offs to average loans ratios are for the six months ended June 30, 2019 and the year ended December 31, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net income available to common stockholders	$12,730	$12,192	$27,518	$24,070
Transaction costs	—	1,094	—	1,094
Gain on sale of subsidiary or division	—	—	—	(1,071)
Tax effect of adjustments	—	(257)	—	(9)
Adjusted net income available to common stockholders	$12,730	$13,029	$27,518	$24,084
Dilutive effect of convertible preferred stock	—	193	—	383
Adjusted net income available to common stockholders - diluted	$12,730	$13,222	$27,518	$24,467

Weighted average shares outstanding - diluted	26,486,423	26,315,878	26,638,426	23,950,143
Adjusted effects of assumed preferred stock conversion	—	—	—	—
Adjusted weighted average shares outstanding - diluted	26,486,423	26,315,878	26,638,426	23,950,143
Adjusted diluted earnings per common share	$0.48	$0.50	$1.03	$1.02

Net income available to common stockholders	$12,730	$12,192	$27,518	$24,070
Average tangible common equity	456,346	491,492	451,485	409,509
Return on average tangible common equity	11.19%	9.95%	12.29%	11.85%

Adjusted efficiency ratio:
Net interest income	$63,419	$53,257	$124,730	$100,387
Noninterest income	7,623	4,945	15,161	10,117
Operating revenue	71,042	58,202	139,891	110,504
Gain on sale of subsidiary or division	—	—	—	(1,071)
Adjusted operating revenue	$71,042	$58,202	$139,891	$109,433

Total noninterest expense	$50,704	$37,403	$99,270	$71,445
Transaction costs	—	(1,094)	—	(1,094)
Adjusted noninterest expense	$50,704	$36,309	$99,270	$70,351
Adjusted efficiency ratio	71.37%	62.38%	70.96%	64.29%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$50,704	$37,403	$99,270	$71,445
Transaction costs	—	(1,094)	—	(1,094)
Adjusted noninterest expense	$50,704	$36,309	$99,270	$70,351

Total noninterest income	$7,623	$4,945	$15,161	$10,117
Gain on sale of subsidiary or division	—	—	—	(1,071)
Adjusted noninterest income	7,623	4,945	15,161	9,046
Adjusted net noninterest expenses	$43,081	$31,364	$84,109	$61,305
Average total assets	4,694,647	3,628,960	4,598,735	3,520,522
Adjusted net noninterest expense to average assets ratio	3.68%	3.47%	3.69%	3.51%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2019	2018
Total stockholders' equity	$643,362	$636,607
Goodwill and other intangibles	(194,668)	(199,417)
Tangible common stockholders' equity	$448,694	$437,190
Common shares outstanding	26,198,308	26,949,936
Tangible book value per share	$17.13	$16.22

Total assets at end of period	$4,783,189	$4,559,779
Goodwill and other intangibles	(194,668)	(199,417)
Tangible assets at period end	$4,588,521	$4,360,362
Tangible common stockholders' equity ratio	9.78%	10.03%

Results of Operations

Three months ended June 30, 2019 compared with three months ended June 30, 2018.

Net Income

We earned net income of $12.7 million for the three months ended June 30, 2019 compared to $12.4 million for the three months ended June 30, 2018, an increase of $0.3 million.

As discussed in the Second Quarter 2019 Overview above, there were no merger and acquisition related activities during the three months ended June 30, 2019 and therefore, no adjustments were made to net income to arrive at an adjusted net income for the period. The results for the three months ended June 30, 2018 were impacted by the acquisition of ICC during June 2018, which resulted in $1.1 million of transaction costs included in noninterest expense.  Excluding the transaction costs, net of taxes, we earned adjusted net income of $13.2 million for the three months ended June 30, 2018 compared to $12.7 million for the three months ended June 30, 2019, a decrease of $0.5 million. The adjusted decrease was primarily the result of a $14.4 million increase in adjusted noninterest expense and a $0.2 million increase in adjusted income tax expense, offset in part by a $10.2 million increase in net interest income, a $1.2 million decrease in provision for loan losses, and a $2.7 million increase in noninterest income.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended June 30,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$166,426	$1,022	2.46%	$217,605	$1,030	1.90%
Taxable securities	287,607	2,317	3.23%	168,182	1,024	2.44%
Tax-exempt securities	61,712	350	2.28%	35,016	155	1.78%
FHLB stock	21,851	146	2.67%	18,297	101	2.21%
Loans (1)	3,707,987	73,468	7.95%	2,922,047	58,939	8.09%
Total interest earning assets	4,245,583	77,303	7.30%	3,361,147	61,249	7.31%
Noninterest earning assets:
Cash and cash equivalents	80,796			54,441
Other noninterest earning assets	368,268			213,372
Total assets	$4,694,647			$3,628,960
Interest bearing liabilities:
Deposits:
Interest bearing demand	$592,593	$391	0.26%	$381,114	$215	0.23%
Individual retirement accounts	111,962	437	1.57%	103,358	315	1.22%
Money market	419,066	1,473	1.41%	256,841	335	0.52%
Savings	366,953	120	0.13%	241,029	30	0.05%
Certificates of deposit	1,006,950	5,568	2.22%	767,484	2,593	1.36%
Brokered deposits	337,086	2,021	2.40%	246,089	1,143	1.86%
Total deposits	2,834,610	10,010	1.42%	1,995,915	4,631	0.93%
Subordinated notes	48,967	839	6.87%	48,864	838	6.88%
Junior subordinated debentures	39,241	744	7.60%	38,787	713	7.37%
Other borrowings	368,455	2,291	2.49%	385,646	1,810	1.88%
Total interest bearing liabilities	3,291,273	13,884	1.69%	2,469,212	7,992	1.30%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	686,923			553,309
Other liabilities	64,104			23,823
Total equity	652,347			582,616
Total liabilities and equity	$4,694,647			$3,628,960
Net interest income		$63,419			$53,257
Interest spread (2)			5.61%			6.01%
Net interest margin (3)			5.99%			6.36%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

The following table presents loan yields earned on our community banking, commercial finance, and national lending loan portfolios:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018
Average community banking	$2,166,122	$1,658,654
Average commercial finance	1,168,110	978,239
Average national lending	373,755	285,155
Average total loans	$3,707,987	$2,922,047
Community banking yield	5.88%	5.97%
Commercial finance yield	12.52%	12.48%
National lending yield	5.62%	5.35%
Total loan yield	7.95%	8.09%

We earned net interest income of $63.4 million for the three months ended June 30, 2019 compared to $53.3 million for the three months ended June 30, 2018, an increase of $10.1 million, or 18.9%, primarily driven by the following factors.

Interest income increased $16.1 million, or 26.3%, as a result of an increase in average interest earning assets of $884.4 million, or 26.3%, which was attributable to the impact of the FBD and SCC acquisitions which closed subsequent to June 30, 2018 and contributed $287.8 million of loans and $270.7 million of securities. The increase is also attributable to growth in our factored receivable operations as a result of a full quarter impact of the ICC acquisition and organic factored receivables growth. Additional interest income also resulted from organic growth in our loan portfolio. The average balance of our higher yielding commercial finance loans increased $189.9 million, or 19.4%, from $978.2 million for the three months ended June 30, 2018 to $1.168 billion for the three months ended June 30, 2019 as a result of a full quarter impact of the ICC acquisition and the continued execution of our growth strategy for such products. Our average mortgage warehouse lending balance was $297.6 million for the three months ended June 30, 2019 compared to $238.1 million for the three months ended June 30, 2018. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period. A component of interest income consists of discount accretion on acquired loan portfolios.  We recognized discount accretion on purchased loans of $1.3 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively.

Interest expense increased $5.9 million, or 73.7%, as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $838.7 million 42.0%, primarily due to $674.7 million of customer deposits assumed in the FBD and SCC acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  We decreased our use of other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the decrease in the average balance was more than offset by an increase in average rate.

Net interest margin decreased to 5.99% for the three months ended June 30, 2019 from 6.36% for the three months ended June 30, 2018, a decrease of 37 basis points or 5.8%.

The decrease in our net interest margin primarily resulted from  an increase in our average cost of interest bearing liabilities of 39 basis points. This increase was caused by an increased use of higher rate certificates of deposit and brokered deposits to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the macro economy. This increase was partially offset by a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the FBD and SCC acquisitions.

Also impacting our net interest margin was a decrease in yields on our loan portfolio.  While our average yield on interest earning assets only decreased 1 basis point to 7.30% for the three months ended June 30, 2019, the change in the overall mix within our loan portfolio period over period drove a 14 basis point reduction in our loan yield to 7.95% for the same period.  Our higher yielding average commercial finance products as a percentage of the total loan portfolio decreased from 33.5% for the three months ended June 30, 2018 to 31.5% for the three months ended June 30, 2019 contributing to the overall decrease in yield on our loan portfolio. Average factored receivables as a percentage of the total commercial finance portfolio increased from 46.9% at June 30, 2018 to 48.5% at June 30, 2019 which partially offset the decrease in yield on our loan portfolio.  In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall factoring portfolio to 79% at June 30, 2019 compared to 80% at June 30, 2018.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Three Months Ended
	June 30, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$306	$(314)	$(8)
Taxable securities	331	962	1,293
Tax-exempt securities	43	152	195
FHLB stock	21	24	45
Loans	(1,043)	15,572	14,529
Total interest income	(342)	16,396	16,054
Interest bearing liabilities:
Interest bearing demand	37	139	176
Individual retirement accounts	88	34	122
Money market	568	570	1,138
Savings	49	41	90
Certificates of deposit	1,651	1,324	2,975
Brokered deposits	332	546	878
Total deposits	2,725	2,654	5,379
Subordinated notes	(1)	2	1
Junior subordinated debentures	22	9	31
Other borrowings	588	(107)	481
Total interest expense	3,334	2,558	5,892
Change in net interest income	$(3,676)	$13,838	$10,162

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

Our ALLL was $29.4 million as of June 30, 2019 versus $27.6 million as of December 31, 2018, representing an ALLL to total loans ratio of 0.77% and 0.76% respectively.

Our provision for loan losses was $3.7 million for the three months ended June 30, 2019 compared to $4.9 million for the three months ended June 30, 2018, a decrease of $1.2 million, or 24.5%.

The decrease in provision for loan losses was the result of the prior period impact of ICC and a decrease in net new specific reserves. Acquired ICC factored receivables were recorded through purchase accounting without an allowance. Given the short term nature of factored receivables, ICC contributed $1.8 million in provision for loan loss during the three months ended June 30, 2018 to provide for turnover of the receivables subsequent to acquisition as well as portfolio growth. We recorded net new specific reserves of $1.2 million during the three months ended June 30, 2019 compared to $2.0 million during the three months ended June 30, 2018.

During the three months ended June 30, 2019, outstanding loans increased $223.0 million from March 31, 2019. Excluding the aforementioned impact of the ICC acquisition, during the three months ended June 30, 2018 outstanding loans increased $191.5 million from March 31, 2018.    The larger increase in loan balances within the three months ended June 30, 2019 as well as changes in the mix of our portfolio and loss factors used partially offset the decrease in our provision for loan losses in the current period. We experienced higher total net charge-offs of $1.9 million in the three months ended June 30, 2019 compared to $0.4 million for the same period in 2018.  Approximately $1.5 million and $0.2 million of the charge-offs for the three months ended June 30, 2019 and 2018, respectively, had specific reserves previously recorded.

Noninterest Income

The following table presents our major categories of noninterest income:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Service charges on deposits	$1,700	$1,210	$490	40.5%
Card income	2,071	1,394	677	48.6%
Net OREO gains (losses) and valuation adjustments	148	(528)	676	128.0%
Net gains (losses) on sale of securities	14	—	14	100.0%
Fee income	1,519	1,121	398	35.5%
Insurance commissions	961	819	142	17.3%
Other	1,210	929	281	30.2%
Total noninterest income	$7,623	$4,945	$2,678	54.2%

Noninterest income increased $2.7 million, or 54.2%. Changes in selected components of noninterest income in the above table are discussed below.

•

Service charges on deposits. Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased $0.5 million, or 40.5%, primarily due to additional service charges associated with the increase in customer deposits due to the FBD and SCC acquisitions and to a lesser extent, organic growth in deposits.

•

Card Income.  Debit and credit card income increased $0.7 million, or 48.6%, primarily due to additional customer debit and credit card activity associated with the increase in issued cards resulting from the FBD and SCC acquisitions as well as cards issued to existing customers.

•

Net OREO gains (losses) and valuation adjustments. Net OREO gains (losses) and valuation adjustments, which represents gains and losses on loans transferred to OREO, gains and losses on the sale of OREO, and valuation adjustments recorded due to the subsequent change in fair value less costs to sell of OREO, contributed $0.7 million to the increase in noninterest income. OREO activity for the three months ended June 30, 2018 included small losses on the sale of two OREO properties as well as normal valuation activity. OREO activity during the three months ended June 30, 2019 was not significant.

•

Fee income. Fee income increased $0.4 million, or 35.5%, primarily due to increased check and wire fees resulting from the FBD and SCC acquisitions as well as a full quarter impact of the ICC acquisition.

•

Other.  Other noninterest income includes income associated with bank-owned life insurance and other miscellaneous activities. There were no significant increases or decreases in the components of other noninterest income period over period.

Noninterest Expense

The following table presents our major categories of noninterest expense:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$28,120	$20,527	$7,593	37.0%
Occupancy, furniture and equipment	4,502	3,014	1,488	49.4%
FDIC insurance and other regulatory assessments	303	383	(80)	(20.9%)
Professional fees	1,550	2,078	(528)	(25.4%)
Amortization of intangible assets	2,347	1,361	986	72.4%
Advertising and promotion	1,796	1,300	496	38.2%
Communications and technology	4,988	3,271	1,717	52.5%
Travel and entertainment	1,414	1,190	224	18.8%
Other	5,684	4,279	1,405	32.8%
Total noninterest expense	$50,704	$37,403	$13,301	35.6%

Noninterest expense increased $13.3 million, or 35.6%.  Noninterest expense for the three months ended June 30, 2018 was impacted by $1.1 million of transaction costs associated with the ICC acquisition on June 2, 2018. Excluding the ICC transaction costs, we incurred adjusted noninterest expense of $36.3 million for the three months ended June 30, 2018, resulting in an adjusted net increase in noninterest expense of $14.4 million period over period.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $7.6 million, or 37.0%, which is primarily due to a significant increase in the total size of our workforce between these periods as our average full-time equivalent employees were 1,138.7 and 855.9 for the three months ended June 30, 2019 and 2018, respectively. Sources of this increased headcount were primarily employees added through the FBD, SCC and ICC acquisitions.  In addition, employees were hired to support growth in our lending lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.5 million, or 49.4%, primarily due to expenses associated with the infrastructure and facilities added through the FBD, SCC and ICC acquisitions.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, decreased $0.5 million, or 25.4%, primarily due to $1.1 million of professional fees incurred in connection with the ICC acquisition during the three months ended June 30, 2018 that were not incurred during the three months ended June 30, 2019.

•

Amortization of intangible assets. Amortization of intangible assets increased $1.0 million, or 72.4%, primarily due to the addition of intangible assets resulting from the FBD, SCC, and ICC acquisitions.

•

Advertising and promotion. Advertising and promotion expenses increased $0.5 million, or 38.2%, primarily due to advertising and brand-awareness activities in our branch network as well as various internal initiatives associated with the overall growth of operations.

•

Communications and Technology. Communications and technology expenses increased $1.7 million, or 52.5%, primarily as a result of increased usage and transaction volumes resulting from the FBD, SCC and ICC acquisitions as well as growth in our organic operations.

•

Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, business travel and subscription services.  Other noninterest expense increased $1.4 million, or 32.8%, primarily due to increased operations resulting from the FBD, SCC, and ICC acquisitions as well as organic growth in the business. There were no significant increases or decreases in the individual components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense increased $0.4 million, or 11.4%, from $3.5 million for the three months ended June 30, 2018 to $3.9 million for the three months ended June 30, 2019. The increase in income tax expense period over period is consistent with the increase in pre-tax income for the same periods. The effective tax rate was 24% for the three months ended June 30, 2019, compared to 22% for the three months ended June 30, 2018.

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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended June 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$52,258	$24,762	$283	$77,303
Intersegment interest allocations	2,512	(2,512)	—	—
Total interest expense	12,301	—	1,583	13,884
Net interest income (expense)	42,469	22,250	(1,300)	63,419
Provision for loan losses	2,874	807	—	3,681
Net interest income after provision	39,595	21,443	(1,300)	59,738
Noninterest income	6,453	1,205	(35)	7,623
Noninterest expense	36,651	13,253	800	50,704
Operating income (loss)	$9,397	$9,395	$(2,135)	$16,657

(Dollars in thousands)
Three Months Ended June 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$40,376	$20,314	$559	$61,249
Intersegment interest allocations	4,155	(4,155)	—	—
Total interest expense	6,440	—	1,552	7,992
Net interest income (expense)	38,091	16,159	(993)	53,257
Provision for loan losses	1,592	3,313	1	4,906
Net interest income after provision	36,499	12,846	(994)	48,351
Noninterest income	4,033	920	(8)	4,945
Noninterest expense	26,401	10,311	691	37,403
Operating income (loss)	$14,131	$3,455	$(1,693)	$15,893

(Dollars in thousands)
June 30, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,702,249	$636,901	$739,219	$(1,295,180)	$4,783,189
Gross loans	$3,742,999	$544,601	$1,553	$(453,250)	$3,835,903

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

Banking

(Dollars in thousands)	Three Months Ended June 30,
Banking	2019	2018	$ Change	% Change
Total interest income	$52,258	$40,376	$11,882	29.4%
Intersegment interest allocations	2,512	4,155	(1,643)	(39.5%)
Total interest expense	12,301	6,440	5,861	91.0%
Net interest income (expense)	42,469	38,091	4,378	11.5%
Provision for loan losses	2,874	1,592	1,282	80.5%
Net interest income (expense) after provision	39,595	36,499	3,096	8.5%
Noninterest income	6,453	4,033	2,420	60.0%
Noninterest expense	36,651	26,401	10,250	38.8%
Operating income (loss)	$9,397	$14,131	$(4,734)	(33.5%)

Our Banking segment’s operating income decreased $4.7 million, or 33.5%.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products and general commercial loans.  In addition, we acquired a combined $287.8 million of loans and $270.7 million of investment securities in our Banking segment as part of the FBD and SCC acquisitions which closed during the third quarter of 2018.  Average loans in our Banking segment increased 28.6% from $2.818 billion for the three months ended June 30, 2018 to $3.623 billion for the three months ended June 30, 2019.

Interest expense increased primarily as a result of higher average rates and growth in average customer deposits and other borrowings due to a combined $674.7 million of customer deposits assumed in the FBD and SCC acquisitions.  Excluding the acquired customer deposits, we also experienced organic growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  We decreased our use of other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the decrease in the average balance was more than offset by an increase in average rate on these borrowings.

Loans in our Banking segment grew at a faster pace for the three months ended June 30, 2019 compared to the same period in 2018 which, when combined with changes in the mix of our Banking segment portfolio and changes in loss factors, was the primary driver of the increase in provision for loan losses period over period. The increased provision for loan losses was partially offset by a decrease in net new specific reserves. We recorded net new specific reserves at our Banking segment of $0.1 million during the three months ended June 30, 2019 compared to net new specific reserves of $0.9 million recorded during the three months ended June 30, 2018. Net charge-offs increased by $0.1 million from $0.3 million for the three months ended June 30, 2018 to $0.4 million for the three months ended June 30, 2019 at our Banking segment. Approximately $0.2 million of the charge-offs for the three months ended June 30, 2018 had specific reserves previously recorded. None of the charge-offs for the three months ended June 30, 2019 had specific reserves recorded during a previous period.

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

Factoring

(Dollars in thousands)	Three Months Ended June 30,
Factoring	2019	2018	$ Change	% Change
Total interest income	$24,762	$20,314	$4,448	21.9%
Intersegment interest allocations	(2,512)	(4,155)	1,643	39.5%
Total interest expense	—	—	—	—
Net interest income (expense)	22,250	16,159	6,091	37.7%
Provision for loan losses	807	3,313	(2,506)	(75.6%)
Net interest income (expense) after provision	21,443	12,846	8,597	66.9%
Noninterest income	1,205	920	285	31.0%
Noninterest expense	13,253	10,311	2,942	28.5%
Operating income (loss)	$9,395	$3,455	$5,940	171.9%

	Three Months Ended June 30,
	2019	2018
Factored receivable period end balance	$544,601,000	$577,548,000
Yield on average receivable balance	18.73%	18.70%
Rolling twelve quarter annual charge-off rate	0.40%	0.41%
Factored receivables - transportation concentration	83%	84%

Interest income, including fees	$24,762,000	$20,314,000
Non-interest income	1,205,000	920,000
Factored receivable total revenue	25,967,000	21,234,000
Average net funds employed	483,203,000	398,096,000
Yield on average net funds employed	21.55%	21.39%

Accounts receivable purchased	$1,408,982,000	$1,162,810,000
Number of invoices purchased	874,248	656,429
Average invoice size	$1,612	$1,771
Average invoice size - transportation	$1,492	$1,695
Average invoice size - non-transportation	$3,047	$2,522

Net new clients	73	2,146
Period end clients	6,455	5,584

Our Factoring segment’s operating income increased $5.9 million, or 171.9%.

Our average invoice size decreased 9.0% from $1,771 for the three months ended June 30, 2018 to $1,612 for the three months ended June 30, 2019, while the number of invoices purchased increased 33.2% period over period.

Net interest income increased due primarily to a 21.4% increase in overall average net funds employed in the second quarter of 2019 compared to the second quarter of 2018. Net funds employed represent factored receivable balances net of customer reserves which we hold to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in our consolidated balance sheets. The increase in NFE was the result of a full quarter impact of the ICC acquisition as well as organic growth in the factored receivables portfolio. However, the Company believes this growth was offset in part by a decrease in transportation demand during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to a combination of macroeconomic factors that caused record demand in the transportation sector in 2018. Demand appears to have settled into a more traditional pattern throughout 2019.  These macroeconomic factors influenced invoice prices and utilization, both of which impact NFE and period end balances in our factoring portfolio. Prior to 2019, intersegment interest was calculated based on the Company’s prime rate. Beginning in 2019, intersegment interest expense is allocated to the Factoring segment based on lower Federal Home Loan Bank advance rates which also contributed to the increase in net interest income.  In addition to increased purchases, yield on average net funds employed increased period over period as a result of higher yielding clients in the ICC book, and to a lesser extent more balances on which fees are charged on days outstanding. Our transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances, as a percentage of the overall Factoring segment portfolio decreased from 84% on June 30, 2019 to 83% on June 30, 2018.

The decrease in provision for loan losses was primarily the result of lower growth in the ending balance of the factored receivables portfolio during the three months ended June 30, 2019 compared to the same period in 2018. The ending balance of the factored receivables portfolio at our Factoring segment grew $10.2 million during the three months ended June 30, 2019 compared to ending balance growth of $204.8 million over the same time period in 2018 driven by the acquisition of ICC. We experienced higher total net charge-offs of $1.4 million in the three months ended June 30, 2019 compared to $0.1 million for the same period in 2018 however, current period charge-offs were fully reserved in a prior period while no reserves were established on the second quarter 2018 charge-offs. We recorded net new allowances on specific at-risk balances at our Factoring segment of $1.0 million during the three months ended June 30, 2019 and 2018, respectively.

The increase in noninterest expense was driven primarily by increased personnel, operating and technology costs incurred in connection with a full quarter impact of the ICC acquisition and growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period. Reflected in our Factoring segment’s noninterest expense for the three months ended June 30, 2018 is $1.1 million in transaction costs related to the ICC acquisition. The increase in noninterest income was also the result of continued growth in the client portfolio.

Corporate

(Dollars in thousands)	Three Months Ended June 30,
Corporate	2019	2018	$ Change	% Change
Total interest income	$283	$559	$(276)	(49.4%)
Intersegment interest allocations	—	—	—	—
Total interest expense	1,583	1,552	31	2.0%
Net interest income (expense)	(1,300)	(993)	(307)	(30.9%)
Provision for loan losses	—	1	(1)	(100.0%)
Net interest income (expense) after provision	(1,300)	(994)	(306)	(30.8%)
Noninterest income	(35)	(8)	(27)	(337.5%)
Noninterest expense	800	691	109	15.8%
Operating income (loss)	$(2,135)	$(1,693)	$(442)	(26.1%)

The Corporate segment reported an operating loss of $2.1 million for the three months ended June 30, 2019 compared to an operating loss of $1.7 million for the three months ended June 30, 2018 with no significant fluctuations in accounts period over period.

Results of Operations

Six months ended June 30, 2019 compared with six months ended June 30, 2018

Net Income

We earned net income of $27.5 million for the six months ended June 30, 2019 compared to $24.5 million for the six months ended June 30, 2018, an increase of $3.0 million.

There were no merger and acquisition related activities during the six months ended June 30, 2019 and therefore, no adjustments were made to net income to arrive at an adjusted net income for the period. The results for the six months ended June 30, 2018 were impacted by the acquisition of ICC during June 2018, which resulted in $1.1 million of transaction costs included in noninterest expense. The results for the six months ended June 30, 2018 were also impacted by the sale of THF during March 2018, which resulted in a pre-tax gain on sale in the amount of $1.1 million included in noninterest income.

Excluding the tax-effected impact of the ICC transaction costs and the THF sale transaction, we earned adjusted net income of $24.5 million for the six months ended June 30, 2018 compared to $27.5 million for the six months ended June 30, 2019, an increase of $3.0 million.  The adjusted increase was primarily the result of a $24.3 million increase in net interest income, a $2.8 million reduction in the provision for loan losses and a $6.1 million increase in adjusted noninterest income offset in part by a $28.9 million increase in adjusted noninterest expense and a $1.3 million increase in adjusted income tax expense.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Six Months Ended June 30,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$146,510	$1,800	2.48%	$174,901	$1,547	1.78%
Taxable securities	281,657	4,485	3.21%	173,758	2,081	2.42%
Tax-exempt securities	75,115	826	2.22%	46,956	408	1.75%
FHLB stock	19,867	338	3.44%	17,310	206	2.40%
Loans (1)	3,621,993	143,118	7.97%	2,844,882	111,125	7.88%
Total interest earning assets	4,145,142	150,567	7.32%	3,257,807	115,367	7.14%
Noninterest earning assets:
Cash and cash equivalents	85,978			56,955
Other noninterest earning assets	367,615			205,760
Total assets	$4,598,735			$3,520,522
Interest bearing liabilities:
Deposits:
Interest bearing demand	$599,307	$764	0.26%	$385,533	$402	0.21%
Individual retirement accounts	112,794	842	1.51%	105,116	624	1.20%
Money market	414,037	2,804	1.37%	269,698	712	0.53%
Savings	368,502	243	0.13%	240,372	60	0.05%
Certificates of deposit	921,209	9,534	2.09%	790,238	5,179	1.32%
Brokered deposits	345,411	4,041	2.36%	216,404	1,931	1.80%
Total deposits	2,761,260	18,228	1.33%	2,007,361	8,908	0.89%
Subordinated notes	48,954	1,678	6.91%	48,852	1,675	6.91%
Junior subordinated debentures	39,184	1,504	7.74%	38,730	1,310	6.82%
Other borrowings	352,649	4,427	2.53%	364,154	3,087	1.71%
Total interest bearing liabilities	3,202,047	25,837	1.63%	2,459,097	14,980	1.23%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	683,252			549,237
Other liabilities	64,762			19,786
Total equity	648,674			492,402
Total liabilities and equity	$4,598,735			$3,520,522
Net interest income		$124,730			$100,387
Interest spread (2)			5.69%			5.91%
Net interest margin (3)			6.07%			6.21%
(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Average community banking	$2,135,142	$1,643,611
Average commercial finance	1,146,166	940,171
Average national lending	340,685	261,100
Average total loans	$3,621,993	$2,844,882
Community banking yield	5.90%	5.93%
Commercial finance yield	12.51%	11.99%
National lending yield	5.67%	5.31%
Total loan yield	7.97%	7.88%

We earned net interest income of $124.7 million for the six months ended June 30, 2019 compared to $100.4 million for the six months ended June 30, 2018, an increase of $24.3 million, or 24.2%, primarily driven by the following factors.

Interest income increased $35.2 million, or 30.5%, as a result of an increase in total average interest earning assets of $887.3 million, or 27.2%, which was attributable to the impact of the FBD and SCC acquisitions which closed subsequent to June 30, 2018 and contributed $287.8 million of loans and $270.7 million of securities. The increase is also attributable to growth in our factored receivable operations as a result of a full year to date impact of the ICC acquisition and organic factored receivables growth. Additional interest income also resulted from organic growth in our loan portfolio. The average balance of our higher yielding commercial finance loans increased $206.0 million, or 21.9%, from $940.2 million for the six months ended June 30, 2018 to $1,146.2 million for the six months ended June 30, 2019 as a result of a full year to date impact of the ICC acquisition and the continued execution of our growth strategy for such products. Additionally, our average mortgage warehouse lending balance was $266.7 million for the six months ended June 30, 2019 compared to $212.9 million for the six months ended June 30, 2018. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period. A component of interest income consists of discount accretion on acquired loan portfolios.  We recognized discount accretion on purchased loans of $2.9 million and $5.6 million for the six months ended June 30, 2019 and 2018, respectively.

Interest expense increased $10.9 million, or 72.5%, as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $753.9 million, or 37.6%, primarily due to $674.7 million of customer deposits assumed in the FBD and SCC acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  We decreased our use of other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the decrease in the average balance was more than offset by an increase in the average rate.

Net interest margin decreased to 6.07% for the six months ended June 30, 2019 from 6.21% for the six months ended June 30, 2018, a decrease of 14 basis points, or 2.3%.

The decrease in our net interest margin primarily resulted from an increase in our average cost of interest bearing liabilities of 40 basis points. This increase was caused by an increased use of higher rate certificates of deposit and brokered deposits to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the macro economy. This increase was partially offset by a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the FBD and SCC acquisitions.

The decrease in our net interest margin was partially offset by an increase in yields on our interest earning assets.  Our average yield on interest earning assets increased 18 basis points to 7.32% for the six months ended June 30, 2019 from 7.14% for the six months ended June 30, 2018, primarily due to a change in the mix within our loan portfolio period over period.  This increase was primarily driven by an increase in average factored receivables as a percentage of the total commercial finance portfolio from 44.0% for the six months ended June 30, 2018 to 49.7% for the six months ended June 30, 2019. The impact of average factored receivable balances was partially offset by an overall decrease in our higher yielding average commercial finance products as a percentage of the total portfolio from 33.0% for the six months ended June 30, 2018 to 31.6% for the six months ended June 30, 2019. Further, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall factoring portfolio to 79% at June 30, 2019 compared to 80% at June 30, 2018.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Six Months Ended
	June 30, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$602	$(349)	$253
Taxable securities	686	1,718	2,404
Tax-exempt securities	109	309	418
FHLB stock	88	44	132
Loans	1,286	30,707	31,993
Total interest income	2,771	32,429	35,200
Interest bearing liabilities:
Interest bearing demand	89	273	362
Individual retirement accounts	161	57	218
Money market	1,114	978	2,092
Savings	99	84	183
Certificates of deposit	3,000	1,355	4,355
Brokered deposits	601	1,509	2,110
Total deposits	5,064	4,256	9,320
Subordinated notes	—	3	3
Junior subordinated debentures	177	17	194
Other borrowings	1,484	(144)	1,340
Total interest expense	6,725	4,132	10,857
Change in net interest income	$(3,954)	$28,297	$24,343

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

Our ALLL was $29.4 million as of June 30, 2019 versus $27.6 million as of December 31, 2018, representing an ALLL to total loans ratio of 0.77% and 0.76% respectively.

Our provision for loan losses was $4.7 million for the six months ended June 30, 2019 compared to $7.5 million for the six months ended June 30, 2018, a decrease of $2.8 million, or 37.3%.

The decrease in provision for loan losses was the result of the prior period impact of ICC, a decrease in net new specific reserves and decreased loan growth. Acquired ICC factored receivables were recorded through purchase accounting without an allowance. Given the short term nature of factored receivables, ICC contributed $1.8 million in provision for loan loss during the six months ended June 30, 2018 to provide for turnover of the receivables subsequent to acquisition as well as portfolio growth. We recorded net new specific reserves of $2.4 million during the six months ended June 30, 2019 compared to $2.7 million during the six months ended June 30, 2018. During the six months ended June 30, 2019, outstanding loans increased $227.3 million from December 31, 2018. Excluding the aforementioned impact of the ICC acquisition, during the six months ended June 30, 2018 outstanding loans increased $254.6 million from December 31, 2017.    The smaller increase in loan balances within the six months ended June 30, 2019 as well as changes in the mix of our portfolio and loss factors used further contributed to the decrease in our provision for loan losses in the current period.

We experienced higher total net charge-offs of $2.9 million in the six months ended June 30, 2019 compared to $1.7 million for the same period in 2018.  Approximately $1.9 million and $1.0 million of the charge-offs for the six months ended June 30, 2019 and 2018, respectively, had specific reserves previously recorded.

Noninterest Income

The following table presents our major categories of noninterest income:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Service charges on deposits	$3,306	$2,355	$951	40.4%
Card income	3,915	2,638	1,277	48.4%
Net OREO gains (losses) and valuation adjustments	357	(616)	973	158.0%
Net gains (losses) on sale of securities	3	(272)	275	101.1%
Fee income	3,131	1,921	1,210	63.0%
Insurance commissions	1,880	1,533	347	22.6%
Gain on sale of subsidiary or division	—	1,071	(1,071)	(100.0%)
Other	2,569	1,487	1,082	72.8%
Total noninterest income	$15,161	$10,117	$5,044	49.9%

Noninterest income increased $5.0 million, or 49.9%.  Noninterest income for the six months ended June 30, 2018 was impacted by the realization of the $1.1 million gain associated with the sale of THF in the first quarter of 2018. Excluding the gain on sale of THF, we earned adjusted noninterest income of $9.0 million for the six months ended June 30, 2018, resulting in an adjusted increase in noninterest income of $6.1 million, or 67.8%, period over period. Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits.  Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased $1.0 million, or 40.4%, primarily due to additional service charges associated with the increase in customer deposits due to the FBD and SCC acquisitions and to a lesser extent, organic growth in deposits.

•

Card Income.  Debit and credit card income increased $1.3 million, or 48.4%, primarily due to additional customer debit and credit card activity associated with the increase in issued cards resulting from the FBD and SCC acquisitions as well as cards issued to existing customers.

•

Net OREO gains (losses) and valuation adjustments. Net OREO (losses) and valuation adjustments, which represents gains and losses on loans transferred to OREO, gains and losses on the sale of OREO, and valuation adjustments recorded due to the subsequent change in fair value less costs to sell of OREO, reflect increased gains of $1.0 million primarily due to small losses on the sale of two OREO properties during the three months ended June 30, 2018 as well as normal valuation activity. OREO activity during the six months ended June 30, 2019 was not significant.

•

Fee income. Fee income increased $1.2 million, or 63.0%, primarily due to increased check and wire fees resulting from the FBD and SCC acquisitions as well as a full year to date impact of the ICC acquisition.

•

Other.  Other noninterest income, including income associated with bank-owned life insurance and other miscellaneous activities, increased $1.1 million, or 72.8%.  There were no significant increases or decreases in the individual components of other noninterest income period over period.

Noninterest Expense

The following table presents our major categories of noninterest expense:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$54,559	$39,931	$14,628	36.6%
Occupancy, furniture and equipment	9,024	6,068	2,956	48.7%
FDIC insurance and other regulatory assessments	602	582	20	3.4%
Professional fees	3,415	3,718	(303)	(8.1%)
Amortization of intangible assets	4,749	2,478	2,271	91.6%
Advertising and promotion	3,400	2,329	1,071	46.0%
Communications and technology	9,862	6,630	3,232	48.7%
Travel and entertainment	2,439	1,846	593	32.1%
Other	11,220	7,863	3,357	42.7%
Total noninterest expense	$99,270	$71,445	$27,825	38.9%

Noninterest expense increased $27.8 million, or 38.9%.  Noninterest expense for the six months ended June 30, 2018 was impacted by $1.1 million of transaction costs associated with the ICC acquisition. Excluding the ICC transaction costs, we incurred adjusted noninterest expense of $70.3 million for the six months ended June 30, 2018, resulting in an adjusted net increase in noninterest expense of $28.9 million, or 41.1% period over period.  Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $14.6 million, or 36.6%. We experienced a significant increase in the total size of our workforce between these periods as our average full-time equivalent employees were 1,135.1 and 841.6 for the six months ended June 30, 2019 and 2018, respectively. Sources of this increased headcount were primarily employees added through the FBD, SCC and ICC acquisitions.  In addition, employees were hired to support growth in our lending lines and other strategic initiatives. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $3.0 million, or 48.7%, primarily due to expenses associated with the infrastructure and facilities added through the FBD, SCC and ICC acquisitions.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, decreased $0.3 million, or 8.1% primarily due to $1.1 million of professional fees incurred in connection with the ICC acquisition during the six months ended June 30, 2018 that were not incurred during the six months ended June 30, 2019.

•

Amortization of intangible assets. Amortization of intangible assets increased $2.3 million, or 91.6%, primarily due to the addition of intangible assets resulting from the FBD, SCC, and ICC acquisitions.

•

Advertising and promotion. Advertising and promotion expenses increased $1.1 million, or 46.0%, primarily due to advertising and brand-awareness activities in our branch network as well as various internal initiatives associated with the overall growth of operations.

•

Communications and Technology. Communications and technology expenses increased $3.2 million, or 48.7%, primarily as a result of increased usage and transaction volumes resulting from the FBD, SCC and ICC acquisitions as well as growth in our organic operations.

•	Travel and entertainment. Travel and entertainment expenses increased $0.6 million, or 32.1%, primarily due to increased travel in the normal course of business as a result of our expanded operations.
•

Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, business travel and subscription services.  Other noninterest expense increased $3.4 million, or 42.7%. Loan related expense increased $0.4 million, bank service charges increased $0.6 million, debit and credit card expense increased $0.6 million and software amortization expense increased $0.5 million primarily due to increased operations resulting from the FBD, SCC, and ICC acquisitions as well as organic growth in the business.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense increased $1.2 million, or 16.7%, from $7.2 million for the six months ended June 30, 2018 to $8.4 million for the six months ended June 30, 2019. The increase in income tax expense period over period is consistent with the increase in pre-tax income for the same periods. The effective tax rate was flat at 23% for the six months ended June 30, 2018 and 2019.

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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Six Months Ended June 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$101,379	$48,566	$622	$150,567
Intersegment interest allocations	5,150	(5,150)	—	—
Total interest expense	22,655	—	3,182	25,837
Net interest income (expense)	83,874	43,416	(2,560)	124,730
Provision for loan losses	3,828	944	(77)	4,695
Net interest income after provision	80,046	42,472	(2,483)	120,035
Noninterest income	12,751	2,281	129	15,161
Noninterest expense	71,038	26,546	1,686	99,270
Operating income (loss)	$21,759	$18,207	$(4,040)	$35,926

(Dollars in thousands)
Six Months Ended June 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$79,280	$35,094	$993	$115,367
Intersegment interest allocations	7,088	(7,088)	—	—
Total interest expense	11,994	—	2,986	14,980
Net interest income (expense)	74,374	28,006	(1,993)	100,387
Provision for loan losses	3,736	3,706	12	7,454
Net interest income after provision	70,638	24,300	(2,005)	92,933
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	7,620	1,510	(84)	9,046
Noninterest expense	52,939	17,165	1,341	71,445
Operating income (loss)	$26,390	$8,645	$(3,430)	$31,605

(Dollars in thousands)
June 30, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,702,249	$636,901	$739,219	$(1,295,180)	$4,783,189
Gross loans	$3,742,999	$544,601	$1,553	$(453,250)	$3,835,903

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

Banking

(Dollars in thousands)	Six Months Ended June 30,
Banking	2019	2018	$ Change	% Change
Total interest income	$101,379	$79,280	$22,099	27.9%
Intersegment interest allocations	5,150	7,088	(1,938)	(27.3%)
Total interest expense	22,655	11,994	10,661	88.9%
Net interest income (expense)	83,874	74,374	9,500	12.8%
Provision for loan losses	3,828	3,736	92	2.5%
Net interest income (expense) after provision	80,046	70,638	9,408	13.3%
Gain on sale of subsidiary or division	—	1,071	(1,071)	(100.0%)
Other noninterest income	12,751	7,620	5,131	67.3%
Noninterest expense	71,038	52,939	18,099	34.2%
Operating income (loss)	$21,759	$26,390	$(4,631)	(17.5%)

Our Banking segment’s operating income decreased $4.6 million, or 17.5%.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products and general commercial loans.  In addition, we acquired a combined $287.8 million of loans and $270.7 million of investment securities in our Banking segment as part of the FBD and SCC acquisitions which closed during the third quarter of 2018.  Average loans in our Banking segment increased 28.9% from $2.746 billion for the six months ended June 30, 2018 to $3.540 billion for the six months ended June 30, 2019.

Interest expense increased primarily as a result of higher rates and growth in average customer deposits and other borrowings due to a combined $674.7 million of customer deposits assumed in the FBD and SCC acquisitions.  Excluding the acquired customer deposits, we also experienced organic growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period.  We decreased our use of other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the decrease in the average balance was more than offset by an increase in average rate on these borrowings.

Loans in our Banking segment grew at a faster pace for the six months ended June 30, 2019 compared to the same period in 2018 which, when combined with changes in the mix of our Banking segment portfolio and changes in loss factors, was the primary driver of the increase in provision for loan losses period over period. The increased provision for loan losses was partially offset by a decrease in net new specific reserves. We recorded net new specific reserves at our Banking segment of $0.5 million during the six months ended June 30, 2019 compared to net new specific reserves of $1.7 million recorded during the six months ended June 30, 2018. Net charge-offs increased by $0.4 million from $1.0 million for the six months ended June 30, 2018 to $1.4 million for the six months ended June 30, 2019 at our Banking segment. Approximately $0.5 million of the charge-offs for the six months ended June 30, 2018 and 2019, respectively, had specific reserves previously recorded.

Noninterest income at our Banking segment increased primarily due to additional service charges, fee income and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the FBD and SCC acquisitions. Included in other non-interest income for the six months ended June 30, 2019 is a $0.4 million gain related to an interest in the sale of a property owned by a borrower. The increase in noninterest income period over period was partially offset by a $1.1 million pre-tax gain on the sale of THF during the first quarter of 2018.

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

Factoring

(Dollars in thousands)	Six Months Ended June 30,
Factoring	2019	2018	$ Change	% Change
Total interest income	$48,566	$35,094	$13,472	38.4%
Intersegment interest allocations	(5,150)	(7,088)	1,938	27.3%
Total interest expense	—	—	—	—
Net interest income (expense)	43,416	28,006	15,410	55.0%
Provision for loan losses	944	3,706	(2,762)	(74.5%)
Net interest income (expense) after provision	42,472	24,300	18,172	74.8%
Gain on sale of subsidiary or division	—	—	—	—
Other noninterest income	2,281	1,510	771	51.1%
Noninterest expense	26,546	17,165	9,381	54.7%
Operating income (loss)	$18,207	$8,645	$9,562	110.6%

	Six Months Ended June 30,
	2019	2018
Factored receivable period end balance	$544,601,000	$577,548,000
Yield on average receivable balance	18.25%	18.17%
Rolling twelve quarter annual charge-off rate	0.40%	0.41%
Factored receivables - transportation concentration	83%	84%

Interest income, including fees	$48,566,000	$35,094,000
Non-interest income	2,281,000	1,510,000
Factored receivable total revenue	50,847,000	36,604,000
Average net funds employed	489,023,000	357,292,000
Yield on average net funds employed	20.97%	20.66%

Accounts receivable purchased	$2,734,122,000	$2,075,146,000
Number of invoices purchased	1,664,086	1,178,335
Average invoice size	$1,643	$1,761
Average invoice size - transportation	$1,515	$1,678
Average invoice size - non-transportation	$3,157	$2,575

Net new clients	264	2,426
Period end clients	6,455	5,584
Our Factoring segment’s operating income increased $9.6 million, or 110.6%.

Our average invoice size decreased 6.7% from $1,761 for the six months ended June 30, 2018 to $1,643 for the six months ended June 30, 2019, and the number of invoices purchased increased 41.2% period over period.

Net interest income increased due to a 36.9% increase in overall average net funds employed during the six months ended June 30, 2019 compared to the same period in 2018. Net funds employed represent factored receivable balances net of customer reserves which we hold to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in our consolidated balance sheets. The increase in NFE was the result of a full year to date impact of the ICC acquisition as well as organic growth in the factored receivables portfolio. However, the Company believes this growth was offset in part by a decrease in transportation demand during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to a combination of macroeconomic factors that caused record demand in the transportation sector in 2018. Demand appears to have settled into a more traditional pattern throughout 2019.  These macroeconomic factors influenced invoice prices and utilization, both of which impact NFE and period end balances in our factoring portfolio. Prior to 2019, intersegment interest was calculated based on the Company’s prime rate. Beginning in 2019, intersegment interest expense is allocated to the Factoring segment based on lower Federal Home Loan Bank advance rates which also contributed to the increase in net interest income.  In addition to increased purchases, yield on average net funds employed increased period over period as a result of higher yielding clients in the ICC book, and to a lesser extent more balances on which fees are charged on days outstanding. Our transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances, as a percentage of the overall Factoring segment portfolio decreased from 84% on June 30, 2019 to 83% on June 30, 2018.

The decrease in provision for loan losses was primarily the result of lower growth in the ending balance of the factored receivables portfolio during the six months ended June 30, 2019 compared to the same period in 2018. The ending balance of the factored receivables portfolio at our Factoring segment contracted $44.1 million during the six months ended June 30, 2019 compared to ending balance growth of $231.3 million over the same time period in 2018 driven by the acquisition of ICC. We experienced higher total net charge-offs of $1.4 million in the six months ended June 30, 2019 compared to $0.7 million for the same period in 2018 however, reserves on current period charge-offs were fully established in a prior period while $0.5 million of reserves were established on the 2018 charge-offs. The decrease in provision for loan losses was partially offset by increased net new allowances on specific at-risk balances at our Factoring segment of $1.8 million during the six months ended June 30, 2019 compared to an increase of $1.0 million during the six months ended June 30, 2018.

The increase in noninterest expense was driven primarily by increased personnel, operating and technology costs incurred in connection with a full year to date impact of the ICC acquisition and growth in our factoring portfolio, particularly the increase in the number of clients and number of invoices processed period over period. Reflected in our Factoring segment’s noninterest expense for the six months ended June 30, 2018 is $1.1 million in transaction costs related to the ICC acquisition. The increase in noninterest income was also the result of continued growth in the client portfolio.

Corporate

(Dollars in thousands)	Six Months Ended June 30,
Corporate	2019	2018	$ Change	% Change
Total interest income	$622	$993	$(371)	(37.4%)
Intersegment interest allocations	—	—	—	—
Total interest expense	3,182	2,986	196	6.6%
Net interest income (expense)	(2,560)	(1,993)	(567)	(28.4%)
Provision for loan losses	(77)	12	(89)	(741.7%)
Net interest income (expense) after provision	(2,483)	(2,005)	(478)	(23.8%)
Gain on sale of subsidiary or division	—	—	—	—
Other noninterest income	129	(84)	213	253.6%
Noninterest expense	1,686	1,341	345	25.7%
Operating income (loss)	$(4,040)	$(3,430)	$(610)	(17.8%)

The Corporate segment reported an operating loss of $4.0 million for the six months ended June 30, 2019 compared to an operating loss of $3.4 million for the six months ended June 30, 2018 with no significant fluctuations in accounts period over period.

Financial Condition

Assets

Total assets were $4.783 billion at June 30, 2019, compared to $4.560 billion at December 31, 2018, an increase of $223.4 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $3.836 billion at June 30, 2019, compared with $3.609 billion at December 31, 2018.

The following table shows our total loan portfolio by portfolio segments:

	June 30, 2019		December 31, 2018
(Dollars in thousands)		% of Total		% of Total	$ Change	% Change
Commercial real estate	$1,098,279	29%	$992,080	27%	$106,199	10.7%
Construction, land development, land	157,861	4%	179,591	5%	(21,730)	(12.1%)
1-4 family residential	186,070	5%	190,185	5%	(4,115)	(2.2%)
Farmland	144,594	4%	170,540	5%	(25,946)	(15.2%)
Commercial	1,257,330	32%	1,114,971	31%	142,359	12.8%
Factored receivables	583,131	15%	617,791	17%	(34,660)	(5.6%)
Consumer	26,048	1%	29,822	1%	(3,774)	(12.7%)
Mortgage warehouse	382,590	10%	313,664	9%	68,926	22.0%
Total Loans	$3,835,903	100%	$3,608,644	100%	$227,259	6.3%

Commercial Real Estate Loans. Our commercial real estate loans increased $106.2 million, or 10.7%, due to new loan origination activity offset by paydowns for the period.

Construction and Development Loans. Our construction and development loans decreased $21.7 million, or 12.1%, due to paydowns and conversion of certain construction and development loans to commercial real estate loans at construction completion. The decrease was slightly offset by origination activity during the period.

Residential Real Estate Loans. Our one-to-four family residential loans decreased $4.1 million, or 2.2%, due primarily to paydowns that were offset by modest origination activity.

Farmland Loans. Our farmland loans decreased $25.9 million, or 15.2%, due to paydowns for the period that outpaced new loan origination activity.

Commercial Loans. Our commercial loans held for investment increased $142.4 million, or 12.8%, due to organic growth in equipment finance loans and premium finance loans as we continue to execute on our growth strategy for such products. We also grew our liquid credit portfolio during the period. In addition, our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $75.4 million, or 22.7% as a result of organic growth in the portfolio. We experienced a decrease in asset based lending during six months ended June 30, 2019.

The following table shows our commercial loans:

	June 30,	December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Commercial
Equipment	$395,094	$352,037	$43,057	12.2%
Asset-based lending	208,896	214,110	(5,214)	(2.4%)
Liquid credit	21,758	963	20,795	2159.4%
Premium finance	72,898	72,302	596	0.8%
Agriculture	150,561	142,881	7,680	5.4%
Other commercial lending	408,123	332,678	75,445	22.7%
Total commercial loans	$1,257,330	$1,114,971	$142,359	12.8%

Factored Receivables. Our factored receivables decreased $34.7 million, or 5.6%. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.

Consumer Loans. Our consumer loans decreased $3.8 million, or 12.7%, due to paydowns in excess of new loan origination activity during the period.

Mortgage Warehouse. Our mortgage warehouse facilities increased $68.9 million, or 22.0%, due to higher utilization by our clients due to typical seasonality associated with the mortgage business during the period. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $297.6 million for the three months ended June 30, 2019 compared to $238.1 million for the three months ended June 30, 2018 and $266.7 million for the six months ended June 30, 2019 compared to $212.9 million for the six months ended June 30, 2018.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	June 30, 2019
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$170,586	$659,011	$268,682	$1,098,279
Construction, land development, land	58,466	73,131	26,264	157,861
1-4 family residential	20,395	48,480	117,195	186,070
Farmland	13,103	48,807	82,684	144,594
Commercial	492,268	690,401	74,661	1,257,330
Factored receivables	583,131	—	—	583,131
Consumer	3,430	13,062	9,556	26,048
Mortgage warehouse	382,590	—	—	382,590
	$1,723,969	$1,532,892	$579,042	$3,835,903

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$974,251	$151,741
Floating interest rates		558,641	427,301
Total		$1,532,892	$579,042

As of June 30, 2019, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Colorado (25%), Texas (25%), Illinois (14%), and Iowa (8%) make up 72% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2018, the states of Colorado (27%), Texas (24%), Illinois (15%) and Iowa (7%) made up 73% of the Company’s gross loans, excluding factored receivables.

Further, a majority (79%) of our factored receivables, representing approximately 12% of our total loan portfolio as of June 30, 2019, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2018, 79% of our factored receivables, representing approximately 14% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

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

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Nonperforming loans:
Commercial real estate	$6,749	$7,096
Construction, land development, land	1,016	91
1-4 family residential	2,384	1,672
Farmland	3,064	4,059
Commercial	14,542	17,104
Factored receivables	5,441	2,152
Consumer	448	355
Mortgage warehouse	—	—
Purchased credit impaired	3,166	3,525
Total nonperforming loans	36,810	36,054
Other real estate owned, net	3,351	2,060
Other repossessed assets	870	165
Total nonperforming assets	$41,031	$38,279

Nonperforming assets to total assets	0.86%	0.84%
Nonperforming loans to total loans held for investment	0.96%	1.00%
Total past due loans to total loans held for investment	1.90%	2.41%

Nonperforming loans, including nonaccrual PCI loans, increased $0.8 million, or 2.1%, primarily due to the additions of a $2.4 million commercial real estate loan relationship, a $1.8 million asset based lending loan relationship secured by finished inventory and a $1.7 million commercial real estate loan relationship to nonaccrual during the period. Additionally, $2.0 million of a $2.2 million factored receivable relationship that was current at December 31, 2018 was greater than 90 days past due at June 30, 2019. These increases in nonperforming loans were partially offset by the removal of a $3.6 million nonaccrual asset based lending loan that was paid in full during the six months ended June 30, 2019 and a partial paydown of $3.3 million as part of  a troubled debt restructuring on a commercial loan relationship. The restructured loan relationship has a remaining book balance of $1.9 million and carries a 90% government guarantee. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.

OREO increased $1.3 million, or 62.7%, due to the addition of individually insignificant OREO properties as well as valuation adjustments made throughout the period.

As a result of the above activity and growth in our total assets and total loans held for investment, the ratio of nonperforming loans to total loans held for investment decreased to 0.96% at June 30, 2019 compared to 1.00% at December 31, 2018, and our ratio of nonperforming assets to total assets increased to 0.86% at June 30, 2019 compared to 0.84% at December 31, 2018.

Past due loans to total loans held for investment decreased to 1.90% at June 30, 2019 compared to 2.41% at December 31, 2018, primarily due to improved payment performance activity.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At June 30, 2019, we had $9.5 million in loans of this type which are not included in any of the nonperforming loan categories.

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

The following table sets forth the ALLL by category of loan:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$5,677	29%	0.52%	$4,493	27%	0.45%
Construction, land development, land	1,035	4%	0.66%	1,134	5%	0.63%
1-4 family residential	409	5%	0.22%	317	5%	0.17%
Farmland	590	4%	0.41%	535	5%	0.31%
Commercial	13,899	32%	1.11%	12,865	31%	1.15%
Factored receivables	6,861	15%	1.18%	7,299	17%	1.18%
Consumer	563	1%	2.16%	615	1%	2.06%
Mortgage warehouse	382	10%	0.10%	313	9%	0.10%
Total Loans	$29,416	100%	0.77%	$27,571	100%	0.76%

The ALLL increased $1.8 million, or 6.7%, which was driven by $2.9 million of net charge-offs (which carried a reserve of $1.9 million at the time of charge-off), $2.4 million of net new specific allowances recorded on impaired loans and growth in the underlying portfolio during the six months ended June 30, 2019. The change in the ALLL during the period was also impacted by changes in the mix of our loan portfolio as well as changes to loss factors.

The following table presents the unpaid principal and recorded investment for loans at June 30, 2019. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $16.0 million at June 30, 2019, and (2) net deferred origination costs and fees totaling $2.0 million at June 30, 2019. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
June 30, 2019	Investment	Principal	Difference
Commercial real estate	$1,098,279	$1,104,946	$(6,667)
Construction, land development, land	157,861	161,728	(3,867)
1-4 family residential	186,070	187,252	(1,182)
Farmland	144,594	146,675	(2,081)
Commercial	1,257,330	1,259,499	(2,169)
Factored receivables	583,131	585,080	(1,949)
Consumer	26,048	26,141	(93)
Mortgage warehouse	382,590	382,590	—
	$3,835,903	$3,853,911	$(18,008)

At June 30, 2019 and December 31, 2018, we had on deposit $56.0 million and $58.6 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries, and the effects of those items on our ALLL:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$27,605	$20,022	$27,571	$18,748
Loans charged-off:
Commercial real estate	(13)	(2)	(13)	(2)
Construction, land development, land	—	—	(78)	—
1-4 family residential	(7)	(14)	(43)	(14)
Farmland	—	(200)	—	(200)
Commercial	(334)	(1)	(1,114)	(627)
Factored receivables	(1,463)	(116)	(1,472)	(700)
Consumer	(231)	(234)	(509)	(490)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(2,048)	$(567)	$(3,229)	$(2,033)
Recoveries of loans charged-off:
Commercial real estate	—	—	1	—
Construction, land development, land	4	2	89	10
1-4 family residential	6	2	53	5
Farmland	—	—	—	—
Commercial	84	74	91	136
Factored receivables	30	33	46	44
Consumer	54	75	99	183
Mortgage warehouse	—	—	—	—
Total loans recoveries	$178	$186	$379	$378
Net loans charged-off	$(1,870)	$(381)	$(2,850)	$(1,655)
Provision for (reversal of) loan losses:
Commercial real estate	504	337	1,196	370
Construction, land development, land	125	25	(110)	132
1-4 family residential	43	4	82	(44)
Farmland	12	91	55	399
Commercial	1,937	964	2,057	2,571
Factored receivables	799	3,317	988	3,786
Consumer	185	110	358	194
Mortgage warehouse	76	58	69	46
Total provision for loan losses	$3,681	$4,906	$4,695	$7,454
Balance at end of period	$29,416	$24,547	$29,416	$24,547

Average total loans held for investment	$3,707,094	$2,922,047	$3,621,030	$2,844,882
Net charge-offs to average total loans held for investment	0.05%	0.01%	0.08%	0.06%
Allowance to total loans held for investment	0.77%	0.77%	0.77%	0.77%

Quarter to date net loans charged off increased $1.5 million primarily due to a $1.3 million increase in charge-offs of factored receivables period over period. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.

Year to date net loans charged off increased $1.2 million, or 72.2%, primarily due to a $0.8 million increase in charge-offs on factored receivables period over period. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.

Securities

As of June 30, 2019, we held equity securities with a fair value of $5.5 million, an increase of $0.5 million from $5.0 million at December 31, 2018. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.

As of June 30, 2019, we held debt securities classified as available for sale with a fair value of $330.0 million, a decrease of $6.4 million from $336.4 million at December 31, 2018. The decrease is attributable to the sale of lower yielding state and municipal securities which were replaced by higher yielding CLO securities during the six months ended June 30, 2019. Remaining activity in our available for sale debt security portfolio during the period was not significant. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of June 30, 2019, we held investments classified as held to maturity with an amortized cost of $8.6 million, an increase of $0.1 million from $8.5 million at December 31, 2018. These held to maturity securities represent a minority investment in the unrated subordinated notes of issued CLOs managed by Trinitas Capital Management.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2019
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$58,624	1.64%	$21,150	1.97%	$—	—	$—	—	$79,774	1.73%
Mortgage-backed securities	31	10.52%	2,899	1.99%	4,910	2.26%	31,768	3.13%	39,608	2.94%
Asset-backed securities	—	—	1,265	3.04%	5,365	2.73%	2,330	3.55%	8,960	2.98%
State and municipal	27,462	2.25%	17,250	2.82%	12,642	2.60%	4,732	2.05%	62,086	2.47%
CLO securities	—	—	—	—	1,083	0	74,473	4.04%	75,556	4.04%
Corporate bonds	10,480	3.12%	46,878	3.64%	—	—	273	5.15%	57,631	3.55%
SBA pooled securities	—	—	66	5.06%	3	5.10%	4,473	4.15%	4,542	4.16%
Total available for sale securities	$96,597	1.98%	$89,508	3.03%	$24,003	2.65%	$118,049	3.72%	$328,157	2.94%

Held to maturity securities:	$—	—	$—	—	$6,754	11.87%	$1,819	11.08%	$8,573	11.70%

Liabilities

Total liabilities were $4.140 billion as of June 30, 2019, compared to $3.923 billion at December 31, 2018, an increase of $216.7 million, the components of which are discussed below.

Deposits

The following table summarizes our deposits:

(Dollars in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Noninterest bearing demand	$684,223	$724,527	$(40,304)	(5.6%)
Interest bearing demand	587,164	615,704	(28,540)	(4.6%)
Individual retirement accounts	111,328	115,583	(4,255)	(3.7%)
Money market	440,289	443,663	(3,374)	(0.8%)
Savings	362,594	369,389	(6,795)	(1.8%)
Certificates of deposit	1,122,873	835,127	287,746	34.5%
Brokered deposits	350,507	346,356	4,151	1.2%
Total Deposits	$3,658,978	$3,450,349	$208,629	6.0%

Our total deposits increased $208.6 million, or 6.0%, primarily due to growth in certificates of deposit and brokered deposits. The growth in these products was partially offset by decreases in all other deposit products during the period.  As of June 30, 2019, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 57% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 43% of total deposits.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of June 30, 2019:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$89,461	$42,744	$132,205
Over 3 through 6 months	75,229	34,118	109,347
Over 6 through 12 months	200,991	87,036	288,027
Over 12 months	222,260	98,752	321,012
	$587,941	$262,650	$850,591

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$592,593	0.26%	17%	$381,114	0.23%	15%
Individual retirement accounts	111,962	1.57%	3%	103,358	1.22%	4%
Money market	419,066	1.41%	12%	256,841	0.52%	10%
Savings	366,953	0.13%	10%	241,029	0.05%	9%
Certificates of deposit	1,006,950	2.22%	28%	767,484	1.36%	30%
Brokered deposits	337,086	2.40%	10%	246,089	1.86%	10%
Total interest bearing deposits	2,834,610	1.42%	80%	1,995,915	0.93%	78%
Noninterest bearing demand	686,923	—	20%	553,309	—	22%
Total deposits	$3,521,533	1.14%	100%	$2,549,224	0.73%	100%

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$599,307	0.26%	17%	$385,533	0.21%	15%
Individual retirement accounts	112,794	1.51%	3%	105,116	1.20%	4%
Money market	414,037	1.37%	12%	269,698	0.53%	11%
Savings	368,502	0.13%	11%	240,372	0.05%	9%
Certificates of deposit	921,209	2.09%	27%	790,238	1.32%	32%
Brokered deposits	345,411	2.36%	10%	216,404	1.80%	8%
Total interest bearing deposits	2,761,260	1.33%	80%	2,007,361	0.89%	79%
Noninterest bearing demand	683,252	—	20%	549,237	—	21%
Total deposits	$3,444,512	1.07%	100%	$2,556,598	0.70%	100%

Other Borrowings

Customer Repurchase Agreements

The following provides a summary of our customer repurchase agreements as of and for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Amount outstanding at end of period	$12,788	$4,485
Weighted average interest rate at end of period	0.02%	0.01%
Average daily balance during the period	$5,466	$8,648
Weighted average interest rate during the period	0.02%	0.02%
Maximum month-end balance during the period	$12,788	$13,844

Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

The following provides a summary of our FHLB advances as of and for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Amount outstanding at end of period	$305,000	$330,000
Weighted average interest rate at end of period	2.43%	2.52%
Average amount outstanding during the period	347,182	345,388
Weighted average interest rate during the period	2.57%	1.96%
Highest month end balance during the period	480,000	455,000

Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At June 30, 2019 and December 31, 2018, we had $735.2 million and $516.4 million, respectively, in unused and available advances from the FHLB.

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

Issuance costs related to the Notes totaled $1.3 million, including an underwriting discount of 1.5%, or $0.8 million, and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as a component of interest expense. The carrying value of the Notes totaled $49.0 million at June 30, 2019.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of June 30, 2019:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,032	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,672	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,510	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,590	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,861	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,655	July 2034	LIBOR + 2.75%
	$51,031	$39,320

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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $39.3 million was allowed in the calculation of Tier I capital as of June 30, 2019.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $643.4 million as of June 30, 2019, compared to $636.6 million as of December 31, 2018, an increase of $6.8 million. Stockholders’ equity increased during this period primarily due to net income for the period of $27.5 million, offset in part by 838,141 shares of common stock repurchased into treasury stock during the period under our stock repurchase program at an average price of $29.74, for a total of $24.9 million.

Liquidity Management

We define liquidity as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

We manage liquidity at the holding company level as well as that of our bank subsidiary. The management of liquidity at both levels is critical, because the holding company and our bank subsidiary have different funding needs and sources, and each is subject to regulatory guidelines and requirements which require minimum levels of liquidity. We believe that our liquidity ratios meet or exceed those guidelines and that our present position is adequate to meet our current and future liquidity needs.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2019, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137.5 million, with no amounts advanced against those lines at that time.

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2019. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - June 30, 2019
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$12,788	$12,788	$—	$—	$—
ICC Contingent consideration	22,000	—	22,000	—	—
Federal Home Loan Bank advances	305,000	275,000	—	—	30,000
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	25,261	4,008	7,881	6,324	7,048
Time deposits with stated maturity dates	1,584,708	1,057,460	502,344	24,904	—
Total contractual obligations	$2,050,788	$1,349,256	$532,225	$31,228	$138,079

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

The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	16.7%	8.6%	6.8%	4.7%
+300 basis points	13.0%	6.9%	5.0%	3.4%
+200 basis points	9.3%	5.2%	3.2%	2.2%
+100 basis points	5.6%	3.5%	1.4%	0.9%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(1.5%)	(1.0%)	(2.4%)	(2.1%)

The following table presents the change in our economic value of equity as of June 30, 2019 and December 31, 2018, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2019	December 31, 2018
+400 basis points	17.1%	10.6%
+300 basis points	15.1%	9.8%
+200 basis points	9.4%	8.2%
+100 basis points	5.5%	3.7%
Flat rates	0.0%	0.0%
-100 basis points	(7.6%)	(5.2%)

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2018, the Company announced that its board of directors had authorized the Company to repurchase up to $25.0 million of the Company’s outstanding common stock in open market transactions or through privately negotiated transactions for a period of one year. The following repurchases were made under this program during the six months ended June 30, 2019, completing the previously announced $25.0 million stock repurchased program.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2019 - January 31, 2019	240,206	$30.50	240,206	$17,674,000
February 1, 2019 - February 28, 2019	7,106	30.84	7,106	17,454,000
March 1, 2019 - March 31, 2019	—	—	—	17,454,000
April 1, 2019 - April 30, 2019	—	—	—	17,454,000
May 1, 2019 - May 31, 2019	382,134	29.79	382,134	6,070,000
Jun 1, 2019 - June 30, 2019	208,695	28.75	208,695	70,000
Total	838,141	$29.74	838,141	70,000

On July 17, 2019 the Company’s board of directors authorized the Company to repurchase up to an additional $25.0 million of the Company’s outstanding common stock.  The Company may repurchase these shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion.  The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors.  This repurchase program is authorized for a period of up to one year and does not require the Company to repurchase any specific number of shares.  The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 10, 2018.
3.3	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.
3.4	Amendment No. 1 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on May 10, 2018.
10.1†	Employment Agreement between TBK Bank, SSB and Todd Ritterbusch, dated May 1, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 1, 2019.
10.2†	First Amendment to Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 16, 2019.
10.3†	Form of Performance Restricted Stock Unit Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	July 19, 2019	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	July 19, 2019	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer