Form 10-Q
period 2019-09-30
Triumph Bancorp, Inc.
filed 2019-10-18
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Common Stock — $0.01 par value, 25,357,678 shares, as of October 16, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TBK	NASDAQ Global Select Market

TRIUMPH BANCORP, INC.

FORM 10-Q

September 30, 2019

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2019 and December 31, 2018

(Dollar amounts in thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$82,847	$96,218
Interest bearing deposits with other banks	32,196	138,721
Total cash and cash equivalents	115,043	234,939
Securities - equity investments	5,543	5,044
Securities - available for sale	302,917	336,423
Securities - held to maturity, fair value of $7,231 and $7,326, respectively	8,517	8,487
Loans held for sale	7,499	2,106
Loans, net of allowance for loan and lease losses of $31,895 and $27,571, respectively	4,177,522	3,581,073
Federal Home Loan Bank and other restricted stock, at cost	23,960	15,943
Premises and equipment, net	87,112	83,392
Other real estate owned, net	2,849	2,060
Goodwill	158,743	158,743
Intangible assets, net	33,697	40,674
Bank-owned life insurance	40,724	40,509
Deferred tax assets, net	5,971	8,438
Other assets	69,600	41,948
Total assets	$5,039,697	$4,559,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$754,233	$724,527
Interest bearing	2,943,600	2,725,822
Total deposits	3,697,833	3,450,349
Customer repurchase agreements	14,124	4,485
Federal Home Loan Bank advances	530,000	330,000
Subordinated notes	49,010	48,929
Junior subordinated debentures	39,443	39,083
Other liabilities	75,594	50,326
Total liabilities	4,406,004	3,923,172
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Common stock, 25,357,985 and 26,949,936 shares outstanding, respectively	272	271
Additional paid-in-capital	472,368	469,341
Treasury stock, at cost	(52,632)	(2,288)
Retained earnings	212,321	170,486
Accumulated other comprehensive income (loss)	1,364	(1,203)
Total stockholders’ equity	633,693	636,607
Total liabilities and stockholders' equity	$5,039,697	$4,559,779

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2019 and 2018

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$50,249	$41,257	$143,253	$116,288
Factored receivables, including fees	25,570	27,939	75,684	64,033
Securities	2,784	1,551	8,095	4,040
FHLB and other restricted stock	209	147	547	353
Cash deposits	603	865	2,403	2,412
Total interest income	79,415	71,759	229,982	187,126
Interest expense:
Deposits	11,036	6,219	29,264	15,127
Subordinated notes	840	837	2,518	2,512
Junior subordinated debentures	719	714	2,223	2,024
Other borrowings	2,055	2,207	6,482	5,294
Total interest expense	14,650	9,977	40,487	24,957
Net interest income	64,765	61,782	189,495	162,169
Provision for loan losses	2,865	6,803	7,560	14,257
Net interest income after provision for loan losses	61,900	54,979	181,935	147,912
Noninterest income:
Service charges on deposits	1,937	1,412	5,243	3,767
Card income	2,015	1,877	5,930	4,515
Net OREO gains (losses) and valuation adjustments	(56)	65	301	(551)
Net gains (losses) on sale of securities	19	—	22	(272)
Fee income	1,624	1,593	4,755	3,514
Insurance commissions	1,247	1,113	3,127	2,646
Gain on sale of subsidiary or division	—	—	—	1,071
Other	956	(1)	3,525	1,486
Total noninterest income	7,742	6,059	22,903	16,176
Noninterest expense:
Salaries and employee benefits	28,717	24,695	83,276	64,626
Occupancy, furniture and equipment	4,505	3,553	13,529	9,621
FDIC insurance and other regulatory assessments	(2)	363	600	945
Professional fees	1,969	3,384	5,384	7,102
Amortization of intangible assets	2,228	2,064	6,977	4,542
Advertising and promotion	1,379	1,609	4,779	3,938
Communications and technology	5,382	7,252	15,244	13,882
Other	7,975	6,026	21,634	15,735
Total noninterest expense	52,153	48,946	151,423	120,391
Net income before income tax expense	17,489	12,092	53,415	43,697
Income tax expense	3,172	2,922	11,580	10,074
Net income	14,317	9,170	41,835	33,623
Dividends on preferred stock	—	(195)	—	(578)
Net income available to common stockholders	$14,317	$8,975	$41,835	$33,045
Earnings per common share
Basic	$0.56	$0.34	$1.60	$1.37
Diluted	$0.56	$0.34	$1.59	$1.35

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2019 and 2018

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$14,317	$9,170	$41,835	$33,623
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(40)	(605)	3,361	(2,494)
Reclassification of amount realized through sale of securities	(19)	—	(22)	272
Tax effect	13	137	(772)	501
Total other comprehensive income (loss)	(46)	(468)	2,567	(1,721)
Comprehensive income	$14,271	$8,702	$44,402	$31,902

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2019 and 2018

(Dollar amounts in thousands)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other	Total
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Stockholders'
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2018	$9,658	20,820,445	$209	$264,855	91,951	$(1,784)	$119,356	$(596)	$391,698
Issuance of restricted stock awards	—	5,492	—	—	—	—	—	—	—
Stock based compensation	—	—	—	486	—	—	—	—	486
Forfeiture of restricted stock awards	—	(1,574)	—	69	1,574	(69)	—	—	—
Stock option exercises, net	—	146	—	(4)	—	—	—	—	(4)
Dividends on preferred stock	—	—	—	—	—	—	(190)	—	(190)
Net income	—	—	—	—	—	—	12,068	—	12,068
Other comprehensive income (loss)	—	—	—	—	—	—	—	(1,114)	(1,114)
Balance, March 31, 2018	$9,658	20,824,509	$209	$265,406	93,525	$(1,853)	$131,234	$(1,710)	$402,944
Issuance of common stock, net of issuance costs	—	5,405,000	54	191,999	—	—	—	—	192,053
Issuance of restricted stock awards	—	39,798	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	567	—	—	—	—	567
Forfeiture of restricted stock awards	—	(218)	—	9	218	(9)	—	—	—
Stock option exercises, net	—	1,220	—	—	—	—	—	—	—
Purchase of treasury stock	—	(9,524)	—	—	9,524	(392)	—	—	(392)
Dividends on preferred stock	—	—	—	—	—	—	(193)	—	(193)
Net income	—	—	—	—	—	—	12,385	—	12,385
Other comprehensive income (loss)	—	—	—	—	—	—	—	(139)	(139)
Balance, June 30, 2018	$9,658	26,260,785	$264	$457,980	103,267	$(2,254)	$143,426	$(1,849)	$607,225
Issuance of restricted stock awards	—	19,711	—	—	—	—	—	—	—
Stock based compensation	—	—	—	913	—	—	—	—	913
Forfeiture of restricted stock awards	—	(630)	—	27	630	(27)	—	—	—
Purchase of treasury stock	—	(105)	—	—	105	(4)	—	—	(4)
Dividends on preferred stock	—	—	—	—	—	—	(195)	—	(195)
Net income	—	—	—	—	—	—	9,170	—	9,170
Other comprehensive income (loss)	—	—	—	—	—	—	—	(468)	(468)
Balance, September 30, 2018	$9,658	26,279,761	$264	$458,920	104,002	$(2,285)	$152,401	$(2,317)	$616,641

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2019 and 2018

(Dollar amounts in thousands)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other	Total
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Stockholders'
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2019	$—	26,949,936	$271	$469,341	104,063	$(2,288)	$170,486	$(1,203)	$636,607
Issuance of restricted stock awards	—	8,063	—	—	—	—	—	—	—
Stock based compensation	—	—	—	911	—	—	—	—	911
Forfeiture of restricted stock awards	—	(1,276)	—	40	1,276	(40)	—	—	—
Purchase of treasury stock	—	(247,312)	—	—	247,312	(7,553)	—	—	(7,553)
Net income	—	—	—	—	—	—	14,788	—	14,788
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,463	1,463
Balance, March 31, 2019	$—	26,709,411	$271	$470,292	352,651	$(9,881)	$185,274	$260	$646,216
Issuance of restricted stock awards	—	85,503	—	—	—	—	—	—	—
Stock based compensation	—	—	—	825	—	—	—	—	825
Forfeiture of restricted stock awards	—	(920)	—	28	920	(28)	—	—	—
Stock option exercises, net	—	368	—	—	—	—	—	—	—
Purchase of treasury stock	—	(596,054)	—	—	596,054	(17,559)	—	—	(17,559)
Net income	—	—	—	—	—	—	12,730	—	12,730
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,150	1,150
Balance, June 30, 2019	$—	26,198,308	$271	$471,145	949,625	$(27,468)	$198,004	$1,410	$643,362
Issuance of restricted stock awards	—	10,847	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	1,058	—	—	—	—	1,058
Forfeiture of restricted stock awards	—	(5,730)	—	166	5,730	(166)	—	—	—
Stock option exercises, net	—	4,653	—	—	—	—	—	—	—
Purchase of treasury stock	—	(850,093)	—	—	850,093	(24,998)	—	—	(24,998)
Net income	—	—	—	—	—	—	14,317	—	14,317
Other comprehensive income (loss)	—	—	—	—	—	—	—	(46)	(46)
Balance, September 30, 2019	$—	25,357,985	$272	$472,368	1,805,448	$(52,632)	$212,321	$1,364	$633,693

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019 and 2018

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$41,835	$33,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,020	3,880
Net accretion on loans	(4,013)	(6,884)
Amortization of subordinated notes issuance costs	81	75
Amortization of junior subordinated debentures	360	343
Net amortization on securities	234	639
Amortization of intangible assets	6,977	4,542
Deferred taxes	1,693	1,329
Provision for loan losses	7,560	14,257
Stock based compensation	2,794	1,966
Net (gains) losses on sale of debt securities	(22)	272
Net (gains) losses on equity securities	(499)	—
Net OREO (gains) losses and valuation adjustments	(301)	551
Gain on sale of subsidiary or division	—	(1,071)
Origination of loans held for sale	(21,017)	(185)
Purchases of loans held for sale	(24,733)	—
Proceeds from sale of loans originated for sale	42,753	740
Net gains on sale of loans	(409)	—
Net (gain) loss on transfer of loans to loans held for sale	(229)	—
Net change in operating leases	145	—
(Increase) decrease in other assets	(6,759)	(7,084)
Increase (decrease) in other liabilities	4,017	6,107
Net cash provided by (used in) operating activities	56,487	53,100
Cash flows from investing activities:
Purchases of securities available for sale	(80,459)	—
Proceeds from sales of securities available for sale	40,617	123,016
Proceeds from maturities, calls, and pay downs of securities available for sale	75,777	38,389
Proceeds from maturities, calls, and pay downs of securities held to maturity	668	898
Purchases of loans held for investment	(26,714)	—
Proceeds from sale of loans	25,653	—
Net change in loans	(603,694)	(281,518)
Purchases of premises and equipment, net	(9,740)	(16,479)
Net proceeds from sale of OREO	2,513	7,771
Proceeds from surrender of BOLI	—	4,562
(Purchases) redemptions of FHLB and other restricted stock, net	(8,017)	(6,188)
Cash paid for acquisitions, net of cash acquired	—	(141,872)
Proceeds from sale of subsidiary or division, net	—	73,849
Net cash provided by (used in) investing activities	(583,396)	(197,572)
Cash flows from financing activities:
Net increase (decrease) in deposits	247,484	135,654
Increase (decrease) in customer repurchase agreements	9,639	1,760
Increase (decrease) in Federal Home Loan Bank advances	200,000	(35,737)
Issuance of common stock, net of issuance costs	—	192,053
Stock option exercises, net	—	(4)
Purchase of treasury stock	(50,110)	(396)
Dividends on preferred stock	—	(578)
Net cash provided by (used in) financing activities	407,013	292,752
Net increase (decrease) in cash and cash equivalents	(119,896)	148,280
Cash and cash equivalents at beginning of period	234,939	134,129
Cash and cash equivalents at end of period	$115,043	$282,409

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019 and 2018

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information:
Interest paid	$37,336	$21,790
Income taxes paid, net	$12,797	$8,567
Cash paid for operating lease liabilities (See Note 1)	$3,138	$—
Supplemental noncash disclosures:
Loans transferred to OREO	$3,001	$221
Loans held for investment transferred to loans held for sale	$27,411	$—
Premises transferred to OREO	$—	$1,139
Lease liabilities arising from obtaining right-of-use assets (See Note 1)	$2,179	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Newly Issued, But Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment throughout the estimation process including, but not limited to, pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years for public business entities that are SEC filers. The Company will adopt ASU 2016-13 on January 1, 2020 using the modified retrospective approach. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow (DCF) method, loss-rate method and roll-rate method. Parallel runs will continue to be enhanced throughout 2019 as the processes, controls and policies are finalized.

The Company’s cross-functional implementation team continues to make progress in accordance with the Company’s implementation plan for adoption. The Company has developed new expected credit loss estimation models. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company currently plans on implementing a DCF method or a loss-rate method to estimate expected credit losses. Incorporating reasonable and supportable forecasts of economic conditions into the estimate of expected credit losses will require significant judgment, such as selecting economic variables and forecast scenarios as well as determining the appropriate length of the forecast horizon. Management will estimate credit losses over a forecast horizon and revert to long term historical loss experience on a straight line basis. Management will select economic variables it believes to be most relevant based on the composition of the loan portfolio, likely to include forecasted levels of employment, retail sales, and gross domestic product. Management currently intends to leverage economic projections from a reputable and independent third party to inform its reasonable and supportable forecasts over the one-year forecast period. Other internal and external indicators of economic forecasts will also be considered by management when developing the forecast metrics.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The ultimate impact of ASU 2016-13 will depend on the composition of the portfolio and economic conditions and forecasts at the time of adoption. It could also be subject to further regulatory or accounting guidance and other management validation and judgments. Based on our loan portfolio at September 30, 2019 and management’s current expectation of future economic conditions, the balances of the allowance for credit losses and retained earnings are not expected to materially change upon adoption of ASU 2016-13. More specifically, the allowance for credit losses is expected to increase slightly for the real estate lending portfolios given their longer contractual maturities relative to the loan portfolio as a whole. The commercial and industrial portfolios and the factored receivables portfolio make up the majority of the loan portfolio and consist of loans and lending arrangements with relatively short contractual maturities that are expected to result in a slight reduction to the allowance for credit losses. This estimated impact at adoption also includes certain qualitative adjustments to the allowance for credit losses.

Management does not currently expect to record any allowance for credit losses on available for sale securities and does not currently expect that the allowance for credit losses on held to maturity securities will be material to the Company’s consolidated financial statements upon adoption of ASU 2016-13. The ultimate impact will depend upon the nature and characteristics of our securities portfolios (including issuer specific matters) at the adoption date, the macroeconomic conditions and forecasts at that date, and other management judgments.

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

	Loans Excluding PCI Loans			PCI Loans			Total Loans
(Dollars in thousands)	FBD	SCC	Total	FBD	SCC	Total	Acquired
Commercial real estate	$140,955	$11,894	$152,849	$832	$200	$1,032	$153,881
Construction, land development, land	13,949	5,229	19,178	3,081	—	3,081	22,259
1-4 family residential	59,228	10,180	69,408	75	—	75	69,483
Farmland	5,709	1,207	6,916	—	—	—	6,916
Commercial	26,125	2,121	28,246	1,020	—	1,020	29,266
Factored receivables	—	—	—	—	—	—	—
Consumer	5,410	623	6,033	—	—	—	6,033
Mortgage warehouse	—	—	—	—	—	—	—
	$251,376	$31,254	$282,630	$5,008	$200	$5,208	$287,838

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Consideration paid included contingent consideration with an acquisition date fair value of $20,000,000. The contingent consideration is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition and is correlated to historical monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price. Final contingent consideration payout will range from $0 to $22,000,000 and the fair value of the associated liability will be remeasured each reporting period with changes in fair value recorded in noninterest income in the consolidated statements of income. The fair value of the contingent consideration was $21,426,000 at September 30, 2019.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - SECURITIES

Equity Securities with Readily Determinable Fair Values

The Company held equity securities with fair values of $5,543,000 and $5,044,000 at September 30, 2019 and December 31, 2018, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Unrealized gains (losses) on equity securities still held at the reporting date	$64	$(44)	$499	$(25)
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$64	$(44)	$499	$(25)

Debt Securities

Debt securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of debt securities and their estimated fair values are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$66,714	$114	$(88)	$66,740
Mortgage-backed securities, residential	39,918	732	(29)	40,621
Asset-backed securities	8,425	—	(66)	8,359
State and municipal	51,602	365	(17)	51,950
CLO securities	75,575	46	(165)	75,456
Corporate bonds	54,628	787	(1)	55,414
SBA pooled securities	4,281	96	—	4,377
Total available for sale securities	$301,143	$2,140	$(366)	$302,917

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,517	$—	$(1,286)	$7,231

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$93,500	$9	$(861)	$92,648
U.S. Treasury notes	1,956	—	(24)	1,932
Mortgage-backed securities, residential	39,971	222	(457)	39,736
Asset-backed securities	10,165	11	(31)	10,145
State and municipal	118,826	175	(550)	118,451
Corporate bonds	68,804	150	(167)	68,787
SBA pooled securities	4,766	5	(47)	4,724
Total available for sale securities	$337,988	$572	$(2,137)	$336,423

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,487	$—	$(1,161)	$7,326

The amortized cost and estimated fair value of securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$91,219	$91,423	$—	$—
Due from one year to five years	66,984	67,750	—	—
Due from five years to ten years	11,944	12,018	8,517	7,231
Due after ten years	78,372	78,369	—	—
	248,519	249,560	8,517	7,231
Mortgage-backed securities, residential	39,918	40,621	—	—
Asset-backed securities	8,425	8,359	—	—
SBA pooled securities	4,281	4,377	—	—
	$301,143	$302,917	$8,517	$7,231

Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds	$—	$88,820	$40,617	$123,016
Gross gains	—	—	133	5
Gross losses	—	—	(130)	(277)
Net gains and losses from calls of securities	19	—	19	—

Debt securities with a carrying amount of approximately $71,341,000 and $80,041,000 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to debt securities with gross unrealized and unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2019	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$—	$—	$34,869	$(88)	$34,869	$(88)
Mortgage-backed securities, residential	4,804	(23)	360	(6)	5,164	(29)
Asset-backed securities	3,381	(29)	4,977	(37)	8,358	(66)
State and municipal	3,024	(1)	3,456	(16)	6,480	(17)
CLO securities	56,375	(165)	—	—	56,375	(165)
Corporate bonds	—	—	149	(1)	149	(1)
SBA pooled securities	32	—	10	—	42	—
	$67,616	$(218)	$43,821	$(148)	$111,437	$(366)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
September 30, 2019	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$2,765	$(369)	$4,466	$(917)	$7,231	$(1,286)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$17,203	$(83)	$72,471	$(778)	$89,674	$(861)
U.S. Treasury notes	—	—	1,932	(24)	1,932	(24)
Mortgage-backed securities, residential	9,334	(97)	13,910	(360)	23,244	(457)
Asset-backed securities	197	(1)	4,970	(30)	5,167	(31)
State and municipal	31,142	(201)	22,478	(349)	53,620	(550)
Corporate bonds	41,874	(166)	149	(1)	42,023	(167)
SBA pooled securities	2,602	(20)	1,451	(27)	4,053	(47)
	$102,352	$(568)	$117,361	$(1,569)	$219,713	$(2,137)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$2,861	$(242)	$4,465	$(919)	$7,326	$(1,161)

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

At September 30, 2019, the Company had 78 debt securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2019, management believes that the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Held for Sale

The Company elects the fair value option for recording 1-4 family residential mortgage loans and commercial loans held for sale in accordance with Accounting Standards Codification (“ASC”) 825, “Financial Instruments”. The fair value of loans held for sale is determined based on outstanding commitments from investors to purchase such loans or prevailing market rates. Increases or decreases in the fair value of these loans held for sale, if any, are charged to earnings and are recorded in noninterest income in the consolidated statements on income.

The following table presents loans held for sale:

(Dollars in thousands)	September 30, 2019	December 31, 2018
1-4 family residential	$4,476	$2,106
Commercial	3,023	—
Total loans held for sale	$7,499	$2,106

Loans Held for Investment

Loans

The following table presents the recorded investment and unpaid principal for loans:

	September 30, 2019			December 31, 2018
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$1,115,559	$1,121,602	$(6,043)	$992,080	$999,887	$(7,807)
Construction, land development, land	164,186	167,529	(3,343)	179,591	183,664	(4,073)
1-4 family residential	186,405	187,468	(1,063)	190,185	191,852	(1,667)
Farmland	161,447	163,852	(2,405)	170,540	173,583	(3,043)
Commercial	1,369,505	1,372,740	(3,235)	1,114,971	1,118,028	(3,057)
Factored receivables	599,651	601,604	(1,953)	617,791	620,103	(2,312)
Consumer	24,967	25,047	(80)	29,822	29,956	(134)
Mortgage warehouse	587,697	587,697	—	313,664	313,664	—
Total loans held for investment	4,209,417	$4,227,539	$(18,122)	3,608,644	$3,630,737	$(22,093)
Allowance for loan and lease losses	(31,895)			(27,571)
	$4,177,522			$3,581,073

The difference between the recorded investment and the unpaid principal balance is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $15,820,000 and $19,514,000 at September 30, 2019 and December 31, 2018, respectively, and (2) net deferred origination and factoring fees totaling $2,302,000 and $2,579,000 at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, the Company had $57,850,000 and $58,566,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $1,150,097,000 and $847,523,000 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and nine months ended September 30, 2019, loans with a carrying amounts of $21,180,000 and $27,411,000, respectively, were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the three and nine months ended September 30, 2019, loans transferred to held for sale were sold resulting in proceeds of $19,322,000 and $25,653,000, respectively. Net gains on transfers and sales of loans, which were recorded as other noninterest income in the consolidated statements of income, totaled $129,000 and $229,000 for the three and nine months ended September 30, 2019, respectively. No loans were transferred to loans held for sale or sold during the nine months ended September 30, 2018, other than those included in the sale of THF. See Note 2 – Business Combinations and Divestitures for details of the THF sale and its impact on our consolidated financial statements.

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) is as follows:

(Dollars in thousands)	Beginning				Ending
Three months ended September 30, 2019	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$5,677	$147	$(26)	$—	$5,798
Construction, land development, land	1,035	47	—	2	1,084
1-4 family residential	409	4	—	4	417
Farmland	590	349	—	—	939
Commercial	13,899	1,195	(557)	234	14,771
Factored receivables	6,861	851	(210)	215	7,717
Consumer	563	66	(85)	37	581
Mortgage warehouse	382	206	—	—	588
	$29,416	$2,865	$(878)	$492	$31,895

(Dollars in thousands)	Beginning				Ending
Three months ended September 30, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$3,803	$136	$—	$103	$4,042
Construction, land development, land	1,025	244	—	2	1,271
1-4 family residential	240	15	(3)	7	259
Farmland	509	(6)	—	—	503
Commercial	10,230	6,324	(4,074)	273	12,753
Factored receivables	7,727	64	(228)	8	7,571
Consumer	670	93	(286)	104	581
Mortgage warehouse	343	(67)	—	—	276
	$24,547	$6,803	$(4,591)	$497	$27,256

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	Beginning				Ending
Nine months ended September 30, 2019	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$4,493	$1,343	$(39)	$1	$5,798
Construction, land development, land	1,134	(63)	(78)	91	1,084
1-4 family residential	317	86	(43)	57	417
Farmland	535	404	—	—	939
Commercial	12,865	3,252	(1,671)	325	14,771
Factored receivables	7,299	1,839	(1,682)	261	7,717
Consumer	615	424	(594)	136	581
Mortgage warehouse	313	275	—	—	588
	$27,571	$7,560	$(4,107)	$871	$31,895

(Dollars in thousands)	Beginning				Ending
Nine months ended September 30, 2018	Balance	Provision	Charge-offs	Recoveries	Balance
Commercial real estate	$3,435	$506	$(2)	$103	$4,042
Construction, land development, land	883	376	—	12	1,271
1-4 family residential	293	(29)	(17)	12	259
Farmland	310	393	(200)	—	503
Commercial	8,150	8,895	(4,701)	409	12,753
Factored receivables	4,597	3,850	(928)	52	7,571
Consumer	783	287	(776)	287	581
Mortgage warehouse	297	(21)	—	—	276
	$18,748	$14,257	$(6,624)	$875	$27,256

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
September 30, 2019	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$8,253	$1,098,249	$9,057	$1,115,559	$485	$5,313	$—	$5,798
Construction, land development, land	1,157	158,399	4,630	164,186	21	1,063	—	1,084
1-4 family residential	2,319	183,568	518	186,405	142	275	—	417
Farmland	6,948	153,736	763	161,447	265	674	—	939
Commercial	15,641	1,352,936	928	1,369,505	1,987	12,780	4	14,771
Factored receivables	12,152	587,499	—	599,651	3,007	4,710	—	7,717
Consumer	467	24,500	—	24,967	38	543	—	581
Mortgage warehouse	—	587,697	—	587,697	—	588	—	588
	$46,937	$4,146,584	$15,896	$4,209,417	$5,945	$25,946	$4	$31,895

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2018	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$7,097	$974,280	$10,703	$992,080	$487	$4,006	$—	$4,493
Construction, land development, land	91	172,709	6,791	179,591	21	1,113	—	1,134
1-4 family residential	2,333	186,664	1,188	190,185	125	192	—	317
Farmland	7,424	162,735	381	170,540	72	463	—	535
Commercial	17,153	1,096,813	1,005	1,114,971	1,958	10,903	4	12,865
Factored receivables	6,759	611,032	—	617,791	1,968	5,331	—	7,299
Consumer	355	29,467	—	29,822	22	593	—	615
Mortgage warehouse	—	313,664	—	313,664	—	313	—	313
	$41,212	$3,547,364	$20,068	$3,608,644	$4,653	$22,914	$4	$27,571

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an allowance and are excluded from these tables.

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
September 30, 2019	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$586	$585	$485	$7,667	$7,837
Construction, land development, land	91	91	21	1,066	1,169
1-4 family residential	221	201	142	2,098	2,216
Farmland	914	900	265	6,034	6,326
Commercial	5,396	5,444	1,987	10,245	10,370
Factored receivables	12,152	12,152	3,007	—	—
Consumer	116	114	38	351	352
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$19,547	$19,542	$5,949	$27,461	$28,270

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2018	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$5,610	$5,614	$487	$1,487	$1,520
Construction, land development, land	91	91	21	—	—
1-4 family residential	225	216	125	2,108	2,255
Farmland	914	900	72	6,510	6,979
Commercial	5,235	5,254	1,958	11,918	12,089
Factored receivables	6,759	6,759	1,968	—	—
Consumer	63	57	22	292	296
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$18,968	$18,946	$4,657	$22,315	$23,139

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents average impaired loans and interest recognized on impaired loans:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$7,500	$180	$6,861	$70
Construction, land development, land	1,087	5	181	1
1-4 family residential	2,353	13	2,205	21
Farmland	6,737	31	3,835	10
Commercial	15,222	321	24,579	46
Factored receivables	10,453	—	5,724	—
Consumer	458	5	260	3
Mortgage warehouse	—	—	—	—
PCI	71	—	75	—
	$43,881	$555	$43,720	$151

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$7,675	$180	$4,429	$76
Construction, land development, land	624	5	178	1
1-4 family residential	2,326	15	2,439	25
Farmland	7,186	75	3,978	27
Commercial	16,397	373	23,149	665
Factored receivables	9,455	—	5,783	—
Consumer	411	5	320	4
Mortgage warehouse	—	—	—	—
PCI	71	—	35	—
	$44,145	$653	$40,311	$798

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
September 30, 2019	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$1,844	$645	$8,254	$10,743
Construction, land development, land	5,677	771	1,157	7,605
1-4 family residential	3,348	492	2,242	6,082
Farmland	935	—	6,903	7,838
Commercial	8,393	476	15,280	24,149
Factored receivables	30,617	6,297	—	36,914
Consumer	756	—	467	1,223
Mortgage warehouse	—	—	—	—
PCI	2,437	5,728	1,184	9,349
	$54,007	$14,409	$35,487	$103,903

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2018	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$2,625	$397	$7,096	$10,118
Construction, land development, land	1,003	—	91	1,094
1-4 family residential	2,103	—	1,588	3,691
Farmland	308	—	4,059	4,367
Commercial	3,728	999	14,071	18,798
Factored receivables	41,135	2,152	—	43,287
Consumer	1,005	11	355	1,371
Mortgage warehouse	—	—	—	—
PCI	788	—	3,525	4,313
	$52,695	$3,559	$30,785	$87,039

The following table presents information regarding nonperforming loans:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Nonaccrual loans(1)	$35,487	$30,785
Factored receivables greater than 90 days past due	6,297	2,152
Troubled debt restructurings accruing interest	419	3,117
	$42,203	$36,054
(1)	Includes troubled debt restructurings of $6,863,000 and $3,730,000 at September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
September 30, 2019	Pass	Classified	PCI	Total
Commercial real estate	$1,097,560	$8,942	$9,057	$1,115,559
Construction, land development, land	158,399	1,157	4,630	164,186
1-4 family residential	183,553	2,334	518	186,405
Farmland	150,719	9,965	763	161,447
Commercial	1,335,161	33,416	928	1,369,505
Factored receivables	588,179	11,472	—	599,651
Consumer	24,495	472	—	24,967
Mortgage warehouse	587,697	—	—	587,697
	$4,125,763	$67,758	$15,896	$4,209,417

(Dollars in thousands)
December 31, 2018	Pass	Classified	PCI	Total
Commercial real estate	$977,548	$3,829	$10,703	$992,080
Construction, land development, land	172,709	91	6,791	179,591
1-4 family residential	187,251	1,746	1,188	190,185
Farmland	161,565	8,594	381	170,540
Commercial	1,093,759	20,207	1,005	1,114,971
Factored receivables	612,577	5,214	—	617,791
Consumer	29,461	361	—	29,822
Mortgage warehouse	313,664	—	—	313,664
	$3,548,534	$40,042	$20,068	$3,608,644

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $7,282,000 and $6,847,000 as of September 30, 2019 and December 31, 2018, respectively. The Company had allocated specific allowances for these loans of $842,000 and $286,000 at September 30, 2019 and December 31, 2018, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the three and nine months ended September 30, 2019 and 2018. The Company did not grant principal reductions on any restructured loans.

	Extended
	Amortization	Payment	AB Note	Interest Rate	Total	Number of
(Dollars in thousands)	Period	Deferrals	Restructure	Reduction	Modifications	Loans
Nine months ended September 30, 2019
Commercial real estate	$—	$—	$4,597	$—	$4,597	1
Commercial	1,649	84	—	593	2,326	6
	$1,649	$84	$4,597	$593	$6,923	7

Three months ended September 30, 2019
Commercial real estate	$—	$—	$—	$—	$—	—
Commercial	554	—	—	—	554	1
	$554	$—	$—	$—	$554	1

Nine months ended September 30, 2018
1-4 family residential	$110	$—	$—	$—	$110	3
Farmland	263	—	—	—	263	1
Commercial	875	—	—	—	875	10
	$1,248	$—	$—	$—	$1,248	14
Three months ended September 30, 2018
Farmland	$263	$—	$—	$—	$263	1
Commercial	800	—	—	—	800	8
	$1,063	$—	$—	$—	$1,063	9

During the nine months ended September 30, 2019, the Company had two loans modified as troubled debt restructurings with a recorded investment of $240,445 for which there were payment defaults within twelve months following the modification. During the nine months ended September 30, 2018, the Company had one loan modified as a troubled debt restructuring with a recorded investment of $156,000 for which there was a payment default within twelve months following the modification. Default is determined at 90 or more days past due.

Residential Real Estate Loans In Process of Foreclosure

At September 30, 2019, the Company had $162,000 in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

Purchased Credit Impaired Loans

The Company has loans that were acquired, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding contractually required principal and interest and the carrying amount of these loans included in the balance sheet amounts of loans at September 30, 2019 and December 31, 2018, are as follows:

	September 30,	December 31,
	2019	2018
Contractually required principal and interest:
Real estate loans	$18,767	$22,644
Commercial loans	2,668	4,078
Outstanding contractually required principal and interest	$21,435	$26,722
Gross carrying amount included in loans receivable	$15,896	$20,068

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in accretable yield during the three and nine months ended September 30, 2019 and 2018 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accretable yield, beginning balance	$4,793	$2,105	$5,711	$2,793
Additions	—	2,997	—	2,997
Accretion	(460)	(439)	(1,228)	(1,177)
Reclassification from nonaccretable to accretable yield	50	124	64	174
Disposals	(54)	—	(218)	—
Accretable yield, ending balance	$4,329	$4,787	$4,329	$4,787

NOTE 5 – LEASES

The Company leases certain premises and equipment under operating leases. At September 30, 2019, the Company had lease liabilities totaling $21,534,000 and right-of-use assets totaling $21,594,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the nine months ended September 30, 2019, the weighted average remaining lease term for operating leases was 6.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.4%.

Lease costs were as follows:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$1,115	$3,283
Short-term lease cost	—	—
Variable lease cost	49	245
Total lease cost	$1,164	$3,528

Rent expense for the three and nine months ended September 30, 2018, prior to the adoption of ASU 2016-02, was $898,000 and $2,198,000, respectively.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2019. At September 30, 2019, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	September 30, 2019
Lease payments due:
Within one year	$4,003
After one but within two years	4,029
After two but within three years	3,734
After three but within four years	3,178
After four but within five years	2,930
After five years	6,349
Total undiscounted cash flows	24,223
Discount on cash flows	(2,689)
Total lease liability	$21,534

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Goodwill	$158,743	$158,743

	September 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$43,578	$(20,850)	$22,728	$43,578	$(16,266)	$27,312
Other intangible assets	15,700	(4,731)	10,969	15,700	(2,338)	13,362
	$59,278	$(25,581)	$33,697	$59,278	$(18,604)	$40,674

The changes in goodwill and intangible assets during the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$194,668	$117,777	$199,417	$63,778
Acquired goodwill	—	72,060	—	115,035
Acquired intangibles	—	14,069	—	28,004
Divestiture	—	—	—	(433)
Amortization of intangibles	(2,228)	(2,064)	(6,977)	(4,542)
Ending balance	$192,440	$201,842	$192,440	$201,842

NOTE 7 – Variable Interest Entities

Collateralized Loan Obligation Funds – Closed

The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $8,517,000 and $8,487,000 at September 30, 2019 and December 31, 2018, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$51,403	$440,565	$491,968	$69,053	$433,667	$502,720
Standby letters of credit	$6,484	$5,183	$11,667	$2,285	$3,931	$6,216
Commitments to purchase loans	$—	$40,250	$40,250	$—	$—	$—
Mortgage warehouse commitments	$—	$391,615	$391,615	$—	$266,458	$266,458

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

The Company records an allowance for loan and lease losses on off-balance sheet lending-related commitments through a charge to other noninterest expense on the Company’s consolidated statements of income. At September 30, 2019 and December 31, 2018, the allowance for loan and lease losses on off-balance sheet lending-related commitments totaled $655,000 and $538,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

In addition to the commitments above, the Company had overdraft protection available in the amounts of $2,693,000 and $3,087,000 at September 30, 2019 and December 31, 2018, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total
September 30, 2019	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$66,740	$—	$66,740
Mortgage-backed securities, residential	—	40,621	—	40,621
Asset-backed securities	—	8,359	—	8,359
State and municipal	—	51,950	—	51,950
CLO securities	—	75,456	—	75,456
Corporate bonds	—	55,414	—	55,414
SBA pooled securities	—	4,377	—	4,377
	$—	$302,917	$—	$302,917

Equity securities
Mutual fund	$5,543	$—	$—	$5,543

Loans held for sale	$3,023	$4,476	$—	$7,499

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$21,426	$21,426

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$92,648	$—	$92,648
U.S. Treasury notes	—	1,932	—	1,932
Mortgage-backed securities, residential	—	39,736	—	39,736
Asset backed securities	—	10,145	—	10,145
State and municipal	—	118,451	—	118,451
Corporate bonds	—	68,787	—	68,787
SBA pooled securities	—	4,724	—	4,724
	$—	$336,423	$—	$336,423

Equity securities
Mutual fund	$5,044	$—	$—	$5,044

Loans held for sale	$—	$2,106	$—	$2,106

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$20,745	$20,745

There were no transfers between levels during 2019 or 2018.

On June 2, 2018, the Company acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s (“ICC”) accounts receivable factoring business and other related financial services. Consideration for the acquisition included contingent consideration, which is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition. The index is calculated by a third party data analytics firm and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period after closing, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price, with a payout ranging from $0 to $22,000,000. The fair value of the contingent consideration is calculated each reporting period, and changes in the fair value of the contingent consideration are recorded in noninterest income in the consolidated statements of income. At September 30, 2019 and December 31, 2018, the ICC contingent consideration liability was the only recurring fair value measurement with Level 3 unobservable inputs. At September 30, 2019 and December 31, 2018, the fair value calculation of the contingent consideration resulted in a payout of $22,000,000, and discount rates of 2.1% and 2.9%, respectively, were applied to calculate the present value of the contingent consideration. A reconciliation of the opening balance to the closing balance of the fair value of the contingent consideration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$21,302	$—	$20,745	$—
Contingent consideration recognized in business combination	—	20,000	—	20,000
Change in fair value of contingent consideration recognized in earnings	124	487	681	487
Consideration settlement payments	—	—	—	—
Ending balance	$21,426	$20,487	$21,426	$20,487

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	Fair Value Measurements Using			Total
September 30, 2019	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$101	$101
Construction, land development, land	—	—	70	70
1-4 family residential	—	—	79	79
Farmland	—	—	649	649
Commercial	—	—	3,409	3,409
Factored receivables	—	—	9,145	9,145
Consumer	—	—	78	78
PCI	—	—	67	67
Other real estate owned (1)
Commercial real estate	—	—	388	388
1-4 family residential properties	—	—	221	221
	$—	$—	$14,207	$14,207

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$5,123	$5,123
Construction, land development, land	—	—	70	70
1-4 family residential	—	—	100	100
Farmland	—	—	842	842
Commercial	—	—	3,277	3,277
Factored receivables	—	—	4,791	4,791
Consumer	—	—	41	41
PCI	—	—	67	67
Other real estate owned (1)
Commercial real estate	—	—	1,095	1,095
	$—	$—	$15,406	$15,406

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

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at September 30, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
September 30, 2019	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$115,043	$115,043	$—	$—	$115,043
Securities - held to maturity	8,517	—	—	7,231	7,231
Loans not previously presented, gross	4,189,870	37,779	—	4,152,821	4,190,600
FHLB and other restricted stock	23,960	N/A	N/A	N/A	N/A
Accrued interest receivable	21,039	21,039	—	—	21,039

Financial liabilities:
Deposits	3,697,833	—	3,702,141	—	3,702,141
Customer repurchase agreements	14,124	—	14,124	—	14,124
Federal Home Loan Bank advances	530,000	—	530,000	—	530,000
Subordinated notes	49,010	—	52,479	—	52,479
Junior subordinated debentures	39,443	—	40,372	—	40,372
Accrued interest payable	9,434	9,434	—	—	9,434

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2018	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$234,939	$234,939	$—	$—	$234,939
Securities - held to maturity	8,487	—	—	7,326	7,326
Loans not previously presented, gross	3,589,676	—	—	3,505,724	3,505,724
FHLB and other restricted stock	15,943	N/A	N/A	N/A	N/A
Accrued interest receivable	19,094	19,094	—	—	19,094

Financial liabilities:
Deposits	3,450,349	—	3,440,570	—	3,440,570
Customer repurchase agreements	4,485	—	4,485	—	4,485
Federal Home Loan Bank advances	330,000	—	330,000	—	330,000
Subordinated notes	48,929	—	50,500	—	50,500
Junior subordinated debentures	39,083	—	40,808	—	40,808
Accrued interest payable	6,722	6,722	—	—	6,722

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2019 and December 31, 2018, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2019 and December 31, 2018, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2019 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$563,475	11.8%	$382,017	8.0%	N/A	N/A
TBK Bank, SSB	$534,114	11.5%	$371,558	8.0%	$464,447	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$481,916	10.1%	$286,287	6.0%	N/A	N/A
TBK Bank, SSB	$501,571	10.8%	$278,651	6.0%	$371,534	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$442,473	9.3%	$214,100	4.5%	N/A	N/A
TBK Bank, SSB	$501,571	10.8%	$208,988	4.5%	$301,871	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$481,916	10.4%	$185,352	4.0%	N/A	N/A
TBK Bank, SSB	$501,571	10.8%	$185,767	4.0%	$232,209	5.0%

As of December 31, 2018
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$552,398	13.4%	$330,970	8.0%	N/A	N/A
TBK Bank, SSB	$496,526	12.4%	$320,856	8.0%	$401,071	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$475,359	11.5%	$248,227	6.0%	N/A	N/A
TBK Bank, SSB	$468,500	11.7%	$240,642	6.0%	$320,856	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$436,276	10.5%	$186,170	4.5%	N/A	N/A
TBK Bank, SSB	$468,500	11.7%	$180,482	4.5%	$260,696	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$475,359	11.1%	$171,619	4.0%	N/A	N/A
TBK Bank, SSB	$468,500	11.0%	$170,092	4.0%	$212,615	5.0%

Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Beginning in January 2016, the implementation of the capital conservation buffer set forth by the Basel III regulatory capital framework was effective for the Company starting at 0.625% of risk weighted assets above the minimum risk based capital ratio requirements and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. The capital conservation buffer was 2.5% and 1.875% at September 30, 2019 and December 31, 2018, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At September 30, 2019 and December 31, 2018, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

NOTE 12 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

Common Stock

	September 30, 2019	December 31, 2018
Shares authorized	50,000,000	50,000,000
Shares issued	27,163,433	27,053,999
Treasury shares	(1,805,448)	(104,063)
Shares outstanding	25,357,985	26,949,936
Par value per share	$0.01	$0.01

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

Stock Repurchase Program

On October 29, 2018, the Company announced that its board of directors had authorized the Company to repurchase up to $25,000,000 of the Company’s outstanding common stock in open market transactions or through privately negotiated transactions. During the six months ended June 30, 2019, the company repurchased into treasury stock 838,141 shares at an average price of $29.74 for a total of $24,930,000, which effectively completed its previously announced $25,000,000 repurchase program. On July 17, 2019, the Company’s board of directors authorized the Company to repurchase up to an additional $25,000,000 of the Company’s outstanding common stock. During the three months ended September 30, 2019, the Company repurchased into treasury stock 850,093 shares at an average price of $29.38 for a total of $24,972,000, which effectively completed its previously announced $25,000,000 repurchase program. During the nine months ended September 30, 2019, the Company repurchased into treasury stock 1,688,234 shares at an average price of $29.56 for a total of $49,902,000. No repurchases were made under this program during the nine months ended September 30, 2018.

On October 16, 2019 the Company’s board of directors authorized the Company to repurchase up to an additional $50,000,000 of the Company’s outstanding common stock.  The Company may repurchase these shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion.  The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors.  This repurchase program is authorized for a period of up to one year and does not require the Company to repurchase any specific number of shares.  The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion.

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

There were no preferred shares issued or outstanding at December 31, 2018 or September 30, 2019.

NOTE 13 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $1,058,000 and $2,794,000 for the three and nine months ended September 30, 2019, respectively, and $913,000 and $1,966,000 for the three and nine months ended September 30, 2018, respectively.

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

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2019 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2019	101,213	$31.47
Granted	104,413	30.88
Vested	(48,675)	29.29
Forfeited	(7,926)	29.56
Nonvested at September 30, 2019	149,025	$31.87

RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2019, there was $2,972,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 3.19 years.

Restricted Stock Units

A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2019 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Shares	Fair Value
Nonvested at January 1, 2019	59,658	$38.75
Granted	—	—
Vested	—	—
Forfeited	(4,430)	38.75
Nonvested at September 30, 2019	55,228	$38.75

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2019, there was $1,501,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 3.59 years.

Performance Stock Units

A summary of changes in the Company’s nonvested Performance Stock Units (“PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2019 were as follows:

		Weighted-Average
		Grant-Date
Nonvested PSUs	Shares	Fair Value
Nonvested at January 1, 2019	59,658	$38.57
Granted	12,479	33.91
Vested	—	—
Forfeited	(4,430)	38.57
Nonvested at September 30, 2019	67,707	$37.71

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

As of September 30, 2019, there was $1,859,000 of unrecognized compensation cost related to the nonvested PSUs. The cost is expected to be recognized over a remaining period of 3.39 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the nine months ended September 30, 2019 were as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2019	231,467	$23.43
Granted	19,285	31.00
Exercised	(12,353)	18.20
Forfeited or expired	(11,845)	27.32
Outstanding at September 30, 2019	226,554	$24.16	7.38	$2,079

Fully vested shares and shares expected to vest at September 30, 2019	226,554	$24.16	7.38	$2,079

Shares exercisable at September 30, 2019	120,036	$20.35	6.84	$1,472

Information related to the stock options for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018
Aggregate intrinsic value of options exercised	$148	$59
Cash received from option exercises	—	—
Tax benefit realized from option exercises	31	12
Weighted average fair value per share of options granted	$10.03	$13.22

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

As of September 30, 2019, there was $454,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.69 years.

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

NOTE 14 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Basic
Net income to common stockholders	$14,317	$8,975	$41,835	$33,045
Weighted average common shares outstanding	25,621,054	26,178,194	26,228,499	24,159,543
Basic earnings per common share	$0.56	$0.34	$1.60	$1.37
Diluted
Net income to common stockholders	$14,317	$8,975	$41,835	$33,045
Dilutive effect of preferred stock	—	195	—	578
Net income to common stockholders - diluted	$14,317	$9,170	$41,835	$33,623
Weighted average common shares outstanding	25,621,054	26,178,194	26,228,499	24,159,543
Dilutive effects of:
Assumed conversion of Preferred A	—	315,773	—	315,773
Assumed conversion of Preferred B	—	354,471	—	354,471
Assumed exercises of stock options	60,068	90,320	61,054	86,728
Restricted stock awards	45,631	45,796	40,572	55,087
Restricted stock units	3,045	7,276	57	2,706
Performance stock units	4,673	—	1,558	—
Average shares and dilutive potential common shares	25,734,471	26,991,830	26,331,740	24,974,308
Diluted earnings per common share	$0.56	$0.34	$1.59	$1.35

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares assumed to be converted from Preferred Stock Series A	—	—	—	—
Shares assumed to be converted from Preferred Stock Series B	—	—	—	—
Stock options	67,023	51,952	67,023	51,952
Restricted stock awards	3,209	14,513	3,209	14,513
Restricted stock units	—	—	54,077	—
Performance stock units	55,228	59,658	55,228	59,658

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

(Dollars in thousands)
Three Months Ended September 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$54,266	$24,869	$280	$79,415
Intersegment interest allocations	2,918	(2,918)	—	—
Total interest expense	13,091	—	1,559	14,650
Net interest income (expense)	44,093	21,951	(1,279)	64,765
Provision for loan losses	2,019	846	—	2,865
Net interest income after provision	42,074	21,105	(1,279)	61,900
Noninterest income	6,401	1,291	50	7,742
Noninterest expense	38,371	12,792	990	52,153
Operating income (loss)	$10,104	$9,604	$(2,219)	$17,489

(Dollars in thousands)
Three Months Ended September 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$43,769	$27,420	$570	$71,759
Intersegment interest allocations	6,289	(6,289)	—	—
Total interest expense	8,426	—	1,551	9,977
Net interest income (expense)	41,632	21,131	(981)	61,782
Provision for loan losses	6,774	41	(12)	6,803
Net interest income after provision	34,858	21,090	(969)	54,979
Noninterest income	4,991	942	126	6,059
Noninterest expense	33,507	12,902	2,537	48,946
Operating income (loss)	$6,342	$9,130	$(3,380)	$12,092

(Dollars in thousands)
Nine Months Ended September 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$155,645	$73,435	$902	$229,982
Intersegment interest allocations	8,188	(8,188)	—	—
Total interest expense	35,746	—	4,741	40,487
Net interest income (expense)	128,087	65,247	(3,839)	189,495
Provision for loan losses	5,847	1,789	(76)	7,560
Net interest income after provision	122,240	63,458	(3,763)	181,935
Noninterest income	19,150	3,572	181	22,903
Noninterest expense	109,406	39,340	2,677	151,423
Operating income (loss)	$31,984	$27,690	$(6,259)	$53,415

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)
Nine Months Ended September 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$123,050	$62,514	$1,562	$187,126
Intersegment interest allocations	13,377	(13,377)	—	—
Total interest expense	20,421	—	4,536	24,957
Net interest income (expense)	116,006	49,137	(2,974)	162,169
Provision for loan losses	10,510	3,747	—	14,257
Net interest income after provision	105,496	45,390	(2,974)	147,912
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	12,612	2,452	41	15,105
Noninterest expense	86,446	30,067	3,878	120,391
Operating income (loss)	$32,733	$17,775	$(6,811)	$43,697

(Dollars in thousands)
September 30, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,959,797	$646,510	$728,887	$(1,295,497)	$5,039,697
Gross loans	$4,127,709	$562,009	$1,537	$(481,838)	$4,209,417

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our traditional banking offerings include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include factoring, asset-based lending, and equipment lending products offered on a nationwide basis. Our national lending product lines provide further asset base diversification and include mortgage warehouse, liquid credit, and premium finance offered on a nationwide basis. As of September 30, 2019, we had consolidated total assets of $5.040 billion, total loans held for investment of $4.209 billion, total deposits of $3.698 billion and total stockholders’ equity of $633.7 million.

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio. These products include our factoring services, provided principally in the transportation sector, and our asset-based lending and equipment finance products. Year to date, our aggregate outstanding balances for these products has increased $92.2 million, or 7.8%, to $1.276 billion as of September 30, 2019, due to organic growth. The following table sets forth our commercial finance product lines:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Commercial finance
Commercial - Equipment	$429,412	$352,037
Commercial - Asset-based lending	247,026	214,110
Factored receivables	599,651	617,791
Total commercial finance loans	$1,276,089	$1,183,938

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

	September 30,	December 31,
(Dollars in thousands)	2019	2018
National lending
Mortgage warehouse	$587,697	$313,664
Commercial - Liquid credit	37,386	963
Commercial - Premium finance	101,562	72,302
Total national lending loans	$726,645	$386,929

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. We have determined our reportable segments are Banking, Factoring, and Corporate. For the nine months ended September 30, 2019, our Banking segment generated 69% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 30% of our total revenue, and our Corporate segment generated 1% of our total revenue.

Third Quarter 2019 Overview

Net income available to common stockholders for the three months ended September 30, 2019 was $14.3 million, or $0.56 per diluted share, compared to net income available to common stockholders for the three months ended September 30, 2018 of $9.0 million, or $0.34 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, adjusted net income to common stockholders was $13.5 million, or $0.51 per diluted share, for the three months ended September 30, 2018. There were no merger and acquisition related activities during the three months ended September 30, 2019. For the three months ended September 30, 2019, our return on average common equity was 8.79% and our return on average assets was 1.17%.

Net income available to common stockholders for the nine months ended September 30, 2019 was $41.8 million, or $1.59 per diluted share, compared to net income available to common stockholders for the nine months ended September 30, 2018 of $33.0 million, or $1.35 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $37.5 million, or $1.53 per diluted share, for the nine months ended September 30, 2018. There were no merger and acquisition related activities during the nine months ended September 30, 2019. For the nine months ended September 30, 2019, our return on average common equity was 8.63% and our return on average assets was 1.20%.

At September 30, 2019, we had total assets of $5.040 billion, including gross loans of $4.209 billion, compared to $4.560 billion of total assets and $3.609 billion of gross loans at December 31, 2018. Organic loan growth totaled $600.8 million during the nine months ended September 30, 2019. Our commercial finance product lines increased from $1.184 billion in aggregate as of December 31, 2018 to $1.276 billion as of September 30, 2019, an increase of 7.8%, and constitute 30% of our total loan portfolio at September 30, 2019. Our national lending lines increased from $386.9 million in aggregate as of December 31, 2018 to $726.6 million as of September 30, 2019, an increase of 87.8%, and constitute 17% of our total loan portfolio at September 30, 2019. Our community bank lending lines increased from $2.038 billion in aggregate as of December 31, 2018 to $2.207 billion as of September 30, 2019, an increase of 8.3%, and constitute 53% of our total loan portfolio at September 30, 2019.

At September 30, 2019, we had total liabilities of $4.406 billion, including total deposits of $3.698 billion, compared to $3.923 billion of total liabilities and $3.450 billion of total deposits at December 31, 2018. Deposits increased $247.5 million during the nine months ended September 30, 2019.

At September 30, 2019, we had total stockholders' equity of $633.7 million. During the nine months ended September 30, 2019, total stockholders’ equity decreased $2.9 million, primarily due to common stock repurchased during the period, offset in part by our net income for the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 10.08% and 11.79%, respectively, at September 30, 2019.

At September 30, 2019, there were 163 clients utilizing the TriumphPay platform, which is an increase of 17 clients, or 11.6% for the three months ended September 30, 2019 and an increase of 50 clients, or 44.2% for the nine months ended September 30, 2019. For the three months ended September 30, 2019, TriumphPay processed 168,562 invoices paying 30,333 distinct carriers a total of $190.3 million. For the nine months ended September 30, 2019, TriumphPay processed 432,362 invoices paying 50,243 distinct carriers a total of $500.1 million.

2019 Items of Note

Warehouse Solutions, Inc. Investment

In October 2019, TBK Bank signed a definitive agreement to make a minority equity investment of $8 million in Warehouse Solutions, Inc. (“WSI”).  WSI provides technology solutions to help reduce supply chain costs for a global client base across multiple industries.

Stock Repurchase Program

On October 29, 2018, we announced that our board of directors had authorized us to repurchase up to $25.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions. No repurchases were made under this program during the year ended December 31, 2018; however, during the six months ended June 30, 2019, we repurchased into treasury stock 838,141 shares at an average price of $29.74 for a total of $24.9 million, which effectively completed our previously announced $25.0 million repurchase program. On July 17, 2019, our board of directors authorized us to repurchase up to an additional $25.0 million of our outstanding common stock. During the three months ended September 30, 2019, we repurchased into treasury stock 850,093 shares at an average price of $29.38 for a total of $25.0 million, which effectively completed our previously announced $25.0 million repurchase program. During the nine months ended September 30, 2019, we repurchased into treasury stock 1,688,234 shares at an average price of $29.56 for a total of $49.9 million.

On October 16, 2019 our board of directors authorized us to repurchase up to an additional $50.0 million of our outstanding common stock.  We may repurchase these shares from time to time in open market transactions or through privately negotiated transactions at our discretion.  The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of our common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors.  This repurchase program is authorized for a period of up to one year and does not require us to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at our discretion.

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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Income Statement Data:
Interest income	$79,415	$71,759	$229,982	$187,126
Interest expense	14,650	9,977	40,487	24,957
Net interest income	64,765	61,782	189,495	162,169
Provision for loan losses	2,865	6,803	7,560	14,257
Net interest income after provision	61,900	54,979	181,935	147,912
Gain on sale of subsidiary or division	—	—	—	1,071
Other noninterest income	7,742	6,059	22,903	15,105
Noninterest income	7,742	6,059	22,903	16,176
Noninterest expense	52,153	48,946	151,423	120,391
Net income before income taxes	17,489	12,092	53,415	43,697
Income tax expense	3,172	2,922	11,580	10,074
Net income	14,317	9,170	41,835	33,623
Dividends on preferred stock	—	(195)	—	(578)
Net income available to common stockholders	$14,317	$8,975	$41,835	$33,045

Per Share Data:
Basic earnings per common share	$0.56	$0.34	$1.60	$1.37
Diluted earnings per common share	$0.56	$0.34	$1.59	$1.35
Weighted average shares outstanding - basic	25,621,054	26,178,194	26,228,499	24,159,543
Weighted average shares outstanding - diluted	25,734,471	26,991,830	26,331,740	24,974,308

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.56	$0.51	$1.59	$1.53
Adjusted weighted average shares outstanding - diluted	25,734,471	26,991,830	26,331,740	24,974,308

Performance ratios - Annualized:
Return on average assets	1.17%	0.90%	1.20%	1.21%
Return on average total equity	8.79%	5.88%	8.63%	8.40%
Return on average common equity	8.79%	5.85%	8.63%	8.41%
Return on average tangible common equity (1)	12.56%	7.57%	12.38%	10.27%
Yield on loans(2)	7.63%	8.33%	7.85%	8.05%
Cost of interest bearing deposits	1.49%	1.08%	1.39%	0.96%
Cost of total deposits	1.19%	0.85%	1.11%	0.76%
Cost of total funds	1.41%	1.16%	1.36%	1.06%
Net interest margin(2)	5.85%	6.59%	5.99%	6.35%
Efficiency ratio	71.93%	72.15%	71.29%	67.50%
Adjusted efficiency ratio (1)	71.93%	63.49%	71.29%	63.98%
Net noninterest expense to average assets	3.64%	4.19%	3.67%	3.76%
Adjusted net noninterest expense to average assets (1)	3.64%	3.62%	3.67%	3.55%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2019	2018
Balance Sheet Data:
Total assets	$5,039,697	$4,559,779
Cash and cash equivalents	115,043	234,939
Investment securities	316,977	349,954
Loans held for investment, net	4,177,522	3,581,073
Total liabilities	4,406,004	3,923,172
Noninterest bearing deposits	754,233	724,527
Interest bearing deposits	2,943,600	2,725,822
FHLB advances	530,000	330,000
Subordinated notes	49,010	48,929
Junior subordinated debentures	39,443	39,083
Total stockholders’ equity	633,693	636,607

Per Share Data:
Book value per share	$24.99	$23.62
Tangible book value per share (1)	$17.40	$16.22
Shares outstanding end of period	25,357,985	26,949,936

Asset Quality ratios(3):
Past due to total loans	2.47%	2.41%
Nonperforming loans to total loans	1.00%	1.00%
Nonperforming assets to total assets	0.91%	0.84%
ALLL to nonperforming loans	75.58%	76.47%
ALLL to total loans	0.76%	0.76%
Net charge-offs to average loans(4)	0.09%	0.23%

Capital ratios:
Tier 1 capital to average assets	10.37%	11.08%
Tier 1 capital to risk-weighted assets	10.08%	11.49%
Common equity Tier 1 capital to risk-weighted assets	9.26%	10.55%
Total capital to risk-weighted assets	11.79%	13.35%
Total stockholders' equity to total assets	12.57%	13.96%
Tangible common stockholders' equity ratio (1)	9.10%	10.03%

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

(2)	Performance ratios include discount accretion on purchased loans for the periods presented as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Loan discount accretion	$1,159	$1,271	$4,013	$6,884
(3)	Asset quality ratios exclude loans held for sale.
(4)	Net charge-offs to average loans ratios are for the nine months ended September 30, 2019 and the year ended December 31, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net income available to common stockholders	$14,317	$8,975	$41,835	$33,045
Transaction costs	—	5,871	—	6,965
Gain on sale of subsidiary or division	—	—	—	(1,071)
Tax effect of adjustments	—	(1,392)	—	(1,401)
Adjusted net income available to common stockholders	$14,317	$13,454	$41,835	$37,538
Dilutive effect of convertible preferred stock	—	195	—	578
Adjusted net income available to common stockholders - diluted	$14,317	$13,649	$41,835	$38,116

Weighted average shares outstanding - diluted	25,734,471	26,991,830	26,331,740	24,974,308
Adjusted effects of assumed preferred stock conversion	—	—	—	—
Adjusted weighted average shares outstanding - diluted	25,734,471	26,991,830	26,331,740	24,974,308
Adjusted diluted earnings per common share	$0.56	$0.51	$1.59	$1.53

Average total stockholders' equity	$646,041	$618,683	$647,787	$534,958
Average preferred stock liquidation preference	—	(9,658)	—	(9,658)
Average total common stockholders' equity	646,041	609,025	647,787	525,300
Average goodwill and other intangibles	193,765	138,472	196,035	95,220
Average tangible common equity	$452,276	$470,553	$451,752	$430,080

Net income available to common stockholders	$14,317	$8,975	$41,835	$33,045
Average tangible common equity	452,276	470,553	451,752	430,080
Return on average tangible common equity	12.56%	7.57%	12.38%	10.27%

Adjusted efficiency ratio:
Net interest income	$64,765	$61,782	$189,495	$162,169
Noninterest income	7,742	6,059	22,903	16,176
Operating revenue	72,507	67,841	212,398	178,345
Gain on sale of subsidiary or division	—	—	—	(1,071)
Adjusted operating revenue	$72,507	$67,841	$212,398	$177,274

Total noninterest expense	$52,153	$48,946	$151,423	$120,391
Transaction costs	—	(5,871)	—	(6,965)
Adjusted noninterest expense	$52,153	$43,075	$151,423	$113,426
Adjusted efficiency ratio	71.93%	63.49%	71.29%	63.98%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$52,153	$48,946	$151,423	$120,391
Transaction costs	—	(5,871)	—	(6,965)
Adjusted noninterest expense	$52,153	$43,075	$151,423	$113,426

Total noninterest income	$7,742	$6,059	$22,903	$16,176
Gain on sale of subsidiary or division	—	—	—	(1,071)
Adjusted noninterest income	7,742	6,059	22,903	15,105
Adjusted net noninterest expenses	$44,411	$37,016	$128,520	$98,321
Average total assets	4,840,540	4,060,560	4,680,234	3,702,513
Adjusted net noninterest expense to average assets ratio	3.64%	3.62%	3.67%	3.55%

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2019	2018
Total stockholders' equity	$633,693	$636,607
Goodwill and other intangibles	(192,440)	(199,417)
Tangible common stockholders' equity	$441,253	$437,190
Common shares outstanding	25,357,985	26,949,936
Tangible book value per share	$17.40	$16.22

Total assets at end of period	$5,039,697	$4,559,779
Goodwill and other intangibles	(192,440)	(199,417)
Tangible assets at period end	$4,847,257	$4,360,362
Tangible common stockholders' equity ratio	9.10%	10.03%

Results of Operations

Three months ended September 30, 2019 compared with three months ended September 30, 2018.

Net Income

We earned net income of $14.3 million for the three months ended September 30, 2019 compared to $9.2 million for the three months ended September 30, 2018, an increase of $5.1 million.

As discussed in the Third Quarter 2019 Overview above, there were no merger and acquisition related activities during the three months ended September 30, 2019 and therefore, no adjustments were made to net income to arrive at an adjusted net income for the period. The results for the three months ended September 30, 2018 include the results of operations of the assets acquired from FBD and SCC since the September 8, 2018 acquisition date and were impacted by $5.9 million of transaction costs  associated with the acquisitions included in noninterest expense. Excluding the transaction costs, net of taxes, we earned adjusted net income of $13.6 million for the three months ended September 30, 2018 compared to $14.3 million for the three months ended September 30, 2019, an increase of $0.7 million. The adjusted increase was primarily the result of a $3.0 million increase in net interest income, a $3.9 million decrease in provision for loan losses, a $1.7 million increase in noninterest income, and a $1.2 million decrease in adjusted income tax expense offset in part by a $9.1 million increase in adjusted noninterest expense.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended September 30,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$104,569	$603	2.29%	$156,876	$865	2.19%
Taxable securities	278,878	2,495	3.55%	183,238	1,207	2.61%
Tax-exempt securities	48,685	289	2.36%	66,208	344	2.06%
FHLB and other restricted stock	19,698	209	4.21%	20,984	147	2.78%
Loans (1)	3,943,723	75,819	7.63%	3,293,719	69,196	8.33%
Total interest earning assets	4,395,553	79,415	7.17%	3,721,025	71,759	7.65%
Noninterest earning assets:
Cash and cash equivalents	75,869			69,875
Other noninterest earning assets	369,118			269,660
Total assets	$4,840,540			$4,060,560
Interest bearing liabilities:
Deposits:
Interest bearing demand	$585,706	$355	0.24%	$418,226	$200	0.19%
Individual retirement accounts	110,049	454	1.64%	105,774	339	1.27%
Money market	416,526	1,406	1.34%	303,843	594	0.78%
Savings	359,169	117	0.13%	272,230	60	0.09%
Certificates of deposit	1,113,006	6,588	2.35%	793,685	3,068	1.53%
Brokered deposits	352,430	2,116	2.38%	384,337	1,958	2.02%
Total interest bearing deposits	2,936,886	11,036	1.49%	2,278,095	6,219	1.08%
Subordinated notes	48,994	840	6.80%	48,890	837	6.79%
Junior subordinated debentures	39,364	719	7.25%	38,905	714	7.28%
Other borrowings	364,950	2,055	2.23%	425,781	2,207	2.06%
Total interest bearing liabilities	3,390,194	14,650	1.71%	2,791,671	9,977	1.42%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	735,527			608,245
Other liabilities	68,778			41,961
Total equity	646,041			618,683
Total liabilities and equity	$4,840,540			$4,060,560
Net interest income		$64,765			$61,782
Interest spread (2)			5.46%			6.23%
Net interest margin (3)			5.85%			6.59%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

The following table presents loan yields earned on our community banking, commercial finance, and national lending loan portfolios:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018
Average community banking	$2,193,533	$1,748,936
Average commercial finance	1,208,823	1,184,064
Average national lending	541,367	360,719
Average total loans	$3,943,723	$3,293,719
Community banking yield	5.79%	5.75%
Commercial finance yield	12.31%	13.00%
National lending yield	4.63%	5.54%
Total loan yield	7.63%	8.33%

We earned net interest income of $64.8 million for the three months ended September 30, 2019 compared to $61.8 million for the three months ended September 30, 2018, an increase of $3.0 million, or 4.9%, primarily driven by the following factors.

Interest income increased $7.7 million, or 10.7%, as a result of an increase in average interest earning assets of $674.5 million, or 18.1%, which was attributable to the impact of the FBD and SCC acquisitions which closed during the last month of the third quarter of 2018 and contributed $287.8 million of loans and $270.7 million of securities. Additional interest income also resulted from organic growth in our loan portfolio. The average balance of our higher yielding commercial finance loans increased $24.7 million, or 2.1%, from $1.184 billion for the three months ended September 30, 2018 to $1.209 billion for the three months ended September 30, 2019. Our average mortgage warehouse lending balance was $417.2 million for the three months ended September 30, 2019 compared to $289.7 million for the three months ended September 30, 2018. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $1.2 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively.

Interest expense increased $4.7 million, or 46.8%, as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $658.8 million, or 28.9%, primarily due to $674.7 million of customer deposits assumed in the FBD and SCC acquisitions. Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit as these higher cost deposit products were used to fund our growth period over period. We decreased our use of brokered deposits and other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the decrease in the average balance was offset by an increase in average rate.

Net interest margin decreased to 5.85% for the three months ended September 30, 2019 from 6.59% for the three months ended September 30, 2018, a decrease of 74 basis points or 11.2%.

Our net interest margin was impacted by a decrease in our yield on interest earning assets of 48 basis points to 7.17% for the three months ended September 30, 2019. This decrease was driven by a change in the overall mix within our loan portfolio period over period which drove a 70 basis point reduction in our loan yield to 7.63% for the same period. Our higher yielding average commercial finance products as a percentage of the total loan portfolio decreased from 36.0% for the three months ended September 30, 2018 to 30.7% for the three months ended September 30, 2019 contributing to the overall decrease in yield on our loan portfolio. Average factored receivables as a percentage of the total commercial finance portfolio also decreased from 50.6% at September 30, 2018 to 47.9% at September 30, 2019. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 79% at September 30, 2019 compared to 78% at September 30, 2018. Yields on all non-loan interest earning assets increased slightly period over period partially offset the impact in decreased loan yield.

The decrease in our net interest margin was also impacted by an increase in our average cost of interest bearing liabilities of 29 basis points. This increase was caused by an increased use of higher rate certificates of deposit to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as well as brokered deposits resulting from higher interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Three Months Ended
	September 30, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$40	$(302)	$(262)
Taxable securities	432	856	1,288
Tax-exempt securities	49	(104)	(55)
FHLB and other restricted stock	76	(14)	62
Loans	(5,873)	12,496	6,623
Total interest income	(5,276)	12,932	7,656
Interest bearing liabilities:
Interest bearing demand	53	102	155
Individual retirement accounts	97	18	115
Money market	432	380	812
Savings	29	28	57
Certificates of deposit	1,630	1,890	3,520
Brokered deposits	350	(192)	158
Total interest bearing deposits	2,591	2,226	4,817
Subordinated notes	1	2	3
Junior subordinated debentures	(3)	8	5
Other borrowings	191	(343)	(152)
Total interest expense	2,780	1,893	4,673
Change in net interest income	$(8,056)	$11,039	$2,983

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

Our ALLL was $31.9 million as of September 30, 2019 versus $27.6 million as of December 31, 2018, representing an ALLL to total loans ratio of 0.76% and 0.76% respectively.

Our provision for loan losses was $2.9 million for the three months ended September 30, 2019 compared to $6.8 million for the three months ended September 30, 2018, a decrease of $3.9 million, or 57.4%.

The decrease in provision for loan losses was the result of decreased net charge-offs and more stable reserve rates during the three months ended September 30, 2019 compared to the same period of 2018. Net charge-offs decreased $3.7 million from $4.1 million during the three months ended September 30, 2018 to $0.4 for the same period of 2019. Approximately $0.3 million and $0.7 million of the charge-offs for the three months ended September 30, 2019 and 2018, respectively, had specific reserves previously recorded. Charge-offs were elevated during the three months ended September 30, 2018, due to a $4.0 million charge-off on a single asset based lending relationship that resulted from fraudulent conduct believed to be perpetrated by one or more employees of the borrower. In addition, the charge-off resulted in an increase in the estimated rate of the allowance for loan loss reserves recorded against the remaining asset based lending portfolio for the three months ended September 30, 2018. Slightly offsetting the decrease in provision for loan loss period over period was an increase in net new specific reserves of $0.7 million from $0.5 million for the three months ended September 30, 2018 to $1.2 million for the same period of 2019.

Noninterest Income

The following table presents our major categories of noninterest income:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Service charges on deposits	$1,937	$1,412	$525	37.2%
Card income	2,015	1,877	138	7.4%
Net OREO gains (losses) and valuation adjustments	(56)	65	(121)	(186.2%)
Net gains (losses) on sale of securities	19	—	19	100.0%
Fee income	1,624	1,593	31	1.9%
Insurance commissions	1,247	1,113	134	12.0%
Other	956	(1)	957	N/M
Total noninterest income	$7,742	$6,059	$1,683	27.8%

Noninterest income increased $1.7 million, or 27.8%. Changes in selected components of noninterest income in the above table are discussed below.

•

Service charges on deposits. Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased $0.5 million, or 37.2%, primarily due to additional service charges associated with the increase in customer deposits due to the FBD and SCC acquisitions and organic growth in deposits.

•

Card Income. Debit and credit card income increased $0.1 million, or 7.4%, primarily due to additional customer debit and credit card activity associated with the increase in issued cards resulting from the FBD and SCC acquisitions as well as cards issued to existing customers. This increase was offset by a $0.4 million incentive payment from our debit card provider for the achievement of certain growth goals recognized during the three months ended September 30, 2018. No such incentive payment was recorded during the three months ended September 30, 2019.

•

Other. Other noninterest income, consisting of income associated with bank-owned life insurance and other miscellaneous activities, increased $1.0 million primarily due to increased operations resulting from acquisition and organic growth. During the three months ended September 30, 2018, other noninterest income was reduced by a $0.5 million increase in the liability for contingent consideration related to the acquisition of ICC and a $0.3 million write-down on signage and other assets related to rebranding of Triumph Community Bank to our standardized TBK Bank brand. There were no significant items within in the components of other noninterest income during the three months ended September 30, 2019.

Noninterest Expense

The following table presents our major categories of noninterest expense:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$28,717	$24,695	$4,022	16.3%
Occupancy, furniture and equipment	4,505	3,553	952	26.8%
FDIC insurance and other regulatory assessments	(2)	363	(365)	(100.6%)
Professional fees	1,969	3,384	(1,415)	(41.8%)
Amortization of intangible assets	2,228	2,064	164	7.9%
Advertising and promotion	1,379	1,609	(230)	(14.3%)
Communications and technology	5,382	7,252	(1,870)	(25.8%)
Travel and entertainment	1,350	1,168	182	15.6%
Other	6,625	4,858	1,767	36.4%
Total noninterest expense	$52,153	$48,946	$3,207	6.6%

Noninterest expense increased $3.2 million, or 6.6%. Noninterest expense for the three months ended September 30, 2018 was impacted by $5.9 million of transaction costs associated with the FBD and SCC acquisitions. Excluding the FBD and SCC transaction costs, we incurred adjusted noninterest expense of $43.0 million for the three months ended September 30, 2018, resulting in an adjusted net increase in noninterest expense of $9.2 million, or 21.4%, period over period. Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $4.0 million, or 16.3%, which is primarily due to an increase in the total size of our workforce between these periods as our average full-time equivalent employees were 1,104.7 and 1,023.3 for the three months ended September 30, 2019 and 2018, respectively. Sources of this increased headcount were primarily employees added through the FBD and SCC acquisitions. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.0 million, or 26.8%, primarily due to a full quarter of expenses associated with the infrastructure and facilities added through the FBD and SCC acquisitions.

•

FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments decreased $0.4 million, or 100.6% due to the application of a $0.3 million small bank credit by the FDIC during the three months ended September 30, 2019.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, decreased $1.4 million, or 41.8%, primarily due to $1.4 million of professional fees incurred in connection with the FBD and SCC acquisitions during the three months ended September 30, 2018.

•

Communications and Technology. Communications and technology expenses decreased $1.9 million, or 25.8%, primarily as a result of $3.1 million in information technology deconversion and termination fees related to our acquisition of FBD and SCC that were recognized during the three months ended September 30, 2018. Partially offsetting this decrease was increased communications and technology expenses related to our increased usage and transaction volumes resulting from the FBD, SCC and ICC acquisitions as well as growth in our organic operations.

•

Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, business travel and subscription services. Other noninterest expense increased $1.8 million, or 36.4%, primarily due to increased operations resulting from the FBD and SCC acquisitions as well as organic growth in the business. There were no significant increases or decreases in the individual components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense increased $0.3 million, or 10.3%, from $2.9 million for the three months ended September 30, 2018 to $3.2 million for the three months ended September 30, 2019. The effective tax rate was 18% for the three months ended September 30, 2019, compared to 24% for the three months ended September 30, 2018. The decrease in the effective tax rate period over period is principally due to an income tax benefit of approximately $0.8 million related to changes in the sourcing location of income and other items during the three months ended September 30, 2019.

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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended September 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$54,266	$24,869	$280	$79,415
Intersegment interest allocations	2,918	(2,918)	—	—
Total interest expense	13,091	—	1,559	14,650
Net interest income (expense)	44,093	21,951	(1,279)	64,765
Provision for loan losses	2,019	846	—	2,865
Net interest income after provision	42,074	21,105	(1,279)	61,900
Noninterest income	6,401	1,291	50	7,742
Noninterest expense	38,371	12,792	990	52,153
Operating income (loss)	$10,104	$9,604	$(2,219)	$17,489

(Dollars in thousands)
Three Months Ended September 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$43,769	$27,420	$570	$71,759
Intersegment interest allocations	6,289	(6,289)	—	—
Total interest expense	8,426	—	1,551	9,977
Net interest income (expense)	41,632	21,131	(981)	61,782
Provision for loan losses	6,774	41	(12)	6,803
Net interest income after provision	34,858	21,090	(969)	54,979
Noninterest income	4,991	942	126	6,059
Noninterest expense	33,507	12,902	2,537	48,946
Operating income (loss)	$6,342	$9,130	$(3,380)	$12,092

(Dollars in thousands)
September 30, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,959,797	$646,510	$728,887	$(1,295,497)	$5,039,697
Gross loans	$4,127,709	$562,009	$1,537	$(481,838)	$4,209,417

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

Banking

(Dollars in thousands)	Three Months Ended September 30,
Banking	2019	2018	$ Change	% Change
Total interest income	$54,266	$43,769	$10,497	24.0%
Intersegment interest allocations	2,918	6,289	(3,371)	(53.6%)
Total interest expense	13,091	8,426	4,665	55.4%
Net interest income (expense)	44,093	41,632	2,461	5.9%
Provision for loan losses	2,019	6,774	(4,755)	(70.2%)
Net interest income (expense) after provision	42,074	34,858	7,216	20.7%
Noninterest income	6,401	4,991	1,410	28.3%
Noninterest expense	38,371	33,507	4,864	14.5%
Operating income (loss)	$10,104	$6,342	$3,762	59.3%

Our Banking segment’s operating income increased $3.8 million, or 59.3%.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products and general commercial loans. In addition, we acquired a combined $287.8 million of loans and $270.7 million of investment securities in our Banking segment as part of the FBD and SCC acquisitions which closed during the last month of the third quarter of 2018. Average loans in our Banking segment increased 20.7% from $3.206 billion for the three months ended September 30, 2018 to $3.869 billion for the three months ended September 30, 2019.

Interest expense increased primarily as a result of higher average rates and growth in average customer deposits and other borrowings due to a combined $674.7 million of customer deposits assumed in the FBD and SCC acquisitions.  Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit as these higher cost deposit products were used to fund our growth period over period. We decreased our use of brokered deposits and other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the decrease in the average balance was offset by an increase in average rate.

The decrease in provision for loan losses was the result of decreased net charge-offs and more stable reserve rates during the three months ended September 30, 2019 at our Banking segment compared to the same period of 2018. Net charge-offs decreased $3.5 million from $3.9 million during the three months ended September 30, 2018 to $0.4 for the same period of 2019. Approximately $0.1 million and $0.7 million of the charge-offs for the three months ended September 30, 2019 and 2018, respectively, had specific reserves previously recorded. Charge-offs were elevated at our banking segment during the three months ended September 30, 2018, due to the $4.0 million charge-off on a single asset based lending relationship discussed in the Provision section above. The charge-off resulted in an increase in the estimated rate of the allowance for loan loss reserves recorded against the remaining asset based lending portfolio for the three months ended September 30, 2018. Slightly offsetting the decrease in provision for loan loss period over period was an increase in net new specific reserves of $0.2 million from $0.1 million for the three months ended September 30, 2018 to $0.3 million for the same period of 2019. Additionally, loans in our Banking segment grew at a faster pace for the three months ended September 30, 2019 compared to the same period in 2018 which, when combined with changes in the mix of our portfolio and loss factors used partially offset the decrease in our provision for loan losses in the current period.

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

Factoring

(Dollars in thousands)	Three Months Ended September 30,
Factoring	2019	2018	$ Change	% Change
Total interest income	$24,869	$27,420	$(2,551)	(9.3%)
Intersegment interest allocations	(2,918)	(6,289)	3,371	53.6%
Total interest expense	—	—	—	—
Net interest income (expense)	21,951	21,131	820	3.9%
Provision for loan losses	846	41	805	1963.4%
Net interest income (expense) after provision	21,105	21,090	15	0.1%
Noninterest income	1,291	942	349	37.0%
Noninterest expense	12,792	12,902	(110)	(0.9%)
Operating income (loss)	$9,604	$9,130	$474	5.2%

	Three Months Ended September 30,
	2019	2018
Factored receivable period end balance	$562,009,000	$579,985,000
Yield on average receivable balance	18.23%	18.96%
Rolling twelve quarter annual charge-off rate	0.36%	0.38%
Factored receivables - transportation concentration	83%	83%

Interest income, including fees	$24,869,000	$27,420,000
Non-interest income	1,291,000	942,000
Factored receivable total revenue	26,160,000	28,362,000
Average net funds employed	494,198,000	525,499,000
Yield on average net funds employed	21.00%	21.41%

Accounts receivable purchased	$1,450,905,000	$1,503,049,000
Number of invoices purchased	890,986	836,771
Average invoice size	$1,628	$1,796
Average invoice size - transportation	$1,497	$1,666
Average invoice size - non-transportation	$3,467	$3,267

Net new clients	16	422
Period end clients	6,471	5,932

Our Factoring segment’s operating income increased $0.5 million, or 5.2%.

Our average invoice size decreased 9.4% from $1,796 for the three months ended September 30, 2018 to $1,628 for the three months ended September 30, 2019, while the number of invoices purchased increased 6.5% period over period.

Net interest income increased primarily due to a $3.4 million decrease in the interest expense allocated to our Factoring segment. Prior to 2019, intersegment interest was calculated based on the Company’s prime rate. Beginning in 2019, intersegment interest expense is allocated to the Factoring segment based on lower Federal Home Loan Bank advance rates which contributed to the increase in net interest income. Interest income at our factoring segment decreased primarily due to a 6.0% decrease in overall average net funds employed in the third quarter of 2019 compared to the third quarter of 2018. Net funds employed represent factored receivable balances net of customer reserves.  We hold customer reserves to settle any payment disputes or collection shortfalls.  They may be also be used to pay customers’ obligations to various third parties as directed by the customer or periodically released to or withdrawn by customers. Customer reserves are reported as deposits in our consolidated balance sheet. The decrease in average NFE was the result of a 9.4% decrease in average invoice size reflecting what the Company believes to be a decrease in transportation demand during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to a combination of macroeconomic factors that caused record demand in the transportation sector in 2018. Demand appears to have settled into a more traditional pattern throughout 2019. These macroeconomic factors influenced invoice prices and utilization, both of which impact NFE and period end balances in our factoring portfolio. These macroeconomic circumstances are evidenced by an increase in the number of invoices purchased by our Factoring segment during the three months ended September 30, 2019 compared to the same period in 2018, but a decrease in the total dollar value of invoices purchased during the same periods. Our transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances, as a percentage of the overall Factoring segment portfolio were flat at 83% during the three months ended September 30, 2019 and 2018.

The increase in provision for loan losses was primarily the result of higher growth in the ending balance of the factored receivables portfolio during the three months ended September 30, 2019 compared to the same period in 2018. The ending balance of the factored receivables portfolio at our Factoring segment grew $17.4 million during the three months ended September 30, 2019 compared to ending balance growth of $2.4 million over the same time period in 2018. We experienced no significant net charge-offs during the three months ended September 30, 2019 compared to $0.2 million for the same period in 2018. Further, net new allowances on specific at-risk balances at our Factoring segment increased by $0.5 million to $0.9 million during the three months ended September 30, 2019 compared to $0.4 million of net new allowances recorded during the three months ended September 30, 2018.

The increase in noninterest income was primarily driven by a $0.5 million increase on our liability for contingent consideration due to the sellers of ICC upon remeasurement of the liability at September 30, 2018 compared to a $0.1 million impact upon remeasurement at September 30, 2019. Noninterest expense was relatively flat period over period reflecting the macroeconomic factors previously discussed.

Corporate

(Dollars in thousands)	Three Months Ended September 30,
Corporate	2019	2018	$ Change	% Change
Total interest income	$280	$570	$(290)	(50.9%)
Intersegment interest allocations	—	—	—	—
Total interest expense	1,559	1,551	8	0.5%
Net interest income (expense)	(1,279)	(981)	(298)	(30.4%)
Provision for loan losses	—	(12)	12	100.0%
Net interest income (expense) after provision	(1,279)	(969)	(310)	(32.0%)
Noninterest income	50	126	(76)	60.3%
Noninterest expense	990	2,537	(1,547)	(61.0%)
Operating income (loss)	$(2,219)	$(3,380)	$1,161	34.3%

The Corporate segment reported an operating loss of $2.2 million for the three months ended September 30, 2019 compared to an operating loss of $3.4 million for the three months ended September 30, 2018. The decrease in operating loss was primarily driven by $1.3 million of FBD and SCC-related transaction costs recorded during the three months ended September 30, 2018 with no comparable costs recorded during the corresponding period of 2019. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Results of Operations

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Net Income

We earned net income of $41.8 million for the nine months ended September 30, 2019 compared to $33.6 million for the nine months ended September 30, 2018, an increase of $8.2 million.

There were no merger and acquisition related activities during the nine months ended September 30, 2019 and therefore, no adjustments were made to net income to arrive at an adjusted net income for the period. The results for the nine months ended September 30, 2018 include the results of operations of the assets acquired from FBD, SCC, and ICC since their respective acquisition dates and were impacted by a combined $7.0 million of transaction costs associated with the acquisitions included in noninterest expense. The results for the nine months ended September 30, 2018 were also impacted by the sale of THF during March 2018, which resulted in a pre-tax gain on sale in the amount of $1.1 million included in noninterest income.

Excluding the tax-effected impact of the FBD, SCC, and ICC transaction costs and the THF sale transaction, we earned adjusted net income of $38.1 million for the nine months ended September 30, 2018 compared to $41.8 million for the nine months ended September 30, 2019, an increase of $3.7 million. The adjusted increase was primarily the result of a $27.3 million increase in net interest income, a $6.7 million decrease in the provision for loan losses, and a $7.8 million increase in adjusted noninterest income, offset in part by a $38.0 million increase in adjusted noninterest expense and a $0.1 million increase in adjusted income tax expense.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Nine Months Ended September 30,
	2019			2018
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$132,376	$2,403	2.43%	$168,827	$2,412	1.91%
Taxable securities	280,609	6,981	3.33%	176,953	3,289	2.49%
Tax-exempt securities	66,208	1,114	2.25%	53,444	751	1.88%
FHLB and other restricted stock	19,810	547	3.69%	18,548	353	2.54%
Loans (1)	3,730,414	218,937	7.85%	2,996,138	180,321	8.05%
Total interest earning assets	4,229,417	229,982	7.27%	3,413,910	187,126	7.33%
Noninterest earning assets:
Cash and cash equivalents	82,571			61,309
Other noninterest earning assets	368,246			227,294
Total assets	$4,680,234			$3,702,513
Interest bearing liabilities:
Deposits:
Interest bearing demand	$594,724	$1,119	0.25%	$396,550	$603	0.20%
Individual retirement accounts	111,869	1,296	1.55%	105,337	963	1.22%
Money market	414,876	4,210	1.36%	281,205	1,306	0.62%
Savings	365,357	359	0.13%	251,108	120	0.06%
Certificates of deposit	985,844	16,123	2.19%	791,400	8,246	1.39%
Brokered deposits	347,777	6,157	2.37%	272,997	3,889	1.90%
Total interest bearing deposits	2,820,447	29,264	1.39%	2,098,597	15,127	0.96%
Subordinated notes	48,967	2,518	6.88%	48,864	2,512	6.87%
Junior subordinated debentures	39,244	2,223	7.57%	38,789	2,024	6.98%
Other borrowings	356,794	6,482	2.43%	384,922	5,294	1.84%
Total interest bearing liabilities	3,265,452	40,487	1.66%	2,571,172	24,957	1.30%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	700,868			569,123
Other liabilities	66,127			27,260
Total equity	647,787			534,958
Total liabilities and equity	$4,680,234			$3,702,513
Net interest income		$189,495			$162,169
Interest spread (2)			5.61%			6.03%
Net interest margin (3)			5.99%			6.35%
(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Average community banking	$2,154,815	$1,677,912
Average commercial finance	1,167,285	1,023,555
Average national lending	408,314	294,671
Average total loans	$3,730,414	$2,996,138
Community banking yield	5.86%	5.88%
Commercial finance yield	12.44%	12.36%
National lending yield	5.20%	5.40%
Total loan yield	7.85%	8.05%

We earned net interest income of $189.5 million for the nine months ended September 30, 2019 compared to $162.2 million for the nine months ended September 30, 2018, an increase of $27.3 million, or 16.8%, primarily driven by the following factors.

Interest income increased $42.9 million, or 22.9%, as a result of an increase in total average interest earning assets of $815.5 million, or 23.9%, which was attributable to the impact of the FBD and SCC acquisitions which closed during the last month of the third quarter of 2018 and contributed $287.8 million of loans and $270.7 million of securities. Additional interest income also resulted from organic growth in our loan portfolio. The average balance of our higher yielding commercial finance loans increased $143.7 million, or 14.0%, from $1.024 billion for the nine months ended September 30, 2018 to $1.167 billion for the nine months ended September 30, 2019. Additionally, our average mortgage warehouse lending balance was $317.4 million for the nine months ended September 30, 2019 compared to $238.8 million for the nine months ended September 30, 2018. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $4.0 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Interest expense increased $15.5 million, or 62.2%, as a result of growth in customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $721.9 million, or 34.4%, primarily due to $674.7 million of customer deposits assumed in the FBD and SCC acquisitions. Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period. We decreased our use of other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the decrease in the average balance was more than offset by an increase in the average rate.

Net interest margin decreased to 5.99% for the nine months ended September 30, 2019 from 6.35% for the nine months ended September 30, 2018, a decrease of 36 basis points, or 5.7%.

The decrease in our net interest margin primarily resulted from an increase in our average cost of interest bearing liabilities of 36 basis points. This increase was caused by an increased use of higher rate certificates of deposit and brokered deposits to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the macro economy. This increase was partially offset by a change in the mix of our interest bearing deposits resulting from lower cost customer deposits assumed in the FBD and SCC acquisitions.

Our net interest margin was also impacted by a decrease in yield on our interest earning assets of 6 basis points to 7.27% for the nine months ended September 30, 2019. This decrease was driven by a change in the overall mix within our loan portfolio period over period which drove a 20 basis point reduction in our loan yield to 7.85% for the same period. Our higher yielding average commercial finance products as a percentage of the total loan portfolio decreased from 34.2% for the nine months ended September 30, 2018 to 31.3% for the nine months ended September 30, 2019 contributing to the overall decrease in yield on our loan portfolio. Average factored receivables as a percentage of the total commercial finance portfolio increased from 46.5% for the nine months ended September 30, 2018 to 49.1% for the nine months ended September 30, 2019 partially offsetting the decrease in loan yields. Further, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 79% at September 30, 2019 compared to 78% at September 30, 2018.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Nine Months Ended
	September 30, 2019 vs. 2018
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$653	$(662)	$(9)
Taxable securities	1,113	2,579	3,692
Tax-exempt securities	148	215	363
FHLB and other restricted stock	159	35	194
Loans	(4,478)	43,094	38,616
Total interest income	(2,405)	45,261	42,856
Interest bearing liabilities:
Interest bearing demand	143	373	516
Individual retirement accounts	257	76	333
Money market	1,548	1,356	2,904
Savings	127	112	239
Certificates of deposit	4,697	3,180	7,877
Brokered deposits	944	1,324	2,268
Total interest bearing deposits	7,716	6,421	14,137
Subordinated notes	1	5	6
Junior subordinated debentures	173	26	199
Other borrowings	1,699	(511)	1,188
Total interest expense	9,589	5,941	15,530
Change in net interest income	$(11,994)	$39,320	$27,326

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

Our ALLL was $31.9 million as of September 30, 2019 versus $27.6 million as of December 31, 2018, representing an ALLL to total loans ratio of 0.76% and 0.76% respectively.

Our provision for loan losses was $7.6 million for the nine months ended September 30, 2019 compared to $14.3 million for the nine months ended September 30, 2018, a decrease of $6.7 million, or 46.9%.

The decrease in provision for loan losses was the result of decreased net charge-offs, the prior period impact of ICC, and more stable reserve rates during the nine months ended September 30, 2019 compared to the same period of 2018. Net charge-offs decreased $2.6 million from $5.8 million during the nine months ended September 30, 2018 to $3.2 for the same period of 2019. Approximately $2.2 million and $1.6 million of the charge-offs for the nine months ended September 30, 2019 and 2018, respectively, had specific reserves previously recorded. Charge-offs were elevated during the nine months ended September 30, 2018, due to a $4.0 million charge-off on a single asset based lending relationship that resulted from fraudulent conduct believed to be perpetrated by one or more employees of the borrower. In addition, the charge-off resulted in an increase in the estimated rate of the allowance for loan loss reserves recorded against the remaining asset based lending portfolio for the nine months ended September 30, 2018. Acquired ICC factored receivables were recorded through purchase accounting without an allowance. Given the short term nature of factored receivables, ICC contributed $1.8 million in provision for loan loss during the nine months ended September 30, 2018 to provide for turnover of the receivables subsequent to acquisition as well as portfolio growth. Slightly offsetting the decrease in provision for loan loss period over period was an increase in net new specific reserves of $0.3 million from $3.2 million for the nine months ended September 30, 2018 to $3.5 million for the same period of 2019.

During the nine months ended September 30, 2019, outstanding loans increased $600.8 million from December 31, 2018. Excluding the aforementioned impact of the FBD and SCC acquisitions, during the nine months ended  September 30, 2018, outstanding loans increased $413.4 million from December 31, 2017. The larger increase in loan balances within the nine months ended September 30, 2019 as well as changes in the mix of our portfolio and loss factors used partially offset the decrease in our provision for loan losses in the current period. Given the short term nature of factored receivables, the loan growth figures for the nine months ended September 30, 2018 were not adjusted for the acquisition of ICC.

Noninterest Income

The following table presents our major categories of noninterest income:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Service charges on deposits	$5,243	$3,767	$1,476	39.2%
Card income	5,930	4,515	1,415	31.3%
Net OREO gains (losses) and valuation adjustments	301	(551)	852	154.6%
Net gains (losses) on sale of securities	22	(272)	294	108.1%
Fee income	4,755	3,514	1,241	35.3%
Insurance commissions	3,127	2,646	481	18.2%
Gain on sale of subsidiary or division	—	1,071	(1,071)	(100.0%)
Other	3,525	1,486	2,039	137.2%
Total noninterest income	$22,903	$16,176	$6,727	41.6%

Noninterest income increased $6.7 million, or 41.6%. Noninterest income for the nine months ended September 30, 2018 was impacted by the realization of the $1.1 million gain associated with the sale of THF in the first quarter of 2018. Excluding the gain on sale of THF, we earned adjusted noninterest income of $15.1 million for the nine months ended September 30, 2018, resulting in an adjusted increase in noninterest income of $7.8 million, or 51.7%, period over period. Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits. Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased $1.5 million, or 39.2%, primarily due to additional service charges associated with the increase in customer deposits due to the FBD and SCC acquisitions and organic growth in deposits.

•

Card Income. Debit and credit card income increased $1.4 million, or 31.3%, primarily due to additional customer debit and credit card activity associated with the increase in issued cards resulting from the FBD and SCC acquisitions as well as cards issued to existing customers. This increase was offset by a $0.4 million incentive payment from our debit card provider for the achievement of certain growth goals recognized during the nine months ended September 30, 2018. No such incentive payment was recorded during the nine months ended September 30, 2019.

•

Net OREO gains (losses) and valuation adjustments. Net OREO gains (losses) and valuation adjustments, which represents gains and losses on loans transferred to OREO, gains and losses on the sale of OREO, and valuation adjustments recorded due to the subsequent change in fair value less costs to sell of OREO, reflect increased gains of $0.9 million. OREO activity on any individual assets during the nine months ended September 30, 2019 and 2018 was not significant.

•

Fee income. Fee income increased $1.2 million, or 35.3%, primarily due to increased check and wire fees resulting from the FBD and SCC acquisitions as well as a full year to date impact of the ICC acquisition.

•

Other. Other noninterest income, including income associated with bank-owned life insurance and other miscellaneous activities, increased $2.0 million, or 137.2% primarily due to increased operations resulting from acquisition and organic growth. During the nine months ended September 30, 2018, other noninterest income was reduced by a $0.5 million increase in the liability for contingent consideration related to the acquisition of ICC and a $0.3 million write-down on signage and other assets related to rebranding of Triumph Community Bank to our standardized TBK Bank brand. There were no significant items in the components of other noninterest income during the nine months ended September 30, 2019.

Noninterest Expense

The following table presents our major categories of noninterest expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$83,276	$64,626	$18,650	28.9%
Occupancy, furniture and equipment	13,529	9,621	3,908	40.6%
FDIC insurance and other regulatory assessments	600	945	(345)	(36.5%)
Professional fees	5,384	7,102	(1,718)	(24.2%)
Amortization of intangible assets	6,977	4,542	2,435	53.6%
Advertising and promotion	4,779	3,938	841	21.4%
Communications and technology	15,244	13,882	1,362	9.8%
Travel and entertainment	3,789	3,014	775	25.7%
Other	17,845	12,721	5,124	40.3%
Total noninterest expense	$151,423	$120,391	$31,032	25.8%

Noninterest expense increased $31.0 million, or 25.8%. Noninterest expense for the nine months ended September 30, 2018 was impacted by $1.1 million of transaction costs associated with the ICC acquisition and $5.9 million of transaction costs associated with the FBD and SCC acquisitions. Excluding the ICC, FBD, and SCC transaction costs, we incurred adjusted noninterest expense of $113.4 million for the nine months ended September 30, 2018, resulting in an adjusted net increase in noninterest expense of $38.0 million, or 33.5% period over period. Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $18.7 million, or 28.9%. We experienced a significant increase in the total size of our workforce between these periods as our average full-time equivalent employees were 1,124.9 and 904.5 for the nine months ended September 30, 2019 and 2018, respectively. Sources of this increased headcount were primarily employees added through the FBD, SCC and ICC acquisitions. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $3.9 million, or 40.6%, primarily due to expenses associated with the infrastructure and facilities added through the FBD, SCC and ICC acquisitions.

•

FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments decreased $0.3 million, or 36.5%, primarily due to the application of a small bank credit by the FDIC during the nine months ended September 30, 2019.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, decreased $1.7 million, or 24.2% primarily due to $1.1 million of professional fees incurred in connection with the ICC acquisition and $1.4 million of professional fees incurred in connection with the FBD and SCC acquisitions during the nine months ended September 30, 2018 that were not incurred during the nine months ended September 30, 2019.

•

Amortization of intangible assets. Amortization of intangible assets increased $2.4 million, or 53.6%, primarily due to the full 2019 period impact of the addition of intangible assets resulting from the FBD, SCC, and ICC acquisitions.

•

Advertising and promotion. Advertising and promotion expenses increased $0.8 million, or 21.4%, primarily due to advertising and brand-awareness activities in our branch network as well as various internal initiatives associated with the overall growth of operations.

•

Communications and Technology. Communications and technology expenses increased $1.4 million, or 9.8%, primarily as a result of increased usage and transaction volumes resulting from the FBD, SCC and ICC acquisitions as well as growth in our organic operations. Partially offsetting this increase was $3.1 million in information technology deconversion and termination fees related to our acquisition of FBD and SCC that were recognized during the nine months ended September 30, 2018 and not incurred during the nine months ended September 30, 2019.

•	Travel and entertainment. Travel and entertainment expenses increased $0.8 million, or 25.7%, primarily due to increased travel in the normal course of business as a result of our expanded operations.

•

Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, business travel and subscription services. Other noninterest expense increased $5.1 million, or 40.3%. Loan related expense increased $0.9 million, bank service charges increased $0.6 million, debit and credit card expense increased $0.7 million and software amortization expense increased $0.7 million primarily due to increased operations resulting from the FBD, SCC, and ICC acquisitions as well as organic growth in the business.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense increased $1.5 million, or 14.9%, from $10.1 million for the nine months ended September 30, 2018 to $11.6 million for the nine months ended September 30, 2019. The increase in income tax expense period over period is consistent with the increase in pre-tax income for the same periods. The effective tax rate was 22% for the nine months ended September 30, 2019 and 23% for the nine months ended September 30, 2018.

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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Nine Months Ended September 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$155,645	$73,435	$902	$229,982
Intersegment interest allocations	8,188	(8,188)	—	—
Total interest expense	35,746	—	4,741	40,487
Net interest income (expense)	128,087	65,247	(3,839)	189,495
Provision for loan losses	5,847	1,789	(76)	7,560
Net interest income after provision	122,240	63,458	(3,763)	181,935
Noninterest income	19,150	3,572	181	22,903
Noninterest expense	109,406	39,340	2,677	151,423
Operating income (loss)	$31,984	$27,690	$(6,259)	$53,415

(Dollars in thousands)
Nine Months Ended September 30, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$123,050	$62,514	$1,562	$187,126
Intersegment interest allocations	13,377	(13,377)	—	—
Total interest expense	20,421	—	4,536	24,957
Net interest income (expense)	116,006	49,137	(2,974)	162,169
Provision for loan losses	10,510	3,747	—	14,257
Net interest income after provision	105,496	45,390	(2,974)	147,912
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	12,612	2,452	41	15,105
Noninterest expense	86,446	30,067	3,878	120,391
Operating income (loss)	$32,733	$17,775	$(6,811)	$43,697

(Dollars in thousands)
September 30, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,959,797	$646,510	$728,887	$(1,295,497)	$5,039,697
Gross loans	$4,127,709	$562,009	$1,537	$(481,838)	$4,209,417

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

Banking

(Dollars in thousands)	Nine Months Ended September 30,
Banking	2019	2018	$ Change	% Change
Total interest income	$155,645	$123,050	$32,595	26.5%
Intersegment interest allocations	8,188	13,377	(5,189)	(38.8%)
Total interest expense	35,746	20,421	15,325	75.0%
Net interest income (expense)	128,087	116,006	12,081	10.4%
Provision for loan losses	5,847	10,510	(4,663)	(44.4%)
Net interest income (expense) after provision	122,240	105,496	16,744	15.9%
Gain on sale of subsidiary or division	—	1,071	(1,071)	(100.0%)
Other noninterest income	19,150	12,612	6,538	51.8%
Noninterest expense	109,406	86,446	22,960	26.6%
Operating income (loss)	$31,984	$32,733	$(749)	(2.3%)

Our Banking segment’s operating income decreased $0.7 million, or 2.3%.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the growth of our commercial finance products and general commercial loans. In addition, we acquired a combined $287.8 million of loans and $270.7 million of investment securities in our Banking segment as part of the FBD and SCC acquisitions which closed during the last month of the third quarter of 2018. Average loans in our Banking segment increased 25.9% from $2.901 billion for the nine months ended September 30, 2018 to $3.653 billion for the nine months ended September 30, 2019.

Interest expense increased primarily as a result of higher rates and growth in average customer deposits and other borrowings due to $674.7 million of customer deposits assumed in the FBD and SCC acquisitions. Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period. We decreased our use of other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the decrease in the average balance was more than offset by an increase in the average rate.

The decrease in provision for loan losses was the result of decreased net charge-offs, more stable reserve rates during the nine months ended September 30, 2019 compared to the same period of 2018, and decreased net new specific reserves. Net charge-offs decreased $3.1 million from $4.9 million during the nine months ended September 30, 2018 to $1.8 for the same period of 2019. Approximately $0.6 million and $1.2 million of the Banking segment charge-offs for the nine months ended September 30, 2019 and 2018, respectively, had specific reserves previously recorded. Charge-offs were elevated during the nine months ended September 30, 2018, due to a $4.0 million charge-off on a single asset based lending relationship discussed in the Provision section above. The charge-off resulted in an increase in the estimated rate of the allowance for loan loss reserves recorded against the remaining asset based lending portfolio for the nine months ended September 30, 2018. Net new specific reserves at our Banking segment decreased $1.0 million from $1.8 million for the nine months ended September 30, 2018 to $0.8 million for the same period of 2019. Additionally, loans in our Banking segment grew at a faster pace for the nine months ended September 30, 2019 compared to the same period in 2018 which, when combined with changes in the mix of our portfolio and loss factors used partially offset the decrease in our provision for loan losses in the current period.

Noninterest income at our Banking segment increased primarily due to additional service charges, fee income and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the FBD and SCC acquisitions. Included in other non-interest income for the nine months ended September 30, 2019 is a $0.4 million gain related to an interest in the sale of a property owned by a borrower. The increase in noninterest income period over period was partially offset by a $1.1 million pre-tax gain on the sale of THF during the first quarter of 2018.

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

Factoring

(Dollars in thousands)	Nine Months Ended September 30,
Factoring	2019	2018	$ Change	% Change
Total interest income	$73,435	$62,514	$10,921	17.5%
Intersegment interest allocations	(8,188)	(13,377)	5,189	38.8%
Total interest expense	—	—	—	—
Net interest income (expense)	65,247	49,137	16,110	32.8%
Provision for loan losses	1,789	3,747	(1,958)	(52.3%)
Net interest income (expense) after provision	63,458	45,390	18,068	39.8%
Gain on sale of subsidiary or division	—	—	—	—
Other noninterest income	3,572	2,452	1,120	45.7%
Noninterest expense	39,340	30,067	9,273	30.8%
Operating income (loss)	$27,690	$17,775	$9,915	55.8%

	Nine Months Ended September 30,
	2019	2018
Factored receivable period end balance	$562,009,000	$579,985,000
Yield on average receivable balance	18.31%	18.50%
Rolling twelve quarter annual charge-off rate	0.36%	0.38%
Factored receivables - transportation concentration	83%	83%

Interest income, including fees	$73,435,000	$62,514,000
Non-interest income	3,572,000	2,452,000
Factored receivable total revenue	77,007,000	64,966,000
Average net funds employed	488,876,000	413,361,000
Yield on average net funds employed	21.06%	21.01%

Accounts receivable purchased	$4,185,027,000	$3,578,195,000
Number of invoices purchased	2,555,072	2,015,106
Average invoice size	$1,638	$1,773
Average invoice size - transportation	$1,509	$1,674
Average invoice size - non-transportation	$3,255	$2,806

Net new clients	280	2,774
Period end clients	6,471	5,932

Our Factoring segment’s operating income increased $9.9 million, or 55.8%.

Our average invoice size decreased 7.6% from $1,773 for the nine months ended September 30, 2018 to $1,638 for the nine months ended September 30, 2019; however, the number of invoices purchased increased 26.8% period over period.

Net interest income increased due to an 18.3% increase in overall average net funds employed during the nine months ended September 30, 2019 compared to the same period in 2018. The increase in NFE was the result of a full year to date impact of the ICC acquisition as well as organic growth in the factored receivables portfolio. However, the Company believes this growth was offset in part by a decrease in transportation demand during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to a combination of macroeconomic factors that caused record demand in the transportation sector in 2018. Demand appears to have settled into a more traditional pattern throughout 2019. These macroeconomic factors influenced invoice prices and utilization, both of which impact NFE and period end balances in our factoring portfolio. Prior to 2019, intersegment interest was calculated based on the Company’s prime rate. Beginning in 2019, intersegment interest expense is allocated to the Factoring segment based on lower Federal Home Loan Bank advance rates which also contributed to the increase in net interest income. In addition to increased purchases, yield on average net funds employed increased period over period as a result of higher yielding clients in the ICC book, and to a lesser extent more balances on which fees are charged on days outstanding. Our transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances, as a percentage of the overall Factoring segment portfolio were flat at 83% during the nine months ended September 30, 2019 and 2018.

The decrease in provision for loan losses was primarily the result of lower growth in the ending balance of the factored receivables portfolio during the nine months ended September 30, 2019 compared to the same period in 2018. The ending balance of the factored receivables portfolio at our Factoring segment contracted $26.7 million during the nine months ended September 30, 2019 compared to ending balance growth of $233.7 million over the same time period in 2018 driven by the acquisition of ICC. We experienced higher total net charge-offs of $1.4 million in the nine months ended September 30, 2019 compared to $0.8 million for the same period in 2018 however, reserves on current period charge-offs were fully established in a prior period while $0.5 million of reserves were established on the 2019 charge-offs. The decrease in provision for loan losses was partially offset by increased net new allowances on specific at-risk balances at our Factoring segment of $2.7 million during the nine months ended September 30, 2019 compared to an increase of $1.4 million during the nine months ended September 30, 2018.

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

Corporate

(Dollars in thousands)	Nine Months Ended September 30,
Corporate	2019	2018	$ Change	% Change
Total interest income	$902	$1,562	$(660)	(42.3%)
Intersegment interest allocations	—	—	—	—
Total interest expense	4,741	4,536	205	4.5%
Net interest income (expense)	(3,839)	(2,974)	(865)	(29.1%)
Provision for loan losses	(76)	—	(76)	100.0%
Net interest income (expense) after provision	(3,763)	(2,974)	(789)	(26.5%)
Gain on sale of subsidiary or division	—	—	—	—
Other noninterest income	181	41	140	(341.5%)
Noninterest expense	2,677	3,878	(1,201)	(31.0%)
Operating income (loss)	$(6,259)	$(6,811)	$552	8.1%

The Corporate segment reported an operating loss of $6.3 million for the nine months ended September 30, 2019 compared to an operating loss of $6.8 million for the nine months ended September 30, 2018 The decrease in operating loss was primarily driven by $1.3 million of FBD and SCC-related transaction costs recorded during the nine months ended September 30, 2018 with no comparable costs recorded during the corresponding period of 2019. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Financial Condition

Assets

Total assets were $5.040 billion at September 30, 2019, compared to $4.560 billion at December 31, 2018, an increase of $479.9 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $4.209 billion at September 30, 2019, compared with $3.609 billion at December 31, 2018.

The following table shows our total loan portfolio by portfolio segments:

	September 30, 2019		December 31, 2018
(Dollars in thousands)		% of Total		% of Total	$ Change	% Change
Commercial real estate	$1,115,559	27%	$992,080	27%	$123,479	12.4%
Construction, land development, land	164,186	4%	179,591	5%	(15,405)	(8.6%)
1-4 family residential	186,405	4%	190,185	5%	(3,780)	(2.0%)
Farmland	161,447	4%	170,540	5%	(9,093)	(5.3%)
Commercial	1,369,505	32%	1,114,971	31%	254,534	22.8%
Factored receivables	599,651	14%	617,791	17%	(18,140)	(2.9%)
Consumer	24,967	1%	29,822	1%	(4,855)	(16.3%)
Mortgage warehouse	587,697	14%	313,664	9%	274,033	87.4%
Total Loans	$4,209,417	100%	$3,608,644	100%	$600,773	16.6%

Commercial Real Estate Loans. Our commercial real estate loans increased $123.5 million, or 12.4%, due to new loan origination activity offset by paydowns for the period.

Construction and Development Loans. Our construction and development loans decreased $15.4 million, or 8.6%, due to paydowns and conversion of certain construction and development loans to commercial real estate loans at construction completion. The decrease was slightly offset by origination activity during the period.

Residential Real Estate Loans. Our one-to-four family residential loans decreased $3.8 million, or 2.0%, due primarily to paydowns that were offset by modest origination activity.

Farmland Loans. Our farmland loans decreased $9.1 million, or 5.3%, due to paydowns for the period that outpaced new loan origination activity.

Commercial Loans. Our commercial loans held for investment increased $254.5 million, or 22.8%, due to significant organic growth in all lines of commercial lending with the exception of agriculture lending which was relatively flat period over period. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $78.2 million, or 23.5% as a result of organic growth in the portfolio.

The following table shows our commercial loans:

	September 30,	December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Commercial
Equipment	$429,412	$352,037	$77,375	22.0%
Asset-based lending	247,026	214,110	32,916	15.4%
Liquid credit	37,386	963	36,423	3782.2%
Premium finance	101,562	72,302	29,260	40.5%
Agriculture	143,244	142,881	363	0.3%
Other commercial lending	410,875	332,678	78,197	23.5%
Total commercial loans	$1,369,505	$1,114,971	$254,534	22.8%

Factored Receivables. Our factored receivables decreased $18.1 million, or 2.9%. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.

Consumer Loans. Our consumer loans decreased $4.9 million, or 16.3%, due to paydowns in excess of new loan origination activity during the period.

Mortgage Warehouse. Our mortgage warehouse facilities increased $274.0 million, or 87.4%, due to higher utilization by our clients driven by typical seasonality associated with the mortgage business during the period. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $417.2 million for the three months ended September 30, 2019 compared to $289.7 million for the three months ended September 30, 2018 and $317.4 million for the nine months ended September 30, 2019 compared to $238.8 million for the nine months ended September 30, 2018.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	September 30, 2019
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$166,472	$680,858	$268,229	$1,115,559
Construction, land development, land	55,000	82,396	26,790	164,186
1-4 family residential	21,375	48,165	116,865	186,405
Farmland	12,388	59,423	89,636	161,447
Commercial	592,645	692,034	84,826	1,369,505
Factored receivables	599,651	—	—	599,651
Consumer	3,984	12,468	8,515	24,967
Mortgage warehouse	587,697	—	—	587,697
	$2,039,212	$1,575,344	$594,861	$4,209,417

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$1,030,556	$144,367
Floating interest rates		544,788	450,494
Total		$1,575,344	$594,861

As of September 30, 2019, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Colorado (23%), Texas (27%), Illinois (14%), and Iowa (7%) make up 71% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2018, the states of Colorado (27%), Texas (24%), Illinois (15%) and Iowa (7%) made up 73% of the Company’s gross loans, excluding factored receivables.

Further, a majority (79%) of our factored receivables, representing approximately 11% of our total loan portfolio as of September 30, 2019, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2018, 79% of our factored receivables, representing approximately 14% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

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

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Nonperforming loans:
Commercial real estate	$8,254	$7,096
Construction, land development, land	1,157	91
1-4 family residential	2,313	1,672
Farmland	6,903	4,059
Commercial	15,628	17,104
Factored receivables	6,297	2,152
Consumer	467	355
Mortgage warehouse	—	—
Purchased credit impaired	1,184	3,525
Total nonperforming loans	42,203	36,054
Other real estate owned, net	2,849	2,060
Other repossessed assets	839	165
Total nonperforming assets	$45,891	$38,279

Nonperforming assets to total assets	0.91%	0.84%
Nonperforming loans to total loans held for investment	1.00%	1.00%
Total past due loans to total loans held for investment	2.47%	2.41%

Nonperforming loans, including nonaccrual PCI loans, increased $6.1 million, or 17.1%, primarily due to the additions of three commercial real estate loan relationships totaling $5.6 million, a $3.5 million farmland relationship, a $2.1 million commercial lending relationship secured by equipment and real estate and a $1.5 million equipment lending relationship to nonaccrual during the period. Additionally, a $1.8 million factored receivable relationship that was current at December 31, 2018 was greater than 90 days past due at September 30, 2019. These increases in nonperforming loans were partially offset by the removal of a $3.6 million nonaccrual asset based lending loan that was paid in full during the nine months ended September 30, 2019 and a $1.7 million real estate construction loan that was also paid in full over the same time period. Also offsetting the increase in nonperforming loans is a partial paydown of $3.3 million as part of a troubled debt restructuring on a commercial loan relationship. The restructured loan relationship has a remaining book balance of $1.9 million and carries a 90% government guarantee. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.

OREO increased $0.8 million, or 38.3%, due to the addition of individually insignificant OREO properties as well as valuation adjustments made throughout the period.

As a result of the above activity and growth in our total assets and total loans held for investment, the ratio of nonperforming loans to total loans held for investment remained flat at 1.00% at September 30, 2019 and December 31, 2018, and our ratio of nonperforming assets to total assets increased to 0.91% at September 30, 2019 compared to 0.84% at December 31, 2018.

Past due loans to total loans held for investment increased to 2.47% at September 30, 2019 compared to 2.41% at December 31, 2018, primarily as a result of above activity and growth in our total loans.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At September 30, 2019, we had $26.7 million in loans of this type which are not included in any of the nonperforming loan categories.

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

The following table sets forth the ALLL by category of loan:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$5,798	27%	0.52%	$4,493	27%	0.45%
Construction, land development, land	1,084	4%	0.66%	1,134	5%	0.63%
1-4 family residential	417	4%	0.22%	317	5%	0.17%
Farmland	939	4%	0.58%	535	5%	0.31%
Commercial	14,771	32%	1.08%	12,865	31%	1.15%
Factored receivables	7,717	14%	1.29%	7,299	17%	1.18%
Consumer	581	1%	2.33%	615	1%	2.06%
Mortgage warehouse	588	14%	0.10%	313	9%	0.10%
Total Loans	$31,895	100%	0.76%	$27,571	100%	0.76%

The ALLL increased $4.3 million, or 15.7%, which was driven by $3.2 million of net charge-offs (which carried a reserve of $2.2 million at the time of charge-off), $3.5 million of net new specific allowances recorded on impaired loans and growth in the underlying portfolio during the nine months ended September 30, 2019. The change in the ALLL during the period was also impacted by changes in the mix of our loan portfolio as well as changes to loss factors.

The following table presents the unpaid principal and recorded investment for loans at September 30, 2019. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $15.8 million at September 30, 2019, and (2) net deferred origination costs and fees totaling $2.3 million at September 30, 2019. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
September 30, 2019	Investment	Principal	Difference
Commercial real estate	$1,115,559	$1,121,602	$(6,043)
Construction, land development, land	164,186	167,529	(3,343)
1-4 family residential	186,405	187,468	(1,063)
Farmland	161,447	163,852	(2,405)
Commercial	1,369,505	1,372,740	(3,235)
Factored receivables	599,651	601,604	(1,953)
Consumer	24,967	25,047	(80)
Mortgage warehouse	587,697	587,697	—
	$4,209,417	$4,227,539	$(18,122)

At September 30, 2019 and December 31, 2018, we had on deposit $57.9 million and $58.6 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries, and the effects of those items on our ALLL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$29,416	$24,547	$27,571	$18,748
Loans charged-off:
Commercial real estate	(26)	—	(39)	(2)
Construction, land development, land	—	—	(78)	—
1-4 family residential	—	(3)	(43)	(17)
Farmland	—	—	—	(200)
Commercial	(557)	(4,074)	(1,671)	(4,701)
Factored receivables	(210)	(228)	(1,682)	(928)
Consumer	(85)	(286)	(594)	(776)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(878)	$(4,591)	$(4,107)	$(6,624)
Recoveries of loans charged-off:
Commercial real estate	—	103	1	103
Construction, land development, land	2	2	91	12
1-4 family residential	4	7	57	12
Farmland	—	—	—	—
Commercial	234	273	325	409
Factored receivables	215	8	261	52
Consumer	37	104	136	287
Mortgage warehouse	—	—	—	—
Total loans recoveries	$492	$497	$871	$875
Net loans charged-off	$(386)	$(4,094)	$(3,236)	$(5,749)
Provision for (reversal of) loan losses:
Commercial real estate	147	136	1,343	506
Construction, land development, land	47	244	(63)	376
1-4 family residential	4	15	86	(29)
Farmland	349	(6)	404	393
Commercial	1,195	6,324	3,252	8,895
Factored receivables	851	64	1,839	3,850
Consumer	66	93	424	287
Mortgage warehouse	206	(67)	275	(21)
Total provision for loan losses	$2,865	$6,803	$7,560	$14,257
Balance at end of period	$31,895	$27,256	$31,895	$27,256

Average total loans held for investment	$3,938,230	$3,293,218	$3,727,925	$2,995,970
Net charge-offs to average total loans held for investment	0.01%	0.12%	0.09%	0.19%
Allowance to total loans held for investment	0.76%	0.78%	0.76%	0.78%

Quarter to date net loans charged off decreased $3.7 million primarily due to a $4.0 million charge-off on a single asset based lending relationship during the three months ended September 30, 2018. Refer to the Provision for Loan Losses discussion for further details regarding the charge-off. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.

Year to date net loans charged off decreased $2.5 million, or 43.7%, primarily due to primarily due to the aforementioned $4.0 million charge-off on a single asset based lending relationship during the nine months ended September 30, 2018. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.

Securities

As of September 30, 2019, we held equity securities with a fair value of $5.5 million, an increase of $0.5 million from $5.0 million at December 31, 2018. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.

As of September 30, 2019, we held debt securities classified as available for sale with a fair value of $302.9 million, a decrease of $33.5 million from $336.4 million at December 31, 2018. The decrease is attributable to the sale of lower yielding state and municipal securities which were replaced by higher yielding CLO securities during the nine months ended September 30, 2019. Remaining activity in our available for sale debt security portfolio during the period was not significant. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of September 30, 2019 and December 31, 2018, we held investments classified as held to maturity with an amortized cost of $8.5 million. These held to maturity securities represent a minority investment in the unrated subordinated notes of issued CLOs managed by Trinitas Capital Management.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of September 30, 2019
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$46,545	1.66%	$20,169	1.93%	$—	—	$—	—	$66,714	1.74%
Mortgage-backed securities	19	3.77%	2,804	1.95%	8,721	2.35%	28,374	2.89%	39,918	2.70%
Asset-backed securities	14	0.34%	844	2.49%	5,303	2.42%	2,264	3.25%	8,425	2.65%
State and municipal	22,655	2.31%	14,479	2.95%	10,861	2.43%	3,607	2.39%	51,602	2.52%
CLO securities	—	—	—	—	1,083	4.14%	74,492	4.37%	75,575	4.37%
Corporate bonds	22,019	3.42%	32,336	3.65%	—	—	273	5.09%	54,628	3.56%
SBA pooled securities	—	—	57	4.47%	3	4.87%	4,221	4.22%	4,281	4.23%
Total available for sale securities	$91,252	2.25%	$70,689	2.93%	$25,971	2.48%	$113,231	3.92%	$301,143	3.06%

Held to maturity securities:	$—	—	$—	—	$8,517	11.70%	$—	—	$8,517	11.70%

Liabilities

Total liabilities were $4.406 billion as of September 30, 2019, compared to $3.923 billion at December 31, 2018, an increase of $482.8 million, the components of which are discussed below.

Deposits

The following table summarizes our deposits:

(Dollars in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Noninterest bearing demand	$754,233	$724,527	$29,706	4.1%
Interest bearing demand	587,123	615,704	(28,581)	(4.6%)
Individual retirement accounts	108,593	115,583	(6,990)	(6.0%)
Money market	424,162	443,663	(19,501)	(4.4%)
Savings	356,368	369,389	(13,021)	(3.5%)
Certificates of deposit	1,120,850	835,127	285,723	34.2%
Brokered deposits	346,504	346,356	148	0.0%
Total Deposits	$3,697,833	$3,450,349	$247,484	7.2%

Our total deposits increased $247.5 million, or 7.2%, primarily due to growth in certificates of deposit and noninterest bearing demand deposits. The growth in these products was partially offset by decreases in several other deposit products during the period. As of September 30, 2019, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 57% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 43% of total deposits.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of September 30, 2019:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$78,652	$35,953	$114,605
Over 3 through 6 months	79,895	26,078	105,973
Over 6 through 12 months	251,918	114,627	366,545
Over 12 months	184,783	85,314	270,097
	$595,248	$261,972	$857,220

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$585,706	0.24%	16%	$418,226	0.19%	14%
Individual retirement accounts	110,049	1.64%	3%	105,774	1.27%	4%
Money market	416,526	1.34%	11%	303,843	0.78%	11%
Savings	359,169	0.13%	10%	272,230	0.09%	9%
Certificates of deposit	1,113,006	2.35%	30%	793,685	1.53%	28%
Brokered deposits	352,430	2.38%	10%	384,337	2.02%	13%
Total interest bearing deposits	2,936,886	1.49%	80%	2,278,095	1.08%	79%
Noninterest bearing demand	735,527	—	20%	608,245	—	21%
Total deposits	$3,672,413	1.19%	100%	$2,886,340	0.85%	100%

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$594,724	0.25%	17%	$396,550	0.20%	15%
Individual retirement accounts	111,869	1.55%	3%	105,337	1.22%	4%
Money market	414,876	1.36%	12%	281,205	0.62%	11%
Savings	365,357	0.13%	10%	251,108	0.06%	9%
Certificates of deposit	985,844	2.19%	28%	791,400	1.39%	30%
Brokered deposits	347,777	2.37%	10%	272,997	1.90%	10%
Total interest bearing deposits	2,820,447	1.39%	80%	2,098,597	0.96%	79%
Noninterest bearing demand	700,868	—	20%	569,123	—	21%
Total deposits	$3,521,315	1.11%	100%	$2,667,720	0.76%	100%

Other Borrowings

Customer Repurchase Agreements

The following provides a summary of our customer repurchase agreements as of and for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Amount outstanding at end of period	$14,124	$4,485
Weighted average interest rate at end of period	0.03%	0.01%
Average daily balance during the period	$8,256	$8,648
Weighted average interest rate during the period	0.02%	0.02%
Maximum month-end balance during the period	$14,463	$13,844

Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

The following provides a summary of our FHLB advances as of and for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Amount outstanding at end of period	$530,000	$330,000
Weighted average interest rate at end of period	2.14%	2.52%
Average amount outstanding during the period	348,535	345,388
Weighted average interest rate during the period	2.49%	1.96%
Highest month end balance during the period	530,000	455,000

Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At September 30, 2019 and December 31, 2018, we had $619.2 million and $516.4 million, respectively, in unused and available advances from the FHLB.

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

Issuance costs related to the Notes totaled $1.3 million, including an underwriting discount of 1.5%, or $0.8 million, and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as a component of interest expense. The carrying value of the Notes totaled $49.0 million at September 30, 2019.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of September 30, 2019:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,064	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,722	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,526	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,608	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,864	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,659	July 2034	LIBOR + 2.75%
	$51,031	$39,443

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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $39.4 million was allowed in the calculation of Tier I capital as of September 30, 2019.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $633.7 million as of September 30, 2019, compared to $636.6 million as of December 31, 2018, a decrease of $2.9 million. Stockholders’ equity decreased during this period primarily due to 1,688,234 shares of common stock repurchased into treasury stock during the period under our stock repurchase programs at an average price of $29.56, for a total of $49.9 million, offset in part by net income for the period of $41.8 million.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2019, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137.5 million, with no amounts advanced against those lines at that time.

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2019. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - September 30, 2019
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$14,124	$14,124	$—	$—	$—
ICC Contingent consideration	22,000	—	22,000	—	—
Federal Home Loan Bank advances	530,000	500,000	—	—	30,000
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	24,223	4,003	7,763	6,108	6,349
Time deposits with stated maturity dates	1,575,947	1,141,037	421,624	13,286	—
Total contractual obligations	$2,267,325	$1,659,164	$451,387	$19,394	$137,380

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

The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	14.9%	9.9%	6.8%	4.7%
+300 basis points	11.1%	7.2%	5.0%	3.4%
+200 basis points	7.3%	4.6%	3.2%	2.2%
+100 basis points	3.4%	1.9%	1.4%	0.9%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(4.4%)	(4.7%)	(2.4%)	(2.1%)

The following table presents the change in our economic value of equity as of September 30, 2019 and December 31, 2018, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2019	December 31, 2018
+400 basis points	26.7%	10.6%
+300 basis points	22.1%	9.8%
+200 basis points	16.4%	8.2%
+100 basis points	9.1%	3.7%
Flat rates	0.0%	0.0%
-100 basis points	(12.2%)	(5.2%)

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2018, the Company announced that its board of directors had authorized the Company to repurchase up to $25.0 million of the Company’s outstanding common stock in open market transactions or through privately negotiated transactions for a period of one year. The following repurchases were made under this program during the nine months ended September 30, 2019, effectively completing the previously announced $25.0 million stock repurchase program.

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

On July 17, 2019 the Company’s board of directors authorized the Company to repurchase up to an additional $25.0 million of the Company’s outstanding common stock. The following repurchases were made under this program during the nine months ended September 30, 2019, effectively completing the previously announced $25.0 million stock repurchase program.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2019 - July 31, 2019	—	$—	—	$25,000,000
August 1, 2019 - August 31, 2019	850,093	29.38	850,093	2,000
September 1, 2019 - September 30, 2019	—	—	—	2,000
Total	850,093	$29.38	850,093	2,000

On October 16, 2019 the Company’s board of directors authorized the Company to repurchase up to an additional $50.0 million of the Company’s outstanding common stock.  The Company may repurchase these shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion.  The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors.  This repurchase program is authorized for a period of up to one year and does not require the Company to repurchase any specific number of shares.  The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 10, 2018.
3.3	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.
3.4	Amendment No. 1 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on May 10, 2018.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	October 18, 2019	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	October 18, 2019	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer