Form 10-K
period 2019-12-31
Triumph Bancorp, Inc.
filed 2020-02-11
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36722

TRIUMPH BANCORP, INC.

(Exact name of Registrant as specified in its Charter)

Texas	20-0477066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12700 Park Central Drive, Suite 1700 Dallas, TX	75251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 365-6900

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Class:	Trading Symbol(s)	Name of Exchange on Which Registered:
Common Stock, Par Value $0.01 Per Share	TBK	NASDAQ

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2019 was approximately $696,205,000.

The number of shares of Registrant’s Common Stock outstanding as of February 6, 2020 was 24,605,453.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2019, are incorporated by reference into Part III of this Report.

i

PART I

ITEM 1. BUSINESS.

Overview

Triumph Bancorp, Inc. (“we”, “Triumph” or the “Company”), is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, TBK Bank, SSB (“TBK Bank”), we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our traditional banking offerings include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include factoring, asset-based lending, and equipment lending products offered nationally and across a variety of industries, with a focus on the transportation industry. Our national lending product lines provide further asset base diversification and include mortgage warehouse, liquid credit, and premium finance offered on a nationwide basis. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2019, we had consolidated total assets of $5.060 billion, total loans held for investment of $4.195 billion, total deposits of $3.790 billion and total stockholders’ equity of $636.6 million.

Our business is conducted through three reportable segments (Banking, Factoring, and Corporate). For the year ended December 31, 2019, our banking segment generated 69% of our total revenue (comprised of interest and noninterest income), our factoring segment generated 30% of our total revenue, and our corporate segment generated 1% of our total revenue. On March 31, 2017, we sold our 100% membership interest in Triumph Capital Advisors, LLC (“TCA”) and discontinued fee based asset management services. TCA operations for the year ended December 31, 2017 are reflected in our Corporate segment, along with the gain on sale of our membership interest in TCA.

Principal Products and Services

Community Banking

Our community banking products and services include a variety of traditional banking services offered through our bank subsidiary, TBK Bank. These products and services focus on serving the local communities in which we operate and creating full banking relationships with both personal and commercial clients.

TBK Bank operates retail branch networks in three geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, (ii) a western division consisting of thirty branches located throughout central and eastern Colorado and two branches in far western Kansas, and (iii) a mountain division consisting of seven branches in southern Colorado and three branches in New Mexico. Through this branch network, we offer our customers a variety of financial products and services that both augment our revenue (fee and interest income) and help us expand and retain our core deposit network, including checking and savings accounts, debit cards, and electronic banking. We also operate one location in Dallas, Texas, in which we maintain our corporate office and operate a branch that is dedicated to deposit gathering activities. We plan to open a new full service branch in Dallas, Texas during the first half of 2020. Our Dallas corporate office also serves as the center for our treasury management operations, which offers full service commercial banking functionality. Our treasury management operations generate fee income for us, while also enhancing our core deposit portfolio, as we are able to offer our commercial lending clients a full service banking relationship meeting all of their business needs.

We originate a full suite of commercial and retail loans including commercial real estate loans, construction and development loans, residential real estate loans, commercial agriculture, general commercial loans, and consumer loans primarily focused on customers in and around our community banking markets. These loan types include the following:

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

Commercial Construction, Land and Land Development Loans. We offer loans to small-to-mid-sized businesses to construct owner-occupied properties, as well as loans to developers of commercial real estate investment properties and residential developments. These loans are typically disbursed as construction progresses and carry interest rates that vary with the prime rate. In certain instances, these loans can be converted to commercial real estate loans upon completion of their associated projects.

Residential Real Estate Loans. We originate first and second mortgage loans to our individual customers primarily for the purchase of primary and secondary residences, with a focus on offering these loans as an additional product to customers in our retail banking markets. We made the determination to recommence offering loans of this type in 2018 in order to further augment our product offerings and enhance overall customer experience.

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

Consumer Loans. We also originate personal loans for our retail banking customers. These loans originate exclusively out of our community banking operations in Texas, Iowa, Illinois, Colorado, New Mexico, and Kansas.

Commercial Finance

Our commercial finance products and services focus on serving clients requiring more specialized financial products and services on a national basis and across a variety of industries, with a particular focus on clients in the transportation industry. Our commercial finance products and services also include our TriumphPay platform and our insurance brokerage activities, which seek to further expand the product suite we are able to offer to clients in the transportation industry.

The combination of the commercial finance products we are able to offer our clients in the transportation industry, specifically over the road trucking, when coupled together with our other products and services, such as personal and small business checking, treasury management, and premium finance lending, position us to provide a complete suite of products and services to this market, ranging from owner-operators to sizable fleets, that we believe is unique in the market in which we operate.

Factored Receivables. We offer factoring services to our customers across a variety of industries, with a focus in transportation factoring.  In contrast to a lending relationship, in a factoring transaction we directly purchase the receivables generated by our clients at a discount to their face value. These transactions are structured to provide our clients with immediate liquidity to meet operating expenses when there is a mismatch between payments to our client for a good or service and the incurrence of operating costs required to provide such good or service. For example, in the transportation industry, invoices are typically paid 30 to 60 days after delivery whereas the truckers providing such transportation services require immediate funds to pay for fuel and other operating costs.

Our transportation factoring clients include small owner-operator trucking companies (one-to-four trucks), mid-sized fleets (5-to-50 trucks) and freight broker relationships whereby we manage all carrier payments on behalf of a broker client. Factoring for transportation businesses constituted approximately 77% of our total factoring portfolio at December 31, 2019, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. The features and pricing of our transportation factoring relationships vary by client type. Typically our smaller owner-operator relationships are structured as “non-recourse” relationships (i.e., we retain the credit risk associated with the ability of the account debtor on an invoice we purchase to ultimately make payment) and our larger relationships are structured as “recourse” relationships (i.e., our client agrees to repurchase from us any invoices for which payment is not ultimately received from the account debtor).

Our non-transportation factoring business targets small businesses with annual sales between $1 million and $50 million in industries such as manufacturing, distribution, and staffing.

Equipment Loans. We originate equipment loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, may be used in more than one type of business, and generally has broad resale markets. Core markets include transportation, construction, and waste. Our equipment loans are typically fully amortizing, fixed rate loans secured by the underlying collateral with a term of three to five years. Equipment lending to transportation clients constituted approximately 75% of our total equipment lending portfolio as of December 31, 2019. Equipment loans are reported within commercial loans in the notes to our consolidated financial statements.

Asset-Based Loans. We originate asset-based loans to borrowers to support general working capital needs. Our asset-based loan structure involves advances of loan proceeds against a “borrowing base,” which typically consists of accounts receivable, identified readily marketable inventory or other collateral of the borrower. The maximum amount a customer may borrow at any time is fixed as a percentage of the asset borrowing base. These loans typically bear interest at a floating rate comprised of LIBOR or the prime rate plus a premium and include certain other transaction fees, such as origination and unused line fees. We target asset-based loan facilities between $1 million and $20 million and originate asset-based loans across a variety of industries. Asset-based loans are reported within commercial loans in the notes to our consolidated financial statements.

Triumph Pay. As an additional commercial finance product and service in the transportation and logistics industries where we have substantial factoring expertise, we offer our TriumphPay platform as a payments solution to freight broker and shipper clients.  TriumphPay is a proprietary software platform that connects freight brokers and shippers with carriers to facilitate carrier payments.   This platform provides both fee income to us and generates additional factored receivables in our loan portfolio, as carriers registered on the platform may be offered a “Quick Pay” option whereby we offer to purchase their invoice at discount in exchange for payment in advance of the normal payment terms for such invoice.

Triumph Insurance Group. We provide insurance brokerage services through Triumph Insurance Group, an agency primarily focused on meeting the insurance needs of our commercial finance clients, particularly our factoring clients in the transportation industry and our equipment lending clients.

National Lending

Our national lending products include mortgage warehouse, liquid credit, and premium finance loans. These national lending products and services are offered on a nationwide basis and provide further asset diversification within our loan portfolio.

Mortgage Warehouse Facilities. Mortgage warehouse arrangements allow unaffiliated mortgage originators to close one-to-four family real estate loans in their own name and manage their cash flow needs until the loans are sold to investors. Although not bound by any legally binding commitment, when a purchase decision is made, we purchase a 100% interest in the mortgage loans originated by our mortgage banking company customers using a Purchase/Repurchase agreement. The mortgage banking company customer closes mortgage loans consistent with underwriting standards established by the Agencies (FNMA, FHLMC and GNMA) and approved investors and, once all pertinent documents are received, the mortgage note is delivered by the Company to the investor selected by the originator.

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

At December 31, 2019, maximum aggregate outstanding purchases ranged in size from $10 million to $150 million. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.

At December 31, 2019, the Company had 17 mortgage banking company customers with a maximum aggregate exposure of $970 million and an actual aggregate outstanding balance of $668 million. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio (LTV) of 84%, an average credit score of 712 and an average loan size of $230,769. These characteristics illustrate the low risk profile of loans purchased under the mortgage warehouse arrangements. To date, we have not experienced a loss on any of our mortgage warehouse loans. Through our commercial banking and treasury management functionality, we are able to offer our mortgage warehouse clients depository relationships focused on the servicing deposits generated in such businesses, further enhancing our core deposit portfolio.

Liquid Credit Loans. During 2019, we began purchasing broadly syndicated leveraged loans secured by a variety of collateral types. Given the highly liquid nature of these products, we are able to opportunistically scale this loan portfolio over time depending on opportunities in the syndicated loan market and other areas of our business. Liquid credit loans are reported within commercial loans in the notes to our consolidated financial statements.

Premium Finance Loans. We originate premium finance loans that provide customized premium financing solutions for the acquisition of property and casualty insurance coverage. In effect, these short term premium finance loans allow insureds to pay their insurance premiums over the life of the underlying policy, instead of paying the entire premium at the outset. Premium finance loans are reported within commercial loans in the notes to our consolidated financial statements.

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

Activities Closely Related to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries or furnishing services to or performing services for its subsidiaries. Bank holding companies also may engage in or acquire interests in companies that engage in a limited set of activities that are closely related to banking or managing or controlling banks. If a bank holding company has become a financial holding company (an “FHC”), as we have, it may engage in a broader set of activities, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity. FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. The Company has elected to be an FHC. To maintain FHC status, the bank holding company and all subsidiary depository institutions must be well managed and “well capitalized.” Additionally, all subsidiary depository institutions must have received at least a “Satisfactory” rating on their most recent Community Reinvestment Act (“CRA”) examination. Failure to meet these requirements may result in limitations on activities and acquisitions.

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

In addition, the Federal Reserve Supervisory Letter SR 09-4 provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by a bank holding company. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its dividends if: (i) the bank holding company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner. Capital rules and their implementing regulations also require a holding company to get the prior approval of the Federal Reserve prior to any redemption or repurchase of certain of its own equity securities.

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

The capital rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5%. The capital conservation buffer requirement began being phased in during January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until it was fully implemented in January 2019. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.

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

As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2019, the Company’s subsidiary bank exceeded the capital levels required to be deemed “well capitalized.”

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

In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On January 31, 2020, the Federal Reserve Board approved the issuance of a final rule (which becomes effective April 1, 2020) that clarifies and codifies the Federal Reserve’s standards for determining whether one company has control over another. The final rule establishes four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

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

The present and future dividend policy of TBK Bank is subject to the discretion of its board of directors. In determining whether to pay dividends to Triumph and, if made, the amount of the dividends, the board of directors of TBK Bank considers many of the same factors discussed above. TBK Bank cannot guarantee that it will have the financial ability to pay dividends to Triumph, or if dividends are paid, that they will be sufficient for Triumph to make distributions to stockholders. TBK Bank is not obligated to pay dividends.

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

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by both U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on future business and our earnings.

Employees

As of December 31, 2019, we had 1,107 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement.

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

We may be adversely impacted by the transition from LIBOR as a reference rate

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

We have loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, and product design. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

A substantial portion of our business is concentrated in the transportation industry and economic conditions or other factors negatively impacting the transportation industry could adversely affect our business and operations.

A substantial portion of our revenues are derived from the transportation industry, including our transportation factoring business, our TriumphPay operations, and our equipment finance lending focusing on the transportation sector. Given the concentration of such businesses in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our revenues, expose us to an increased risk of fraud or credit loss, or otherwise negatively impact our business. For example, reductions in economic activity reducing the volume of goods in commerce, changes in the spot rate market for transportation, and other factors impacting carriers in the over the road transportation business, such as the cost of insurance, may influence both the size of invoices we are able to purchase in our transportation business (both in traditional factoring as well as Quick Pay transactions being originated through TriumphPay) as well as the number of carriers engaged in this business and their utilization of available capacity. Negative trends in such items will directly correlate with a reduction in our net funds employed from transportation factored receivables and with reduced revenues from our factoring and TriumphPay operations. In addition, as negative factors in the transportation industry induce more financial stress on our clients in such businesses, we may experience an increased number of defaults in our equipment finance and other loans focused on this industry, as well as an increased risk of fraud, particularly in our factoring operations. For the year ended December 31, 2019, we estimate that 30 – 35 percent of our revenues were derived from the transportation industry, and as of December 31, 2019, 77% of our period end factored receivables portfolio consisted of invoices purchased from transportation clients. Growth of our businesses focused on the transportation industry, in particular our transportation factoring and TriumphPay operations, are a key strategic focus for the Company. The occurrence of any of such events as described above resulting from factors negatively impacting the transportation industry may have an adverse effect on our strategic plans, business, financial condition and results of operations.

Additional regulations and rule making impacting the transportation industry may have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our primary transportation factoring clients and adversely affect our factoring business.

Our primary transportation factoring clients are small-to-mid-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses or reduce the ability to generate revenue associated with owning or operating a trucking fleet. These regulations include rule making proposed by the Federal Motor Carrier Safety Administration of the United States Department of Transportation (“FMCSA”) under the Compliance, Safety, Accountability (“CSA”) initiative, maximum hours of service limitations imposed by the FMCSA, electronic log requirements, and regulations proposed by the federal Food and Drug Administration (“FDA”) requiring increased labeling and monitoring by carriers of any commodity transported that is regulated by the FDA. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our client base and may force some or all of these businesses out of the market. Such an occurrence could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

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

The growth in our TriumphPay operations may expose us to additional risks that could adversely affect our business and operations.

Our TriumphPay business, a software payments solution that links freight broker and shipper clients with carriers in the transportation industry, has experienced significant year over year growth. Annual payments processed through the platform were $328.4 million for the fiscal year ended December 31, 2018 and $975.1 million for the fiscal year ended December 31, 2019, an increase of $646.7 million. Growth of our TriumphPay platform is a key strategic focus for the Company and we anticipate that growth in this product will continue during this and future fiscal years. Such growth in the volume of transactions being processed through this platform may expose us to operational and other risks, as this software platform consists of newly developed technology that is subject to continuous and ongoing innovation and improvement. Should such software fail to operate as designed, the transactions scheduled to be processed through the system may not be consummated as intended and we may be exposed to financial and reputational risks. We are also subject to risks that competitors may develop, or continue to develop existing, technologies that compete with us. Such competitive products may be deemed by our current or potential future clients to be superior to our TriumphPay product, and such competitive products may improve and innovate faster than we are able to improve and innovate TriumphPay, in which event we may be subject to reduced adoption of TriumphPay going forward, as well as the loss of existing clients on the platform.

In addition, our TriumphPay operations consist of us making a significant volume of invoice payments on behalf of individual broker and shipper clients, and we may have exposure related to the financial solvency of such entities, particularly to the extent we directly acquire the invoices of such entities through engaging in QuickPay transactions with the carrier payees in such transactions. Although we have historically had this type of credit exposure to account debtors for transportation invoices due to our transportation factoring operations, our exposures of this type, related to TriumphPay clients, may be more concentrated given the volume of payments we will handle for such individual TriumphPay clients, as well as the overlap with additional invoices of such entities purchased in our traditional transportation factoring operations. Although we actively monitor our concentration exposures to such entities on an aggregate basis, a failure of such TriumphPay freight broker or shipper clients may expose us to a greater risk of loss than we have historically been subject to given our concentrations with such entities.

Lack of seasoning in portions of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past several years, certain portions of our loan portfolio are of relatively recent origin. Loans may not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because such portions of our portfolio are relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.

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

At December 31, 2019, we had a total of approximately $44.1 million of nonperforming assets or approximately 0.87% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.

At December 31, 2019, the amount of OREO we held totaled $3.0 million. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate, likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have a material adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.

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

Our ALLL may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

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

As of December 31, 2019, our ALLL as a percentage of total loans was 0.69% and as a percentage of total nonperforming loans was 71.63%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ALLL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ALLL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.

Further, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our fiscal year beginning on January 1, 2020. This standard, referred to as ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis, such as our loans held for investment, and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

Acquisitions may disrupt our business and dilute stockholder value. We may not be able to overcome the integration, costs and other risks associated with our recently completed and possible future acquisitions, which could adversely affect our growth and profitability.

We have historically engaged in acquisitions and we may engage in acquisitions in the future. Such transactions have historically, and may in the future, involve substantial transaction expenses and expenses associated with integrating the operations of the acquired businesses with our operations. These expenses may exceed the savings that we expect to receive from the elimination of duplicative expenses and the realization of economies of scale. We may fail to realize some or all of the anticipated benefits of our previously completed and possible future acquisitions if the integration process for these acquisitions takes longer or is more costly than expected or otherwise fails to meet our expectations. Such integration processes will be a time-consuming and expensive process that could significantly disrupt our existing services, even if effectively and efficiently planned and implemented.

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

Our acquisition history and any future acquisitions may make it difficult for investors to evaluate our business, financial condition and results of operations and also impairs our ability to accurately forecast our future performance.

We have grown historically through multiple acquisitions. On October 15, 2013, we acquired National Bancshares, Inc. and its banking subsidiary, THE National Bank, N.A., which represented a significant portion of our total operations immediately following such acquisition. On August 1, 2016, we completed our acquisition of ColoEast Bankshares, Inc. and its wholly owned subsidiary bank, Colorado East Bank & Trust. In 2017, we acquired nine branches in Colorado from Independent Bank Group, Inc.’s banking subsidiary, Independent Bank, on October 6, 2017, and we acquired Valley Bancorp, Inc. and its subsidiary bank, Valley Bank & Trust, effective December 9, 2017. In 2018, we acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s accounts receivable factoring business and other related financial services on June 2, 2018, and we acquired First Bancorp of Durango, Inc. and its two community banking subsidiaries, The First National Bank of Durango and Bank of New Mexico, and Southern Colorado Corp. (“SCC”) and its community banking subsidiary, Citizens Bank of Pagosa Springs, effective September 8, 2018. In addition, we may engage in acquisitions in the future. Our previous acquisitions may make it more difficult for investors to evaluate historical trends in our financial results and operating performance, as the impact of such acquisitions make it more difficult to identify organic trends that would be reflected absent such acquisitions. Consequently, predictions and forecasts about our future revenue and expense may be impacted by future acquisitions, the terms of such acquisitions, and the specific attributes of the acquired companies, each of which are subject to factors outside of our control and which may vary materially depending on any future acquisition targets ultimately pursued. Thus, any predictions or forecasts about our future operations may not be as accurate as they would be if we were to grow purely on an organic basis.

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

As of December 31, 2019, approximately $1.077 billion, or 28.4%, of our deposits consisted of interest bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

Historically, our loan portfolio has grown at a faster rate than our ability to organically grow transactional deposits in our community banking markets, and we have offset this trend in part through acquiring additional banks with excess liquidity. We have recently expanded our efforts to grow transactional deposits organically. If our historical loan growth were to continue and we are unable to successfully grow transactional deposits organically or through mergers and acquisitions we will likely be required to rely on higher cost sources of funding, such as certificates of deposit, to fund continued loan growth, which could have an adverse effect on our business, financial condition and results of operations.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

The fair value of our investment securities can fluctuate due to factors outside of our control and impairment of investment securities could require charges to earnings, which could result in a negative impact on our results of operations.

As of December 31, 2019, the fair value of our investment securities portfolio was approximately $261.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.

ASU 2016-13, will change the impairment model for investment securities classified as available for sale (“AFS”). Under the new impairment model, an AFS investment security is considered impaired when it experiences a decline in fair value below its amortized cost basis. At each measurement date, we will determine how much of the decline in fair value below amortized cost basis is due to credit-related factors and how much of the decline is due to noncredit-related factors. Credit-related impairment will be recognized as an allowance on our balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes.

Whether we establish an allowance for credit losses on an AFS investment security will depend on whether we expect to realize the total value of the security by collecting the contractual cash flows. The process for determining whether or not an AFS investment security’s decline in fair value below its amortized cost basis is credit-related will require complex, subjective judgments including, but not limited to, the extent to which the fair value is less than the amortized cost basis, any adverse conditions specifically related to the investment security (including changes to its industry and geographic area), the payment structure of the investment security, failure of the issuer of the investment security to make scheduled payments of principal and interest, and any changes to the rating of the investment security by a rating agency.

Impairment of goodwill, other intangible assets or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2019, we had goodwill of $158.7 million, representing approximately 25% of total equity.

The Company's intangible assets primarily relate to core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. A triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2019, we had intangible assets of $31.5 million, representing approximately 5% of total equity.

In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2019 all but $0.3 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2019, net deferred tax assets were approximately $3.8 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

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

In the course of our business, we may purchase real estate in connection with a future acquisition, or we may foreclose on and take title to real estate that serves as collateral on loans we make. As a result, we could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

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

Additionally, as a result of our past acquisitions, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair value. If our assumptions are incorrect, any resulting change or modification could have an adverse effect on our business, financial condition and results of operations.

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

We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems, compliance failures, business continuation and disaster recovery issues and other external events. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.

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

Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in its computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

Cyber attacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties, or other security breaches, and could result in the destruction or exfiltration of data and systems. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of our systems, business applications and customer information, such disruptions may still give rise to interruptions in service to customers and loss or liability to us, including loss of customer data. Like other financial services firms, we and our third party providers continue to be the subject of cyber attacks. Although to this date we have not experienced any material losses or other material consequences related to cyber attacks to date, future cyber attacks could be more disruptive and damaging, and we may not be able to anticipate or prevent all such attacks. Further, cyber attacks may not be detected in a timely manner.

Cyber attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom it does business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of its confidential information, intellectual property, funds, and/or those of its customers; or damage to our, our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.

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

We currently hold investments in certain CLO subordinated notes or preference shares or other CLO securities, and may continue to make such investments in the future. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of CLOs could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral. As of December 31, 2019, we had investments with a carrying amount of $8.4 million in the subordinated notes of three CLOs.

In addition, we have historically, and may in the future, invest in the subordinated notes or preference shares of CLO warehouse financing structures. Such investments will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the subordinate note or preference share investors in such CLO warehouse would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all. We did not hold any CLO warehouse investments as of December 31, 2019.

Risks Relating to the Regulation of Our Industry

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment in which we operate.

As a financial holding company, we are subject to federal supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. There are laws and regulations which restrict transactions between us and our subsidiaries. These requirements may constrain our operations and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition, results of operations and future prospects. Also, the burden imposed by those federal and state regulations may place banks in general and the Company in particular, at a competitive disadvantage compared to less regulated competitors.

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

Bank holding companies and financial institutions are extensively regulated and face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. We cannot assure our stockholders that such future changes will not have an adverse effect on our business, financial condition and results of operations.

Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations to the Company. Compliance with current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance. Additionally, evolving regulations and guidance concerning executive compensation may impose limitations on us that affect our ability to compete successfully for executive and management talent.

The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The ongoing broad rulemaking powers of the CFPB and its UDAAP authority have the potential to have a significant impact on the operations of financial institutions offering consumer financial products or services. If the CFPB’s actions related to current and proposed regulations limit our ability to provide financial products or services, it may have an adverse effect on our business.

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

The deposits of our bank subsidiary are insured by the FDIC up to legal limits and, accordingly, subject our bank subsidiary to the payment of FDIC deposit insurance assessments. The bank’s regular assessments are based on our bank subsidiary’s average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

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

Future acquisitions generally will require regulatory approvals.

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

Such regulators could deny our application based on the above criteria or other considerations or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell banking centers as a condition to receiving regulatory approvals and such a condition may not be acceptable to us or may reduce the benefit of any acquisition. In addition, we may be required to make certain capital commitments to our regulators in connection with any acquisition. The existence of such capital requirements, or the failure to meet any such requirements, may have a material adverse effect on our stockholders.

Future legislation or actions could harm our competitive position.

In addition to the enactment of the Dodd-Frank Act, various legislative bodies have considered or may consider legislation that could change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business; limit or expand permissible activities; or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it or any regulations would have on our activities, financial condition or results of operations.

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2019, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

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

The Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any future acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have an adverse effect on our business, financial condition and results of operations.

There are substantial regulatory limitations on changes of control of a bank holding company.

With certain limited exceptions, federal regulations prohibit a person, a company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to become bank holding companies, subject to regulatory supervision. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

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

Our principal source of funds to pay dividends on our common and preferred stock and service any of our obligations are dividends received directly from our subsidiaries. A substantial percentage of our current operations are currently conducted through our bank subsidiary. As is the case with all financial institutions, the profitability of our bank subsidiary is subject to the fluctuating cost and availability of money and changes in interest rates and in economic conditions in general. In addition, various federal and state statutes limit the amount of dividends that our bank subsidiary may pay to us, with or without regulatory approval.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.

As of December 31, 2019, TBK Bank operates ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois and eight branches throughout northern and central Illinois in our Midwest division, seven branches in Colorado and three branches in New Mexico in our Mountain Division, thirty branches in Colorado and two branches in western Kansas in our Western division, and three loan production offices in Colorado and one loan production office in Missouri. TBK Bank also operates from our corporate office facility in Dallas, Texas which includes an additional branch office limited to deposit gathering activities. We lease twelve of these offices and own the remaining fifty-three. Our owned offices are freestanding permanent facilities and the leased offices are part of larger retail facilities. Most of TBK Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TBK.” At February 6, 2020, there were 24,605,453 shares outstanding and 366 stockholders of record for the Company’s common stock.

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

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2014 through December 31, 2019, with the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes an initial investment of $100 in the Company’s common stock, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Triumph Bancorp, Inc.	$100.00	$121.77	$192.99	$232.47	$219.19	$280.59
Nasdaq Global Select Market Index	100.00	106.11	114.16	146.62	141.23	191.51
Nasdaq Bank Index	100.00	106.63	143.97	149.02	122.35	148.32

Recent sales of unregistered equity securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

On October 29, 2018, the Company announced that its board of directors had authorized the Company to repurchase up to $25,000,000 of the Company’s outstanding common stock. On July 17, 2019, the Company’s board of directors authorized the Company to repurchase up to an additional $25,000,000 of the Company’s outstanding common stock. During the nine months ended September 30, 2019, the Company repurchased 1,688,234 shares into treasury stock at an average price of $29.56 for a total of $49.9 million, effectively completing both of these stock repurchase programs.

On October 16, 2019 the Company’s board of directors authorized the Company to repurchase up to an additional $50.0 million of the Company’s outstanding common stock. The Company may repurchase these shares from time to time in open market transactions or through privately negotiated transactions at the Company’s discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. This repurchase program is authorized for a period of up to one year and does not require the Company to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion. The following repurchases were made under this program during the fourth quarter of 2019:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2019 - October 31, 2019	—	$—	—	$50,000,000
November 1, 2019 - November 30, 2019	114,344	35.81	114,344	45,902,000
December 1, 2019 - December 31, 2019	278,213	37.05	278,213	35,586,000
Total	392,557	$36.69	392,557	35,586,000

During the period from January 1, 2020 through February 6, 2020, the Company has repurchased 366,482 shares into treasury stock under this program at an average price of $39.71.

ITEM 6. SELECTED FINANCIAL DATA.

Certain historical consolidated financial data as of and for each of the years in the five year period ended December 31, 2019 is derived from our audited historical consolidated financial statements. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Income Statement Data:
Interest income	$311,153	$262,976	$177,224	$124,492	$98,760
Interest expense	55,250	35,926	21,540	12,134	8,109
Net interest income	255,903	227,050	155,684	112,358	90,651
Provision for loan losses	7,942	16,167	11,628	6,693	4,529
Net interest income after provision	247,961	210,883	144,056	105,665	86,122
Gain on sale of subsidiary or division	—	1,071	20,860	—	—
Bargain purchase gain	—	—	—	—	15,117
Other noninterest income	31,569	21,899	19,796	20,956	18,180
Noninterest income	31,569	22,970	40,656	20,956	33,297
Noninterest expense	204,084	167,353	123,614	93,112	81,865
Net income before income taxes	75,446	66,500	61,098	33,509	37,554
Income tax expense	16,902	14,792	24,878	12,809	8,421
Net income	58,544	51,708	36,220	20,700	29,133
Dividends on preferred stock	—	(578)	(774)	(887)	(780)
Net income available to common stockholders	$58,544	$51,130	$35,446	$19,813	$28,353

Balance Sheet Data:
Total assets	$5,060,297	$4,559,779	$3,499,033	$2,641,067	$1,691,313
Cash and cash equivalents	197,880	234,939	134,129	114,514	105,277
Investment securities	262,674	349,954	264,166	304,381	163,169
Loans held for sale	2,735	2,106	—	—	1,341
Loans held for investment, net	4,165,420	3,581,073	2,792,108	2,012,219	1,279,318
Total liabilities	4,423,707	3,923,172	3,107,335	2,351,722	1,423,275
Noninterest bearing deposits	809,696	724,527	564,225	363,351	168,264
Interest bearing deposits	2,980,210	2,725,822	2,057,123	1,652,434	1,080,686
FHLB advances	430,000	330,000	365,000	230,000	130,000
Subordinated notes	87,327	48,929	48,828	48,734	—
Junior subordinated debentures	39,566	39,083	38,623	32,740	24,687
Total stockholders’ equity	636,590	636,607	391,698	289,345	268,038
Preferred stockholders' equity	—	—	9,658	9,746	9,746
Common stockholders' equity (1)	636,590	636,607	382,040	279,599	258,292

	As of and for the years ended December 31,
	2019	2018	2017	2016	2015
Per Share Data:
Basic earnings per common share	$2.26	$2.06	$1.85	$1.11	$1.60
Diluted earnings per common share	$2.25	$2.03	$1.81	$1.10	$1.57
Book value per share	$25.50	$23.62	$18.35	$15.47	$14.34
Tangible book value per share (1)	$17.88	$16.22	$15.29	$12.89	$12.79
Shares outstanding end of period	24,964,961	26,949,936	20,820,445	18,078,247	18,018,200
Weighted average shares outstanding - basic	25,941,395	24,791,448	19,133,745	17,856,828	17,720,479
Weighted average shares outstanding - diluted	26,060,005	25,480,513	20,000,288	18,053,531	18,524,889

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$2.25	$2.21	$1.37	$1.17	$0.80
Adjusted weighted average shares outstanding - diluted	26,060,005	25,480,513	20,000,288	18,729,882	17,848,538

Performance ratios:
Return on average assets	1.23%	1.33%	1.27%	1.00%	1.89%
Return on average total equity	9.04%	9.24%	10.66%	7.33%	11.31%
Return on average common equity	9.04%	9.27%	10.73%	7.29%	11.44%
Return on average tangible common equity (1)	12.93%	11.90%	12.50%	8.37%	12.98%
Yield on loans(2)	7.75%	8.07%	7.55%	7.71%	8.62%
Cost of interest bearing deposits	1.40%	1.02%	0.78%	0.70%	0.67%
Cost of total deposits	1.12%	0.80%	0.62%	0.59%	0.58%
Cost of total funds	1.36%	1.09%	0.86%	0.68%	0.64%
Net interest margin(2)	5.92%	6.35%	5.92%	5.91%	6.49%
Efficiency ratio	70.99%	66.94%	62.96%	69.84%	66.05%
Adjusted efficiency ratio (1)	70.99%	64.43%	66.55%	68.63%	73.59%
Net noninterest expense to average assets	3.61%	3.70%	2.92%	3.47%	3.16%
Adjusted net noninterest expense to average total assets (1)	3.61%	3.55%	3.41%	3.39%	4.03%

Asset Quality ratios(3):
Past due to total loans	2.19%	2.41%	2.33%	3.61%	2.41%
Nonperforming loans to total loans	0.97%	1.00%	1.38%	2.23%	1.03%
Nonperforming assets to total assets	0.87%	0.84%	1.39%	1.98%	1.10%
ALLL to nonperforming loans	71.63%	76.47%	48.41%	34.00%	94.10%
ALLL to total loans	0.69%	0.76%	0.67%	0.76%	0.97%
Net charge-offs to average loans	0.17%	0.23%	0.28%	0.25%	0.07%

Capital ratios:
Tier 1 capital to average assets	10.03%	11.08%	11.80%	10.85%	16.56%
Tier 1 capital to risk-weighted assets	10.29%	11.49%	11.15%	11.85%	18.23%
Common equity Tier 1 capital to risk-weighted assets	9.46%	10.55%	9.70%	10.18%	16.23%
Total capital to risk-weighted assets	12.76%	13.35%	13.21%	14.60%	19.11%
Total stockholders' equity to total assets	12.58%	13.96%	11.19%	10.96%	15.85%
Tangible common stockholders' equity ratio (1)	9.16%	10.03%	9.26%	8.98%	13.85%

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

(2)	Performance ratios include discount accretion on purchased loans for the periods presented as follows:
	For the years ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Loan discount accretion	$5,568	$8,296	$7,071	$7,363	$4,651

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

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Total stockholders' equity	$636,590	$636,607	$391,698	$289,345	$268,038
Preferred stock liquidation preference	—	—	(9,658)	(9,746)	(9,746)
Total common stockholders' equity	636,590	636,607	382,040	279,599	258,292
Goodwill and other intangibles	(190,286)	(199,417)	(63,778)	(46,531)	(27,854)
Tangible common stockholders' equity	$446,304	$437,190	$318,262	$233,068	$230,438
Common shares outstanding	24,964,961	26,949,936	20,820,445	18,078,247	18,018,200
Tangible book value per share	$17.88	$16.22	$15.29	$12.89	$12.79

Total assets at end of period	$5,060,297	$4,559,779	$3,499,033	$2,641,067	$1,691,313
Goodwill and other intangibles	(190,286)	(199,417)	(63,778)	(46,531)	(27,854)
Adjusted total assets at period end	4,870,011	4,360,362	3,435,255	2,594,536	1,663,459
Tangible common stockholders' equity ratio	9.16%	10.03%	9.26%	8.98%	13.85%

Net income available to common stockholders	$58,544	$51,130	$35,446	$19,813	$28,353
Gain on sale of subsidiary or division	—	(1,071)	(20,860)	—	—
Bargain purchase gain	—	—	—	—	(15,117)
Transaction related costs	—	6,965	2,013	1,618	243
Incremental bonus related to transaction	—	—	4,814	—	1,750
Escrow recovery from DHF	—	—	—	—	(300)
Tax effect of adjustments	—	(1,401)	5,153	(251)	(592)
Adjusted net income available to common stockholders	$58,544	$55,623	$26,566	$21,180	$14,337
Dilutive effect of convertible preferred stock	—	578	774	783	—
Adjusted net income available to common stockholders - diluted	$58,544	$56,201	$27,340	$21,963	$14,337

Weighted average shares outstanding - diluted	26,060,005	25,480,513	20,000,288	18,053,531	18,524,889
Adjusted effects of assumed Preferred Stock conversion	—	—	—	676,351	(676,351)
Adjusted weighted average shares outstanding - diluted	26,060,005	25,480,513	20,000,288	18,729,882	17,848,538
Adjusted diluted earnings per common share	$2.25	$2.21	$1.37	$1.17	$0.80

Average total stockholders' equity	$647,726	$559,450	$339,911	$282,416	$257,550
Average preferred stock liquidation preference	—	(7,885)	(9,687)	(10,580)	(9,745)
Average total common stockholders' equity	647,726	551,565	330,224	271,836	247,805
Average goodwill and other intangibles	(194,905)	(121,820)	(46,663)	(35,176)	(29,413)
Average tangible common equity	$452,821	$429,745	$283,561	$236,660	$218,392

Net income available to common stockholders	$58,544	$51,130	$35,446	$19,813	$28,353
Average tangible common equity	452,821	429,745	283,561	236,660	218,392
Return on average tangible common equity	12.93%	11.90%	12.50%	8.37%	12.98%

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Adjusted efficiency ratio:
Net interest income	$255,903	$227,050	$155,684	$112,358	$90,651
Noninterest income	31,569	22,970	40,656	20,956	33,297
Operating revenue	287,472	250,020	196,340	133,314	123,948
Gain on sale of subsidiary or division	—	(1,071)	(20,860)	—	—
Bargain purchase gain	—	—	—	—	(15,117)
Escrow recovery from DHF	—	—	—	—	(300)
Adjusted operating revenue	$287,472	$248,949	$175,480	$133,314	$108,531

Noninterest expenses	$204,084	$167,353	$123,614	$93,112	$81,865
Transaction related costs	—	(6,965)	(2,013)	(1,618)	(243)
Incremental bonus related to transaction	—	—	(4,814)	—	(1,750)
Adjusted noninterest expenses	$204,084	$160,388	$116,787	$91,494	$79,872
Adjusted efficiency ratio	70.99%	64.43%	66.55%	68.63%	73.59%

Adjusted net noninterest expense to average assets ratio:
Noninterest expenses	$204,084	$167,353	$123,614	$93,112	$81,865
Transaction related costs	—	(6,965)	(2,013)	(1,618)	(243)
Incremental bonus related to transaction	—	—	(4,814)	—	(1,750)
Adjusted noninterest expense	204,084	160,388	116,787	91,494	79,872
Noninterest income	31,569	22,970	40,656	20,956	33,297
Gain on sale of subsidiary or division	—	(1,071)	(20,860)	—	—
Bargain purchase gain	—	—	—	—	(15,117)
Escrow recovery from DHF	—	—	—	—	(300)
Adjusted noninterest income	31,569	21,899	19,796	20,956	17,880
Adjusted net noninterest expenses	$172,515	$138,489	$96,991	$70,538	$61,992
Average total assets	$4,773,652	$3,900,728	$2,844,916	$2,079,756	$1,537,856
Adjusted net noninterest expense to average assets ratio	3.61%	3.55%	3.41%	3.39%	4.03%

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the bank and non-bank financial services industries, nationally and within our local market areas;
•	our ability to mitigate our risk exposures;
•	our ability to maintain our historical earnings trends;
•	changes in management personnel;
•	interest rate risk;
•	concentration of our products and services in the transportation industry;
•	credit risk associated with our loan portfolio;
•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	time and effort necessary to resolve nonperforming assets;
•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	risks related to the integration of acquired businesses and any future acquisitions;
•

our ability to successfully identify and address the risks associated with our possible future acquisitions, and the risks that our prior and possible future acquisitions make it more difficult for investors to evaluate our business, financial condition and results of operations, and impairs our ability to accurately forecast our future performance;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Cautionary Note Regarding Forward-Looking Statements” section above.

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions, and national lending product lines that further diversify our lending operations. Our traditional banking offerings include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include factoring, asset-based lending, and equipment lending products offered on a nationwide basis. Our national lending product lines provide further asset base diversification and include mortgage warehouse, liquid credit, and premium finance offered on a nationwide basis. As of December 31, 2019, we had consolidated total assets of $5.060 billion, gross loans held for investment of $4.195 billion, total deposits of $3.790 billion and total stockholders’ equity of $636.6 million.

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio. These products include our factoring services, provided principally in the transportation sector, our asset-based lending and equipment finance products. Our aggregate outstanding balances for these products increased $66.6 million, or 5.6% to $1.250 billion as of December 31, 2019, due to organic growth. The following table sets forth our commercial finance product lines:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Commercial finance
Commercial - Equipment	$461,555	$352,037
Commercial - Asset-based lending	168,955	214,110
Factored receivables	619,986	617,791
Total commercial finance loans	$1,250,496	$1,183,938

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

(Dollars in thousands)	December 31, 2019	December 31, 2018
National lending
Mortgage warehouse	$667,988	$313,664
Commercial - Liquid credit	81,353	963
Commercial - Premium finance	101,015	72,302
Total national lending loans	$850,356	$386,929

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. We have determined our reportable segments are Banking, Factoring, and Corporate. For the year ended December 31, 2019, our banking segment generated 69% of our total revenue (comprised of interest and noninterest income), our factoring segment generated 30% of our total revenue, and our corporate segment generated 1% of our total revenue. On March 31, 2017, we sold our 100% membership interest in Triumph Capital Advisors, LLC (“TCA”) and discontinued fee based asset management services. TCA operations for the year ended December 31, 2017 are reflected in our Corporate segment, along with the gain on sale of our membership interest in TCA.

2019 Overview

Net income available to common stockholders for the year ended December 31, 2019 was $58.5 million, or $2.25 per diluted share, compared to net income available to common stockholders for the year ended December 31, 2018 of $51.1 million, or $2.03 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $55.6 million, or $2.21 per diluted share, for the year ended December 31, 2018. There were no merger and acquisition related activities during the year ended December 31, 2019. For the year ended December 31, 2019, our return on average common equity was 9.04% and our return on average assets was 1.23%.

At December 31, 2019, we had total assets of $5.060 billion, including gross loans held for investment of $4.195 billion, compared to $4.560 billion of total assets and $3.609 billion of gross loans held for investment at December 31, 2018. Organic loan growth totaled $585.9 million during the year ended December 31, 2019. Our commercial finance loans increased from $1.184 billion in aggregate as of December 31, 2018 to $1.250 billion as of December 31, 2019, an increase of 5.6%, and constitute 30% of our total loan portfolio at December 31, 2019. Our national lending lines increased from $386.9 million in aggregate as of December 31, 2018 to $850.4 million as of December 31, 2019, an increase of 119.8%, and constitute 20% of our total loan portfolio at December 31, 2019. Our community bank lending lines increased from $2.038 billion in aggregate as of December 31, 2018 to $2.094 billion as of December 31, 2019, an increase of 2.7%, and constitute 50% of our total loan portfolio at December 31, 2019.

At December 31, 2019, we had total liabilities of $4.424 billion, including total deposits of $3.790 billion, compared to $3.923 billion of total liabilities and $3.450 billion of total deposits at December 31, 2018. Deposits increased $339.6 million during the year ended December 31, 2019.

At December 31, 2019 and 2018, we had total stockholders' equity of $636.6 million. The increase in total equity from our net income for the year ended December 31, 2019 was offset by common stock repurchased during the period. Capital ratios remained strong with holding company Tier 1 capital and total capital to risk weighted assets ratios of 10.29% and 12.76%, respectively, at December 31, 2019.

For the year ended December 31, 2019, TriumphPay processed 874,790 invoices paying 66,218 distinct carriers a total of $975.1 million.

2019 Items of Note

Warehouse Solutions Inc. Investment

On October 17, 2019, we made a minority equity investment of $8 million in Warehouse Solutions Inc. (“WSI”), purchasing 8% of the common stock of WSI and receiving warrants to purchase an additional 10% of the common stock of WSI upon exercise of the warrants at a later date. WSI provides technology solutions to help reduce supply chain costs for a global client base across multiple industries.

Stock Repurchase Program

On October 29, 2018, we announced that our board of directors had authorized us to repurchase up to $25.0 million of our outstanding common stock. On July 17, 2019, our board of directors authorized the repurchase of up to an additional $25.0 million of our outstanding common stock. On October 16, 2019 our board of directors authorized us to repurchase up to an additional $50.0 million of our outstanding common stock. We may repurchase these shares from time to time in open market transactions or through privately negotiated transactions at our discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of our common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. This repurchase program is authorized for a period of up to one year and does not require us to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at our discretion.

No repurchases were made under these programs during the year ended December 31, 2018; however, during the year ended December 31, 2019, we repurchased into treasury stock 2,080,791 shares at an average price of $30.90 for a total of $64.4 million.

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

Triumph Healthcare Finance

On January 19, 2018, we entered into an agreement to sell the assets of Triumph Healthcare Finance (“THF”) and exit the healthcare asset-based lending line of business. The sale was finalized on March 16, 2018 and resulted in a net pre-tax contribution to earnings for the three months ended March 31, 2018 of $1.1 million, or approximately $0.8 million net of tax.

For further information on the above transactions, see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Results of Operations

For discussion of the results of operations for the year ended December 31, 2018 compared with the year ended December 31, 2017, see Triumph’s 2018 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 12, 2019.

Fiscal year ended December 31, 2019 compared with year ended December 31, 2018

Net Income

We earned net income of $58.5 million for the year ended December 31, 2019 compared to $51.7 million for the year ended December 31, 2018, an increase of $6.8 million.

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

Excluding the tax-effected impact of the FBD, SCC and ICC transaction costs and the THF sale transaction, we earned adjusted net income of $56.2 million for the year ended December 31, 2018 compared to $58.5 million for the year ended December 31, 2019, an increase of $2.3 million. The adjusted increase was primarily the result of a $28.9 million increase in net interest income, an $8.2 million decrease in the provision for loan losses, and a $9.7 million increase in adjusted noninterest income. The adjusted increase was partially offset by a $43.8 million increase in adjusted noninterest expense and a $0.7 million increase in adjusted income tax expense.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	For the years ended December 31,
	2019			2018			2017
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Cash and cash equivalents	$137,615	$3,062	2.23%	$164,639	$3,289	2.00%	$124,802	$1,450	1.16%
Taxable securities	273,966	9,137	3.34%	191,644	4,962	2.59%	229,181	6,408	2.80%
Tax-exempt securities	59,018	1,337	2.27%	71,120	1,392	1.96%	28,984	415	1.43%
FHLB and other restricted stock	21,269	712	3.35%	18,013	507	2.81%	12,674	207	1.63%
Loans (1)	3,832,239	296,905	7.75%	3,131,324	252,826	8.07%	2,235,481	168,744	7.55%
Total interest earning assets	4,324,107	311,153	7.20%	3,576,740	262,976	7.35%	2,631,122	177,224	6.74%
Noninterest earning assets:
Cash and cash equivalents	80,206			66,325			39,497
Other noninterest earning assets	369,339			257,663			174,297
Total assets	$4,773,652			$3,900,728			$2,844,916
Interest bearing liabilities:
Deposits:
Interest bearing demand	593,178	1,492	0.25%	451,327	1,020	0.23%	331,023	526	0.16%
Individual retirement accounts	110,553	1,731	1.57%	108,170	1,348	1.25%	100,731	1,221	1.21%
Money market	433,922	5,752	1.33%	318,927	2,618	0.82%	209,229	509	0.24%
Savings	363,760	478	0.13%	281,995	279	0.10%	175,821	105	0.06%
Certificates of deposit	1,016,797	22,614	2.22%	809,321	11,994	1.48%	782,384	9,328	1.19%
Brokered deposits	348,523	8,158	2.34%	291,776	5,799	1.99%	87,395	1,393	1.59%
Total interest bearing deposits	2,866,733	40,225	1.40%	2,261,516	23,058	1.02%	1,686,583	13,082	0.78%
Subordinated notes	52,682	3,553	6.74%	48,877	3,351	6.86%	48,779	3,344	6.86%
Junior subordinated debentures	39,306	2,910	7.40%	38,845	2,741	7.06%	33,293	1,955	5.87%
Other borrowings	377,375	8,562	2.27%	354,036	6,776	1.91%	313,357	3,159	1.01%
Total interest bearing liabilities	3,336,096	55,250	1.66%	2,703,274	35,926	1.33%	2,082,012	21,540	1.03%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	723,682			605,863			408,729
Other liabilities	66,148			32,141			14,264
Total equity	647,726			559,450			339,911
Total liabilities and equity	$4,773,652			$3,900,728			$2,844,916
Net interest income		$255,903			$227,050			$155,684
Interest spread (2)			5.54%			6.02%			5.71%
Net interest margin (3)			5.92%			6.35%			5.92%

1.	Balance totals include respective nonaccrual assets.
2.	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
3.	Net interest margin is the ratio of net interest income to average interest earning assets.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	For the years ended December 31,
(Dollars in thousands)	2019	2018	2017
Average community banking	$2,158,683	$1,762,184	$1,281,550
Average commercial finance	1,190,651	1,065,657	759,839
Average national lending	482,905	303,483	194,092
Average total loans	$3,832,239	$3,131,324	$2,235,481
Community banking yield	5.87%	5.86%	5.81%
Commercial finance yield	12.23%	12.49%	11.15%
National lending yield	5.11%	5.41%	4.93%
Total loan yield	7.75%	8.07%	7.55%

We earned net interest income of $255.9 million for the year ended December 31, 2019 compared to $227.1 million for the year ended December 31, 2018, an increase of $28.8 million, or 12.7%, primarily driven by the following factors.

Interest income increased $48.2 million, or 18.3%, as a result of an increase in total average interest earning assets of $747.4 million, or 20.9%, which was attributable to a full-year impact of the FBD and SCC acquisitions which contributed $287.8 million of loans and $270.7 million of securities. We also experienced increased average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans, due to organic growth period over period. The increase is also attributable to growth in our factored receivable operations as a result of a full-year impact of the ICC acquisition. The average balance of our higher yielding commercial finance loans increased $125.0 million, or 11.7%, from $1.066 billion for the year ended December 31, 2018 to $1.191 billion for the year ended December 31, 2019 as a result of the full-year ICC acquisition impact and organic growth in our Equipment Finance portfolio. Additionally, our average mortgage warehouse lending balance was $370.4 million for the year ended December 31, 2019 compared to $242.9 million for the year ended December 31, 2018. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $5.6 million and $8.3 million for the years ended December 31, 2019 and 2018, respectively.

Interest expense increased $19.3 million, or 53.8%, as a result of growth in average customer deposits and other borrowings as well as higher average rates. Average total interest bearing deposits increased $605.2 million, or 26.8%, primarily due to a full-year impact of $674.7 million of customer deposits assumed in the FBD and SCC acquisitions. Excluding the acquired customer deposits, we also experienced growth in our certificates of deposit and brokered deposits as these higher cost deposit products were used to fund our growth period over period. In addition, our use of other interest bearing borrowings, consisting primarily of FHLB advances, was also increased to fund growth in our mortgage warehouse product.

Net interest margin decreased to 5.92% for the year ended December 31, 2019 from 6.35% for the year ended December 31, 2018, a decrease of 43 basis points or 6.8%.

The decrease in our net interest margin primarily resulted from an increase in our average cost of interest bearing liabilities of 33 basis points. This increase was caused by an increased use of higher rate certificates of deposit and brokered deposits to fund our growth period over period, and higher rates on short term and floating rate FHLB advances as a result of higher interest rates in the macro economy. This increase was partially offset by a change in the mix of our interest bearing deposits resulting from the full-year impact of lower cost customer deposits assumed in the FBD and SCC acquisitions.

Our net interest margin was also impacted by a decrease in yields on our interest earning assets of 15 basis points to 7.20% for the year ended December 31, 2019. This decrease was driven by a change in the overall mix within our loan portfolio period over period which drove a 32 basis point reduction in our loan yield to 7.75% for the same period. Our higher yielding average commercial finance products as a percentage of the average total loan portfolio decreased throughout the year from 34.0% for the year ended December 31, 2018 to 31.1% for the year ended December 31, 2019 contributing to the overall decrease in yield on our interest earning assets. In addition, our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, decreased as a percentage of the overall factoring portfolio to 77% at December 31, 2019 compared to 79% at December 31, 2018 and were also impacted by macroeconomic conditions in the transportation industry discussed below as part of our discussion of our Factoring Segment. Average factored receivables as a percentage of the total commercial finance portfolio increased from 48.3% for the year ended December 31, 2018 to 49.0% for the year ended December 31, 2019 partially offsetting the decrease in loan yields.

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

	Years ended December 31,
	2019 Compared to 2018			2018 Compared to 2017
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest earning assets:
Cash and cash equivalents	$374	$(601)	$(227)	$1,043	$796	$1,839
Taxable securities	1,429	2,746	4,175	(474)	(972)	(1,446)
Tax-exempt securities	219	(274)	(55)	152	825	977
FHLB stock	96	109	205	150	150	300
Loans	(10,225)	54,304	44,079	11,751	72,331	84,082
Total interest income	(8,107)	56,284	48,177	12,622	73,130	85,752
Interest bearing liabilities:
Interest bearing demand	115	357	472	222	272	494
Individual retirement accounts	346	37	383	34	93	127
Money market	1,610	1,524	3,134	1,209	900	2,109
Savings	92	107	199	69	105	174
Certificates of deposit	6,006	4,614	10,620	2,267	399	2,666
Brokered deposits	1,031	1,328	2,359	344	4,062	4,406
Total interest bearing deposits	9,200	7,967	17,167	4,145	5,831	9,976
Subordinated notes	(55)	257	202	—	7	7
Junior subordinated debentures	135	34	169	394	392	786
Other borrowings	1,256	530	1,786	2,838	779	3,617
Total interest expense	10,536	8,788	19,324	7,377	7,009	14,386
Change in net interest income	$(18,643)	$47,496	$28,853	$5,245	$66,121	$71,366

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses (the “ALLL”) at an appropriate level to absorb estimated incurred losses in the loan portfolio at the balance sheet date. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.

Our ALLL was $29.1 million as of December 31, 2019 versus $27.6 million as of December 31, 2018, representing an ALLL to total loans ratio of 0.69% and 0.76% respectively.

Our provision for loan losses was $7.9 million for the year ended December 31, 2019 compared to $16.2 million for the year ended December 31, 2018, a decrease of $8.3 million, or 51.2%.

The decreased provision for loan losses was the result of decreased net charge-offs, lower net new specific reserves, changes to the mix of our period end loan portfolio and more stable reserve rates during the year ended December 31, 2019. Net charge-offs decreased by $0.9 million to $6.4 million for the year ended December 31, 2019 from $7.3 million for the year ended December 31, 2018. Approximately $1.7 million and $0.9 million of the charge-offs for the years ended December 31, 2019 and December 31, 2018, respectively, had specific reserves previously recorded in a prior period. We recorded net new specific reserves of $2.2 million during the year ended December 31, 2019 compared to net new specific reserves of $2.8 million recorded during the year ended December 31, 2018.

Outstanding loans increased $585.9 million during the year ended December 31, 2019. Excluding the aforementioned impact of the FBD and SCC acquisitions, during the year ended December 31, 2018 outstanding loans increased $510.0 million from December 31, 2017. Historically, an increase in the ending balance of our loan portfolio has resulted in an increase to our ALLL and resulting provision for loan loss however, the change in the provision for loan losses was impacted by a change in the mix of our loan portfolio year over year. At December 31, 2019, a smaller percentage of our overall loan portfolio consisted of commercial finance loan products which tend to carry a higher ALLL as compared to our traditional community banking loan products and our mortgage warehouse lending product. This change in mix, as well as more stable reserve rates, resulted in lower provision for loan losses year over year.

Noninterest Income

The following table presents the major categories of noninterest income:

	Year ended December 31,			2019 Compared to 2018		2018 Compared to 2017
(Dollars in thousands)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Service charges on deposits	$7,132	$5,469	$4,181	$1,663	30.4%	$1,288	30.8%
Card income	7,873	6,514	3,822	1,359	20.9%	2,692	70.4%
Net OREO gains (losses) and valuation adjustments	351	(514)	(850)	865	168.3%	336	39.5%
Net gains (losses) on sale of securities	61	(272)	35	333	122.4%	(307)	(877.1%)
Fee income	6,441	5,150	2,503	1,291	25.1%	2,647	105.8%
Insurance commissions	4,219	3,492	2,981	727	20.8%	511	17.1%
Gain on sale of subsidiary or division	—	1,071	20,860	(1,071)	(100.0%)	(19,789)	(94.9%)
Asset management fees	—	—	1,717	—	—	(1,717)	(100.0%)
CLO warehouse investment income	—	—	2,226	—	—	(2,226)	(100.0%)
Other	5,492	2,060	3,181	3,432	166.6%	(1,121)	(35.2%)
Total noninterest income	$31,569	$22,970	$40,656	$8,599	37.4%	$(17,686)	(43.5%)

Noninterest income increased $8.6 million, or 37.4%. Noninterest income for the year ended December 31, 2018 was impacted by the realization of the $1.1 million gain associated with the sale of THF in the first quarter of 2018. Excluding the gain on sale of THF, we earned adjusted noninterest income of $21.9 million for the year ended December 31, 2018, resulting in an adjusted increase in noninterest income of $9.7 million, or 44.3%, period over period. The adjusted increase was primarily due to increased service charges on deposits, card income, and fee income. Changes in selected components of noninterest income for the year ended December 31, 2019 are discussed below.

•

Service Charges on Deposits. Service charges on deposit accounts, including overdraft and non-sufficient fund fees, increased $1.7 million, or 30.4%, primarily due to additional service charges associated with a full year of the increase in customer deposits due to the FBD and SCC acquisitions as well as organic growth in deposits during the year.

•

Card Income. Debit and credit card income increased $1.4 million, or 20.9%, primarily due to additional customer debit and credit card activity associated with the increase in issued cards resulting from the FBD and SCC acquisitions as well as cards issued to existing customers. This increase was offset by a $0.4 million incentive payment from our debit card provider for the achievement of certain growth goals recognized during the year ended December 31, 2018. No such incentive payment was recorded during the year ended December 31, 2019.

•

Net OREO gains (losses) and valuation adjustments. Net OREO gains (losses) and valuation adjustments, which represents gains and losses on loans transferred to OREO, gains and losses on the sale of OREO, and valuation adjustments recorded due to the subsequent change in fair value less costs to sell of OREO, reflect increased gains of $0.9 million. OREO activity on individual repossessed assets during the years ended December 31, 2019 and 2018 was not significant.

•

Fee income. Fee income increased $1.3 million, or 25.1%, primarily due to increased check and wire fees resulting from the FBD and SCC acquisitions as well as a full year to date impact of the ICC acquisition.

•

Other. Other noninterest income, including income associated with bank-owned life insurance and other miscellaneous activities increased $3.4 million, or 166.6%. The increase was driven by a $2.3 million increase in gain on sale of loans year over year. During the year ended December 31, 2019, we sold two loans acquired in previous bank acquisitions. The sales contributed $1.4 million to the overall $2.3 million increase in gain on sale year over year. There were no other significant increases or decreases in the components of other noninterest income period over period.

Noninterest Expense

The following table presents the major categories of noninterest expense:

	Year ended December 31,			2019 Compared to 2018		2018 Compared to 2017
(Dollars in thousands)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$112,862	$90,212	$72,696	$22,650	25.1%	$17,516	24.1%
Occupancy, furniture and equipment	18,196	14,023	9,833	4,173	29.8%	4,190	42.6%
FDIC insurance and other regulatory assessments	298	1,129	1,201	(831)	(73.6%)	(72)	(6.0%)
Professional fees	7,288	8,939	7,192	(1,651)	(18.5%)	1,747	24.3%
Amortization of intangible assets	9,131	6,980	5,201	2,151	30.8%	1,779	34.2%
Advertising and promotion	6,126	4,974	3,226	1,152	23.2%	1,748	54.2%
Communications and technology	20,976	18,270	8,843	2,706	14.8%	9,427	106.6%
Travel and entertainment	5,434	4,234	2,661	1,200	28.3%	1,573	59.1%
Other	23,773	18,592	12,761	5,181	27.9%	5,831	45.7%
Total noninterest expense	$204,084	$167,353	$123,614	$36,731	21.9%	$43,739	35.4%

Noninterest expense increased $36.7 million, or 21.9%. Noninterest expense for the year ended December 31, 2018 was impacted by $1.1 million of transaction costs associated with the ICC acquisition and $5.9 million of transaction costs associated with the FBD and SCC transactions. Excluding transaction costs, we incurred adjusted noninterest expense of $160.4 million for the year ended December 31, 2018, resulting in an adjusted net increase in noninterest expense of $43.7 million, or 27.2% period over period. Details of the more significant changes in the various components of noninterest expense for the year ended December 31, 2019 are discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $22.7 million, or 25.1%. We experienced a significant increase in the total size of our workforce as our average full-time equivalent employees were 1,118.8 and 959.5 for the years ended December 31, 2019 and 2018, respectively. Sources of this increased average headcount were primarily employees added through the aforementioned acquisitions. In addition, employees were hired to support growth in our operations. Other factors contributing to the increase in salaries and employee benefits include merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $4.2 million, or 29.8%, primarily due to expenses associated with the infrastructure and facilities added through the aforementioned acquisitions and growth in our overall operations.

•

FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments decreased $0.8 million, or 73.6%, primarily due to the application of a small bank credit by the FDIC during the year ended December 31, 2019.

•

Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, decreased $1.7 million, or 18.5% primarily due to $1.1 million of professional fees incurred in connection with the ICC acquisition and $1.4 million of professional fees incurred in connection with the FBD and SCC acquisitions during the year ended December 31, 2018 that were not incurred during the year ended December 31, 2019.

•

Amortization of intangible assets. Amortization of intangible assets increased $2.2 million, or 30.8%, primarily due to the full 2019 period impact of the addition of intangible assets resulting from the aforementioned acquisitions.

•

Advertising and promotion. Advertising and promotion expenses increased $1.2 million, or 23.2%, primarily due to advertising and brand-awareness activities in our branch network as well as various internal initiatives associated with the overall growth of operations.

•

Communications and Technology. Communications and technology expenses increased $2.7 million, or 14.8%, primarily as a result of increased usage and transaction volumes resulting from the aforementioned acquisitions as well as growth in our organic operations. Partially offsetting this increase was $3.1 million in information technology deconversion and termination fees related to our acquisition of FBD and SCC that were recognized during the year ended December 31, 2018. No such fees were incurred during the year ended December 31, 2019.

•	Travel and entertainment. Travel and entertainment expenses increased $1.2 million, or 28.3%, primarily due to increased travel in the normal course of business as a result of our expanded operations.

•

Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $5.2 million, or 27.9%, debit and credit card expense increased $0.8 million and software amortization expense increased $0.9 million primarily due to increased operations resulting from the aforementioned acquisitions as well as organic growth in the business. There were no other significant increases or decreases in the components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense increased $2.1 million, or 14.2%, from $14.8 million for the year ended December 31, 2018 to $16.9 million for the year ended December 31, 2019. The increase in income tax expense period over period is consistent with the increase in pre-tax income for the same periods. The effective tax rate was 22% for the years ended December 31, 2019 and 2018.

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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Year Ended December 31, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$211,742	$98,247	$1,164	$311,153
Intersegment interest allocations	11,294	(11,294)	—	—
Total interest expense	48,786	—	6,464	55,250
Net interest income (expense)	174,250	86,953	(5,300)	255,903
Provision for loan losses	5,533	2,486	(77)	7,942
Net interest income (expense) after provision	168,717	84,467	(5,223)	247,961
Noninterest income	26,875	4,727	(33)	31,569
Noninterest expense	148,620	51,780	3,684	204,084
Operating income (loss)	$46,972	$37,414	$(8,940)	$75,446

(Dollars in thousands)
Year Ended December 31, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$170,871	$90,092	$2,013	$262,976
Intersegment interest allocations	20,191	(20,191)	—	—
Total interest expense	29,834	—	6,092	35,926
Net interest income (expense)	161,228	69,901	(4,079)	227,050
Provision for loan losses	12,373	3,802	(8)	16,167
Net interest income (expense) after provision	148,855	66,099	(4,071)	210,883
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	18,364	3,483	52	21,899
Noninterest expense	119,283	43,495	4,575	167,353
Operating income (loss)	$49,007	$26,087	$(8,594)	$66,500

(Dollars in thousands)
Year Ended December 31, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$130,480	$45,346	$1,398	$177,224
Intersegment interest allocations	8,023	(8,023)	—	—
Total interest expense	16,240	—	5,300	21,540
Net interest income (expense)	122,263	37,323	(3,902)	155,684
Provision for loan losses	9,310	2,227	91	11,628
Net interest income (expense) after provision	112,953	35,096	(3,993)	144,056
Gain on sale of subsidiary or division	—	—	20,860	20,860
Other noninterest income	14,336	2,737	2,723	19,796
Noninterest expense	90,632	22,641	10,341	123,614
Operating income (loss)	$36,657	$15,192	$9,249	$61,098

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans held for investment	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans held for investment	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

Banking

(Dollars in thousands)	Years Ended December 31,			2019 Compared to 2018		2018 Compared to 2017
Banking	2019	2018	2017	$ Change	% Change	$ Change	% Change
Total interest income	$211,742	$170,871	$130,480	$40,871	23.9%	$40,391	31.0%
Intersegment interest allocations	11,294	20,191	8,023	(8,897)	(44.1%)	12,168	151.7%
Total interest expense	48,786	29,834	16,240	18,952	63.5%	13,594	83.7%
Net interest income (expense)	174,250	161,228	122,263	13,022	8.1%	38,965	31.9%
Provision for loan losses	5,533	12,373	9,310	(6,840)	(55.3%)	3,063	32.9%
Net interest income (expense) after provision	168,717	148,855	112,953	19,862	13.3%	35,902	31.8%
Gain on sale of subsidiary or division	—	1,071	—	(1,071)	(100.0%)	1,071	100.0%
Other noninterest income	26,875	18,364	14,336	8,511	46.3%	4,028	28.1%
Noninterest expense	148,620	119,283	90,632	29,337	24.6%	28,651	31.6%
Operating income (loss)	$46,972	$49,007	$36,657	$(2,035)	(4.2%)	$12,350	33.7%

Our Banking segment’s operating income decreased $2.0 million, or 4.2%.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our general commercial loans and commercial real estate loans. In addition, we acquired a combined $287.8 million of loans and $270.7 million of investment securities in our Banking segment as part of the FBD and SCC acquisitions which closed during the last month of the third quarter of 2018. Average loans in our Banking segment increased 23.7% from $3.035 billion for the year ended December 31, 2018 to $3.753 billion for the year ended December 31, 2019.

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

The decreased provision for loan losses at our Banking Segment was the result of decreased net charge-offs, lower net new specific reserves, and more stable reserve rates during the year ended December 31, 2019. Net charge-offs decreased by $1.7 million to $4.5 million for the year ended December 31, 2019 from $6.2 million for the year ended December 31, 2018. Approximately $1.7 million and $0.4 million of the charge-offs for the years ended December 31, 2019 and December 31, 2018 had specific reserves previously recorded in a prior period. We recorded net new specific reserves of $1.0 million during the year ended December 31, 2019 compared to net new specific reserves of $1.3 million recorded during the year ended December 31, 2018. Loans in our Banking segment grew at a faster organic pace for the year ended December 31, 2019 compared to the same period in 2018 however, this loan growth was primarily in mortgage warehouse lending and general commercial lending which carry a lower reserve rate than our commercial finance products. This change in mix, as well as more stable reserve rates, resulted in lower provision for loan losses year over year.

Noninterest income at our Banking segment increased primarily due to additional service charges, fee income and card income associated with the increase in customer deposit and credit/debit card accounts acquired in the FBD and SCC acquisitions. The increase in noninterest income year over year was partially offset by a $1.1 million pre-tax gain on the sale of THF during the first quarter of 2018.

Noninterest expense increased due to incremental costs associated with the growth in our Banking segment personnel and infrastructure in conjunction with our acquisitions of FBD and SCC, as well as personnel, facilities and infrastructure to support the continued organic growth in our lending operations. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase. The increase in noninterest expense year over year was partially offset by $4.6 million of transaction costs resulting from the FBD and SCC acquisitions.

Factoring

(Dollars in thousands)	Years Ended December 31,			2019 Compared to 2018		2018 Compared to 2017
Factoring	2019	2018	2017	$ Change	% Change	$ Change	% Change
Total interest income	$98,247	$90,092	$45,346	$8,155	9.1%	$44,746	98.7%
Intersegment interest allocations	(11,294)	(20,191)	(8,023)	8,897	44.1%	(12,168)	(151.7%)
Total interest expense	—	—	—	—	—	—	—
Net interest income (expense)	86,953	69,901	37,323	17,052	24.4%	32,578	87.3%
Provision for loan losses	2,486	3,802	2,227	(1,316)	(34.6%)	1,575	70.7%
Net interest income (expense) after provision	84,467	66,099	35,096	18,368	27.8%	31,003	88.3%
Noninterest income	4,727	3,483	2,737	1,244	35.7%	746	27.3%
Noninterest expense	51,780	43,495	22,641	8,285	19.0%	20,854	92.1%
Operating income (loss)	$37,414	$26,087	$15,192	$11,327	43.4%	$10,895	71.7%

	As of and for the Year Ended December 31,
	2019	2018	2017
Factored receivable period end balance	$573,372,000	$588,750,000	$346,293,000
Yield on average receivable balance	18.02%	18.43%	17.05%
Rolling twelve quarter annual charge-off rate	0.39%	0.37%	0.41%
Factored receivables - transportation concentration	81%	83%	84%

Interest income, including fees	$98,247,000	$90,092,000	$45,346,000
Noninterest income	4,727,000	3,483,000	2,737,000
Factored receivable total revenue	102,974,000	93,575,000	48,083,000
Average net funds employed	497,867,000	447,358,000	243,583,000
Yield on average net funds employed	20.68%	20.92%	19.74%

Accounts receivable purchased	$5,674,565,000	$5,119,527,000	$2,765,678,000
Number of invoices purchased	3,451,559	2,897,148	1,810,345
Average invoice size	$1,644	$1,767	$1,516
Average invoice size - transportation	$1,508	$1,662	$1,460
Average invoice size - non-transportation	$3,404	$2,906	$1,991

Our Factoring segment’s operating income increased $11.3 million, or 43.4%.

Our average invoice size decreased 7.0% from $1,767 for the year ended December 31, 2018 to $1,644 for the year ended December 31, 2019; however, the number of invoices purchased increased 19.1% period over period.

Net interest income increased due to an 11.3% increase in overall average net funds employed (“NFE”) during year ended December 31, 2019 compared to the same period in 2018. The increase in NFE was the result of a full-year impact of the ICC acquisition as well as organic growth in the factored receivables portfolio. However, the Company believes this growth was offset in part by a decrease in transportation demand during 2019 as compared to 2018 due to a combination of macroeconomic factors that caused record demand in the transportation sector in 2018. Demand appears to have settled into a more traditional pattern throughout 2019. These macroeconomic factors influenced invoice prices and utilization, both of which impact NFE and period end balances in our factoring portfolio. Prior to 2019, intersegment interest was calculated based on the Company’s prime rate. Beginning in 2019, intersegment interest expense is allocated to the Factoring segment based on lower Federal Home Loan Bank advance rates which also contributed to the increase in the Factoring segment’s net interest income. In addition to increased purchases and despite some macroeconomic headwinds, yield on average net funds employed was relatively flat period over period as a result of higher yielding clients in the ICC book, and to a lesser extent more balances on which fees are charged on days outstanding. Our transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances, as a percentage of the overall Factoring segment portfolio were down 2% year over year from 83% during the year ended December 31, 2018 to 81% during the year ended December 31, 2019.

The decrease in provision for loan losses was primarily the result of lower growth in the ending balance of the factored receivables portfolio during the year ended December 31, 2019 compared to the same period in 2018. The ending balance of the factored receivables portfolio at our Factoring segment contracted $15.4 million during the year ended December 31, 2019 compared to ending balance growth of $242.5 million over the same time period in 2018 driven by the acquisition of ICC. We experienced higher total net charge-offs of $2.0 million in the year ended December 31, 2019 compared to $1.1 million for the same period in 2018. We had reserves on 2018 charge-offs of $0.5 million that were established in the prior period. There were no reserves previously established on 2019 chargeoffs. The decrease in provision for loan losses was also impacted by a $0.3 million decrease in net new allowances on specific at-risk balances at our Factoring segment to $1.2 million during the year ended December 31, 2019 from $1.5 million net new allowances on specific at-risk balances during the year ended December 31, 2018.

The increase in noninterest expense was driven primarily by increased personnel, operating and technology costs incurred in connection with a full-year impact of the ICC acquisition and growth in our factoring portfolio, particularly the increase in number of invoices processed period over period. Reflected in our Factoring segment’s noninterest expense for the nine months ended September 30, 2018 is $1.1 million in transaction costs related to the ICC acquisition. The increase in noninterest income was also the result of continued growth in our factoring operations.

Corporate

(Dollars in thousands)	Years Ended December 31,			2019 Compared to 2018		2018 Compared to 2017
Corporate	2019	2018	2017	$ Change	% Change	$ Change	% Change
Total interest income	$1,164	$2,013	$1,398	$(849)	(42.2%)	$615	44.0%
Intersegment interest allocations	—	—	—	—	—	—	—
Total interest expense	6,464	6,092	5,300	372	6.1%	792	14.9%
Net interest income (expense)	(5,300)	(4,079)	(3,902)	(1,221)	(29.9%)	(177)	(4.5%)
Provision for loan losses	(77)	(8)	91	(69)	(862.5%)	(99)	(108.8%)
Net interest income (expense) after provision	(5,223)	(4,071)	(3,993)	(1,152)	(28.3%)	(78)	(2.0%)
Gain on sale of subsidiary or division	—	—	20,860	—	—	(20,860)	(100.0%)
Other noninterest income	(33)	52	2,723	(85)	(163.5%)	(2,671)	(98.1%)
Noninterest expense	3,684	4,575	10,341	(891)	(19.5%)	(5,766)	(55.8%)
Operating income (loss)	$(8,940)	$(8,594)	$9,249	$(346)	(4.0%)	$(17,843)	(192.9%)

The Corporate segment reported an operating loss of $8.9 million for the year ended December 31, 2019 compared to an operating loss of $8.6 million for the year ended December 31, 2018. Included in the 2018 operating loss was $1.3 million of FBD and SCC-related transaction costs. There were no comparable costs recorded during the corresponding period of 2019. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Financial Condition

Assets

Total assets were $5.060 billion at December 31, 2019, compared to $4.560 billion at December 31, 2018, an increase of $500.0 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $4.195 billion at December 31, 2019, compared with $3.609 billion at December 31, 2018.

The following table shows the recorded investment of our loans by portfolio categories as of the dates indicated:

	December 31, 2019		December 31, 2018
(Dollars in thousands)		% of Total		% of Total	$ Change	% Change
Commercial real estate	$1,046,961	25%	$992,080	27%	$54,881	5.5%
Construction, land development, land	160,569	4%	179,591	5%	(19,022)	(10.6%)
1-4 family residential properties	179,425	4%	190,185	5%	(10,760)	(5.7%)
Farmland	154,975	4%	170,540	5%	(15,565)	(9.1%)
Commercial	1,342,683	31%	1,114,971	31%	227,712	20.4%
Factored receivables	619,986	15%	617,791	17%	2,195	0.4%
Consumer	21,925	1%	29,822	1%	(7,897)	(26.5%)
Mortgage warehouse	667,988	16%	313,664	9%	354,324	113.0%
Total loans	$4,194,512	100%	$3,608,644	100%	$585,868	16.2%

	December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)		% of Total		% of Total		% of Total
Commercial real estate	$745,893	27%	$442,237	22%	$291,819	23%
Construction, land development, land	134,812	5%	109,812	5%	43,876	3%
1-4 family residential properties	125,827	4%	104,974	5%	78,244	6%
Farmland	180,141	6%	141,615	7%	33,573	3%
Commercial	920,812	33%	778,643	39%	495,356	38%
Factored receivables	374,410	13%	238,198	12%	215,088	17%
Consumer	31,131	1%	29,764	1%	13,050	1%
Mortgage warehouse	297,830	11%	182,381	9%	120,879	9%
Total loans	$2,810,856	100%	$2,027,624	100%	$1,291,885	100%

Commercial Real Estate Loans. Our commercial real estate loans increased $54.9 million, or 5.5%, due to new loan origination activity offset by paydowns for the year.

Construction and Development Loans. Our construction and development loans decreased $19.0 million, or 10.6%, due to paydowns and conversion of certain construction and development loans to commercial real estate loans at construction completion. The decrease was slightly offset by origination activity during the year.

Residential Real Estate Loans. Our one-to-four family residential loans decreased $10.8 million, or 5.7%, due to paydowns that were offset by modest origination activity.

Farmland Loans. Our farmland loans decreased $15.6 million, or 9.1%, due to paydowns for the year that outpaced new loan origination activity.

Commercial Loans. Our commercial loans held for investment increased $227.7 million, or 20.4%, primarily due to growth in equipment finance loans, liquid credit, and premium finance loans as we continue to execute on our growth strategy for such products. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, also increased by $71.2 million, or 21.4%, as a result of organic growth. Commercial loan growth was partially offset by declines in asset-based lending and agriculture.

The following table shows our commercial loans:

(Dollars in thousands)	December 31, 2019	December 31, 2018	$ Change	% Change
Commercial
Equipment	$461,555	$352,037	$109,518	31.1%
Asset-based lending	168,955	214,110	(45,155)	(21.1%)
Liquid credit	81,353	963	80,390	8347.9%
Premium finance	101,015	72,302	28,713	39.7%
Agriculture	125,912	142,881	(16,969)	(11.9%)
Other commercial lending	403,893	332,678	71,215	21.4%
Total commercial loans	$1,342,683	$1,114,971	$227,712	20.4%

Factored Receivables. Our factored receivables increased $2.2 million, or 0.4%. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the year.

Consumer Loans. Our consumer loans decreased $7.9 million, or 26.5%, due to paydowns in excess of new loan origination activity during the year.

Mortgage Warehouse. Our mortgage warehouse facilities increased $354.3 million, or 113.0%, due to higher utilization of our clients’ mortgage warehouse facilities during the year. Client utilization of mortgage warehouse facilities can experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $370.4 million for the year ended December 31, 2019 compared to $242.9 million for the year ended December 31, 2018.

The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	December 31, 2019
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$168,504	$613,130	$265,327	$1,046,961
Construction, land development, land	50,425	93,603	16,541	160,569
1-4 family residential properties	21,112	43,776	114,537	179,425
Farmland	11,963	56,117	86,895	154,975
Commercial	479,436	767,324	95,923	1,342,683
Factored receivables	619,986	—	—	619,986
Consumer	3,525	11,260	7,140	21,925
Mortgage warehouse	667,988	—	—	667,988
	$2,022,939	$1,585,210	$586,363	$4,194,512

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$1,034,798	$133,471
Floating interest rates		550,412	452,892
Total		$1,585,210	$586,363

As of December 31, 2019, most of the Company’s non-factoring lending activity is with customers located within certain states. The states of Texas (27%), Colorado (23%), Illinois (13%), and Iowa (7%) make up 70% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2018, the states of Texas (24%), Colorado (27%), Illinois (15%) and Iowa (7%) made up 73% of the Company’s gross loans, excluding factored receivables.

Further, a majority (77%) of our factored receivables, representing approximately 11% of our total loan portfolio as of December 31, 2019, are transportation receivables. Although such concentration may cause our future income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2018, 79% of our factored receivables, representing approximately 14% of our total loan portfolio, were transportation receivables.

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

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Nonperforming loans:
Commercial real estate	$7,455	$7,096
Construction, land development, land	2,138	91
1-4 family residential properties	1,721	1,672
Farmland	6,611	4,059
Commercial	15,603	17,104
Factored receivables	4,226	2,152
Consumer	327	355
Mortgage Warehouse	—	—
Purchased credit impaired	2,532	3,525
Total nonperforming loans	40,613	36,054
Other real estate owned, net	3,009	2,060
Other repossessed assets	476	165
Total nonperforming assets	$44,098	$38,279

Nonperforming assets to total assets	0.87%	0.84%
Nonperforming loans to total loans held for investment	0.97%	1.00%
Total past due loans to total loans held for investment	2.19%	2.41%

Nonperforming loans, including nonaccrual PCI loans, increased $4.6 million, or 12.6%, primarily due to the additions of three commercial real estate loan relationships totaling $4.3 million, two commercial loan relationships secured by equipment, totaling $3.5 million, a $2.1 million farmland relationship, and a $1.8 million real estate construction relationship to nonaccrual during the year. Further factored receivables greater than 90 days past due increased $2.1 million during the year. These increases in nonperforming loans were partially offset by the removal of a $3.6 million nonaccrual asset based lending loan that was paid in full during the year and a $1.7 million real estate construction loan that was also paid in full during the year. Also offsetting the increase in nonperforming loans is a partial paydown of $3.3 million as part of a troubled debt restructuring on a commercial loan relationship. The restructured loan relationship has a remaining book balance of $1.8 million and carries a 90% government guarantee. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.

OREO increased $0.9 million, or 46.1%, due to the addition of individually insignificant OREO properties as well as valuation adjustments made throughout the year.

As a result of the above activity and growth in our total assets and total loans held for investment, the ratio of nonperforming loans to total loans held for investment decreased to 0.97% at December 31, 2019 compared to 1.00% at December 31, 2018, and our ratio of nonperforming assets to total assets increased to 0.87% at December 31, 2019 compared to 0.84% at December 31, 2018.

Past due loans to total loans held for investment decreased to 2.19% at December 31, 2019 compared to 2.41% at December 31, 2018, primarily as a result of above activity and change in our total loan balance.

The following table presents nonperforming and past due loans for the periods indicated:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$36,054	$30,785	$32,149	$38,030	$10,094
Factored receivables greater than 90 days past due	4,226	2,152	1,454	2,153	1,931
Troubled debt restructurings accruing interest	333	3,117	5,128	5,123	1,330
Total nonperforming loans	$40,613	$36,054	$38,731	$45,306	$13,355

Total loans greater than 90 days past due accruing interest	$4,226	$3,559	$1,664	$3,621	$1,940

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At December 31, 2019, we had $28.1 million in loans of this type which are not included in any of the nonperforming loan categories. All of the loans identified as potential problem loans at December 31, 2019 were graded as “substandard”.

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

The following table sets forth the ALLL by category of loan:

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$5,353	25%	0.51%	$4,493	27%	0.45%
Construction, land development, land	1,382	4%	0.86%	1,134	5%	0.63%
1-4 family residential properties	308	4%	0.17%	317	5%	0.17%
Farmland	670	4%	0.43%	535	5%	0.31%
Commercial	12,566	31%	0.94%	12,865	31%	1.15%
Factored receivables	7,657	15%	1.24%	7,299	17%	1.18%
Consumer	488	1%	2.23%	615	1%	2.06%
Mortgage warehouse	668	16%	0.10%	313	9%	0.10%
Total loans	$29,092	100%	0.69%	$27,571	100%	0.76%

	December 31, 2017			December 31, 2016			December 31, 2015
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$3,435	27%	0.46%	$1,813	22%	0.41%	$1,489	23%	0.51%
Construction, land development, land	883	5%	0.65%	465	5%	0.42%	367	3%	0.84%
1-4 family residential properties	293	4%	0.23%	253	5%	0.24%	274	6%	0.35%
Farmland	310	6%	0.17%	170	7%	0.12%	134	3%	0.40%
Commercial	8,150	33%	0.89%	8,014	39%	1.03%	5,276	38%	1.07%
Factored receivables	4,597	13%	1.23%	4,088	12%	1.72%	4,509	17%	2.10%
Consumer	783	1%	2.52%	420	1%	1.41%	216	1%	1.66%
Mortgage warehouse	297	11%	0.10%	182	9%	0.10%	302	9%	0.25%
Total loans	$18,748	100%	0.67%	$15,405	100%	0.76%	$12,567	100%	0.97%

The ALLL increased $1.5 million, or 5.5%, which was driven by $6.4 million of net charge-offs (which carried a reserve of $1.7 million at the time of charge-off), $2.2 million of net new specific allowances recorded on impaired loans and growth in the underlying portfolio during the year ended December 31, 2019. The change in the ALLL during the period was also impacted by changes in the mix of our loan portfolio as well as changes to loss factors.

The following table presents the unpaid principal and recorded investment for loans at December 31, 2019. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $13.6 million and (2) net deferred origination and factoring fees totaling $1.4 million. The net difference can provide protection from credit loss in addition to the ALLL as future potential charge-offs for an individual loan are limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
December 31, 2019	Investment	Principal	Difference
Commercial real estate	$1,046,961	$1,051,684	$(4,723)
Construction, land development, land	160,569	162,335	(1,766)
1-4 family residential properties	179,425	180,340	(915)
Farmland	154,975	156,995	(2,020)
Commercial	1,342,683	1,346,444	(3,761)
Factored receivables	619,986	621,697	(1,711)
Consumer	21,925	21,994	(69)
Mortgage warehouse	667,988	667,988	—
	$4,194,512	$4,209,477	$(14,965)

At December 31, 2019 and 2018, we had $66.8 million and $58.6 million, respectively, of customer reserves associated with factored receivables which represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries, and the effects of those items on our ALLL:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance at beginning of period	$27,571	$18,748	$15,405	$12,567	$8,843
Loans charged-off:
Commercial real estate	(304)	(90)	(259)	(5)	(152)
Construction, land development, land	(78)	(59)	(582)	—	—
1-4 family residential properties	(141)	(17)	(31)	(84)	(205)
Farmland	(265)	(200)	—	—	—
Commercial	(3,326)	(5,855)	(4,875)	(3,643)	(145)
Factored receivables	(2,494)	(1,224)	(1,667)	(856)	(540)
Consumer	(876)	(989)	(1,004)	(564)	(347)
Mortgage warehouse	—	—	—	—	—
Total loans charged-off	$(7,484)	$(8,434)	$(8,418)	$(5,152)	$(1,389)
Recoveries of loans charged-off:
Commercial real estate	$1	$104	$59	$16	$53
Construction, land development, land	92	17	175	6	—
1-4 family residential properties	61	18	47	85	204
Farmland	—	—	—	—	—
Commercial	447	518	1,329	991	43
Factored receivables	296	69	118	120	79
Consumer	166	364	508	79	205
Mortgage warehouse	—	—	—	—	—
Total loans recoveries	$1,063	$1,090	$2,236	$1,297	$584
Net loans charged-off	$(6,421)	$(7,344)	$(6,182)	$(3,855)	$(805)
Provision for (reversal of) loan losses:
Commercial real estate	$1,163	$1,044	$1,822	$313	$1,055
Construction, land development, land	234	293	825	92	34
1-4 family residential properties	71	23	24	(22)	60
Farmland	400	425	140	36	115
Commercial	2,580	10,052	5,785	5,390	1,375
Factored receivables	2,556	3,857	2,058	315	1,508
Consumer	583	457	859	689	218
Mortgage warehouse	355	16	115	(120)	164
Total provision for (reversal of) loan losses	$7,942	$16,167	$11,628	$6,693	$4,529
Allowance transferred to assets held for sale	—	—	(2,103)	—	—
Balance at end of period	$29,092	$27,571	$18,748	$15,405	$12,567

Average total loans held for investment	$3,827,754	$3,130,731	$2,235,481	$1,549,788	$1,106,489
Net charge-offs to average total loans held for investment	0.17%	0.23%	0.28%	0.25%	0.07%
Allowance to total loans held for investment	0.69%	0.76%	0.67%	0.76%	0.97%

Net loans charged off decreased $0.9 million, or 12.6%, primarily due to a $4.8 million charge-off on a single asset based lending relationship during the year ended December 31, 2018. There were no individually significant loan charge-offs or recoveries during the year ended December 31, 2019. The decrease in net charge-offs was partially offset by an increase in net charge-offs on factored receivables from $1.2 million during the year ended December 31, 2018 to $2.2 million during the year ended December 31, 2019.

Securities

The following table sets forth the composition of our securities portfolio by type:

	December 31, 2019		December 31, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale securities:
U.S. Government agency obligations	$39,679	$39,760	$93,500	$92,648	$110,531	$109,890
U.S. Treasury notes	—	—	1,956	1,932	1,940	1,934
Mortgage-backed securities, residential	37,324	38,016	39,971	39,736	33,537	33,663
Asset backed securities	8,039	7,959	10,165	10,145	11,883	11,845
State and municipal	31,746	32,065	118,826	118,451	74,684	74,391
CLO Securities	75,592	75,273	—	—	—	—
Corporate bonds	50,889	51,583	68,804	68,787	15,271	15,320
SBA pooled securities	4,112	4,164	4,766	4,724	3,535	3,560
Total available for sale securities	$247,381	$248,820	$337,988	$336,423	$251,381	$250,603

Held to maturity securities:
CLO securities	$8,417	$6,907	$8,487	$7,326	$8,557	$7,527

Equity securities:
Mutual fund		$5,437		$5,044		$5,006

As of December 31, 2019, we held securities classified as available for sale with a fair value of $248.8 million, a decrease of $87.6 million from $336.4 million at December 31, 2018. The decrease is primarily attributable to the sale of lower yielding state and municipal securities which were partially replaced by higher yielding investment grade CLO securities during the year ended December 31, 2019. Additionally, U.S. Government agency obligations experienced a decrease of $53.8 million on a fair value basis driven by run-off in the portfolio with no replacement activity. Remaining activity in our available for sale debt security portfolio during the period was not significant. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of December 31, 2019, we held securities classified as held to maturity with an amortized cost of $8.4 million, a decrease of $0.1 million from $8.5 million at December 31, 2018. These held to maturity securities represent a minority investment in the unrated subordinated notes of CLOs managed by Trinitas Capital Management.

As of December 31, 2019, we held equity securities with a fair value of $5.4 million, an increase of $0.4 million from $5.0 million at December 31, 2018. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity:

	Maturity as of December 31, 2019
	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$24,843	1.62%	$14,836	2.03%	$—	—	$—	—	$39,679	1.77%
Mortgage-backed securities, residential	7	2.38%	2,752	2.02%	8,660	2.30%	25,905	3.10%	37,324	2.83%
Asset backed securities	12	1.72%	594	2.24%	5,240	2.15%	2,193	3.13%	8,039	2.43%
State and municipal	13,427	2.63%	7,247	2.89%	7,844	1.88%	3,228	2.29%	31,746	2.48%
CLO Securities	—	—	—	—	2,916	3.94%	72,676	4.20%	75,592	4.19%
Corporate bonds	31,954	3.39%	18,662	3.88%	—	—	273	5.13%	50,889	3.58%
SBA pooled securities	—	—	53	4.34%	3	4.37%	4,056	4.10%	4,112	4.10%
Total securities available for sale	$70,243	2.62%	$44,144	2.96%	$24,663	2.33%	$108,331	3.86%	$247,381	3.20%

Securities held-to-maturity	$—	—	$—	—	$8,417	11.70%	$—	—	$8,417	11.70%

Liabilities

Total liabilities were $4.424 billion as of December 31, 2019, compared to $3.923 billion at December 31, 2018, an increase of $501 million, the components of which are discussed below.

Deposits

Our total deposits were $3.790 billion as of December 31, 2019, compared to $3.450 billion as of December 31, 2018, an increase of $339.6 million. Deposits grew during the year as a result of the execution of our strategy to focus on total customer relationships to attract deposits from existing lending customers. We experienced growth in our certificates of deposit as these higher cost deposit products were used to fund our growth during the year. We also experienced growth in our non-interest bearing demand deposits during the year. As of December 31, 2019, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 59% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 41% of total deposits. See Note 10 – Deposits in the accompanying notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of December 31, 2019 and 2018.

The following table summarizes our average deposit balances and weighted average rates:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Average	Average	% of	Average	Average	% of	Average	Average	% of
(Dollars in thousands)	Balance	Rates	Total	Balance	Rates	Total	Balance	Rates	Total
Interest bearing demand	$593,178	0.25%	17%	$451,327	0.23%	16%	$331,023	0.16%	16%
Individual retirement accounts	110,553	1.57%	3%	108,170	1.25%	4%	100,731	1.21%	5%
Money market	433,922	1.33%	12%	318,927	0.82%	11%	209,229	0.24%	10%
Savings	363,760	0.13%	10%	281,995	0.10%	10%	175,821	0.06%	8%
Certificates of deposit	1,016,797	2.22%	28%	809,321	1.48%	28%	782,384	1.19%	37%
Brokered deposits	348,523	2.34%	10%	291,776	1.99%	10%	87,395	1.59%	4%
Total interest bearing deposits	2,866,733	1.40%	80%	2,261,516	1.02%	79%	1,686,583	0.78%	80%
Noninterest bearing demand	723,682	—	20%	605,863	—	21%	408,729	—	20%
Total deposits	$3,590,415	1.12%	100%	$2,867,379	0.80%	100%	$2,095,312	0.62%	100%

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of December 31, 2019:

	$100,000 to	Over
(Dollars in thousands)	$250,000	$250,000	Total
Maturity
3 months or less	$83,370	$28,356	$111,726
Over 3 through 6 months	159,223	80,535	239,758
Over 6 through 12 months	215,368	83,636	299,004
Over 12 months	122,111	60,002	182,113
	$580,072	$252,529	$832,601

Other Borrowings

Customer Repurchase Agreements

The following table provides a summary of our customer repurchase agreements as of and for the years ended December 31, 2019, 2018, and 2017:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2018	2017
Amount outstanding at end of the year	$2,033	$4,485	$11,488
Weighted average interest rate at end of the year	0.03%	0.01%	0.02%
Average daily balance during the year	$7,823	$8,648	$12,906
Weighted average interest rate during the year	0.02%	0.02%	0.02%
Maximum month-end balance during the year	$14,463	$13,844	$21,041

Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions

FHLB Advances

As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2019, 2018, and 2017:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2018	2017
Amount outstanding at end of the year	$430,000	$330,000	$365,000
Weighted average interest rate at end of the year	1.58%	2.52%	1.39%
Average daily balance during the year	$369,548	$345,388	$300,451
Weighted average interest rate during the year	2.32%	1.96%	1.05%
Maximum month-end balance during the year	$530,000	$455,000	$385,000

Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. Of the FHLB borrowings outstanding as of December 31, 2019, $400.0 million were short term borrowings maturing within one year and $30.0 million were long term borrowings maturing after five years. As of December 31, 2019 and 2018, we had $871.0 million and $516.4 million, respectively, in unused and available advances from the FHLB. The increase in our total borrowing capacity from December 31, 2018 to December 31, 2019 was primarily the result of our growth in assets and loans held for investment.

Subordinated Notes

On September 30, 2016, we issued $50.0 million of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2016 Notes”). The 2016 Notes initially bear interest at 6.50% per annum, are payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. We may, at our option, beginning on September 30, 2021 and on any scheduled interest payment date thereafter, redeem the 2016 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2016 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.

On November 27, 2019, we issued $39.5 million of Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2019 Notes”). The 2019 Notes initially bear interest at 4.875% per annum, payable semi-annually in arrears, to, but excluding, November 27, 2024, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to a benchmark rate, initially three-month LIBOR, as determined for the applicable quarterly period, plus 3.330%. We may, at our option, beginning on November 27, 2024 and on any scheduled interest payment date thereafter, redeem the 2019 Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the 2019 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.

The Notes are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations is eligible for inclusion in Tier 2 regulatory capital.

Issuance costs related to the 2016 Notes and the 2019 Notes totaled $1.3 million and $1.2 million, respectively, and have been netted against the subordinated notes liability on the consolidated balance sheets. The debt issuance costs are being amortized using the effective interest method over the life of the 2016 Notes and the 2019 Notes as a component of interest expense. The carrying value of the 2016 Notes and the 2019 Notes totaled $87.3 million at December 31, 2019.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of December 31, 2019:

				Variable	Interest Rate At
(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate	December 31, 2019
National Bancshares Capital Trust II	$15,464	$13,094	September 2033	LIBOR + 3.00%	4.89%
National Bancshares Capital Trust III	17,526	12,771	July 2036	LIBOR + 1.64%	3.63%
ColoEast Capital Trust I	5,155	3,543	September 2035	LIBOR + 1.60%	3.56%
ColoEast Capital Trust II	6,700	4,627	March 2037	LIBOR + 1.79%	3.75%
Valley Bancorp Statutory Trust I	3,093	2,867	September 2032	LIBOR + 3.40%	5.35%
Valley Bancorp Statutory Trust II	3,093	2,664	July 2034	LIBOR + 2.75%	4.65%
	$51,031	$39,566

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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $39.6 million was allowed in the calculation of Tier I capital as of December 31, 2019.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $636.6 million as of December 31, 2019 and 2018. The increase in total equity from our net income for the year ended December 31, 2019 was offset by common stock repurchased during the period.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2019, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137.5 million, with no amounts advanced against those lines at that time.

Regulatory Capital Requirements

Our capital management consists of providing equity to support our current and future operations. We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s or TBK Bank’s financial statements. For further information regarding our regulatory capital requirements, see Note 18 – Regulatory Matters in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2019. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - December 31, 2019
(Dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Customer repurchase agreements	$2,033	$2,033	$—	$—	$—
ICC contingent consideration	22,000	22,000	—	—	—
FHLB advances	430,000	400,000	—	—	30,000
Subordinated notes	89,500	—	—	—	89,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	23,563	4,036	7,705	6,078	5,744
Time deposits with stated maturity dates	1,539,512	1,245,273	282,098	12,141	—
Total contractual obligations	$2,157,639	$1,673,342	$289,803	$18,219	$176,275

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 15 – Off-Balance Sheet Loan Commitments in the accompanying notes to the consolidated financial statements included elsewhere in this report.

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

Allowance for Loan and Lease Loss. Management considers the policies related to the allowance for loan and lease losses as the most critical to the financial statement presentation. The total allowance for loan and lease losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 310, Receivables, and ASC 450, Contingencies. The allowance for loan and lease losses is established through a provision for loan losses charged to current earnings. The amount maintained in the allowance reflects management’s estimate of incurred losses in the loan portfolio at the balance sheet date. The allowance for loan and lease losses is comprised of specific reserves assigned to certain impaired loans and general reserves. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and apply a loss ratio to these groups of loans to estimate the credit losses in the loan portfolio. We use both historical loss ratios and qualitative loss factors assigned to major loan collateral types to establish general component loss allocations. Refer to “Allowance for Loan and Lease Losses” above and Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for loan and lease loss.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years SEC filers that are not smaller reporting companies. The Company will adopt ASU 2016-13 on January 1, 2020 using the modified retrospective approach. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow (DCF) method, loss-rate method and roll-rate method.

The Company has developed new expected credit loss estimation models. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company will implement a DCF method or a loss-rate method to estimate expected credit losses. Incorporating reasonable and supportable forecasts of economic conditions into the estimate of expected credit losses will require significant judgment, such as selecting economic variables and forecast scenarios as well as determining the appropriate length of the forecast horizon. Management will estimate credit losses over a forecast horizon and revert to long term historical loss experience on a straight line basis. Management will select economic variables it believes to be most relevant based on the composition of the loan portfolio, likely to include forecasted levels of employment, retail sales, gross domestic product, and home price index, depending on the nature of the loan segment. Management currently intends to leverage economic projections from a reputable and independent third party to inform its reasonable and supportable forecasts over the one-year forecast period. Other internal and external indicators of economic forecasts will also be considered by management when developing the forecast metrics.

Based on our funded loan portfolio and our outstanding commitments to lend at the adoption date and management’s expectation of future economic conditions at that time, the balances of the allowance for credit losses and the reserve for off balance sheet lending commitments are expected to increase approximately $300,000 and $1,600,000, respectively, upon adoption of ASU 2016-13. More specifically, the allowance for credit losses is expected to increase slightly for the real estate lending portfolios given their longer contractual maturities relative to the loan portfolio as a whole. The commercial and industrial portfolios and the factored receivables portfolio make up the majority of the loan portfolio and consist of loans and lending arrangements with relatively short contractual maturities that are expected to result in a slight reduction to the allowance for credit losses. This expected impact at adoption also includes certain qualitative adjustments to the allowance for credit losses.

Based upon the nature and characteristics of our securities portfolios (including issuer specific matters) at the adoption date, the macroeconomic conditions and forecasts at that date, and other management judgments, management does not currently expect to record any allowance for credit losses on available for sale securities and expects that the allowance for credit losses on held to maturity securities will be approximately $100,000 upon adoption of ASU 2016-13.

As a result of the aforementioned expected adjustments and net of the impact to corresponding deferred tax assets, management expects a reduction of retained earnings of approximately $1,500,000 upon adoption of ASU 2016-13.

See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for further details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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

The following table summarizes simulated change in net interest income versus unchanged rates:

	December 31, 2019		December 31, 2018
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	12.5%	9.3%	6.8%	4.7%
+300 basis points	9.4%	7.1%	5.0%	3.4%
+200 basis points	6.3%	4.9%	3.2%	2.2%
+100 basis points	3.1%	2.6%	1.4%	0.9%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(3.3%)	(2.9%)	(2.4%)	(2.1%)

The following table presents the change in our economic value of equity, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	December 31, 2019	December 31, 2018
+400 basis points	22.4%	10.6%
+300 basis points	18.1%	9.8%
+200 basis points	13.4%	8.2%
+100 basis points	7.5%	3.7%
Flat rates	0.0%	0.0%
-100 basis points	(9.9%)	(5.2%)

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

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Triumph Bancorp, Inc.

Dallas, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Triumph Bancorp, Inc, (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan and Lease Losses – Qualitative Loss Factors

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan and lease losses (“ALLL”) is a valuation allowance maintained to cover incurred credit losses in the loan portfolio at each balance sheet date.  The ALLL was $29,100,000 at December 31, 2019 and consisted primarily of 1) a specific component totaling $5,100,000 of loss allocations on loans individually evaluated for impairment and 2) a general component totaling $24,000,000 of loss allocations on loans collectively evaluated for impairment.

Loss allocations within the general component are based on both historical loss ratios and qualitative loss factors, applied to each loan portfolio category. Qualitative loss factors are based on management’s judgment of how company, market, industry or business specific data and external economic indicators, which are not yet reflected in the historical loss ratios, could impact the Company’s loan portfolios. In determining qualitative loss factors, management considers credit quality factors such as the underlying composition of loan portfolios, credit quality and trends related to delinquency, non-performing and adversely rated loans, and external economic factors and data specific to the Company’s market area and lending portfolios.

The determination of these qualitative loss factors for each loan portfolio category can have a significant impact on the estimate of incurred losses recorded within the general component of the ALLL.  The determination of these qualitative loss factors is an inherently subjective process as it requires a high degree of judgment by management to make assumptions regarding how credit quality factors, adjusted for external economic factors and other pertinent economic data, could impact the level of estimated incurred losses within the Company’s loan portfolios.

Given the significance of qualitative loss factors to the overall ALLL, as well as the level of judgment and subjectivity involved in management’s determination of the qualitative loss factors, we have identified auditing the qualitative loss factors used to establish the general component of the ALLL to be a critical audit matter because it required especially subjective auditor judgment.

The primary audit procedures we performed in response to this critical audit matter included:

•	Tested management’s review controls over the determination of qualitative loss factor adjustments.
•

Tested internal controls over the completeness and accuracy of the data used in qualitative loss factor adjustments, as well as internal controls over the mathematical accuracy of management’s ALLL calculation.

•	Performed substantive testing procedures over management’s and analysis supporting their determination of qualitative loss factor adjustments.
•	Performed substantive procedures over the completeness and accuracy of the data used in qualitative loss factor adjustments and verified the mathematical accuracy of management’s ALLL calculation.
•	Evaluated the period-to-period consistency with which qualitative loss factors are determined and applied.
•	Evaluated the reasonableness of qualitative loss factors used based on our understanding of trends within the Company’s loan portfolio as well as changes in observable and economic indicators.

/s/ Crowe LLP

We have served as the Company's auditor since 2012.

Dallas, Texas

February 11, 2020

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(Dollar amounts in thousands)

	December 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$67,747	$96,218
Interest bearing deposits with other banks	130,133	138,721
Total cash and cash equivalents	197,880	234,939
Securities - equity investments	5,437	5,044
Securities - available for sale	248,820	336,423
Securities - held to maturity, fair value $6,907 and $7,326, respectively	8,417	8,487
Loans held for sale	2,735	2,106
Loans, net of allowance for loan and lease losses of $29,092 and $27,571, respectively	4,165,420	3,581,073
Federal Home Loan Bank and other restricted stock, at cost	19,860	15,943
Premises and equipment, net	96,595	83,392
Other real estate owned, net	3,009	2,060
Goodwill	158,743	158,743
Intangible assets, net	31,543	40,674
Bank-owned life insurance	40,954	40,509
Deferred tax asset, net	3,812	8,438
Other assets	77,072	41,948
Total assets	$5,060,297	$4,559,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$809,696	$724,527
Interest bearing	2,980,210	2,725,822
Total deposits	3,789,906	3,450,349
Customer repurchase agreements	2,033	4,485
Federal Home Loan Bank advances	430,000	330,000
Subordinated notes	87,327	48,929
Junior subordinated debentures	39,566	39,083
Other liabilities	74,875	50,326
Total liabilities	4,423,707	3,923,172
Commitments and contingencies - See Notes 14 and 15
Stockholders' equity - See Note 19
Common stock, 24,964,961 and 26,949,936 shares outstanding, respectively	272	271
Additional paid-in-capital	473,251	469,341
Treasury stock, at cost	(67,069)	(2,288)
Retained earnings	229,030	170,486
Accumulated other comprehensive income (loss)	1,106	(1,203)
Total stockholders’ equity	636,590	636,607
Total liabilities and stockholders' equity	$5,060,297	$4,559,779

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

	2019	2018	2017
Interest and dividend income:
Loans, including fees	$195,648	$160,723	$121,567
Factored receivables, including fees	101,257	92,103	47,177
Securities	10,474	6,354	6,823
FHLB and other restricted stock	712	507	207
Cash deposits	3,062	3,289	1,450
Total interest income	311,153	262,976	177,224
Interest expense:
Deposits	40,225	23,058	13,082
Subordinated notes	3,553	3,351	3,344
Junior subordinated debentures	2,910	2,741	1,955
Other borrowings	8,562	6,776	3,159
Total interest expense	55,250	35,926	21,540
Net interest income	255,903	227,050	155,684
Provision for loan losses	7,942	16,167	11,628
Net interest income after provision for loan losses	247,961	210,883	144,056
Noninterest income:
Service charges on deposits	7,132	5,469	4,181
Card income	7,873	6,514	3,822
Net OREO gains (losses) and valuation adjustments	351	(514)	(850)
Net gains (losses) on sale of securities	61	(272)	35
Fee income	6,441	5,150	2,503
Insurance commissions	4,219	3,492	2,981
Gain on sale of subsidiary or division	—	1,071	20,860
Asset management fees	—	—	1,717
Other	5,492	2,060	5,407
Total noninterest income	31,569	22,970	40,656
Noninterest expense:
Salaries and employee benefits	112,862	90,212	72,696
Occupancy, furniture and equipment	18,196	14,023	9,833
FDIC insurance and other regulatory assessments	298	1,129	1,201
Professional fees	7,288	8,939	7,192
Amortization of intangible assets	9,131	6,980	5,201
Advertising and promotion	6,126	4,974	3,226
Communications and technology	20,976	18,270	8,843
Other	29,207	22,826	15,422
Total noninterest expense	204,084	167,353	123,614
Net income before income tax expense	75,446	66,500	61,098
Income tax expense	16,902	14,792	24,878
Net income	58,544	51,708	36,220
Dividends on preferred stock	—	(578)	(774)
Net income available to common stockholders	$58,544	$51,130	$35,446
Earnings per common share
Basic	$2.26	$2.06	$1.85
Diluted	$2.25	$2.03	$1.81

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

	2019	2018	2017
Net income	$58,544	$51,708	$36,220
Other comprehensive income:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	3,065	(1,059)	(298)
Reclassification of amount realized through sale of securities	(61)	272	(35)
Tax effect	(695)	180	13
Total other comprehensive income (loss)	2,309	(607)	(320)
Comprehensive income	$60,853	$51,101	$35,900

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other	Total
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Stockholders'
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2017	$9,746	18,078,247	$182	$197,157	76,118	$(1,374)	$83,910	$(276)	$289,345
Issuance of common stock, net of issuance costs	—	2,530,000	25	65,484	—	—	—	—	65,509
Issuance of restricted stock awards	—	45,732	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,801	—	—	—	—	1,801
Forfeiture of restricted stock awards	—	(1,636)	—	44	1,636	(44)	—	—	—
Stock option exercises, net	—	23,059	—	283	—	—	—	—	283
Warrant exercises, net	—	153,134	2	(2)	—	—	—	—	—
Purchase of treasury stock	—	(14,197)	—	—	14,197	(366)	—	—	(366)
Preferred stock converted to common stock	(88)	6,106	—	88	—	—	—	—	—
Series A Preferred dividends	—	—	—	—	—	—	(365)	—	(365)
Series B Preferred dividends	—	—	—	—	—	—	(409)	—	(409)
Net income	—	—	—	—	—	—	36,220	—	36,220
Other comprehensive income (loss)	—	—	—	—	—	—	—	(320)	(320)
Balance, December 31, 2017	$9,658	20,820,445	$209	$264,855	91,951	$(1,784)	$119,356	$(596)	$391,698
Issuance of common stock, net of issuance costs	—	5,405,000	54	191,999	—	—	—	—	192,053
Issuance of restricted stock awards	—	65,001	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	2,735	—	—	—	—	2,735
Forfeiture of restricted stock awards	—	(2,448)	—	106	2,448	(106)	—	—	—
Stock option exercises, net	—	1,366	—	(4)	—	—	—	—	(4)
Purchase of treasury stock	—	(9,664)	—	—	9,664	(398)	—	—	(398)
Preferred stock converted to common stock	(9,658)	670,236	7	9,651	—	—	—	—	—
Series A Preferred dividends	—	—	—	—	—	—	(273)	—	(273)
Series B Preferred dividends	—	—	—	—	—	—	(305)	—	(305)
Net income	—	—	—	—	—	—	51,708	—	51,708
Other comprehensive income (loss)	—	—	—	—	—	—	—	(607)	(607)
Balance, December 31, 2018	$—	26,949,936	$271	$469,341	104,063	$(2,288)	$170,486	$(1,203)	$636,607
Issuance of restricted stock awards	—	104,413	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,654	—	—	—	—	3,654
Forfeiture of restricted stock awards	—	(8,602)	—	257	8,602	(257)	—	—	—
Stock option exercises, net	—	5,230	—	—	—	—	—	—	—
Purchase of treasury stock	—	(2,086,016)	—	—	2,086,016	(64,524)	—	—	(64,524)
Net income	—	—	—	—	—	—	58,544	—	58,544
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,309	2,309
Balance, December 31, 2019	$—	24,964,961	$272	$473,251	2,198,681	$(67,069)	$229,030	$1,106	$636,590

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

	2019	2018	2017
Cash flows from operating activities:
Net income	$58,544	$51,708	$36,220
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,135	5,720	4,001
Net accretion on loans	(5,568)	(8,296)	(7,071)
Amortization of subordinated notes issuance costs	116	101	94
Amortization of junior subordinated debentures	483	460	413
Net amortization on securities	205	947	638
Amortization of intangible assets	9,131	6,980	5,201
Deferred taxes	3,931	708	10,164
Provision for loan losses	7,942	16,167	11,628
Stock based compensation	3,654	2,735	1,801
Net (gains) losses on sale of securities	(61)	272	(35)
Net (gains) losses on equity securities	(393)	—	—
Origination of loans held for sale	(32,570)	(4,317)	—
Purchases of loans held for sale	(30,486)	—	—
Proceeds from sale of loans originated for sale	63,080	3,495	—
Net gains on sale of loans	(653)	(46)	—
Net (gains) losses on loans transferred to loans held for sale	(1,669)	—	80
Net OREO (gains) losses and valuation adjustments	(351)	514	850
Net change in operating leases	181	—	—
Income from CLO warehouse investments	—	—	(2,226)
Gain on sale of subsidiary or division	—	(1,071)	(20,860)
(Increase) decrease in other assets	(14,991)	(8,385)	1,515
Increase (decrease) in other liabilities	3,790	6,138	4,860
Net cash provided by (used in) operating activities	72,450	73,830	47,273
Cash flows from investing activities:
Purchases of equity securities	—	—	(3,000)
Purchases of securities available for sale	(80,459)	(19,875)	(5,042)
Proceeds from sales of securities available for sale	40,617	123,016	32,441
Proceeds from maturities, calls, and pay downs of securities available for sale	129,382	78,709	89,443
Purchases of securities held to maturity	—	—	(5,092)
Proceeds from maturities, calls, and pay downs of securities held to maturity	993	1,053	28,216
Purchases of loans held for investment	(129,428)	—	—
Proceeds from sale of loans	47,832	9,781	3,834
Net change in loans	(506,816)	(388,276)	(586,120)
Purchases of premises and equipment, net	(21,338)	(18,776)	(7,953)
Net proceeds from sale of OREO	2,762	8,483	5,179
Proceeds from surrender of BOLI	—	4,623	—
Net cash paid for CLO warehouse investments	—	—	(10,000)
Net proceeds from CLO warehouse investments	—	—	30,000
(Purchases) redemptions of FHLB and other restricted stock, net	(3,917)	978	(7,261)
Cash paid for acquisitions, net of cash acquired	—	(141,872)	45,315
Proceeds from sale of subsidiary or division, net	—	73,849	10,269
Net cash provided by (used in) investing activities	(520,372)	(268,307)	(379,771)
Cash flows from financing activities:
Net increase (decrease) in deposits	339,557	146,954	151,463
Increase (decrease) in customer repurchase agreements	(2,452)	(7,003)	998
Increase (decrease) in Federal Home Loan Bank advances	100,000	(35,737)	135,000
Proceeds from issuance of subordinated notes, net	38,282	—	—
Issuance of common stock, net of issuance costs	—	192,053	65,509
Stock option exercises	—	(4)	283
Purchase of treasury stock	(64,524)	(398)	(366)
Dividends on preferred stock	—	(578)	(774)
Net cash provided by (used in) financing activities	410,863	295,287	352,113
Net increase (decrease) in cash and cash equivalents	(37,059)	100,810	19,615
Cash and cash equivalents at beginning of period	234,939	134,129	114,514
Cash and cash equivalents at end of period	$197,880	$234,939	$134,129

See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands, except per share amounts)

	2019	2018	2017
Supplemental cash flow information:
Interest paid	$52,006	$31,965	$20,393
Income taxes paid, net	$17,748	$12,839	$12,890
Cash paid for operating lease liabilities (See Note 1)	$4,196	$—	$—
Supplemental noncash disclosures:
Loans transferred to OREO	$3,360	$514	$6,585
Premises transferred to OREO	$—	$1,139	$276
Loans transferred to loans held for sale	$46,163	$9,781	$3,914
Consideration received from sale of subsidiary or division	$—	$—	$12,123
Assets transferred to assets held for sale	$—	$—	$71,362
Lease liabilities arising from obtaining right-of-use assets (See Note 1)	$2,557	$—	$—

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

Equity Securities

Equity securities are recorded at fair value, with unrealized gains and losses included in earnings beginning January 1, 2018 after adoption of Accounting Standards Update No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” Prior to January 1, 2018, unrealized gains and losses on equity securities were excluded from earnings and reported in other comprehensive income (loss), net of tax. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method.

Loans Held for Sale

The Company elects the fair value option for recording 1-4 family residential mortgage loans and commercial loans held for sale in accordance with Accounting Standards Codification (“ASC”) 825, “Financial Instruments”. The fair value of loans held for sale is determined based on outstanding commitments from investors to purchase such loans or prevailing market rates. Increases or decreases in the fair value of loans held for sale, if any, are charged to earnings and are recorded in noninterest income in the consolidated statements of income. Gains and losses on sales of loans are based on the difference between the final selling price and the carrying value of the related loan sold.

Mortgage loans held for sale are generally sold with servicing rights released.

Management occasionally transfers loans held for investment to loans held for sale. Gains or losses on the transfer of loans to loans held for sale are recorded in noninterest income in the consolidated statements of income.

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

A portion of the commercial loan portfolio also consists of national lending products as follows:

Liquid Credit — Broadly syndicated leveraged loans secured by a variety of collateral types.

Premium Finance — Loans that provide customized premium financing solutions for the acquisition of property and casualty insurance coverage. In effect, these short term premium finance loans allow insureds to pay their insurance premiums over the life of the underlying policy, instead of paying the entire premium at the outset.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Home Loan Bank (“FHLB”) Stock

The Company is a member of the FHLB system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the two-step test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company uses the two-step test. Under the two-step test, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Our annual goodwill impairment test did not identify any goodwill impairment for the years ended December 31, 2019, 2018, and 2017.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2019 and 2018 estimated fair value for non-impaired loans and deposits are highly judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The factoring segment includes the operations of TBC with revenue derived from factoring services.

The corporate segment includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

On March 31, 2017, the Company sold its 100% membership interest in Triumph Capital Advisors, LLC and discontinued fee based asset management services. TCA operations for the year ended December 31, 2017 are reflected in the Corporate segment, along with the gain on sale of the Company’s membership interest in TCA.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be relinquished when (i) the assets have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the transferee to return specific assets.

Stock Based Compensation

Compensation cost is recognized for stock based payment awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, a Monte Carlo simulation is utilized to estimate the fair value of market based performance stock units, and the market price of the Company’s common stock at the date of grant is used for restricted stock awards, restricted stock units, and performance based performance stock units. Compensation cost is recognized over the required service period, generally defined as the vesting period. The Company recognizes forfeitures of nonvested awards as they occur.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The new standard was adopted by the Company on January 1, 2019. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and did not restate comparative periods. Adoption of ASU 2016-02 resulted in the recognition of lease liabilities totaling $21,918,000 and the recognition of right-of-use assets totaling $22,123,000 as of the date of adoption. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties. The Company has no finance leases or material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company has elected to apply the package of practical expedients allowed by the new standard under which the Company need not reassess whether any expired or existing contracts are leases or contain leases, the Company need not reassess the lease classification for any expired or existing lease, and the Company need not reassess initial direct costs for any existing leases. Adoption of ASU 2016-02 does not materially change the Company’s recognition of lease expense. See Note 6 – Premises and Equipment for additional disclosures related to leases.

Newly Issued, But Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and disclosures about them. The new current expected credit loss (CECL) impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 31, 2019, and interim periods within those years SEC filers that are not smaller reporting companies. The Company will adopt ASU 2016-13 on January 1, 2020 using the modified retrospective approach. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow (DCF) method, loss-rate method and roll-rate method.

The Company has developed new expected credit loss estimation models. Depending on the nature of each identified pool of financial assets with similar risk characteristics, the Company will implement a DCF method or a loss-rate method to estimate expected credit losses. Incorporating reasonable and supportable forecasts of economic conditions into the estimate of expected credit losses will require significant judgment, such as selecting economic variables and forecast scenarios as well as determining the appropriate length of the forecast horizon. Management will estimate credit losses over a forecast horizon and revert to long term historical loss experience on a straight line basis. Management will select economic variables it believes to be most relevant based on the composition of the loan portfolio, likely to include forecasted levels of employment, retail sales, gross domestic product, and home price index, depending on the nature of the loan segment. Management currently intends to leverage economic projections from a reputable and independent third party to inform its reasonable and supportable forecasts over the one-year forecast period. Other internal and external indicators of economic forecasts will also be considered by management when developing the forecast metrics.

Based on our funded loan portfolio and our outstanding commitments to lend at the adoption date and management’s expectation of future economic conditions at that time, the balances of the allowance for credit losses and the reserve for off balance sheet lending commitments are not expected to materially change upon adoption of ASU 2016-13. More specifically, the allowance for credit losses is expected to increase slightly for the real estate lending portfolios given their longer contractual maturities relative to the loan portfolio as a whole. The commercial and industrial portfolios and the factored receivables portfolio make up the majority of the loan portfolio and consist of loans and lending arrangements with relatively short contractual maturities that are expected to result in a slight reduction to the allowance for credit losses. This expected impact at adoption also includes certain qualitative adjustments to the allowance for credit losses.

Based upon the nature and characteristics of our securities portfolios (including issuer specific matters) at the adoption date, the macroeconomic conditions and forecasts at that date, and other management judgments, management does not currently expect to

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

record any allowance for credit losses on available for sale securities and does not expect that the allowance for credit losses on held to maturity securities will be material upon adoption of ASU 2016-13.

As a result of the aforementioned expected adjustments and net of the impact to corresponding deferred tax assets, management does not expect a material adjustment to retained earnings upon adoption of ASU 2016-13.

NOTE 2 — Business combinations AND DIVESTITURES

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

The Company has recognized goodwill of $72,075,000, which was calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in these acquisitions resulted from expected synergies and expansion in the Colorado market and into the New Mexico market. The goodwill will be deducted for tax purposes. The intangible assets recognized in the transactions are being amortized utilizing an accelerated method over their ten year estimated useful lives.

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

Interstate Capital Corporation

On June 2, 2018, the Company acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s (“ICC”) accounts receivable factoring business and other related financial services. ICC operates out of offices located in El Paso, Texas and provides invoice factoring to small and medium-sized businesses.

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

ICC’s net assets acquired were allocated to the Company’s Factoring segment whose factoring operations were significantly expanded as a result of the transaction. The Company has recognized goodwill of $42,975,000, which was calculated as the excess of both the fair value of cash consideration exchanged and the fair value of the contingent liability assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Factoring segment. The goodwill in this acquisition resulted from expected synergies and expansion in the factoring market. The goodwill will be deducted for tax purposes. The intangible assets recognized include a customer relationship intangible asset with an acquisition date fair value of $13,500,000, which is being amortized utilizing an accelerated method over its eight year estimated useful life, and a trade name intangible asset with an acquisition date fair value of $420,000, which is being amortized on a straight-line basis over its three year estimated useful life.

Consideration paid included contingent consideration with an acquisition date fair value of $20,000,000. The contingent consideration is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price. Final contingent consideration payout will range from $0 to $22,000,000, and the fair value of the associated liability will be remeasured each reporting period with changes in fair value recorded in noninterest income in the consolidated statements of income. The fair value of the contingent consideration was $21,622,000 at December 31, 2019.

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

The Company has recognized goodwill of $10,523,000, which was calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in this acquisition resulted from expected synergies and expansion in the Colorado market. The goodwill will be deducted for tax purposes. The intangible assets recognized in the transaction are being amortized utilizing an accelerated method over their ten year estimated useful lives.

In connection with the acquisition, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan and lease losses.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has recognized goodwill of $5,817,000, which was calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Banking segment. The goodwill in this acquisition resulted from expected synergies and expansion in the Colorado market. The goodwill will be deducted for tax purposes. The intangible assets recognized in the transaction are being amortized utilizing an accelerated method over their ten year estimated useful lives.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Triumph Capital Advisors, LLC

On March 31, 2017, the Company sold its wholly owned asset management subsidiary, Triumph Capital Advisors, LLC (“TCA”), to an unrelated third party. The transaction was completed to enhance shareholder value and provide a platform for TCA to operate without the impact of regulations intended for depository institutions and their holding companies.

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

In addition, the Company is entitled to receive an annual earn-out payment representing 3% of TCA’s future annual gross revenue, with a total maximum earn-out amount of $2,500,000. The revenue share earn-out was considered contingent consideration which the Company recorded as an asset at its estimated fair value of $1,623,000 on the date of sale. The fair value of the revenue share asset was $1,674,000 at December 31, 2019. The Company received cash proceeds of $293,000 and $174,000 from the revenue share during the years ended December 31, 2019 and 2018, respectively. There were no cash proceeds received from the revenue share during the year ended December 31, 2017.

The Company incurred pre-tax expenses related to the transaction, including professional fees and other direct transaction costs, totaling $400,000 which were netted against the gain on sale of subsidiary in the consolidated statements of income during the year ended December 31, 2017.

NOTE 3 — SECURITIES

Equity Securities with Readily Determinable Fair Values

The Company held equity securities with fair values of $5,437,000 and $5,044,000 at December 31, 2019 and 2018, respectively. The gross realized and unrealized gains (losses) recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

(Dollars in thousands)	2019	2018
Unrealized gains (losses) on equity securities still held at the reporting date	$393	$38
Realized gains (losses) on equity securities sold during the period	—	—
	$393	$38

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities

Debt securities have been classified in the financial statements as available for sale or held to maturity. The amortized cost of securities and their estimated fair values are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$39,679	$115	$(34)	$39,760
Mortgage-backed securities, residential	37,324	728	(36)	38,016
Asset-backed securities	8,039	—	(80)	7,959
State and municipal	31,746	327	(8)	32,065
CLO Securities	75,592	39	(358)	75,273
Corporate bonds	50,889	695	(1)	51,583
SBA pooled securities	4,112	53	(1)	4,164
Total available for sale securities	$247,381	$1,957	$(518)	$248,820

		Gross	Gross
(Dollars in thousands)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,417	$—	$(1,510)	$6,907

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$93,500	$9	$(861)	$92,648
U.S. Treasury notes	1,956	—	(24)	1,932
Mortgage-backed securities, residential	39,971	222	(457)	39,736
Asset-backed securities	10,165	11	(31)	10,145
State and municipal	118,826	175	(550)	118,451
Corporate bonds	68,804	150	(167)	68,787
SBA pooled securities	4,766	5	(47)	4,724
Total available for sale securities	$337,988	$572	$(2,137)	$336,423

		Gross	Gross
(Dollars in thousands)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,487	$—	$(1,161)	$7,326

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of debt securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$70,224	$70,561	$—	$—
Due from one year to five years	40,745	41,328	—	—
Due from five years to ten years	10,760	10,829	8,417	6,907
Due after ten years	76,177	75,963	—	—
	197,906	198,681	8,417	6,907
Mortgage-backed securities, residential	37,324	38,016	—	—
Asset-backed securities	8,039	7,959	—	—
SBA pooled securities	4,112	4,164	—	—
	$247,381	$248,820	$8,417	$6,907

Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

(Dollars in thousands)	2019	2018	2017
Proceeds	$40,617	$123,016	$32,441
Gross gains	191	5	35
Gross losses	(130)	(277)	—

Debt securities with a carrying amount of approximately $48,237,000 and $80,041,000 at December 31, 2019 and 2018, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

Information pertaining to debt securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$—	$—	$12,331	$(34)	$12,331	$(34)
Mortgage-backed securities, residential	3,549	(29)	777	(7)	4,326	(36)
Asset-backed securities	2,986	(36)	4,973	(44)	7,959	(80)
State and municipal	562	—	3,426	(8)	3,988	(8)
CLO Securities	58,160	(358)	—	—	58,160	(358)
Corporate bonds	—	—	149	(1)	149	(1)
SBA pooled securities	354	—	9	(1)	363	(1)
Total available for sale securities	$65,611	$(423)	$21,665	$(95)	$87,276	$(518)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$—	$—	$6,907	$(1,510)	$6,907	$(1,510)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$17,203	$(83)	$72,471	$(778)	$89,674	$(861)
U.S. Treasury notes	—	—	1,932	(24)	1,932	(24)
Mortgage-backed securities, residential	9,334	(97)	13,910	(360)	23,244	(457)
Asset-backed securities	197	(1)	4,970	(30)	5,167	(31)
State and municipal	31,142	(201)	22,478	(349)	53,620	(550)
Corporate bonds	41,874	(166)	149	(1)	42,023	(167)
SBA pooled securities	2,602	(20)	1,451	(27)	4,053	(47)
Total available for sale securities	$102,352	$(568)	$117,361	$(1,569)	$219,713	$(2,137)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Held to maturity securities:
CLO securities	$2,861	$(242)	$4,465	$(919)	$7,326	$(1,161)

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

At December 31, 2019, the Company had 66 debt securities in an unrealized loss position. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe that any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2019, management believes the unrealized losses detailed in the previous table are temporary and no other than temporary impairment loss has been recognized in the Company’s consolidated statements of income.

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Held for Sale

The following table presents loans held for sale:

(Dollars in thousands)	December 31, 2019	December 31, 2018
1-4 family residential	$2,735	$2,106
Commercial	—	—
Total loans held for sale	$2,735	$2,106

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Held for Investment

The following table presents the recorded investment and unpaid principal for loans held for investment:

	December 31, 2019			December 31, 2018
	Recorded	Unpaid		Recorded	Unpaid
(Dollars in thousands)	Investment	Principal	Difference	Investment	Principal	Difference
Commercial real estate	$1,046,961	$1,051,684	$(4,723)	$992,080	$999,887	$(7,807)
Construction, land development, land	160,569	162,335	(1,766)	179,591	183,664	(4,073)
1-4 family residential properties	179,425	180,340	(915)	190,185	191,852	(1,667)
Farmland	154,975	156,995	(2,020)	170,540	173,583	(3,043)
Commercial	1,342,683	1,346,444	(3,761)	1,114,971	1,118,028	(3,057)
Factored receivables	619,986	621,697	(1,711)	617,791	620,103	(2,312)
Consumer	21,925	21,994	(69)	29,822	29,956	(134)
Mortgage warehouse	667,988	667,988	—	313,664	313,664	—
Total	4,194,512	$4,209,477	$(14,965)	3,608,644	$3,630,737	$(22,093)
Allowance for loan and lease losses	(29,092)			(27,571)
	$4,165,420			$3,581,073

The difference between the recorded investment and unpaid principal balance is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $13,573,000 and $19,514,000 at December 31, 2019 and 2018, respectively, and (2) net deferred origination and factoring fees totaling $1,392,000 and $2,579,000 at December 31, 2019 and 2018, respectively.

As of December 31, 2019, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (27%), Colorado (23%), Illinois (13%), and Iowa (7%), make up 70% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2018, the states of Texas (24%), Colorado (27%), Illinois (15%), and Iowa (7%) made up 73% of the Company’s gross loans, excluding factored receivables.

A majority (77%) of the Company’s factored receivables, representing approximately 11% of the total loan portfolio as of December 31, 2019, are transportation receivables. At December 31, 2018, 79% of our factored receivables, representing approximately 14% of our total loan portfolio, were transportation receivables.

At December 31, 2019 and 2018, the Company had $66,754,000 and $58,566,000, respectively, of customer reserves associated with factored receivables which are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer and are periodically released to or withdrawn by customers. Customer reserves are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $1,301,851,000 and $847,523,000 at December 31, 2019 and 2018, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the year ended December 31, 2019, loans with carrying amounts of $46,163,000 were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the year ended December 31, 2019, loans transferred to held for sale were sold resulting in proceeds of $47,832,000 and net gains on transfers and sales of loans, which were recorded as other noninterest income in the consolidated statements of income, of $1,669,000.

During the year ended December 31, 2018, a related party loan with a carrying amount of $9,781,000 was transferred to loans held for sale as the Company made the decision to sell the loan. The loan was subsequently sold at its par value for no gain or loss. See Note 17 – Related Party Transactions for further information regarding the sale of the related party loan. During the year ended December 31, 2017, loans with a carrying amount of $3,914,000 were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. These loans were subsequently sold resulting in proceeds of $3,834,000 and a loss on sale of loans of $80,000, which was recorded as other noninterest income in the consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan and Lease Losses

The activity in the allowance for loan and lease losses (“ALLL”) is as follows:

(Dollars in thousands)	Beginning				Reclassification	Ending
Year ended December 31, 2019	Balance	Provision	Charge-offs	Recoveries	To Held For Sale	Balance
Commercial real estate	$4,493	$1,163	$(304)	$1	$—	$5,353
Construction, land development, land	1,134	234	(78)	92	—	1,382
1-4 family residential properties	317	71	(141)	61	—	308
Farmland	535	400	(265)	—	—	670
Commercial	12,865	2,580	(3,326)	447	—	12,566
Factored receivables	7,299	2,556	(2,494)	296	—	7,657
Consumer	615	583	(876)	166	—	488
Mortgage warehouse	313	355	—	—	—	668
	$27,571	$7,942	$(7,484)	$1,063	$—	$29,092

(Dollars in thousands)	Beginning				Reclassification	Ending
Year ended December 31, 2018	Balance	Provision	Charge-offs	Recoveries	To Held For Sale	Balance
Commercial real estate	$3,435	$1,044	$(90)	$104	$—	$4,493
Construction, land development, land	883	293	(59)	17	—	1,134
1-4 family residential properties	293	23	(17)	18	—	317
Farmland	310	425	(200)	—	—	535
Commercial	8,150	10,052	(5,855)	518	—	12,865
Factored receivables	4,597	3,857	(1,224)	69	—	7,299
Consumer	783	457	(989)	364	—	615
Mortgage warehouse	297	16	—	—	—	313
	$18,748	$16,167	$(8,434)	$1,090	$—	$27,571

(Dollars in thousands)	Beginning				Reclassification	Ending
Year ended December 31, 2017	Balance	Provision	Charge-offs	Recoveries	To Held For Sale	Balance
Commercial real estate	$1,813	$1,822	$(259)	$59	$—	$3,435
Construction, land development, land	465	825	(582)	175	—	883
1-4 family residential properties	253	24	(31)	47	—	293
Farmland	170	140	—	—	—	310
Commercial	8,014	5,785	(4,875)	1,329	(2,103)	8,150
Factored receivables	4,088	2,058	(1,667)	118	—	4,597
Consumer	420	859	(1,004)	508	—	783
Mortgage warehouse	182	115	—	—	—	297
	$15,405	$11,628	$(8,418)	$2,236	$(2,103)	$18,748

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective ALLL allocations:

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2019	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$7,455	$1,030,439	$9,067	$1,046,961	$344	$5,009	$—	$5,353
Construction, land development, land	2,138	155,985	2,446	160,569	271	1,111	—	1,382
1-4 family residential properties	1,728	177,189	508	179,425	33	275	—	308
Farmland	6,638	148,233	104	154,975	—	670	—	670
Commercial	15,618	1,326,515	550	1,342,683	1,278	11,284	4	12,566
Factored receivables	15,947	604,039	—	619,986	3,178	4,479	—	7,657
Consumer	327	21,598	—	21,925	9	479	—	488
Mortgage warehouse	—	667,988	—	667,988	—	668	—	668
	$49,851	$4,131,986	$12,675	$4,194,512	$5,113	$23,975	$4	$29,092

(Dollars in thousands)	Loan Evaluation				ALLL Allocations
December 31, 2018	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ALLL
Commercial real estate	$7,097	$974,280	$10,703	$992,080	$487	$4,006	$—	$4,493
Construction, land development, land	91	172,709	6,791	179,591	21	1,113	—	1,134
1-4 family residential properties	2,333	186,664	1,188	190,185	125	192	—	317
Farmland	7,424	162,735	381	170,540	72	463	—	535
Commercial	17,153	1,096,813	1,005	1,114,971	1,958	10,903	4	12,865
Factored receivables	6,759	611,032	—	617,791	1,968	5,331	—	7,299
Consumer	355	29,467	—	29,822	22	593	—	615
Mortgage warehouse	—	313,664	—	313,664	—	313	—	313
	$41,212	$3,547,364	$20,068	$3,608,644	$4,653	$22,914	$4	$27,571

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans. PCI loans that have not deteriorated subsequent to acquisition are not considered impaired and therefore do not require an ALLL and are excluded from these tables.

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2019	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$878	$907	$344	$6,577	$6,643
Construction, land development, land	935	935	271	1,203	1,305
1-4 family residential properties	35	22	33	1,693	1,799
Farmland	—	—	—	6,638	6,819
Commercial	6,032	6,053	1,278	9,586	9,751
Factored receivables	15,940	15,940	3,178	7	7
Consumer	17	16	9	310	311
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$23,908	$23,928	$5,117	$26,014	$26,635

	Impaired Loans and PCI Impaired Loans			Impaired Loans
	With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Recorded	Unpaid	Related	Recorded	Unpaid
December 31, 2018	Investment	Principal	Allowance	Investment	Principal
Commercial real estate	$5,610	$5,614	$487	$1,487	$1,520
Construction, land development, land	91	91	21	—	—
1-4 family residential properties	225	216	125	2,108	2,255
Farmland	914	900	72	6,510	6,979
Commercial	5,235	5,254	1,958	11,918	12,089
Factored receivables	6,759	6,759	1,968	—	—
Consumer	63	57	22	292	296
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$18,968	$18,946	$4,657	$22,315	$23,139

The following table presents average impaired loans and interest recognized on impaired loans:

	Years Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average	Interest	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$7,276	$117	$4,055	$86	$1,234	$33
Construction, land development, land	1,114	35	113	—	249	—
1-4 family residential properties	2,031	47	2,486	77	1,867	45
Farmland	7,031	107	5,612	197	2,567	45
Commercial	16,386	605	21,885	870	29,825	599
Factored receivables	11,353	—	5,742	—	3,951	—
Consumer	341	7	369	14	229	9
Mortgage warehouse	—	—	—	—	—	—
PCI	71	—	35	—	262	—
	$45,603	$918	$40,297	$1,244	$40,184	$731

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Nonaccrual Loans

The following is a summary of contractually past due and nonaccrual loans:

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2019	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$1,356	$—	$7,455	$8,811
Construction, land development, land	—	—	2,138	2,138
1-4 family residential properties	1,783	—	1,647	3,430
Farmland	52	—	6,390	6,442
Commercial	5,478	—	15,565	21,043
Factored receivables	36,300	4,226	—	40,526
Consumer	881	—	327	1,208
Mortgage warehouse	—	—	—	—
PCI	5,739	—	2,532	8,271
	$51,589	$4,226	$36,054	$91,869

	Past Due	Past Due 90
(Dollars in thousands)	30-89 Days	Days or More
December 31, 2018	Still Accruing	Still Accruing	Nonaccrual	Total
Commercial real estate	$2,625	$397	$7,096	$10,118
Construction, land development, land	1,003	—	91	1,094
1-4 family residential properties	2,103	—	1,588	3,691
Farmland	308	—	4,059	4,367
Commercial	3,728	999	14,071	18,798
Factored receivables	41,135	2,152	—	43,287
Consumer	1,005	11	355	1,371
Mortgage warehouse	—	—	—	—
PCI	788	—	3,525	4,313
	$52,695	$3,559	$30,785	$87,039

The following table presents information regarding nonperforming loans:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Nonaccrual loans(1)	$36,054	$30,785
Factored receivables greater than 90 days past due	4,226	2,152
Troubled debt restructurings accruing interest	333	3,117
	$40,613	$36,054

(1)Includes troubled debt restructurings of $4,888,000 and $3,730,000 at December 31, 2019 and 2018, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2019 and 2018, based on the most recent analysis performed, the risk category of loans is as follows:

(Dollars in thousands)
December 31, 2019	Pass	Classified	PCI	Total
Commercial real estate	$1,030,358	$7,536	$9,067	$1,046,961
Construction, land development, land	155,985	2,138	2,446	160,569
1-4 family residential	177,177	1,740	508	179,425
Farmland	144,777	10,094	104	154,975
Commercial	1,313,042	29,091	550	1,342,683
Factored receivables	604,774	15,212	—	619,986
Consumer	21,594	331	—	21,925
Mortgage warehouse	667,988	—	—	667,988
	$4,115,695	$66,142	$12,675	$4,194,512

(Dollars in thousands)
December 31, 2018	Pass	Classified	PCI	Total
Commercial real estate	$977,548	$3,829	$10,703	$992,080
Construction, land development, land	172,709	91	6,791	179,591
1-4 family residential	187,251	1,746	1,188	190,185
Farmland	161,565	8,594	381	170,540
Commercial	1,093,759	20,207	1,005	1,114,971
Factored receivables	612,577	5,214	—	617,791
Consumer	29,461	361	—	29,822
Mortgage warehouse	313,664	—	—	313,664
	$3,548,534	$40,042	$20,068	$3,608,644

Troubled Debt Restructurings

The Company had a recorded investment in troubled debt restructurings of $5,221,000 and $6,847,000 as of December 31, 2019 and 2018, respectively. The Company had allocated specific allowances for these loans of $718,000 and $286,000 at December 31, 2019 and 2018, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the years ended December 31, 2019, 2018, and 2017. The Company did not grant principal reductions on any restructured loans.

				Extended
	Extended			Maturity and
	Amortization	Payment	AB Note	Reduced	Total	Number of
(Dollars in thousands)	Period	Deferrals	Restructure	Interest Rate	Modifications	Loans
December 31, 2019
Commercial real estate	$—	$—	$4,597	$—	$4,597	1
1-4 family residential properties	—	38	—	—	38	2
Farmland	—	—	—	—	—	—
Commercial	1,762	115	—	593	2,470	11
	$1,762	$153	$4,597	$593	$7,105	14

December 31, 2018
Commercial real estate	$—	$589	$—	$—	$589	2
1-4 family residential properties	103	—	—	—	103	2
Farmland	263	—	—	—	263	1
Commercial	875	—	—	—	875	10
	$1,241	$589	$—	$—	$1,830	15

December 31, 2017
Commercial	$8,831	$—	$—	$—	$8,831	8

During the year ended December 31, 2019, the Company had three loans modified as troubled debt restructurings with a recorded investment of $680,000 for which there were payment defaults within twelve months following the modification. The payment defaults did not result in incremental allowance allocations or charge-offs. There were no loans modified as troubled debt restructurings during the years ended December 31, 2018 and 2017 for which there was a payment default during the years then ended. Default is determined at 90 or more days past due, charge-off, or foreclosure.

Residential Real Estate Loans In Process of Foreclosure

At December 31, 2019 and 2018, the Company had $87,000 and $926,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

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

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Contractually required principal and interest:
Real estate loans	$14,015	$22,644
Commercial loans	677	4,078
Outstanding contractually required principal and interest	$14,692	$26,722
Gross carrying amount included in loans receivable	$12,675	$20,068

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in accretable yield in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Accretable yield, beginning balance	$5,711	$2,793	$4,261
Additions	—	2,997	371
Accretion	(3,835)	(1,430)	(3,442)
Reclassification from nonaccretable to accretable yield	257	1,351	2,108
Disposals	(814)	—	(505)
Accretable yield, ending balance	$1,319	$5,711	$2,793

NOTE 5 — OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Beginning balance	$2,060	$9,191	$6,077
Acquired through business acquisition	—	213	2,282
Loans transferred to OREO	3,360	514	6,585
Premises transferred to OREO	—	1,139	276
Net OREO gains (losses) and valuation adjustments	351	(514)	(850)
Sales of OREO	(2,762)	(8,483)	(5,179)
Ending balance	$3,009	$2,060	$9,191

NOTE 6 — PREMISES AND EQUIPMENT

Premises and Equipment

Premises and equipment consisted of the following:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Land	$13,139	$13,119
Buildings	50,525	49,132
Leasehold improvements	21,842	13,191
Automobiles and aircraft	6,060	5,821
Furniture, fixtures and equipment	25,989	18,815
	117,555	100,078
Accumulated depreciation	(20,960)	(16,686)
	$96,595	$83,392

Depreciation expense was $8,135,000, $5,720,000 and $4,001,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Leases

The Company leases certain premises and equipment under operating leases. At December 31, 2019, the Company had lease liabilities totaling $21,042,000 and right-of-use assets totaling $21,066,000 related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the year ended December 31, 2019, the weighted average remaining lease term for operating leases was 6.6 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.4%.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease costs were as follows:

Year Ended December 31,
(Dollars in thousands)	2019
Operating lease cost	$4,377
Short-term lease cost	—
Variable lease cost	333
Total lease cost	$4,710

Rent expense for the years ended December 31, 2018 and 2017, prior to the adoption of ASU 2016-02, was $3,229,000 and $2,261,000, respectively.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2019. At December 31, 2019, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	2019
Lease payments due:
Within one year	$4,036
After one but within two years	4,008
After two but within three years	3,697
After three but within four years	3,160
After four but within five years	2,918
After five years	5,744
Total undiscounted cash flows	23,563
Discount on cash flows	(2,521)
Total lease liability	$21,042

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Goodwill	$158,743	$158,743

	December 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$43,578	$(22,258)	$21,320	$43,578	$(16,266)	$27,312
Other intangible assets	15,700	(5,477)	10,223	15,700	(2,338)	13,362
	$59,278	$(27,735)	$31,543	$59,278	$(18,604)	$40,674

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in goodwill and intangible assets by operating segment during the year are as follows:

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Total
Beginning balance	$135,477	$63,940	$—	$199,417
Amortization of intangibles	(6,205)	(2,926)	—	(9,131)
Ending balance	$129,272	$61,014	$—	$190,286

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Total
Beginning balance	$54,910	$8,868	$—	$63,778
Acquired goodwill	72,075	42,975	—	115,050
Acquired intangibles	14,069	13,933	—	28,002
Amortization of intangibles	(5,144)	(1,836)	—	(6,980)
Divestiture of intangibles	(433)	—	—	(433)
Ending balance	$135,477	$63,940	$—	$199,417

(Dollars in thousands)
December 31, 2017	Banking	Factoring	Corporate	Total
Beginning balance	$36,139	$8,871	$1,521	$46,531
Acquired goodwill	16,340	—	—	16,340
Acquired intangibles	9,478	—	—	9,478
Amortization of intangibles	(5,016)	(3)	(182)	(5,201)
Divestiture of intangibles	—	—	(1,339)	(1,339)
Reclass of goodwill to assets held for sale	(1,024)	—	—	(1,024)
Reclass of intangibles to assets held for sale	(1,007)	—	—	(1,007)
Ending balance	$54,910	$8,868	$—	$63,778

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

After performing an impairment test comparing the carrying value of intangible assets to the fair value of intangible assets during the years ended December 31, 2019 and 2018, it was determined that the fair value of the intangible assets exceeded their carrying amount and thus, no intangible asset impairment was recorded. During the year ended December 31, 2017, it was determined that the carrying amount of core deposit intangibles related to public funds assigned to the Banking segment exceeded the fair value of these core deposit intangibles, resulting in an impairment charge of $1,276,000 for the year ended December 31, 2017. The impairment charge was recorded as amortization expense in the consolidated statements of income. The impairment of the core deposit intangibles was a result of the decline in public funds deposit balances caused by the Company’s intentional decision to reduce its reliance on the use of public funds.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, material acquired intangible assets are being amortized utilizing an accelerated method over their estimated useful lives, which range from 8 to 10 years. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2020	$7,941
2021	6,670
2022	5,422
2023	4,236
2024	3,167
Thereafter	4,107
$31,543

NOTE 8 — EQUITY METHOD INVESTMENT

On October 17, 2019, the Company made a minority equity investment of $8,000,000 in Warehouse Solutions Inc. (“WSI”), purchasing 8% of the common stock of WSI and receiving warrants to purchase an additional 10% of the common stock of WSI upon exercise of the warrants at a later date. WSI provides technology solutions to help reduce supply chain costs for a global client base across multiple industries.

At December 31, 2019, the Company’s investment in WSI totaled $8,037,000, with $4,813,000 allocated to the purchased common stock and $3,224,000 allocated to the purchased warrants. The entire investment was recorded in other assets within the Company’s consolidated balance sheets. Although the Company holds less than 20% of the voting stock of WSI, the investment in common stock is accounted for using the equity method as the Company’s representation on WSI’s board of directors, which is disproportionately larger in size than the common stock investment held, demonstrates that it has significant influence over the investee. The difference between the amount at which the investment in common stock is carried and the amount of underlying equity in net assets does not have a material impact on the Company’s equity method earnings.

The Company has made an accounting policy election to record its equity method earnings from the investment in WSI common stock on a one quarter lag. As the Company’s initial investment was made during the quarter ended December 31, 2019, the Company did not recognize any equity method earnings from the investment during the year ended December 31, 2019.

NOTE 9 — VARIABLE INTEREST ENTITIES

Collateralized Loan Obligation Funds - Closed

The Company, through its subsidiary Triumph Capital Advisors, acted as the asset manager or provided certain middle and back office staffing and services to the asset manager of various Collateralized Loan Obligation (“CLO”) funds. TCA earned asset management fees in accordance with the terms of its asset management or staffing and services agreements associated with the CLO funds. TCA earned asset management fees totaling $1,717,000 for the year ended December 31, 2017. On March 31, 2017, the Company sold its membership interests in TCA as discussed in Note 2 – Business Combinations and Divestitures. As a result of the TCA sale, as of March 31, 2017, the Company no longer acted as asset manager or staffing and services provider for any CLO funds.

The Company holds investments in the subordinated notes of the following closed CLO funds:

	Offering	Offering
(Dollars in thousands)	Date	Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $8,417,000 and $8,487,000 at December 31, 2019 and 2018, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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

Collateralized Loan Obligation Funds – Warehouse Phase

From time to time, the Company may invest in the subordinated debt of entities formed to be the issuers of CLO offerings during their warehouse phases. The Company’s investments in these CLO funds are repaid when the CLO funds’ warehouse phases are closed and the CLO offerings are issued. The Company’s maximum exposure to loss as a result of its involvement with these CLO funds is limited to the carrying amount of its investments in the subordinated debt of the CLO funds. The Company did not hold any investments in the subordinated debt of CLO funds during their warehouse phase at December 31, 2019 and 2018, or during the years ended December 31, 2019 and 2018. Income from the Company’s investments in CLO warehouse entities totaled $2,226,000 during the year ended December 31, 2017 and is included in other noninterest income within the Company’s consolidated statements of income.

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

NOTE 10 — Deposits

Deposits are summarized as follows:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Noninterest bearing demand	$809,696	$724,527
Interest bearing demand	580,323	615,704
Individual retirement accounts	104,472	115,583
Money market	497,105	443,663
Savings	363,270	369,389
Certificates of deposit	1,084,425	835,127
Brokered deposits	350,615	346,356
Total deposits	$3,789,906	$3,450,349

At December 31, 2019, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered deposits, are as follows:

(Dollars in thousands)	December 31, 2019
Within one year	$1,245,273
After one but within two years	262,385
After two but within three years	19,713
After three but within four years	8,187
After four but within five years	3,954
Total	$1,539,512

Time deposits, including individual retirement accounts, certificates of deposit, and brokered deposits, with individual balances of $250,000 and greater totaled $252,529,000 and $187,123,000 at December 31, 2019 and 2018, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — BORROWINGS AND BORROWING CAPACITY

Customer Repurchase Agreements

Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Amount outstanding at end of the year	$2,033	$4,485
Weighted average interest rate at end of the year	0.03%	0.01%
Average daily balance during the year	$7,823	$8,648
Weighted average interest rate during the year	0.02%	0.02%
Maximum month-end balance during the year	$14,463	$13,844

Customer repurchase agreements are secured by pledged securities with carrying amounts as follows:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
U.S. Government agency obligations	$2,997	$5,916

FHLB Advances

FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Fixed Rate		Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
2020	$400,000	1.56%	$—	—
2027	—	—	30,000	1.84%
	$400,000	1.56%	$30,000	1.84%

Information concerning FHLB advances is summarized as follows:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Amount outstanding at end of the year	$430,000	$330,000
Weighted average interest rate at end of the year	1.58%	2.52%
Average daily balance during the year	$369,548	$345,388
Weighted average interest rate during the year	2.32%	1.96%
Maximum month-end balance during the year	$530,000	$455,000

The Company’s unused borrowing capacity with the FHLB is as follows:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Borrowing capacity	$1,300,985	$846,427
Borrowings outstanding	430,000	330,000
Unused borrowing capacity	$870,985	$516,427

Federal Funds Purchased

The Company had no federal funds purchased at December 31, 2019 or 2018. However, as of December 31, 2019, the Company had unsecured federal funds lines of credit with seven unaffiliated banks totaling $137,500,000.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Notes

On September 30, 2016, the Company issued $50,000,000 of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2016 Notes”). The 2016 Notes initially bear interest at 6.50% per annum, payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. The Company may, at its option, beginning on September 30, 2021 and on any scheduled interest payment date thereafter, redeem the 2016 Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the 2016 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.

The 2016 Notes are included on the consolidated balance sheets as liabilities at their carrying values of $49,037,000 and $48,929,000 at December 31, 2019 and 2018, respectively; however, for regulatory purposes, the carrying value of these obligations were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Notes totaled $1,324,000, including an underwriting discount of 1.5%, or $750,000, and have been netted against the subordinated notes liability on the balance sheet. The underwriting discount and other debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.

On November 27, 2019, the Company issued $39,500,000 of Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2019 Notes”). The 2019 Notes initially bear interest at 4.875% per annum, payable semi-annually in arrears, to, but excluding, November 27, 2024, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to a benchmark rate, initially three-month LIBOR, as determined for the applicable quarterly period, plus 3.330%. The Company may, at its option, beginning on November 27, 2024 and on any scheduled interest payment date thereafter, redeem the 2019 Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the 2019 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.

The 2019 Notes are included on the consolidated balance sheets as liabilities at their carrying values of $38,290,000 at December 31, 2019; however, for regulatory purposes, the carrying value of these obligations were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Notes totaled $1,218,000, including an underwriting discount of 1.5%, or $593,000, and have been netted against the subordinated notes liability on the balance sheet. The underwriting discount and other debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.

The 2016 Notes and the 2019 Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.

Junior Subordinated Debentures

The following provides a summary of the Company’s junior subordinated debentures:

				Variable	Interest Rate At
(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate	December 31, 2019
National Bancshares Capital Trust II	$15,464	$13,094	September 2033	LIBOR + 3.00%	4.89%
National Bancshares Capital Trust III	17,526	12,771	July 2036	LIBOR + 1.64%	3.63%
ColoEast Capital Trust I	5,155	3,543	September 2035	LIBOR + 1.60%	3.56%
ColoEast Capital Trust II	6,700	4,627	March 2037	LIBOR + 1.79%	3.75%
Valley Bancorp Statutory Trust I	3,093	2,867	September 2032	LIBOR + 3.40%	5.35%
Valley Bancorp Statutory Trust II	3,093	2,664	July 2034	LIBOR + 2.75%	4.65%
	$51,031	$39,566

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

The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $39,566,000 and $39,083,000 was allowed in the calculation of Tier I regulatory capital as of December 31, 2019 and 2018, respectively.

NOTE 12 — EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a 401(k) benefit plan that allows employee contributions up to the maximum tax-deferred limitations established by the Internal Revenue Code, which are matched by the Company equal to 100% of the first 4% of the compensation contributed. Expense related to the 401(k) matching contributions for the years ended December 31, 2019, 2018 and 2017 was $2,306,000, $1,838,000 and $1,468,000, respectively.

NOTE 13 — INCOME TAXES

Income tax expense consisted of the following:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Income tax expense:
Current	$12,971	$14,091	$14,714
Deferred	3,908	708	10,174
Change in valuation allowance for deferred tax asset	23	(7)	(10)
Income tax expense	$16,902	$14,792	$24,878

Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Tax provision computed at federal statutory rate	$15,844	$13,965	$21,384
Effect of:
State taxes, net	1,704	1,716	1,112
Tax reform impact(1)	—	—	2,984
Bank-owned life insurance	(114)	(141)	(246)
Tax exempt interest	(442)	(436)	(545)
Change in valuation allowance for deferred tax asset	23	(7)	(10)
Other	(113)	(305)	199
Income tax expense	$16,902	$14,792	$24,878

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in thousands)	2019	2018
Deferred tax assets
Federal net operating loss carryforwards	$5,034	$6,111
State net operating loss carryforwards	552	541
Acquired loan basis	450	587
Other real estate owned	44	134
AMT credit carryforward	714	2,855
Allowance for loan losses	6,828	6,382
Unrealized loss on securities available for sale	—	356
Accrued liabilities	1,744	1,714
Lease liability	4,994	—
Other	1,925	1,537
Total deferred tax assets	22,285	20,217
Deferred tax liabilities
Goodwill and intangible assets	2,143	1,661
Fair value adjustment on junior subordinated debentures	2,564	2,468
Premises and equipment	6,142	4,804
Installment gain on sale of subsidiary	1,816	2,292
Lease right-of-use asset	4,815	—
Unrealized gain on securities available for sale	339	—
Other	376	299
Total deferred tax liabilities	18,195	11,524
Net deferred tax asset before valuation allowance	4,090	8,693
Valuation allowance	(278)	(255)
Net deferred tax asset	$3,812	$8,438

The Company's federal and state net operating loss carryforwards as of December 31, 2019 were $23,970,000 and $13,340,000, respectively, which will expire at various dates from 2031 through 2035. The Company has a Federal Alternative Minimum Tax Credit carryforward of $714,000 as of December 31, 2019 with no expiration. The Company has a valuation allowance on certain net operating loss carryforwards that are not expected to be realized before expiration.

The Company's federal and state net operating loss carryforwards as of December 31, 2018 were $29,102,000 and $16,829,000, respectively. The Company had a Federal Alternative Minimum Tax Credit carryforward of $2,855,000 as of December 31, 2018.

An Internal Revenue Code Section 382 (“Section 382”) ownership change was triggered as part of previous acquisitions. A significant portion of the deferred tax asset relating to the Company's net operating loss carryforwards is subject to the annual limitation rules under Section 382. The utilization of tax carryforward attributes acquired from the EJ Financial Corp. (2010) acquisition is subject to an annual limitation of $341,000. The utilization of tax carryforward attributes acquired from the National Bancshares, Inc. (2013) acquisition is subject to an annual limitation of $2,040,000. Any remaining tax attribute carryforwards generated prior to the Section 382 ownership change in 2013 are subject to an annual limitation of $3,696,000.

The utilization of deferred tax assets related to the net operating loss and tax credit carryforwards acquired from the 2016 ColoEast stock acquisition are subject to an annual limitation of $1,906,000 under Section 382 rules.

At December 31, 2019 and 2018, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2016.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. The Company does not anticipate any material losses as a result of commitments and contingent liabilities.

NOTE 15 — OFF-BALANCE SHEET LOAN COMMITMENTS

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$49,057	$444,028	$493,085	$69,053	$433,667	$502,720
Standby letters of credit	$3,017	$3,781	$6,798	$2,285	$3,931	$6,216
Commitments to purchase loans	$—	$22,004	$22,004	$—	$—	$—
Mortgage warehouse commitments	$—	$340,502	$340,502	$—	$266,458	$266,458

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

The Company records an allowance for credit losses on off balance sheet credit exposures through a charge to other noninterest expense on the Company’s consolidated statements of income. At December 31, 2019 and 2018, the allowance for credit losses on off balance sheet credit exposures totaled $638,000 and $538,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

In addition to the commitments above, the Company had overdraft protection available in the amounts of $2,639,000 and $3,087,000 at December 31, 2019 and 2018, respectively.

NOTE 16 — Fair Value Disclosures

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$39,760	$—	$39,760
Mortgage-backed securities, residential	—	38,016	—	38,016
Asset-backed securities	—	7,959	—	7,959
State and municipal	—	32,065	—	32,065
CLO Securities	—	75,273	—	75,273
Corporate bonds	—	51,583	—	51,583
SBA pooled securities	—	4,164	—	4,164
	$—	$248,820	$—	$248,820

Equity securities
Mutual fund	$5,437	$—	$—	$5,437

Loans held for sale	$—	$2,735	$—	$2,735

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$21,622	$21,622

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$92,648	$—	$92,648
U.S. Treasury notes	—	1,932	—	1,932
Mortgage-backed securities, residential	—	39,736	—	39,736
Asset-backed securities	—	10,145	—	10,145
State and municipal	—	118,451	—	118,451
Corporate bonds	—	68,787	—	68,787
SBA pooled securities	—	4,724	—	4,724
	$—	$336,423	$—	$336,423

Equity securities
Mutual fund	$5,044	$—	$—	$5,044

Loans held for sale	$—	$2,106	$—	$2,106

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$20,745	$20,745

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans held for sale – The fair value of loans held for sale is determined using commitments on hand from investors or prevailing market prices and are classified in Level 2 of the valuation hierarchy.

ICC contingent consideration – The fair value of the ICC contingent consideration is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition and is correlated to monthly movements in average invoice prices historically experienced by ICC. The index is calculated by a third party data analytics firm and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period after closing, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price, with a payout ranging from $0 to $22,000,000. The fair value of the contingent consideration is calculated each reporting period, and changes in the fair value of the contingent consideration are recorded in noninterest income in the consolidated statements of income. The fair value is classified in Level 3 of the valuation hierarchy. At December 31, 2019 and 2018, the fair value calculation of the contingent consideration resulted in an estimated payout of $22,000,000, and discount rates of 1.7% and 2.9%, respectively, were applied to calculate the present value of the contingent consideration. A reconciliation of the opening balance to the closing balance of the fair value of the contingent consideration is as follows:

(Dollars in thousands)	2019	2018
Beginning balance	$20,745	$—
Contingent consideration recognized in business combination	—	20,000
Change in fair value of contingent consideration recognized in earnings	877	745
Consideration settlement payments	—	—
Ending balance	$21,622	$20,745

There were no transfers between levels for the years ended December 31, 2019 and 2018.

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2019 and 2018.

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$534	$534
Construction, land development, land	—	—	664	664
1-4 family residential properties	—	—	2	2
Commercial	—	—	4,754	4,754
Factored receivables	—	—	12,762	12,762
Consumer	—	—	8	8
PCI	—	—	67	67
Other real estate owned (1):
Commercial	—	—	388	388
1-4 family residential properties	—	—	89	89
	$—	$—	$19,268	$19,268

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$5,123	$5,123
Construction, land development, land	—	—	70	70
1-4 family residential properties	—	—	100	100
Farmland	—	—	842	842
Commercial	—	—	3,277	3,277
Factored receivables	—	—	4,791	4,791
Consumer	—	—	41	41
PCI	—	—	67	67
Other real estate owned (1):
Commercial	—	—	1,095	1,095
	$—	$—	$15,406	$15,406

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Represents the fair value of OREO that was adjusted subsequent to its initial classification as OREO.

As of December 31, 2019 and 2018, the only Level 3 assets with material unobservable inputs are associated with impaired loans and OREO.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis were as follows:

	December 31, 2019
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$197,880	$197,880	$—	$—	$197,880
Securities - held to maturity	8,417	—	—	6,907	6,907
Loans not previously presented, gross	4,170,604	83,454	—	4,086,597	4,170,051
FHLB and other restricted stock	19,860	N/A	N/A	N/A	N/A
Accrued interest receivable	20,322	20,322	—	—	20,322

Financial liabilities:
Deposits	3,789,906	—	3,793,603	—	3,793,603
Customer repurchase agreements	2,033	—	2,033	—	2,033
Federal Home Loan Bank advances	430,000	—	430,000	—	430,000
Subordinated notes	87,327	—	93,877	—	93,877
Junior subordinated debentures	39,566	—	40,700	—	40,700
Accrued interest payable	9,367	9,367	—	—	9,367

	December 31, 2018
	Carrying	Fair Value Measurements Using			Total
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$234,939	$234,939	$—	$—	$234,939
Securities - held to maturity	8,487	—	—	7,326	7,326
Loans not previously presented, gross	3,589,676	—	—	3,505,724	3,505,724
FHLB and other restricted stock	15,943	N/A	N/A	N/A	N/A
Accrued interest receivable	19,094	19,094	—	—	19,094

Financial liabilities:
Deposits	3,450,349	—	3,440,570	—	3,440,570
Customer repurchase agreements	4,485	—	4,485	—	4,485
Federal Home Loan Bank advances	330,000	—	330,000	—	330,000
Subordinated notes	48,929	—	50,500	—	50,500
Junior subordinated debentures	39,083	—	40,808	—	40,808
Accrued interest payable	6,722	6,722	—	—	6,722

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans

Loans include loans held for investment, excluding impaired loans previously described above. For variable rate loans that reprice frequently and have no significant changes in credit risk, excluding previously presented impaired loans measured at fair value on a non-recurring basis, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses. The discount rates used to determine the fair value of loans use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. These loans are considered a Level 3 classification.

The fair values of commercial loans in the Company’s liquid credit portfolio are determined based on quoted market prices in active markets and are considered a Level 1 classification.

FHLB and other restricted stock

FHLB and other restricted stock is restricted to member banks and there are restrictions placed on its transferability. As a result, the fair value of FHLB and other restricted stock was not practicable to determine.

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

NOTE 17 — RELATED-PARTY TRANSACTIONS

In the ordinary course of business, we have granted loans to executive officers, directors, and their affiliates were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Beginning balance	$39,520	$26,612
New loans and advances	952	28,526
Repayments and sales	(821)	(15,618)
Ending balance	$39,651	$39,520

In December 2018, the Company sold a loan with an aggregate principal balance of $9,781,000 to an entity in which a director, together with members of his family, have a majority interest. The loan, which was originated as a Regulation O related party loan due

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2019 and 2018, there were no loans to executive officers, directors, or their affiliates that were considered non-performing or potential problem loans.

Deposits from executive officers, directors, and their affiliates at December 31, 2019 and 2018 were $5,641,000 and $6,176,000, respectively.

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

As described in Note 9 – Variable Interest Entities, the Company, through its subsidiary TCA, provided certain middle and back office staffing and services to Trinitas as the asset manager of various CLO funds issued by Trinitas. For the year ended December 31, 2017, TCA earned fees from Trinitas totaling $521,000. No asset management fees were earned by TCA from Trinitas for the years ended December 31, 2019 and 2018. As a result of the TCA sale, as of March 31, 2017 the Company no longer acts as a staffing and services provider for Trinitas. The Company holds investments in the subordinated notes of Trinitas IV, Trinitas V, and Trinitas VI, CLOs managed by Trinitas, with a carrying amount of $8,417,000 and $8,487,000 at December 31, 2019 and 2018, respectively.

Triumph Consolidated Cos., LLC

As described in Note 19 – Stockholders’ Equity, Triumph Consolidated Cos., LLC held a warrant to purchase shares of the Company’s common stock which was exercised during the year ended December 31, 2017. Prior to its dissolution during the year ended December 31, 2017, certain of the Company’s directors and executive officers were directors, officers, investors, or other interest holders in Triumph Consolidated Cos., LLC.

NOTE 18 — REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2019, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2019, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2019 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table:

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$604,832	12.8%	$378,020	8.0%	N/A	N/A
TBK Bank, SSB	$555,213	12.0%	$370,142	8.0%	$462,678	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$487,775	10.3%	$284,141	6.0%	N/A	N/A
TBK Bank, SSB	$525,490	11.4%	$276,574	6.0%	$368,765	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$448,209	9.5%	$212,310	4.5%	N/A	N/A
TBK Bank, SSB	$525,490	11.4%	$207,430	4.5%	$299,621	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$487,775	10.0%	$195,110	4.0%	N/A	N/A
TBK Bank, SSB	$525,490	10.9%	$192,840	4.0%	$241,050	5.0%

As of December 31, 2018
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$552,398	13.4%	$330,970	8.0%	N/A	N/A
TBK Bank, SSB	$496,526	12.4%	$320,856	8.0%	$401,071	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$475,359	11.5%	$248,227	6.0%	N/A	N/A
TBK Bank, SSB	$468,500	11.7%	$240,642	6.0%	$320,856	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$436,276	10.5%	$186,170	4.5%	N/A	N/A
TBK Bank, SSB	$468,500	11.7%	$180,482	4.5%	$260,696	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$475,359	11.1%	$171,619	4.0%	N/A	N/A
TBK Bank, SSB	$468,500	11.0%	$170,092	4.0%	$212,615	5.0%

Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

Beginning in January 2016, the implementation of the capital conservation buffer set forth by the Basel III regulatory capital framework was effective for the Company starting at 0.625% of risk weighted assets above the minimum risk based capital ratio requirements and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. The capital conservation buffer was 2.5% and 1.875% at December 31, 2019 and 2018, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At December 31, 2019, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — STOCKHOLDERS’ EQUITY

The following summarizes the Company’s capital structure.

Common Stock

	December 31,
(Dollars in thousands, except per share amounts)	2019	2018
Shares authorized	50,000,000	50,000,000
Shares issued	27,163,642	27,053,999
Treasury shares	2,198,681	104,063
Shares outstanding	24,964,961	26,949,936
Par value per share	$0.01	$0.01

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

Stock Repurchase Program

On October 29, 2018, the Company announced that its board of directors had authorized the Company to repurchase up to $25,000,000 of the Company’s outstanding common stock.

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

The following repurchases were made under these programs:

(Dollars in thousands, except per share amounts)	Stock Repurchase Program Authorized
Year ended December 31, 2019	October 29, 2018	July 17, 2019	October 16, 2019	Total
Shares repurchased into treasury stock	838,141	850,093	392,557	2,080,791
Average price of shares repurchased into treasury stock	$29.74	$29.38	$36.69	$30.90
Total cost of shares repurchased into treasury stock	$24,954,000	$24,998,000	$14,414,000	$64,366,000

There were no stock repurchases made under these programs during the years ended December 31, 2018 and 2017.

Warrants

During 2012, the Company issued a warrant to Triumph Consolidated Cos., LLC to purchase 259,067 shares of the Company’s common stock. The warrant had an exercise price of $11.58 per share, was immediately exercisable, and had an expiration date of December 12, 2022. TCC exercised the warrant in full on August 2, 2017 and was issued 153,134 shares of common stock, net of

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares withheld by the Company to cover the exercise price. The shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Preferred Stock

The Company did not have any preferred shares issued or outstanding at December 31, 2019 or 2018.

On October 26, 2018, the 45,500 Preferred Stock Series A shares outstanding with a liquidation value of $4,550,000 were converted to 315,773 shares of common stock at the option of the holders at their preferred to common stock conversion ratio of 6.94008. No Preferred Stock Series A shares were converted to common stock during the years ended December 31, 2017.

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

NOTE 20 — STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $3,654,000, $2,735,000 and $1,801,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the year ended December 31, 2019 were as follows:

		Weighted Average
		Grant Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2019	101,213	$31.47
Granted	104,413	30.88
Vested	(48,675)	29.29
Forfeited	(8,602)	29.91
Nonvested at December 31, 2019	148,349	$31.86

RSAs granted to employees under the Omnibus Incentive Plan generally vest over three to four years, but vesting periods may vary. The fair value of shares vested during the years ended December 31, 2019, 2018 and 2017, totaled $1,466,000, $2,625,000, and $1,753,000, respectively. Compensation expense for RSAs will be recognized on an accelerated basis over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2019, there was $2,427,000 of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.95 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2019 were as follows:

		Weighted Average
		Grant Date
Nonvested RSUs	Shares	Fair Value
Nonvested at January 1, 2019	59,658	$38.75
Granted	—	—
Vested	—	—
Forfeited	(4,430)	38.75
Nonvested at December 31, 2019	55,228	$38.75

RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2019, there was $1,396,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 3.33 years.

Market Based Performance Stock Units

A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2019 were as follows:

		Weighted Average
		Grant Date
Nonvested Market Based PSUs	Shares	Fair Value
Nonvested at January 1, 2019	59,658	$38.57
Granted	12,479	33.91
Vested	—	—
Forfeited	(4,430)	38.57
Nonvested at December 31, 2019	67,707	$37.71

Market Based PSUs granted to employees under the Omnibus Incentive Plan vest after three to five years. The number of shares issued upon vesting will range from 0% to 175% of the shares granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of a specified group of peer banks. Compensation expense for the Market Based PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of Market Based PSUs granted is estimated using a Monte Carlo simulation.

The fair value of the Market Based PSUs granted was determined using the following weighted average assumptions:

	Year Ended December 31,
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

As of December 31, 2019, there was $1,718,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 3.14 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Based Performance Stock Units

A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2019 were as follows:

		Weighted Average
		Grant Date
Nonvested Performance Based PSUs	Shares	Fair Value
Nonvested at January 1, 2019	—	$—
Granted	254,000	38.02
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2019	254,000	$38.02

Performance Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. Compensation expense for the Performance Based PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. As of December 31, 2019, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $19,314,000, and the remaining performance period over which the cost could be recognized was 3.00 years. No compensation cost was recorded during the year ended December 31, 2019.

Stock Options

A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the year ended December 31, 2019 were as follows:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2019	231,467	$23.43
Granted	19,285	31.00
Exercised	(12,848)	18.25
Forfeited	(11,824)	27.32
Expired	(1,025)	38.48
Outstanding at December 31, 2019	225,055	$24.10	7.17	$3,165

Fully vested shares and shares expected to vest at December 31, 2019	225,055	$24.10	7.17	$3,165

Shares exercisable at December 31, 2019	118,537	$20.20	6.67	$2,121

Information related to the stock options for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017
Aggregate intrinsic value of options exercised	$155	$59	$251
Cash received from option exercises	$—	$—	$283
Tax benefit realized from option exercises	$33	$12	$88
Weighted average fair value of options granted (per share)	$10.03	$13.22	$8.71
Fair value of vested awards	$465	$313	$390

Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the stock options granted was determined using the following weighted average assumptions:

	2019	2018	2017
Risk-free interest rate	2.33%	2.85%	2.11%
Expected term	6.25 years	6.25 years	6.25 Years
Expected stock price volatility	27.46%	28.07%	29.70%
Dividend yield	—	—	—

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

As of December 31, 2019, there was $361,000 of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a remaining weighted average period of 2.50 years.

Employee Stock Purchase Plan

During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Triumph Bancorp, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. The first offering period has not yet commenced.

NOTE 21 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following tables present parent company only condensed financial information.

Condensed Parent Company Only Balance Sheets:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
ASSETS
Cash and cash equivalents	$35,914	$31,706
Securities - held to maturity	8,417	8,487
Loans	719	9,912
Investment in bank subsidiary	713,348	670,908
Investment in non-bank subsidiaries	5,542	6,396
Other assets	1,174	3,612
Total assets	$765,114	$731,021
LIABILITIES AND EQUITY
Subordinated notes	$87,327	$48,929
Junior subordinated debentures	39,566	39,083
Intercompany payables	318	318
Accrued expenses and other liabilities	1,313	6,084
Total liabilities	128,524	94,414
Stockholders' equity	636,590	636,607
Total liabilities and equity	$765,114	$731,021

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest income	$1,163	$2,014	$1,415
Interest expense	(6,464)	(6,092)	(5,300)
Provision for loan losses	83	8	(91)
Gain on sale of subsidiary or division	—	—	20,860
Other income	(187)	5	1,572
Salaries and employee benefits expense	(613)	(523)	(5,686)
Other expense	(2,069)	(3,710)	(3,138)
Income (loss) before income tax and income from subsidiaries	(8,087)	(8,298)	9,632
Income tax (expense) benefit	193	1,049	(3,087)
Dividends from subsidiaries and equity in undistributed subsidiary income	66,438	58,957	30,347
Net income	58,544	51,708	36,892
Dividends on preferred stock	—	(578)	(774)
Net income available to common stockholders(1)	$58,544	$51,130	$36,118
Comprehensive income attributable to Parent	$60,853	$51,101	$35,900

Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$58,544	$51,708	$36,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	(35,938)	(58,957)	(30,347)
Net accretion of securities	(923)	(983)	(800)
Amortization of junior subordinated debentures	483	460	413
Amortization of subordinated notes issuance costs	116	101	94
Stock based compensation	315	320	296
Income from CLO warehouse investments	—	—	(2,226)
Change in other assets	2,438	1,273	6,689
Change in accrued expenses and other liabilities	(4,771)	(6,458)	2,950
Net cash provided by (used in) operating activities	20,264	(12,536)	13,961
Cash flows from investing activities:
Investment in subsidiaries	—	(59,038)	(6,495)
Purchases of securities held to maturity	—	—	(5,092)
Proceeds from maturities, calls, and pay downs of securities held to maturity	993	1,053	715
Net change in loans	9,193	1,134	(10,062)
Net cash paid for CLO warehouse investments	—	—	(10,000)
Net proceeds from CLO warehouse investments	—	—	30,000
Cash used in acquisition of subsidiaries, net	—	(137,806)	(40,075)
Net cash provided by (used in) investing activities	10,186	(194,657)	(41,009)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net	38,282	—	—
Issuance of common stock, net of issuance costs	—	192,053	65,509
Dividends on preferred stock	—	(578)	(774)
Purchase of treasury stock	(64,524)	(398)	(366)
Stock option exercises	—	(4)	283
Net cash provided by (used in) financing activities	(26,242)	191,073	64,652
Net increase (decrease) in cash and cash equivalents	4,208	(16,120)	37,604
Cash and cash equivalents at beginning of period	31,706	47,826	10,222
Cash and cash equivalents at end of period	$35,914	$31,706	$47,826

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

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Parent company net income available to common stockholders	$58,544	$51,130	$36,118
Parent company loss on intercompany sale of loans	—	—	—
TBK Bank discount accretion	—	—	(672)
Consolidated net income available to common stockholders	$58,544	$51,130	$35,446

NOTE 22 — EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Basic
Net income to common stockholders	$58,544	$51,130	$35,446
Weighted average common shares outstanding	25,941,395	24,791,448	19,133,745
Basic earnings per common share	$2.26	$2.06	$1.85

Diluted
Net income to common stockholders	$58,544	$51,130	$35,446
Dilutive effect of preferred stock	—	578	774
Net income to common stockholders - diluted	$58,544	$51,708	$36,220
Weighted average common shares outstanding	25,941,395	24,791,448	19,133,745
Dilutive effects of:
Assumed conversion of Preferred A	—	258,674	315,773
Assumed conversion of Preferred B	—	290,375	354,471
Assumed exercises of stock warrants	—	—	82,567
Assumed exercises of stock options	63,808	84,126	45,653
Restricted stock awards	47,242	52,851	68,079
Restricted stock units	3,441	3,039	—
Performance stock units - market based	4,119	—	—
Performance stock units - performance based	—	—	—
Average shares and dilutive potential common shares	26,060,005	25,480,513	20,000,288
Diluted earnings per common share	$2.25	$2.03	$1.81

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Years Ended December 31,
	2019	2018	2017
Assumed conversion of Preferred A	—	—	—
Assumed conversion of Preferred B	—	—	—
Stock options	66,019	51,952	57,926
Restricted stock awards	—	—	—
Restricted stock units	—	—	—
Performance stock units - market based	55,228	59,658	—
Performance stock units - performance based	254,000	—	—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — BUSINESS SEGMENT INFORMATION

The following presents the Company’s operating segments. The accounting policies of the segments are the same as those described in Note 1 – Summary of Significant Accounting Policies. Transactions between segments consist primarily of borrowed funds. Beginning in 2019, intersegment interest expense is allocated to the Factoring segment based on Federal Home Loan Bank advance rates. Prior to 2019, intersegment interest was calculated based on the Company’s prime rate. The provision for loan loss is allocated based on the segment’s ALLL determination. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC. General factoring services not originated through TBC are included in the Banking segment. On March 31, 2017, the Company sold its 100% membership interest in Triumph Capital Advisors, LLC (“TCA”) and discontinued fee based asset management services. TCA operations for the years ended December 31, 2017 are reflected in the Corporate segment, along with the gain on sale of the Company’s membership interest in TCA.

(Dollars in thousands)
Year Ended December 31, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$211,742	$98,247	$1,164	$311,153
Intersegment interest allocations	11,294	(11,294)	—	—
Total interest expense	48,786	—	6,464	55,250
Net interest income (expense)	174,250	86,953	(5,300)	255,903
Provision for loan losses	5,533	2,486	(77)	7,942
Net interest income (expense) after provision	168,717	84,467	(5,223)	247,961
Noninterest income	26,875	4,727	(33)	31,569
Noninterest expense	148,620	51,780	3,684	204,084
Operating income (loss)	$46,972	$37,414	$(8,940)	$75,446

(Dollars in thousands)
Year Ended December 31, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$170,871	$90,092	$2,013	$262,976
Intersegment interest allocations	20,191	(20,191)	—	—
Total interest expense	29,834	—	6,092	35,926
Net interest income (expense)	161,228	69,901	(4,079)	227,050
Provision for loan losses	12,373	3,802	(8)	16,167
Net interest income (expense) after provision	148,855	66,099	(4,071)	210,883
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	18,364	3,483	52	21,899
Noninterest expense	119,283	43,495	4,575	167,353
Operating income (loss)	$49,007	$26,087	$(8,594)	$66,500

(Dollars in thousands)
Year Ended December 31, 2017	Banking	Factoring	Corporate	Consolidated
Total interest income	$130,480	$45,346	$1,398	$177,224
Intersegment interest allocations	8,023	(8,023)	—	—
Total interest expense	16,240	—	5,300	21,540
Net interest income (expense)	122,263	37,323	(3,902)	155,684
Provision for loan losses	9,310	2,227	91	11,628
Net interest income (expense) after provision	112,953	35,096	(3,993)	144,056
Gain on sale of subsidiary or division	—	—	20,860	20,860
Other noninterest income	14,336	2,737	2,723	19,796
Noninterest expense	90,632	22,641	10,341	123,614
Operating income (loss)	$36,657	$15,192	$9,249	$61,098

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans held for investment	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512

(Dollars in thousands)
December 31, 2018	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,458,399	$688,245	$737,530	$(1,324,395)	$4,559,779
Gross loans held for investment	$3,523,850	$588,750	$10,795	$(514,751)	$3,608,644

NOTE 24 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents quarterly financial data for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$81,171	$79,415	$77,303	$73,264
Interest expense	14,763	14,650	13,884	11,953
Net interest income	66,408	64,765	63,419	61,311
Provision for loan losses	382	2,865	3,681	1,014
Net interest income after provision	66,026	61,900	59,738	60,297
Noninterest income	8,666	7,742	7,623	7,538
Noninterest expense	52,661	52,153	50,704	48,566
Net income before income taxes	22,031	17,489	16,657	19,269
Income tax expense	5,322	3,172	3,927	4,481
Net income	16,709	14,317	12,730	14,788
Dividends on preferred stock	—	—	—	—
Net income available to common stockholders	$16,709	$14,317	$12,730	$14,788
Earnings per common share
Basic	$0.67	$0.56	$0.48	$0.55
Diluted	$0.66	$0.56	$0.48	$0.55

	Year Ended December 31, 2018
	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter
Interest income	$75,850	$71,759	$61,249	$54,118
Interest expense	10,969	9,977	7,992	6,988
Net interest income	64,881	61,782	53,257	47,130
Provision for loan losses	1,910	6,803	4,906	2,548
Net interest income after provision	62,971	54,979	48,351	44,582
Gain on sale of subsidiary	—	—	—	1,071
Other noninterest income	6,794	6,059	4,945	4,101
Noninterest income	6,794	6,059	4,945	5,172
Noninterest expense	46,962	48,946	37,403	34,042
Net income before income taxes	22,803	12,092	15,893	15,712
Income tax expense	4,718	2,922	3,508	3,644
Net income	18,085	9,170	12,385	12,068
Dividends on preferred stock	—	(195)	(193)	(190)
Net income available to common stockholders	$18,085	$8,975	$12,192	$11,878
Earnings per common share
Basic	$0.68	$0.34	$0.48	$0.57
Diluted	$0.67	$0.34	$0.47	$0.56

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019. Their report is included in Part IV, Item 15. Exhibits, Financial Statement Schedules under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item will be contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1., 2.Financial Statements and Schedules

The following financial statements of Triumph Bancorp, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2019 and 2018
•	Consolidated Statements of Income for the Years Ended December 31, 2019, 2018, and 2017
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017
•	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019, 2018, and 2017
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017
•	Notes to Consolidated Financial Statements

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

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 10, 2018.
3.3	Statement of Resolutions Deleting Series of Shares, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 19, 2019.
3.4	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.

3.5	Amendment No. 1 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on May 10, 2018.
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Specimen common stock certificate of Triumph Bancorp, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).
4.3

Indenture, dated as of September 30, 2016, between Triumph Bancorp, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on September 30, 2016.

4.4

First Supplemental Indenture, dated as of September 30, 2016, between Triumph Bancorp, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on September 30, 2016.

4.5

Second Supplemental Indenture, dated as of November 27, 2019, between Triumph Bancorp, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on November 27, 2019.

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

10.1†	Amended and Restated Employment Agreement of Aaron P. Graft dated March 30, 2016, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 30, 2016.
10.2†	Amended and Restated Employment Agreement of Gail Lehmann dated March 30, 2016, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 30, 2016.
10.3†	Amended and Restated Employment Agreement of R. Bryce Fowler dated March 30, 2016, incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on March 30, 2016.
10.4†	Amended and Restated Employment Agreement of Adam D. Nelson, dated March 30, 2016, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on May 5, 2016.
10.5†	Amended and Restated Employment Agreement of Daniel J. Karas, dated March 30, 2016, incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on August 3, 2016.
10.6†	Employment Agreement between TBK Bank, SSB and Todd Ritterbusch, dated May 1, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 1, 2019.
10.7†	Triumph Bancorp, Inc. Senior Executive Incentive Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).
10.8†	Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).
10.9†	First Amendment to Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 16, 2019.
10.10†

Form of Restricted Stock Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.11†	Form of Restricted Stock Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q filed with the SEC on May 5, 2016.
10.12†	Form of Nonqualified Option Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.6 to Form 10-Q filed with the SEC on May 5, 2016.
10.13†	Form of Director Award Letter under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan., incorporated by reference to Exhibit 10.7 to Form 10-Q filed with the SEC on May 5, 2016.
10.14†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).
10.15†

Form of Performance Restricted Stock Unit Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on July 19, 2019.

10.16†	Form of Performance Restricted Stock Unit Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan.
10.17†	Triumph Bancorp, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 3, 2019).
10.18

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	February 11, 2020	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	February 11, 2020	/s/ R. Bryce Fowler
R. Bryce Fowler
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Aaron P. Graft	Director and President and Chief Executive Officer	February 11, 2020
Aaron P. Graft	(Principal Executive Officer)
/s/ R. Bryce Fowler	Executive Vice President and Chief Financial Officer	February 11, 2020
R. Bryce Fowler	(Principal Financial and Accounting Officer)
/s/ Carlos M. Sepulveda, Jr.	Director and Chairman	February 11, 2020
Carlos M. Sepulveda, Jr.
/s/ Charles A. Anderson	Director	February 11, 2020
Charles A. Anderson
/s/ Richard Davis	Director	February 11, 2020
Richard Davis
/s/ Robert Dobrient	Director	February 11, 2020
Robert Dobrient
/s/ Douglas M. Kratz	Director	February 11, 2020
Douglas M. Kratz
/s/ Maribess L. Miller	Director	February 11, 2020
Maribess L. Miller
/s/ Fred Perpall	Director	February 11, 2020
Fred Perpall
/s/ Michael P. Rafferty	Director	February 11, 2020
Michael P. Rafferty
/s/ C. Todd Sparks	Director	February 11, 2020
C. Todd Sparks

/s/ Justin N. Trail	Director	February 11, 2020
Justin N. Trail