Form 10-Q
period 2020-03-31
Triumph Bancorp, Inc.
filed 2020-04-21
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Common Stock — $0.01 par value, 24,097,487 shares, as of April 16, 2020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TBK	NASDAQ Global Select Market

TRIUMPH BANCORP, INC.

FORM 10-Q

March 31, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2020 and December 31, 2019

(Dollar amounts in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$56,649	$67,747
Interest bearing deposits with other banks	151,765	130,133
Total cash and cash equivalents	208,414	197,880
Securities - equity investments	5,678	5,437
Securities - available for sale	302,122	248,820
Securities - held to maturity, net of allowance for credit losses of $126 and $0, respectively, fair value of $6,742 and $6,907, respectively	8,217	8,417
Loans held for sale	4,431	2,735
Loans, net of allowance for credit losses of $44,732 and $29,092, respectively	4,275,816	4,165,420
Assets held for sale	97,895	—
Federal Home Loan Bank and other restricted stock, at cost	37,080	19,860
Premises and equipment, net	98,363	96,595
Other real estate owned, net	2,540	3,009
Goodwill	158,743	158,743
Intangible assets, net	29,465	31,543
Bank-owned life insurance	41,122	40,954
Deferred tax assets, net	9,457	3,812
Other assets	74,386	77,072
Total assets	$5,353,729	$5,060,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$846,412	$809,696
Interest bearing	2,835,603	2,980,210
Total deposits	3,682,015	3,789,906
Customer repurchase agreements	3,693	2,033
Federal Home Loan Bank advances	850,000	430,000
Subordinated notes	87,347	87,327
Junior subordinated debentures	39,689	39,566
Other liabilities	101,638	74,875
Total liabilities	4,764,382	4,423,707
Commitments and contingencies - See Note 7 and Note 8
Stockholders' equity - See Note 11
Common stock, 24,101,120 and 24,964,961 shares outstanding, respectively	272	272
Additional paid-in-capital	474,441	473,251
Treasury stock, at cost	(102,677)	(67,069)
Retained earnings	222,809	229,030
Accumulated other comprehensive income (loss)	(5,498)	1,106
Total stockholders’ equity	589,347	636,590
Total liabilities and stockholders' equity	$5,353,729	$5,060,297

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2020 and 2019

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$48,323	$45,094
Factored receivables, including fees	24,292	24,556
Securities	2,107	2,644
FHLB and other restricted stock	204	192
Cash deposits	488	778
Total interest income	75,414	73,264
Interest expense:
Deposits	9,677	8,218
Subordinated notes	1,347	839
Junior subordinated debentures	646	760
Other borrowings	1,244	2,136
Total interest expense	12,914	11,953
Net interest income	62,500	61,311
Credit loss expense	17,361	1,014
Net interest income after credit loss expense	45,139	60,297
Noninterest income:
Service charges on deposits	1,588	1,606
Card income	1,800	1,844
Net OREO gains (losses) and valuation adjustments	(257)	209
Net gains (losses) on sale of securities	38	(11)
Fee income	1,686	1,612
Insurance commissions	1,051	919
Other	1,571	1,359
Total noninterest income	7,477	7,538
Noninterest expense:
Salaries and employee benefits	30,722	26,439
Occupancy, furniture and equipment	5,182	4,522
FDIC insurance and other regulatory assessments	315	299
Professional fees	2,107	1,865
Amortization of intangible assets	2,078	2,402
Advertising and promotion	1,292	1,604
Communications and technology	5,501	4,874
Other	10,493	6,561
Total noninterest expense	57,690	48,566
Net income (loss) before income tax	(5,074)	19,269
Income tax expense (benefit)	(624)	4,481
Net income (loss)	$(4,450)	$14,788
Earnings (loss) per common share
Basic	$(0.18)	$0.55
Diluted	$(0.18)	$0.55

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2020 and 2019

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(4,450)	$14,788
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(8,586)	1,893
Reclassification of amount realized through sale of securities	(38)	11
Tax effect	2,020	(441)
Total other comprehensive income (loss)	(6,604)	1,463
Comprehensive income (loss)	$(11,054)	$16,251

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Common Stock			Treasury Stock			Accumulated
			Additional				Other	Total
	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Stockholders'
	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2019	26,949,936	$271	$469,341	104,063	$(2,288)	$170,486	$(1,203)	$636,607
Issuance of restricted stock awards	8,063	—	—	—	—	—	—	—
Stock based compensation	—	—	911	—	—	—	—	911
Forfeiture of restricted stock awards	(1,276)	—	40	1,276	(40)	—	—	—
Purchase of treasury stock	(247,312)	—	—	247,312	(7,553)	—	—	(7,553)
Net income	—	—	—	—	—	14,788	—	14,788
Other comprehensive income	—	—	—	—	—	—	1,463	1,463
Balance, March 31, 2019	26,709,411	$271	$470,292	352,651	$(9,881)	$185,274	$260	$646,216

Balance, January 1, 2020	24,964,961	$271	$473,251	2,198,681	$(67,068)	$229,030	$1,106	$636,590
Impact of adoption of ASU 2016-13	—	—	—	—	—	(1,771)	—	(1,771)
Issuance of restricted stock awards	8,079	1	(1)	—	—	—	—	—
Stock based compensation	—	—	1,168	—	—	—	—	1,168
Forfeiture of restricted stock awards	(601)	—	23	601	(23)	—	—	—
Purchase of treasury stock	(871,319)	—	—	871,319	(35,586)	—	—	(35,586)
Net income (loss)	—	—	—	—	—	(4,450)	—	(4,450)
Other comprehensive income (loss)	—	—	—	—	—	—	(6,604)	(6,604)
Balance, March 31, 2020	24,101,120	$272	$474,441	3,070,601	$(102,677)	$222,809	$(5,498)	$589,347

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and 2019

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(4,450)	$14,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,232	1,961
Net accretion on loans	(2,134)	(1,557)
Amortization of subordinated notes issuance costs	20	27
Amortization of junior subordinated debentures	123	117
Net amortization on securities	(79)	174
Amortization of intangible assets	2,078	2,402
Deferred taxes	(3,083)	389
Credit loss expense	17,361	1,014
Stock based compensation	1,168	911
Net (gains) losses on sale of debt securities	(38)	11
Net (gains) losses on equity securities	(241)	(139)
Origination of loans held for sale	(7,775)	(4,010)
Purchases of loans held for sale	(7,737)	—
Proceeds from sale of loans originated for sale	14,233	5,594
Net gains on sale of loans	(181)	(88)
Net (gains) losses on loans transferred to loans held for sale	(594)	—
Net OREO (gains) losses and valuation adjustments	257	(209)
Net change in operating leases	49	30
(Increase) decrease in other assets	1,470	(948)
Increase (decrease) in other liabilities	1,416	301
Net cash provided by (used in) operating activities	14,095	20,768
Cash flows from investing activities:
Purchases of securities available for sale	(63,674)	(60,146)
Proceeds from sales of securities available for sale	—	37,467
Proceeds from maturities, calls, and pay downs of securities available for sale	26,069	21,122
Proceeds from maturities, calls, and pay downs of securities held to maturity	295	220
Purchases of loans held for investment	(123,718)	—
Proceeds from sale of loans	31,296	—
Net change in loans	(130,951)	(4,452)
Net proceeds from sale of OREO	212	—
Purchases of premises and equipment, net	(4,053)	(3,500)
(Purchases) redemptions of FHLB stock, net	(17,220)	(5,248)
Net cash provided by (used in) investing activities	(281,744)	(14,537)
Cash flows from financing activities:
Net increase (decrease) in deposits	(107,891)	(135,909)
Increase (decrease) in customer repurchase agreements	1,660	(758)
Increase (decrease) in Federal Home Loan Bank advances	420,000	75,000
Purchase of treasury stock	(35,586)	(7,553)
Net cash provided by (used in) financing activities	278,183	(69,220)
Net increase (decrease) in cash and cash equivalents	10,534	(62,989)
Cash and cash equivalents at beginning of period	197,880	234,939
Cash and cash equivalents at end of period	$208,414	$171,950

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and 2019

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Interest paid	$12,874	$10,164
Income taxes paid, net	$18	$42
Cash paid for operating lease liabilities	$1,049	$1,023
Supplemental noncash disclosures:
Loans transferred to OREO	$—	$804
Lease liabilities arising from obtaining right-of-use assets	$7	$530
Securities available for sale purchased, not settled	$24,425	$—
Loans transferred to loans held for sale	$30,938	$—
Assets transferred to assets held for sale	$97,895	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company has three reportable segments consisting of Banking, Factoring, and Corporate. The Company’s Chief Executive Officer uses segment results to make operating and strategic decisions.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company disclosing potentially material items of which it is aware.

Financial position and results of operations

The Company’s fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.  At this time, the Company is unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact its fee income in future periods.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses.  The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt.  If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan

The Company has invoked its Board approved Pandemic Preparedness Plan that includes a remote working strategy. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy.  No material operational or internal control challenges or risks have been identified to date.  The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  As of April 15, 2020, the Company has executed 404 of these deferrals on outstanding loan balances of $233,000,000.  The Company had 397 additional deferral requests representing $276,000,000 in outstanding balances that were in process.  In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of April 17, 2020, the Company has closed or approved with the SBA 732 PPP loans representing $158,000,000 in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

Further, in sensitivity and service to its communities during this unprecedented time, the Company is waiving late payment and overdraft fees and has temporarily suspended collection efforts on past due loans.

Credit

The Company is working with customers directly affected by COVID-19.  The Company is prepared to offer short-term assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit losses (“ACL”) and record additional credit loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Held to Maturity Securities

At March 31, 2020, the Company held $8,343,000 in subordinated notes of CLO securities managed by its former subsidiary.  These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  Thus, the Company may not receive the full amount of cash distributions it expects to receive, which would cause it to record additional allowance for credit losses with a corresponding charge to credit loss expense through earnings.

Transportation

The Company’s transportation businesses may be affected by COVID-19 and the additional impact from low oil prices.  The global supply disruption from China, in combination with the U.S. supply chain challenges due to business closures, shelter in place orders and an overall decrease in consumer demand could have a material impact on freight volumes in the U.S., as early as the second quarter of 2020.

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

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method, except for premiums on callable debt securities, which are amortized to their earliest call date.

The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2020 and 2019.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Credit Losses – Available for Sale Securities

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable is excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Securities

The allowance for credit losses on held to maturity securities is estimated on a collective basis by major security type. At March 31, 2020 and December 31, 2019, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a loss rate methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Accrued interest receivable is excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their amortized cost basis, which is the unpaid principal balance outstanding, net of unearned income, deferred loan fees and costs, premiums and discounts associated with acquisition date fair value adjustments on acquired loans, and any direct principal charge-offs. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in other assets on consolidated balance sheets.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the remaining life of the loan without anticipating prepayments.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. The accrual of interest income on loans is typically discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes uncertain. Consumer loans are typically charged off no later than 120 days past due. All interest accrued but not received for a loan placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Factored Receivables

The Company purchases invoices from its factoring clients in schedules or batches.  Cash is advanced to the client to the extent of the applicable advance rate, less fees, as set forth in the individual factoring agreements.  The face value of the invoices purchased are recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered client reserves.  The client reserves are held to settle any payment disputes or collection shortfalls, may be used to pay clients’ obligations to various third parties as directed by the client, are periodically released to or withdrawn by clients, and are reported as deposits in the consolidated balance sheets.

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

Acquired Loans

Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while certain purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered purchased credit impaired (“PCI”). PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” were not recognized on the balance sheet and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. Valuation allowances on PCI loans reflected only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately were not to be received).

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subsequent to January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.

For acquired loans not deemed purchased credit deteriorated at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense.

The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Allowance for Credit Losses – Loans

Under the current expected credit loss model, the allowance for credit losses on loans is a valuation allowance estimated at each balance sheet date in accordance with US GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

Expected credit losses are reflected in the allowance for credit losses through a charge to credit loss expense. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a loss-rate method to estimate expected credit losses.

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to historical loss information on a straight line basis over eight quarters when it can no longer develop reasonable and supportable forecasts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

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

1-4 family residential — This category of loans includes both first and junior liens on residential real estate. Home equity revolving lines of credit and home equity term loans are included in this group of loans.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Discounted Cash Flow Method

The Company uses the discounted cash flow method to estimate expected credit losses for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit and premium finance), and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.  For all loan pools utilizing the DCF method, management utilizes and forecasts national unemployment as a loss driver. Management also utilizes and forecasts either one-year percentage change in national retail sales, one-year percentage change in the national home price index, or one-year percentage change in national gross domestic product as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

Loss-Rate Method

The Company uses a loss-rate method to estimate expected credit losses for the farmland, liquid credit, premium finance, factored receivable, and mortgage warehouse loan pools. For each of these loan segments, the Company applies an expected loss ratio based on internal and peer historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Collateral Dependent Financial Assets

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

A loan that has been modified or renewed is considered a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, commitments to purchase broadly syndicated loans, and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in other noninterest expense in the Company’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis and disclosures about them. The new current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. ASU 2016-13 permits the use of estimation techniques that are practical and relevant to the Company’s circumstances, as long as they are applied consistently over time and faithfully estimate expected credit losses in accordance with the standard. The ASU lists several common credit loss methods that are acceptable such as a discounted cash flow (“DCF”) method, loss-rate method and roll-rate method. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net reduction of retained earnings of $1,771,000 upon adoption. The transition adjustment includes an increase in the allowance for credit losses on loans of $269,000, an increase in the allowance for credit losses on held to maturity debt securities of $126,000, and an increase in the allowance for credit losses on off-balance sheet credit exposures of $1,918,000, net of the corresponding increases in deferred tax assets of $542,000.

The Company adopted ASU 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining discount on the PCD assets was determined to be related to noncredit factors and will be accreted into interest income on a level-yield method over the life of the loans.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grands a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time. See Note 4 of the condensed footnotes to the consolidated financial statements for disclosure of the impact to date.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – Business DIVESTITURE

Triumph Premium Finance

On April 20, 2020, the Company entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Premium Finance (“TPF”) and exit its premium finance line of business. The decision to sell TPF was made during the three months ended March 31, 2020, and at March 31, 2020, the carrying amount of the Disposal Group was transferred to assets held for sale.

A summary of the carrying amount of the assets in the Disposal Group transferred to held for sale at March 31, 2020 is as follows:

(Dollars in thousands)	March 31, 2020
Carrying amount of assets in the disposal group:
Loans	$97,839
Premises and equipment, net	53
Other assets	3
Total carrying amount	$97,895

The Disposal Group was included in the Banking segment, and the loans in the Disposal Group were previously included in the commercial loan portfolio.

NOTE 3 - SECURITIES

Equity Securities With Readily Determinable Fair Values

The Company held equity securities with fair values of $5,678,000 and $5,437,000 at March 31, 2020 and December 31, 2019, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Unrealized gains (losses) on equity securities still held at the reporting date	$241	$139
Realized gains (losses) on equity securities sold during the period	—	—
	$241	$139

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Securities

Debt securities have been classified in the financial statements as available for sale or held to maturity. The following table summarizes the amortized cost, fair value, and allowance for credit losses of debt securities and the corresponding amounts of gross unrealized gains and losses of available for sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held to maturity securities:

		Gross	Gross	Allowance
(Dollars in thousands)	Amortized	Unrealized	Unrealized	for Credit	Fair
March 31, 2020	Cost	Gains	Losses	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$28,715	$341	$—	$—	$29,056
Mortgage-backed securities, residential	34,803	1,218	(42)	—	35,979
Asset backed securities	7,688	—	(145)	—	7,543
State and municipal	51,858	1,011	(6)	—	52,863
CLO securities	136,007	—	(9,623)	—	126,384
Corporate bonds	46,386	226	(216)	—	46,396
SBA pooled securities	3,850	77	(26)	—	3,901
Total available for sale securities	$309,307	$2,873	$(10,058)	$—	$302,122

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,343	$—	$(1,601)	$6,742
Allowance for credit losses	(126)
Total held to maturity securities, net of ACL	$8,217

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$39,679	$115	$(34)	$39,760
Mortgage-backed securities, residential	37,324	728	(36)	38,016
Asset-backed securities	8,039	—	(80)	7,959
State and municipal	31,746	327	(8)	32,065
CLO Securities	75,592	39	(358)	75,273
Corporate bonds	50,889	695	(1)	51,583
SBA pooled securities	4,112	53	(1)	4,164
Total available for sale securities	$247,381	$1,957	$(518)	$248,820

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,417	$—	$(1,510)	$6,907

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and estimated fair value of debt securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$66,466	$66,604	$—	$—
Due from one year to five years	32,330	32,813	—	—
Due from five years to ten years	29,017	29,110	8,343	6,742
Due after ten years	135,153	126,172	—	—
	262,966	254,699	8,343	6,742
Mortgage-backed securities, residential	34,803	35,979	—	—
Asset backed securities	7,688	7,543	—	—
SBA pooled securities	3,850	3,901	—	—
	$309,307	$302,122	$8,343	$6,742

Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Proceeds	$—	$37,467
Gross gains	$—	$119
Gross losses	$—	$(130)
Net gains and losses from calls of securities	$38	$—

Debt securities with a carrying amount of approximately $49,205,000 and $48,237,000 at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

Accrued interest on available for sale securities totaled $2,129,000 and $1,685,000 at March 31, 2020 and December 31, 2019, respectively, and was included in other assets in the consolidated balance sheets.

The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed securities, residential	$3,492	$(36)	$481	$(6)	$3,973	$(42)
Asset backed securities	555	(3)	6,988	(142)	7,543	(145)
State and municipal	1,395	(1)	1,898	(5)	3,293	(6)
CLO securities	70,039	(9,159)	2,281	(464)	72,320	(9,623)
Corporate bonds	17,680	(215)	149	(1)	17,829	(216)
SBA pooled securities	1,137	(26)	8	—	1,145	(26)
	$94,298	$(9,440)	$11,805	$(618)	$106,103	$(10,058)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$—	$—	$12,331	$(34)	$12,331	$(34)
Mortgage-backed securities, residential	3,549	(29)	777	(7)	4,326	(36)
Asset-backed securities	2,986	(36)	4,973	(44)	7,959	(80)
State and municipal	562	—	3,426	(8)	3,988	(8)
CLO Securities	58,160	(358)	—	—	58,160	(358)
Corporate bonds	—	—	149	(1)	149	(1)
SBA pooled securities	354	—	9	(1)	363	(1)
	$65,611	$(423)	$21,665	$(95)	$87,276	$(518)

Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1) the extent to which the fair value is less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2020, the Company had 97 available for sale debt securities in an unrealized loss position without an allowance for credit losses. The majority of the unrealized losses at March 31, 2020 were from 17 CLO securities that represent investments in highly rated instruments for which the Company holds a favorable position in the cash flow waterfall. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Held to Maturity
Three months ended March 31, 2020	CLO Securities
Allowance for credit losses:
Beginning balance	$—
Impact of adopting ASC 326	126
Credit loss expense	—
Allowance for credit losses ending balance	$126

The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. There were no past due or nonaccrual held to maturity securities at March 31, 2020.

NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Sale

The following table presents loans held for sale:

(Dollars in thousands)	March 31, 2020	December 31, 2019
1-4 family residential	$4,180	$2,735
Commercial	251	—
Total loans held for sale	$4,431	$2,735

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans Held for Investment

The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	March 31, 2020			December 31, 2019
	Amortized	Unpaid		Amortized	Unpaid
(Dollars in thousands)	Cost	Principal	Difference	Cost	Principal	Difference
Commercial real estate	$985,757	$990,063	$(4,306)	$1,046,961	$1,051,684	$(4,723)
Construction, land development, land	198,050	199,638	(1,588)	160,569	162,335	(1,766)
1-4 family residential	169,703	170,506	(803)	179,425	180,340	(915)
Farmland	133,579	134,507	(928)	154,975	156,995	(2,020)
Commercial	1,412,822	1,416,913	(4,091)	1,342,683	1,346,444	(3,761)
Factored receivables	661,100	663,105	(2,005)	619,986	621,697	(1,711)
Consumer	20,326	20,383	(57)	21,925	21,994	(69)
Mortgage warehouse	739,211	739,211	—	667,988	667,988	—
Total	4,320,548	$4,334,326	$(13,778)	4,194,512	$4,209,477	$(14,965)
Allowance for credit losses	(44,732)			(29,092)
	$4,275,816			$4,165,420

The difference between the amortized cost and the unpaid principal is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans totaling $13,419,000 and $13,573,000 at March 31, 2020 and December 31, 2019, respectively, and (2) net deferred origination and factoring fees totaling $359,000 and $1,392,000 at March 31, 2020 and December 31, 2019, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $16,957,000 and $18,553,000 at March 31, 2020 and December 31, 2019, respectively, and was included in other assets in the consolidated balance sheets.

At March 31, 2020 and December 31, 2019, the Company had $55,549,000 and $66,754,000, respectively, of customer reserves associated with factored receivables, which are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $1,282,907,000 and $1,301,851,000 at March 31, 2020 and December 31, 2019, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity.

During the three months ended March 31, 2020, loans with carrying amounts of $30,938,000 were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the three months ended March 31, 2020, loans transferred to held for sale were sold resulting in proceeds of $31,296,000 and net gains on transfers and sales of loans, which were recorded as other noninterest income in the consolidated statements of income, of $594,000. There were no loans transferred from held to investment to loans held for sale during the three months ended March 31, 2019.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Credit Losses

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

		Impact of	Credit			Reclassification
(Dollars in thousands)	Beginning	Adopting	Loss			to Held	Ending
Three months ended March 31, 2020	Balance	ASC 326	Expense	Charge-offs	Recoveries	For Sale	Balance
Commercial real estate	$5,353	$1,372	$5,027	$—	$1	$—	$11,753
Construction, land development, land	1,382	(187)	1,983	—	1	—	3,179
1-4 family residential	308	513	259	(21)	28	—	1,087
Farmland	670	437	(86)	—	—	—	1,021
Commercial	12,566	(184)	8,233	(306)	285	(449)	20,145
Factored receivables	7,657	(1,630)	1,463	(1,394)	38	—	6,134
Consumer	488	(52)	411	(204)	31	—	674
Mortgage warehouse	668	—	71	—	—	—	739
	$29,092	$269	$17,361	$(1,925)	$384	$(449)	$44,732

(Dollars in thousands)	Beginning	Credit Loss			Ending
Three months ended March 31, 2019	Balance	Expense	Charge-offs	Recoveries	Balance
Commercial real estate	$4,493	$692	$—	$1	$5,186
Construction, land development, land	1,134	(235)	(78)	85	906
1-4 family residential	317	39	(36)	47	367
Farmland	535	43	—	—	578
Commercial	12,865	120	(780)	7	12,212
Factored receivables	7,299	189	(9)	16	7,495
Consumer	615	173	(278)	45	555
Mortgage warehouse	313	(7)	—	—	306
	$27,571	$1,014	$(1,181)	$201	$27,605

The ACL as of March 31, 2020 was estimated using the current expected credit loss model. The primary reason for the increase in required ACL is significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses and, to a much lesser extent, increases in qualitative loss factors.

The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit and premium finance), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For all DCF models at March 31, 2020, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2020 the Company forecasted a significant increase in national unemployment, significant decrease in one-year percentage change in national retail sales, significant decrease in one-year percentage change in the national home price index, and a significant decrease in one-year percentage change in national gross domestic product for the first forecasted quarter. With the exception of percentage change in the national home price index, the Company projected gradual improvement in the loss drivers over the next three quarters with these loss drivers remaining significantly worse compared to recent historical trends over the past several years. Percentage change in home price index is expected to decrease each of the next four projected quarters.

The Company uses a loss-rate method to estimate expected credit losses for the farmland, liquid credit, premium finance, factored receivable, and mortgage warehouse loan pools. For each of these loan segments, the Company applies an expected loss ratio based on internal and peer historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions. Loss factors used to calculate the required ACL on pools that use the loss-rate method reflect the forecasted economic conditions described above.

The projected economic impact of COVID-19 on the Company’s loss drivers over the reasonable and supportable forecast period created the need for $10,500,000 of additional ACL. The increase in required ACL was also driven by net charge-offs of $1,500,000 (which carried reserves of $700,000 at the time of charge-off), net new specific allowances recorded on individual loans of $3,000,000, and growth and changes in mix in the underlying portfolio.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)		Accounts				ACL
March 31, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial real estate	$17,142	$—	$—	$301	$17,443	$948
Construction, land development, land	4,611	—	—	—	4,611	271
1-4 family residential	2,436	—	—	—	2,436	24
Farmland	5,778	—	157	—	5,935	—
Commercial	3,857	4,471	7,730	4,582	20,640	3,457
Factored receivables	—	19,977	—	—	19,977	2,677
Consumer	—	—	—	391	391	63
Mortgage warehouse	—	—	—	—	—	—
Total	$33,824	$24,448	$7,887	$5,274	$71,433	$7,440

The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective allowance for credit loss allocations as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

(Dollars in thousands)	Loan Evaluation				ACL Allocations
December 31, 2019	Individually	Collectively	PCI	Total loans	Individually	Collectively	PCI	Total ACL
Commercial real estate	$7,455	$1,030,439	$9,067	$1,046,961	$344	$5,009	$—	$5,353
Construction, land development, land	2,138	155,985	2,446	160,569	271	1,111	—	1,382
1-4 family residential	1,728	177,189	508	179,425	33	275	—	308
Farmland	6,638	148,233	104	154,975	—	670	—	670
Commercial	15,618	1,326,515	550	1,342,683	1,278	11,284	4	12,566
Factored receivables	15,947	604,039	—	619,986	3,178	4,479	—	7,657
Consumer	327	21,598	—	21,925	9	479	—	488
Mortgage warehouse	—	667,988	—	667,988	—	668	—	668
	$49,851	$4,131,986	$12,675	$4,194,512	$5,113	$23,975	$4	$29,092

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information pertaining to impaired loans as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	Impaired Loans and Purchased Credit			Impaired Loans
	Impaired Loans With a Valuation Allowance			Without a Valuation Allowance
(Dollars in thousands)	Amortized	Unpaid	Related	Amortized	Unpaid
December 31, 2019	Cost	Principal	Allowance	Cost	Principal
Commercial real estate	$878	$907	$344	$6,577	$6,643
Construction, land development, land	935	935	271	1,203	1,305
1-4 family residential	35	22	33	1,693	1,799
Farmland	—	—	—	6,638	6,819
Commercial	6,032	6,053	1,278	9,586	9,751
Factored receivables	15,940	15,940	3,178	7	7
Consumer	17	16	9	310	311
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$23,908	$23,928	$5,117	$26,014	$26,635

The following table presents average impaired loans, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the three months ended March 31, 2019:

	Three Months Ended
	March 31, 2019
	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized
Commercial real estate	$7,340	$—
Construction, land development, land	555	—
1-4 family residential	1,880	1
Farmland	6,969	45
Commercial	14,975	52
Factored receivables	7,539	—
Consumer	376	—
Mortgage warehouse	—	—
PCI	71	—
	$39,705	$98

Past Due and Nonaccrual Loans

The following tables present an aging of contractually past due loans:

							Past Due 90
(Dollars in thousands)	Past Due	Past Due	Past Due 90	Total			Days or More
March 31, 2020	30-59 Days	60-90 Days	Days or More	Past Due	Current	Total	and Accruing
Commercial real estate	$1,172	$540	$3,723	$5,435	$980,322	$985,757	$—
Construction, land development, land	1,927	—	1,183	3,110	194,940	198,050	—
1-4 family residential	1,614	578	1,011	3,203	166,500	169,703	200
Farmland	871	310	1,755	2,936	130,643	133,579	—
Commercial	5,867	8,659	10,993	25,519	1,387,303	1,412,822	717
Factored receivables	28,678	9,448	6,849	44,975	616,125	661,100	6,849
Consumer	408	140	264	812	19,514	20,326	—
Mortgage warehouse	—	—	—	—	739,211	739,211	—
Total	$40,537	$19,675	$25,778	$85,990	$4,234,558	$4,320,548	$7,766

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

							Past Due 90
(Dollars in thousands)	Past Due	Past Due	Past Due 90	Total			Days or More
December 31, 2019	30-59 Days	60-90 Days	Days or More	Past Due	Current	Total	and Accruing
Commercial real estate	$1,752	$1,328	$1,759	$4,839	$1,042,122	$1,046,961	$—
Construction, land development, land	1,785	842	361	2,988	157,581	160,569	—
1-4 family residential	1,396	723	554	2,673	176,752	179,425	286
Farmland	52	132	2,376	2,560	152,415	154,975	—
Commercial	4,444	4,154	9,555	18,153	1,324,530	1,342,683	808
Factored receivables	29,118	7,182	4,226	40,526	579,460	619,986	4,226
Consumer	508	429	183	1,120	20,805	21,925	49
Mortgage warehouse	—	—	—	—	667,988	667,988	—
Total	$39,055	$14,790	$19,014	$72,859	$4,121,653	$4,194,512	$5,369

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	March 31, 2020		December 31, 2019
		Nonaccrual		Nonaccrual
(Dollars in thousands)	Nonaccrual	With No ACL	Nonaccrual	With No ACL
Commercial real estate	$14,645	$7,162	$7,501	$6,623
Construction, land development, land	3,819	2,904	3,922	2,987
1-4 family residential	1,971	1,935	1,730	1,694
Farmland	5,714	5,714	6,494	6,494
Commercial	20,589	11,974	16,080	9,977
Factored receivables	—	—	—	—
Consumer	391	196	327	310
Mortgage warehouse	—	—	—	—
	$47,129	$29,885	$36,054	$28,085

The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Commercial real estate	$62	$8
Construction, land development, land	—	9
1-4 family residential	8	2
Farmland	—	1
Commercial	16	26
Factored receivables	—	—
Consumer	2	—
Mortgage warehouse	—	—
	$88	$46

There was no interest earned on nonaccrual loans during the three months ended March 31, 2020 and 2019.

The following table presents information regarding nonperforming loans:
(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans(1)	$47,129	$36,054
Factored receivables greater than 90 days past due	6,849	4,226
Troubled debt restructurings accruing interest	327	333
	$54,305	$40,613
(1)	Includes troubled debt restructurings of $17,034,000 and $4,888,000 at March 31, 2020 and December 31, 2019, respectively.

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

PCI (Prior to the Adoption of ASU 2016-13) – At acquisition, PCI loans had the characteristics of classified loans and it was probable, at acquisition, that all contractually required principal and interest payments would not be collected. The Company evaluates these loans on a projected cash flow basis with this evaluation performed quarterly.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of March 31, 2020 and December 31, 2019, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:
								Revolving
								Loans
(Dollars in thousands)							Revolving	Converted
March 31, 2020	2020	2019	2018	2017	2016	Prior	Loans	To Term Loans	Total
Commercial real estate
Pass	$163,579	$203,382	$202,464	$185,099	$92,427	$108,488	$9,867	$2,762	$968,068
Classified	9,368	3,197	448	152	1,578	2,946	—	—	17,689
Total commercial real estate	$172,947	$206,579	$202,912	$185,251	$94,005	$111,434	$9,867	$2,762	$985,757

Construction, land development, land
Pass	$68,211	$48,414	$56,695	$12,743	$1,541	$2,895	$3,208	$499	$194,206
Classified	894	2,588	—	—	—	307	55	—	3,844
Total construction, land development, land	$69,105	$51,002	$56,695	$12,743	$1,541	$3,202	$3,263	$499	$198,050

1-4 family residential
Pass	$5,076	$26,406	$27,342	$17,323	$13,795	$39,262	$36,985	$1,409	$167,598
Classified	174	71	435	30	372	848	175	—	2,105
Total 1-4 family residential	$5,250	$26,477	$27,777	$17,353	$14,167	$40,110	$37,160	$1,409	$169,703

Farmland
Pass	$16,292	$22,822	$23,211	$16,122	$17,630	$24,532	$2,073	$478	$123,160
Classified	2,745	1,284	1,534	1,589	1,043	1,324	900	—	10,419
Total farmland	$19,037	$24,106	$24,745	$17,711	$18,673	$25,856	$2,973	$478	$133,579

Commercial
Pass	$179,268	$348,914	$196,152	$70,812	$18,368	$12,701	$532,877	$12,099	$1,371,191
Classified	599	9,813	9,895	3,790	668	353	16,513	—	41,631
Total commercial	$179,867	$358,727	$206,047	$74,602	$19,036	$13,054	$549,390	$12,099	$1,412,822

Factored receivables
Pass	$644,774	$—	$—	$—	$—	$—	$—	$—	$644,774
Classified	9,477	6,849	—	—	—	—	—	—	16,326
Total factored receivables	$654,251	$6,849	$—	$—	$—	$—	$—	$—	$661,100

Consumer
Pass	$1,135	$5,042	$2,483	$5,735	$3,986	$1,382	$168	$—	$19,931
Classified	—	—	18	89	230	58	—	—	395
Total consumer	$1,135	$5,042	$2,501	$5,824	$4,216	$1,440	$168	$—	$20,326

Mortgage warehouse
Pass	$—	$—	$—	$—	$—	$—	$739,211	$—	$739,211
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$739,211	$—	$739,211

Total loans
Pass	$1,078,335	$654,980	$508,347	$307,834	$147,747	$189,260	$1,324,389	$17,247	$4,228,139
Classified	23,257	23,802	12,330	5,650	3,891	5,836	17,643	—	92,409
Total loans	$1,101,592	$678,782	$520,677	$313,484	$151,638	$195,096	$1,342,032	$17,247	$4,320,548

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

Troubled Debt Restructurings

The Company had troubled debt restructurings with an amortized cost of $17,361,000 and $5,221,000 as of March 31, 2020 and December 31, 2019, respectively. The Company had allocated $1,302,000 and $718,000 of allowance for those loans at March 31, 2020 and December 31, 2019, respectively, and had not committed to lend additional amounts.

The following table presents the pre- and post-modification amortized cost of loans modified as troubled debt restructurings during the three months ended March 31, 2020 and 2019. The Company did not grant principal reductions or interest rate concessions on any restructured loans.

	Extended
	Amortization	Payment	Total	Number of
(Dollars in thousands)	Period	Deferrals	Modifications	Loans
March 31, 2020
Construction, land development, land	$8	$—	$8	1
Farmland	3,486	—	3,486	1
Commercial	4,547	5,793	10,340	3
	$8,041	$5,793	$13,834	5
March 31, 2019
Commercial	$—	$84	$84	2

During the three months ended March 31, 2020, the Company had three loans modified as troubled debt restructurings with a recorded investment of $610,000 for which there was a payment default within twelve months following the modification. During the three months ended March 31, 2019, the Company had one relationship consisting of seven loans modified as a troubled debt restructurings with a recorded investment of $688,000 for which there was a payment default within twelve months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

As of April 15, 2020, we had executed 404 principal and interest deferrals on outstanding loan balances of $233,000,000 in connection with the COVID-19 relief provided by the CARES Act. These deferrals were generally no more than six months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

Residential Real Estate Loans In Process of Foreclosure

At March 31, 2020 and December 31, 2019, the Company had $177,000 and $87,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Purchased Credit Impaired Loans (Prior to the Adoption of ASU 2016-13)

The following table summarizes information pertaining to loans that were identified as purchased credit impaired prior to the adoption of ASU 2016-13:

December 31,
2019
Contractually required principal and interest:
Real estate loans	$14,015
Commercial loans	677
Outstanding contractually required principal and interest	$14,692
Gross carrying amount included in loans receivable	$12,675

The changes in accretable yield related to loans that were identified as purchased credit impaired prior to the adoption of ASU 2016-13 were as follows:

Three Months Ended
March 31, 2019
Accretable yield, beginning balance	$5,711
Additions	—
Accretion	(411)
Reclassification from nonaccretable to accretable yield	—
Disposals	(17)
Accretable yield, ending balance	$5,283

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Goodwill	$158,743	$158,743

	March 31, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$43,578	$(23,591)	$19,987	$43,578	$(22,258)	$21,320
Other intangible assets	15,700	(6,222)	9,478	15,700	(5,477)	10,223
	$59,278	$(29,813)	$29,465	$59,278	$(27,735)	$31,543

The changes in goodwill and intangible assets are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Beginning balance	$190,286	$199,417
Amortization of intangibles	(2,078)	(2,402)
Ending balance	$188,208	$197,015

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

The carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $8,217,000 and $8,417,000 at March 31, 2020 and December 31, 2019, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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

NOTE 7 - Legal Contingencies

Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management, do not have a material effect on the Company’s consolidated financial statements.

NOTE 8 - OFF-BALANCE SHEET LOAN COMMITMENTS

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$50,742	$399,373	$450,115	$49,057	$444,028	$493,085
Standby letters of credit	3,151	4,120	7,271	3,017	3,781	6,798
Commitments to purchase loans	—	112,059	112,059	—	22,004	22,004
Mortgage warehouse commitments	—	285,789	285,789	—	340,502	340,502

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to other noninterest expense on the Company’s consolidated statements of income. At March 31, 2020 and December 31, 2019, the allowance for credit losses on off-balance sheet credit exposures totaled $5,492,000 and $638,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. For the three months ended March 31, 2020 and 2019, credit loss expense for off balance sheet credit exposures was $2,937,000 and a credit of $2,000, respectively, and was included in other noninterest expense on the Company’s consolidated statements of income.

In addition to the commitments above, the Company had overdraft protection available in the amounts of $2,600,000 and $2,639,000 at March 31, 2020 and December 31, 2019, respectively.

NOTE 9 - Fair Value Disclosures

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 16 of the Company’s 2019 Form 10-K.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2020	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$29,056	$—	$29,056
Mortgage-backed securities, residential	—	35,979	—	35,979
Asset backed securities	—	7,543	—	7,543
State and municipal	—	52,863	—	52,863
CLO securities	—	126,384	—	126,384
Corporate bonds	—	46,396	—	46,396
SBA pooled securities	—	3,901	—	3,901
	$—	$302,122	$—	$302,122

Equity securities
Mutual fund	$5,678	$—	$—	$5,678

Loans held for sale	$—	$4,431	$—	$4,431

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$21,927	$21,927

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$39,760	$—	$39,760
Mortgage-backed securities, residential	—	38,016	—	38,016
Asset-backed securities	—	7,959	—	7,959
State and municipal	—	32,065	—	32,065
CLO Securities	—	75,273	—	75,273
Corporate bonds	—	51,583	—	51,583
SBA pooled securities	—	4,164	—	4,164
	$—	$248,820	$—	$248,820

Equity securities
Mutual fund	$5,437	$—	$—	$5,437

Loans held for sale	$—	$2,735	$—	$2,735

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$21,622	$21,622

There were no transfers into or out of Level 3 of the fair value hierarchy during 2020 or 2019.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 2, 2018, the Company acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s (“ICC”) accounts receivable factoring business and other related financial services. Consideration for the acquisition included contingent consideration, which is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition. The index is calculated by a third party data analytics firm and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period after closing, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price, with a payout ranging from $0 to $22,000,000. The fair value of the contingent consideration is calculated each reporting period, and changes in the fair value of the contingent consideration are recorded in noninterest income in the consolidated statements of income. At March 31, 2020 and December 31, 2019, the ICC contingent consideration liability was the only recurring fair value measurement with Level 3 unobservable inputs. At March 31, 2020 and December 31, 2019, the fair value calculation of the contingent consideration resulted in a payout of $22,000,000, and discount rates of 0.4% and 1.7%, respectively, were applied to calculate the present value of the contingent consideration. A reconciliation of the opening balance to the closing balance of the fair value of the contingent consideration is as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Beginning balance	$21,622	$20,745
Contingent consideration recognized in business combination	—	—
Change in fair value of contingent consideration recognized in earnings	305	261
Consideration settlement payments	—	—
Ending balance	$21,927	$21,006

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Fair Value Measurements Using			Total
March 31, 2020	Level 1	Level 2	Level 3	Fair Value
Collateral dependent loans
Commercial real estate	$—	$—	$6,535	$6,535
Construction, land development, land	—	—	644	644
1-4 family residential	—	—	3	3
Commercial	—	—	5,033	5,033
Factored receivables	—	—	17,300	17,300
Consumer	—	—	132	132
Other real estate owned (1)
Commercial real estate	—	—	1,061	1,061
	$—	$—	$30,708	$30,708

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$534	$534
Construction, land development, land	—	—	664	664
1-4 family residential	—	—	2	2
Commercial	—	—	4,754	4,754
Factored receivables	—	—	12,762	12,762
Consumer	—	—	8	8
PCI	—	—	67	67
Other real estate owned (1)
Commercial real estate	—	—	388	388
1-4 family residential	—	—	89	89
	$—	$—	$19,268	$19,268

(1) Represents the fair value of OREO that was adjusted during the period and subsequent to its initial classification as OREO

Collateral Dependent Loans with an ACL (Impaired Loans with Specific Reserves prior to the adoption of ASC 326):    For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

OREO:    OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The Company outsources the valuation of OREO with material balances to third party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value.

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
March 31, 2020	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$208,414	$208,414	$—	$—	$208,414
Securities - held to maturity	8,217	—	—	6,742	6,742
Loans not previously presented, gross	4,290,901	148,022	—	4,047,464	4,195,486
FHLB stock	37,080	N/A	N/A	N/A	N/A
Accrued interest receivable	19,095	19,095	—	—	19,095

Financial liabilities:
Deposits	3,682,015	—	3,693,593	—	3,693,593
Customer repurchase agreements	3,693	—	3,693	—	3,693
Federal Home Loan Bank advances	850,000	—	850,000	—	850,000
Subordinated notes	87,347	—	88,409	—	88,409
Junior subordinated debentures	39,689	—	39,935	—	39,935
Accrued interest payable	9,230	9,230	—	—	9,230

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2019	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$197,880	$197,880	$—	$—	$197,880
Securities - held to maturity	8,417	—	—	6,907	6,907
Loans not previously presented, gross	4,170,604	83,454	—	4,086,597	4,170,051
FHLB and other restricted stock	19,860	N/A	N/A	N/A	N/A
Accrued interest receivable	20,322	20,322	—	—	20,322

Financial liabilities:
Deposits	3,789,906	—	3,793,603	—	3,793,603
Customer repurchase agreements	2,033	—	2,033	—	2,033
Federal Home Loan Bank advances	430,000	—	430,000	—	430,000
Subordinated notes	87,327	—	93,877	—	93,877
Junior subordinated debentures	39,566	—	40,700	—	40,700
Accrued interest payable	9,367	9,367	—	—	9,367

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2020 and December 31, 2019, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2020 and December 31, 2019, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2020 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$585,157	11.6%	$403,557	8.0%	N/A	N/A
TBK Bank, SSB	$557,478	11.3%	$394,675	8.0%	$493,343	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$454,349	9.0%	$302,899	6.0%	N/A	N/A
TBK Bank, SSB	$514,024	10.4%	$296,552	6.0%	$395,403	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$414,660	8.2%	$227,557	4.5%	N/A	N/A
TBK Bank, SSB	$514,024	10.4%	$222,414	4.5%	$321,265	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$454,349	9.6%	$189,312	4.0%	N/A	N/A
TBK Bank, SSB	$514,024	10.9%	$188,633	4.0%	$235,791	5.0%

As of December 31, 2019
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$604,832	12.8%	$378,020	8.0%	N/A	N/A
TBK Bank, SSB	$555,213	12.0%	$370,142	8.0%	$462,678	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$487,775	10.3%	$284,141	6.0%	N/A	N/A
TBK Bank, SSB	$525,490	11.4%	$276,574	6.0%	$368,765	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$448,209	9.5%	$212,310	4.5%	N/A	N/A
TBK Bank, SSB	$525,490	11.4%	$207,430	4.5%	$299,621	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$487,775	10.0%	$195,110	4.0%	N/A	N/A
TBK Bank, SSB	$525,490	10.9%	$192,840	4.0%	$241,050	5.0%

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company has elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”) will be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed.

Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% of risk weighted assets above the minimum risk based capital ratio requirements at March 31, 2020 and December 31, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At March 31, 2020 and December 31, 2019, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

NOTE 11 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

Common Stock

	March 31, 2020	December 31, 2019
Shares authorized	50,000,000	50,000,000
Shares issued	27,171,721	27,163,642
Treasury shares	(3,070,601)	(2,198,681)
Shares outstanding	24,101,120	24,964,961
Par value per share	$0.01	$0.01

Stock Repurchase Programs

During the three months ended March 31, 2020, the Company repurchased 871,319 shares into treasury stock under the Company’s stock repurchase program at an average price of $40.81, for a total of $35,600,000, effectively completing the $50,000,000 stock repurchase program authorized by the Company’s board of directors on October 16, 2019.

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

NOTE 12 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $1,168,000 and $911,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the three months ended March 31, 2020 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2020	148,349	$31.86
Granted	8,079	39.65
Vested	(8,079)	39.65
Forfeited	(601)	36.08
Nonvested at March 31, 2020	147,748	$31.84

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years, but vesting periods may vary. Compensation expense for RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. At March 31, 2020, there was $1,894,000 of unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.73 years.

Restricted Stock Units

A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2020 were as follows:

		Weighted Average
		Grant Date
Nonvested RSUs	Shares	Fair Value
Nonvested at January 1, 2020	55,228	$38.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2020	55,228	$38.75

RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. At March 31, 2020, there was $1,291,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 3.08 years.

Market Based Performance Stock Units

A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2020 were as follows:

		Weighted Average
		Grant Date
Nonvested PSUs	Shares	Fair Value
Nonvested at January 1, 2020	67,707	$37.71
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2020	67,707	$37.71

Market Based PSUs granted to employees under the Omnibus Incentive Plan vest after three to five years. The number of shares issued upon vesting will range from 0% to 175% of the PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of a specified group of peer banks. Compensation expense for the PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of PSUs granted were estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rates for the performance periods were derived from the Treasury constant maturities yield curve on the valuation dates.

At March 31, 2020, there was $1,579,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.90 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Performance Based Performance Stock Units

A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2020 were as follows:

		Weighted Average
		Grant Date
Nonvested Performance Based PSUs	Shares	Fair Value
Nonvested at January 1, 2020	254,000	$38.02
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2020	254,000	$38.02

Performance Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. Compensation expense for the Performance Based PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. As of March 31, 2020, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $19,314,000, and the remaining performance period over which the cost could be recognized was 2.75 years. No compensation cost was recorded during the three months ended March 31, 2020.

Stock Options

A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the three months ended March 31, 2020 were as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2020	225,055	$24.10
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2020	225,055	$24.10	6.92	$1,119

Fully vested shares and shares expected to vest at March 31, 2020	225,055	$24.10	6.92	$1,119

Shares exercisable at March 31, 2020	118,537	$20.20	6.42	$836

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

At March 31, 2020, there was $270,000 of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a remaining weighted average period of 2.35 years.

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

NOTE 13 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Basic
Net income (loss) to common stockholders	$(4,450)	$14,788
Weighted average common shares outstanding	24,314,329	26,679,724
Basic earnings (loss) per common share	$(0.18)	$0.55
Diluted
Net income (loss) to common stockholders	$(4,450)	$14,788
Weighted average common shares outstanding	24,314,329	26,679,724
Dilutive effects of:
Assumed exercises of stock options	—	64,166
Restricted stock awards	—	49,795
Restricted stock units	—	—
Performance stock units - market based	—	—
Performance stock units - performance based	—	—
Average shares and dilutive potential common shares	24,314,329	26,793,685
Diluted earnings (loss) per common share	$(0.18)	$0.55

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended March 31,
	2020	2019
Stock options	225,055	50,752
Restricted stock awards	147,748	13,290
Restricted stock units	55,228	58,400
Performance stock units - market based	67,707	58,400
Performance stock units - performance based	254,000	—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – BUSINESS SEGMENT INFORMATION

The following table presents the Company’s operating segments. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2019 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on Federal Home Loan Bank advance rates.  Credit loss expense is allocated based on the segment’s allowance for credit losses determination. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC. General factoring services not originated through TBC are included in the Banking segment.

(Dollars in thousands)
Three Months Ended March 31, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$51,666	$23,497	$251	$75,414
Intersegment interest allocations	3,074	(3,074)	—	—
Total interest expense	10,921	—	1,993	12,914
Net interest income (expense)	43,819	20,423	(1,742)	62,500
Credit loss expense	15,818	1,544	(1)	17,361
Net interest income after credit loss expense	28,001	18,879	(1,741)	45,139
Noninterest income	6,280	1,296	(99)	7,477
Noninterest expense	44,572	12,063	1,055	57,690
Operating income (loss)	$(10,291)	$8,112	$(2,895)	$(5,074)

(Dollars in thousands)
Three Months Ended March 31, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$49,121	$23,803	$340	$73,264
Intersegment interest allocations	2,638	(2,638)	—	—
Total interest expense	10,354	—	1,599	11,953
Net interest income (expense)	41,405	21,165	(1,259)	61,311
Credit loss expense	954	136	(76)	1,014
Net interest income after credit loss expense	40,451	21,029	(1,183)	60,297
Noninterest income	6,297	1,077	164	7,538
Noninterest expense	34,385	13,295	886	48,566
Operating income (loss)	$12,363	$8,811	$(1,905)	$19,269

(Dollars in thousands)
March 31, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,276,926	$714,006	$723,327	$(1,360,530)	$5,353,729
Gross loans held for investment	$4,227,563	$641,366	$800	$(549,181)	$4,320,548

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans held for investment	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512

item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions, and national lending product lines that further diversify our lending operations. Our traditional banking offerings include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include factoring, asset-based lending, and equipment lending products offered on a nationwide basis. Our national lending product lines provide further asset base diversification and include mortgage warehouse, liquid credit, and premium finance offered on a nationwide basis. As of March 31, 2020, we had consolidated total assets of $5.354 billion, total loans held for investment of $4.321 billion, total deposits of $3.682 billion and total stockholders’ equity of $589.3 million.

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio. These products include our factoring services, provided principally in the transportation sector, our asset-based lending and equipment finance products. Our aggregate outstanding balances for these products increased $135.1 million, or 10.8%, to $1.386 billion as of March 31, 2020, due to organic growth. The following table sets forth our commercial finance product lines:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Commercial finance
Commercial - Equipment	$479,483	$461,555
Commercial - Asset-based lending	245,001	168,955
Factored receivables	661,100	619,986
Total commercial finance loans	$1,385,584	$1,250,496

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

	March 31,	December 31,
(Dollars in thousands)	2020	2019
National lending
Mortgage warehouse	$739,211	$667,988
Commercial - Liquid credit	172,380	81,353
Commercial - Premium finance	—	101,015
Total national lending loans	$911,591	$850,356

On April 20, 2020, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Premium Finance (“TPF”) and exit our premium finance line of business. The decision to sell TPF was made during the three months ended March 31, 2020, and at March 31, 2020, the carrying amount of the Disposal Group, primarily consisting of $98.3 million of premium finance loans, was transferred to assets held for sale.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. We have determined our reportable segments are Banking, Factoring, and Corporate. For the three months ended March 31, 2020, our Banking segment generated 69% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 30% of our total revenue, and our Corporate segment generated 1% of our total revenue.

First Quarter 2020 Overview

We incurred a net loss for the three months ended March 31, 2020 of $4.5 million, or $(0.18) per diluted share, compared to net income for the three months ended March 31, 2019 of $14.8 million, or $0.55 per diluted share. For the three months ended March 31, 2020, our return on average common equity was (2.85%) and our return on average assets was (0.36%).

At March 31, 2020, we had total assets of $5.354 billion, including gross loans held for investment of $4.321 billion, compared to $5.060 billion of total assets and $4.195 billion of gross loans held for investment at December 31, 2019. Loan growth totaled $126.0 million during the three months ended March 31, 2020, including $91.0 million of growth in our liquid credit portfolio. Excluding premium finance loans, loan growth totaled $227.1 million. Our commercial finance product lines increased from $1.250 billion in aggregate as of December 31, 2019 to $1.386 billion as of March 31, 2020, an increase of 10.8%, and constitute 32% of our total loan portfolio at March 31, 2020. Our national lending lines increased from $850.4 million in aggregate as of December 31, 2019 to $911.6 million as of March 31, 2020, an increase of 7.2%, and constitute 21% of our total loan portfolio at March 31, 2020. Excluding premium finance loans, our national lending lines increased $162.3 million, or 19.1%. Our community bank lending lines decreased from $2.094 billion in aggregate as of December 31, 2019 to $2.023 billion as of March 31, 2020, a decrease of 3.4%, and constitute 47% of our total loan portfolio at March 31, 2020.

At March 31, 2020, we had total liabilities of $4.764 billion, including total deposits of $3.682 billion, compared to $4.424 billion of total liabilities and $3.790 billion of total deposits at December 31, 2019. Deposits decreased $107.9 million during the three months ended March 31, 2020.

At March 31, 2020, we had total stockholders' equity of $589.3 million. During the three months ended March 31, 2020, total stockholders’ equity decreased $47.3 million, primarily due to common stock repurchased during the period and our net loss for the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 9.03% and 11.63%, respectively, at March 31, 2020.

For the quarter ended March 31, 2020, TriumphPay processed 504,250 invoices paying 44,568 distinct carriers a total of $530.8 million.

2020 Items of Note

Triumph Premium Finance

On April 20, 2020, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Premium Finance (“TPF”) and exit our premium finance line of business. The decision to sell TPF was made during the three months ended March 31, 2020, and at March 31, 2020, the carrying amount of the Disposal Group, primarily consisting of $98.3 million of premium finance loans, was transferred to assets held for sale.

For further information on the above transaction, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Stock Repurchase Program

During the three months ended March 31, 2020, we repurchased 871,319 shares into treasury stock under our stock repurchase program at an average price of $40.81, for a total of $35.6 million, effectively completing the $50.0 million stock repurchase program authorized by our board of directors on October 16, 2019.

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

Recent Developments: COVID-19 and the CARES Act

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

Financial position and results of operations

Pertaining to our March 31, 2020 financial condition and results of operations, COVID-19 had a material impact on our allowance for credit losses (“ACL”). While we have not yet experienced any charge-offs related to COVID-19, our ACL calculation and resulting provision for credit losses are significantly impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios have darkened significantly since the pandemic was declared in early March, our need for additional reserve for credit loss increased significantly. Refer to our discussion of the ACL in Note 1 and Note 4 of our unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen, we could experience further increases in our required ACL and record additional credit loss expense. The execution of the payment deferral program discussed in the following commentary assisted our ratio of past due loans to total loans. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, we are actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

Our interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of March 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.  We rely on cash on hand as well as dividends from our subsidiary bank to service our debt.  If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of March 31, 2020, our goodwill was not impaired. While our stock was trading above book value for most of the first quarter of 2020 and at quarter end, COVID-19 could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At March 31, 2020 we had goodwill of $158.7 million, representing approximately 27% of equity.

As of March 31, 2020 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At March 31, 2020 we had intangible assets of $29.5 million, representing approximately 5% of equity.

Our processes, controls and business continuity plan

The Company maintains an Enterprise Risk Management team to respond to, prepare, and execute responses to unforeseen circumstances, such as, natural disasters and pandemics.  Upon the WHO’s pandemic declaration, the Company’s Enterprise Risk Management team, in coordination with representatives from the Office of the CEO, Information Technology, Communications, Human Resources, and Facilities, invoked its Board approved Pandemic Preparedness Plan.  Shortly after invoking the Plan, the Company deployed a successful remote working strategy, provided timely communication to team members and customers, implemented protocols for team member safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts.  The Company’s preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19.  Prior technology planning resulted in the successful deployment of the majority of our operational teams to a remote environment.  Due to the nature of their functions, a few team members continue to operate from physical Company locations, while effectively employing social distancing standards.  To achieve implementation of the remote working strategy, during the first quarter of 2020, we incurred a technology spend of approximately $60 thousand to provide additional laptops to team members who required them to work remotely.  We do not anticipate incurring additional material cost related to our continued deployment of the remote working strategy.  No material operational or internal control challenges or risks have been identified to date.  To prepare for potential staffing shortages resulting from an anticipated peak in COVID-19 cases, the Enterprise Risk Management team has assessed critical team members and determined appropriate contingency and succession plans are in place to ensure continued operations.  Our COVID-19 Response Team continues to meet daily to anticipate and respond to any future COVID-19 interruptions or developments.  As of March 31, 2020, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  As of April 15, 2020, the Company has executed 404 of these deferrals on outstanding loan balances of $233 million.  We had 397 additional deferral requests representing $276 million in outstanding balances that were in process.  In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company is actively participating in assisting our customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at 1%. We believe that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of April 17, 2020, we have closed or approved with the SBA 732 PPP loans representing $158 million in funding. It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, we could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

Further, in sensitivity and service to our communities during this unprecedented time, the Company is waiving late payment and overdraft fees and has temporarily suspended collection efforts on past due loans.

Credit

While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories considered to be “at-risk” of significant impact as of March 31, 2020.

Retail Lending:

The Company’s exposure to retail at March 31, 2020 equated to approximately $195.5 million, or 4.5% of total loans, summarized as follows:

•	35% retail real estate
•	22% new and used vehicle lending; mostly dealer floorplan
•	20% grocery stores, pet stores, pharmacies, gas stations and convenience stores
•	7% liquid credit; mostly acquired during March 2020 as a result of market dislocation
•	6% factoring
•	10% other types of retail lending

Energy Lending:

The Company’s exposure to energy at March 31, 2020 equated to approximately $133.1 million, or 3.1% of total loans, summarized as follows:

•

39% factoring consisting of purchased invoices from energy-related loads in our factoring operations.  The Company typically collects out of these exposures in 30 - 90 days and continuously evaluates the credit worthiness of the ultimate account debtor, TBK’s source of repayment.

•	37% equipment finance; this portfolio consisted primarily of fully amortizing fixed rate loans on multi-use assets like trucks, trailers and cranes.
•	9% asset-based lending
•	16% other types of energy lending

At March 31, 2020, the Company did not have exposure to Exploration and Production (“E&P”) or Reserve-Based lending and only had minimal exposure to specialized equipment lending.

Hospitality Lending:

The Company’s exposure to hospitality at March 31, 2020 equated to approximately $128.9 million, or 3.0% of total loans.  These were mostly smaller loans purchased through our bank acquisitions and secured by hotels.  The majority of the Company’s hospitality borrowers have historically exhibited strong operating cash flows.

Restaurants:

The Company’s exposure to restaurants at March 31, 2020 equated to approximately $55.1 million, or 1.3% of total loans.  Approximately 32% of the balances are related purchases in our liquid credit group during the market dislocation in March.  The remainder of these balances are mostly smaller loans and the Company had mortgages on the vast majority of the borrowers as opposed to leasehold improvements.

Health Care and Senior Care Lending:

The Company’s exposure to health care and senior care at March 31, equated to just $41.6 million, or less than 1% of total loans.

We are working with customers directly affected by COVID-19.  We are prepared to offer short-term assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 virus, we are engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.

Held to Maturity Securities

At March 31, 2020, we held $8.3 million in subordinated notes of CLO securities managed by our former subsidiary.  These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  Thus, we may not receive the full amount of cash distributions we expect to receive, which would cause us to record additional allowance for credit losses with a corresponding charge to credit loss expense through earnings.

Retail operations

The Company is committed to assisting our customers and communities in this time of need. Most branch locations have converted to drive-thru only in order to ensure the health and safety of our customers and team members. The branches with lobbies open have been retrofitted with sneeze guard protective screens and our branches have been supplied with gloves and disinfectant materials for lobby, drive through and ATM equipment.  All of our facilities are being deep cleaned daily. We are introducing temporary changes to help with the financial hardship caused by COVID-19 for both our customers and non-customers. This includes waiving select deposit account fees including overdraft fees, ATM fees and excessive withdrawal fees for savings and money market accounts. Daily deposit limits for ATMs and Mobile will be increased. We will also be providing check-cashing services for government issued stimulus checks for both customers and non-customers. We continue to support the communities we serve as demonstrated by local teams making donations to those in need and buying meals for first responders.

We continue to serve our customers that need emergency branch access for account issues, safe deposit access and similar items by appointment.  The Company has been able to open and close accounts effectively, through its drive through facility, and our Customer Care 800 access is successfully managing the volume of incoming calls.  Additionally, the Company has effectively waived account service charges during this period in an effort to assist all of our customers that may be in need including our small business and commercial customers.

The Company continues to monitor the safety of our staff.  With reduced access to the lobby, our staffing is adequate to address the requests for time off by any of our employees who are impacted by health or child care issues.  For our retail staff being asked to work during this event, a 30% pay increase was implemented in appreciation for their service.

Transportation

The Company’s transportation businesses may be affected by COVID-19 and the additional impact from low oil prices.  The most significant transportation-related impact of COVID-19 on the first quarter of 2020 was a 21% decrease year-over-year in exports from China to the U.S.  The impact of this dynamic was offset by strength in other sectors of Triumph Business Capital’s (“TBC”) business in the first quarter of 2020, as freight volumes remained on par with seasonal expectations.  However, the aforementioned global supply disruption from China, in combination with the U.S. supply chain challenges due to business closures, shelter in place orders and an overall decrease in consumer demand could have a material impact on freight volumes in the U.S., as early in the second quarter of 2020.  Current estimates project significant and dramatic decreases in second  quarter 2020 GDP and average freight during the second quarter of 2020.  The U.S. east and west coasts are expected to bear the brunt of this with a decline of approximately 20% in volumes.  Current market forecasts do not anticipate a freight volume recovery until the first half of 2021, unless the US returns to full production early in the third quarter of 2020.

Our transportation businesses may experience payment disruption related to COVID-19.  Overall payments may be deferred or slower than historical days-to-pay.  The Company expects an increase in Chapter 11 bankruptcy filings related to the increased limits established by the government for small firm bankruptcy treatment. The portfolio may contract with fewer loads hauled in some verticals, while some growth may occur with new firms seeking working capital assistance.

Financial Highlights

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2020	2019
Income Statement Data:
Interest income	$75,414	$73,264
Interest expense	12,914	11,953
Net interest income	62,500	61,311
Credit loss expense	17,361	1,014
Net interest income after credit loss expense	45,139	60,297
Noninterest income	7,477	7,538
Noninterest expense	57,690	48,566
Net income (loss) before income taxes	(5,074)	19,269
Income tax expense (benefit)	(624)	4,481
Net income (loss)	$(4,450)	$14,788

Per Share Data:
Basic earnings per common share	$(0.18)	$0.55
Diluted earnings per common share	$(0.18)	$0.55
Weighted average shares outstanding - basic	24,314,329	26,679,724
Weighted average shares outstanding - diluted	24,314,329	26,793,685

Performance ratios - Annualized:
Return on average assets	(0.36%)	1.33%
Return on average total equity	(2.85%)	9.30%
Return on average tangible common equity (1)	(4.09%)	13.43%
Yield on loans(2)	7.22%	7.99%
Cost of interest bearing deposits	1.34%	1.24%
Cost of total deposits	1.05%	0.99%
Cost of total funds	1.23%	1.28%
Net interest margin(2)	5.63%	6.15%
Efficiency ratio	82.44%	70.54%
Net noninterest expense to average assets	4.12%	3.70%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2020	2019
Balance Sheet Data:
Total assets	$5,353,729	$5,060,297
Cash and cash equivalents	208,414	197,880
Investment securities, net of ACL	316,017	262,674
Loans held for investment, net of ACL	4,275,816	4,165,420
Total liabilities	4,764,382	4,423,707
Noninterest bearing deposits	846,412	809,696
Interest bearing deposits	2,835,603	2,980,210
FHLB advances	850,000	430,000
Subordinated notes	87,347	87,327
Junior subordinated debentures	39,689	39,566
Total stockholders’ equity	589,347	636,590

Per Share Data:
Book value per share	$24.45	$25.50
Tangible book value per share (1)	$16.64	$17.88
Shares outstanding end of period	24,101,120	24,964,961

Asset Quality ratios(3):
Past due to total loans(4)	1.99%	1.74%
Nonperforming loans to total loans	1.26%	0.97%
Nonperforming assets to total assets	1.09%	0.87%
ACL to nonperforming loans(5)	82.37%	71.63%
ACL to total loans(5)	1.04%	0.69%
Net charge-offs to average loans(6)	0.04%	0.17%

Capital ratios:
Tier 1 capital to average assets	9.62%	10.03%
Tier 1 capital to risk-weighted assets	9.03%	10.29%
Common equity Tier 1 capital to risk-weighted assets	8.24%	9.46%
Total capital to risk weighted assets	11.63%	12.76%
Total stockholders' equity to total assets	11.01%	12.58%
Tangible common stockholders' equity ratio (1)	7.77%	9.16%

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

(2)	Performance ratios include discount accretion on purchased loans for the periods presented as follows:
	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Loan discount accretion	$2,134	$1,557
(3)	Asset quality ratios exclude loans held for sale.
(4)	Past due ratio has been revised to exclude nonaccrual loans with contractual payments less than 30 days past due.
(5)	Beginning January 1, 2020, the allowance for credit losses was calculated in accordance with Accounting Standards Codification Topic 326, “Financial Instruments – Credit Losses” (“ASC 326”).
(6)	Net charge-offs to average loans ratios are for the three months ended March 31, 2020 and the year ended December 31, 2019.

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

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2020	2019
Average total stockholders' equity	$627,369	$644,960
Average goodwill and other intangibles	(189,359)	(198,389)
Average tangible common equity	$438,010	$446,571

Net income	$(4,450)	$14,788
Average tangible common equity	438,010	446,571
Return on average tangible common equity	(4.09%)	13.43%

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2020	2019
Total stockholders' equity	$589,347	$636,590
Goodwill and other intangibles	(188,208)	(190,286)
Tangible common stockholders' equity	$401,139	$446,304
Common shares outstanding	24,101,120	24,964,961
Tangible book value per share	$16.64	$17.88

Total assets at end of period	$5,353,729	$5,060,297
Goodwill and other intangibles	(188,208)	(190,286)
Adjusted total assets at period end	$5,165,521	$4,870,011
Tangible common stockholders' equity ratio	7.77%	9.16%

Results of Operations

Three months ended March 31, 2020 compared with three months ended March 31, 2019

Net Income

We incurred a net loss of $4.5 million for the three months ended March 31, 2020 compared to net income of $14.8 million for the three months ended March 31, 2019, a decrease of $19.3 million.

The decrease was primarily the result of a $16.4 million increase in credit loss expense and a $9.1 million increase in noninterest expense, and a $0.1 million decrease in noninterest income offset by a $1.2 million increase in net interest income and a $5.1 million decrease in income tax expense.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended March 31,
	2020			2019
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$141,123	$488	1.39%	$126,372	$778	2.50%
Taxable securities	228,996	1,955	3.43%	275,642	2,169	3.19%
Tax-exempt securities	25,925	152	2.36%	88,667	475	2.17%
FHLB and other restricted stock	21,098	204	3.89%	17,860	192	4.36%
Loans (1)	4,045,842	72,615	7.22%	3,535,043	69,650	7.99%
Total interest earning assets	4,462,984	75,414	6.80%	4,043,584	73,264	7.35%
Noninterest earning assets:
Cash and cash equivalents	60,979			91,218
Other noninterest earning assets	382,584			366,958
Total assets	$4,906,547			$4,501,760
Interest bearing liabilities:
Deposits:
Interest bearing demand	$586,671	$344	0.24%	$606,096	$374	0.25%
Individual retirement accounts	103,351	402	1.56%	113,636	405	1.45%
Money market	441,815	1,031	0.94%	408,953	1,331	1.32%
Savings	363,888	124	0.14%	370,067	123	0.13%
Certificates of deposit	1,068,023	6,006	2.26%	834,515	3,965	1.93%
Brokered deposits	344,847	1,770	2.06%	353,829	2,020	2.32%
Total interest bearing deposits	2,908,595	9,677	1.34%	2,687,096	8,218	1.24%
Subordinated notes	87,323	1,347	6.20%	48,940	839	6.95%
Junior subordinated debentures	39,609	646	6.56%	39,125	760	7.88%
Other borrowings	361,996	1,244	1.38%	336,667	2,136	2.57%
Total interest bearing liabilities	3,397,523	12,914	1.53%	3,111,828	11,953	1.56%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	810,654			679,538
Other liabilities	71,001			65,434
Total equity	627,369			644,960
Total liabilities and equity	$4,906,547			$4,501,760
Net interest income		$62,500			$61,311
Interest spread (2)			5.27%			5.79%
Net interest margin (3)			5.63%			6.15%
(1)	Balance totals include nonaccrual loans.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Average community banking	$2,041,256	$2,103,816
Average commercial finance	1,292,749	1,123,978
Average national lending	711,837	307,249
Average total loans	$4,045,842	$3,535,043
Community banking yield	5.67%	5.91%
Commercial finance yield	11.00%	12.50%
National lending yield	4.80%	5.73%
Total loan yield	7.22%	7.99%

We earned net interest income of $62.5 million for the three months ended March 31, 2020 compared to $61.3 million for the three months ended March 31, 2019, an increase of $1.2 million, or 2.0%, primarily driven by the following factors.

Interest income increased $2.2 million, or 2.9% as a result of an increase in total average interest earning assets of $419 million, or 10.4%, which was attributable to growth in our overall loan portfolio partially offset by lower yields discussed below. The average balance of our higher yielding commercial finance loans increased $168.8 million, or 15.0%, from $1.124 billion for the three months ended March 31, 2019 to $1.293 billion for the three months ended March 31, 2020 as a result of the continued execution of our growth strategy for such products. The average balance of mortgage warehouse lending, a lower yielding product, was $513.4 million for the quarter compared to $235.5 million for the three months ended March 31, 2019. We also experienced smaller fluctuations in average balances in our other community banking lending products, including commercial real estate and general commercial and industrial loans. A component of interest income consists of discount accretion on acquired loan portfolios.  We recognized discount accretion on purchased loans of $2.1 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.  Growth in interest income was also partially offset by a decrease in interest income on securities driven by lower average balances.

Interest expense increased $1.0 million or 8.0% as a result of growth in customer deposits and other borrowings as well as higher average rates on customer deposits. Average total interest bearing deposits increased $221.5 million, or 8.2%, primarily due to growth in our certificates of deposit as this higher cost deposit product was used to fund our growth period over period.  Also contributing to an increase in total interest expense is an increase in interest expense on subordinated notes driven primarily by a full quarter impact of the issuance of $38.3 million in subordinated notes during the fourth quarter of 2019. We increased our use of other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the increase in the average balance was more than offset by a decrease in average rate.

Net interest margin decreased to 5.63% for the three months ended March 31, 2020 from 6.15% for the three months ended March 31, 2019, a decrease of 52 basis points or 8.5%.

The decrease in our net interest margin primarily resulted from a decrease in yields on our interest earning assets.  Our average yield on interest earning assets decreased 55 basis points to 6.80% for the three months ended March 31, 2020 from 7.35% for the three months ended March 31, 2019, primarily due to a change in the mix within our loan portfolio period over period. The average commercial finance products as a percentage of the average total portfolio increased slightly from 31.8% for the three months ended March 31, 2019 to 32.0% for the three months ended March 31, 2020 however, higher yielding average factored receivables as a percentage of the average total commercial finance portfolio decreased from 51.0% at March 31, 2019 to 47.6% at March 31, 2020 contributing to the decrease in yields on our interest earning assets. This effect was compounded by a decrease in yield on our factored receivable portfolio period over period.  The decreased yield resulting from the change in the mix of our loan portfolio was positively impacted by a change in our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances. These transportation factoring balances increased as a percentage of the overall factoring portfolio to 80% at March 31, 2020 compared to 76% at March 31, 2019.

Also impacting our net interest margin was a decrease in our average cost of interest bearing liabilities of 3 basis points. This decrease was caused by lower rates on short term and floating FHLB advances and lower rates on most of our deposit products as a result of lower rates in the macro economy. This decrease was partially offset by an increased use of higher rate certificates of deposit.

The following table shows the effects changes in average balances (volume) and average interest rates (rate) had on the interest earned in our interest earning assets and the interest incurred on our interest bearing liabilities:

	Three Months Ended
	March 31, 2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(341)	$51	$(290)
Taxable securities	184	(398)	(214)
Tax-exempt securities	45	(368)	(323)
FHLB and other restricted stock	(19)	31	12
Loans	(6,203)	9,168	2,965
Total interest income	(6,334)	8,484	2,150
Interest bearing liabilities:
Interest bearing demand	(19)	(11)	(30)
Individual retirement accounts	37	(40)	(3)
Money market	(377)	77	(300)
Savings	3	(2)	1
Certificates of deposit	728	1,313	2,041
Brokered deposits	(204)	(46)	(250)
Total interest bearing deposits	168	1,291	1,459
Subordinated notes	(84)	592	508
Junior subordinated debentures	(122)	8	(114)
Other borrowings	(979)	87	(892)
Total interest expense	(1,017)	1,978	961
Change in net interest income	$(5,317)	$6,506	$1,189

Credit Loss Expense

Credit loss expense is the amount of expense that, based on our judgment, is required to maintain the allowances for credit losses (“ACL”) at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the notes to the financial statements for detailed discussion regarding ACL methodologies for available for sale debt securities, held to maturity securities and loans held for investment.

Upon and subsequent to adoption of ASC 326, for available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At January 1, 2020 and March 31, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended March 31, 2020.

Upon and subsequent to adoption of ASC 326, the ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2020 and December 31, 2019, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a loss rate methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At January 1, 2020 and March 31, 2020, the Company carried $8.4 million and $8.3 million of HTM securities at amortized cost, respectively. The ACL on these balances was $0.1 million at both measurement dates and no credit loss expense was recognized during the three months ended March 31, 2020.

Our ACL on loans was $44.7 million at March 31, 2020 compared to $29.1 million at December 31, 2019, representing an ACL to total loans ratio of 1.04% and 0.69%, respectively. Upon adoption of ASC 326, management booked an increase of $0.3 million to the ACL and a decrease to retained earnings net of the deferred tax impact. The Day 1 adjustment upon adoption raised the ACL balance to $29.4 million on January 1, 2020.

Our credit loss expense was $17.4 million for the three months ended March 31, 2020 compared to $1.0 million for the three months ended March 31, 2019, an increase of $16.4 million, or 1640.0%.

The increased credit loss expense was primarily the result of significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses and, to a much lesser extent, increases in qualitative loss factors. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers over the reasonable and supportable forecast period. See further discussion in the allowance for credit loss section below. The deterioration of forecasted loss assumptions resulted in approximately $10.5 million of credit loss expense for the three months ended March 31, 2020. For the three months ended March 31, 2019, changes to loss factors under the incurred loss allowance methodology had an insignificant impact on credit loss expense.

Increased loan growth and change in mix also contributed to the increase in credit loss expense period over period. Excluding premium finance loans, during the three months ended March 31, 2020, outstanding loans increased $227.1 million from December 31, 2019. During the three months ended March 31, 2019, outstanding loans increased $4.2 million from December 31, 2018. For the three months ended March 31, 2020, changes in loan volume and mix resulted in approximately $3.0 million of credit loss expense. Changes in loan volume and mix had an insignificant impact on credit loss expense for the three months ended March 31, 2019.

The increase in credit loss expense was further driven by net new specific reserves. We recorded net new specific reserves of $3.0 million during the three months ended March 31, 2020 compared to $1.2 million during the three months ended March 31, 2019. We experienced higher total net charge-offs of $1.5 million in the three months ended March 31, 2020 compared to $1.0 million for the same period in 2019.  Approximately $0.7 million and $0.5 million of the charge-offs for the three months ended March 31, 2020 and 2019, respectively, had specific reserves previously recorded and as such, the impact of net charge-offs on the change in provision period over period was minimal.

Noninterest Income

The following table presents the major categories of noninterest income:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Service charges on deposits	$1,588	$1,606	$(18)	(1.1%)
Card income	1,800	1,844	(44)	(2.4%)
Net OREO gains (losses) and valuation adjustments	(257)	209	(466)	(223.0%)
Net gains (losses) on sale of securities	38	(11)	49	445.5%
Fee income	1,686	1,612	74	4.6%
Insurance commissions	1,051	919	132	14.4%
Other	1,571	1,359	212	15.6%
Total noninterest income	$7,477	$7,538	$(61)	(0.8%)

Noninterest income decreased $0.1 million, or 0.8%. Changes in selected components of noninterest income in the above table are discussed below.

•

Net OREO gains (losses) and valuation adjustments. Net OREO gains (losses) and valuation adjustments, which represents gains and losses on loans transferred to OREO, gains and losses on the sale of OREO, and valuation adjustments recorded due to the subsequent change in fair value less costs to sell of OREO, increased losses of $0.5 million. OREO activity on individual repossessed assets during the three months ended March 31, 2020 and 2019 was not significant.

•

Other.  Other noninterest income, including income associated with bank-owned life insurance and other miscellaneous activities, increased $0.2 million, or 15.6%. The increase is primarily driven by a $0.6 million increase in gain on sale of loans during the three months ended March 31, 2020. During the three months ended March 31, 2019, the bank benefited from a $0.4 million gain related to an interest in the sale of a property owned by a borrower which partially offset the increase in other noninterest income. There were no other significant increases or decreases in the components of other noninterest income period over period.

Noninterest Expense

The following table presents the major categories of noninterest expense:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$30,722	$26,439	$4,283	16.2%
Occupancy, furniture and equipment	5,182	4,522	660	14.6%
FDIC insurance and other regulatory assessments	315	299	16	5.4%
Professional fees	2,107	1,865	242	13.0%
Amortization of intangible assets	2,078	2,402	(324)	(13.5%)
Advertising and promotion	1,292	1,604	(312)	(19.5%)
Communications and technology	5,501	4,874	627	12.9%
Travel and entertainment	994	1,025	(31)	(3.0%)
Credit loss expense - off balance sheet credit exposures	2,937	(2)	2,939	N/M
Other	6,562	5,538	1,024	18.5%
Total noninterest expense	$57,690	$48,566	$9,124	18.8%

N/M – Not meaningful

Noninterest expense increased $9.1 million, or 18.8%. Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $4.3 million, or 16.2%.  While our average full-time equivalent employees were relatively flat at 1,115.3 and 1,131.5 for the three months ended March 31, 2020 and 2019, respectively, we experienced an increase in salaries and employee benefits due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense.

•

Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $0.7 million, or 14.6%, primarily due to expenses associated with the infrastructure and facilities added to accommodate our growth in operations.

•

Amortization of intangible assets. Amortization of intangible assets decreased $0.3 million, or 13.5%, due to lower amortizable intangible asset balances during the three months ended March 31, 2020 compared to the same period during 2019.

•

Advertising and promotion. Advertising and promotion expenses decreased $0.3 million, or 19.5%. Advertising and promotion expense during the three months ended March 31, 2019 was impacted by advertising and brand-awareness activities in connection with the FBD and SCC acquisitions that closed during the fourth quarter of 2018. With no acquisition activity during 2019 or 2020 year-to-date, such initiatives were not required during the three months ended March 31, 2020.

•

Communications and Technology. Communications and technology expenses increased $0.6 million, or 12.9% as a result of increased usage and transaction volumes resulting from growth in our factoring and loan operations.

•

Credit Loss Expense – Off Balance Sheet Credit Exposures. Credit Loss Expense – Off Balance Sheet Credit Exposures increased $2.9 million, primarily due to increased assumed loss rates on estimated funding as a result of the COVID-19 virus. The Company also experienced an increase in commitments to fund.

•

Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, business travel and subscription services.  Other noninterest expense increased $1.0 million or 18.5% primarily due to increased operations driven by Company growth.  There were no significant increases or decreases in the individual components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense decreased $5.1 million, or 113.3%, from an expense of $4.5 million for the three months ended March 31, 2019 to an income tax benefit $0.6 million for the three months ended March 31, 2020. The decrease in income tax expense period over period is consistent with the decrease in pre-tax income for the same periods. The effective tax rate decreased from 23% for the three months ended March 31, 2019 to 12% for the three months ended March 31, 2020. The decrease in our effective tax rate was primarily driven by an adjustment to state taxes. Our effective tax rate is expected to return to approximately 24% in future periods.

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

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2019 Form 10-K. Transactions between segments consist primarily of borrowed funds.  Intersegment interest expense is allocated to the Factoring segment based on Federal Home Loan Bank advance rates. Credit loss expense is allocated based on the segment’s ACL determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned accordingly. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended March 31, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$51,666	$23,497	$251	$75,414
Intersegment interest allocations	3,074	(3,074)	—	—
Total interest expense	10,921	—	1,993	12,914
Net interest income (expense)	43,819	20,423	(1,742)	62,500
Credit loss expense	15,818	1,544	(1)	17,361
Net interest income after credit loss expense	28,001	18,879	(1,741)	45,139
Noninterest income	6,280	1,296	(99)	7,477
Noninterest expense	44,572	12,063	1,055	57,690
Operating income (loss)	$(10,291)	$8,112	$(2,895)	$(5,074)

(Dollars in thousands)
Three Months Ended March 31, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$49,121	$23,803	$340	$73,264
Intersegment interest allocations	2,638	(2,638)	—	—
Total interest expense	10,354	—	1,599	11,953
Net interest income (expense)	41,405	21,165	(1,259)	61,311
Credit loss expense	954	136	(76)	1,014
Net interest income after credit loss expense	40,451	21,029	(1,183)	60,297
Noninterest income	6,297	1,077	164	7,538
Noninterest expense	34,385	13,295	886	48,566
Operating income (loss)	$12,363	$8,811	$(1,905)	$19,269

(Dollars in thousands)
March 31, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,276,926	$714,006	$723,327	$(1,360,530)	$5,353,729
Gross loans held for investment	$4,227,563	$641,366	$800	$(549,181)	$4,320,548

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans held for investment	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512

Banking

(Dollars in thousands)	Three Months Ended March 31,
Banking	2020	2019	$ Change	% Change
Total interest income	$51,666	$49,121	$2,545	5.2%
Intersegment interest allocations	3,074	2,638	436	16.5%
Total interest expense	10,921	10,354	567	5.5%
Net interest income (expense)	43,819	41,405	2,414	5.8%
Credit loss expense	15,818	954	14,864	1558.1%
Net interest income (expense) after credit loss expense	28,001	40,451	(12,450)	(30.8%)
Noninterest income	6,280	6,297	(17)	(0.3%)
Noninterest expense	44,572	34,385	10,187	29.6%
Operating income (loss)	$(10,291)	$12,363	$(22,654)	(183.2%)

Our Banking segment’s operating income decreased $22.7 million, or 183.2%.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans and asset based loans.  Average loans in our Banking segment increased 14.1% from $3.462 billion for the three months ended March 31, 2019 to $3.952 billion for the three months ended March 31, 2020. Growth in average loans was partially offset lower yields on our Banking segment products.

Interest expense increased primarily as a result of growth in customer deposits and other borrowings as well as higher average rates on customer deposits. Average total interest bearing deposits increased $221.5 million, or 8.2%, primarily due to growth in our certificates of deposit as this higher cost deposit product was used to fund our growth period over period.  We increased our use of other interest bearing borrowings, consisting primarily of FHLB advances, period over period however, the increase in the average balance was more than offset by a decrease in average rate.

The increased credit loss expense for our Banking segment was primarily the result of significant expected deterioration in the loss drivers that the Company forecasts to calculate expected losses and, to a much lesser extent, increases in qualitative loss factors previously discussed. The deterioration in forecasted loss assumptions resulted in approximately $10.5 million of credit loss expense for the three months ended March 31, 2020. For the three months ended March 31, 2019, changes to loss factors under the incurred loss allowance methodology had an insignificant impact on credit loss expense at our Banking segment. Increased loan growth and change in mix at our Banking segment also contributed to the increase in credit loss expense period over period. Excluding premium finance loans, during the three months ended March 31, 2020, outstanding loans at our Banking segment increased $219.8 million from December 31, 2019. During the three months ended March 31, 2019, outstanding loans at our Banking segment increased $67.6 million from December 31, 2018. For the three months ended March 31, 2020, changes in loan volume and mix resulted in approximately $2.3 million of credit loss expense. Changes in loan volume and mix had an insignificant impact on credit loss expense for the three months ended March 31, 2019. The increase in the credit loss expense at our Banking segment was further driven by net new specific reserves. We recorded net new specific reserves at our Banking segment of $2.8 million during the three months ended March 31, 2020 compared to $0.5 million during the three months ended March 31, 2019. We experienced lower total net charge-offs at our Banking segment of $0.2 million during the three months ended March 31, 2020 compared to $1.0 million for the same period in 2019.  Charge-offs during the three months ended March 31, 2020 did not have previously established reserves. Approximately $0.5 million of the charge-offs for the three months ended March 31, 2019 had specific reserves previously recorded.

Noninterest income at our Banking segment was flat period over period. There were no significant fluctuations in service charges, fee income or card income. Included in other non-interest income at our Banking segment for the three months ended March 31, 2020 is a $0.6 million increase in gain on sale of loans over the same period in 2019. During the three months ended March 31, 2019, the Banking segment benefited from a $0.4 million gain related to an interest in the sale of a property owned by a borrower which did not recur during the same period in 2020. There were no other significant increases or decreases in the components of noninterest income at our Banking segment period over period.

Noninterest expense increased due to incremental costs associated with the growth in our operations. In addition, increases due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase. Furthermore, our reserve for off balance sheet credit exposures at our Banking segment increased $2.9 million, primarily due to increased assumed loss rates on estimated funding as a result of the COVID-19 virus. The Company also experienced an increase in commitments to fund.

Factoring

(Dollars in thousands)	Three Months Ended March 31,
Factoring	2020	2019	$ Change	% Change
Total interest income	$23,497	$23,803	$(306)	(1.3%)
Intersegment interest allocations	(3,074)	(2,638)	(436)	(16.5%)
Total interest expense	—	—	—	—
Net interest income (expense)	20,423	21,165	(742)	(3.5%)
Credit loss expense	1,544	136	1,408	1035.3%
Net interest income (expense) after credit loss expense	18,879	21,029	(2,150)	(10.2%)
Noninterest income	1,296	1,077	219	20.3%
Noninterest expense	12,063	13,295	(1,232)	(9.3%)
Operating income (loss)	$8,112	$8,811	$(699)	(7.9%)

	Three Months Ended March 31,
	2020	2019
Factored receivable period end balance	$641,366,000	$534,420,000
Yield on average receivable balance	16.13%	17.96%
Rolling twelve quarter annual charge-off rate	0.42%	0.39%
Factored receivables - transportation concentration	80%	81%

Interest income, including fees	$23,497,000	$23,803,000
Non-interest income	1,296,000	1,077,000
Factored receivable total revenue	24,793,000	24,880,000
Average net funds employed	537,138,000	490,241,000
Yield on average net funds employed	18.56%	20.58%

Accounts receivable purchased	$1,450,618,000	$1,325,140,000
Number of invoices purchased	878,767	789,838
Average invoice size	$1,651	$1,678
Average invoice size - transportation	$1,481	$1,541
Average invoice size - non-transportation	$4,061	$3,276

Our Factoring segment’s operating income decreased $0.7 million, or 7.9%.

Our average invoice size decreased 1.6% from $1,678 for the three months ended March 31, 2019 to $1,651 for the three months ended March 31, 2020, however the number of invoices purchased increased 11.3% period over period.

Net interest income at our Factoring segment decreased in spite of a 9.6% increase in overall average net funds employed (“NFE”) during the three months ended March 31, 2020 compared to the same period in 2019. This is primarily due to decreased yield on average NFE driven by greater focus on larger lower yielding fleets and competitive pricing pressure. The increase in NFE was the result of organic growth in the factored receivables portfolio as we execute our strategy to expand our factoring operations and slower collections near quarter end. After record transportation invoice prices in 2018, 2019 trended toward the longer term levels. The impact of COVID-19 on the three months ended March 31, 2020 was uneven. There was a significant decline in imports from China, in durable goods and in energy service related transportation, but a surge in food products and other consumer staples.  In aggregate, the change in freight mix did not have a significant impact on our Factoring segment’s results of operations during the three months ended March 31, 2020. However, overall we did see the normal first quarter seasonal slowdown in the total freight market. See further discussion under the Recent Developments: COVID-19 and the CARES Act section. Our transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances, as a percentage of the overall Factoring segment portfolio were down 1% year over year from 81% during the three months ended March 31, 2019 to 80% during the three months ended March 31, 2020.

The increased credit loss expense was primarily the result of an increase in period end factored receivables growth period over period. During the three months ended March 31, 2020, outstanding factored receivables increased $68.0 million from December 31, 2019.  During the three months ended March 31, 2019, outstanding factored receivables at our Factoring segment decreased $54.3 million from December 31, 2018.  The increase in the factored receivable balance within the three months ended March 31, 2020 compared to the contraction in factored receivables within the three months ended March 31, 2019 was the primary contributor to the increase in credit loss expense. Charge-off activity also contributed to the increase in credit loss expense. We recorded $1.4 million of net charge-off at our Factoring segment for the three months ended March 31, 2020 compared to no net charge-offs for the three months ended March 31, 2019. Approximately $0.7 million of the charge-offs for the three months ended March 31, 2020 had specific reserves previously recorded.  The increase in credit loss expense was partially offset by a decrease in net new specific reserves at our Factoring segment. We recorded net new specific reserves of $0.2 million during the three months ended March 31, 2020 compared to $0.8 million during the three months ended March 31, 2019.

The decrease in noninterest expense was driven primarily by reduced personnel, operating and technology costs reflecting improved productivity and lower consulting spend. The increase in noninterest income was result of continued growth in the client portfolio as well as decline in the impact of the contingent payout associated with the Interstate Capital asset purchase.

Corporate

(Dollars in thousands)	Three Months Ended March 31,
Corporate	2020	2019	$ Change	% Change
Total interest income	$251	$340	$(89)	(26.2%)
Intersegment interest allocations	—	—	—	—
Total interest expense	1,993	1,599	394	24.6%
Net interest income (expense)	(1,742)	(1,259)	(483)	(38.4%)
Credit loss expense	(1)	(76)	75	98.7%
Net interest income (expense) after credit loss expense	(1,741)	(1,183)	(558)	(47.2%)
Other noninterest income	(99)	164	(263)	(160.4%)
Noninterest expense	1,055	886	169	19.1%
Operating income (loss)	$(2,895)	$(1,905)	$(990)	(52.0%)

The Corporate segment reported an operating loss of $2.9 million for the three months ended March 31, 2020 compared to an operating loss of $1.9 million for the three months ended March 31, 2019 with no significant fluctuations in accounts period over period.

Financial Condition

Assets

Total assets were $5.354 billion at March 31, 2020, compared to $5.060 billion at December 31, 2019, an increase of $293.4 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $4.321 billion at March 31, 2020, compared with $4.195 billion at December 31, 2019.

The following table shows our total loan portfolio by portfolio segments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Dollars in thousands)		% of Total		% of Total	$ Change	% Change
Commercial real estate	$985,757	23%	$1,046,961	25%	$(61,204)	(5.8%)
Construction, land development, land	198,050	5%	160,569	4%	37,481	23.3%
1-4 family residential	169,703	4%	179,425	4%	(9,722)	(5.4%)
Farmland	133,579	3%	154,975	4%	(21,396)	(13.8%)
Commercial	1,412,822	33%	1,342,683	31%	70,139	5.2%
Factored receivables	661,100	15%	619,986	15%	41,114	6.6%
Consumer	20,326	0%	21,925	1%	(1,599)	(7.3%)
Mortgage warehouse	739,211	17%	667,988	16%	71,223	10.7%
Total Loans	$4,320,548	100%	$4,194,512	100%	$126,036	3.0%
Commercial Real Estate Loans. Our commercial real estate loans decreased $61.2 million, or 5.8%, due to paydowns for the period that outpaced new loan origination activity.

Construction and Development Loans. Our construction and development loans increased $37.5 million, or 23.3%, due to origination activity that outpaced paydowns during the quarter.

Residential Real Estate Loans. Our one-to-four family residential loans decreased $9.7 million, or 5.4%, due to paydowns for the period that outpaced new loan origination activity.

Farmland Loans. Our farmland loans decreased $21.4 million, or 13.8%, due to paydowns for the period that outpaced new loan origination activity.

Commercial Loans. Our commercial loans held for investment increased $70.1 million, or 5.2%, due to growth in equipment finance, asset-based lending, and liquid credit loans as we continue to execute on our growth strategy for such products. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $1.1 million, or 0.3%.  We experienced a decrease in our agriculture loan and our premium finance loans were moved to held for sale. The following table shows our commercial loans:

	March 31,	December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Commercial
Equipment	$479,483	$461,555	$17,928	3.9%
Asset-based lending	245,001	168,955	76,046	45.0%
Liquid credit	172,380	81,353	91,027	111.9%
Premium finance	—	101,015	(101,015)	(100.0%)
Agriculture	110,955	125,912	(14,957)	(11.9%)
Other commercial lending	405,003	403,893	1,110	0.3%
Total commercial loans	$1,412,822	$1,342,683	70,139	5.2%

Factored Receivables. Our factored receivables increased $41.1 million, or 6.6%. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.

Consumer Loans. Our consumer loans decreased $1.6 million, or 7.3%, due to paydowns for the period that outpaced new loan origination activity.

Mortgage Warehouse. Our mortgage warehouse facilities increased $71.2 million, or 10.7%, due to higher utilization by our clients despite typical seasonality associated with the mortgage business during the period. Mortgage warehouse average balance for the quarter was $513.4 million compared to an average balance of $527.4 million during the three months ended December 31, 2019.

Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans.

	March 31, 2020
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$126,135	$611,849	$247,773	$985,757
Construction, land development, land	81,634	101,433	14,983	198,050
1-4 family residential properties	20,353	41,806	107,544	169,703
Farmland	5,608	52,283	75,688	133,579
Commercial	372,737	879,688	160,397	1,412,822
Factored receivables	661,100	—	—	661,100
Consumer	3,083	10,966	6,277	20,326
Mortgage warehouse	739,211	—	—	739,211
	$2,009,861	$1,698,025	$612,662	$4,320,548

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$1,107,858	$235,374
Floating interest rates		590,167	377,288
Total		$1,698,025	$612,662

As of March 31, 2020, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (26%), Colorado (19%), Illinois (13%), and Iowa (6%) make up 64% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2019, the states of Texas (27%), Colorado (23%), Illinois (13%) and Iowa (7%) made up 70% of the Company’s gross loans, excluding factored receivables.

Further, a majority (80%) of our factored receivables, representing approximately 12% of our total loan portfolio as of March 31, 2020, are transportation receivables. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2019, 77% of our factored receivables, representing approximately 11% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

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

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. We classify nonperforming assets as nonperforming loans, OREO, other repossessed assets and nonaccrual loans included in assets held for sale. Nonperforming loans consist of nonaccrual loans (including nonaccrual PCD loans), troubled debt restructurings (“TDRs”) and factored receivables greater than 90 days past due. The balances of nonperforming loans reflect the recorded investment in these assets, including adjustments for deferred fees and costs as well as purchase discounts.

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Nonperforming loans:
Commercial real estate	$14,645	$7,501
Construction, land development, land	3,819	3,922
1-4 family residential	2,041	1,804
Farmland	5,935	6,715
Commercial	20,625	16,118
Factored receivables	6,849	4,226
Consumer	391	327
Mortgage warehouse	—	—
Total nonperforming loans	54,305	40,613
Other real estate owned, net	2,540	3,009
Other repossessed assets	1,329	476
Total nonperforming assets	$58,174	$44,098

Nonperforming assets to total assets	1.09%	0.87%
Nonperforming loans to total loans held for investment	1.26%	0.97%
Past due loans to total loans held for investment(1)	1.99%	1.74%

Nonperforming loans increased $13.7 million, or 33.7%, primarily due to the addition of a $5.8 million commercial real estate loan secured by a hotel property, a $4.5 million asset-based lending loan primarily secured by accounts receivable, and a $2.3 million general commercial loan secured by real estate and equipment. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.

OREO decreased $0.5 million, or 15.6%, due to insignificant OREO property removals and disposals as well as valuation adjustments made throughout the period.

Other repossessed assets increased $0.9 million, or 179.2%, due to the addition of individually insignificant assets during the period.

As a result of the above activity, the ratio of nonperforming loans to total loans increased to 1.26% at March 31, 2020 compared to 0.97% at December 31, 2019, and our ratio of nonperforming assets to total assets increased to 1.09% at March 31, 2020 from 0.87% at December 31, 2019.

Past due loans to total loans increased to 1.99% at March 31, 2020 compared to 1.74% at December 31, 2019, due to an increase in factored receivables past due as well as other payment performance activity.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which the Company has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. The Company monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate.  At March 31, 2020, we had $38.1 million in loans of this type which are not included in any of the nonperforming loan categories.

Allowance for Credit Losses on Loans

The ACL is a valuation allowance estimated at each balance sheet date in accordance with US GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See Note 1 – Summary of Significant Accounting Policies in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in the Company’s judgment, should be charged-off.

Loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of collateral dependent loans and factored invoices greater than 90 days past due with negative cash reserves.

The following table sets forth the ACL by category of loan:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$11,753	23%	1.19%	$5,353	25%	0.51%
Construction, land development, land	3,179	5%	1.61%	1,382	4%	0.86%
1-4 family residential	1,087	4%	0.64%	308	4%	0.17%
Farmland	1,021	3%	0.76%	670	4%	0.43%
Commercial	20,145	33%	1.43%	12,566	31%	0.94%
Factored receivables	6,134	15%	0.93%	7,657	15%	1.24%
Consumer	674	0%	3.32%	488	1%	2.23%
Mortgage warehouse	739	17%	0.10%	668	16%	0.10%
Total Loans	$44,732	100%	1.04%	$29,092	100%	0.69%

The ACL increased $15.6 million, or 53.8%. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2020, the Company recorded an increase of $0.3 million to the ACL. Additionally, the ACL on loans held for investment was reduced by $0.5 million upon transferring the premium finance portfolio to held for sale.

The primary reason for the increase in required ACL is significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses and, to a much lesser extent, increases in qualitative loss factors. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers over the reasonable and supportable forecast period and created the need for $10.5 million of additional ACL.

The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit and premium finance), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments.

For all DCF models at March 31, 2020, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2020 the Company forecasted a significant increase in national unemployment, significant decrease in one-year percentage change in national retail sales, significant decrease in one-year percentage change in the national home price index, and a significant decrease in on-year percentage change in national gross domestic product for the first forecasted quarter. With the exception of percentage change in the national home price index, the Company projected gradual improvement in the loss drivers over the next three quarters with these loss drivers remaining significantly worse compared to recent historical trends over the past several years. Percentage change in home price index is expected to decrease each of the next four projected quarters.

The Company uses a loss-rate method to estimate expected credit losses for the farmland, liquid credit, premium finance, factored receivable, and mortgage warehouse loan pools. For each of these loan segments, the Company applies an expected loss ratio based on internal and peer historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions. Loss factors used to calculate the required ACL on pools that use the loss-rate method reflect the forecasted economic conditions described above.

The increase in required ACL was also driven by net charge-offs of $1.5 million (which carried reserves of $0.7 million at the time of charge-off), net new specific allowances recorded on individual loans of $3.0 million, and growth and changes in mix in the underlying portfolio.

The following table presents the unpaid principal and recorded investment for loans at March 31, 2020. The difference between the unpaid principal balance and recorded investment is primarily (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans totaling $13.4 million at March 31, 2020 and (2) net deferred origination and factoring costs and fees totaling $0.4 million at March 31, 2020. The net difference can provide protection from credit loss in addition to the ACL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
March 31, 2020	Investment	Principal	Difference
Commercial real estate	$985,757	$990,063	$(4,306)
Construction, land development, land	198,050	199,638	(1,588)
1-4 family residential properties	169,703	170,506	(803)
Farmland	133,579	134,507	(928)
Commercial	1,412,822	1,416,913	(4,091)
Factored receivables	661,100	663,105	(2,005)
Consumer	20,326	20,383	(57)
Mortgage warehouse	739,211	739,211	—
	$4,320,548	$4,334,326	$(13,778)

At March 31, 2020 and December 31, 2019, we had on deposit $55.5 million and $66.8 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries and the effects of those items on our ACL:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$29,092	$27,571
Loans charged-off:
Commercial real estate	—	—
Construction, land development, land	—	(78)
1-4 family residential	(21)	(36)
Farmland	—	—
Commercial	(306)	(780)
Factored receivables	(1,394)	(9)
Consumer	(204)	(278)
Mortgage warehouse	—	—
Total loans charged-off	$(1,925)	$(1,181)
Recoveries of loans charged-off:
Commercial real estate	1	1
Construction, land development, land	1	85
1-4 family residential	28	47
Farmland	—	—
Commercial	285	7
Factored receivables	38	16
Consumer	31	45
Mortgage warehouse	—	—
Total loans recoveries	$384	$201
Net loans charged-off	$(1,541)	$(980)
Credit loss expense:
Commercial real estate	5,027	692
Construction, land development, land	1,983	(235)
1-4 family residential	259	39
Farmland	(86)	43
Commercial	8,233	120
Factored receivables	1,463	189
Consumer	411	173
Mortgage warehouse	71	(7)
Credit loss expense	$17,361	$1,014
Impact of adopting ASU 2016-13	269	—
Reclassification to held for sale	(449)	—
Balance at end of period	$44,732	$27,605

Average total loans held for investment	$4,036,431	$3,534,010
Net charge-offs to average total loans held for investment	0.04%	0.03%
Allowance to total loans held for investment	1.04%	0.76%

Net loans charged-off increased $0.6 million, or 57.2% primarily driven by at $1.4 million increase in net charge-offs on factored receivables. There were no other significant fluctuations or significant individual activity period over period.

Securities

As of March 31, 2020, we held equity securities with a fair value of $5.7 million, an increase of $0.3 million from $5.4 million at December 31, 2019. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility with changes in fair value reflected in earnings.

As of March 31, 2020, we held debt securities classified as available for sale with a fair value of $302.1 million, an increase of $53.3 million from $248.8 million at December 31, 2019. The increase is attributable to increases of $51.1 million and $20.8 million of CLO and State and Municipal securities, respectively, offset by a decrease of $10.7 million in U.S. Government Agency Obligations. Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of March 31, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at March 31, 2020. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of March 31, 2020, we held investments classified as held to maturity with an amortized cost, net of ACL, of $8.2 million, a decrease of $0.2 million from $8.4 million at December 31, 2019. These held to maturity securities represent a minority investment in the unrated subordinated notes of issued CLOs managed by Trinitas Capital Management and carried an ACL of $0.1 million at March 31, 2020.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of March 31, 2020
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$18,826	1.60%	$9,889	2.08%	$—	—	$—	—	$28,715	1.77%
Mortgage-backed securities	1	4.59%	2,700	2.01%	8,730	2.06%	23,372	2.82%	34,803	2.56%
Asset backed securities	—	—	353	2.09%	5,205	1.99%	2,130	1.94%	7,688	1.98%
State and municipal	10,929	2.74%	13,038	2.72%	7,100	2.06%	20,791	2.50%	51,858	2.55%
CLO securities	—	—	—	—	21,917	6.42%	114,090	4.66%	136,007	5.02%
Corporate bonds	36,711	3.62%	9,403	3.40%	—	—	272	5.04%	46,386	3.58%
SBA pooled securities	—	—	50	4.35%	3	4.38%	3,797	4.01%	3,850	4.01%
Total available for sale securities	$66,467	2.90%	$35,433	2.66%	$42,955	4.40%	$164,452	4.00%	$309,307	3.64%

Held to maturity securities:	$—	—	$—	—	$8,343	11.34%	$—	—	$8,343	11.34%

Liabilities

Total liabilities were $4.764 billion as of March 31, 2020, compared to $4.424 billion at December 31, 2019, an increase of $340.7 million, the components of which are discussed below.

Deposits

The following table summarizes our deposits:

(Dollars in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Noninterest bearing demand	$846,412	$809,696	$36,716	4.53%
Interest bearing demand	583,445	580,323	3,122	0.54%
Individual retirement accounts	101,743	104,472	(2,729)	(2.61%)
Money market	412,376	497,105	(84,729)	(17.04%)
Savings	367,163	363,270	3,893	1.07%
Certificates of deposit	1,056,012	1,084,425	(28,413)	(2.62%)
Brokered deposits	314,864	350,615	(35,751)	(10.20%)
Total deposits	$3,682,015	$3,789,906	$(107,891)	(2.85%)

Our total deposits decreased $107.9 million, or 2.9%, primarily due to decreases in all deposit products with the exception of increases in noninterest bearing demand, interest bearing demand, and savings deposits. As of March 31, 2020, interest bearing demand deposits, noninterest bearing deposits, money market deposits and savings deposits accounted for 60% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered deposits made up 40% of total deposits.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of March 31, 2020:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$175,713	$84,701	$260,414
Over 3 through 6 months	112,227	42,101	154,328
Over 6 through 12 months	187,268	65,230	252,498
Over 12 months	99,797	50,068	149,865
	$575,005	$242,100	$817,105

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$586,671	0.24%	16%	$606,096	0.25%	18%
Individual retirement accounts	103,351	1.56%	3%	113,636	1.45%	3%
Money market	441,815	0.94%	12%	408,953	1.32%	12%
Savings	363,888	0.14%	10%	370,067	0.13%	11%
Certificates of deposit	1,068,023	2.26%	28%	834,515	1.93%	25%
Brokered deposits	344,847	2.06%	9%	353,829	2.32%	11%
Total interest bearing deposits	2,908,595	1.34%	78%	2,687,096	1.24%	80%
Noninterest bearing demand	810,654	—	22%	679,538	—	20%
Total deposits	$3,719,249	1.05%	100%	$3,366,634	0.99%	100%

Other Borrowings

Customer Repurchase Agreements

The following provides a summary of our customer repurchase agreements as of and for the three months ended March 31, 2020 and the year ended December 31, 2019:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Amount outstanding at end of period	$3,693	$2,033
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$8,256	$7,823
Weighted average interest rate during the period	0.01%	0.02%
Maximum month-end balance during the period	$3,693	$14,463

Our customer repurchase agreements generally mature overnight. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

The following provides a summary of our FHLB advances as of and for the three months ended March 31, 2020 and the year ended December 31, 2019:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Amount outstanding at end of period	$850,000	$430,000
Weighted average interest rate at end of period	0.44%	1.58%
Average amount outstanding during the period	$359,286	$369,548
Weighted average interest rate during the period	1.39%	2.32%
Highest month-end balance during the period	$850,000	$530,000

Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At March 31, 2020 and December 31, 2019, we had $432.0 million and $871.0 million, respectively, in unused and available advances from the FHLB.

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

Issuance costs related to the 2016 Notes and the 2019 Notes totaled $1.3 million and $1.2 million, respectively, and have been netted against the subordinated notes liability on the consolidated balance sheets. The debt issuance costs are being amortized using the effective interest method over the life of the 2016 Notes and the 2019 Notes as a component of interest expense. The carrying value of the 2016 Notes and the 2019 Notes totaled $87.3 million at March 31, 2020.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of March 31, 2020:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,125	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,821	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,559	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,645	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,870	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,669	July 2034	LIBOR + 2.75%
	$51,031	$39,689

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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $39.7 million was allowed in the calculation of Tier I capital as of March 31, 2020.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $589.3 million at March 31, 2020, compared to $636.6 at December 31, 2019, a decrease of $47.3 million. Stockholders’ equity decreased during this period primarily due to $35.6 million of common stock repurchased into treasury stock during the period under our stock repurchase program, a $6.6 million decrease in accumulated other comprehensive income related to changes in the fair value of our available for sale securities during the period, and our net loss for the period of $4.5 million.

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

Our liquidity requirements are met primarily through cash flow from operations, receipt of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to other sources of funds. Liquid assets include cash, interest earning deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of funds include the sale of loans, brokered deposits, the issuance of additional collateralized borrowings such as FHLB advances or borrowings from the Federal Reserve, the issuance of debt securities and the issuance of common securities. For additional information regarding our operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in our consolidated financial statements.

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed.

As of March 31, 2020, TBK Bank had $432.0 million in unused and available advances from the FHLB, collateralized by assets, including a blanket pledge of certain loans, and a total of $137.5 million of available unsecured federal funds lines of credit with seven unaffiliated banks.

Regulatory Capital Requirements

Our capital management consists of providing equity to support our current and future operations. We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s or TBK Bank’s financial statements. For further information regarding our regulatory capital requirements, see Note 10 – Regulatory Matters in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2020.  The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - March 31, 2020
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$3,693	$3,693	$—	$—	$—
ICC Contingent consideration	22,000	22,000	—	—	—
Federal Home Loan Bank advances	850,000	820,000	—	—	30,000
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	22,395	4,000	7,397	5,964	5,034
Time deposits with stated maturity dates	1,472,619	1,244,985	216,409	11,121	104
Total contractual obligations	$2,471,738	$2,094,678	$223,806	$17,085	$136,169

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit, standby and commercial letters of credit, mortgage warehouse commitments, and commitments to purchase loans, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 8 – Off-Balance Sheet Loan Commitments in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, including COVID-19-related changes, and changes in the financial condition of borrowers.

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified a significant accounting policy which involves a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. At December 31, 2019, the significant accounting policy which we believed to be the most critical in preparing our consolidated financial statements is the determination of the allowance for loan and lease losses. This is further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2019 Form 10-K.

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which created material changes to the Company’s existing critical accounting policy that existed at December 31, 2019. Effective January 1, 2020 through March 31, 2020, the significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses on loans.

Allowance for Credit Losses on Loans. Management considers the policies related to the allowance for credit losses on loans as the most critical to the financial statement presentation. The total allowance for credit losses on loans includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses. The allowance for credit losses is established through credit loss expense charged to current earnings. The amount maintained in the allowance reflects management’s estimate of the net amount not expected to be collected on the loans held for investment portfolio at the balance sheet date. The allowance for credit losses is comprised of specific reserves assigned to certain loans that don’t share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and calculate the net amount expected to be collected over the life of the loans to estimate the credit losses in the loan portfolio. The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to “Allowance for Credit Losses” above and Note 1 – Summary of Significant Accounting Policies in the accompanying condensed notes to the consolidated financial statements elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for credit losses.

Recently Issued Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies in the accompanying condensed notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Forward-Looking Statements

This document contains forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to COVID-19. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•	business and economic conditions generally and in the bank and non-bank financial services industries, nationally and within our local market areas;
•

the impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

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

The following table summarizes simulated change in net interest income assuming a static balance sheet versus unchanged rates as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	8.0%	5.7%	12.5%	9.3%
+300 basis points	5.1%	3.7%	9.4%	7.1%
+200 basis points	2.2%	1.7%	6.3%	4.9%
+100 basis points	(0.3%)	(0.1%)	3.1%	2.6%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(3.7%)	(3.6%)	(3.3%)	(2.9%)

The following table presents the change in our economic value of equity as of March 31, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2020	December 31, 2019
+400 basis points	37.6%	22.4%
+300 basis points	31.3%	18.1%
+200 basis points	23.0%	13.4%
+100 basis points	12.8%	7.5%
Flat rates	0.0%	0.0%
-100 basis points	(17.6%)	(9.9%)

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. Many controls under this new standard mirror controls under prior GAAP. New controls were established over the review of economic forecasting projections obtained from an independent third party. Except as related to the adoption of ASU 2016‑13, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•

credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;

•	increased bankruptcies being experienced by the carrier, freight broker and shipper clients serviced by our factoring and TriumphPay operations;
•	declines in collateral values;
•	third party disruptions, including outages at network providers and other suppliers;
•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and
•	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 16, 2019, the Company announced that its board of directors had authorized the repurchase of up to $50.0 million of its outstanding common stock in open market transactions or through privately negotiated transactions for a period of one year. The following repurchases were made under this program during the three months ended March 31, 2020, effectively completing the repurchase program:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2020 - January 31, 2020	284,252	$39.51	284,252	$24,348,000
February 1, 2020 - February 29, 2020	587,067	41.44	587,067	$1,000
Total	871,319	$40.81	871,319

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	April 21, 2020	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	April 21, 2020	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer