Form 10-Q
period 2020-06-30
Triumph Bancorp, Inc.
filed 2020-08-10
CIK 1539638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock — $0.01 par value, 24,851,581 shares, as of August 5, 2020.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TBK	NASDAQ Global Select Market
Depositary Shares Each Representing a 1/40th Interest in a Share of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share	TBKCP	NASDAQ Global Select Market

TRIUMPH BANCORP, INC.

FORM 10-Q

June 30, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2020 and December 31, 2019

(Dollar amounts in thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$58,561	$67,747
Interest bearing deposits with other banks	378,503	130,133
Total cash and cash equivalents	437,064	197,880
Securities - equity investments	6,411	5,437
Securities - available for sale	331,126	248,820
Securities - held to maturity, net of allowance for credit losses of $1,855 and $0, respectively, fair value of $6,050 and $6,907, respectively	6,285	8,417
Loans held for sale	50,382	2,735
Loans, net of allowance for credit losses of $54,613 and $29,092, respectively	4,338,698	4,165,420
Federal Home Loan Bank and other restricted stock, at cost	26,345	19,860
Premises and equipment, net	107,736	96,595
Other real estate owned, net	1,962	3,009
Goodwill	158,743	158,743
Intangible assets, net	27,419	31,543
Bank-owned life insurance	41,298	40,954
Deferred tax assets, net	8,544	3,812
Other assets	75,480	77,072
Total assets	$5,617,493	$5,060,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$1,120,949	$809,696
Interest bearing	2,941,383	2,980,210
Total deposits	4,062,332	3,789,906
Customer repurchase agreements	6,732	2,033
Federal Home Loan Bank advances	455,000	430,000
Paycheck Protection Program Liquidity Facility	223,809	—
Subordinated notes	87,402	87,327
Junior subordinated debentures	39,816	39,566
Other liabilities	85,531	74,875
Total liabilities	4,960,622	4,423,707
Commitments and contingencies - See Note 9 and Note 10
Stockholders' equity - See Note 13
Preferred stock	45,000	—
Common stock, 24,202,686 and 24,964,961 shares outstanding, respectively	273	272
Additional paid-in-capital	472,795	473,251
Treasury stock, at cost	(102,888)	(67,069)
Retained earnings	236,249	229,030
Accumulated other comprehensive income (loss)	5,442	1,106
Total stockholders’ equity	656,871	636,590
Total liabilities and stockholders' equity	$5,617,493	$5,060,297

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$50,394	$47,910	$98,717	$93,004
Factored receivables, including fees	21,101	25,558	45,393	50,114
Securities	2,676	2,667	4,783	5,311
FHLB and other restricted stock	148	146	352	338
Cash deposits	79	1,022	567	1,800
Total interest income	74,398	77,303	149,812	150,567
Interest expense:
Deposits	7,584	10,010	17,261	18,228
Subordinated notes	1,321	839	2,668	1,678
Junior subordinated debentures	554	744	1,200	1,504
Other borrowings	688	2,291	1,932	4,427
Total interest expense	10,147	13,884	23,061	25,837
Net interest income	64,251	63,419	126,751	124,730
Credit loss expense	13,609	3,681	33,907	4,695
Net interest income after credit loss expense	50,642	59,738	92,844	120,035
Noninterest income:
Service charges on deposits	573	1,700	2,161	3,306
Card income	1,941	2,071	3,741	3,915
Net OREO gains (losses) and valuation adjustments	(101)	148	(358)	357
Net gains (losses) on sale or call of securities	63	14	101	3
Fee income	1,304	1,519	2,990	3,131
Insurance commissions	864	961	1,915	1,880
Gain on sale of subsidiary or division	9,758	—	9,758	—
Other	5,627	1,210	7,198	2,569
Total noninterest income	20,029	7,623	27,506	15,161
Noninterest expense:
Salaries and employee benefits	30,804	28,120	61,526	54,559
Occupancy, furniture and equipment	4,964	4,502	10,146	9,024
FDIC insurance and other regulatory assessments	495	303	810	602
Professional fees	1,651	1,550	3,758	3,415
Amortization of intangible assets	2,046	2,347	4,124	4,749
Advertising and promotion	1,151	1,796	2,443	3,400
Communications and technology	5,444	4,988	10,945	9,862
Other	6,171	7,098	13,727	13,659
Total noninterest expense	52,726	50,704	107,479	99,270
Net income before income tax expense	17,945	16,657	12,871	35,926
Income tax expense	4,505	3,927	3,881	8,408
Net income	$13,440	$12,730	$8,990	$27,518
Earnings per common share
Basic	$0.56	$0.48	$0.37	$1.04
Diluted	$0.56	$0.48	$0.37	$1.03

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$13,440	$12,730	$8,990	$27,518
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	14,732	1,511	6,147	3,402
Tax effect	(3,468)	(344)	(1,458)	(780)
Unrealized holding gains (losses) arising during the period, net of taxes	11,264	1,167	4,689	2,622
Reclassification of amount realized through sale or call of securities	(63)	(14)	(101)	(3)
Tax effect	(15)	(3)	(6)	(6)
Reclassification of amount realized through sale or call of securities, net of taxes	(78)	(17)	(107)	(9)
Change in unrealized gains (losses) on securities, net of tax	11,186	1,150	4,582	2,613

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	(324)	—	(324)	—
Tax effect	78		78
Unrealized holding gains (losses) arising during the period, net of taxes	(246)	—	(246)	—
Change in unrealized gains (losses) on derivative financial instruments	(246)	—	(246)	—

Total other comprehensive income (loss)	10,940	1,150	4,336	2,613
Comprehensive income	$24,380	$13,880	$13,326	$30,131

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollar amounts in thousands)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other	Total
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Stockholders'
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2019	$—	26,949,936	$271	$469,341	104,063	$(2,288)	$170,486	$(1,203)	$636,607
Issuance of restricted stock awards	—	8,063	—	—	—	—	—	—	—
Stock based compensation	—	—	—	911	—	—	—	—	911
Forfeiture of restricted stock awards	—	(1,276)	—	40	1,276	(40)	—	—	—
Purchase of treasury stock	—	(247,312)	—	—	247,312	(7,553)	—	—	(7,553)
Net income (loss)	—	—	—	—	—	—	14,788	—	14,788
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,463	1,463
Balance, March 31, 2019	$—	26,709,411	$271	$470,292	352,651	$(9,881)	$185,274	$260	$646,216
Issuance of restricted stock awards	—	85,503	—	—	—	—	—	—	—
Stock based compensation	—	—	—	825	—	—	—	—	825
Forfeiture of restricted stock awards	—	(920)	—	28	920	(28)	—	—	—
Stock option exercises, net	—	368	—	—	—	—	—	—	—
Purchase of treasury stock	—	(596,054)	—	—	596,054	(17,559)	—	—	(17,559)
Net income (loss)	—	—	—	—	—	—	12,730	—	12,730
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,150	1,150
Balance, June 30, 2019	$—	26,198,308	$271	$471,145	949,625	$(27,468)	$198,004	$1,410	$643,362

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollar amounts in thousands)

(Unaudited)

	Preferred Stock	Common Stock			Treasury Stock			Accumulated
	Liquidation			Additional				Other	Total
	Preference	Shares	Par	Paid-in-	Shares		Retained	Comprehensive	Stockholders'
	Amount	Outstanding	Amount	Capital	Outstanding	Cost	Earnings	Income (Loss)	Equity
Balance, January 1, 2020	$—	24,964,961	$271	$473,251	2,198,681	$(67,068)	$229,030	$1,106	$636,590
Impact of adoption of ASU 2016-13	—	—	—	—	—	—	(1,771)	—	(1,771)
Issuance of restricted stock awards	—	8,079	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	1,168	—	—	—	—	1,168
Forfeiture of restricted stock awards	—	(601)	—	23	601	(23)	—	—	—
Purchase of treasury stock	—	(871,319)	—	—	871,319	(35,586)	—	—	(35,586)
Net income (loss)	—	—	—	—	—	—	(4,450)	—	(4,450)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(6,604)	(6,604)
Balance, March 31, 2020	$—	24,101,120	$272	$474,441	3,070,601	$(102,677)	$222,809	$(5,498)	$589,347
Issuance of preferred stock, net of issuance costs	45,000	—	—	(2,636)	—	—	—	—	42,364
Issuance of restricted stock awards	—	110,035	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	966	—	—	—	—	966
Forfeiture of restricted stock awards	—	(1,033)	—	25	1,033	(25)	—	—	—
Purchase of treasury stock	—	(7,436)	—	—	7,436	(186)	—	—	(186)
Net income	—	—	—	—	—	—	13,440	—	13,440
Other comprehensive income (loss)	—	—	—	—	—	—	—	10,940	10,940
Balance, June 30, 2020	$45,000	24,202,686	$273	$472,795	3,079,070	$(102,888)	$236,249	$5,442	$656,871

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2020 and 2019

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$8,990	$27,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,589	4,017
Net accretion on loans	(4,273)	(2,854)
Amortization of subordinated notes issuance costs	75	54
Amortization of junior subordinated debentures	250	237
Net amortization on securities	(118)	222
Amortization of intangible assets	4,124	4,749
Deferred taxes	(5,574)	372
Credit Loss Expense	33,907	4,695
Stock based compensation	2,134	1,736
Net (gains) losses on sale or call of debt securities	(101)	(3)
Net (gains) losses on equity securities	(974)	(435)
Net OREO (gains) losses and valuation adjustments	358	(357)
Gain on sale of subsidiary or division	(9,758)	—
Origination of loans held for sale	(27,023)	(11,703)
Purchases of loans held for sale	(30,188)	—
Proceeds from sale of loans originated for sale	39,919	11,131
Net gains on sale of loans	(2,011)	(199)
Net (gains) losses on transfer of loans to loans held for sale	(49)	(100)
Net change in operating leases	62	105
(Increase) decrease in other assets	(1,030)	(7,398)
Increase (decrease) in other liabilities	7,248	2,039
Net cash provided by (used in) operating activities	20,557	33,826
Cash flows from investing activities:
Purchases of securities available for sale	(128,970)	(77,915)
Proceeds from sales of securities available for sale	—	40,617
Proceeds from maturities, calls, and pay downs of securities available for sale	52,708	46,445
Proceeds from maturities, calls, and pay downs of securities held to maturity	498	379
Purchases of loans held for investment	(232,765)	(26,767)
Proceeds from sale of loans	87,200	6,331
Net change in loans	(165,575)	(209,251)
Purchases of premises and equipment, net	(15,775)	(5,623)
Net proceeds from sale of OREO	1,430	1,598
(Purchases) redemptions of FHLB and other restricted stock, net	(6,485)	(2,094)
Proceeds from sale of subsidiary or division, net	93,835	—
Net cash provided by (used in) investing activities	(313,899)	(226,280)
Cash flows from financing activities:
Net increase (decrease) in deposits	272,426	208,629
Increase (decrease) in customer repurchase agreements	4,699	8,303
Increase (decrease) in Federal Home Loan Bank advances	25,000	(25,000)
Proceeds from Paycheck Protection Program Liquidity Facility borrowings	231,370	—
Repayment of Paycheck Protection Program Liquidity Facility borrowings	(7,561)	—
Issuance of preferred stock, net of issuance costs	42,364	—
Purchase of treasury stock	(35,772)	(25,112)
Net cash provided by (used in) financing activities	532,526	166,820
Net increase (decrease) in cash and cash equivalents	239,184	(25,634)
Cash and cash equivalents at beginning of period	197,880	234,939
Cash and cash equivalents at end of period	$437,064	$209,305

See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2020 and 2019

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information:
Interest paid	$25,204	$23,239
Income taxes paid, net	$625	$12,546
Cash paid for operating lease liabilities	$2,128	$2,063
Supplemental noncash disclosures:
Loans transferred to OREO	$741	$2,532
Loans held for investment transferred to loans held for sale	$115,631	$6,231
Assets transferred to assets held for sale	$84,077	$—
Lease liabilities arising from obtaining right-of-use assets	$7	$2,149

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

On June 30, 2020, the Company sold the assets of Triumph Premium Finance (“TPF”) and exited its premium finance line of business. TPF operated within the Company’s TBK Bank subsidiary. See Note 2 – Business Combinations and Divestitures for details of the TPF sale and its impact on our consolidated financial statements.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company has three reportable segments consisting of Banking, Factoring, and Corporate. The Company’s Chief Executive Officer uses segment results to make operating and strategic decisions.

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience further material adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

In keeping with guidance from regulators, the Company actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees were temporary and expired on June 1, 2020 resulting in a decrease in service charges on deposits fee income for the three months ended June 30, 2020 compared to the same period during 2019. Should the pandemic and the global response escalate further, it is possible that the Company could reduce such fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of June 30, 2020 the Company has recognized $5,970,000 of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

Our reported and regulatory capital ratios could be adversely impacted by further credit loss expense.  We rely on cash on hand as well as dividends from our subsidiary bank to service our debt.  If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt. We maintain access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

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

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  As of June 30, 2020, the Company’s balance sheet reflected 1,320 of these deferrals on outstanding loan balances of $572,000,000.  In accordance with the CARES Act and March 2020 interagency guidance, these short term deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at a 1% coupon. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of June 30, 2020, the Company carried 1,937 PPP loans representing a book value of $219,000,000. The Company has received approximately $7,300,000 in total fees from the SBA, $1,400,000 of which were recognized in interest income and fees during the six months ended June 30, 2020. The remaining fees will be amortized and recognized over the remaining lives of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.

Credit

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

Held to Maturity Securities

At June 30, 2020, we held $8,140,000 in subordinated notes of three CLO securities managed by our former subsidiary.  These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  During the six months ended June 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The required ACL on these balances was $1,855,000 June 30, 2020 resulting in $1,729,000 of credit loss expense recognized during the six months ended June 30, 2020.  Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. Thus, we may not receive the full amount of cash distributions we expect to receive, which would cause us to record additional allowance for credit losses with a corresponding charge to credit loss expense through earnings. As of June 30, 2020, the Company’s held to maturity securities were classified as nonaccrual.

Transportation

The Company’s transportation businesses may be affected by COVID-19 and the volatility in oil prices.  The global supply disruption from China and Mexico, in combination with the U.S. supply chain challenges due to business disruptions and an overall decrease in consumer demand could have a material impact on freight volumes in the U.S., which could impact our factoring and transportation lending operations in future periods; however, the ultimate impact is unknown.

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

The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2020 and 2019.

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

Allowance for Credit Losses – Held to Maturity Securities

The allowance for credit losses on held to maturity securities is estimated on a collective basis by major security type. At June 30, 2020 and December 31, 2019, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A portion of the commercial loan portfolio also consists of the following national lending product:

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

Consumer — Loans used for personal use, typically on an unsecured basis, and client overdrafts.

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

Discounted Cash Flow Method

The Company uses the discounted cash flow method to estimate expected credit losses for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit), and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data.

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

Paycheck Protection Program

With the passage of the PPP, the Company has actively participated in assisting its customers with applications for loans through the program.  Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our PPP loans, the Company does not carry an ACL on its PPP loans at June 30, 2020.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense in the Company’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.

Derivative Financial Instruments

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. At June 30, 2020, the Company had one cash flow hedge position and no fair value or foreign currency hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

To qualify for the use of hedge accounting, a derivative must be effective at inception and expected to be continuously effective in offsetting the risk being hedged. A statistical regression analysis is performed at inception and at each reporting period thereafter to evaluate hedge effectiveness.

In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible so long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the U.S. Multiple modifications of the same credits are allowed and there is no cap on the duration of the modification. See Note 4 of the condensed footnotes to the consolidated financial statements for disclosure of the impact to date.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grands a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Almost all of the Company’s modifications fall under Section 4013 of the CARES Act and thus, the interagency statement has had very little impact on the Company to date.

NOTE 2 – Business combinations AND DIVESTITURES

Triumph Premium Finance

On April 20, 2020, the Company entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Premium Finance (“TPF”) and exit its premium finance line of business. The decision to sell TPF was made during the three months ended March 31, 2020, and at March 31, 2020, the carrying amount of the Disposal Group was transferred to assets held for sale. The sale closed on June 30, 2020.

A summary of the carrying amount of the assets in the Disposal Group and the gain on sale is as follows:

(Dollars in thousands)
Carrying amount of assets in the disposal group:
Loans	$84,504
Premises and equipment, net	45
Other assets	11
84,560
Carrying amount of liabilities in the disposal group:
Other liabilities	479
Total carrying amount	$84,081
Total consideration received	94,531
Gain on sale of division	10,450
Transaction costs	692
Gain on sale of division, net of transaction costs	$9,758

The Disposal Group was included in the Banking segment, and the loans in the Disposal Group were previously included in the commercial loan portfolio.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - SECURITIES

Equity Securities with Readily Determinable Fair Values

The Company held equity securities with fair values of $6,411,000 and $5,437,000 at June 30, 2020 and December 31, 2019, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Unrealized gains (losses) on equity securities still held at the reporting date	$733	$296	$974	$435
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$733	$296	$974	$435

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

		Gross	Gross	Allowance
(Dollars in thousands)	Amortized	Unrealized	Unrealized	for Credit	Fair
June 30, 2020	Cost	Gains	Losses	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$18,215	$290	$—	$—	$18,505
Mortgage-backed securities, residential	31,293	1,238	(4)	—	32,527
Asset-backed securities	7,369	—	(100)	—	7,269
State and municipal	46,106	1,425	—	—	47,531
CLO securities	176,267	5,444	(1,480)	—	180,231
Corporate bonds	40,798	556	(22)	—	41,332
SBA pooled securities	3,593	146	(8)	—	3,731
Total available for sale securities	$323,641	$9,099	$(1,614)	$—	$331,126

		Gross	Gross
(Dollars in thousands)	Amortized	Unrecognized	Unrecognized	Fair
June 30, 2020	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,140	$—	$(2,090)	$6,050
Allowance for credit losses	(1,855)
Total held to maturity securities, net of ACL	$6,285

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government agency obligations	$39,679	$115	$(34)	$39,760
Mortgage-backed securities, residential	37,324	728	(36)	38,016
Asset-backed securities	8,039	—	(80)	7,959
State and municipal	31,746	327	(8)	32,065
CLO Securities	75,592	39	(358)	75,273
Corporate bonds	50,889	695	(1)	51,583
SBA pooled securities	4,112	53	(1)	4,164
Total available for sale securities	$247,381	$1,957	$(518)	$248,820

		Gross	Gross
(Dollars in thousands)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Held to maturity securities:
CLO securities	$8,417	$—	$(1,510)	$6,907

The amortized cost and estimated fair value of securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$48,999	$49,445	$—	$—
Due from one year to five years	28,706	29,413	—	—
Due from five years to ten years	27,665	29,436	8,140	6,050
Due after ten years	176,016	179,305	—	—
	281,386	287,599	8,140	6,050
Mortgage-backed securities, residential	31,293	32,527	—	—
Asset-backed securities	7,369	7,269	—	—
SBA pooled securities	3,593	3,731	—	—
	$323,641	$331,126	$8,140	$6,050

Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds	$—	$3,150	$—	$40,617
Gross gains	—	14	—	133
Gross losses	—	—	—	(130)
Net gains and losses from calls of securities	63	—	101	—

Debt securities with a carrying amount of approximately $75,174,000 and $48,237,000 at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrued interest on available for sale securities totaled $2,181,000 and $1,685,000 at June 30, 2020 and December 31, 2019, respectively, and was included in other assets in the consolidated balance sheets.

The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2020	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	134	(1)	565	(3)	699	(4)
Asset-backed securities	176	(1)	7,093	(99)	7,269	(100)
State and municipal	—	—	—	—	—	—
CLO securities	68,554	(1,403)	2,672	(77)	71,226	(1,480)
Corporate bonds	2,491	(22)	150	—	2,641	(22)
SBA pooled securities	1,081	(8)	8	—	1,089	(8)
	$72,436	$(1,435)	$10,488	$(179)	$82,924	$(1,614)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Government agency obligations	$—	$—	$12,331	$(34)	$12,331	$(34)
Mortgage-backed securities, residential	3,549	(29)	777	(7)	4,326	(36)
Asset-backed securities	2,986	(36)	4,973	(44)	7,959	(80)
State and municipal	562	—	3,426	(8)	3,988	(8)
CLO Securities	58,160	(358)	—	—	58,160	(358)
Corporate bonds	—	—	149	(1)	149	(1)
SBA pooled securities	354	—	9	(1)	363	(1)
	$65,611	$(423)	$21,665	$(95)	$87,276	$(518)

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

At June 30, 2020, the Company had 59 available for sale debt securities in an unrealized loss position without an allowance for credit losses. The majority of the unrealized losses at June 30, 2020 were from 17 CLO securities that represent investments in highly rated instruments for which the Company holds a favorable position in the cash flow waterfall. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended	Six Months Ended
Held to Maturity CLO Securities	June 30, 2020	June 30, 2020
Allowance for credit losses:
Beginning balance	$126	$—
Impact of adopting ASC 326	—	126
Credit loss expense	1,729	1,729
Allowance for credit losses ending balance	$1,855	$1,855

The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  During the six months ended June 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. As of June 30, 2020, the Company’s held to maturity securities were classified as nonaccrual.

NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans Held for Sale

The following table presents loans held for sale:

(Dollars in thousands)	June 30, 2020	December 31, 2019
1-4 family residential	$7,838	$2,735
Commercial	42,544	—
Total loans held for sale	$50,382	$2,735

Loans Held for Investment

Loans

The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	June 30, 2020			December 31, 2019
	Amortized	Unpaid		Amortized	Unpaid
(Dollars in thousands)	Cost	Principal	Difference	Cost	Principal	Difference
Commercial real estate	$910,261	$914,781	$(4,520)	$1,046,961	$1,051,684	$(4,723)
Construction, land development, land	213,617	215,062	(1,445)	160,569	162,335	(1,766)
1-4 family residential	168,707	169,422	(715)	179,425	180,340	(915)
Farmland	125,259	126,233	(974)	154,975	156,995	(2,020)
Commercial	1,518,656	1,539,851	(21,195)	1,342,683	1,346,444	(3,761)
Factored receivables	561,576	562,914	(1,338)	619,986	621,697	(1,711)
Consumer	18,450	18,495	(45)	21,925	21,994	(69)
Mortgage warehouse	876,785	876,785	—	667,988	667,988	—
Total loans held for investment	4,393,311	$4,423,543	$(30,232)	4,194,512	$4,209,477	$(14,965)
Allowance for credit losses	(54,613)			(29,092)
	$4,338,698			$4,165,420

The difference between the amortized cost and the unpaid principal is primarily (1) premiums and discounts associated with acquired loans totaling $24,974,000 and $13,573,000 at June 30, 2020 and December 31, 2019, respectively, and (2) net deferred origination and factoring fees totaling $5,258,000 and $1,392,000 at June 30, 2020 and December 31, 2019, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $20,061,000 and $18,553,000 at June 30, 2020 and December 31, 2019, respectively, and was included in other assets in the consolidated balance sheets.

At June 30, 2020 and December 31, 2019, the Company had $64,970,000 and $66,754,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

Loans with carrying amounts of $2,193,479,000 and $1,301,851,000 at June 30, 2020 and December 31, 2019, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and, beginning in 2020, to secure Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.

During the three and six months ended June 30, 2020, loans with carrying amounts of $84,693,000 and $115,631,000, respectively, were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the three and six months ended June 30, 2020, loans transferred to held for sale were sold resulting in proceeds of $55,904,000 and $87,200,000, respectively. The Company recorded a net loss on transfers and sales of loans of $545,000 for the three months ended June 30, 2020 and a net gain on transfers and sales of loans of $49,000 for the six months ended June 30, 2020. Net gains and losses on transfers and sales of loans are recorded as other noninterest income in the consolidated statements of income. During the three and six months ended June 30, 2019, loans with a carrying amount of $6,231,000 were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. These loans were subsequently sold prior to June 30, 2019 resulting in proceeds of $6,331,000 and net gains on transfers and sales of loans of $100,000, which were recorded as other noninterest income in the consolidated statements of income.

Allowance for Credit Losses

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

		Impact of	Credit			Reclassification
(Dollars in thousands)	Beginning	Adopting	Loss			to Held	Ending
Three months ended June 30, 2020	Balance	ASC 326	Expense	Charge-offs	Recoveries	For Sale	Balance
Commercial real estate	$11,753	$—	$3,780	$—	$6	$—	$15,539
Construction, land development, land	3,179	—	2,737	—	1	—	5,917
1-4 family residential	1,087	—	935	—	5	—	2,027
Farmland	1,021	—	(143)	—	80	—	958
Commercial	20,145	—	3,427	(339)	50	—	23,283
Factored receivables	6,134	—	(47)	(860)	17	—	5,244
Consumer	674	—	142	(89)	41	—	768
Mortgage warehouse	739	—	138	—	—	—	877
	$44,732	$—	$10,969	$(1,288)	$200	$—	$54,613

(Dollars in thousands)	Beginning	Credit Loss			Ending
Three months ended June 30, 2019	Balance	Expense	Charge-offs	Recoveries	Balance
Commercial real estate	$5,186	$504	$(13)	$—	$5,677
Construction, land development, land	906	125	—	4	1,035
1-4 family residential	367	43	(7)	6	409
Farmland	578	12	—	—	590
Commercial	12,212	1,937	(334)	84	13,899
Factored receivables	7,495	799	(1,463)	30	6,861
Consumer	555	185	(231)	54	563
Mortgage warehouse	306	76	—	—	382
	$27,605	$3,681	$(2,048)	$178	$29,416

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Impact of	Credit			Reclassification
(Dollars in thousands)	Beginning	Adopting	Loss			to Held	Ending
Six Months Ended June 30, 2020	Balance	ASC 326	Expense	Charge-offs	Recoveries	For Sale	Balance
Commercial real estate	$5,353	$1,372	$8,807	$—	$7	$—	$15,539
Construction, land development, land	1,382	(187)	4,720	—	2	—	5,917
1-4 family residential	308	513	1,194	(21)	33	—	2,027
Farmland	670	437	(229)	—	80	—	958
Commercial	12,566	(184)	11,660	(645)	335	(449)	23,283
Factored receivables	7,657	(1,630)	1,416	(2,254)	55	—	5,244
Consumer	488	(52)	553	(293)	72	—	768
Mortgage warehouse	668	—	209	—	—	—	877
	$29,092	$269	$28,330	$(3,213)	$584	$(449)	$54,613

(Dollars in thousands)	Beginning	Credit Loss			Ending
Six months ended June 30, 2019	Balance	Expense	Charge-offs	Recoveries	Balance
Commercial real estate	$4,493	$1,196	$(13)	$1	$5,677
Construction, land development, land	1,134	(110)	(78)	89	1,035
1-4 family residential	317	82	(43)	53	409
Farmland	535	55	—	—	590
Commercial	12,865	2,057	(1,114)	91	13,899
Factored receivables	7,299	988	(1,472)	46	6,861
Consumer	615	358	(509)	99	563
Mortgage warehouse	313	69	—	—	382
	$27,571	$4,695	$(3,229)	$379	$29,416

The ACL as of June 30, 2020 was estimated using the current expected credit loss model. The primary reason for the increase in required ACL during the three and six months ended June 30, 2020 is significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses and, to a much lesser extent, changes in qualitative loss factors.

The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments.

For all DCF models at June 30, 2020, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2020 the Company forecasted a significant increase in national unemployment, significant decrease in one-year percentage change in national retail sales, significant decrease in one-year percentage change in the national home price index, and a significant decrease in one-year percentage change in national gross domestic product for the first forecasted quarter. With the exception of percentage change in the national home price index, the Company projected little to no improvement in the loss drivers over the next three quarters with these loss drivers remaining significantly worse compared to recent historical trends over the past several years. Some improvement is expected in the fourth projected quarter. Percentage change in home price index is expected to decrease each of the next four projected quarters.

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

For the six months ended June 30, 2020, the projected economic impact of COVID-19 on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period created the need for $22,700,000 of additional ACL. The increase in required ACL was also driven by net charge-offs of $2,600,000 (which carried reserves of $800,000 at the time of charge-off), and net new specific allowances recorded on individual loans of $4,800,000. The increase was offset by contraction and changes in mix in the underlying portfolio.

For the three months ended June 30, 2020, the projected economic impact of COVID-19 on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period created the need for $12,200,000 of additional ACL. The increase in required ACL was also driven by net charge-offs of $1,100,000 (which carried reserves of $100,000 at the time of charge-off), and net new specific allowances recorded on individual loans of $1,800,000. The increase was offset by contraction and changes in mix in the underlying portfolio.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)		Accounts				ACL
June 30, 2020	Real Estate	Receivable	Equipment	Other	Total	Allocation
Commercial real estate	$16,027	$—	$—	$301	$16,328	$1,678
Construction, land development, land	3,781	—	—	—	3,781	271
1-4 family residential	2,172	—	—	—	2,172	24
Farmland	4,489	—	152	—	4,641	—
Commercial	3,124	3,770	9,929	4,683	21,506	4,703
Factored receivables	—	17,530	—	—	17,530	2,415
Consumer	—	—	—	424	424	52
Mortgage warehouse	—	—	—	—	—	—
Total	$29,593	$21,300	$10,081	$5,408	$66,382	$9,143

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

The following table presents average impaired loans, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the three and six months ended June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average	Interest	Average	Interest
(Dollars in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
Commercial real estate	$7,165	$50	$6,922	$50
Construction, land development, land	1,018	—	553	—
1-4 family residential	1,907	11	2,360	12
Farmland	6,520	45	6,974	90
Commercial	13,800	69	15,978	121
Factored receivables	8,537	—	7,756	—
Consumer	423	2	402	2
Mortgage warehouse	—	—	—	—
PCI	71	—	71	—
	$39,441	$177	$41,016	$275

Past Due and Nonaccrual Loans

The following tables present an aging of contractually past due loans:

							Past Due 90
(Dollars in thousands)	Past Due	Past Due	Past Due 90	Total			Days or More
June 30, 2020	30-59 Days	60-90 Days	Days or More	Past Due	Current	Total	and Accruing
Commercial real estate	$2,052	$1,244	$3,194	$6,490	$903,771	$910,261	$—
Construction, land development, land	—	63	2,852	2,915	210,702	213,617	—
1-4 family residential	1,069	945	950	2,964	165,743	168,707	21
Farmland	711	456	685	1,852	123,407	125,259	—
Commercial	2,329	2,480	11,401	16,210	1,502,446	1,518,656	149
Factored receivables	17,216	7,806	9,552	34,574	527,002	561,576	9,552
Consumer	450	211	225	886	17,564	18,450	—
Mortgage warehouse	—	—	—	—	876,785	876,785	—
Total	$23,827	$13,205	$28,859	$65,891	$4,327,420	$4,393,311	$9,722

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

The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	June 30, 2020		December 31, 2019
		Nonaccrual		Nonaccrual
(Dollars in thousands)	Nonaccrual	With No ACL	Nonaccrual	With No ACL
Commercial real estate	$13,489	$6,044	$7,501	$6,623
Construction, land development, land	3,757	2,849	3,922	2,987
1-4 family residential	1,782	1,746	1,730	1,694
Farmland	5,040	5,040	6,494	6,494
Commercial	21,622	10,741	16,080	9,977
Factored receivables	—	—	—	—
Consumer	424	265	327	310
Mortgage warehouse	—	—	—	—
	$46,114	$26,685	$36,054	$28,085

The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Commercial real estate	$2	$11	$64	$19
Construction, land development, land	—	—	—	9
1-4 family residential	2	10	10	12
Farmland	—	—	—	1
Commercial	23	11	39	37
Factored receivables	—	—	—	—
Consumer	—	1	2	1
Mortgage warehouse	—	—	—	—
	$27	$33	$115	$79

There was no interest earned on nonaccrual loans during the three and six months ended June 30, 2020 and 2019.

The following table presents information regarding nonperforming loans:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Nonaccrual loans(1)	$46,114	$36,054
Factored receivables greater than 90 days past due	9,552	4,226
Troubled debt restructurings accruing interest	258	333
	$55,924	$40,613
(1)	Includes troubled debt restructurings of $16,565,000 and $4,888,000 at June 30, 2020 and December 31, 2019, respectively.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of June 30, 2020 and December 31, 2019, based on the most recent analysis performed, the risk category of loans is as follows:

								Revolving
								Loans
								Converted
(Dollars in thousands)	Year of Origination						Revolving	To Term
June 30, 2020	2020	2019	2018	2017	2016	Prior	Loans	Loans	Total
Commercial real estate
Pass	$407,121	$141,373	$134,181	$99,995	$37,455	$63,340	$7,542	$1,250	$892,257
Classified	11,671	2,931	187	259	1,565	1,391	—	—	18,004
Total commercial real estate	$418,792	$144,304	$134,368	$100,254	$39,020	$64,731	$7,542	$1,250	$910,261

Construction, land development, land
Pass	$101,805	$32,491	$56,191	$12,419	$601	$2,070	$3,760	$500	$209,837
Classified	905	2,569	—	—	—	306	—	—	3,780
Total construction, land development, land	$102,710	$35,060	$56,191	$12,419	$601	$2,376	$3,760	$500	$213,617

1-4 family residential
Pass	$28,178	$17,820	$19,443	$15,100	$12,465	$34,427	$37,985	$1,376	$166,794
Classified	383	83	95	—	363	898	91	—	1,913
Total 1-4 family residential	$28,561	$17,903	$19,538	$15,100	$12,828	$35,325	$38,076	$1,376	$168,707

Farmland
Pass	$21,142	$19,264	$21,820	$15,317	$15,261	$22,023	$2,406	$500	$117,733
Classified	3,181	772	1,486	145	622	360	960	—	7,526
Total farmland	$24,323	$20,036	$23,306	$15,462	$15,883	$22,383	$3,366	$500	$125,259

Commercial
Pass	$778,938	$147,556	$62,666	$48,221	$7,752	$6,771	$417,974	$12,174	$1,482,052
Classified	4,545	9,370	8,311	2,105	864	490	10,919	—	36,604
Total commercial	$783,483	$156,926	$70,977	$50,326	$8,616	$7,261	$428,893	$12,174	$1,518,656

Factored receivables
Pass	$544,591	$—	$—	$—	$—	$—	$—	$—	$544,591
Classified	1,188	15,797	—	—	—	—	—	—	16,985
Total factored receivables	$545,779	$15,797	$—	$—	$—	$—	$—	$—	$561,576

Consumer
Pass	$3,641	$2,444	$1,993	$5,197	$3,511	$1,168	$69	$—	$18,023
Classified	—	—	9	163	188	67	—	—	427
Total consumer	$3,641	$2,444	$2,002	$5,360	$3,699	$1,235	$69	$—	$18,450

Mortgage warehouse
Pass	$—	$—	$—	$—	$—	$—	$876,785	$—	$876,785
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$876,785	$—	$876,785

Total loans
Pass	$1,885,416	$360,948	$296,294	$196,249	$77,045	$129,799	$1,346,521	$15,800	$4,308,072
Classified	21,873	31,522	10,088	2,672	3,602	3,512	11,970	—	85,239
Total loans	$1,907,289	$392,470	$306,382	$198,921	$80,647	$133,311	$1,358,491	$15,800	$4,393,311

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

Troubled Debt Restructurings and Loan Modifications

The Company had troubled debt restructurings with an amortized cost of $16,823,000 and $5,221,000 as of June 30, 2020 and December 31, 2019, respectively. The Company had allocated $1,919,000 and $718,000 of allowance for those loans at June 30, 2020 and December 31, 2019, respectively, and had not committed to lend additional amounts.

The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the three and six months ended June 30, 2020 and 2019. The Company did not grant principal reductions on any restructured loans.

	Extended
	Amortization	Payment	AB Note	Interest Rate	Total	Number of
(Dollars in thousands)	Period	Deferrals	Restructure	Reduction	Modifications	Loans
Six months ended June 30, 2020
Commercial real estate	$—	$246	$—	$—	$246	2
Construction, land development, land	8	—	—	—	8	1
Farmland	3,486	—	—	—	3,486	1
Commercial	4,591	5,793	—	—	10,384	5
	$8,085	$6,039	$—	$—	$14,124	9

Three months ended June 30, 2020
Commercial real estate	$—	$246	$—	$—	$246	2
Construction, land development, land	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Commercial	44	—	—	—	44	2
	$44	$246	$—	$—	$290	4

Six months ended June 30, 2019
Commercial real estate	$—	$—	$4,597	$—	$4,597	1
Commercial	1,096	84	—	593	1,773	5
	$1,096	$84	$4,597	$593	$6,370	6
Three months ended June 30, 2019
Commercial real estate	$—	$—	$4,597	$—	$4,597	1
Commercial	1,096	—	—	593	1,689	3
	$1,096	$—	$4,597	$593	$6,286	4

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2020, the Company had three loans modified as troubled debt restructurings with a recorded investment of $498,000 for which there were payment defaults within twelve months following the modification. During the six months ended June 30, 2019, the Company had one relationship consisting of seven loans modified as troubled debt restructurings with a recorded investment of $688,000 for which there were payment defaults within twelve months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

During the three and six months ended June 30, 2020, the Company modified $576,604,000 and $605,351,000, respectively, in loans for borrowers impacted by the COVID-19 pandemic. These modifications primarily consisted of short-term payment deferrals generally no more than six months in duration to assist customers. As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES act or Interagency Guidance, they are not considered troubled debt restructurings. The following table summarized the amortized cost of loans with payments currently in deferral and the accrued interest related to the loans with payments currently in deferral at June 30, 2020:

		Balance of		Accrued
(Dollars in thousands)	Total	Loans Currently	Percentage	Interest
June 30, 2020	Loans	in Deferral	of Portfolio	Receivable
Commercial real estate	$910,261	$269,581	30%	$3,204
Construction, land development, land	213,617	9,904	5%	132
1-4 family residential	168,707	17,453	10%	323
Farmland	125,259	242	—	6
Commercial	1,518,656	274,205	18%	2,292
Factored receivables	561,576	—	—	—
Consumer	18,450	368	2%	13
Mortgage warehouse	876,785	—	—	—
Total	$4,393,311	$571,753	13%	$5,970

Residential Real Estate Loans In Process of Foreclosure

At June 30, 2020 and December 31, 2019, the Company had $40,000 and $87,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The changes in accretable yield related to loans that were identified as purchased credit impaired prior to the adoption of ASU 2016-13 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Accretable yield, beginning balance	$5,283	$5,711
Additions	—	—
Accretion	(358)	(768)
Reclassification from nonaccretable to accretable yield	14	14
Disposals	(146)	(164)
Accretable yield, ending balance	$4,793	$4,793

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Goodwill	$158,743	$158,743

	June 30, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$43,578	$(24,923)	$18,655	$43,578	$(22,258)	$21,320
Other intangible assets	15,700	(6,936)	8,764	15,700	(5,477)	10,223
	$59,278	$(31,859)	$27,419	$59,278	$(27,735)	$31,543

The changes in goodwill and intangible assets during the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$188,208	$197,015	$190,286	$199,417
Amortization of intangibles	(2,046)	(2,347)	(4,124)	(4,749)
Ending balance	$186,162	$194,668	$186,162	$194,668

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s interest bearing deposits.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Beginning in 2020, such derivatives were used to hedge the variable cash flows associated with interest bearing deposits.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate interest bearing deposits. During 2020, the Company estimates that an additional $192,000 will be reclassified as an increase in interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2020. There were no such derivatives outstanding at December 31, 2019.

	Derivative Liabilities
	As of June 30, 2020
	Notional	Balance	Fair Value
(Dollars in thousands)	Amount	Sheet Location	Total
Derivatives designated as hedging instruments:
Interest rate swaps	$200,000	Other Liabilities	$324

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax, as of June 30, 2020:

Amount of
Gain or (Loss)
	Amount of	Amount of	Location of	Amount of	Reclassified
	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	from AOCI
	Recognized	Recognized in	Recognized from	Reclassified	into Income
(Dollars in thousands)	in OCI on	OCI Included	AOCI into	from AOCI	Included
Three and Six Months Ended June 30, 2020	Derivative	Component	Income	into Income	Component
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(246)	$(246)	Interest Expense	$—	$—

The Company’s derivative financial instruments did not have an impact on the Company’s consolidated statements of income for the three and six months ended June 30, 2020.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the company fails to maintain its status as a well capitalized institution, then the Company could be required to post additional collateral.

As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $324,000. As of June 30, 2020, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $324,000.

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

The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $6,285,000 and $8,417,000 at June 30, 2020 and December 31, 2019, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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

NOTE 8 – BORROWINGS AND BORROWING CAPACITY

Customer Repurchase Agreements

Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows for the six months ended June 30, 2020 and the year ended December 31, 2019:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Amount outstanding at end of period	$6,732	$2,033
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$3,466	$7,823
Weighted average interest rate during the period	0.06%	0.02%
Maximum month-end balance during the period	$7,354	$14,463

Customer repurchase agreements were secured by pledged securities with carrying amounts of $7,513,000 and $2,997,000 at June 30, 2020 and December 31, 2019, respectively.

FHLB Advances

FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Fixed Rate		Variable Rate
		Weighted		Weighted
	Balance	Average	Balance	Average
(Dollars in thousands)	Outstanding	Interest Rate	Outstanding	Interest Rate
2020	$425,000	0.30%	$—	—
2027	—	—	30,000	0.36%
	$425,000	0.30%	$30,000	0.36%

Information concerning FHLB advances is summarized as follows for the six months ended June 30, 2020 and the year ended December 31, 2019:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Amount outstanding at end of period	$455,000	$430,000
Weighted average interest rate at end of period	0.30%	1.58%
Average amount outstanding during the period	518,755	369,548
Weighted average interest rate during the period	1.41%	2.32%
Highest month end balance during the period	850,000	530,000

The Company’s unused borrowing capacity with the FHLB is as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Borrowing capacity	$1,333,089	$1,300,985
Borrowings outstanding	455,000	430,000
Unused borrowing capacity	$878,089	$870,985

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Paycheck Protection Program Liquidity Facility (“PPPLF”)

The PPPLF is a lending facility offered by the Federal Reserve Banks to facilitate lending to small businesses under the Paycheck Protection Program. Borrowings under the PPPLF are secured by Paycheck Protection Program Loans (“PPP loans”) guaranteed by the Small Business Administration (“SBA”) and mature at the same time as the PPP Loan pledged to secure the extension of credit. The maturity dates of the borrowings will be accelerated if the underlying PPP Loan goes into default and Company sells the PPP Loan to the SBA to realize on the SBA guarantee or if the Company receives any loan forgiveness reimbursement from the SBA for the underlying PPP Loan.

Information concerning borrowings under the PPPLF is summarized as follows for the six months ended June 30, 2020:

June 30,
(Dollars in thousands)	2020
Amount outstanding at end of period	$223,809
Weighted average interest rate at end of period	0.35%
Average amount outstanding during the period	66,411
Weighted average interest rate during the period	0.35%
Highest month end balance during the period	223,809

At June 30, 2020, scheduled maturities of PPPLF borrowings are as follows:

June 30,
(Dollars in thousands)	2020
Within one year	$—
After one but within two years	223,809
Total	$223,809

At June 30, 2020, the PPPLF borrowings are secured by PPP Loans totaling $223,809,000 and bear interest at a fixed rate of 0.35% annually. There were no borrowings under the PPPLF during the year ended December 31, 2019.

Federal Funds Purchased

The Company had no federal funds purchased at June 30, 2020 or December 31, 2019. However, as of June 30, 2020, the Company had unsecured federal funds lines of credit with seven unaffiliated banks totaling $227,500,000.

Federal Reserve Bank Discount Window

During the six months ended June 30, 2020, the Company entered into agreements with the Federal Reserve Bank of Dallas to borrow from its discount window. The Company had no Federal Reserve Bank discount window borrowings outstanding at June 30, 2020. At June 30, 2020, the Company had $460,030,000 of unused borrowing capacity from the Federal Reserve Bank discount window, to which the Company pledged loans with an outstanding balance of $635,715,000. The Company did not participate in the Federal Reserve Bank discount window program during the year ended December 31, 2019.

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

The 2016 Notes and the 2019 Notes are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations is eligible for inclusion in Tier 2 regulatory capital.

Issuance costs related to the 2016 Notes and the 2019 Notes totaled $1,324,000 and $1,218,000, respectively, and have been netted against the subordinated notes liability on the consolidated balance sheets. The debt issuance costs are being amortized using the effective interest method over the life of the 2016 Notes and the 2019 Notes as a component of interest expense. The carrying value of the 2016 Notes and the 2019 Notes totaled $87,402,000 and $87,327,000 at June 30, 2020 and December 31, 2019, respectively.

The 2016 Notes and the 2019 Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.

Junior Subordinated Debentures

The following provides a summary of the Company’s junior subordinated debentures:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,156	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,872	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,577	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,664	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,873	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,674	July 2034	LIBOR + 2.75%
	$51,031	$39,816

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

The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $39,816,000 and $39,566,000 was allowed in the calculation of Tier I regulatory capital as of June 30, 2020 and December 31, 2019, respectively.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$40,189	$577,765	$617,954	$49,057	$444,028	$493,085
Standby letters of credit	$5,247	$3,573	$8,820	$3,017	$3,781	$6,798
Commitments to purchase loans	$—	$25,743	$25,743	$—	$22,004	$22,004
Mortgage warehouse commitments	$—	$357,982	$357,982	$—	$340,502	$340,502

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At June 30, 2020 and December 31, 2019, the allowance for credit losses on off-balance sheet credit exposures totaled $6,403,000 and $638,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. For the three and six months ended June 30, 2020, credit loss expense for off balance sheet credit exposures was $911,000 and $3,848,000, respectively. For the three and six months ended June 30, 2019, credit loss expense for off balance sheet credit exposures was a credit of $32,000 and a credit of $34,000, respectively, and was included in other noninterest expense on the Company’s consolidated statements of income.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 15 of the Company’s 2019 Form 10-K, except for the valuation of derivative financial instruments and Paycheck Protection Program Liquidity Fund borrowings, which the Company entered into in during the three months ended June 30, 2020.

Derivative Financial Instruments

Currently, the Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The derivative financial instrument fair value is considered a Level 2 classification.

Paycheck Protection Program Liquidity Fund

The Company’s PPPLF borrowings correspond to PPP loans and are expected to be short term in duration, therefore fair value materially approximates carrying value and is considered a Level 2 classification.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2020	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$18,505	$—	$18,505
Mortgage-backed securities, residential	—	32,527	—	32,527
Asset-backed securities	—	7,269	—	7,269
State and municipal	—	47,531	—	47,531
CLO securities	—	180,231	—	180,231
Corporate bonds	—	41,332	—	41,332
SBA pooled securities	—	3,731	—	3,731
	$—	$331,126	$—	$331,126

Equity securities
Mutual fund	$6,411	$—	$—	$6,411

Loans held for sale	$—	$50,382	$—	$50,382

Liabilities measured at fair value on a recurring basis
Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$324	$—	$324

ICC Contingent consideration	$—	$—	$21,963	$21,963

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$39,760	$—	$39,760
Mortgage-backed securities, residential	—	38,016	—	38,016
Asset-backed securities	—	7,959	—	7,959
State and municipal	—	32,065	—	32,065
CLO Securities	—	75,273	—	75,273
Corporate bonds	—	51,583	—	51,583
SBA pooled securities	—	4,164	—	4,164
	$—	$248,820	$—	$248,820

Equity securities
Mutual fund	$5,437	$—	$—	$5,437

Loans held for sale	$—	$2,735	$—	$2,735

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$21,622	$21,622

There were no transfers between levels during 2020 or 2019.

On June 2, 2018, the Company acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s (“ICC”) accounts receivable factoring business and other related financial services. Consideration for

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the acquisition included contingent consideration, which is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition. The index is calculated by a third party data analytics firm and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period after closing, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price, with a payout ranging from $0 to $22,000,000. The fair value of the contingent consideration is calculated each reporting period, and changes in the fair value of the contingent consideration are recorded in noninterest income in the consolidated statements of income. At June 30, 2020 and December 31, 2019, the ICC contingent consideration liability was the only recurring fair value measurement with Level 3 unobservable inputs. At June 30, 2020 and December 31, 2019, the fair value calculation of the contingent consideration resulted in a payout of $22,000,000, and discount rates of 0.3% and 1.7%, respectively, were applied to calculate the present value of the contingent consideration. A reconciliation of the opening balance to the closing balance of the fair value of the contingent consideration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$21,927	$21,006	$21,622	$20,745
Contingent consideration recognized in business combination	—	—	—	—
Change in fair value of contingent consideration recognized in earnings	36	296	341	557
Consideration settlement payments	—	—	—	—
Ending balance	$21,963	$21,302	$21,963	$21,302

Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	Fair Value Measurements Using			Total
June 30, 2020	Level 1	Level 2	Level 3	Fair Value
Collateral dependent loans
Commercial real estate	$—	$—	$5,768	$5,768
Construction, land development, land	—	—	637	637
1-4 family residential	—	—	3	3
Commercial	—	—	6,171	6,171
Factored receivables	—	—	15,114	15,114
Consumer	—	—	106	106
Other real estate owned (1)
1-4 family residential properties	—	—	114	114
	$—	$—	$27,913	$27,913

(Dollars in thousands)	Fair Value Measurements Using			Total
December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Impaired loans
Commercial real estate	$—	$—	$534	$534
Construction, land development, land	—	—	664	664
1-4 family residential	—	—	2	2
Commercial	—	—	4,754	4,754
Factored receivables	—	—	12,762	12,762
Consumer	—	—	8	8
PCI	—	—	67	67
Other real estate owned (1)
Commercial real estate	—	—	388	388
1-4 family residential	—	—	89	89
	$—	$—	$19,268	$19,268

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Represents the fair value of OREO that was adjusted during the year to date period and subsequent to its initial classification as OREO.

Collateral Dependent Loans Specific Allocation of ACL:    A loan is considered to be a collateral dependent loan when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. The ACL is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. For real estate loans, fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at June 30, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
June 30, 2020	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$437,064	$437,064	$—	$—	$437,064
Securities - held to maturity	6,285	—	—	6,050	6,050
Loans not previously presented, gross	4,365,512	180,502	—	4,152,625	4,333,127
FHLB and other restricted stock	26,345	N/A	N/A	N/A	N/A
Accrued interest receivable	22,256	22,256	—	—	22,256

Financial liabilities:
Deposits	4,062,332	—	4,071,895	—	4,071,895
Customer repurchase agreements	6,732	—	6,732	—	6,732
Federal Home Loan Bank advances	455,000	—	455,000	—	455,000
Paycheck Protection Program Liquidity Facility	223,809	—	223,809	—	223,809
Subordinated notes	87,402	—	87,499	—	87,499
Junior subordinated debentures	39,816	—	39,980	—	39,980
Accrued interest payable	6,866	6,866	—	—	6,866

(Dollars in thousands)	Carrying	Fair Value Measurements Using			Total
December 31, 2019	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$197,880	$197,880	$—	$—	$197,880
Securities - held to maturity	8,417	—	—	6,907	6,907
Loans not previously presented, gross	4,170,604	83,454	—	4,086,597	4,170,051
FHLB and other restricted stock	19,860	N/A	N/A	N/A	N/A
Accrued interest receivable	20,322	20,322	—	—	20,322

Financial liabilities:
Deposits	3,789,906	—	3,793,603	—	3,793,603
Customer repurchase agreements	2,033	—	2,033	—	2,033
Federal Home Loan Bank advances	430,000	—	430,000	—	430,000
Subordinated notes	87,327	—	93,877	—	93,877
Junior subordinated debentures	39,566	—	40,700	—	40,700
Accrued interest payable	9,367	9,367	—	—	9,367

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2020 and December 31, 2019, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2020 and December 31, 2019, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2020 that management believes have changed TBK Bank’s category.

The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

					To Be Well
					Capitalized Under
			Minimum for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$657,384	13.4%	$392,468	8.0%	N/A	N/A
TBK Bank, SSB	$588,533	12.2%	$385,923	8.0%	$482,404	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$517,132	10.6%	$292,716	6.0%	N/A	N/A
TBK Bank, SSB	$536,984	11.2%	$287,670	6.0%	$383,560	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$432,316	8.8%	$221,071	4.5%	N/A	N/A
TBK Bank, SSB	$536,984	11.2%	$215,753	4.5%	$311,643	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$517,132	10.0%	$206,853	4.0%	N/A	N/A
TBK Bank, SSB	$536,984	10.4%	$206,532	4.0%	$258,165	5.0%

As of December 31, 2019
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$604,832	12.8%	$378,020	8.0%	N/A	N/A
TBK Bank, SSB	$555,213	12.0%	$370,142	8.0%	$462,678	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$487,775	10.3%	$284,141	6.0%	N/A	N/A
TBK Bank, SSB	$525,490	11.4%	$276,574	6.0%	$368,765	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$448,209	9.5%	$212,310	4.5%	N/A	N/A
TBK Bank, SSB	$525,490	11.4%	$207,430	4.5%	$299,621	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$487,775	10.0%	$195,110	4.0%	N/A	N/A
TBK Bank, SSB	$525,490	10.9%	$192,840	4.0%	$241,050	5.0%

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at June 30, 2020 and December 31, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At June 30, 2020 and December 31, 2019, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.

NOTE 13 – STOCKHOLDERS’ EQUITY

The following summarizes the capital structure of Triumph Bancorp, Inc.

Preferred Stock Series C

(Dollars in thousands, except per share amounts)	June 30, 2020
Shares authorized	51,750
Shares issued	45,000
Shares outstanding	45,000
Par value per share	$0.01
Liquidation preference per share	$1,000
Liquidation preference amount	$45,000
Dividend rate	7.125%
Dividend payment dates	Quarterly

There were no preferred shares issued or outstanding at December 31, 2019.

Common Stock

	June 30, 2020	December 31, 2019
Shares authorized	50,000,000	50,000,000
Shares issued	27,281,756	27,163,642
Treasury shares	(3,079,070)	(2,198,681)
Shares outstanding	24,202,686	24,964,961
Par value per share	$0.01	$0.01

Preferred Stock Offering

On June 19, 2020, the Company issued 45,000 shares of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share through an underwritten public offering of 1,800,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series C Preferred Stock. Total gross proceeds from the preferred stock offering were $45,000,000. Net proceeds after underwriting discounts and offering expenses were $42,364,000. The net proceeds will be used for general corporate purposes.

Series C Preferred Stock holders are entitled to quarterly cash dividends accruing at the rate per annum of 7.125% beginning September 31, 2020, applied to the liquidation preference value of the stock. Any dividends not paid shall not accumulate but will be waived and not payable by the Company. Payments of dividends are subject to declaration by the board of the Company. The Series C Preferred Stock is not redeemable by the holder and is senior to the Company’s common stock. The Series C Preferred stock may be redeemed in whole or in part by the Company at liquidation value (i) on any dividend payment date on or after June 30, 2025 or (ii) within 90 days following a regulatory capital treatment event (as defined in the Statement of Designation), subject to regulatory approval.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Repurchase Programs

During the three months ended March 31, 2020, the Company repurchased 871,319 shares into treasury stock under the Company’s stock repurchase program at an average price of $40.81, for a total of $35,600,000, effectively completing the $50,000,000 stock repurchase program authorized by the Company’s board of directors on October 16, 2019. No shares were repurchased during the three months ended June 30, 2020 under a stock repurchase program.

During the three and six months ended June 30, 2019, the Company repurchased 590,829 shares into treasury stock under the Company’s stock repurchase program at an average price of $29.42 for a total of $17,384,000 and 838,141 shares at an average price of $29.74 for a total of $24,930,000, respectively.

NOTE 14 – STOCK BASED COMPENSATION

Stock based compensation expense that has been charged against income was $966,000 and $2,134,000 for the three and six months ended June 30, 2020, respectively, and $825,000 and $1,736,000 for the three and six months ended June 30, 2019, respectively.

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

Restricted Stock Awards

A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the six months ended June 30, 2020 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSAs	Shares	Fair Value
Nonvested at January 1, 2020	148,349	$31.86
Granted	118,114	27.17
Vested	(56,456)	30.36
Forfeited	(1,634)	34.01
Nonvested at June 30, 2020	208,373	$29.59

RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2020, there was $4,163,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 3.35 years.

Restricted Stock Units

A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2020 were as follows:

		Weighted-Average
		Grant-Date
Nonvested RSUs	Shares	Fair Value
Nonvested at January 1, 2020	55,228	$38.75
Granted	38,801	26.25
Vested	—	—
Forfeited	(987)	38.75
Nonvested at June 30, 2020	93,042	$33.54

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2020, there was $2,127,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.84 years.

Market Based Performance Stock Units

A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2020 were as follows:

		Weighted-Average
		Grant-Date
Nonvested Market Based PSUs	Shares	Fair Value
Nonvested at January 1, 2020	67,707	$37.71
Granted	22,220	29.93
Vested	—	—
Forfeited	(987)	38.57
Nonvested at June 30, 2020	88,940	$35.76

Market Based PSUs granted to employees under the Omnibus Incentive Plan vest after three to five years. The number of shares issued upon vesting will range from 0% to 175% of the Market Based PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of a specified group of peer banks. Compensation expense for the Market Based PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of Market Based PSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation date.

	Six Months Ended June 30,
	2020	2019
Grant date	May 1, 2020	May 1, 2019
Performance period	3.00 Years	3.00 Years
Stock price	$26.25	$30.82
Triumph stock price volatility	43.02%	28.29%
Risk-free rate	0.25%	2.25%

As of June 30, 2020, there was $2,046,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.71 years.

Performance Based Performance Stock Units

A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2020 were as follows:

		Weighted Average
		Grant Date
Nonvested Performance Based PSUs	Shares	Fair Value
Nonvested at January 1, 2020	254,000	$38.02
Granted	10,125	26.25
Vested	—	—
Forfeited	(1,500)	38.02
Nonvested at June 30, 2020	262,625	$37.57

Performance Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. Compensation expense for the Performance Based PSUs will be estimated each period based on the fair value

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. As of June 30, 2020, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $19,732,000, and the remaining performance period over which the cost could be recognized was 2.50 years. No compensation cost was recorded during the three and six months ended June 30, 2020.

Stock Options

A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the six months ended June 30, 2020 were as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
Stock Options	Shares	Exercise Price	(In Years)	(In Thousands)
Outstanding at January 1, 2020	225,055	$24.10
Granted	32,937	24.66
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2020	257,992	$24.18	7.08	$919

Fully vested shares and shares expected to vest at June 30, 2020	257,992	$24.18	7.08	$919

Shares exercisable at June 30, 2020	174,816	$21.46	6.33	$919

Information related to the stock options for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019
Aggregate intrinsic value of options exercised	$—	$11
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	2
Weighted average fair value per share of options granted	$8.85	$10.03

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

The fair value of the stock options granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.46%	2.33%
Expected term	6.25 years	6.25 years
Expected stock price volatility	33.83%	27.46%
Dividend yield	—	—

As of June 30, 2020, there was $483,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.07 years.

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

NOTE 15 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Basic
Net income to common stockholders	$13,440	$12,730	$8,990	$27,518
Weighted average common shares outstanding	23,987,049	26,396,351	24,150,689	26,537,255
Basic earnings per common share	$0.56	$0.48	$0.37	$1.04
Diluted
Net income to common stockholders	$13,440	$12,730	$8,990	$27,518
Weighted average common shares outstanding	23,987,049	26,396,351	24,150,689	26,537,255
Dilutive effects of:
Assumed exercises of stock options	38,627	59,962	55,753	61,819
Restricted stock awards	37,751	30,110	66,364	39,352
Restricted stock units	4,689	—	13,255	—
Performance stock units - market based	6,326	—	8,446	—
Performance stock units - performance based	—	—	—	—
Average shares and dilutive potential common shares	24,074,442	26,486,423	24,294,507	26,638,426
Diluted earnings per common share	$0.56	$0.48	$0.37	$1.03

Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	148,528	70,037	98,956	70,037
Restricted stock awards	109,834	—	—	—
Restricted stock units	38,801	58,400	—	58,400
Performance stock units - market based	76,461	70,879	76,461	70,879
Performance stock units - performance based	262,625	—	262,625	—

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

(Dollars in thousands)
Three Months Ended June 30, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$54,003	$20,387	$8	$74,398
Intersegment interest allocations	2,487	(2,487)	—	—
Total interest expense	8,272	—	1,875	10,147
Net interest income (expense)	48,218	17,900	(1,867)	64,251
Credit loss expense	12,040	(160)	1,729	13,609
Net interest income after credit loss expense	36,178	18,060	(3,596)	50,642
Gain on sale of subsidiary or division	9,758	—	—	9,758
Other noninterest income	8,816	1,072	383	10,271
Noninterest expense	39,782	11,967	977	52,726
Operating income (loss)	$14,970	$7,165	$(4,190)	$17,945

(Dollars in thousands)
Three Months Ended June 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$52,258	$24,762	$283	$77,303
Intersegment interest allocations	2,512	(2,512)	—	—
Total interest expense	12,301	—	1,583	13,884
Net interest income (expense)	42,469	22,250	(1,300)	63,419
Credit loss expense	2,874	807	—	3,681
Net interest income after credit loss expense	39,595	21,443	(1,300)	59,738
Noninterest income	6,453	1,205	(35)	7,623
Noninterest expense	36,651	13,253	800	50,704
Operating income (loss)	$9,397	$9,395	$(2,135)	$16,657

(Dollars in thousands)
Six Months Ended June 30, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$105,670	$43,884	$258	$149,812
Intersegment interest allocations	5,561	(5,561)	—	—
Total interest expense	19,192	—	3,869	23,061
Net interest income (expense)	92,039	38,323	(3,611)	126,751
Credit loss expense	30,795	1,384	1,728	33,907
Net interest income after credit loss expense	61,244	36,939	(5,339)	92,844
Gain on sale of subsidiary or division	9,758	—	—	9,758
Other noninterest income	15,096	2,368	284	17,748
Noninterest expense	81,417	24,030	2,032	107,479
Operating income (loss)	$4,681	$15,277	$(7,087)	$12,871

TRIUMPH BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)
Six Months Ended June 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$101,379	$48,566	$622	$150,567
Intersegment interest allocations	5,150	(5,150)	—	—
Total interest expense	22,655	—	3,182	25,837
Net interest income (expense)	83,874	43,416	(2,560)	124,730
Credit loss expense	3,828	944	(77)	4,695
Net interest income after credit loss expense	80,046	42,472	(2,483)	120,035
Noninterest income	12,751	2,281	129	15,161
Noninterest expense	71,038	26,546	1,686	99,270
Operating income (loss)	$21,759	$18,207	$(4,040)	$35,926

(Dollars in thousands)
June 30, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,550,816	$606,601	$791,431	$(1,331,355)	$5,617,493
Gross loans	$4,302,778	$528,379	$800	$(438,646)	$4,393,311

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512

NOTE 17 – SUBSEQUENT EVENTS

On July 8, 2020, the Company, through its wholly-owned subsidiary Advance Business Capital LLC (“ABC”), acquired the transportation factoring assets (the “Acquisition”) of Transport Financial Solutions (“TFS”), a wholly owned subsidiary of Covenant Logistics Group, Inc., in exchange for cash consideration of $108,400,000, 630,268 shares of the Company’s common stock valued at approximately $13,900,000, and contingent consideration of up to approximately $9,900,000 to be paid in cash following the twelve-month period ending July 31, 2021.

Subsequent to the closing of the Acquisition, the Company identified that approximately $66,000,000 of the assets acquired at closing were advances against future payments to be made to three large clients (and their affiliated entities) of TFS pursuant to long-term contractual arrangements between the obligor on such contracts and such clients (and their affiliated entities) for services that had not yet been performed. The Company is in the process of collecting additional information regarding the identified clients and has not yet determined the amount of any specific reserves or charge-offs, if any, or the impact of such assets on the accounting for the transaction. The accounting for this transaction remains open.

The Company believes it has various claims against TFS related to the Acquisition and the Accounts Receivable Purchase Agreement entered into between ABC and TFS in connection with the Acquisition. The Company and TFS are engaged in discussions to determine whether such claims can be amicably resolved.  The Company is also evaluating all other options available to it should such discussions not produce an amicable solution. The impact of any resolution with, or amount of any recovery that may be obtained from, TFS, resulting from such matters is unknown at this time.

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

Overview

We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our traditional banking offerings include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include factoring, asset-based lending, and equipment lending products offered on a nationwide basis. Our national lending product lines provide further asset base diversification and include mortgage warehouse and liquid credit offered on a nationwide basis. As of June 30, 2020, we had consolidated total assets of $5.617 billion, total loans held for investment of $4.393 billion, total deposits of $4.062 billion and total stockholders’ equity of $656.9 million.
A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio. These products include our factoring services, provided principally in the transportation sector, and our asset-based lending and equipment finance products. Year to date, our aggregate outstanding balances for these products has decreased $25.5 million, or 2.0%, to $1.225 billion as of June 30, 2020, due to a decreased factored receivables balance. The following table sets forth our commercial finance product lines:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Commercial finance
Commercial - Equipment	$487,145	$461,555
Commercial - Asset-based lending	176,235	168,955
Factored receivables	561,576	619,986
Total commercial finance loans	$1,224,956	$1,250,496

Our national lending product lines include mortgage warehouse and liquid credit. Mortgage warehouse lending provides portfolio diversification by allowing unaffiliated mortgage originators to close one-to-four family real estate loans in their own name and manage cash flow needs until the loans are sold to investors. Our liquid credit portfolio, which consists of broadly syndicated shared national credits, provides an accordion feature allowing us to opportunistically scale our loan portfolio. The following table sets forth our national lending lines:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
National lending
Mortgage warehouse	$876,785	$667,988
Commercial - Liquid credit	192,118	81,353
Commercial - Premium finance	—	101,015
Total national lending loans	$1,068,903	$850,356

On April 20, 2020, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Premium Finance (“TPF”) and exit our premium finance line of business. The decision to sell TPF was made during the three months ended March 31, 2020, and at

March 31, 2020, the carrying amount of the Disposal Group was transferred to assets held for sale. The transaction closed on June 30, 2020, and the assets of the Disposal Group, consisting primarily of $84.5 million of premium finance loans, was sold for a gain on sale of $9.8 million. For further information regarding this transaction, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. We have determined our reportable segments are Banking, Factoring, and Corporate. For the six months ended June 30, 2020, our Banking segment generated 73% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 26% of our total revenue, and our Corporate segment generated 1% of our total revenue.

Second Quarter 2020 Overview

Net income available to common stockholders for the three months ended June 30, 2020 was $13.4 million, or $0.56 per diluted share, compared to net income available to common stockholders for the three months ended June 30, 2019 of $12.7 million, or $0.48 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $6.1 million, or $0.25 per diluted share, for the three months ended June 30, 2020. There were no merger and acquisition related activities during the three months ended June 30, 2019. For the three months ended June 30, 2020, our return on average common equity was 8.94% and our return on average assets was 0.99%.

Net income available to common stockholders for the six months ended June 30, 2020 was $9.0 million, or $0.37 per diluted share, compared to net income available to common stockholders for the six months ended June 30, 2019 of $27.5 million, or $1.03 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $1.7 million, or $0.07 per diluted share, for the six months ended June 30, 2020. There were no merger and acquisition related activities during the six months ended June 30, 2019. For the six months ended June 30, 2020, our return on average common equity was 2.94% and our return on average assets was 0.35%.

At June 30, 2020, we had total assets of $5.617 billion, including gross loans of $4.393 billion, compared to $5.060 billion of total assets and $4.195 billion of gross loans at December 31, 2019. Organic loan growth totaled $198.8 million during the six months ended June 30, 2020. Excluding premium finance loans, loan growth totaled $299.8 million, or 7.1%, $219.1 million of which consisted of PPP loans. Our national lending lines increased from $850.4 million in aggregate as of December 31, 2019 to $1.069 billion as of June 30, 2020, an increase of 25.7%, and constitute 24% of our total loan portfolio at June 30, 2020. Excluding premium finance loans, our national lending lines increased $319.6 million, or 37.6%. Our community bank lending lines increased from $2.094 billion in aggregate as of December 31, 2019 to $2.099 billion as of June 30, 2020, an increase of 0.3%, and constitute 48% of our total loan portfolio at June 30, 2020. Our commercial finance product lines decreased from $1.250 billion in aggregate as of December 31, 2019 to $1.225 billion as of June 30, 2020, a decrease of 2.0%, and constitute 28% of our total loan portfolio at June 30, 2020.

At June 30, 2020, we had total liabilities of $4.961 billion, including total deposits of $4.062 billion, compared to $4.424 billion of total liabilities and $3.790 billion of total deposits at December 31, 2019. Deposits increased $272.4 million during the six months ended June 30, 2020.

At June 30, 2020, we had total stockholders' equity of $656.9 million. During the six months ended June 30, 2020, total stockholders’ equity increased $20.3 million, primarily due to preferred stock issued during the period and our net income, offset in part by common stock repurchased during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 10.57% and 13.44%, respectively, at June 30, 2020.

For the three months ended June 30, 2020, TriumphPay processed 767,180 invoices paying 51,331 distinct carriers a total of $667.4 million. For the six months ended June 30, 2020, TriumphPay processed 1,271,430 invoices paying 64,475 distinct carriers a total of $1.198 billion.

2020 Items of Note

Transport Financial Solutions

On July 8, 2020, we, through our wholly-owned subsidiary Advance Business Capital LLC (“ABC”), acquired the transportation factoring assets (the “Acquisition”) of Transport Financial Solutions (“TFS”), a wholly owned subsidiary of Covenant Logistics Group, Inc., in exchange for cash consideration of $108.4 million, 630,268 shares of the Company’s common stock valued at approximately $13.9 million, and contingent consideration of up to approximately $9.9 million to be paid in cash following the twelve-month period ending July 31, 2021.

Subsequent to the closing of the Acquisition, the Company identified that approximately $66.0 million of the assets acquired at closing were advances against future payments to be made to three large clients (and their affiliated entities) of TFS pursuant to long-term contractual arrangements between the obligor on such contracts and such clients (and their affiliated entities) for services that had not yet been performed. The Company is in the process of collecting additional information regarding the identified clients and has not yet determined the amount of any specific reserves or charge-offs, if any, or the impact of such assets on the accounting for the transaction. The accounting for this transaction remains open.

The Company believes it has various claims against TFS related to the Acquisition and the Accounts Receivable Purchase Agreement entered into between ABC and TFS in connection with the Acquisition. The Company and TFS are engaged in discussions to determine whether such claims can be amicably resolved.  The Company is also evaluating all other options available to it should such discussions not produce an amicable solution. The impact of any resolution with, or amount of any recovery that may be obtained from, TFS, resulting from such matters is unknown at this time.

Triumph Premium Finance

On April 20, 2020, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Premium Finance (“TPF”) and exit our premium finance line of business. The decision to sell TPF was made during the three months ended March 31, 2020, and at March 31, 2020, the carrying amount of the Disposal Group was transferred to assets held for sale. The transaction closed on June 30, 2020, and the assets of the Disposal Group, consisting primarily of $84.5 million of premium finance loans, was sold for a gain on sale of $9.8 million.

For further information on the above transaction, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Preferred Stock Offering

On June 19, 2020, we issued 45,000 shares of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share through an underwritten public offering of 1,800,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series C Preferred Stock. Total gross proceeds from the preferred stock offering were $45.0 million. Net proceeds after underwriting discounts and offering expenses were $42.4 million. The net proceeds will be used for general corporate purposes.

Stock Repurchase Program

During the three months ended March 31, 2020, we repurchased 871,319 shares into treasury stock under our stock repurchase program at an average price of $40.81, for a total of $35.6 million, effectively completing the $50.0 million stock repurchase program authorized by our board of directors on October 16, 2019. There were no shares repurchased during the three months ended June 30, 2020.

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

Recent Developments: COVID-19 and the CARES Act

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic and almost all public commerce and related business activities have been curtailed, to varying degrees, with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the PPP and Main Street Lending Program (“MSLP”). The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s operations and could continue to impact operations going forward.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

Pertaining to our June 30, 2020 financial condition and results of operations, COVID-19 had a material impact on our allowance for credit losses (“ACL”). While we have not yet experienced any significant charge-offs related to COVID-19, our ACL calculation and resulting provision for credit losses are significantly impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios have darkened significantly since the pandemic was declared in early March, our need for additional reserve for credit loss increased significantly. Refer to our discussion of the ACL in Note 1 and Note 4 of our unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen, we could experience further increases in our required ACL and record additional credit loss expense. The execution of the payment deferral program discussed in the following commentary assisted our ratio of past due loans to total loans as well other asset quality ratios at June 30, 2020. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company’s fee income has been reduced due to COVID-19.  In keeping with guidance from regulators, the Company actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees were temporary and expired on June 1, 2020 resulting in a $1.1 million reduction in service charges on deposits fee income for the three months ended June 30, 2020 compared to the same period during 2019. Should the pandemic and the global response escalate further, it is possible that the Company could reduce such fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.

The Company’s interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of June 30, 2020 the Company has recognized $6.0 million of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

As of June 30, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit loss expense.  We rely on cash on hand as well as dividends from our subsidiary bank to service our debt.  If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity.  During the six months ended June 30, 2020, we were able to issue preferred equity as previously discussed. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

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

As of June 30, 2020, our goodwill was not impaired. COVID-19 could cause a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At June 30, 2020 we had goodwill of $158.7 million, representing approximately 24% of equity.

As of June 30, 2020 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At June 30, 2020 we had intangible assets of $27.4 million, representing approximately 4% of equity.

Our processes, controls and business continuity plan

The Company maintains an Enterprise Risk Management team to respond to, prepare, and execute responses to unforeseen circumstances, such as, natural disasters and pandemics.  Upon the WHO’s pandemic declaration, the Company’s Enterprise Risk Management team invoked its Board approved Pandemic Preparedness Plan.  Shortly after invoking the Plan, the Company deployed a successful remote working strategy, provided timely communication to team members and customers, implemented protocols for team member safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts.  The Company’s preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19.  At June 30, 2020, the majority of our employees continue to work remotely with no disruption to our operations. We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods.

As of June 30, 2020, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  As of June 30, 2020, the Company’s balance sheet reflected 1,320 of these deferrals on outstanding loan balances of $572,000,000.  In accordance with the CARES Act and March 2020 interagency guidance, these short term deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.

With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program.  PPP loans generally have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of June 30, 2020, the Company carried 1,937 PPP loans representing a book value of $219,000,000. The Company has already received approximately $7,300,000 in total fees from the SBA, $1,400,000 of which were recognized in interest income and fees during the six months ended June 30, 2020. The remaining fees will be amortized and recognized in accordance with ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.

Credit

While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories considered to be “at-risk” of significant impact as of June 30, 2020. The exposures reported below exclude fully guaranteed PPP loans.

Retail Lending:

The Company’s exposure to retail at June 30, 2020 equated to approximately $179.9 million, or 4.1% of total loans, summarized as follows:

•	34% retail real estate
•	23% new and used vehicle lending; mostly dealer floorplan
•	21% grocery stores, pet stores, pharmacies, gas stations and convenience stores
•	7% factoring
•	15% other types of retail lending

Energy Lending:

The Company’s exposure to energy at June 30, 2020 equated to approximately $86.6 million, or 2.0% of total loans, summarized as follows:

•	56% equipment finance; this portfolio consisted primarily of fully amortizing fixed rate loans on multi-use assets like trucks, trailers and cranes.
•

22% factoring consisting of purchased invoices from energy-related loads in our factoring operations.  The Company typically collects out of these exposures in 30 - 90 days and continuously evaluates the credit worthiness of the ultimate account debtor, TBK’s source of repayment.

•	10% asset-based lending
•	12% other types of energy lending

At June 30, 2020, the Company did not have exposure to Exploration and Production (“E&P”) or Reserve-Based lending and only had minimal exposure to specialized equipment lending.

Hospitality Lending:

The Company’s exposure to hospitality at June 30, 2020 equated to approximately $129.4 million, or 2.9% of total loans.  These were mostly smaller loans purchased through our bank acquisitions and secured by hotels.

Restaurants:

The Company’s exposure to restaurants at June 30, 2020 equated to approximately $51.6 million, or 1.2% of total loans.  Approximately 27% of the balances are related purchases in our liquid credit group the majority of which took place during the market dislocation in March.  The remainder of these balances are mostly smaller loans and the Company had mortgages on the vast majority of the borrowers as opposed to leasehold improvements.

Health Care and Senior Care Lending:

The Company’s exposure to health care and senior care at June 30, 2020, equated to $41.0 million, or less than 1% of total loans.

We continue to work with customers directly affected by COVID-19.  We are prepared to offer short-term assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 virus, we are engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.

Held to Maturity Securities

At June 30, 2020, we held $8.1 million in subordinated notes of three CLO securities managed by our former subsidiary.  These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  During the six months ended June 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The required ACL on these balances was $1.9 million at June 30, 2020 resulting in $1.7 million of credit loss expense recognized during the six months ended June 30, 2020.  Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. Thus, we may not receive the full amount of cash distributions we expect to receive, which would cause us to record additional allowance for credit losses with a corresponding charge to credit loss expense through earnings.

Retail operations

The Company is committed to assisting our customers and communities in this time of need. Most branch locations have converted to drive-thru only in order to ensure the health and safety of our customers and team members. The branches with lobbies open have been retrofitted with sneeze guard protective screens and our branches have been supplied with gloves and disinfectant materials for lobby, drive through and ATM equipment.  We have introduced temporary changes to help with the financial hardship caused by COVID-19 for both our customers and non-customers. This included waiving select deposit account fees including overdraft fees, ATM fees and excessive withdrawal fees for savings and money market accounts. These fee waivers expired on June 1, 2020. Daily deposit limits for ATMs and Mobile were increased. We have also provided check-cashing services for government issued stimulus checks for both customers and non-customers. We continue to support the communities we serve as demonstrated by local teams making donations to those in need and buying meals for first responders.

We continue to serve our customers that need emergency branch access for account issues, safe deposit access and similar items by appointment.  The Company has been able to open and close accounts effectively, through its drive through facility, and our Customer Care 800 access is successfully managing the volume of incoming calls.  Additionally, the Company temporarily waived account service charges during the three months ended June 30, 2020 in an effort to assist all of our customers that may be in need including our small business and commercial customers.

The Company continues to monitor the safety of our staff.  With reduced access to the lobby, our staffing is adequate to address the requests for time off by any of our employees who are impacted by health or child care issues.  For our retail staff being asked to work during this event, a temporary pay increase was implemented in appreciation for their service.

Transportation

The Company’s transportation businesses may be affected by COVID-19 and the additional impact from low oil prices.  The impact of COVID-19 was felt heavily on the transportation market in April and May with a significant reduction in freight movement and the over-capacity market drove spot rates to decade-low numbers. The closing of plants in Mexico slowed cross-border traffic, with many carriers experiencing a significant reduction in volume. Refrigerated loads held up well during this time frame with related spot rates remaining above breakeven points. Flatbed loads varied widely by region and regions with continued construction and roadwork fared better than others. Most international and intermodal traffic was greatly affected in April, but improvement began in mid-May. Throughout the three months ended June 30, 2020, those hauling in the oil & gas space saw the elimination of most work, as drilling and oilfield services dropped dramatically.

In June, freight volumes resumed to 2019 levels or higher, and spot rates moved up accordingly. Many carriers who were inactive during April and May resumed to nearly full utilization. Small owner operators also returned to the market. Cross border carriers with Mexican loads experienced improved capacity.

Our transportation businesses may experience payment disruption related to COVID-19.  Overall payments may be deferred or slower than historical days-to-pay.  The Company expects an increase in Chapter 11 bankruptcy filings related to the increased limits established by the government for small firm bankruptcy treatment. The portfolio may contract with fewer loads hauled in some verticals, while some growth may occur with new firms seeking working capital assistance. The impact of these potential future circumstances on our financial position and results of operations is unknown.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Income Statement Data:
Interest income	$74,398	$77,303	$149,812	$150,567
Interest expense	10,147	13,884	23,061	25,837
Net interest income	64,251	63,419	126,751	124,730
Credit loss expense	13,609	3,681	33,907	4,695
Net interest income after credit loss expense	50,642	59,738	92,844	120,035
Gain on sale of subsidiary or division	9,758	—	9,758	—
Other noninterest income	10,271	7,623	17,748	15,161
Noninterest income	20,029	7,623	27,506	15,161
Noninterest expense	52,726	50,704	107,479	99,270
Net income before income taxes	17,945	16,657	12,871	35,926
Income tax expense	4,505	3,927	3,881	8,408
Net income	$13,440	$12,730	$8,990	$27,518

Per Share Data:
Basic earnings per common share	$0.56	$0.48	$0.37	$1.04
Diluted earnings per common share	$0.56	$0.48	$0.37	$1.03
Weighted average shares outstanding - basic	23,987,049	26,396,351	24,150,689	26,537,255
Weighted average shares outstanding - diluted	24,074,442	26,486,423	24,294,507	26,638,426

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.25	$0.48	$0.07	$1.03
Adjusted weighted average shares outstanding - diluted	24,074,442	26,486,423	24,294,507	26,638,426

Performance ratios - Annualized:
Return on average assets	0.99%	1.09%	0.35%	1.21%
Return on average total equity	8.86%	7.83%	2.92%	8.55%
Return on average common equity	8.94%	7.83%	2.94%	8.55%
Return on average tangible common equity (1)	12.96%	11.19%	4.23%	12.29%
Yield on loans(2)	6.52%	7.95%	6.85%	7.97%
Cost of interest bearing deposits	1.08%	1.42%	1.21%	1.33%
Cost of total deposits	0.79%	1.14%	0.92%	1.07%
Cost of total funds	0.85%	1.40%	1.03%	1.34%
Net interest margin(2)	5.11%	5.99%	5.36%	6.07%
Efficiency ratio	62.56%	71.37%	69.68%	70.96%
Adjusted efficiency ratio (1)	70.75%	71.37%	74.38%	70.96%
Net noninterest expense to average assets	2.40%	3.68%	3.09%	3.69%
Adjusted net noninterest expense to average assets (1)	3.11%	3.68%	3.47%	3.69%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2020	2019
Balance Sheet Data:
Total assets	$5,617,493	$5,060,297
Cash and cash equivalents	437,064	197,880
Investment securities	343,822	262,674
Loans held for investment, net	4,338,698	4,165,420
Total liabilities	4,960,622	4,423,707
Noninterest bearing deposits	1,120,949	809,696
Interest bearing deposits	2,941,383	2,980,210
FHLB advances	455,000	430,000
Paycheck Protection Program Liquidity Facility	223,809	—
Subordinated notes	87,402	87,327
Junior subordinated debentures	39,816	39,566
Total stockholders’ equity	656,871	636,590
Preferred stockholders' equity	45,000	—
Common stockholders' equity	611,871	636,590

Per Share Data:
Book value per share	$25.28	$25.50
Tangible book value per share (1)	$17.59	$17.88
Shares outstanding end of period	24,202,686	24,964,961

Asset Quality ratios(3):
Past due to total loans(4)	1.50%	1.74%
Nonperforming loans to total loans	1.27%	0.97%
Nonperforming assets to total assets	1.20%	0.87%
ACL to nonperforming loans(5)	97.66%	71.63%
ACL to total loans(5)	1.24%	0.69%
Net charge-offs to average loans(6)	0.06%	0.17%

Capital ratios:
Tier 1 capital to average assets	9.98%	10.03%
Tier 1 capital to risk-weighted assets	10.57%	10.29%
Common equity Tier 1 capital to risk-weighted assets	8.84%	9.46%
Total capital to risk-weighted assets	13.44%	12.76%
Total stockholders' equity to total assets	11.69%	12.58%
Tangible common stockholders' equity ratio (1)	7.84%	9.16%

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

(2)	Performance ratios include discount accretion on purchased loans for the periods presented as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Loan discount accretion	$2,139	$1,297	$4,273	$2,854
(3)	Asset quality ratios exclude loans held for sale.
(4)	Past due ratio has been revised to exclude nonaccrual loans with contractual payments less than 30 days past due.
(5)	Beginning January 1, 2020, the allowance for credit losses was calculated in accordance with Accounting Standards Codification Topic 326, “Financial Instruments – Credit Losses” (“ASC 326”).
(6)	Net charge-offs to average loans ratios are for the six months ended June 30, 2020 and the year ended December 31, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net income available to common stockholders	$13,440	$12,730	$8,990	$27,518
Gain on sale of subsidiary or division	(9,758)	—	(9,758)	—
Tax effect of adjustments	2,451	—	2,451	—
Adjusted net income available to common stockholders	$6,133	$12,730	$1,683	$27,518
Weighted average shares outstanding - diluted	24,074,442	26,486,423	24,294,507	26,638,426
Adjusted diluted earnings per common share	$0.25	$0.48	$0.07	$1.03

Average total stockholders' equity	$610,258	$652,347	$618,808	$648,674
Average preferred stock liquidation preference	(5,934)	—	(2,967)	—
Average total common stockholders' equity	604,324	652,347	615,841	648,674
Average goodwill and other intangibles	187,255	196,001	188,307	197,189
Average tangible common equity	$417,069	$456,346	$427,534	$451,485

Net income available to common stockholders	$13,440	$12,730	$8,990	$27,518
Average tangible common equity	417,069	456,346	427,534	451,485
Return on average tangible common equity	12.96%	11.19%	4.23%	12.29%

Adjusted efficiency ratio:
Net interest income	$64,251	$63,419	$126,751	$124,730
Noninterest income	20,029	7,623	27,506	15,161
Operating revenue	84,280	71,042	154,257	139,891
Gain on sale of subsidiary or division	(9,758)	—	(9,758)	—
Adjusted operating revenue	$74,522	$71,042	$144,499	$139,891
Total noninterest expense	$52,726	$50,704	$107,479	$99,270
Adjusted efficiency ratio	70.75%	71.37%	74.38%	70.96%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$52,726	$50,704	$107,479	$99,270
Total noninterest income	20,029	7,623	27,506	15,161
Gain on sale of subsidiary or division	(9,758)	—	(9,758)	—
Adjusted noninterest income	10,271	7,623	17,748	15,161
Adjusted net noninterest expenses	$42,455	$43,081	$89,731	$84,109
Average total assets	5,487,072	4,694,647	5,196,815	4,598,735
Adjusted net noninterest expense to average assets ratio	3.11%	3.68%	3.47%	3.69%

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2020	2019
Total stockholders' equity	$656,871	$636,590
Preferred stock	(45,000)	—
Goodwill and other intangibles	(186,162)	(190,286)
Tangible common stockholders' equity	$425,709	$446,304
Common shares outstanding	24,202,686	24,964,961
Tangible book value per share	$17.59	$17.88

Total assets at end of period	$5,617,493	$5,060,297
Goodwill and other intangibles	(186,162)	(190,286)
Tangible assets at period end	$5,431,331	$4,870,011
Tangible common stockholders' equity ratio	7.84%	9.16%

Results of Operations

Three months ended June 30, 2020 compared with three months ended June 30, 2019.

Net Income

We earned net income of $13.4 million for the three months ended June 30, 2020 compared to $12.7 million for the three months ended June 30, 2019, an increase of $0.7 million.

The results for the three months ended June 30, 2020 were impacted by the gain on sale of TPF of $9.8 million. There were no merger and acquisition related activities during the three months ended June 30, 2019. Excluding the gain on sale, net of taxes, we earned adjusted net income of $6.1 million for the three months ended June 30, 2020 compared to $12.7 million for the three months ended June 30, 2019, a decrease of $6.6 million. The adjusted decrease was primarily the result of a $9.9 million increase in credit loss expense and a $2.0 million increase in noninterest expense offset by a $0.8 million increase in net interest income, a $2.6 million increase in adjusted noninterest income, and a $1.9 million decrease in adjusted income tax expense.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended June 30,
	2020			2019
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$262,615	$79	0.12%	$166,426	$1,022	2.46%
Taxable securities	303,519	2,400	3.18%	287,607	2,317	3.23%
Tax-exempt securities	43,796	276	2.53%	61,712	350	2.28%
FHLB and other restricted stock	36,375	148	1.64%	21,851	146	2.67%
Loans (1)	4,409,675	71,495	6.52%	3,707,987	73,468	7.95%
Total interest earning assets	5,055,980	74,398	5.92%	4,245,583	77,303	7.30%
Noninterest earning assets:
Cash and cash equivalents	58,993			80,796
Other noninterest earning assets	372,099			368,268
Total assets	$5,487,072			$4,694,647
Interest bearing liabilities:
Deposits:
Interest bearing demand	$630,023	$287	0.18%	$592,593	$391	0.26%
Individual retirement accounts	100,211	359	1.44%	111,962	437	1.57%
Money market	398,276	363	0.37%	419,066	1,473	1.41%
Savings	382,521	144	0.15%	366,953	120	0.13%
Certificates of deposit	1,008,644	5,055	2.02%	1,006,950	5,568	2.22%
Brokered time deposits	301,262	1,374	1.83%	337,086	2,021	2.40%
Other brokered deposits	4,670	2	0.17%	—	—	—
Total interest bearing deposits	2,825,607	7,584	1.08%	2,834,610	10,010	1.42%
Federal Home Loan Bank advances	678,225	572	0.34%	361,594	2,290	2.54%
Subordinated notes	87,368	1,321	6.08%	48,967	839	6.87%
Junior subordinated debentures	39,745	554	5.61%	39,241	744	7.60%
Other borrowings	137,045	116	0.34%	6,861	1	0.06%
Total interest bearing liabilities	3,767,990	10,147	1.08%	3,291,273	13,884	1.69%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,038,979			686,923
Other liabilities	69,845			64,104
Total equity	610,258			652,347
Total liabilities and equity	$5,487,072			$4,694,647
Net interest income		$64,251			$63,419
Interest spread (2)			4.84%			5.61%
Net interest margin (3)			5.11%			5.99%

(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

The following table presents loan yields earned on our community banking, commercial finance, and national lending loan portfolios:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019
Average community banking	$2,111,615	$2,166,122
Average commercial finance	1,259,584	1,168,110
Average national lending	1,038,476	373,755
Average total loans	$4,409,675	$3,707,987
Community banking yield	5.23%	5.88%
Commercial finance yield	10.21%	12.52%
National lending yield	4.67%	5.62%
Total loan yield	6.52%	7.95%

We earned net interest income of $64.3 million for the three months ended June 30, 2020 compared to $63.4 million for the three months ended June 30, 2019, an increase of $0.9 million, or 1.4%, primarily driven by the following factors.

Interest income decreased $2.9 million, or 3.8%, in spite of an increase in average interest earning assets of $810.4 million, or 19.1%. This was primarily caused by decreased average balances and yield on our factored receivable portfolio discussed below. The average balance of our higher yielding commercial finance loans increased $91.5 million, or 7.8%, from $1.168 billion for the three months ended June 30, 2019 to $1.260 billion for the three months ended June 30, 2020. The impact of increased average commercial finance balances was offset by decreased yields on factored receivables and increased average balances in our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $716.3 million for the three months ended June 30, 2020 compared to $297.6 million for the three months ended June 30, 2019. Further, we began originating PPP loans during the current quarter and carried $219.1 million of PPP loans at June 30, 2020. PPP loans carry coupon rate of 1% which has a meaningful downward impact on our loan yield. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $2.1 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively.

Interest expense decreased $3.7 million, or 26.9%, as a result of contraction in interest bearing liabilities as well as significant decreases in average rates. Average total interest bearing deposits decreased $9.0 million, or 0.3%, while average noninterest bearing demand deposits grew $352.1 million. We experienced declines in our higher cost deposit products as these were no longer needed to fund our growth. With the exception of increased average balances of subordinated notes, we generally decreased our use of other interest bearing borrowings period over period and the decrease in interest expense on these average balances was further aided by general decreases in average rates.

Net interest margin decreased to 5.11% for the three months ended June 30, 2020 from 5.99% for the three months ended June 30, 2019, a decrease of 88 basis points or 14.7%.

Our net interest margin was impacted by a decrease in our yield on interest earning assets of 138 basis points to 5.92% for the three months ended June 30, 2020. This decrease was driven by lower yields and a change in the overall mix within our loan portfolio period over period which drove a 143 basis point reduction in our loan yield to 6.52% for the same period. As previously discussed, we added $219.1 million of PPP loans with a coupon rate of 1% during the three months ended June 30, 2020. Our higher yielding average commercial finance products as a percentage of the total loan portfolio decreased from 31.5% for the three months ended June 30, 2019 to 28.6% for the three months ended June 30, 2020 contributing to the overall decrease in yield on our loan portfolio. Average factored receivables as a percentage of the total commercial finance portfolio also decreased from 48.5% at June 30, 2019 to 44.7% at June 30, 2020. Further, we experienced decreased yields on our factored receivables during the three months ended June 30, 2020 leading to decreased yields from our commercial finance portfolio. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 85% at June 30, 2020 compared to 79% at June 30, 2019. Yields on our non-loan interest earning assets generally decreased period over period as well.

The decrease in our net interest margin was partially offset by a decrease in our average cost of interest bearing liabilities of 61 basis points. This decrease was caused by a decreased use of interest bearing deposits to fund our growth period over period as well as lower interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Three Months Ended
	June 30, 2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(972)	$29	$(943)
Taxable securities	(43)	126	83
Tax-exempt securities	39	(113)	(74)
FHLB and other restricted stock	(57)	59	2
Loans	(13,350)	11,377	(1,973)
Total interest income	(14,383)	11,478	(2,905)
Interest bearing liabilities:
Interest bearing demand	(121)	17	(104)
Individual retirement accounts	(36)	(42)	(78)
Money market	(1,091)	(19)	(1,110)
Savings	18	6	24
Certificates of deposit	(521)	8	(513)
Brokered time deposits	(484)	(163)	(647)
Other brokered deposits	—	2	2
Total interest bearing deposits	(2,235)	(191)	(2,426)
Federal Home Loan Bank advances	(1,985)	267	(1,718)
Subordinated notes	(99)	581	482
Junior subordinated debentures	(197)	7	(190)
Other borrowings	5	110	115
Total interest expense	(4,511)	774	(3,737)
Change in net interest income	$(9,872)	$10,704	$832

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

The following table presents the major categories of credit loss expense:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Credit loss expense on loans	$10,969	$3,681	$7,288	198.0%
Credit loss expense on off balance sheet credit exposures	911	—	911	100.0%
Credit loss expense on held to maturity securities	1,729	—	1,729	100.0%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$13,609	$3,681	$9,928	269.7%

Upon and subsequent to adoption of ASC 326, for available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At March 31, 2020 and June 30, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended June 30, 2020.

Upon and subsequent to adoption of ASC 326, the ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2020 and December 31, 2019, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At January 1, 2020, March 31, 2020, and June 30, 2020, the Company carried $8.4 million, $8.3 million, and $8.1 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $0.1 million at January 1, 2020 and March 31, 2020. During the three months ended June 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The ACL on these balances was $1.9 million at June 30, 2020 resulting in $1.7 million of credit loss expense recognized during the three months ended June 30, 2020. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.

Our ACL on loans was $54.6 million as of June 30, 2020, compared to $29.1 million as of December 31, 2019, representing an ALLL to total loans ratio of 1.24% and 0.69% respectively. Upon adoption of ASC 326, management booked an increase of $0.3 million to the ACL and a decrease to retained earnings net of the deferred tax impact. The Day 1 adjustment upon adoption raised the ACL balance to $29.4 million on January 1, 2020.

Our credit loss expense on loans increased $7.3 million, or 198.0%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The increased credit loss expense was primarily the result of significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers over the reasonable and supportable forecast period. See further discussion in the allowance for credit loss section below. The deterioration of forecasted loss assumptions and minimal changes to qualitative loss factors resulted in approximately $12.2 million of credit loss expense for the three months ended June 30, 2020. For the three months ended June 30, 2019, changes to loss factors under the incurred loss allowance methodology had an insignificant impact on credit loss expense.

The increase in credit loss expense was further driven by net new specific reserves. We recorded net new specific reserves of $1.8 million during the three months ended June 30, 2020 compared to $1.2 million during the three months ended June 30, 2019. We experienced lower total net charge-offs of $1.1 million in the three months ended June 30, 2020 compared to $1.9 million for the same period in 2019. However, approximately $0.1 million and $1.5 million of the charge-offs for the three months ended June 30, 2020 and 2019, respectively, had specific reserves previously recorded.

Decreased loan growth and change in mix partially offset the increase in credit loss expense period over period. During the three months ended June 30, 2020, outstanding loans increased $72.8 million from March 31, 2020. When this increase is adjusted for PPP loan growth of $219.1 million, loans decreased $146.3 million during the three months ended June 30, 2020.  Refer to discussion of the allowance for credit losses below for ACL considerations regarding our PPP loans. During the three months ended June 30, 2019, outstanding loans increased $223.0 million from March 31, 2019. For the three months ended June 30, 2020, decreases in loan volume and changes in mix resulted in a reduction of approximately $4.0 million of credit loss expense. Changes in loan volume and mix resulted in an increase in credit loss expense for the three months ended June 30, 2019.

Credit loss expense for off balance sheet credit exposures increased $0.9 million, primarily due to increased assumed loss rates on estimated funding as a result of the COVID-19 virus. The Company also experienced an increase in commitments to fund during the period. Prior to January 1, 2020, credit loss expense for off balance sheet credit exposures was recorded in other noninterest expense. Credit loss expense for off balance sheet credit exposures was immaterial to operations for the three months ended June 30, 2019.

Noninterest Income

The following table presents our major categories of noninterest income:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Service charges on deposits	$573	$1,700	$(1,127)	(66.3%)
Card income	1,941	2,071	(130)	(6.3%)
Net OREO gains (losses) and valuation adjustments	(101)	148	(249)	(168.2%)
Net gains (losses) on sale or call of securities	63	14	49	350.0%
Fee income	1,304	1,519	(215)	(14.2%)
Insurance commissions	864	961	(97)	(10.1%)
Gain on sale of subsidiary or division	9,758	—	9,758	100.0%
Other	5,627	1,210	4,417	365.0%
Total noninterest income	$20,029	$7,623	$12,406	162.7%

Noninterest income increased $12.4 million, or 162.7%. Noninterest income for the three months ended June 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, we earned adjusted noninterest income of $10.2 million for the three months ended June 30, 2020, resulting in an adjusted increase in noninterest income of $2.6 million, or 34.2%, period over period. Changes in selected components of noninterest income in the above table are discussed below.

•

Service charges on deposits. Service charges on deposit accounts, including overdraft and non-sufficient funds fees, decreased $1.1 million, or 66.3%. In keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees were temporary and expired on June 1, 2020.

•

Other. Other noninterest income, consisting of income associated with bank-owned life insurance and other miscellaneous activities, increased $4.4 million primarily due to the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the three months ended June 30, 2020. This revenue was recognized at the time of closing as all required services had been completed. The increase in other noninterest income was also driven by a $1.3 million gain on sale of liquid credit and mortgage loans during the three months ended June 30, 2020. The remaining increase was driven by organic growth in our operations. There were no significant items within in the components of other noninterest income during the three months ended June 30, 2019.

Noninterest Expense

The following table presents our major categories of noninterest expense:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$30,804	$28,120	$2,684	9.5%
Occupancy, furniture and equipment	4,964	4,502	462	10.3%
FDIC insurance and other regulatory assessments	495	303	192	63.4%
Professional fees	1,651	1,550	101	6.5%
Amortization of intangible assets	2,046	2,347	(301)	(12.8%)
Advertising and promotion	1,151	1,796	(645)	(35.9%)
Communications and technology	5,444	4,988	456	9.1%
Travel and entertainment	196	1,414	(1,218)	(86.1%)
Other	5,975	5,684	291	5.1%
Total noninterest expense	$52,726	$50,704	$2,022	4.0%

Noninterest expense increased $2.0 million, or 4.0%. Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $2.7 million, or 9.5%, which is primarily due to temporary increased pay to branch employees during the COVID-19 pandemic, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce decreased slightly; however, this decrease had an insignificant impact on salaries and employee benefits expense. Our average full-time equivalent employees were 1,131.0 and 1,138.7 for the three months ended June 30, 2020 and 2019, respectively.

•	Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $0.5 million, or 10.3%, primarily due growth in our operations period over period.
•	Advertising and Promotion. Advertising and promotion expense decreased $0.6 million, or 35.9%, primarily due to pull back in this type of spending as a result of the COVID-19 pandemic.
•

Communications and Technology. Communications and technology expenses increased $0.5 million, or 9.1%, primarily as a result as a result of increased information technology license and software maintenance expense as well as continued spend on technology designed to improve efficiency in our operations.

•	Travel and Entertainment. Travel and entertainment expense decreased $1.2 million, or 86.1%, primarily due to the impact of the COVID-19 pandemic on such activities.
•

Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $0.3 million, or 5.1%. There were no significant increases or decreases in the individual components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense increased $0.6 million, or 15.4%, from $3.9 million for the three months ended June 30, 2019 to $4.5 million for the three months ended June 30, 2020. The increase in income tax expense period over period is consistent with the increase in pre-tax income for the same periods. The effective tax rate was 25% for the three months ended June 30, 2020, compared to 24% for the three months ended June 30, 2019.

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

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2019 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on Federal Home Loan Bank advance rates. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned accordingly. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended June 30, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$54,003	$20,387	$8	$74,398
Intersegment interest allocations	2,487	(2,487)	—	—
Total interest expense	8,272	—	1,875	10,147
Net interest income (expense)	48,218	17,900	(1,867)	64,251
Credit loss expense	12,040	(160)	1,729	13,609
Net interest income after credit loss expense	36,178	18,060	(3,596)	50,642
Gain on sale of subsidiary or division	9,758	—	—	9,758
Other noninterest income	8,816	1,072	383	10,271
Noninterest expense	39,782	11,967	977	52,726
Operating income (loss)	$14,970	$7,165	$(4,190)	$17,945

(Dollars in thousands)
Three Months Ended June 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$52,258	$24,762	$283	$77,303
Intersegment interest allocations	2,512	(2,512)	—	—
Total interest expense	12,301	—	1,583	13,884
Net interest income (expense)	42,469	22,250	(1,300)	63,419
Credit loss expense	2,874	807	—	3,681
Net interest income after credit loss expense	39,595	21,443	(1,300)	59,738
Noninterest income	6,453	1,205	(35)	7,623
Noninterest expense	36,651	13,253	800	50,704
Operating income (loss)	$9,397	$9,395	$(2,135)	$16,657

(Dollars in thousands)
June 30, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,550,816	$606,601	$791,431	$(1,331,355)	$5,617,493
Gross loans	$4,302,778	$528,379	$800	$(438,646)	$4,393,311

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512

Banking

(Dollars in thousands)	Three Months Ended June 30,
Banking	2020	2019	$ Change	% Change
Total interest income	$54,003	$52,258	$1,745	3.3%
Intersegment interest allocations	2,487	2,512	(25)	(1.0%)
Total interest expense	8,272	12,301	(4,029)	(32.8%)
Net interest income (expense)	48,218	42,469	5,749	13.5%
Credit loss expense	12,040	2,874	9,166	318.9%
Net interest income (expense) after credit loss expense	36,178	39,595	(3,417)	(8.6%)
Gain on sale of subsidiary or division	9,758	—	9,758	100.0%
Other noninterest income	8,816	6,453	2,363	36.6%
Noninterest expense	39,782	36,651	3,131	8.5%
Operating income (loss)	$14,970	$9,397	$5,573	59.3%

Our Banking segment’s operating income increased $5.6 million, or 59.3%. Our Banking segment’s operating income for the three months ended June 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, our Banking segment’s adjusted operating income was $5.2 million for the three months ended June 30, 2020, resulting in an adjusted decrease in operating income of $4.2 million, or 44.7%, period over period.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products. Average loans in our Banking segment increased 18.7% from $3.623 billion for the three months ended June 30, 2019 to $4.301 billion for the three months ended June 30, 2020. The increase in interest income due to increased average balances of our interest earning assets was partially offset by lower yields across almost all of our interest earning asset groups.

Interest expense decreased as a result of contraction in interest bearing liabilities as well as significant decreases in average rates. Noninterest bearing demand deposits increased significantly allowing us to decrease our reliance on higher cost deposit products to fund our growth. Our use of other interest bearing borrowings also generally decreased period over period.

Credit loss expense at our banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $11.1 million for the three months ended June 30, 2020 compared to $2.9 million for the three months ended June 30, 2019. The increased credit loss expense related to loans for our Banking segment was primarily the result of significant expected deterioration in the loss drivers that the Company forecasts to calculate expected losses and minimal changes in qualitative loss factors. The deterioration in forecasted loss assumptions resulted in approximately $12.2 million of credit loss expense for the three months ended June 30, 2020. For the three months ended June 30, 2019, changes to loss factors under the incurred loss allowance methodology resulted in approximately $0.7 million of credit loss expense at our Banking segment. The increase in the credit loss expense at our Banking segment was further driven by net new specific reserves. We recorded net new specific reserves at our Banking segment of $2.0 million during the three months ended June 30, 2020 compared to $0.1 million during the three months ended June 30, 2019. We experienced lower total net charge-offs at our Banking segment of $0.3 million during the three months ended June 30, 2020 compared to $0.4 million for the same period in 2019.  Charge-offs during the three months ended June 30, 2020 and 2019 did not have previously established reserves. Decreased loan growth and change in mix at our Banking segment offset the increase in credit loss expense period over period. For the three months ended June 30, 2020, changes in loan volume and mix resulted in a decrease in credit loss expense of approximately $3.4 million. Changes in loan volume and mix resulted in an increase in credit loss expense of $1.6 million for the three months ended June 30, 2019.

Credit loss expense for off balance sheet credit exposures at our Banking segment was $0.9 million for the three months ended June 30, 2020. This expense was driven by an increase in required ACL for off balance sheet credit exposures, primarily due to increased assumed loss rates on estimated funding as a result of the COVID-19 virus. The Company also experienced an increase in commitments to fund during the period. Prior to January 1, 2020, credit loss expense for off balance sheet credit exposures was recorded in other noninterest expense. Credit loss expense for off balance sheet credit exposures at our Banking segment was insignificant for the three months ended June 30, 2019.

Noninterest income at our Banking segment increased primarily due to the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the three months ended June 30, 2020. The increase in other noninterest income was also driven by a $1.3 million gain on sale of liquid credit and mortgage loans during the three months ended June 30, 2020. Smaller increases were driven by organic growth in our operations. The increase was partially offset by a $1.1 million decrease in service charges on deposits caused by our willingness to actively work with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.

Noninterest expense increased due to incremental costs associated with the growth in our Banking segment infrastructure. In addition, increases due to temporary increased pay to branch employees during the COVID-19 pandemic, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.

Factoring

(Dollars in thousands)	Three Months Ended June 30,
Factoring	2020	2019	$ Change	% Change
Total interest income	$20,387	$24,762	$(4,375)	(17.7%)
Intersegment interest allocations	(2,487)	(2,512)	25	1.0%
Total interest expense	—	—	—	—
Net interest income (expense)	17,900	22,250	(4,350)	(19.6%)
Credit loss expense	(160)	807	(967)	(119.8%)
Net interest income (expense) after credit loss expense	18,060	21,443	(3,383)	(15.8%)
Noninterest income	1,072	1,205	(133)	(11.0%)
Noninterest expense	11,967	13,253	(1,286)	(9.7%)
Operating income (loss)	$7,165	$9,395	$(2,230)	(23.7%)

	Three Months Ended June 30,
	2020	2019
Factored receivable period end balance	$528,379,000	$544,601,000
Yield on average receivable balance	15.48%	18.73%
Rolling twelve quarter annual charge-off rate	0.43%	0.40%
Factored receivables - transportation concentration	85%	83%

Interest income, including fees	$20,387,000	$24,762,000
Non-interest income	1,072,000	1,205,000
Factored receivable total revenue	21,459,000	25,967,000
Average net funds employed	477,112,000	483,203,000
Yield on average net funds employed	18.09%	21.55%

Accounts receivable purchased	$1,238,465,000	$1,408,982,000
Number of invoices purchased	812,902	874,248
Average invoice size	$1,524	$1,612
Average invoice size - transportation	$1,378	$1,492
Average invoice size - non-transportation	$4,486	$3,047

Our Factoring segment’s operating income decreased $2.2 million, or 23.7%.

Our average invoice size decreased 5.5% from $1,612 for the three months ended June 30, 2019 to $1,524 for the three months ended June 30, 2020, while the number of invoices purchased decreased 7.0% period over period.

Overall average net funds employed (“NFE”) was down 1.3% during the three months ended June 30, 2020 compared to the same period in 2019. The decrease in average NFE was the result of decreased invoice purchase volume as well as decreased average invoice size due to the impact of the COVID-19 pandemic on over-the-road transportation. These effects were most pronounced during the first two months of the second quarter of 2020 with some signs that the transportation sector was rebounding during the last month of the quarter. After record transportation invoice prices in 2018, 2019 trended toward the longer term levels. See further discussion under the Recent Developments: COVID-19 and the CARES Act section. The decrease in net interest income is primarily due to decreased purchase discount rates driven by greater focus on larger lower priced fleets, competitive pricing pressure, and the aforementioned impact of COVID-19. This impact was partially offset by increased concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was up 2% period over period from 83% at June 30, 2019 to 85% at June 30, 2020.

The decrease in credit loss expense was primarily the result of net new specific reserves activity on specific at-risk balances at our Factoring segment. Specific reserve activity drove $1.0 million of credit loss expense for the three months ended June 30, 2019 compared to a benefit of $0.2 million for the three months ended June 30, 2020. Additionally, the ending balance of our factored receivables portfolio contracted by $113.0 million during the three months ended June 30, 2020 compared to growth in the ending balance of factored receivables of $10.2 million during the three months ended June 30, 2019. Lower growth in the ending balance of the factored receivables portfolio during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 also drove the decrease in credit loss expense. These effects were partially offset by charge-off activity. While net charge-offs decreased from $1.4 million for the three months ended June 30, 2019 to $0.8 million for the three months ended June 30, 2020, such charge-offs were fully reserved for the three months ended June 30, 2019 compared to a previously established reserve of $0.1 million for the charge-offs recognized during the three months ended June 30, 2020. Changes to the rates used to establish the ACL during the three months ended June 30, 2020 and 2019 had an insignificant impact on credit loss expense.

The decrease in noninterest income was primarily driven by decreased activity resulting from the COVID-19 pandemic. The decrease in noninterest expense was driven primarily by reduced personnel, operating, and technology costs reflecting improved productivity and lower consulting spend.

Corporate

(Dollars in thousands)	Three Months Ended June 30,
Corporate	2020	2019	$ Change	% Change
Total interest income	$8	$283	$(275)	(97.2%)
Intersegment interest allocations	—	—	—	—
Total interest expense	1,875	1,583	292	18.4%
Net interest income (expense)	(1,867)	(1,300)	(567)	(43.6%)
Credit loss expense	1,729	—	1,729	100.0%
Net interest income (expense) after credit loss expense	(3,596)	(1,300)	(2,296)	(176.6%)
Noninterest income	383	(35)	418	1194.3%
Noninterest expense	977	800	177	22.1%
Operating income (loss)	$(4,190)	$(2,135)	$(2,055)	(96.3%)

The Corporate segment reported an operating loss of $4.2 million for the three months ended June 30, 2020 compared to an operating loss of $2.1 million for the three months ended June 30, 2019. The increase in operating loss was primarily driven by activity related to our three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds designated as held to maturity. These securities are required to carry an ACL in accordance with ASC 326. During the three months ended June 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The ACL on these balances was $1.9 million at June 30, 2020 resulting in $1.7 million of credit loss expense recognized during the three months ended June 30, 2020. Given increased uncertainty related to projected future cash flows, these securities were designated as nonaccrual during the three months ended June 30, 2020 resulting in a reversal of interest income during the period. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Results of Operations

Six months ended June 30, 2020 compared with six months ended June 30, 2019

Net Income

We earned net income of $9.0 million for the six months ended June 30, 2020 compared to $27.5 million for the six months ended June 30, 2019, a decrease of $18.5 million.

The results for the six months ended June 30, 2020 were impacted by the gain on sale of TPF of $9.8 million. There were no merger and acquisition related activities during the six months ended June 30, 2019. Excluding the gain on sale, net of taxes, we earned adjusted net income of $1.7 million for the six months ended June 30, 2020 compared to $27.5 million for the six months ended June 30, 2019, a decrease of $25.8 million. The adjusted decrease was primarily the result of a $29.2 million increase in credit loss expense and an $8.2 million increase in noninterest expense offset in part by a $2.0 million increase in net interest income, a $2.6 million increase in adjusted noninterest income, and a $7.0 million decrease in adjusted income tax expense.

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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Six Months Ended June 30,
	2020			2019
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)
Interest earning assets:
Cash and cash equivalents	$201,869	$567	0.56%	$146,510	$1,800	2.48%
Taxable securities	266,257	4,355	3.29%	281,657	4,485	3.21%
Tax-exempt securities	34,860	428	2.47%	75,115	826	2.22%
FHLB and other restricted stock	28,736	352	2.46%	19,867	338	3.44%
Loans (1)	4,227,758	144,110	6.85%	3,621,993	143,118	7.97%
Total interest earning assets	4,759,480	149,812	6.33%	4,145,142	150,567	7.32%
Noninterest earning assets:
Cash and cash equivalents	59,988			85,978
Other noninterest earning assets	377,347			367,615
Total assets	$5,196,815			$4,598,735
Interest bearing liabilities:
Deposits:
Interest bearing demand	$608,347	$631	0.21%	$599,307	$764	0.26%
Individual retirement accounts	101,781	761	1.50%	112,794	842	1.51%
Money market	420,046	1,393	0.67%	414,037	2,804	1.37%
Savings	373,204	267	0.14%	368,502	243	0.13%
Certificates of deposit	1,038,333	11,063	2.14%	921,209	9,534	2.09%
Brokered time deposits	323,054	3,144	1.96%	345,411	4,041	2.36%
Other brokered deposits	2,335	2	0.17%	—	—	—
Total interest bearing deposits	2,867,100	17,261	1.21%	2,761,260	18,228	1.33%
Federal Home Loan Bank advances	518,755	1,815	0.70%	347,182	4,426	2.57%
Subordinated notes	87,345	2,668	6.14%	48,954	1,678	6.91%
Junior subordinated debentures	39,677	1,200	6.08%	39,184	1,504	7.74%
Other borrowings	69,878	117	0.34%	5,467	1	0.04%
Total interest bearing liabilities	3,582,755	23,061	1.29%	3,202,047	25,837	1.63%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	924,817			683,252
Other liabilities	70,435			64,762
Total equity	618,808			648,674
Total liabilities and equity	$5,196,815			$4,598,735
Net interest income		$126,751			$124,730
Interest spread (2)			5.04%			5.69%
Net interest margin (3)			5.36%			6.07%
(1)	Balance totals include respective nonaccrual assets.
(2)	Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)	Net interest margin is the ratio of net interest income to average interest earning assets.
(4)	Ratios have been annualized.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Average community banking	$2,076,436	$2,135,142
Average commercial finance	1,276,166	1,146,166
Average national lending	875,156	340,685
Average total loans	$4,227,758	$3,621,993
Community banking yield	5.45%	5.90%
Commercial finance yield	10.61%	12.51%
National lending yield	4.72%	5.67%
Total loan yield	6.85%	7.97%

We earned net interest income of $126.8 million for the six months ended June 30, 2020 compared to $124.7 million for the six months ended June 30, 2019, an increase of $2.1 million, or 1.7%, primarily driven by the following factors.

Interest income decreased $0.8 million, or 0.5%, in spite of an increase in total average interest earning assets of $614.3 million, or 14.8%. This was primarily caused by decreased average balances and yield on our factored receivable portfolio discussed below. The average balance of our higher yielding commercial finance loans increased $130.0 million, or 11.3%, from $1.146 billion for the six months ended June 30, 2019 to $1.276 billion for the six months ended June 30, 2020. The impact of increased average commercial finance balances was offset by decreased yields on factored receivables and increased average balances in our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $614.9 million for the six months ended June 30, 2020 compared to $266.7 million for the six months ended June 30, 2019. Further, we began originating PPP loans during the second quarter and carried $219.1 million of PPP loans at June 30, 2020. PPP loans carry a coupon rate of 1% which has a meaningful downward impact on our loan yield. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $4.3 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively.

Interest expense decreased $2.8 million, or 10.7%, in spite of growth in average interest bearing liabilities. More specifically, average total interest bearing deposits increased $105.8 million, or 3.8%. The decrease in interest expense was the result of lower average rates discussed below.

Net interest margin decreased to 5.36% for the six months ended June 30, 2020 from 6.07% for the six months ended June 30, 2019, a decrease of 71 basis points, or 11.7%.

Our net interest margin was impacted by a decrease in yield on our interest earning assets of 99 basis points to 6.33% for the six months ended June 30, 2020. This decrease was driven by lower yields and a change in the overall mix within our loan portfolio period over period which drove a 112 basis point reduction in our loan yield to 6.85% for the same period. As previously discussed, we added $219.1 million of PPP loans with a coupon rate of 1% during the six months ended June 30, 2020. Our higher yielding average commercial finance products as a percentage of the total loan portfolio decreased from 31.6% for the six months ended June 30, 2019 to 30.2% for the six months ended June 30, 2020 contributing to the overall decrease in yield on our loan portfolio. Average factored receivables as a percentage of the total commercial finance portfolio decreased from 49.7% for the six months ended June 30, 2019 to 46.2% for the six months ended June 30, 2020. Further, we experienced decreased yields on our factored receivables during the six months ended June 30, 2020 leading to decreased yields from our commercial finance portfolio. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 85% at June 30, 2020 compared to 79% at June 30, 2019. Yields on our non-loan interest earning assets generally decreased period over period as well.

The decrease in our net interest margin was partially offset by a decrease in our average cost of interest bearing liabilities of 34 basis points. This decrease was caused by lower interest rates paid on our interest bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Six Months Ended
	June 30, 2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(1,388)	$155	$(1,233)
Taxable securities	122	(252)	(130)
Tax-exempt securities	96	(494)	(398)
FHLB and other restricted stock	(95)	109	14
Loans	(19,656)	20,648	992
Total interest income	(20,921)	20,166	(755)
Interest bearing liabilities:
Interest bearing demand	(142)	9	(133)
Individual retirement accounts	1	(82)	(81)
Money market	(1,431)	20	(1,411)
Savings	21	3	24
Certificates of deposit	281	1,248	1,529
Brokered time deposits	(679)	(218)	(897)
Other brokered deposits	—	2	2
Total interest bearing deposits	(1,949)	982	(967)
Federal Home Loan Bank advances	(3,211)	600	(2,611)
Subordinated notes	(183)	1,173	990
Junior subordinated debentures	(319)	15	(304)
Other borrowings	8	108	116
Total interest expense	(5,654)	2,878	(2,776)
Change in net interest income	$(15,267)	$17,288	$2,021

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

The following table presents the major categories of credit loss expense:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Credit loss expense on loans	$28,330	$4,695	$23,635	503.4%
Credit loss expense on off balance sheet credit exposures	3,848	—	3,848	100.0%
Credit loss expense on held to maturity securities	1,729	—	1,729	100.0%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$33,907	$4,695	$29,212	622.2%

Upon and subsequent to adoption of ASC 326, for available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At January 1, 2020 and June 30, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the six months ended June 30, 2020.

Upon and subsequent to adoption of ASC 326, the ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2020 and December 31, 2019, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At January 1, 2020 and June 30, 2020, the Company carried $8.4 million and $8.1 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $0.1 million at January 1, 2020. During the three months ended June 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The ACL on these balances was $1.9 million at June 30, 2020 resulting in $1.7 million of credit loss expense recognized during the six months ended June 30, 2020.  Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.

Our ACL was $54.6 million as of June 30, 2020 versus $29.1 million as of December 31, 2019, representing an ACL to total loans ratio of 1.24% and 0.69% respectively.

Our credit loss expense on loans increased $23.6 million, or 503.4%, for the six months ended June 30, 2020 compared the six months ended June 30, 2019.

The increased credit loss expense was primarily the result of significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers over the reasonable and supportable forecast period. See further discussion in the allowance for credit loss section below. The deterioration of forecasted loss assumptions and minimal changes to qualitative loss factors resulted in approximately $22.7 million of credit loss expense for the six months ended June 30, 2020. For the three months ended June 30, 2019, changes to loss factors under the incurred loss allowance methodology had an insignificant impact on credit loss expense.

The increase in credit loss expense was further driven by net new specific reserves. We recorded net new specific reserves of $4.8 million during the six months ended June 30, 2020 compared to $2.4 million during the six months ended June 30, 2019. We experienced lower total net charge-offs of $2.6 million in the six months ended June 30, 2020 compared to $2.8 million for the same period in 2019. However, approximately $0.8 million and $1.9 million of the charge-offs for the six months ended June 30, 2020 and 2019, respectively, had specific reserves previously recorded.

Decreased loan growth and change in mix partially offset the increase in credit loss expense period over period. During the six months ended June 30, 2020, outstanding loans increased $198.8 million from December 31, 2019. When this increase is adjusted for PPP loan growth of $219.1 million, loans decreased $20.3 million during the six months ended June 30, 2020.  Refer to discussion of the allowance for credit losses below for ACL considerations regarding our PPP loans. During the six months ended June 30, 2019, outstanding loans increased $227.3 million from December 31, 2018. For the six months ended June 30, 2020, decreases in loan volume and changes in mix decreased credit loss expense by $1.1 million. Changes in loan volume and mix resulted in $1.4 million of credit loss expense for the six months ended June 30, 2019.

Credit loss expense for off balance sheet credit exposures increased $3.8 million, primarily due to increased assumed loss rates on estimated funding as a result of the COVID-19 virus. The Company also experienced an increase in commitments to fund during the period. Prior to January 1, 2020, credit loss expense for off balance sheet credit exposures was recorded in other noninterest expense. Credit loss expense for off balance sheet credit exposures for the six months ended June 30, 2019 was insignificant.

Noninterest Income

The following table presents our major categories of noninterest income:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Service charges on deposits	$2,161	$3,306	$(1,145)	(34.6%)
Card income	3,741	3,915	(174)	(4.4%)
Net OREO gains (losses) and valuation adjustments	(358)	357	(715)	(200.3%)
Net gains (losses) on sale or call of securities	101	3	98	3266.7%
Fee income	2,990	3,131	(141)	(4.5%)
Insurance commissions	1,915	1,880	35	1.9%
Gain on sale of subsidiary or division	9,758	—	9,758	100.0%
Other	7,198	2,569	4,629	180.2%
Total noninterest income	$27,506	$15,161	$12,345	81.4%

Noninterest income increased $12.3 million, or 81.4%. Noninterest income for the six months ended June 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, we earned adjusted noninterest income of $17.7 million for the six months ended June 30, 2020, resulting in an adjusted increase in noninterest income of $2.6 million, or 17.1%, period over period. Changes in selected components of noninterest income in the above table are discussed below.

•

Service Charges on Deposits. Service charges on deposit accounts, including overdraft and non-sufficient funds fees, decreased $1.1 million, or (34.6%). In keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees were temporary and expired on June 1, 2020.

•

Net OREO gains (losses) and valuation adjustments. Net OREO gains (losses) and valuation adjustments, which represents gains and losses on loans transferred to OREO, gains and losses on the sale of OREO, and valuation adjustments recorded due to the subsequent change in fair value less costs to sell of OREO, reflect increased losses of $0.7 million. OREO activity on any individual assets during the six months ended June 30, 2020 and 2019 was not significant.

•

Other. Other noninterest income, including income associated with bank-owned life insurance and other miscellaneous activities, increased $4.6 million, or 180.2% primarily due to the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the six months ended June 30, 2020. This revenue was recognized at the time of closing as all required services had been completed. The increase in other noninterest income was also driven by a $2.1 million gain on sale of liquid credit and mortgage loans during the six months ended June 30, 2020. Gain on sale of loans was $0.3 million for the six months ended June 30, 2019. The remaining increase was driven by organic growth in our operations. There were no significant items within in the components of other noninterest income during the three months ended June 30, 2019.

Noninterest Expense

The following table presents our major categories of noninterest expense:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$61,526	$54,559	$6,967	12.8%
Occupancy, furniture and equipment	10,146	9,024	1,122	12.4%
FDIC insurance and other regulatory assessments	810	602	208	34.6%
Professional fees	3,758	3,415	343	10.0%
Amortization of intangible assets	4,124	4,749	(625)	(13.2%)
Advertising and promotion	2,443	3,400	(957)	(28.1%)
Communications and technology	10,945	9,862	1,083	11.0%
Travel and entertainment	1,190	2,439	(1,249)	(51.2%)
Other	12,537	11,220	1,317	11.7%
Total noninterest expense	$107,479	$99,270	$8,209	8.3%

Noninterest expense increased $8.2 million, or 8.3%. Details of the more significant changes in the various components of noninterest expense are further discussed below.

•

Salaries and Employee Benefits. Salaries and employee benefits expenses increased $7.0 million, or 12.8%, which is primarily due to temporary increased pay to branch employees during the COVID-19 pandemic, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce decreased slightly; however, this decrease had an insignificant impact on salaries and benefits expense. Our average full-time equivalent employees were 1,123.2 and 1,135.1 for the six months ended June 30, 2020 and 2019, respectively.

•	Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.1 million, or 12.4%, primarily due to growth in our operations period over period.
•

Amortization of intangible assets. Amortization of intangible assets decreased $0.6 million, or (13.2%), due to lower amortizable intangible asset balances during the six months ended June 30, 2020 compared to the same period during 2019.

•	Advertising and promotion. Advertising and promotion expenses decreased $1.0 million, or (28.1%), primarily due to pull back in this type of spending as a result of the COVID-19 pandemic.
•

Communications and Technology. Communications and technology expenses increased $1.1 million, or 11.0%, primarily as a result as a result of increased information technology license and software maintenance expense as well as continued spend on technology designed to improve efficiency in our operations.

•	Travel and entertainment. Travel and entertainment expenses decreased $1.2 million, or 51.2%, primarily due to the impact of the COVID-19 pandemic on such activities.
•

Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $1.3 million, or 11.7%. There were no significant increases or decreases in the individual components of other noninterest expense period over period.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense decreased $4.5 million, or 53.6%, from $8.4 million for the six months ended June 30, 2019 to $3.9 million for the six months ended June 30, 2020. The effective tax rate was 30% for the six months ended June 30, 2020 and 23% for the six months ended June 30, 2019. The increase in our effective tax rate was primarily driven by an adjustment to state taxes. Our effective tax rate is expected to return to approximately 24% in future periods.

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

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2019 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on Federal Home Loan Bank advance rates. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned accordingly. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Six Months Ended June 30, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$105,670	$43,884	$258	$149,812
Intersegment interest allocations	5,561	(5,561)	—	—
Total interest expense	19,192	—	3,869	23,061
Net interest income (expense)	92,039	38,323	(3,611)	126,751
Credit loss expense	30,795	1,384	1,728	33,907
Net interest income after credit loss expense	61,244	36,939	(5,339)	92,844
Gain on sale of subsidiary or division	9,758	—	—	9,758
Other noninterest income	15,096	2,368	284	17,748
Noninterest expense	81,417	24,030	2,032	107,479
Operating income (loss)	$4,681	$15,277	$(7,087)	$12,871

(Dollars in thousands)
Six Months Ended June 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$101,379	$48,566	$622	$150,567
Intersegment interest allocations	5,150	(5,150)	—	—
Total interest expense	22,655	—	3,182	25,837
Net interest income (expense)	83,874	43,416	(2,560)	124,730
Credit loss expense	3,828	944	(77)	4,695
Net interest income after credit loss expense	80,046	42,472	(2,483)	120,035
Noninterest income	12,751	2,281	129	15,161
Noninterest expense	71,038	26,546	1,686	99,270
Operating income (loss)	$21,759	$18,207	$(4,040)	$35,926

(Dollars in thousands)
June 30, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,550,816	$606,601	$791,431	$(1,331,355)	$5,617,493
Gross loans	$4,302,778	$528,379	$800	$(438,646)	$4,393,311

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512

Banking

(Dollars in thousands)	Six Months Ended June 30,
Banking	2020	2019	$ Change	% Change
Total interest income	$105,670	$101,379	$4,291	4.2%
Intersegment interest allocations	5,561	5,150	411	8.0%
Total interest expense	19,192	22,655	(3,463)	(15.3%)
Net interest income (expense)	92,039	83,874	8,165	9.7%
Credit loss expense	30,795	3,828	26,967	704.5%
Net interest income (expense) after credit loss expense	61,244	80,046	(18,802)	(23.5%)
Gain on sale of subsidiary or division	9,758	—	9,758	100.0%
Other noninterest income	15,096	12,751	2,345	18.4%
Noninterest expense	81,417	71,038	10,379	14.6%
Operating income (loss)	$4,681	$21,759	$(17,078)	(78.5%)

Our Banking segment’s operating income decreased $17.1 million, or 78.5%. Our Banking segment’s operating income for the six months ended June 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, our Banking segment’s adjusted operating loss was $5.1 million for the six months ended June 30, 2020, resulting in an adjusted decrease in operating income of $26.9 million, or (123.4%), period over period.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans and asset based loans. Average loans in our Banking segment increased 16.6% from $3.540 billion for the six months ended June 30, 2019 to $4.127 billion for the six months ended June 30, 2020. The increase in interest income due to increased average balances of our interest earning assets was partially offset by lower yields across almost all of our interest earning asset groups.

Interest expense decreased in spite of growth in average interest bearing liabilities at our Banking segment. More specifically, average total interest bearing deposits increased $105.8 million, or 3.8%. The decrease in interest expense was the result in a decrease in our average cost of interest bearing liabilities driven by changes in interest rates in the macro economy.

Credit loss expense at our banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $26.9 million for the six months ended June 30, 2020 compared to $3.8 million for the six months ended June 30, 2019. The increased credit loss expense related to loans for our Banking segment was primarily the result of significant expected deterioration in the loss drivers that the Company forecasts to calculate expected losses and minimal changes in qualitative loss factors. The deterioration in forecasted loss assumptions resulted in approximately $22.7 million of credit loss expense for the six months ended June 30, 2020. For the six months ended June 30, 2019, changes to loss factors under the incurred loss allowance methodology resulted in approximately $0.5 million of credit loss expense at our Banking segment. The increase in the credit loss expense at our Banking segment was further driven by net new specific reserves. We recorded net new specific reserves at our Banking segment of $4.8 million during the six months ended June 30, 2020 compared to $0.5 million during the six months ended June 30, 2019. We experienced lower total net charge-offs at our Banking segment of $0.4 million during the six months ended June 30, 2020 compared to $1.4 million for the same period in 2019.  Charge-offs during the six months ended June 30, 2020 did not have previously established reserves while charge-offs during the six months ended June 30, 2019 had previously established reserves of $0.5 million. Decreased loan growth and change in mix at our Banking segment offset the increase in credit loss expense period over period. For the six months ended June 30, 2020, changes in loan volume and mix reduced credit loss expense by $1.1 million during the period. Changes in loan volume and mix resulted in an increase in credit loss expense of $1.7 million for the six months ended June 30, 2019.

Credit loss expense for off balance sheet credit exposures at our Banking segment increased $3.8 million, primarily due to increased assumed loss rates on estimated funding as a result of the COVID-19 virus. The Company also experienced an increase in commitments to fund during the period. Prior to January 1, 2020, credit loss expense for off balance sheet credit exposures at our Banking segment was recorded in other noninterest expense. Credit loss expense for off balance sheet credit exposures at our Banking segment for the six months ended June 30, 2019 was insignificant.

Noninterest income at our Banking segment increased primarily due to the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the six months ended June 30, 2020. The increase in other noninterest income at our Banking segment was also driven by a $2.1 million gain on sale of liquid credit and mortgage loans during the six months ended June 30, 2020. Gain on sale of loans was $0.3 million for the six months ended June 30, 2019. Smaller increases were driven by organic growth in our operations. The increase in noninterest income at our Banking segment was partially offset by a $1.1 million decrease in service charges on deposits caused by our willingness to actively work with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.

Noninterest expense increased due to incremental costs associated with the growth in our Banking segment infrastructure. In addition, increases due to temporary increased pay to branch employees during the COVID-19 pandemic, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.

Factoring

(Dollars in thousands)	Six Months Ended June 30,
Factoring	2020	2019	$ Change	% Change
Total interest income	$43,884	$48,566	$(4,682)	(9.6%)
Intersegment interest allocations	(5,561)	(5,150)	(411)	(8.0%)
Total interest expense	—	—	—	—
Net interest income (expense)	38,323	43,416	(5,093)	(11.7%)
Credit loss expense	1,384	944	440	46.6%
Net interest income (expense) after credit loss expense	36,939	42,472	(5,533)	(13.0%)
Noninterest income	2,368	2,281	87	3.8%
Noninterest expense	24,030	26,546	(2,516)	(9.5%)
Operating income (loss)	$15,277	$18,207	$(2,930)	(16.1%)

	Six Months Ended June 30,
	2020	2019
Factored receivable period end balance	$528,379,000	$544,601,000
Yield on average receivable balance	15.82%	18.25%
Rolling twelve quarter annual charge-off rate	0.43%	0.40%
Factored receivables - transportation concentration	85%	83%

Interest income, including fees	$43,884,000	$48,566,000
Non-interest income	2,368,000	2,281,000
Factored receivable total revenue	46,252,000	50,847,000
Average net funds employed	507,125,000	489,023,000
Yield on average net funds employed	18.34%	20.97%

Accounts receivable purchased	$2,689,083,000	$2,734,122,000
Number of invoices purchased	1,691,669	1,664,086
Average invoice size	$1,590	$1,643
Average invoice size - transportation	$1,431	$1,515
Average invoice size - non-transportation	$4,230	$3,157

Our Factoring segment’s operating income decreased $2.9 million, or 16.1%.

Our average invoice size decreased 3.2% from $1,643 for the six months ended June 30, 2019 to $1,590 for the six months ended June 30, 2020; however, the number of invoices purchased increased 1.7% period over period.

Net interest income at our Factoring segment decreased in spite of a 3.7% increase in overall average net funds employed (“NFE”) during the six months ended June 30, 2020 compared to the same period in 2019. The decrease in net interest income is primarily due to decreased purchase discount rates driven by greater focus on larger lower priced fleets, competitive pricing pressure, and the aforementioned impact of COVID-19. See further discussion of the impact of COVID-19 on our transportation factored receivables under the Recent Developments: COVID-19 and the CARES Act section. The increase in NFE was in part a result of organic growth in the factored receivables portfolio as we execute our strategy to expand our factoring operations and to a lesser extent a function of shippers and brokers extending payment terms. After record transportation invoice prices in 2018, 2019 trended toward the longer term levels. The decrease in net interest income at our Factoring segments was partially offset by increased concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was up 2% period over period from 83% at June 30, 2019 to 85% at June 30, 2020.

The increase in credit loss expense at our Factoring segment was the result in changes in ending period factored receivable balances, changes in reserve rate, and charge-off activity offset by a decrease in net new specific reserves on at-risk balances. During the six months ended June 30, 2020, changes in ending period factored receivable balances and the rate at which they were reserved resulted in credit loss expense of $0.1 million compared to a combined credit loss benefit of $0.8 million during the same period of 2019. We experienced higher total net charge-offs of $2.2 million in the six months ended June 30, 2020 compared to $1.4 million for the same period in 2019. Reserves of $0.8 million on current period charge-offs were established in a prior period compared to fully established reserves of $1.4 million on the 2019 charge-offs. The increase in credit loss expense at our Factoring segment was offset by insignificant changes to net new specific reserves during the six months ended June 30, 2020 compared to an increase in net new specific reserves of $1.8 million during the six months ended June 30, 2019.

The decrease in noninterest expense was driven primarily by reduced personnel, operating and technology costs reflecting improved productivity and lower consulting spend. Noninterest income was relatively flat with no significant fluctuations in accounts period over period.

Corporate

(Dollars in thousands)	Six Months Ended June 30,
Corporate	2020	2019	$ Change	% Change
Total interest income	$258	$622	$(364)	(58.5%)
Intersegment interest allocations	—	—	—	—
Total interest expense	3,869	3,182	687	21.6%
Net interest income (expense)	(3,611)	(2,560)	(1,051)	(41.1%)
Credit loss expense	1,728	(77)	1,805	2344.2%
Net interest income (expense) after credit loss expense	(5,339)	(2,483)	(2,856)	(115.0%)
Noninterest income	284	129	155	120.2%
Noninterest expense	2,032	1,686	346	20.5%
Operating income (loss)	$(7,087)	$(4,040)	$(3,047)	(75.4%)

The Corporate segment reported an operating loss of $7.1 million for the six months ended June 30, 2020 compared to an operating loss of $4.0 million for the six months ended June 30, 2019. The increase in operating loss was primarily driven by activity related to our three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds designated as held to maturity. These securities are required to carry an ACL in accordance with ASC 326. During the six months ended June 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The ACL on these balances was $1.9 million at June 30, 2020 resulting in $1.7 million of credit loss expense recognized during the three months ended June 30, 2020. Given increased uncertainty related to projected future cash flows, these securities were designated as nonaccrual during the three months ended June 30, 2020 resulting in a reversal of interest income during the period. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Financial Condition

Assets

Total assets were $5.617 billion at June 30, 2020, compared to $5.060 billion at December 31, 2019, an increase of $557.2 million, the components of which are discussed below.

Loan Portfolio

Loans held for investment were $4.393 billion at June 30, 2020, compared with $4.195 billion at December 31, 2019.

The following table shows our total loan portfolio by portfolio segments:

	June 30, 2020		December 31, 2019
(Dollars in thousands)		% of Total		% of Total	$ Change	% Change
Commercial real estate	$910,261	21%	$1,046,961	25%	$(136,700)	(13.1%)
Construction, land development, land	213,617	5%	160,569	4%	53,048	33.0%
1-4 family residential	168,707	4%	179,425	4%	(10,718)	(6.0%)
Farmland	125,259	3%	154,975	4%	(29,716)	(19.2%)
Commercial	1,518,656	34%	1,342,683	31%	175,973	13.1%
Factored receivables	561,576	13%	619,986	15%	(58,410)	(9.4%)
Consumer	18,450	0%	21,925	1%	(3,475)	(15.8%)
Mortgage warehouse	876,785	20%	667,988	16%	208,797	31.3%
Total Loans	$4,393,311	100%	$4,194,512	100%	$198,799	4.7%

Commercial Real Estate Loans. Our commercial real estate loans decreased $136.7 million, or 13.1%, due to paydowns slightly offset by new loan origination activity for the period.

Construction and Development Loans. Our construction and development loans increased $53.0 million, or 33.0%, primarily due to increased draws on existing construction lines slightly offset by paydown activity for the period.

Residential Real Estate Loans. Our one-to-four family residential loans decreased $10.7 million, or 6.0%, due primarily to paydowns that were offset by modest origination and draw activity.

Farmland Loans. Our farmland loans decreased $29.7 million, or 19.2%, due to paydowns for the period that outpaced new loan origination activity.

Commercial Loans. Our commercial loans held for investment increased $176.0 million, or 13.1%, due to significant growth in PPP loans, liquid credit, and equipment finance. Growth in commercial loans was offset by a reduction of premium finance loans due to the sale of the assets of TPF. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $70.1 million, or 17.4%.

The following table shows our commercial loans:

	June 30,	December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Commercial
Equipment	$487,145	$461,555	$25,590	5.5%
Asset-based lending	176,235	168,955	7,280	4.3%
Liquid credit	192,118	81,353	110,765	136.2%
Premium finance	—	101,015	(101,015)	(100.0%)
Paycheck Protection Program loans	219,122	—	219,122	100.0%
Agriculture	110,243	125,912	(15,669)	(12.4%)
Other commercial lending	333,793	403,893	(70,100)	(17.4%)
Total commercial loans	$1,518,656	$1,342,683	$175,973	13.1%

Factored Receivables. Our factored receivables decreased $58.4 million, or 9.4%. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.

Consumer Loans. Our consumer loans decreased $3.5 million, or 15.8%, due to paydowns in excess of new loan origination activity during the period.

Mortgage Warehouse. Our mortgage warehouse facilities increased $208.8 million, or 31.3%, due to higher utilization by our clients driven by typical seasonality associated with the mortgage business during the period. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $716.3 million for the three months ended June 30, 2020 compared to $297.6 million for the three months ended June 30, 2019 and $614.9 million for the six months ended June 30, 2020 compared to $266.7 million for the six months ended June 30, 2019.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	June 30, 2020
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$166,055	$516,481	$227,725	$910,261
Construction, land development, land	83,679	114,586	15,352	213,617
1-4 family residential	21,521	41,103	106,083	168,707
Farmland	4,655	50,908	69,696	125,259
Commercial	300,887	1,065,253	152,516	1,518,656
Factored receivables	561,576	—	—	561,576
Consumer	2,774	9,935	5,741	18,450
Mortgage warehouse	876,785	—	—	876,785
	$2,017,932	$1,798,266	$577,113	$4,393,311

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$1,304,746	$225,868
Floating interest rates		493,520	351,245
Total		$1,798,266	$577,113

As of June 30, 2020, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Colorado (19%), Texas (26%), Illinois (12%), and Iowa (6%) make up 63% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2019, the states of Colorado (23%), Texas (27%), Illinois (13%) and Iowa (7%) made up 70% of the Company’s gross loans, excluding factored receivables.

Further, a majority (85%) of our factored receivables, representing approximately 11% of our total loan portfolio as of June 30, 2020, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2019, 77% of our factored receivables, representing approximately 11% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.

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

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. We classify nonperforming assets as nonaccrual loans and securities, loans modified under restructurings as a result of the borrower experiencing financial difficulties (“TDR”), factored receivables greater than 90 days past due, OREO, and other repossessed assets. The balances of nonperforming loans reflect the recorded investment in these assets, including deductions for purchase discounts.

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Nonperforming loans:
Commercial real estate	$13,489	$7,501
Construction, land development, land	3,757	3,922
1-4 family residential	1,785	1,804
Farmland	5,261	6,715
Commercial	21,656	16,118
Factored receivables	9,552	4,226
Consumer	424	327
Mortgage warehouse	—	—
Total nonperforming loans	55,924	40,613
Held to maturity securities	8,140	—
Other real estate owned, net	1,962	3,009
Other repossessed assets	1,140	476
Total nonperforming assets	$67,166	$44,098

Nonperforming assets to total assets	1.20%	0.87%
Nonperforming loans to total loans held for investment	1.27%	0.97%
Total past due loans to total loans held for investment	1.50%	1.74%

Nonperforming loans increased $15.3 million, or 37.7%, primarily due to the addition of a $5.8 million commercial real estate loan secured by a hotel property, a $3.8 million asset-based lending loan primarily secured by accounts receivable, a $2.3 million general commercial loan secured by real estate and equipment, and a $1.4 million equipment finance loan. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.

OREO decreased $1.0 million, or 34.8%, due to the removal of individually insignificant OREO properties as well as insignificant valuation adjustments made throughout the period.

As a result of the activity previously described, the ratio of nonperforming loans to total loans held for investment increased to 1.27% at June 30, 2020 from 0.97% December 31, 2019.

Our ratio of nonperforming assets to total assets increased to 1.20% at June 30, 2020 compared to 0.87% at December 31, 2019. This is due to the aforementioned loan activity as well as the addition of $8.1 million of held to maturity investments in the subordinated notes of CLO funds placed on nonaccrual during the period. During the six months ended June 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows.

Past due loans to total loans held for investment decreased to 1.50% at June 30, 2020 compared to 1.74% at December 31, 2019, primarily as a result of above activity and growth in our total loans.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At June 30, 2020, we had $29.3 million in loans of this type which are not included in any of the nonperforming loan categories. Refer to previous discussion of loans currently in deferral in accordance with the CARES Act and March 2020 interagency guidance.

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

The following table sets forth the ACL by category of loan:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$15,539	21%	1.71%	$5,353	25%	0.51%
Construction, land development, land	5,917	5%	2.77%	1,382	4%	0.86%
1-4 family residential	2,027	4%	1.20%	308	4%	0.17%
Farmland	958	3%	0.76%	670	4%	0.43%
Commercial	23,283	34%	1.53%	12,566	31%	0.94%
Factored receivables	5,244	13%	0.93%	7,657	15%	1.24%
Consumer	768	0%	4.16%	488	1%	2.23%
Mortgage warehouse	877	20%	0.10%	668	16%	0.10%
Total Loans	$54,613	100%	1.24%	$29,092	100%	0.69%

The ACL increased $25.5 million, or 87.7%. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2020, the Company recorded an increase of $0.3 million to the ACL.

The primary reason for the increase in required ACL is significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses and, to a much lesser extent, changes in qualitative loss factors. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and created the need for $22.7 million of additional ACL.

The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments.

For all DCF models at June 30, 2020, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2020 the Company forecasted a significant increase in national unemployment, significant decrease in one-year percentage change in national retail sales, significant decrease in one-year percentage change in the national home price index, and a significant decrease in on-year percentage change in national gross domestic product for the first forecasted quarter. With the exception of percentage change in the national home price index, the Company projected little to no improvement in the loss drivers over the next three quarters with these loss drivers remaining significantly worse compared to recent historical trends over the past several years. Some improvement is expected in the fourth projected quarter. Percentage change in home price index is expected to decrease each of the next four projected quarters.

The Company uses a loss-rate method to estimate expected credit losses for the farmland, liquid credit, factored receivable, and mortgage warehouse loan pools. For each of these loan segments, the Company applies an expected loss ratio based on internal and peer historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions. Loss factors used to calculate the required ACL on pools that use the loss-rate method reflect the forecasted economic conditions described above.

The increase in required ACL was also driven by net charge-offs of $2.6 million (which carried reserves of $0.8 million at the time of charge-off) and net new specific allowances recorded on individual loans of $4.8 million. The increase was partially offset by contraction and changes in mix in the underlying portfolio eligible to receive an ACL.

With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program.  At June 30, 2020, the Company carried $219,000,000 of PPP loans classified as Commercial loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our PPP loans, the Company does not carry an ACL on its PPP loans at June 30, 2020.

The following table presents the unpaid principal and recorded investment for loans at June 30, 2020. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $25.0 million at June 30, 2020, and (2) net deferred origination costs and fees totaling $5.3 million at June 30, 2020. The net difference can provide protection from credit loss in addition to the ACL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded	Unpaid
June 30, 2020	Investment	Principal	Difference
Commercial real estate	$910,261	$914,781	$(4,520)
Construction, land development, land	213,617	215,062	(1,445)
1-4 family residential	168,707	169,422	(715)
Farmland	125,259	126,233	(974)
Commercial	1,518,656	1,539,851	(21,195)
Factored receivables	561,576	562,914	(1,338)
Consumer	18,450	18,495	(45)
Mortgage warehouse	876,785	876,785	—
	$4,393,311	$4,423,543	$(30,232)

At June 30, 2020 and December 31, 2019, we had on deposit $65.0 million and $66.8 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries, and the effects of those items on our ALLL:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$44,732	$27,605	$29,092	$27,571
Loans charged-off:
Commercial real estate	—	(13)	—	(13)
Construction, land development, land	—	—	—	(78)
1-4 family residential	—	(7)	(21)	(43)
Farmland	—	—	—	—
Commercial	(339)	(334)	(645)	(1,114)
Factored receivables	(860)	(1,463)	(2,254)	(1,472)
Consumer	(89)	(231)	(293)	(509)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(1,288)	$(2,048)	$(3,213)	$(3,229)
Recoveries of loans charged-off:
Commercial real estate	6	—	7	1
Construction, land development, land	1	4	2	89
1-4 family residential	5	6	33	53
Farmland	80	—	80	—
Commercial	50	84	335	91
Factored receivables	17	30	55	46
Consumer	41	54	72	99
Mortgage warehouse	—	—	—	—
Total loans recoveries	$200	$178	$584	$379
Net loans charged-off	$(1,088)	$(1,870)	$(2,629)	$(2,850)
Credit loss expense on loans:
Commercial real estate	3,780	504	8,807	1,196
Construction, land development, land	2,737	125	4,720	(110)
1-4 family residential	935	43	1,194	82
Farmland	(143)	12	(229)	55
Commercial	3,427	1,937	11,660	2,057
Factored receivables	(47)	799	1,416	988
Consumer	142	185	553	358
Mortgage warehouse	138	76	209	69
Total credit loss expense on loans	$10,969	$3,681	$28,330	$4,695
Impact of adopting ASU 2016-13	—	—	269	—
Reclassification to held for sale	—	—	(449)	—
Balance at end of period	$54,613	$29,416	$54,613	$29,416

Average total loans held for investment	$4,383,418	$3,707,094	$4,209,924	$3,621,030
Net charge-offs to average total loans held for investment	0.02%	0.05%	0.06%	0.08%
Allowance to total loans held for investment	1.24%	0.77%	1.24%	0.77%
Quarter to date net loans charged off decreased $782 thousand primarily due to a $0.6 million decrease in net charge-offs on factored receivables. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.

Year to date net loans charged off decreased $221 thousand, with no charge-off or recovery activity during the periods that was significant individually and in the aggregate.

Securities

As of June 30, 2020, we held equity securities with a fair value of $6.4 million, an increase of $1.0 million from $5.4 million at December 31, 2019. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.

As of June 30, 2020, we held debt securities classified as available for sale with a fair value of $331.1 million, an increase of $82.3 million from $248.8 million at December 31, 2019. The increase is primarily attributable to increases of $105.0 million and $15.5 million of CLO and State and Municipal securities, respectively, offset by a decrease of $21.3 million in U.S. Government Agency Obligations. Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of March 31, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at March 31, 2020. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.

As of June 30, 2020, we held investments classified as held to maturity with an amortized cost, net of ACL, of $6.3 million, a decrease of $2.1 million from $8.4 million at December 31, 2019. The decrease in amortized cost, net of ACL, was primarily driven by a $1.9 million increase in the required ACL during the six months ended June 30, 2020. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at June 30, 2020.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2020
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency obligations	$8,307	1.64%	$9,908	2.01%	$—	—	$—	—	$18,215	1.84%
Mortgage-backed securities	—	—	2,650	1.88%	8,262	2.11%	20,381	2.00%	31,293	2.18%
Asset-backed securities	—	—	277	0.65%	5,000	1.13%	2,092	1.47%	7,369	1.21%
State and municipal	6,501	3.07%	12,463	2.81%	6,471	2.24%	20,671	2.60%	46,106	2.68%
CLO securities	—	—	—	—	21,194	5.20%	155,073	3.17%	176,267	3.42%
Corporate bonds	34,191	3.66%	6,335	3.04%	—	—	272	5.15%	40,798	3.57%
SBA pooled securities	—	—	46	2.89%	3	2.91%	3,544	3.66%	3,593	3.65%
Total available for sale securities	$48,999	3.34%	$31,679	2.51%	$40,930	3.69%	$202,033	3.00%	$323,641	3.09%

Held to maturity securities:	$—	—	$—	—	$8,140	—	$—	—	$8,140	—

Liabilities

Total liabilities were $4.961 billion as of June 30, 2020, compared to $4.424 billion at December 31, 2019, an increase of $536.9 million, the components of which are discussed below.

Deposits

The following table summarizes our deposits:

(Dollars in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
Noninterest bearing demand	$1,120,949	$809,696	$311,253	38.4%
Interest bearing demand	648,309	580,323	67,986	11.7%
Individual retirement accounts	97,388	104,472	(7,084)	(6.8%)
Money market	397,914	497,105	(99,191)	(20.0%)
Savings	391,624	363,270	28,354	7.8%
Certificates of deposit	937,766	1,084,425	(146,659)	(13.5%)
Brokered time deposits	258,378	350,615	(92,237)	(26.3%)
Other brokered deposits	210,004	—	210,004	100.0%
Total Deposits	$4,062,332	$3,789,906	$272,426	7.2%

Our total deposits increased $272.4 million, or 7.2%, primarily due to growth in noninterest bearing demand deposits and other brokered deposits. The growth in these products was partially offset by a decrease in certificates of deposit and several other deposit products during the period. As of June 30, 2020, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 68% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 32% of total deposits.

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of June 30, 2020:

	$100,000 to	$250,000 and
(Dollars in thousands)	$250,000	Over	Total
Maturity
3 months or less	$129,199	$48,589	$177,788
Over 3 through 6 months	133,787	50,112	183,899
Over 6 through 12 months	209,713	93,236	302,949
Over 12 months	45,404	16,079	61,483
	$518,103	$208,016	$726,119

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$630,023	0.18%	16%	$592,593	0.26%	17%
Individual retirement accounts	100,211	1.44%	3%	111,962	1.57%	3%
Money market	398,276	0.37%	10%	419,066	1.41%	12%
Savings	382,521	0.15%	10%	366,953	0.13%	10%
Certificates of deposit	1,008,644	2.02%	26%	1,006,950	2.22%	28%
Brokered time deposits	301,262	1.83%	8%	337,086	2.40%	10%
Other brokered deposits	4,670	0.17%	—	—	—	—
Total interest bearing deposits	2,825,607	1.08%	73%	2,834,610	1.42%	80%
Noninterest bearing demand	1,038,979	—	27%	686,923	—	20%
Total deposits	$3,864,586	0.79%	100%	$3,521,533	1.14%	100%

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Average	Weighted	% of	Average	Weighted	% of
(Dollars in thousands)	Balance	Avg Yields	Total	Balance	Avg Yields	Total
Interest bearing demand	$608,347	0.21%	16%	$599,307	0.26%	17%
Individual retirement accounts	101,781	1.50%	3%	112,794	1.51%	3%
Money market	420,046	0.67%	11%	414,037	1.37%	12%
Savings	373,204	0.14%	10%	368,502	0.13%	11%
Certificates of deposit	1,038,333	2.14%	27%	921,209	2.09%	27%
Brokered time deposits	323,054	1.96%	9%	345,411	2.36%	10%
Other brokered deposits	2,335	0.17%	—	—	—	—
Total interest bearing deposits	2,867,100	1.21%	76%	2,761,260	1.33%	80%
Noninterest bearing demand	924,817	—	24%	683,252	—	20%
Total deposits	$3,791,917	0.92%	100%	$3,444,512	1.07%	100%

Other Borrowings

Customer Repurchase Agreements

The following provides a summary of our customer repurchase agreements as of and for the six months ended June 30, 2020 and the year ended December 31, 2019:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Amount outstanding at end of period	$6,732	$2,033
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$3,466	$7,823
Weighted average interest rate during the period	0.06%	0.02%
Maximum month-end balance during the period	$7,354	$14,463

Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances

The following provides a summary of our FHLB advances as of and for the six months ended June 30, 2020 and the year ended December 31, 2019:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Amount outstanding at end of period	$455,000	$430,000
Weighted average interest rate at end of period	0.30%	1.58%
Average amount outstanding during the period	518,755	369,548
Weighted average interest rate during the period	1.41%	2.32%
Highest month end balance during the period	850,000	530,000

Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At June 30, 2020 and December 31, 2019, we had $878.1 million and $871.0 million, respectively, in unused and available advances from the FHLB.

Paycheck Protection Program Liquidity Facility (“PPPLF”)

The PPPLF is a lending facility offered by the Federal Reserve Banks to facilitate lending to small businesses under the PPP. Borrowings under the PPPLF are secured by PPP loans guaranteed by the Small Business Administration (“SBA”) and mature at the same time as the PPP loan pledged to secure the extension of credit. The maturity dates of the borrowings will be accelerated if the underlying PPP loan goes into default and Company sells the PPP loan to the SBA to realize on the SBA guarantee or if the Company receives any loan forgiveness reimbursement from the SBA for the underlying PPP loan.

Information concerning borrowings under the PPPLF is summarized as follows for the six months ended June 30, 2020:

June 30,
(Dollars in thousands)	2020
Amount outstanding at end of period	$223,809
Weighted average interest rate at end of period	0.35%
Average amount outstanding during the period	66,411
Weighted average interest rate during the period	0.35%
Highest month end balance during the period	223,809

At June 30, 2020, scheduled maturities of PPPLF borrowings are as follows:

June 30,
(Dollars in thousands)	2020
Within one year	$—
After one but within two years	223,809
Total	$223,809

At June 30, 2020, the PPPLF borrowings are secured by PPP Loans totaling $223,809,000 and bear interest at a fixed rate of 0.35% annually. There were no borrowings under the PPPLF during the year ended December 31, 2019.

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

The Subordinated Notes are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations is eligible for inclusion in Tier 2 regulatory capital.

Issuance costs related to the Subordinated Notes totaled $1.3 million, including an underwriting discount of 1.5%, or $0.8 million, and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as a component of interest expense. The carrying value of the Subordinated Notes totaled $87.4 million at June 30, 2020.

Junior Subordinated Debentures

The following provides a summary of our junior subordinated debentures as of June 30, 2020:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,156	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,872	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,577	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,664	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,873	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,674	July 2034	LIBOR + 2.75%
	$51,031	$39,816

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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $39.8 million was allowed in the calculation of Tier I capital as of June 30, 2020.

Capital Resources and Liquidity Management

Capital Resources

Our stockholders’ equity totaled $656.9 million as of June 30, 2020, compared to $636.6 million as of December 31, 2019, an increase of $20.3 million. Stockholders’ equity increased during this period primarily due to $42.4 million of net proceeds from preferred stock issued during the period and our net income of $9.0 million, offset in part by $35.6 million of common stock repurchased into treasury stock during the period under our stock repurchase program.

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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2020, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines at that time.

Regulatory Capital Requirements

Our capital management consists of providing equity to support our current and future operations. We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s or TBK Bank’s financial statements. For further information regarding our regulatory capital requirements, see Note 12 – Regulatory Matters in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2020. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - June 30, 2020
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$6,732	$6,732	$—	$—	$—
ICC Contingent consideration	22,000	22,000	—	—	—
Federal Home Loan Bank advances	455,000	425,000	—	—	30,000
Paycheck Protection Program Liquidity Facility	223,809	—	223,809	—	—
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	21,326	3,929	7,189	5,892	4,316
Time deposits with stated maturity dates	1,293,532	1,176,659	107,373	9,500	—
Total contractual obligations	$2,123,430	$1,634,320	$338,371	$15,392	$135,347

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 10 – Off-Balance Sheet Loan Commitments in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

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

The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	19.1%	18.1%	12.5%	9.3%
+300 basis points	13.8%	13.8%	9.4%	7.1%
+200 basis points	8.6%	9.4%	6.3%	4.9%
+100 basis points	3.9%	5.0%	3.1%	2.6%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(1.5%)	(1.2%)	(3.3%)	(2.9%)

The following table presents the change in our economic value of equity as of June 30, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2020	December 31, 2019
+400 basis points	46.2%	22.4%
+300 basis points	38.2%	18.1%
+200 basis points	28.2%	13.4%
+100 basis points	15.7%	7.5%
Flat rates	0.0%	0.0%
-100 basis points	(19.4%)	(9.9%)

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

1.1

Underwriting Agreement, dated June 16, 2020, by and between Triumph Bancorp, Inc. and B. Riley FBR, Inc., as representative of the several underwriters listed in Schedule A thereto, incorporated by reference to Exhibit 1.1 to Form 8-K filed with the SEC on June 19, 2020.

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 10, 2018.
3.3

Statement of Designation of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, dated June 17, 2020, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on June 19, 2020.

3.4	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.
3.5	Amendment No. 1 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on May 10, 2018.
4.1

Deposit Agreement, dated June 19, 2020, among Triumph Bancorp, Inc., Equiniti Trust Company, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on June 19, 2020.

4.2	Form of Depositary Receipt Representing the Depositary Shares, incorporated by reference to Exhibit A included in Exhibit 4.1 to Form 8-K filed with the SEC on June 19, 2020.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	August 7, 2020	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	August 7, 2020	/s/ R. Bryce Fowler
R. Bryce Fowler
Chief Financial Officer