Form 10-Q
period 2020-09-30
Triumph Bancorp, Inc.
filed 2020-10-20
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36722
___________________________________________________________
TRIUMPH BANCORP, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Texas	20-0477066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12700 Park Central Drive, Suite 1700
Dallas, Texas 75251
(Address of principal executive offices)
(214) 365-6900
(Registrant’s telephone number, including area code)
___________________________________________________________
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
Common Stock — $0.01 par value, 24,851,581 shares, as of October 17, 2020.
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

TRIUMPH BANCORP, INC.
FORM 10-Q
September 30, 2020
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2020 and December 31, 2019
(Dollar amounts in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$54,740	$67,747
Interest bearing deposits with other banks	233,538	130,133
Total cash and cash equivalents	288,278	197,880
Securities - equity investments	6,040	5,437
Securities - available for sale	242,802	248,820
Securities - held to maturity, net of allowance for credit losses of $1,961 and $0, respectively, fair value of $5,473 and $6,907, respectively	6,096	8,417
Loans held for sale	36,716	2,735
Loans, net of allowance for credit losses of $90,995 and $29,092, respectively	4,761,916	4,165,420
Federal Home Loan Bank and other restricted stock, at cost	18,464	19,860
Premises and equipment, net	105,455	96,595
Other real estate owned, net	1,704	3,009
Goodwill	163,263	158,743
Intangible assets, net	28,778	31,543
Bank-owned life insurance	41,440	40,954
Deferred tax assets, net	7,716	3,812
Other assets	128,119	77,072
Total assets	$5,836,787	$5,060,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$1,315,900	$809,696
Interest bearing	2,932,201	2,980,210
Total deposits	4,248,101	3,789,906
Customer repurchase agreements	14,192	2,033
Federal Home Loan Bank advances	435,000	430,000
Paycheck Protection Program Liquidity Facility	223,713	—
Subordinated notes	87,455	87,327
Junior subordinated debentures	39,944	39,566
Other liabilities	94,540	74,875
Total liabilities	5,142,945	4,423,707
Commitments and contingencies - See Note 9 and Note 10
Stockholders' equity - See Note 13
Preferred stock	45,000	—
Common stock, 24,851,601 and 24,964,961 shares outstanding, respectively	279	272
Additional paid-in-capital	488,094	473,251
Treasury stock, at cost	(102,942)	(67,069)
Retained earnings	258,254	229,030
Accumulated other comprehensive income (loss)	5,157	1,106
Total stockholders’ equity	693,842	636,590
Total liabilities and stockholders' equity	$5,836,787	$5,060,297
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2020 and 2019
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$48,774	$50,249	$147,491	$143,253
Factored receivables, including fees	31,468	25,570	76,861	75,684
Securities	1,927	2,784	6,710	8,095
FHLB and other restricted stock	122	209	474	547
Cash deposits	73	603	640	2,403
Total interest income	82,364	79,415	232,176	229,982
Interest expense:
Deposits	5,834	11,036	23,095	29,264
Subordinated notes	1,348	840	4,016	2,518
Junior subordinated debentures	462	719	1,662	2,223
Other borrowings	341	2,055	2,273	6,482
Total interest expense	7,985	14,650	31,046	40,487
Net interest income	74,379	64,765	201,130	189,495
Credit loss expense (benefit)	(258)	2,865	33,649	7,560
Net interest income after credit loss expense	74,637	61,900	167,481	181,935
Noninterest income:
Service charges on deposits	1,470	1,937	3,631	5,243
Card income	2,091	2,015	5,832	5,930
Net OREO gains (losses) and valuation adjustments	(41)	(56)	(399)	301
Net gains (losses) on sale or call of securities	3,109	19	3,210	22
Fee income	1,402	1,624	4,392	4,755
Insurance commissions	990	1,247	2,905	3,127
Gain on sale of subsidiary or division	—	—	9,758	—
Other	1,472	956	8,670	3,525
Total noninterest income	10,493	7,742	37,999	22,903
Noninterest expense:
Salaries and employee benefits	31,651	28,717	93,177	83,276
Occupancy, furniture and equipment	5,574	4,505	15,720	13,529
FDIC insurance and other regulatory assessments	360	(2)	1,170	600
Professional fees	3,265	1,969	7,023	5,384
Amortization of intangible assets	2,141	2,228	6,265	6,977
Advertising and promotion	1,105	1,379	3,548	4,779
Communications and technology	5,569	5,382	16,514	15,244
Other	5,632	7,975	19,359	21,634
Total noninterest expense	55,297	52,153	162,776	151,423
Net income before income tax expense	29,833	17,489	42,704	53,415
Income tax expense	6,929	3,172	10,810	11,580
Net income	$22,904	$14,317	$31,894	$41,835
Dividends on preferred stock	(899)	—	(899)	—
Net income available to common stockholders	$22,005	$14,317	$30,995	$41,835
Earnings per common share
Basic	$0.89	$0.56	$1.28	$1.60
Diluted	$0.89	$0.56	$1.27	$1.59
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2020 and 2019
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$22,904	$14,317	$31,894	$41,835
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	2,443	(40)	8,589	3,361
Tax effect	(637)	9	(2,144)	(777)
Unrealized holding gains (losses) arising during the period, net of taxes	1,806	(31)	6,445	2,584
Reclassification of amount realized through sale or call of securities	(3,109)	(19)	(3,210)	(22)
Tax effect	761	4	805	5
Reclassification of amount realized through sale or call of securities, net of taxes	(2,348)	(15)	(2,405)	(17)
Change in unrealized gains (losses) on securities, net of tax	(542)	(46)	4,040	2,567

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	357	—	32	—
Tax effect	(88)		(9)
Unrealized holding gains (losses) arising during the period, net of taxes	269	—	23	—
Reclassification of amount of gains (losses) recognized into income	(16)	—	(16)	—
Tax effect	4	—	4	—
Reclassification of amount of gains (losses) recognized into income, net of taxes	(12)	—	(12)	—
Change in unrealized gains (losses) on derivative financial instruments	257	—	11	—

Total other comprehensive income (loss)	(285)	(46)	4,051	2,567
Comprehensive income	$22,619	$14,271	$35,945	$44,402
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2020 and 2019
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2020	$—	24,964,961	$271	$473,251	2,198,681	$(67,068)	$229,030	$1,106	$636,590
Impact of adoption of ASU 2016-13	—	—	—	—	—	—	(1,771)	—	(1,771)
Issuance of restricted stock awards	—	8,079	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	1,168	—	—	—	—	1,168
Forfeiture of restricted stock awards	—	(601)	—	23	601	(23)	—	—	—
Purchase of treasury stock	—	(871,319)	—	—	871,319	(35,586)	—	—	(35,586)
Net income (loss)	—	—	—	—	—	—	(4,450)	—	(4,450)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(6,604)	(6,604)
Balance, March 31, 2020	$—	24,101,120	$272	$474,441	3,070,601	$(102,677)	$222,809	$(5,498)	589,347
Issuance of preferred stock, net of issuance costs	45,000	—	—	(2,636)	—	—	—	—	42,364
Issuance of restricted stock awards	—	110,035	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	966	—	—	—	—	966
Forfeiture of restricted stock awards	—	(1,033)	—	25	1,033	(25)	—	—	—
Purchase of treasury stock	—	(7,436)	—	—	7,436	(186)	—	—	(186)
Net income	—	—	—	—	—	—	13,440	—	13,440
Other comprehensive income (loss)	—	—	—	—	—	—	—	10,940	10,940
Balance, June 30, 2020	$45,000	24,202,686	$273	$472,795	3,079,070	$(102,888)	$236,249	$5,442	656,871
Issuance of restricted stock awards	—	20,303	(1)	1	—	—	—	—	—
Issuance of common stock	—	630,268	7	13,935	—	—	—	—	13,942
Stock option exercises, net	—	344	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,309	—	—	—	—	1,309
Forfeiture of restricted stock awards	—	(2,000)	—	54	2,000	(54)	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(899)	—	(899)
Net income	—	—	—	—	—	—	22,904	—	22,904
Other comprehensive income (loss)	—	—	—	—	—	—	—	(285)	(285)
Balance, September 30, 2020	$45,000	24,851,601	$279	$488,094	3,081,070	$(102,942)	$258,254	$5,157	$693,842

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2020 and 2019
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2019	$—	26,949,936	$271	$469,341	104,063	$(2,288)	$170,486	$(1,203)	$636,607
Issuance of restricted stock awards	—	8,063	—	—	—	—	—	—	—
Stock based compensation	—	—	—	911	—	—	—	—	911
Forfeiture of restricted stock awards	—	(1,276)	—	40	1,276	(40)	—	—	—
Purchase of treasury stock	—	(247,312)	—	—	247,312	(7,553)	—	—	(7,553)
Net income (loss)	—	—	—	—	—	—	14,788	—	14,788
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,463	1,463
Balance, March 31, 2019	$—	26,709,411	$271	$470,292	352,651	$(9,881)	$185,274	$260	$646,216
Issuance of restricted stock awards	—	85,503	—	—	—	—	—	—	—
Stock based compensation	—	—	—	825	—	—	—	—	825
Forfeiture of restricted stock awards	—	(920)	—	28	920	(28)	—	—	—
Stock option exercises, net	—	368	—	—	—	—	—	—	—
Purchase of treasury stock	—	(596,054)	—	—	596,054	(17,559)	—	—	(17,559)
Net income (loss)	—	—	—	—	—	—	12,730	—	12,730
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,150	1,150
Balance, June 30, 2019	$—	26,198,308	$271	$471,145	949,625	$(27,468)	$198,004	$1,410	$643,362
Issuance of restricted stock awards	—	10,847	1	(1)	—	—	—	—	$—
Stock based compensation	—	—	—	1,058	—	—	—	—	1,058
Forfeiture of restricted stock awards	—	(5,730)	—	166	5,730	(166)	—	—	—
Stock option exercises, net	—	4,653	—	—	—	—	—	—	—
Purchase of treasury stock	—	(850,093)	—	—	850,093	(24,998)	—	—	(24,998)
Net income (loss)	—	—	—	—	—	—	14,317	—	14,317
Other comprehensive income (loss)	—	—	—	—	—	—	—	(46)	(46)
Balance, September 30, 2019	$—	25,357,985	$272	$472,368	1,805,448	$(52,632)	$212,321	$1,364	$633,693
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$31,894	$41,835
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,378	6,020
Net accretion on loans	(8,377)	(4,013)
Amortization of subordinated notes issuance costs	128	81
Amortization of junior subordinated debentures	378	360
Net amortization on securities	(104)	234
Amortization of intangible assets	6,265	6,977
Deferred taxes	(3,320)	1,693
Credit Loss Expense	33,649	7,560
Stock based compensation	3,443	2,794
Net (gains) losses on sale or call of debt securities	(3,210)	(22)
Net (gains) losses on equity securities	(603)	(499)
Net OREO (gains) losses and valuation adjustments	399	(301)
Gain on sale of subsidiary or division	(9,758)	—
Origination of loans held for sale	(45,220)	(21,017)
Purchases of loans held for sale	(33,811)	(24,733)
Proceeds from sale of loans originated for sale	71,782	42,753
Net gains on sale of loans	(2,323)	(409)
Net (gains) losses on transfer of loans to loans held for sale	466	(229)
Net change in operating leases	92	145
(Increase) decrease in other assets	(4,206)	(6,759)
Increase (decrease) in other liabilities	15,387	4,017
Net cash provided by (used in) operating activities	60,329	56,487
Cash flows from investing activities:
Purchases of securities available for sale	(128,970)	(80,459)
Proceeds from sales of securities available for sale	65,184	40,617
Proceeds from maturities, calls, and pay downs of securities available for sale	78,276	75,777
Proceeds from maturities, calls, and pay downs of securities held to maturity	581	668
Purchases of loans held for investment	(277,333)	(26,714)
Proceeds from sale of loans	145,513	25,653
Net change in loans	(524,820)	(603,694)
Purchases of premises and equipment, net	(16,283)	(9,740)
Net proceeds from sale of OREO	1,918	2,513
(Purchases) redemptions of FHLB and other restricted stock, net	1,396	(8,017)
Net cash (paid for) received in acquisitions	(108,375)	—
Proceeds from sale of subsidiary or division, net	93,835	—
Net cash provided by (used in) investing activities	(669,078)	(583,396)
Cash flows from financing activities:
Net increase (decrease) in deposits	452,582	247,484
Increase (decrease) in customer repurchase agreements	12,159	9,639
Increase (decrease) in Federal Home Loan Bank advances	5,000	200,000
Proceeds from Paycheck Protection Program Liquidity Facility borrowings	231,370	—
Repayment of Paycheck Protection Program Liquidity Facility borrowings	(7,657)	—
Issuance of preferred stock, net of issuance costs	42,364	—
Preferred dividends	(899)	—
Purchase of treasury stock	(35,772)	(50,110)
Net cash provided by (used in) financing activities	699,147	407,013
Net increase (decrease) in cash and cash equivalents	90,398	(119,896)
Cash and cash equivalents at beginning of period	197,880	234,939
Cash and cash equivalents at end of period	$288,278	$115,043
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information:
Interest paid	$33,868	$37,336
Income taxes paid, net	$4,572	$12,797
Cash paid for operating lease liabilities	$3,183	$3,138
Supplemental noncash disclosures:
Loans transferred to OREO	$1,012	$3,001
Loans held for investment transferred to loans held for sale	$172,565	$27,411
Assets transferred to assets held for sale	$84,077	$—
Lease liabilities arising from obtaining right-of-use assets	$1,777	$2,179

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Financial position and results of operations
In keeping with guidance from regulators, the Company continues to actively work with COVID-19 affected customers. During the second quarter of 2020 we waived fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees were temporary and expired on June 1, 2020 resulting in a decrease in service charges on deposits fee income for the nine months ended September 30, 2020 compared to the same period during 2019. Should the pandemic and the global response escalate further, it is possible that the Company could reduce such fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of September 30, 2020 the Company has recognized $695,000 of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
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
Asset valuation
COVID-19 could cause a decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
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
Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  As of September 30, 2020, the Company’s balance sheet reflected 77 of these deferrals on outstanding loan balances of $102,987,000.  In accordance with the CARES Act and March 2020 interagency guidance, these short term deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program.  PPP loans have two-year and five-year terms and earn interest at a 1% coupon. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of September 30, 2020, the Company carried 2,080 PPP loans representing a book value of $223,000,000. The Company has received approximately $7,700,000 in total fees from the SBA, $2,600,000 of which were recognized in interest income and fees during the nine months ended September 30, 2020. The remaining fees will be amortized and recognized over the remaining lives of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.

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
Held to Maturity Securities
At September 30, 2020, we held $8,057,000 in subordinated notes of three CLO securities managed by our former subsidiary.  These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  During the nine months ended September 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The required ACL on these balances was $1,961,000 September 30, 2020 resulting in $1,835,000 of credit loss expense recognized during the nine months ended September 30, 2020.  Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. Thus, we may not receive the full amount of cash distributions we expect to receive, which would cause us to record additional allowance for credit losses with a corresponding charge to credit loss expense through earnings. As of September 30, 2020, the Company’s held to maturity securities were classified as nonaccrual.
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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2020 and 2019.
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
Allowance for Credit Losses – Held to Maturity Securities
The allowance for credit losses on held to maturity securities is estimated on a collective basis by major security type. At September 30, 2020 and December 31, 2019, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
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
Factored Receivables
The Company purchases invoices from its factoring clients in schedules or batches.  To a much lesser extent, the Company will also make short-term advances to its clients on transportation contracts for upcoming loads. Cash is advanced to the client to the extent of the applicable advance rate, less fees, as set forth in the individual factoring agreements.  The face value of the invoices purchased or amount advanced is recorded by the Company as factored receivables, and the unadvanced portions of the invoices purchased, less fees, are considered client reserves.  The client reserves are held to settle any payment disputes or collection shortfalls, may be used to pay clients’ obligations to various third parties as directed by the client, are periodically released to or withdrawn by clients, and are reported as deposits in the consolidated balance sheets.
Unearned factoring fees and unearned net origination fees are deferred and recognized over the weighted average collection period for each client.  Subsequent factoring fees are recognized in interest income as incurred by the client and deducted from the clients’ reserve balances.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Paycheck Protection Program
With the passage of the PPP, the Company has actively participated in assisting its customers with applications for loans through the program.  Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our PPP loans, the Company does not carry an ACL on its PPP loans at September 30, 2020.
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
Derivative Financial Instruments
The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. At September 30, 2020, the Company had one cash flow hedge position and no fair value or foreign currency hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.
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
NOTE 2 – BUSINESS COMBINATIONS AND DIVESTITURES
Transportation Financial Solutions
On July 8, 2020, the Company, through its wholly-owned subsidiary Advance Business Capital LLC (“ABC”), acquired the transportation factoring assets (the “TFS Acquisition”) of Transport Financial Solutions (“TFS”), a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), in exchange for cash consideration of $108,375,000, 630,268 shares of the Company’s common stock valued at approximately $13,942,000, and contingent consideration of up to approximately $9,900,000 to be paid in cash following the twelve-month period ending July 31, 2021.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Subsequent to the closing of the TFS Acquisition, the Company identified that approximately $62,200,000 of the assets acquired at closing were advances against future payments to be made to three large clients (and their affiliated entities) of TFS pursuant to long-term contractual arrangements between the obligor on such contracts and such clients (and their affiliated entities) for services that had not yet been performed.
On September 23, 2020, the Company and ABC entered into an Account Management Agreement, Amendment to Purchase Agreement and Mutual Release (the “Agreement”) with CVLG and Covenant Transport Solutions, LLC, a wholly owned subsidiary of CVLG (“CTS” and, together with CVLG, "Covenant"). Pursuant to the Agreement, the parties agreed to certain amendments to that certain Accounts Receivable Purchase Agreement (the “ARPA”), dated as of July 8, 2020, by and among ABC, as buyer, CTS, as seller, and the Company, as buyer indirect parent. Such amendments include:
•Return of the portion of the purchase price paid under the ARPA consisting of 630,268 shares of Company common stock, which will be accomplished through the sale of such shares by Covenant pursuant to the terms of the Agreement and the surrender of the cash proceeds of such sale (net of brokerage or underwriting fees and commissions) to the Company;
•Elimination of the up to $9,900,000 in earn-out consideration potentially payable to CTS under the ARPA; and
•Modification of the indemnity provisions under the ARPA to eliminate the existing indemnifications for breaches of representations and warranties and to replace such with a newly established indemnification by Covenant in the event ABC incurs losses related to the $62,200,000 in over-formula advances made to specified clients identified in the Agreement (the “Over-Formula Advance Portfolio”). Under the terms of the new indemnification arrangement, Covenant will be responsible for and will indemnify ABC for 100% of the first $30,000,000 of any losses incurred by ABC related to the Over-Formula Advance Portfolio, and for 50% of the next $30,000,000 of any losses incurred by ABC, for total indemnification by Covenant of $45,000,000.
Covenant’s indemnification obligations under the Agreement are secured by a pledge of equipment collateral by Covenant with an estimated net orderly liquidation value of $60,000,000 (the “Equipment Collateral”). The Company’s wholly-owned bank subsidiary, TBK Bank, SSB, has provided Covenant with a $45,000,000 line of credit, also secured by the Equipment Collateral, the proceeds of which may be drawn to satisfy Covenant’s indemnification obligations under the Agreement.
Pursuant to the Agreement, Triumph and Covenant have agreed to certain terms related to the management of the Over-Formula Advance Portfolio, and the terms by which Covenant may provide assistance to maximize recovery on the Over-Formula Advance Portfolio.
Pursuant to the Agreement, the Company and Covenant have provided mutual releases to each other related to any and all claims related to the transactions contemplated by the ARPA or the Over-Formula Advance Portfolio. Also in connection the Agreement, Covenant agreed to dismiss, with prejudice, the declaratory judgment action filed in the 95th Judicial District Court of Dallas County, Texas (removed to the United States District Court, Northern District of Texas), related to the ARPA and the transactions contemplated thereby.
The measurement period for this transaction remains open and the Company has determined that there is a clear and direct link between the Agreement and the ARPA. Therefore, the terms of the Agreement have been incorporated into the Company's purchase accounting which has resulted in the elimination of the contingent consideration component of the ARPA, the recognition of cash due from Covenant as part of the consideration for the transaction, and an indemnification asset to reflect the modification of Covenant's indemnification obligations.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Factored receivables	$107,524
Allowance for credit losses	(37,415)
Factored receivables, net of ACL	70,109
Intangible assets	3,500
Indemnification asset	31,218
Deferred income taxes	1,387
106,214
Liabilities assumed:
Deposits	5,613
5,613
Fair value of net assets acquired	$100,601
Consideration:
Cash paid	$108,375
Stock consideration	13,942
Cash due from seller subsequent to liquidation of stock consideration	(17,196)
Total consideration	$105,121
Goodwill	$4,520
The acquired assets were allocated to the Company’s Factoring segment. The Company has recognized goodwill of $4,520,000, which was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Factoring segment. The goodwill in this acquisition resulted from expected synergies and expansion in the factoring market. The goodwill will not be deducted for tax purposes.
Consideration included cash due from Covenant subsequent to liquidation of the stock consideration with an acquisition date fair value of $17,196,000. The fair value of cash due from Covenant was based on the Company's stock price on the date of the Agreement, less an estimate of broker commissions and discounts. Final consideration payout will be determined by the price at which the Company's stock is sold less broker commissions and discounts. The Company has elected the fair value option and the fair value of the associated asset will be remeasured each reporting period with changes in fair value recorded in noninterest income in the consolidated statements of income. The fair value of the consideration was $19,248,000 at September 30, 2020. During the three months ended September 30, 2020, the Company recognized $2.0 million of other noninterest income related to the change in fair value of the consideration during that period.
The intangible assets recognized include a customer relationship intangible asset with an acquisition date fair value of $3,500,000 which will be amortized utilizing an accelerated method over its eight year estimated useful life.
The indemnification asset was measured separately from the related covered portfolio. It is not contractually embedded in the covered portfolio nor is it transferable with the covered portfolio should the Company choose to dispose of the portfolio or a portion of the portfolio. The indemnification asset was initially recorded in other assets in the Consolidated Balance Sheets at the time of the TFS Acquisition at a fair value of $31,218,000, measured as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. These cash flows were discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The amount ultimately collected for this asset will be dependent upon the performance of the underlying covered portfolio, the passage of time, and Covenant's willingness and ability to make necessary payments. The terms of the Agreement are such that indemnification has no expiration date and the Company will continue to carry the indemnification asset until ultimate resolution of the covered portfolio. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The Company's estimate of probable losses on the covered portfolio did not change between the acquisition date and September 30, 2020 and therefore, no activity related to the indemnification asset was recorded during the three and nine months ended September 30, 2020.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The contractually required payments and the fair value at acquisition of factored receivables purchased for which there was not, at acquisition, evidence of more than insignificant deterioration of credit quality since origination (non-PCD loans) totaled $45,228,000 and $44,962,000, respectively.
Management determined that the $62,200,000 in Over-Formula Advances obtained through the TFS Acquisition had experienced more than insignificant credit deterioration since origination and thus, deemed those Over-Formula Advances to be purchased credit deteriorated ("PCD"). Other, less significant factored receivables were also considered to be PCD. The following table presents information at the acquisition date for factored receivables purchased for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination:

(Dollars in thousands)
Purchase price of loans at acquisition	$25,148
Allowance for credit losses at acquisition	37,415
Non-credit discount/(premium) at acquisition	941
Par value of acquired loans at acquisition	$63,504
Revenue and earnings of TFS since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.
Expenses related to the acquisition, including professional fees and other transaction costs, totaling $827,000 were recorded in noninterest expense in the consolidated statements of income during the three months ended September 30, 2020.
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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 - SECURITIES
Equity Securities with Readily Determinable Fair Values
The Company held equity securities with fair values of $6,040,000 and $5,437,000 at September 30, 2020 and December 31, 2019, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Unrealized gains (losses) on equity securities still held at the reporting date	$(371)	$64	$603	$499
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$(371)	$64	$603	$499
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2020
Available for sale securities:
U.S. Government agency obligations	$18,227	$221	$—	$—	$18,448
Mortgage-backed securities, residential	28,604	1,189	(3)	—	29,790
Asset-backed securities	7,173	—	(82)	—	7,091
State and municipal	42,034	1,328	—	—	43,362
CLO securities	113,795	4,058	(362)	—	117,491
Corporate bonds	22,615	319	(7)	—	22,927
SBA pooled securities	3,536	162	(5)	—	3,693
Total available for sale securities	$235,984	$7,277	$(459)	$—	$242,802

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2020
Held to maturity securities:
CLO securities	$8,057	$—	$(2,584)	$5,473
Allowance for credit losses	(1,961)
Total held to maturity securities, net of ACL	$6,096

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available for sale securities:
U.S. Government agency obligations	$39,679	$115	$(34)	$39,760
Mortgage-backed securities, residential	37,324	728	(36)	38,016
Asset-backed securities	8,039	—	(80)	7,959
State and municipal	31,746	327	(8)	32,065
CLO Securities	75,592	39	(358)	75,273
Corporate bonds	50,889	695	(1)	51,583
SBA pooled securities	4,112	53	(1)	4,164
Total available for sale securities	$247,381	$1,957	$(518)	$248,820

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2019
Held to maturity securities:
CLO securities	$8,417	$—	$(1,510)	$6,907
The amortized cost and estimated fair value of securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$38,449	$38,799	$—	$—
Due from one year to five years	19,799	20,264	—	—
Due from five years to ten years	24,878	26,456	8,057	5,473
Due after ten years	113,545	116,709	—	—
	196,671	202,228	8,057	5,473
Mortgage-backed securities, residential	28,604	29,790	—	—
Asset-backed securities	7,173	7,091	—	—
SBA pooled securities	3,536	3,693	—	—
	$235,984	$242,802	$8,057	$5,473
Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds	$65,184	$—	$65,184	$40,617
Gross gains	3,217	—	3,217	133
Gross losses	(140)	—	(140)	(130)
Net gains and losses from calls of securities	32	19	133	19
Debt securities with a carrying amount of approximately $83,013,000 and $48,237,000 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $1,316,000 and $1,685,000 at September 30, 2020 and December 31, 2019, respectively, and was included in other assets in the consolidated balance sheets.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	127	(1)	288	(2)	415	(3)
Asset-backed securities	150	(1)	6,941	(81)	7,091	(82)
State and municipal	—	—	—	—	—	—
CLO securities	16,591	(144)	34,739	(218)	51,330	(362)
Corporate bonds	996	(7)	150	0	1,146	(7)
SBA pooled securities	726	(5)	32	0	758	(5)
	$18,590	$(158)	$42,150	$(301)	$60,740	$(459)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Available for sale securities:
U.S. Government agency obligations	$—	$—	$12,331	$(34)	$12,331	$(34)
Mortgage-backed securities, residential	3,549	(29)	777	(7)	4,326	(36)
Asset-backed securities	2,986	(36)	4,973	(44)	7,959	(80)
State and municipal	562	—	3,426	(8)	3,988	(8)
CLO Securities	58,160	(358)	—	—	58,160	(358)
Corporate bonds	—	—	149	(1)	149	(1)
SBA pooled securities	354	—	9	(1)	363	(1)
	$65,611	$(423)	$21,665	$(95)	$87,276	$(518)
Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1)the extent to which the fair value is less than cost, (2)the financial condition and near-term prospects of the issuer, and (3)the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
At September 30, 2020, the Company had 45 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Held to Maturity CLO Securities
Allowance for credit losses:
Beginning balance	$1,855	$—
Impact of adopting ASC 326	—	126
Credit loss expense	106	1,835
Allowance for credit losses ending balance	$1,961	$1,961

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  During the nine months ended September 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. As of September 30, 2020, the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commercial real estate	$19,919	$—
1-4 family residential	11,644	2,735
Commercial	5,153	—
Total loans held for sale	$36,716	$2,735
Commercial real estate loans held for sale totaling $19,919,000 were on nonaccrual status and risk graded as classified at September 30, 2020.
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$762,531	$766,471	$(3,940)	$1,046,961	$1,051,684	$(4,723)
Construction, land development, land	244,512	244,966	(454)	160,569	162,335	(1,766)
1-4 family residential	164,785	165,442	(657)	179,425	180,340	(915)
Farmland	110,966	111,870	(904)	154,975	156,995	(2,020)
Commercial	1,536,903	1,554,805	(17,902)	1,342,683	1,346,444	(3,761)
Factored receivables	1,016,337	1,017,805	(1,468)	619,986	621,697	(1,711)
Consumer	17,106	17,139	(33)	21,925	21,994	(69)
Mortgage warehouse	999,771	999,771	—	667,988	667,988	—
Total loans held for investment	4,852,911	$4,878,269	$(25,358)	4,194,512	$4,209,477	$(14,965)
Allowance for credit losses	(90,995)			(29,092)
	$4,761,916			$4,165,420
The difference between the amortized cost and the unpaid principal is primarily (1) premiums and discounts associated with acquired loans totaling $20,121,000 and $13,573,000 at September 30, 2020 and December 31, 2019, respectively, and (2) net deferred origination and factoring fees totaling $5,237,000 and $1,392,000 at September 30, 2020 and December 31, 2019, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $18,933,000 and $18,553,000 at September 30, 2020 and December 31, 2019, respectively, and was included in other assets in the consolidated balance sheets.
At September 30, 2020 and December 31, 2019, the Company had $110,510,000 and $66,754,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2020 the balance of the Over-Formula Advance Portfolio included in factored receivables was $62.2 million.
Loans with carrying amounts of $2,185,499,000 and $1,301,851,000 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and, beginning in 2020, to secure Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.
During the three and nine months ended September 30, 2020, loans with carrying amounts of $56,934,000 and $172,565,000, respectively, were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the three and nine months ended September 30, 2020, loans transferred to held for sale were sold resulting in proceeds of $58,313,000 and $145,513,000, respectively. The Company recorded net losses on transfers and sales of loans of $515,000 and $466,000 for the three and nine months ended September 30, 2020, respectively. Net gains and losses on transfers and sales of loans are recorded as other noninterest income in the consolidated statements of income. During the three and nine months ended September 30, 2019, loans with a carrying amount of $21,180,000 and $27,411,000, respectively, were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the three and nine months ended September 30, 2019, loans transferred to held for sale were sold resulting in proceeds of $19,322,000 and $25,653,000, respectively, and net gains on transfers and sales of loans of $129,000 and $229,000, respectively, which were recorded as other noninterest income in the consolidated statements of income.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Credit Loss Expense	Charge-offs	Recoveries	Reclassification to Held For Sale	Ending Balance
Three months ended September 30, 2020
Commercial real estate	$15,539	$—	$—	$(2,440)	$—	$53	$—	$13,152
Construction, land development, land	5,917	—	—	(319)	—	2	—	5,600
1-4 family residential	2,027	—	—	(56)	(6)	7	—	1,972
Farmland	958	—	—	(95)	—	—	—	863
Commercial	23,283	—	—	(657)	(528)	615	—	22,713
Factored receivables	5,244	—	37,415	3,059	(773)	40	—	44,985
Consumer	768	—	—	29	(118)	31	—	710
Mortgage warehouse	877	—	—	123	—	—	—	1,000
	$54,613	$—	$37,415	$(356)	$(1,425)	$748	$—	$90,995

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended September 30, 2019
Commercial real estate	$5,677	$147	$(26)	$—	$5,798
Construction, land development, land	1,035	47	—	2	1,084
1-4 family residential	409	4	—	4	417
Farmland	590	349	—	—	939
Commercial	13,899	1,195	(557)	234	14,771
Factored receivables	6,861	851	(210)	215	7,717
Consumer	563	66	(85)	37	581
Mortgage warehouse	382	206	—	—	588
	$29,416	$2,865	$(878)	$492	$31,895

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Credit Loss Expense	Charge-offs	Recoveries	Reclassification to Held For Sale	Ending Balance
Nine Months Ended September 30, 2020
Commercial real estate	$5,353	$1,372	$—	$6,366	$—	$61	$—	$13,152
Construction, land development, land	1,382	(187)	—	4,400	—	5	—	5,600
1-4 family residential	308	513	—	1,138	(27)	40	—	1,972
Farmland	670	437	—	(324)	—	80	—	863
Commercial	12,566	(184)	—	11,004	(1,173)	949	(449)	22,713
Factored receivables	7,657	(1,630)	37,415	4,475	(3,027)	95	—	44,985
Consumer	488	(52)	—	583	(410)	101	—	710
Mortgage warehouse	668	—	—	332	—	—	—	1,000
	$29,092	$269	$37,415	$27,974	$(4,637)	$1,331	$(449)	$90,995

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Nine months ended September 30, 2019
Commercial real estate	$4,493	$1,343	$(39)	$1	$5,798
Construction, land development, land	1,134	(63)	(78)	91	1,084
1-4 family residential	317	86	(43)	57	417
Farmland	535	404	—	—	939
Commercial	12,865	3,252	(1,671)	325	14,771
Factored receivables	7,299	1,839	(1,682)	261	7,717
Consumer	615	424	(594)	136	581
Mortgage warehouse	313	275	—	—	588
	$27,571	$7,560	$(4,107)	$871	$31,895

The ACL as of September 30, 2020 was estimated using the current expected credit loss model. Management determined that the $62,200,000 in Over-Formula Advances obtained through the TFS Acquisition had experienced more than insignificant credit deterioration since origination and thus deemed those Over-Formula Advances to be purchased credit deteriorated ("PCD"). This resulted in recording a $37,400,000 ACL on the Over-Formula Advance Portfolio through purchase accounting during the three months ended September 30, 2020. There was no impact to credit loss expense resulting from the PCD determination. The Company's expectation of loss on the Over-Formula Advance Portfolio did not change between the acquisition date and September 30, 2020 and thus, the PCD ACL was held constant at September 30, 2020. The primary reason for the increase in required ACL during the three months ended September 30, 2020 is related to the $37,400,000 PCD ACL. There was relatively little change to the loss drivers that the Company forecasts to calculate expected losses during the three months ended September 30, 2020.
The primary reasons for the increase in required ACL during the nine months ended September 30, 2020 are the PCD ACL increase discussed previously and significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses and, to a much lesser extent, changes in qualitative loss factors during the period.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For all DCF models at September 30, 2020, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2020, as compared to January 1, 2020, the Company forecasted a significant increase in national unemployment, significant decrease in one-year percentage change in national retail sales, significant decrease in one-year percentage change in the national home price index, and a significant decrease in one-year percentage change in national gross domestic product for the first forecasted quarter. The Company projected little to no improvement in the loss drivers over the first three quarters with these loss drivers remaining significantly worse compared to recent historical trends over the past several years. Some improvement is expected in the fourth projected quarter. At September 30, 2020, as compared to June 30, 2020, Company forecasts over the reasonable and supportable forecast period were somewhat comparable.
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
For the nine months ended September 30, 2020, the TFS Acquisition created the need for an additional $37,400,000 of PCD ACL previously discussed. The projected economic impact of COVID-19 on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period created the need for $23,300,000 of additional ACL. The increase in required ACL was also driven by net charge-offs of $3,300,000 (which carried reserves of $1,600,000 at the time of charge-off), and net new specific allowances recorded on individual loans of $5,700,000. The increase was offset by contraction and changes in mix in the underlying portfolio.
For the three months ended September 30, 2020, the TFS Acquisition created the need for an additional $37,400,000 of PCD ACL previously discussed. The changes in projected loss drivers and assumptions over the reasonable and supportable forecast period increased the ACL by $600,000. The increase in required ACL was also driven by net charge-offs of $700,000 (which carried reserves of $800,000 at the time of charge-off), and net new specific allowances recorded on individual loans of $800,000. Changes in loan volume and changes in mix in the underlying portfolio also increased the reserve.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
September 30, 2020
Commercial real estate	$14,198	$—	$—	$366	$14,564	$1,668
Construction, land development, land	2,112	—	—	—	2,112	271
1-4 family residential	1,962	—	—	181	2,143	24
Farmland	1,914	—	148	572	2,634	—
Commercial	2,875	4,893	7,034	4,124	18,926	4,563
Factored receivables	—	73,875	—	—	73,875	40,072
Consumer	—	—	—	322	322	29
Mortgage warehouse	—	—	—	—	—	—
Total	$23,061	$78,768	$7,182	$5,565	$114,576	$46,627
At September 30, 2020 the balance of the Over-Formula Advance Portfolio included in factored receivables was $62,200,000 and carried an ACL allocation of $37,400,000
The following table presents loans individually and collectively evaluated for impairment, as well as purchased credit impaired (“PCI”) loans, and their respective allowance for credit loss allocations as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

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
The following table presents information pertaining to impaired loans as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	Impaired Loans and Purchased Credit Impaired Loans With a Valuation Allowance			Impaired Loans Without a Valuation Allowance
(Dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Recorded Investment	Unpaid Principal
December 31, 2019
Commercial real estate	$878	$907	$344	$6,577	$6,643
Construction, land development, land	935	935	271	1,203	1,305
1-4 family residential	35	22	33	1,693	1,799
Farmland	—	—	—	6,638	6,819
Commercial	6,032	6,053	1,278	9,586	9,751
Factored receivables	15,940	15,940	3,178	7	7
Consumer	17	16	9	310	311
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$23,908	$23,928	$5,117	$26,014	$26,635
The following table presents average impaired loans, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Average Impaired Loans	Interest Recognized	Average Impaired Loans	Interest Recognized
(Dollars in thousands)
Commercial real estate	$7,500	$180	$7,675	$180
Construction, land development, land	1,087	5	624	5
1-4 family residential	2,353	13	2,326	15
Farmland	6,737	31	7,186	75
Commercial	15,222	321	16,397	373
Factored receivables	10,453	—	9,455	—
Consumer	458	5	411	5
Mortgage warehouse	—	—	—	—
PCI	71	—	71	—
	$43,881	$555	$44,145	$653

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
September 30, 2020
Commercial real estate	$1,714	$6,993	$2,666	$11,373	$751,158	$762,531	$1,287
Construction, land development, land	608	894	1,184	2,686	241,826	244,512	—
1-4 family residential	1,049	849	1,061	2,959	161,826	164,785	143
Farmland	400	—	284	684	110,282	110,966	—
Commercial	5,954	1,548	6,319	13,821	1,523,082	1,536,903	276
Factored receivables	68,522	7,247	8,638	84,407	931,930	1,016,337	8,638
Consumer	442	83	141	666	16,440	17,106	—
Mortgage warehouse	—	—	—	—	999,771	999,771	—
Total	$78,689	$17,614	$20,293	$116,596	$4,736,315	$4,852,911	$10,344

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2019
Commercial real estate	$1,752	$1,328	$1,759	$4,839	$1,042,122	$1,046,961	$—
Construction, land development, land	1,785	842	361	2,988	157,581	160,569	—
1-4 family residential	1,396	723	554	2,673	176,752	179,425	286
Farmland	52	132	2,376	2,560	152,415	154,975	—
Commercial	4,444	4,154	9,555	18,153	1,324,530	1,342,683	808
Factored receivables	29,118	7,182	4,226	40,526	579,460	619,986	4,226
Consumer	508	429	183	1,120	20,805	21,925	49
Mortgage warehouse	—	—	—	—	667,988	667,988	—
Total	$39,055	$14,790	$19,014	$72,859	$4,121,653	$4,194,512	$5,369
At September 30, 2020, total past due Over-Formula Advances recorded in factored receivables was $38,500,000. This balance was past due 30-59 Days. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition.
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$12,235	$4,700	$7,501	$6,623
Construction, land development, land	2,089	1,180	3,922	2,987
1-4 family residential	1,761	1,640	1,730	1,694
Farmland	2,452	2,452	6,494	6,494
Commercial	19,462	5,210	16,080	9,977
Factored receivables	—	—	—	—
Consumer	322	247	327	310
Mortgage warehouse	—	—	—	—
	$38,321	$15,429	$36,054	$28,085

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Commercial real estate	$371	$13	$435	$32
Construction, land development, land	1	—	1	9
1-4 family residential	21	—	31	12
Farmland	36	26	36	27
Commercial	37	13	76	50
Factored receivables	—	—	—	—
Consumer	—	2	2	3
Mortgage warehouse	—	—	—	—
	$466	$54	$581	$133
There was no interest earned on nonaccrual loans during the three and nine months ended September 30, 2020 and 2019.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Nonaccrual loans(1)	$38,321	$36,054
Factored receivables greater than 90 days past due	8,638	4,226
Other nonperforming factored receivables(2)	10,029	—
Troubled debt restructurings accruing interest	3	333
	$56,991	$40,613
(1)Includes troubled debt restructurings of $15,743,000 and $4,888,000 at September 30, 2020 and December 31, 2019, respectively.
(2)Other nonperforming factored receivables represent the portion of the Over-Formula Advance Portfolio that is not covered by Covenant's indemnification. This amount is also considered Classified from a risk rating perspective.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of September 30, 2020 and December 31, 2019, based on the most recent analysis performed, the risk category of loans is as follows:

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
September 30, 2020	2020	2019	2018	2017	2016	Prior
Commercial real estate
Pass	$374,993	$85,458	$95,818	$92,112	$35,576	$53,189	$7,124	$908	$745,178
Classified	13,918	437	182	636	852	1,328	—	—	17,353
Total commercial real estate	$388,911	$85,895	$96,000	$92,748	$36,428	$54,517	$7,124	$908	$762,531

Construction, land development, land
Pass	$141,940	$29,654	$55,887	$12,362	$268	$1,776	$13	$500	$242,400
Classified	905	838	—	—	—	369	—	—	2,112
Total construction, land development, land	$142,845	$30,492	$55,887	$12,362	$268	$2,145	$13	$500	$244,512

1-4 family residential
Pass	$35,959	$12,614	$15,172	$13,316	$11,773	$30,076	$38,669	$5,320	$162,899
Classified	570	76	16	—	359	758	107	—	1,886
Total 1-4 family residential	$36,529	$12,690	$15,188	$13,316	$12,132	$30,834	$38,776	$5,320	$164,785

Farmland
Pass	$19,870	$17,100	$16,458	$15,168	$13,829	$21,150	$2,130	$486	$106,191
Classified	1,207	417	1,672	145	—	560	774	—	4,775
Total farmland	$21,077	$17,517	$18,130	$15,313	$13,829	$21,710	$2,904	$486	$110,966

Commercial
Pass	$848,660	$135,269	$48,573	$41,531	$6,013	$5,548	$405,676	$11,396	$1,502,666
Classified	7,186	7,357	4,725	1,445	731	348	12,445	—	34,237
Total commercial	$855,846	$142,626	$53,298	$42,976	$6,744	$5,896	$418,121	$11,396	$1,536,903

Factored receivables
Pass	$995,046	$—	$—	$—	$—	$—	$—	$—	$995,046
Classified	21,291	—	—	—	—	—	—	—	21,291
Total factored receivables	$1,016,337	$—	$—	$—	$—	$—	$—	$—	$1,016,337

Consumer
Pass	$3,820	$2,617	$1,614	$4,694	$3,088	$875	$73	$—	$16,781
Classified	—	18	7	94	162	44	—	—	325
Total consumer	$3,820	$2,635	$1,621	$4,788	$3,250	$919	$73	$—	$17,106

Mortgage warehouse
Pass	$—	$—	$—	$—	$—	$—	$999,771	$—	$999,771
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$999,771	$—	$999,771

Total loans
Pass	$2,420,288	$282,712	$233,522	$179,183	$70,547	$112,614	$1,453,456	$18,610	$4,770,932
Classified	45,077	9,143	6,602	2,320	2,104	3,407	13,326	—	81,979
Total loans	$2,465,365	$291,855	$240,124	$181,503	$72,651	$116,021	$1,466,782	$18,610	$4,852,911

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
Troubled Debt Restructurings and Loan Modifications
The Company had troubled debt restructurings with an amortized cost of $18,326,000 and $5,221,000 as of September 30, 2020 and December 31, 2019, respectively. The Company had allocated $2,030,000 and $718,000 of allowance for those loans at September 30, 2020 and December 31, 2019, respectively, and had not committed to lend additional amounts.
The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the three and nine months ended September 30, 2020 and 2019. The Company did not grant principal reductions on any restructured loans.

(Dollars in thousands)	Extended Amortization Period	Payment Deferrals	AB Note Restructure	Interest Rate Reduction	Total Modifications	Number of Loans
Nine months ended September 30, 2020
Commercial real estate	$—	$246	$—	$—	$246	2
Construction, land development, land	8	—	—	—	8	1
Farmland	3,486	—	—	—	3,486	1
Commercial	4,714	9,296	—	—	14,010	19
	$8,208	$9,542	$—	$—	$17,750	23

Three months ended September 30, 2020
Commercial	123	3,503	—	—	3,626	14
	$123	$3,503	$—	$—	$3,626	14

Nine months ended September 30, 2019
Commercial real estate	$—	$—	$4,597	$—	$4,597	1
Commercial	1,649	84	—	593	2,326	6
	$1,649	$84	$4,597	$593	$6,923	7
Three months ended September 30, 2019
Commercial real estate	$—	$—	$—	$—	$—	—
Commercial	554	—	—	—	554	1
	$554	$—	$—	$—	$554	1
During the nine months ended September 30, 2020, the Company had two loans modified as troubled debt restructurings with a recorded investment of $18,000 for which there were payment defaults within twelve months following the modification. During the nine months ended September 30, 2019, the Company had two loans modified as troubled debt restructurings with a recorded investment of $240,000 for which there were payment defaults within twelve months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three and nine months ended September 30, 2020, the Company modified $12,625,000 and $617,976,000, respectively, in loans for borrowers impacted by the COVID-19 pandemic. These modifications primarily consisted of short-term payment deferrals generally no more than six months in duration to assist customers. As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES act or Interagency Guidance, they are not considered troubled debt restructurings. The following table summarized the amortized cost of loans with payments currently in deferral and the accrued interest related to the loans with payments currently in deferral at September 30, 2020:

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

September 30, 2020
Commercial real estate	$762,531	$77,419	10.2%	$464
Construction, land development, land	244,512	116	—%	1
1-4 family residential	164,785	8,560	5.2%	127
Farmland	110,966	—	—%	—
Commercial	1,536,903	16,787	1.1%	99
Factored receivables	1,016,337	—	—%	—
Consumer	17,106	105	0.6%	4
Mortgage warehouse	999,771	—	—%	—
Total	$4,852,911	$102,987	2.1%	$695
Residential Real Estate Loans In Process of Foreclosure
At September 30, 2020 and December 31, 2019, the Company had $208,000 and $87,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
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
The changes in accretable yield related to loans that were identified as purchased credit impaired prior to the adoption of ASU 2016-13 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Accretable yield, beginning balance	$4,793	$5,711
Additions	—	—
Accretion	(460)	(1,228)
Reclassification from nonaccretable to accretable yield	50	64
Disposals	(54)	(218)
Accretable yield, ending balance	$4,329	$4,329
NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Goodwill	$163,263	$158,743

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(26,217)	$17,361	$43,578	$(22,258)	$21,320
Other intangible assets	19,200	(7,783)	11,417	15,700	(5,477)	10,223
	$62,778	$(34,000)	$28,778	$59,278	$(27,735)	$31,543
The changes in goodwill and intangible assets during the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$186,162	$194,668	$190,286	$199,417
Acquired goodwill	4,520	—	4,520	—
Acquired intangibles	3,500	—	3,500	—
Amortization of intangibles	(2,141)	(2,228)	(6,265)	(6,977)
Ending balance	$192,041	$192,440	$192,041	$192,440

Management performed a goodwill impairment test on the Company's reporting units as of September 30, 2020. The goodwill impairment test did not identify any goodwill impairment.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate interest bearing deposits. During 2020, the Company estimates that an additional $132,000 will be reclassified as an increase in interest expense.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2020. There were no such derivatives outstanding at December 31, 2019.

	Derivative Liabilities
	As of September 30, 2020
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value Total
Derivatives designated as hedging instruments:
Interest rate swaps	$200,000	Other Liabilities	$16
The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax, as of September 30, 2020:

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
Three Months Ended September 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$257	$257	Interest Expense	$(16)	$(16)

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
Nine Months Ended September 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$11	$11	Interest Expense	$(16)	$(16)
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
As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $0. As of September 30, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $0.
NOTE 7 – VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $6,096,000 and $8,417,000 at September 30, 2020 and December 31, 2019, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 8 – BORROWINGS AND BORROWING CAPACITY
Customer Repurchase Agreements

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows for the nine months ended September 30, 2020 and the year ended December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Amount outstanding at end of period	$14,192	$2,033
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$6,520	$7,823
Weighted average interest rate during the period	0.03%	0.02%
Maximum month-end balance during the period	$14,192	$14,463
Customer repurchase agreements were secured by pledged securities with carrying amounts of $14,544,000 and $2,997,000 at September 30, 2020 and December 31, 2019, respectively.
FHLB Advances
FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Fixed Rate		Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
2020	$405,000	0.13%	$—	—
2027	—	—	30,000	0.33%
	$405,000	0.13%	30,000	0.33%
Information concerning FHLB advances is summarized as follows for the nine months ended September 30, 2020 and the year ended December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Amount outstanding at end of period	$435,000	$430,000
Weighted average interest rate at end of period	0.15%	1.58%
Average amount outstanding during the period	430,250	369,548
Weighted average interest rate during the period	0.61%	2.32%
Highest month end balance during the period	850,000	530,000
The Company’s unused borrowing capacity with the FHLB is as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Borrowing capacity	$1,323,927	$1,300,985
Borrowings outstanding	435,000	430,000
Unused borrowing capacity	$888,927	$870,985
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
Information concerning borrowings under the PPPLF is summarized as follows for the nine months ended September 30, 2020:

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	September 30, 2020
Amount outstanding at end of period	$223,713
Weighted average interest rate at end of period	0.35%
Average amount outstanding during the period	119,236
Weighted average interest rate during the period	0.35%
Highest month end balance during the period	223,809
At September 30, 2020, scheduled maturities of PPPLF borrowings are as follows:

(Dollars in thousands)	September 30, 2020
Within one year	$—
After one but within two years	223,713
Total	$223,713
At September 30, 2020, the PPPLF borrowings are secured by PPP Loans totaling $223,713,000 and bear interest at a fixed rate of 0.35% annually. There were no borrowings under the PPPLF during the year ended December 31, 2019.
Federal Funds Purchased
The Company had no federal funds purchased at September 30, 2020 or December 31, 2019. However, as of September 30, 2020, the Company had unsecured federal funds lines of credit with seven unaffiliated banks totaling $227,500,000.
Federal Reserve Bank Discount Window
During the nine months ended September 30, 2020, the Company entered into agreements with the Federal Reserve Bank of Dallas to borrow from its discount window. The Company had no Federal Reserve Bank discount window borrowings outstanding at September 30, 2020. At September 30, 2020, the Company had $467,256,000 of unused borrowing capacity from the Federal Reserve Bank discount window, to which the Company pledged loans with an outstanding balance of $636,992,000. The Company did not participate in the Federal Reserve Bank discount window program during the year ended December 31, 2019.
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
Issuance costs related to the 2016 Notes and the 2019 Notes totaled $1,324,000 and $1,218,000, respectively, and have been netted against the subordinated notes liability on the consolidated balance sheets. The debt issuance costs are being amortized using the effective interest method over the life of the 2016 Notes and the 2019 Notes as a component of interest expense. The carrying value of the 2016 Notes and the 2019 Notes totaled $87,455,000 and $87,327,000 at September 30, 2020 and December 31, 2019, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The 2016 Notes and the 2019 Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.
Junior Subordinated Debentures
The following provides a summary of the Company’s junior subordinated debentures as of September 30, 2020:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,187	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,924	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,594	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,684	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,876	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,679	July 2034	LIBOR + 2.75%
	$51,031	$39,944
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
The debentures may be called by the Company at par plus any accrued but unpaid interest. Interest on the debentures is calculated quarterly, based on a contractual rate equal to three-month LIBOR plus a weighted average spread of 2.24%. The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears. The Company has the right to defer payments on interest on the debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures.
The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $39,944,000 and $39,566,000 was allowed in the calculation of Tier I regulatory capital as of September 30, 2020 and December 31, 2019, respectively.
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
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$35,764	$594,305	$630,069	$49,057	$444,028	$493,085
Standby letters of credit	$5,382	$3,259	$8,641	$3,017	$3,781	$6,798
Commitments to purchase loans	$—	$51,747	$51,747	$—	$22,004	$22,004
Mortgage warehouse commitments	$—	$318,972	$318,972	$—	$340,502	$340,502
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At September 30, 2020 and December 31, 2019, the allowance for credit losses on off-balance sheet credit exposures totaled $6,395,000 and $638,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. For the three and nine months ended September 30, 2020, credit loss expense for off balance sheet credit exposures was $(8,000) and $3,840,000, respectively. For the three and nine months ended September 30, 2019, credit loss expense for off balance sheet credit exposures was a credit of $150,000 and $116,000, respectively, and was included in other noninterest expense on the Company’s consolidated statements of income.
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
The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 15 of the Company’s 2019 Form 10-K, except for the valuation of derivative financial instruments, the indemnification asset recognized in connection with the factored receivables acquired from TFS, and Paycheck Protection Program Liquidity Fund borrowings, which the Company entered into in during the three months ended June 30, 2020.
Derivative Financial Instruments
Currently, the Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. This discount rate was 4% at September 30, 2020. The indemnification asset, which is included in other assets in the Consolidated Balance Sheets, is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The Company's estimate of probable losses on the covered portfolio did not change between the acquisition date and September 30, 2020 and therefore, no activity related to the indemnification asset was recorded during the three and nine months ended September 30, 2020. The indemnification asset fair value is considered a Level 3 classification.
Paycheck Protection Program Liquidity Fund
The Company’s PPPLF borrowings correspond to PPP loans and are expected to be short term in duration, therefore fair value materially approximates carrying value and is considered a Level 2 classification.
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2020	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$18,448	$—	$18,448
Mortgage-backed securities, residential	—	29,790	—	29,790
Asset-backed securities	—	7,091	—	7,091
State and municipal	—	43,362	—	43,362
CLO securities	—	117,491	—	117,491
Corporate bonds	—	22,927	—	22,927
SBA pooled securities	—	3,693	—	3,693
	$—	$242,802	$—	$242,802

Equity securities
Mutual fund	$6,040	$—	$—	$6,040

Loans held for sale	$—	$36,716	$—	$36,716

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$16	$—	$16

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$21,991	$21,991

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2019	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$39,760	$—	$39,760
Mortgage-backed securities, residential	—	38,016	—	38,016
Asset-backed securities	—	7,959	—	7,959
State and municipal	—	32,065	—	32,065
CLO Securities	—	75,273	—	75,273
Corporate bonds	—	51,583	—	51,583
SBA pooled securities	—	4,164	—	4,164
	$—	$248,820	$—	$248,820

Equity securities
Mutual fund	$5,437	$—	$—	$5,437

Loans held for sale	$—	$2,735	$—	$2,735

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$21,622	$21,622
There were no transfers between levels during 2020 or 2019.
On June 2, 2018, the Company acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s (“ICC”) accounts receivable factoring business and other related financial services. Consideration for the acquisition included contingent consideration, which is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition. The index is calculated by a third party data analytics firm and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period after closing, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price, with a payout ranging from $0 to $22,000,000. The fair value of the contingent consideration is calculated each reporting period, and changes in the fair value of the contingent consideration are recorded in noninterest income in the consolidated statements of income. At September 30, 2020 and December 31, 2019, the ICC contingent consideration liability was the only recurring fair value measurement with Level 3 unobservable inputs. At September 30, 2020 and December 31, 2019, the fair value calculation of the contingent consideration resulted in a payout of $22,000,000, and discount rates of 0.2% and 1.7%, respectively, were applied to calculate the present value of the contingent consideration. A reconciliation of the opening balance to the closing balance of the fair value of the contingent consideration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$21,963	$21,302	$21,622	$20,745
Contingent consideration recognized in business combination	—	—	—	—
Change in fair value of contingent consideration recognized in earnings	28	124	369	681
Consideration settlement payments	—	—	—	—
Ending balance	$21,991	$21,426	$21,991	$21,426
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2020	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$5,302	$5,302
Construction, land development, land	—	—	637	637
1-4 family residential	—	—	5	5
Commercial	—	—	3,584	3,584
Factored receivables	—	—	33,803	33,803
Consumer	—	—	46	46
Other real estate owned (1)
1-4 family residential properties	—	—	189	189
	$—	$—	$43,566	$43,566

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2019	Level 1	Level 2	Level 3
Impaired loans
Commercial real estate	$—	$—	$534	$534
Construction, land development, land	—	—	664	664
1-4 family residential	—	—	2	2
Commercial	—	—	4,754	4,754
Factored receivables	—	—	12,762	12,762
Consumer	—	—	8	8
PCI	—	—	67	67
Other real estate owned (1)
Commercial real estate	—	—	388	388
1-4 family residential	—	—	89	89
	$—	$—	$19,268	$19,268
(1)Represents the fair value of OREO that was adjusted during the year to date period and subsequent to its initial classification as OREO.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value.
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at September 30, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
September 30, 2020		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$288,278	$288,278	$—	$—	$288,278
Securities - held to maturity	6,096	—	—	5,473	5,473
Loans not previously presented, gross	4,810,731	197,859	—	4,593,233	4,791,092
FHLB and other restricted stock	18,464	N/A	N/A	N/A	N/A
Indemnification asset	31,218	—	—	31,218	31,218
Accrued interest receivable	20,254	20,254	—	—	20,254

Financial liabilities:
Deposits	4,248,101	—	4,254,371	—	4,254,371
Customer repurchase agreements	14,192	—	14,192	—	14,192
Federal Home Loan Bank advances	435,000	—	435,000	—	435,000
Paycheck Protection Program Liquidity Facility	223,713	—	223,713	—	223,713
Subordinated notes	87,455	—	89,806	—	89,806
Junior subordinated debentures	39,944	—	40,135	—	40,135
Accrued interest payable	6,006	6,006	—	—	6,006

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2019		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$197,880	$197,880	$—	$—	$197,880
Securities - held to maturity	8,417	—	—	6,907	6,907
Loans not previously presented, gross	4,170,604	83,454	—	4,086,597	4,170,051
FHLB and other restricted stock	19,860	N/A	N/A	N/A	N/A
Accrued interest receivable	20,322	20,322	—	—	20,322

Financial liabilities:
Deposits	3,789,906	—	3,793,603	—	3,793,603
Customer repurchase agreements	2,033	—	2,033	—	2,033
Federal Home Loan Bank advances	430,000	—	430,000	—	430,000
Subordinated notes	87,327	—	93,877	—	93,877
Junior subordinated debentures	39,566	—	40,700	—	40,700
Accrued interest payable	9,367	9,367	—	—	9,367
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2020 and December 31, 2019, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2020 and December 31, 2019, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2020 that management believes have changed TBK Bank’s category.
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$689,050	12.9%	$427,318	8.0%	N/A	N/A
TBK Bank, SSB	$624,406	11.9%	$419,769	8.0%	$524,711	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$549,445	10.3%	$320,065	6.0%	N/A	N/A
TBK Bank, SSB	$573,637	10.9%	$315,763	6.0%	$421,018	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$464,501	8.7%	$240,259	4.5%	N/A	N/A
TBK Bank, SSB	$573,637	10.9%	$236,823	4.5%	$342,077	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$549,445	10.8%	$203,498	4.0%	N/A	N/A
TBK Bank, SSB	$573,637	11.3%	$203,057	4.0%	$253,822	5.0%
As of December 31, 2019
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$604,832	12.8%	$378,020	8.0%	N/A	N/A
TBK Bank, SSB	$555,213	12.0%	$370,142	8.0%	$462,678	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$487,775	10.3%	$284,141	6.0%	N/A	N/A
TBK Bank, SSB	$525,490	11.4%	$276,574	6.0%	$368,765	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$448,209	9.5%	$212,310	4.5%	N/A	N/A
TBK Bank, SSB	$525,490	11.4%	$207,430	4.5%	$299,621	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$487,775	10.0%	$195,110	4.0%	N/A	N/A
TBK Bank, SSB	$525,490	10.9%	$192,840	4.0%	$241,050	5.0%
As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company has elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at September 30, 2020 and December 31, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At September 30, 2020 and December 31, 2019, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 13 – STOCKHOLDERS’ EQUITY
The following summarizes the capital structure of Triumph Bancorp, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	September 30, 2020
Shares authorized	51,750
Shares issued	45,000
Shares outstanding	45,000
Par value per share	$0.01
Liquidation preference per share	$1,000
Liquidation preference amount	$45,000
Dividend rate	7.125%
Dividend payment dates	Quarterly
There were no preferred shares issued or outstanding at December 31, 2019.
Common Stock

	September 30, 2020	December 31, 2019
Shares authorized	50,000,000	50,000,000
Shares issued	27,932,671	27,163,642
Treasury shares	(3,081,070)	(2,198,681)
Shares outstanding	24,851,601	24,964,961
Par value per share	$0.01	$0.01
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
Series C Preferred Stock holders are entitled to quarterly cash dividends accruing at the rate per annum of 7.125% beginning September 30, 2020, applied to the liquidation preference value of the stock. Any dividends not paid shall not accumulate but will be waived and not payable by the Company. Payments of dividends are subject to declaration by the board of the Company. The Series C Preferred Stock is not redeemable by the holder and is senior to the Company’s common stock. The Series C Preferred stock may be

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
redeemed in whole or in part by the Company at liquidation value (i) on any dividend payment date on or after June 30, 2025 or (ii) within 90 days following a regulatory capital treatment event (as defined in the Statement of Designation), subject to regulatory approval.
Stock Repurchase Programs
During the three months ended March 31, 2020, the Company repurchased 871,319 shares into treasury stock under the Company’s stock repurchase program at an average price of $40.81, for a total of $35,600,000, effectively completing the $50,000,000 stock repurchase program authorized by the Company’s board of directors on October 16, 2019. No shares were repurchased during the three months ended September 30, 2020 or June 30, 2020 under a stock repurchase program.
During the three and nine months ended September 30, 2019, the Company repurchased 850,093 shares into treasury stock under the Company’s stock repurchase program at an average price of $29.38 for a total of $24,972,000 and 1,688,234 shares at an average price of $29.56 for a total of $49,902,000, respectively.
NOTE 14 – STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $1,309,000 and $3,443,000 for the three and nine months ended September 30, 2020, respectively, and $1,058,000 and $2,794,000 for the three and nine months ended September 30, 2019, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2020 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	148,349	31.86
Granted	138,417	26.54
Vested	(75,103)	29.64
Forfeited	(3,634)	31.07
Nonvested at September 30, 2020	208,029	29.14
RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2020, there was $3,597,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 3.14 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2020 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	55,228	38.75
Granted	38,801	26.25
Vested	—	—
Forfeited	(4,316)	38.75
Nonvested at September 30, 2020	89,713	33.34
RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2020, there was $1,872,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.58 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2020 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	67,707	$37.71
Granted	22,220	29.93
Vested	—	—
Forfeited	(4,316)	38.57
Nonvested at September 30, 2020	85,611	$35.65
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
As of September 30, 2020, there was $1,786,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.46 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2020 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	254,000	$38.02
Granted	10,125	26.25
Vested	—	—
Forfeited	(3,000)	38.02
Nonvested at September 30, 2020	261,125	$37.56
Performance Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. Compensation expense for the Performance Based PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. As of September 30, 2020, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $19,618,000, and the remaining performance period over which the cost could be recognized was 2.25 years. No compensation cost was recorded during the three and nine months ended September 30, 2020.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the nine months ended September 30, 2020 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2020	225,055	$24.10
Granted	32,937	24.66
Exercised	(743)	15.87
Forfeited or expired	(443)	38.75
Outstanding at September 30, 2020	256,806	$24.18	6.82	$2,141

Fully vested shares and shares expected to vest at September 30, 2020	256,806	$24.18	6.82	$2,141

Shares exercisable at September 30, 2020	174,073	$21.48	6.06	$1,859
Information related to the stock options for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2020	2019
Aggregate intrinsic value of options exercised	$10	$148
Cash received from option exercises	—	—
Tax benefit realized from option exercises	2	31
Weighted average fair value per share of options granted	$8.85	$10.03

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
As of September 30, 2020, there was $401,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.86 years.
Employee Stock Purchase Plan
On April 1, 2019, the Company’s Board of Directors adopted the Triumph Bancorp, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 2,500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on May 16, 2019. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each nine month offering period. The first offering period has not yet commenced.
NOTE 15 – EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Basic
Net income to common stockholders	$22,005	$14,317	$30,995	$41,835
Weighted average common shares outstanding	24,592,092	25,621,054	24,298,897	26,228,499
Basic earnings per common share	$0.89	$0.56	$1.28	$1.60
Diluted
Net income to common stockholders	$22,005	$14,317	$30,995	$41,835
Weighted average common shares outstanding	24,592,092	25,621,054	24,298,897	26,228,499
Dilutive effects of:
Assumed exercises of stock options	48,102	60,068	53,232	61,054
Restricted stock awards	67,907	45,631	65,893	40,572
Restricted stock units	18,192	3,045	15,198	57
Performance stock units - market based	76,095	4,673	30,995	1,558
Performance stock units - performance based	—	—	—	—
Average shares and dilutive potential common shares	24,802,388	25,734,471	24,464,215	26,331,740
Diluted earnings per common share	$0.89	$0.56	$1.27	$1.59

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	98,513	67,023	98,513	67,023
Restricted stock awards	—	3,209	—	3,209
Restricted stock units	—	—	—	54,077
Performance stock units - market based	—	55,228	—	55,228
Performance stock units - performance based	261,125	—	261,125	—
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

(Dollars in thousands)
Three months ended September 30, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$52,288	$30,068	$8	$82,364
Intersegment interest allocations	3,312	(3,312)	—	—
Total interest expense	6,176	—	1,809	7,985
Net interest income (expense)	49,424	26,756	(1,801)	74,379
Credit loss expense (benefit)	(3,417)	3,053	106	(258)
Net interest income after credit loss expense	52,841	23,703	(1,907)	74,637
Other noninterest income	7,490	3,157	(154)	10,493
Noninterest expense	40,584	13,665	1,048	55,297
Operating income (loss)	$19,747	$13,195	$(3,109)	$29,833

(Dollars in thousands)
Three months ended September 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$54,266	$24,869	$280	$79,415
Intersegment interest allocations	2,918	(2,918)	—	—
Total interest expense	13,091	—	1,559	14,650
Net interest income (expense)	44,093	21,951	(1,279)	64,765
Credit loss expense	2,019	846	—	2,865
Net interest income after credit loss expense	42,074	21,105	(1,279)	61,900
Noninterest income	6,401	1,291	50	7,742
Noninterest expense	38,371	12,792	990	52,153
Operating income (loss)	$10,104	$9,604	$(2,219)	$17,489

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)
Nine months ended September 30, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$157,957	$73,952	$267	$232,176
Intersegment interest allocations	8,873	(8,873)	—	—
Total interest expense	25,368	—	5,678	31,046
Net interest income (expense)	141,462	65,079	(5,411)	201,130
Credit loss expense	27,378	4,437	1,834	33,649
Net interest income after credit loss expense	114,084	60,642	(7,245)	167,481
Gain on sale of subsidiary or division	9,758	—	—	9,758
Other noninterest income	22,586	5,524	131	28,241
Noninterest expense	122,001	37,695	3,080	162,776
Operating income (loss)	$24,427	$28,471	$(10,194)	$42,704

(Dollars in thousands)
Nine months ended September 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$155,645	$73,435	$902	$229,982
Intersegment interest allocations	8,188	(8,188)	—	—
Total interest expense	35,746	—	4,741	40,487
Net interest income (expense)	128,087	65,247	(3,839)	189,495
Credit loss expense (benefit)	5,847	1,789	(76)	7,560
Net interest income after credit loss expense	122,240	63,458	(3,763)	181,935
Noninterest income	19,150	3,572	181	22,903
Noninterest expense	109,406	39,340	2,677	151,423
Operating income (loss)	$31,984	$27,690	$(6,259)	$53,415

(Dollars in thousands)
September 30, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,767,857	$1,042,571	$828,065	$(1,801,706)	$5,836,787
Gross loans	$4,759,135	$948,987	$800	$(856,011)	$4,852,911

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our traditional banking offerings include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include factoring, asset-based lending, and equipment lending products offered on a nationwide basis. Our national lending product lines provide further asset base diversification and include mortgage warehouse and liquid credit offered on a nationwide basis. As of September 30, 2020, we had consolidated total assets of $5.837 billion, total loans held for investment of $4.853  billion, total deposits of $4.248 billion and total stockholders’ equity of $693.8 million.
A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio. These products include our factoring services, provided principally in the transportation sector, and our asset-based lending and equipment finance products. Year to date, our aggregate outstanding balances for these products has increased $436.4 million, or 34.9%, to $1.687 billion as of September 30, 2020, due to increases in our equipment lending and factored receivables products. The increase in factored receivables reflects the acquired transportation factoring assets of Transport Financial Solutions detailed in a later discussion. The following table sets forth our commercial finance product lines:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commercial finance
Commercial - Equipment	$509,849	$461,555
Commercial - Asset-based lending	160,711	168,955
Factored receivables	1,016,337	619,986
Total commercial finance loans	$1,686,897	$1,250,496
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

(Dollars in thousands)	September 30, 2020	December 31, 2019
National lending
Mortgage warehouse	$999,771	$667,988
Commercial - Liquid credit	188,034	81,353
Commercial - Premium finance	—	101,015
Total national lending loans	$1,187,805	$850,356

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
Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. We have determined our reportable segments are Banking, Factoring, and Corporate. For the nine months ended September 30, 2020, our Banking segment generated 69% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 29% of our total revenue, and our Corporate segment generated 1% of our total revenue.
Third Quarter 2020 Overview
Net income available to common stockholders for the three months ended September 30, 2020 was $22.0 million, or $0.89 per diluted share, compared to net income available to common stockholders for the three months ended September 30, 2019 of $14.3 million, or $0.56 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $22.6 million, or $0.91 per diluted share, for the three months ended September 30, 2020. There were no merger and acquisition related activities during the three months ended September 30, 2019. For the three months ended September 30, 2020, our return on average common equity was 13.61% and our return on average assets was 1.65%.
Net income available to common stockholders for the nine months ended September 30, 2020 was $31.0 million, or $1.27 per diluted share, compared to net income available to common stockholders for the nine months ended September 30, 2019 of $41.8 million, or $1.59 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $24.3 million, or $0.99 per diluted share, for the nine months ended September 30, 2020. There were no merger and acquisition related activities during the nine months ended September 30, 2019. For the nine months ended September 30, 2020, our return on average common equity was 6.62% and our return on average assets was 0.80%.
At September 30, 2020, we had total assets of $5.837 billion, including gross loans of $4,852.9 million, compared to $5.060 billion of total assets and $4.195 billion of gross loans at December 31, 2019. Organic loan growth totaled $550.9 million during the nine months ended September 30, 2020. Excluding the sale of premium finance loans, loan growth totaled $651.9 million, or 15.5%, $223.2 million of which consisted of PPP loans. Our national lending lines increased from $850.4 million in aggregate as of December 31, 2019 to $1.188 billion as of September 30, 2020, an increase of 39.7%, and constitute 24% of our total loan portfolio at September 30, 2020. Excluding premium finance loans, our national lending lines increased $438.5 million, or 51.6%. Our community bank lending lines decreased from $2.094 billion in aggregate as of December 31, 2019 to $1.978 billion as of September 30, 2020, a decrease of 5.5%, and constitute 41% of our total loan portfolio at September 30, 2020. Our commercial finance product lines increased from $1.250 billion in aggregate as of December 31, 2019 to $1.687 billion as of September 30, 2020, an increase of 34.9%, and constitute 35% of our total loan portfolio at September 30, 2020. Excluding the acquisition of Transport Financial Services' factoring assets, our commercial finance product lines increased $328.9 million, or 26.3%.
At September 30, 2020, we had total liabilities of $5.143 billion, including total deposits of $4.248 billion, compared to $4.424 billion of total liabilities and $3.790 billion of total deposits at December 31, 2019. Deposits increased $458.2 million during the nine months ended September 30, 2020.
At September 30, 2020, we had total stockholders' equity of $693.8 million. During the nine months ended September 30, 2020, total stockholders’ equity increased $57.3 million, primarily due to preferred stock issued during the period and our net income, offset in part by common stock repurchased during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 10.32% and 12.94%, respectively, at September 30, 2020.
For the three months ended September 30, 2020, TriumphPay processed 1,364,606 invoices paying 57,953, distinct carriers a total of $1.161 billion. For the nine months ended September 30, 2020, TriumphPay processed 2,636,036 invoices paying 81,514 distinct carriers a total of $2.360 billion.

2020 Items of Note
Transport Financial Solutions
On July 8, 2020, we, through our wholly-owned subsidiary Advance Business Capital LLC (“ABC”), acquired the transportation factoring assets (the “TFS Acquisition”) of Transport Financial Solutions (“TFS”), a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), in exchange for cash consideration of $108.4 million, 630,268 shares of the Company’s common stock valued at approximately $13.9 million, and contingent consideration of up to approximately $9.9 million to be paid in cash following the twelve-month period ending July 31, 2021.
Subsequent to the closing of the TFS Acquisition, the Company identified that approximately $62.2 million of the assets acquired at closing were advances against future payments to be made to three large clients (and their affiliated entities) of TFS pursuant to long-term contractual arrangements between the obligor on such contracts and such clients (and their affiliated entities) for services that had not yet been performed.
On September 23, 2020, the Company and ABC entered into an Account Management Agreement, Amendment to Purchase Agreement and Mutual Release (the “Agreement”) with CVLG and Covenant Transport Solutions, LLC a wholly owned subsidiary of CVLG (“CTS” and, together with CVLG, "Covenant"). Pursuant to the Agreement, the parties agreed to certain amendments to that certain Accounts Receivable Purchase Agreement (the “ARPA”), dated as of July 8, 2020, by and among ABC, as buyer, CTS, as seller, and the Company, as buyer indirect parent. Such amendments include:
•Return of the portion of the purchase price paid under the ARPA consisting of 630,268 shares of Company common stock, which will be accomplished through the sale of such shares by CVLG pursuant to the terms of the Agreement and the surrender of the cash proceeds of such sale (net of brokerage or underwriting fees and commissions) to the Company;
•Elimination of the up to $9.9 million in earn-out consideration potentially payable to CTS under the ARPA; and
•Modification of the indemnity provisions under the ARPA to eliminate the existing indemnifications for breaches of representations and warranties and to replace such with a newly established indemnification by Covenant in the event ABC incurs losses related to the $62.2 million in over-formula advances made to specified clients identified in the Agreement (the “Over-Formula Advance Portfolio”). Under the terms of the new indemnification arrangement, Covenant will be responsible for and will indemnify ABC for 100% of the first $30 million of any losses incurred by ABC related to the Over-Formula Advance Portfolio, and for 50% of the next $30 million of any losses incurred by ABC, for total indemnification by Covenant of $45 million.
Covenant’s indemnification obligations under the Agreement are secured by a pledge of equipment collateral by Covenant with an estimated net orderly liquidation value of $60 million (the “Equipment Collateral”). The Company’s wholly-owned bank subsidiary, TBK Bank, SSB, has provided Covenant with a $45 million line of credit, also secured by the Equipment Collateral, the proceeds of which may be drawn to satisfy Covenant’s indemnification obligations under the Agreement.
Pursuant to the Agreement, Triumph and Covenant have agreed to certain terms related to the management of the Over-Formula Advance Portfolio, and the terms by which Covenant may provide assistance to maximize recovery on the Over-Formula Advance Portfolio.
Pursuant to the Agreement, the Company and Covenant have provided mutual releases to each other related to any and all claims related to the transactions contemplated by the ARPA or the Over-Formula Advance Portfolio. Also in connection the Agreement, Covenant agreed to dismiss, with prejudice, the declaratory judgment action filed in the 95th Judicial District Court of Dallas County, Texas (removed to the United States District Court, Northern District of Texas), related to the ARPA and the transactions contemplated thereby.
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
Stock Repurchase Program
During the three months ended March 31, 2020, we repurchased 871,319 shares into treasury stock under our stock repurchase program at an average price of $40.81, for a total of $35.6 million, effectively completing the $50.0 million stock repurchase program authorized by our board of directors on October 16, 2019. There were no shares repurchased during the three months ended June 30, 2020 and September 30, 2020.
2019 Items of Note
Stock Repurchase Program
On October 29, 2018, we announced that our board of directors had authorized us to repurchase up to $25.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions. No repurchases were made under this program during the year ended December 31, 2018; however, during the six months ended June 30, 2019, we repurchased 838,141 shares into treasury stock under our stock repurchase program at an average price of $29.74, for a total of $24.9 million, which effectively completed our previously announced $25.0 million repurchase program. On July 17, 2019, our board of directors authorized us to repurchase up to an additional $25.0 million of our outstanding common stock. During the three months ended September 30, 2019, we repurchased into treasury stock 850,093 shares at an average price of $29.38 for a total of $25.0 million, which effectively completed our previously announced $25.0 million repurchase program. During the nine months ended September 30, 2019, we repurchased into treasury stock 1,688,234 shares at an average price of $29.56 for a total of $49.9 million.
Recent Developments: COVID-19 and the CARES Act
The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic and almost all public commerce and related business activities have been curtailed, to varying degrees, with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 has the potential to create widespread business continuity issues for the Company.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program ("PPP") and Main Street Lending Program (“MSLP”). The package also included extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s operations and could continue to impact operations going forward.
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

Financial position and results of operations
Pertaining to our September 30, 2020 financial condition and results of operations, COVID-19 had a material impact on our allowance for credit losses (“ACL”). While we have not yet experienced any significant charge-offs related to COVID-19, our ACL calculation and resulting provision for credit losses are significantly impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios have darkened significantly since the pandemic was declared in early March, our need for additional reserve for credit loss increased significantly during the nine months ended September 30, 2020. Refer to our discussion of the ACL in Note 1 and Note 4 of our unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen, we could experience further increases in our required ACL and record additional credit loss expense. The execution of the payment deferral program discussed in the following commentary assisted our ratio of past due loans to total loans as well other asset quality ratios at September 30, 2020. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
The Company’s fee income has been reduced due to COVID-19. In keeping with guidance from regulators, the Company actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees were temporary and expired on June 1, 2020 resulting in a $1.1 million reduction in service charges on deposits fee income for the nine months ended September 30, 2020 compared to the same period during 2019. Should the pandemic and the global response escalate further, it is possible that the Company could reduce such fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.
The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of September 30, 2020, the Company carried $0.7 million of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. This is down from $6.0 million of accrued interest income and fees on outstanding deferrals at June 30, 2020. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity
As of September 30, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.
We maintain access to multiple sources of liquidity. During the nine months ended September 30, 2020, we were able to issue preferred equity as previously discussed. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
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
As of September 30, 2020, our goodwill was not impaired. Management performed a goodwill impairment test on our reporting units as of September 30, 2020. The goodwill impairment test did not identify any goodwill impairment. COVID-19 could cause a decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At September 30, 2020 we had goodwill of $163.3 million, representing approximately 24% of equity.

As of September 30, 2020 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At September 30, 2020 we had intangible assets of $28.8 million, representing approximately 4% of equity.
Our processes, controls and business continuity plan
The Company maintains an Enterprise Risk Management team to respond to, prepare, and execute responses to unforeseen circumstances, such as, natural disasters and pandemics. Upon the WHO’s pandemic declaration, the Company’s Enterprise Risk Management team invoked its Board approved Pandemic Preparedness Plan. Shortly after invoking the Plan, the Company deployed a successful remote working strategy, provided timely communication to team members and customers, implemented protocols for team member safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts. The Company’s preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19. At September 30, 2020, the majority of our employees continue to work remotely with no disruption to our operations. We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods.
As of September 30, 2020, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.
Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days. As of September 30, 2020, the Company’s balance sheet reflected 77 of these deferrals on outstanding loan balances of $103,000,000. This reflects a decrease in deferred balances from June 30, 2020 when the Company’s balance sheet reflected 1,320 of these deferrals on outstanding loan balances of $572,000,000. In accordance with the CARES Act and March 2020 interagency guidance, these short term deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program. PPP loans generally have a two-year or five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, the Company carried 2,080 PPP loans representing a book value of $223,000,000. The Company has received approximately $7,700,000 in total fees from the SBA, $2,600,000 of which were recognized in interest income and fees during the nine months ended September 30, 2020. The remaining fees will be amortized and recognized over the life of the associated loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
Credit
While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories considered to be “at-risk” of significant impact as of September 30, 2020. The exposures reported below exclude fully guaranteed PPP loans.
Retail Lending:
The Company’s exposure to retail at September 30, 2020 equated to approximately $202.5 million, or 4.2% of total loans, summarized as follows:
•37% retail real estate
•21% new and used vehicle lending; mostly dealer floorplan
•18% grocery stores, pet stores, pharmacies, gas stations and convenience stores

•9% factoring
•15% other types of retail lending
Energy Lending:
The Company’s exposure to energy at September 30, 2020 equated to approximately $78.6 million, or 1.6% of total loans, summarized as follows:
•55% equipment finance; this portfolio consisted primarily of fully amortizing fixed rate loans on multi-use assets like trucks, trailers and cranes.
•28% factoring consisting of purchased invoices from energy-related loads in our factoring operations.  The Company typically collects out of these exposures in 30 - 90 days and continuously evaluates the credit worthiness of the ultimate account debtor, TBK’s source of repayment.
•3% asset-based lending
•14% other types of energy lending
At September 30, 2020, the Company did not have exposure to Exploration and Production (“E&P”) or Reserve-Based lending and only had minimal exposure to specialized equipment lending.
Hospitality Lending:
The Company’s exposure to hospitality at September 30, 2020 equated to approximately $129.1 million, or 2.7% of total loans. These were mostly smaller loans purchased through our bank acquisitions and secured by hotels.
Restaurants:
The Company’s exposure to restaurants at September 30, 2020 equated to approximately $38.5 million, or less than 1% of total loans.
Health Care and Senior Care Lending:
The Company’s exposure to health care and senior care at September 30, 2020, equated to $48.9 million, or 1% of total loans.
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
Held to Maturity Securities
At September 30, 2020, we held $8.1 million in subordinated notes of three CLO securities managed by our former subsidiary. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. During the nine months ended September 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The required ACL on these balances was $2.0 million at September 30, 2020 resulting in $1.8 million of credit loss expense recognized during the nine months ended September 30, 2020. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. Thus, we may not receive the full amount of cash distributions we expect to receive, which would cause us to record additional allowance for credit losses with a corresponding charge to credit loss expense through earnings.
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
Transportation

During the third quarter of 2020, the Company’s transportation businesses benefited from high freight volume in a reduced capacity market. Spot rates returned to mid-2018 highs in all trailer categories. This resulted in a significant rise in the average invoice price. This was unusual as diesel prices held steady or dropped slightly, indicating all of the increase related to capacity shortage in many markets. Logistics capacity typically softens late in the third quarter, prior to peak logistics demand in the fourth quarter. A portion of the increased freight was catch-up, as U.S ports reached capacity on incoming imports. Loads from Mexico have risen to record high levels. Carriers report increased production in Mexico related to nearshoring as many U.S. firms have moved production from Asia to Mexico. The disruptions in early 2020 with the inability to obtain key components, parts and supplies has rebalanced capacity along with completion of the United States-Mexico-Canada Agreement.

The third quarter of 2020 saw many idle carriers respond to the higher spot rates and return to market, despite continued increases in insurance costs that threaten breakeven at lower freight rates. Purchases at Triumph Business Capital rose during the three months ended September 30, 2020. This reflected the capacity shortage and the beneficial pricing for those firms active in the market. Capacity problems and higher rates are expected to extend through the fourth quarter of 2020 and perhaps into fiscal year 2021 which would benefit Triumph Business Capital.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Income Statement Data:
Interest income	$82,364	$79,415	$232,176	$229,982
Interest expense	7,985	14,650	31,046	40,487
Net interest income	74,379	64,765	201,130	189,495
Credit loss expense (benefit)	(258)	2,865	33,649	7,560
Net interest income after credit loss expense	74,637	61,900	167,481	181,935
Gain on sale of subsidiary or division	—	—	9,758	—
Other noninterest income	10,493	7,742	28,241	22,903
Noninterest income	10,493	7,742	37,999	22,903
Noninterest expense	55,297	52,153	162,776	151,423
Net income before income taxes	29,833	17,489	42,704	53,415
Income tax expense	6,929	3,172	10,810	11,580
Net income	$22,904	$14,317	$31,894	$41,835
Dividends on preferred stock	(899)	—	(899)	—
Net income available to common stockholders	$22,005	$14,317	$30,995	$41,835

Per Share Data:
Basic earnings per common share	$0.89	$0.56	$1.28	$1.60
Diluted earnings per common share	$0.89	$0.56	$1.27	$1.59
Weighted average shares outstanding - basic	24,592,092	25,621,054	24,298,897	26,228,499
Weighted average shares outstanding - diluted	24,802,388	25,734,471	24,464,215	26,331,740

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.91	$0.56	$0.99	$1.59
Adjusted weighted average shares outstanding - diluted	24,802,388	25,734,471	24,464,215	26,331,740

Performance ratios - Annualized:
Return on average assets	1.65%	1.17%	0.80%	1.20%
Return on average total equity	13.24%	8.79%	6.63%	8.63%
Return on average common equity	13.61%	8.79%	6.62%	8.63%
Return on average tangible common equity (1)	19.43%	12.56%	9.51%	12.38%
Yield on loans(2)	7.05%	7.63%	6.92%	7.85%
Cost of interest bearing deposits	0.79%	1.49%	1.07%	1.39%
Cost of total deposits	0.56%	1.19%	0.79%	1.11%
Cost of total funds	0.67%	1.41%	0.90%	1.36%
Net interest margin(2)	5.83%	5.85%	5.52%	5.99%
Efficiency ratio	65.15%	71.93%	68.07%	71.29%
Adjusted efficiency ratio (1)	64.18%	71.93%	70.61%	71.29%
Net noninterest expense to average assets	3.23%	3.64%	3.14%	3.67%
Adjusted net noninterest expense to average assets (1)	3.17%	3.64%	3.37%	3.67%

(Dollars in thousands, except per share amounts)	September 30, 2020	December 31, 2019
Balance Sheet Data:
Total assets	$5,836,787	$5,060,297
Cash and cash equivalents	288,278	197,880
Investment securities	254,938	262,674
Loans held for investment, net	4,761,916	4,165,420
Total liabilities	5,142,945	4,423,707
Noninterest bearing deposits	1,315,900	809,696
Interest bearing deposits	2,932,201	2,980,210
FHLB advances	435,000	430,000
Paycheck Protection Program Liquidity Facility	223,713	—
Subordinated notes	87,455	87,327
Junior subordinated debentures	39,944	39,566
Total stockholders’ equity	693,842	636,590
Preferred stockholders' equity	45,000	—
Common stockholders' equity	648,842	636,590

Per Share Data:
Book value per share	$26.11	$25.50
Tangible book value per share (1)	$18.38	$17.88
Shares outstanding end of period	24,851,601	24,964,961

Asset Quality ratios(3):
Past due to total loans(4)	2.40%	1.74%
Nonperforming loans to total loans	1.17%	0.97%
Nonperforming assets to total assets	1.52%	0.87%
ACL to nonperforming loans(5)	159.67%	71.63%
ACL to total loans(5)	1.88%	0.69%
Net charge-offs to average loans(6)	0.08%	0.17%

Capital ratios:
Tier 1 capital to average assets	10.75%	10.03%
Tier 1 capital to risk-weighted assets	10.32%	10.29%
Common equity Tier 1 capital to risk-weighted assets	8.72%	9.46%
Total capital to risk-weighted assets	12.94%	12.76%
Total stockholders' equity to total assets	11.89%	12.58%
Tangible common stockholders' equity ratio (1)	8.09%	9.16%
(1)The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The non-GAAP measures used by the Company include the following:
•“Adjusted diluted earnings per common share” is defined as adjusted net income available to common stockholders divided by adjusted weighted average diluted common shares outstanding. Excluded from net income available to common stockholders are material gains and expenses related to merger and acquisition-related activities, including divestitures, net of tax. In our judgment, the adjustments made to net income available to common stockholders allow management and investors to better assess our performance in relation to our core net income by removing the volatility associated with certain acquisition-related items and other discrete items that are unrelated to our core business. Weighted average diluted common shares outstanding are adjusted as a result of changes in their dilutive properties given the gain and expense adjustments described herein.

•“Tangible common stockholders’ equity” is defined as common stockholders’ equity less goodwill and other intangible assets.
•“Total tangible assets” is defined as total assets less goodwill and other intangible assets.
•“Tangible book value per share” is defined as tangible common stockholders’ equity divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets.
•“Tangible common stockholders’ equity ratio” is defined as the ratio of tangible common stockholders’ equity divided by total tangible assets. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period-to period in common equity and total assets, each exclusive of changes in intangible assets.
•“Return on average tangible common equity” is defined as net income available to common stockholders divided by average tangible common stockholders’ equity.
•“Adjusted efficiency ratio” is defined as noninterest expenses divided by our operating revenue, which is equal to net interest income plus noninterest income. Also excluded are material gains and expenses related to merger and acquisition-related activities, including divestitures. In our judgment, the adjustments made to operating revenue allow management and investors to better assess our performance in relation to our core operating revenue by removing the volatility associated with certain acquisition-related items and other discrete items that are unrelated to our core business.
•“Adjusted net noninterest expense to average total assets” is defined as noninterest expenses net of noninterest income divided by total average assets. Excluded are material gains and expenses related to merger and acquisition-related activities, including divestitures. This metric is used by our management to better assess our operating efficiency.
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Loan discount accretion	$4,104	$1,159	$8,377	$4,013
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Past due ratio has been revised to exclude nonaccrual loans with contractual payments less than 30 days past due.
(5)Beginning January 1, 2020, the allowance for credit losses was calculated in accordance with Accounting Standards Codification Topic 326, “Financial Instruments – Credit Losses” (“ASC 326”).
(6)Net charge-offs to average loans ratios are for the nine months ended September 30, 2020 and the year ended December 31, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net income available to common stockholders	$22,005	$14,317	$30,995	$41,835
Transaction costs	827	—	827	—
Gain on sale of subsidiary or division	—	—	(9,758)	—
Tax effect of adjustments	(197)	—	2,254	—
Adjusted net income available to common stockholders	$22,635	$14,317	$24,318	$41,835
Weighted average shares outstanding - diluted	24,802	25,734	24,464	26,332
Adjusted diluted earnings per common share	$0.91	$0.56	$0.99	$1.59

Average total stockholders' equity	$688,327	$646,041	$642,151	$647,787
Average preferred stock liquidation preference	(45,000)	—	(17,080)	—
Average total common stockholders' equity	643,327	646,041	625,071	647,787
Average goodwill and other intangibles	192,682	193,765	189,776	196,035
Average tangible common equity	$450,645	$452,276	$435,295	$451,752

Net income available to common stockholders	$22,005	$14,317	$30,995	$41,835
Average tangible common equity	450,645	452,276	435,295	451,752
Return on average tangible common equity	19.43%	12.56%	9.51%	12.38%

Adjusted efficiency ratio:
Net interest income	$74,379	$64,765	$201,130	$189,495
Noninterest income	10,493	7,742	37,999	22,903
Operating revenue	84,872	72,507	239,129	212,398
Gain on sale of subsidiary or division	—	—	(9,758)	—
Adjusted operating revenue	$84,872	$72,507	$229,371	$212,398
Total noninterest expense	$55,297	$52,153	$162,776	$151,423
Transaction costs	(827)	—	(827)	—
Adjusted noninterest expense	$54,470	$52,153	$161,949	$151,423
Adjusted efficiency ratio	64.18%	71.93%	70.61%	71.29%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$55,297	$52,153	$162,776	$151,423
Transaction costs	(827)	—	(827)	—
Adjusted noninterest expense	54,470	52,153	161,949	151,423
Total noninterest income	10,493	7,742	37,999	22,903
Gain on sale of subsidiary or division	—	—	(9,758)	—
Adjusted noninterest income	10,493	7,742	28,241	22,903
Adjusted net noninterest expenses	$43,977	$44,411	$133,708	$128,520
Average total assets	5,518,708	4,840,540	5,304,903	4,680,234
Adjusted net noninterest expense to average assets ratio	3.17%	3.64%	3.37%	3.67%

(Dollars in thousands, except per share amounts)	September 30, 2020	December 31, 2019
Total stockholders' equity	$693,842	$636,590
Preferred stock	(45,000)	—
Goodwill and other intangibles	(192,041)	(190,286)
Tangible common stockholders' equity	$456,801	$446,304
Common shares outstanding	24,852	24,965
Tangible book value per share	$18.38	$17.88

Total assets at end of period	$5,836,787	$5,060,297
Goodwill and other intangibles	(192,041)	(190,286)
Tangible assets at period end	$5,644,746	$4,870,011
Tangible common stockholders' equity ratio	8.09%	9.16%
Results of Operations
Three months ended September 30, 2020 compared with three months ended September 30, 2019.
Net Income
We earned net income of $22.9 million for the three months ended September 30, 2020 compared to $14.3 million for the three months ended September 30, 2019, an increase of $8.6 million.
The results for the three months ended September 30, 2020 were impacted by $0.8 million of transaction costs related to the TFS Acquisition reported as noninterest expense. There were no merger and acquisition related activities during the three months ended September 30, 2019. Excluding the transaction costs, net of taxes, we earned adjusted net income available to common stock holders of $22.6 million for the three months ended September 30, 2020 compared to $14.3 million for the three months ended September 30, 2019, an increase of $8.3 million. The adjusted increase was primarily the result of a $9.6 million increase in net interest income, a $3.1 million decrease in credit loss expense, and a $2.8 million increase in noninterest income offset by a $2.3 million increase in adjusted noninterest expense, a $4.0 million increase in adjusted income tax expense, and a $0.9 million increase in dividends on preferred stock.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	224,958	73	0.13%	104,569	603	2.29%
Taxable securities	259,470	1,674	2.57%	278,878	2,495	3.55%
Tax-exempt securities	39,847	253	2.53%	48,685	289	2.36%
FHLB and other restricted stock	22,121	122	2.19%	19,698	209	4.21%
Loans (1)	4,526,063	80,242	7.05%	3,943,723	75,819	7.63%
Total interest earning assets	5,072,459	82,364	6.46%	4,395,553	79,415	7.17%
Noninterest earning assets:
Cash and cash equivalents	56,871			75,869
Other noninterest earning assets	389,378			369,118
Total assets	5,518,708			4,840,540
Interest bearing liabilities:
Deposits:
Interest bearing demand	635,287	207	0.13%	585,706	355	0.24%
Individual retirement accounts	95,962	300	1.24%	110,049	454	1.64%
Money market	385,620	263	0.27%	416,526	1,406	1.34%
Savings	400,102	152	0.15%	359,169	117	0.13%
Certificates of deposit	905,075	3,782	1.66%	1,113,006	6,588	2.35%
Brokered time deposits	247,928	941	1.51%	352,430	2,116	2.38%
Other brokered deposits	251,701	189	0.30%	—	—	—%
Total interest bearing deposits	2,921,675	5,834	0.79%	2,936,886	11,036	1.49%
Federal Home Loan Bank advances	255,163	143	0.22%	351,196	2,055	2.32%
Subordinated notes	87,425	1,348	6.13%	48,994	840	6.80%
Junior subordinated debentures	39,874	462	4.61%	39,364	719	7.25%
Other borrowings	236,297	198	0.33%	13,754	—	—%
Total interest bearing liabilities	3,540,434	7,985	0.90%	3,390,194	14,650	1.71%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,213,494			735,527
Other liabilities	76,453			68,778
Total equity	688,327			646,041
Total liabilities and equity	5,518,708			4,840,540
Net interest income		74,379			64,765
Interest spread (2)			5.56%			5.46%
Net interest margin (3)			5.83%			5.85%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.
The following table presents loan yields earned on our community banking, commercial finance, and national lending loan portfolios:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019
Average community banking	$2,047,059	$2,193,533
Average commercial finance	1,480,593	1,208,823
Average national lending	998,411	541,367
Average total loans	$4,526,063	$3,943,723
Community banking yield	5.05%	5.79%
Commercial finance yield	11.23%	12.31%
National lending yield	4.98%	4.63%
Total loan yield	7.05%	7.63%
We earned net interest income of $74.4 million for the three months ended September 30, 2020 compared to $64.8 million for the three months ended September 30, 2019, an increase of $9.6 million, or 14.8%, primarily driven by the following factors.
Interest income increased $2.9 million, or 3.7%, reflecting an increase in average interest earning assets of $676.9 million, or 15.4%. The average balance of our higher yielding commercial finance loans increased $271.8 million, or 22.5%, from $1.209 billion for the three months ended September 30, 2019 to $1.481 billion for the three months ended September 30, 2020. The impact of increased average commercial finance balances was offset by increased average balances in our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $786.3 million for the three months ended September 30, 2020 compared to $417.2 million for the three months ended September 30, 2019. Further, we carried $223.2 million of PPP loans at September 30, 2020. PPP loans carry coupon rate of 1% which has a meaningful downward impact on our loan yield. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit. We recognized discount accretion on purchased loans of $4.1 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively.
Interest expense decreased $6.7 million, or 45.5%, as a result of significant decreases in average rates. Average total interest bearing deposits decreased $15.2 million, or 0.5%, while average noninterest bearing demand deposits grew $478.0 million. We experienced declines in our higher cost deposit products as these were no longer needed to fund our growth. With the exception of increased average balances of subordinated notes and other borrowings, we generally decreased our use of other interest bearing borrowings period over period and the decrease in interest expense on these average balances was further aided by general decreases in average rates.
Net interest margin decreased to 5.83% for the three months ended September 30, 2020 from 5.85% for the three months ended September 30, 2019, a decrease of 2 basis points or 0.3%.
Our net interest margin was impacted by a decrease in our yield on interest earning assets of 71 basis points to 6.46% for the three months ended September 30, 2020. This decrease was driven by lower yields and a change in the overall mix within our loan portfolio period over period which drove a 58 basis point reduction in our loan yield to 7.05% for the same period. As previously discussed, our balance sheet reflects $223.2 million of PPP loans with a coupon rate of 1%. Our higher yielding average commercial finance products as a percentage of the total loan portfolio increased from 30.7% for the three months ended September 30, 2019 to 32.7% for the three months ended September 30, 2020 offsetting some of the overall decrease in yield on our loan portfolio. Average factored receivables as a percentage of the total commercial finance portfolio increased from 47.9% at September 30, 2019 to 55.3% at September 30, 2020. However, we experienced decreased yields on our factored receivables during the three months ended September 30, 2020 leading to decreased yields from our commercial finance portfolio. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 88% at September 30, 2020 compared to 79% at September 30, 2019 Yields on our non-loan interest earning assets generally decreased period over period as well.
The decrease in our net interest margin was partially offset by a decrease in our average cost of interest bearing liabilities of 81 basis points. This decrease was caused by a decreased use of interest bearing deposits to fund our growth period over period as well as lower interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Three Months Ended
	September 30, 2020 vs. 2019
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(569)	$39	$(530)
Taxable securities	(696)	(125)	(821)
Tax-exempt securities	20	(56)	(36)
FHLB and other restricted stock	(100)	13	(87)
Loans	(5,901)	10,324	4,423
Total interest income	(7,246)	10,195	2,949
Interest bearing liabilities:
Interest bearing demand	(164)	16	(148)
Individual retirement accounts	(110)	(44)	(154)
Money market	(1,122)	(21)	(1,143)
Savings	19	16	35
Certificates of deposit	(1,937)	(869)	(2,806)
Brokered time deposits	(778)	(397)	(1,175)
Other brokered deposits	—	189	189
Total interest bearing deposits	(4,092)	(1,110)	(5,202)
Federal Home Loan Bank advances	(1,858)	(54)	(1,912)
Subordinated notes	(85)	593	508
Junior subordinated debentures	(263)	6	(257)
Other borrowings	12	186	198
Total interest expense	(6,286)	(379)	(6,665)
Change in net interest income	$(960)	$10,574	$9,614
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
The following table presents the major categories of credit loss expense:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Credit loss expense (benefit) on loans	$(356)	$2,865	$(3,221)	(112.4)%
Credit loss expense (benefit) on off balance sheet credit exposures	(8)	—	(8)	100.0%
Credit loss expense on held to maturity securities	106	—	106	100.0%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$(258)	$2,865	$(3,123)	(109.0)%

Upon and subsequent to adoption of ASC 326, for available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At September 30, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended September 30, 2020.
Upon and subsequent to adoption of ASC 326, the ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2020 and December 31, 2019, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At January 1, 2020, June 30, 2020, and September 30, 2020, the Company carried $8.4 million, $8.1 million, and $8.1 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $0.1 million at January 1, 2020, $1.9 million at June 30, 2020, and $2.0 million at September 30, 2020. During the current year, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The ACL on these balances was $2.0 million at September 30, 2020 resulting in $0.1 million of credit loss expense recognized during the three months ended September 30, 2020. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $91.0 million as of September 30, 2020, compared to $29.1 million as of December 31, 2019, representing an ACL to total loans ratio of 1.88% and 0.69% respectively. Upon adoption of ASC 326, management booked an increase of $0.3 million to the ACL and a decrease to retained earnings net of the deferred tax impact. The Day 1 adjustment upon adoption raised the ACL balance to $29.4 million on January 1, 2020. Management determined that the $62.2 million in over-formula advances obtained through the TFS Acquisition had experienced more than insignificant credit deterioration since origination and thus, deemed those over-formula advances to be purchased credit deteriorated ("PCD"). This resulted in recording a $37.4 million ACL on the over-formula advances through purchase accounting. There was no impact to credit loss expense resulting from the PCD determination.
Our credit loss expense on loans decreased $3.2 million, or 112.4%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
The decreased credit loss expense was driven by relatively little change to the loss drivers that the Company forecasts to calculate expected losses. Prior to the three months ended September 30, 2020, significant deterioration in these forecasted loss drivers was brought on by the projected economic impact of COVID-19 on the reasonable and supportable forecast period. At September 30, 2020, changes to the forecasted loss drivers were little changed as management's expectations for these loss drivers did not change materially from June 30, 2020. Changes in forecasted loss drivers resulted in credit loss expense of approximately $0.6 million for the three months ended September 30, 2020. For the three months ended September 30, 2019, changes to loss factors under the incurred loss allowance methodology had an insignificant impact on credit loss expense.
Change in loan growth and change in mix also led to a decrease in credit loss expense period over period. During the three months ended September 30, 2020, outstanding loans increased $459.6 million from June 30, 2020. This growth is made up of $454.8 million of growth in factored receivables which includes $107.5 million of factoring assets resulting from the TFS Acquisition. Mortgage warehouse lending increased $123.0 million during the period. Given the nature of factored receivables and mortgage warehouse lending, these products are reserved at a lower rate than some of our other lines of lending. During the three months ended September 30, 2019, outstanding loans increased $373.5 million and this growth was in higher reserve rate lines of lending. For the three months ended September 30, 2020, changes in loan volume and mix resulted in a decrease of $1.7 million of credit loss expense. Changes in loan volume and mix resulted in an increase of $1.7 million credit loss expense for the three months ended September 30, 2019.
The decrease in credit loss expense was further driven by net new specific reserves on non-PCD assets. We recorded net new specific reserves of $0.8 million during the three months ended September 30, 2020 compared to $1.2 million during the three months ended September 30, 2019. We experienced higher net charge-offs of $0.7 million in the three months ended September 30, 2020 compared to $0.4 million for the same period in 2019. Net charge-offs for the three months ended September 30, 2020 were fully reserved. Approximately $0.3 million of the charge-offs for the three months ended September 30, 2019, had specific reserves previously recorded.

Credit loss expense for off balance sheet credit exposures decreased $8 thousand, primarily due to the relatively flat assumed loss rates previously discussed. The Company also experienced relatively little change in commitments to fund during the period. Prior to January 1, 2020, credit loss expense for off balance sheet credit exposures was recorded in other noninterest expense. Credit loss expense for off balance sheet credit exposures was immaterial to operations for the three months ended September 30, 2019.
Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Service charges on deposits	$1,470	$1,937	$(467)	(24.1)%
Card income	2,091	2,015	76	3.8%
Net OREO gains (losses) and valuation adjustments	(41)	(56)	15	26.8%
Net gains (losses) on sale or call of securities	3,109	19	3,090	NM
Fee income	1,402	1,624	(222)	(13.7)%
Insurance commissions	990	1,247	(257)	(20.6)%
Other	1,472	956	516	54.0%
Total noninterest income	$10,493	$7,742	$2,751	35.5%
Noninterest income increased $2.8 million, or 35.5%. Changes in selected components of noninterest income in the above table are discussed below.
•Service charges on deposits. Service charges on deposit accounts, including overdraft and non-sufficient funds fees, decreased $0.5 million, or 24.1% primarily due to decreased activity driven by the impact of COVID-19.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities increased $3.1 million due to increased sales of available for sale CLOs during the period.
•Other. Other noninterest income, consisting of income associated with bank-owned life insurance and other miscellaneous activities, increased $0.5 million primarily due to the recognition of $2.0 million of income during the three months ended September 30, 2020 driven by an increase in the value of the receivable due from Covenant resulting from the Agreement previously discussed. This increase was partially offset by a $0.7 million loss recognized on the donation of a branch to a local municipality during the three months ended September 30, 2020. There were no significant items within in the components of other noninterest income during the three months ended September 30, 2019.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$31,651	$28,717	$2,934	10.2%
Occupancy, furniture and equipment	5,574	4,505	1,069	23.7%
FDIC insurance and other regulatory assessments	360	(2)	362	NM
Professional fees	3,265	1,969	1,296	65.8%
Amortization of intangible assets	2,141	2,228	(87)	(3.9)%
Advertising and promotion	1,105	1,379	(274)	(19.9)%
Communications and technology	5,569	5,382	187	3.5%
Travel and entertainment	314	1,350	(1,036)	(76.7)%
Other	5,318	6,625	(1,307)	(19.7)%
Total noninterest expense	$55,297	$52,153	$3,144	6.0%

Noninterest expense increased $3.1 million, or 6.0%. Noninterest expense for the three months ended September 30, 2020 was impacted by $0.8 million of transaction costs associated with the TFS Acquisition. Excluding the TFS Acquisition transaction costs, we incurred adjusted noninterest expense of $54.5 million for the three months ended September 30, 2020, resulting in an adjusted net increase in noninterest expense of $2.3 million, or 4.4%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $2.9 million, or 10.2%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce increased slightly. Our average full-time equivalent employees were 1,123.5 and 1,104.7 for the three months ended September 30, 2020 and 2019, respectively.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.1 million, or 23.7%, primarily due to growth in our operations period over period.
•Professional Fees. Professional fees increased $1.3 million, or 65.8%, primarily due to professional fees incurred in connection with the TFS Acquisition.
•Travel and Entertainment. Travel and entertainment expense decreased $1.0 million, or 76.7%, primarily due to the impact of the COVID-19 pandemic on such activities.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense decreased $1.3 million, or 19.7%. There were no significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $3.7 million, or 115.6%, from $3.2 million for the three months ended September 30, 2019 to $6.9 million for the three months ended September 30, 2020. The effective tax rate was 23% for the three months ended September 30, 2020, compared to 18% for the three months ended September 30, 2019. The increase in the effective tax rate period over period is principally due to an income tax benefit of approximately $0.8 million related to changes in the sourcing location of income and other items during the three months ended September 30, 2019.
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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended September 30, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$52,288	$30,068	$8	$82,364
Intersegment interest allocations	3,312	(3,312)	—	—
Total interest expense	6,176	—	1,809	7,985
Net interest income (expense)	49,424	26,756	(1,801)	74,379
Credit loss expense (benefit)	(3,417)	3,053	106	(258)
Net interest income after credit loss expense	52,841	23,703	(1,907)	74,637
Noninterest income	7,490	3,157	(154)	10,493
Noninterest expense	40,584	13,665	1,048	55,297
Operating income (loss)	$19,747	$13,195	$(3,109)	$29,833

(Dollars in thousands)
Three Months Ended September 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$54,266	$24,869	$280	$79,415
Intersegment interest allocations	2,918	(2,918)	—	—
Total interest expense	13,091	—	1,559	14,650
Net interest income (expense)	44,093	21,951	(1,279)	64,765
Credit loss expense	2,019	846	—	2,865
Net interest income after credit loss expense	42,074	21,105	(1,279)	61,900
Noninterest income	6,401	1,291	50	7,742
Noninterest expense	38,371	12,792	990	52,153
Operating income (loss)	$10,104	$9,604	$(2,219)	$17,489

(Dollars in thousands)
September 30, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,767,857	$1,042,571	$828,065	$(1,801,706)	$5,836,787
Gross loans	$4,759,135	$948,987	$800	$(856,011)	$4,852,911

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512
Banking

(Dollars in thousands)	Three Months Ended September 30,
Banking	2020	2019	$ Change	% Change
Total interest income	$52,288	$54,266	$(1,978)	(3.6)%
Intersegment interest allocations	3,312	2,918	394	13.5%
Total interest expense	6,176	13,091	(6,915)	(52.8)%
Net interest income (expense)	49,424	44,093	5,331	12.1%
Credit loss expense (benefit)	(3,417)	2,019	(5,436)	(269.2)%
Net interest income after credit loss expense	52,841	42,074	10,767	25.6%
Noninterest income	7,490	6,401	1,089	17.0%
Noninterest expense	40,584	38,371	2,213	5.8%
Operating income (loss)	$19,747	$10,104	$9,643	95.4%
Our Banking segment’s operating income increased $9.6 million, or 95.4%.

Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance and national lending products. Average loans in our Banking segment increased 14.3% from $3.869 billion for the three months ended September 30, 2019 to $4.422 billion for the three months ended September 30, 2020. The increase in interest income due to increased average balances of our interest earning assets was partially offset by lower yields across almost all of our interest earning asset groups.
Interest expense decreased as a result of significant decreases in average rates. Average total interest bearing deposits at our Banking segment decreased, while average noninterest bearing demand deposits at our Banking Segment grew. We experienced declines in our higher cost deposit products as these were no longer needed to fund our growth. Additionally, we generally decreased our use of other interest bearing borrowings at our Banking segment period over period and the decrease in interest expense on these average balances was further aided by general decreases in average rates.
Credit loss expense at our banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was a benefit of $3.4 million for the three months ended September 30, 2020 compared to expense of $2.0 million for the three months ended September 30, 2019. The decreased credit loss expense was driven by relatively little change to the loss drivers that the Company forecasts to calculate expected losses on the Banking segment loan portfolios. At September 30, 2020, changes to the forecasted loss drivers were little changed as management's expectations for these loss drivers did not change materially from June 30, 2020. Changes in forecasted loss drivers resulted in approximately $0.6 million of credit loss expense for our Banking segment for the three months ended September 30, 2020. For the three months ended September 30, 2019, changes to loss factors under the incurred loss allowance methodology had an insignificant impact on credit loss expense for our Banking segment. Change in loan growth and change in mix at our Banking segment also contributed to the decrease in credit loss expense period over period. For the three months ended September 30, 2020, changes in loan volume and mix resulted in an decrease in credit loss expense of approximately $3.7 million. Changes in loan volume and mix resulted in an increase in credit loss expense of $1.5 million for the three months ended September 30, 2019. The decrease in the credit loss expense at our Banking segment was further driven by net new specific reserves. Net new specific reserves at our Banking segment were insignificant during the three months ended September 30, 2020 compared to $0.3 million during the three months ended September 30, 2019. We experienced insignificant net charge-offs at our Banking segment during the three months ended September 30, 2020 compared to $0.4 million for the same period in 2019.  Charge-offs at our Banking segment during the three months ended September 30, 2020 and 2019 had previously established reserves of $0.2 million and $0.1 million, respectively.
Credit loss expense for off balance sheet credit exposures at our Banking segment was $8 thousand for the three months ended September 30, 2020. Prior to January 1, 2020, credit loss expense for off balance sheet credit exposures was recorded in other noninterest expense. Credit loss expense for off balance sheet credit exposures at our Banking segment was insignificant for the three months ended September 30, 2019.
Noninterest income at our Banking segment increased primarily due to a $3.1 million increase in gain on sale of securities during the three months ended September 30, 2020. This was offset by a $0.5 million decrease in service charges on deposits over the same period. Remaining fluctuations in noninterest income at our Banking segment were insignificant period over period.
Noninterest expense increased due to incremental costs associated with the growth in our Banking segment infrastructure. In addition, salaries and employee benefits expense increased due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Remaining fluctuations in noninterest expense at our Banking segment were insignificant period over period.
Factoring

(Dollars in thousands)	Three Months Ended September 30,
Factoring	2020	2019	$ Change	% Change
Total interest income	$30,068	$24,869	$5,199	20.9%
Intersegment interest allocations	(3,312)	(2,918)	(394)	(13.5)%
Total interest expense	—	—	—	—
Net interest income (expense)	26,756	21,951	4,805	21.9%
Credit loss expense	3,053	846	2,207	260.9%
Net interest income after credit loss expense	23,703	21,105	2,598	12.3%
Noninterest income	3,157	1,291	1,866	144.5%
Noninterest expense	13,665	12,792	873	6.8%
Operating income (loss)	$13,195	$9,604	$3,591	37.4%

	Three Months Ended September 30,
	2020	2019
Factored receivable period end balance	$948,987,000	$562,009,000
Yield on average receivable balance	15.65%	18.23%
Rolling twelve quarter annual charge-off rate	0.43%	0.36%
Factored receivables - transportation concentration	88%	83%

Interest income, including fees	$30,068,000	$24,869,000
Non-interest income(1)	1,157,000	1,291,000
Factored receivable total revenue	31,225,000	26,160,000
Average net funds employed	694,170,000	494,198,000
Yield on average net funds employed	17.89%	21.00%

Accounts receivable purchased	$1,984,490,000	$1,450,905,000
Number of invoices purchased	1,027,839	890,986
Average invoice size	$1,931	$1,628
Average invoice size - transportation	$1,787	$1,497
Average invoice size - non-transportation	$5,181	$3,467
(1) Non-interest income for the three months ended September 30, 2020 excludes the $2.0 million gain recognized on the increased value of the receivable due from Covenant resulting from the amended TFS acquisition agreement
Our Factoring segment’s operating income increased $3.6 million, or 37.4%. Our Factoring segment's operating income was impacted by $0.8 million of transaction costs associated with the TFS Acquisition. Excluding the TFS Acquisition transaction costs, our Factoring segment's adjusted operating income was $14.0 million for the three months ended September 30, 2020, resulting in an adjusted net increase in operating income of $4.4 million, or 45.8%.
Our average invoice size increased 18.6% from $1,628 for the three months ended September 30, 2019 to $1,931 for the three months ended September 30, 2020, and the number of invoices purchased increased 15.4% period over period.
Overall average net funds employed (“NFE”) was up 40.5% during the three months ended September 30, 2020 compared to the same period in 2019. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size. Those, in turn, resulted from a surge in restocking that has occurred following COVID-19 related shutdowns. See further discussion under the Recent Developments: COVID-19 and the CARES Act section. After record transportation invoice prices in 2018, 2019 trended toward the longer term levels. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets, the addition of the lower yielding TFS portfolio, and competitive pricing pressure; however, those negative factors were partially offset by increased concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was up 5% period over period from 83% at September 30, 2019 to 88% at September 30, 2020.
The increase in credit loss expense was primarily the result of growth in the ending balance of factored receivables at our Factoring segment. The ending balance of our factored receivables portfolio, including the factoring assets obtained through the TFS Acquisition, grew $420.6 million during the three months ended September 30, 2020 compared to growth in the ending balance of factored receivables of $17.4 million during the three months ended September 30, 2019. Growth in the ending balance of factored receivables at our Factoring segment contributed $2.1 million of credit loss expense for the three months ended September 30, 2020 compared to $0.1 million for the same period of 2019. Change in reserve rates had insignificant impacts on credit loss expense for the three months ended September 30, 2020 and 2019. Net charge-offs at our Factoring segment were $0.7 million for the three months ended September 30, 2020 compared to an insignificant amount of net charge-offs for the same period of 2019. Of these charge-offs approximately $0.6 million and $0.2 million were reserved in a prior period for the three months ended September 30, 2020 and 2019, respectively. The increase in credit loss expense at our Factoring segment was impacted by net new specific reserves on non-PCD at risk balances of $0.9 million for the three months ended September 30, 2020 and 2019.

The increase in noninterest income at our Factoring segment was primarily driven by the recognition of $2.0 million of income resulting from an increase in the value of the receivable due from Covenant resulting from the Agreement previously discussed. There were no other material fluctuations in noninterest income at our Factoring segment. The increase in noninterest expense at our Factoring segment was primarily due to $0.8 million in transaction costs incurred in connection with the TFS Acquisition. There were no other material fluctuations in noninterest expense at our Factoring segment.
Corporate

(Dollars in thousands)	Three Months Ended September 30,
Corporate	2020	2019	$ Change	% Change
Total interest income	$8	$280	$(272)	(97.1)%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,809	1,559	250	16.0%
Net interest income (expense)	(1,801)	(1,279)	(522)	(40.8)%
Credit loss expense	106	—	106	100.0%
Net interest income after credit loss expense	(1,907)	(1,279)	(628)	(49.1)%
Noninterest income	(154)	50	(204)	(408.0)%
Noninterest expense	1,048	990	58	5.9%
Operating income (loss)	$(3,109)	$(2,219)	$(890)	(40.1)%
The Corporate segment reported an operating loss of $3.1 million for the three months ended September 30, 2020 compared to an operating loss of $2.2 million for the three months ended September 30, 2019. There were no significant fluctuations in accounts in our Corporate segment period over period.
Results of Operations
Nine months ended September 30, 2020 compared with nine months ended September 30, 2019
Net Income
We earned net income of $31.9 million for the nine months ended September 30, 2020 compared to $41.8 million for the nine months ended September 30, 2019, a decrease of $9.9 million.
The results for the nine months ended September 30, 2020 were impacted by the gain on sale of TPF of $9.8 million reported as noninterest income and transaction costs of $0.8 million associated with the TFS Acquisition reported as noninterest expense. There were no merger and acquisition related activities during the nine months ended September 30, 2019. Excluding the gain on sale, net of taxes, we earned adjusted net income available to common stock holders of $24.3 million for the nine months ended September 30, 2020 compared to $41.8 million for the nine months ended September 30, 2019, a decrease of $17.5 million. The adjusted decrease was primarily the result of a $26.1 million increase in credit loss expense, a $10.6 million increase in adjusted noninterest expense, and a $0.9 million increase in dividends on preferred stock offset in part by an $11.6 million increase in net interest income, a $5.3 million increase in adjusted noninterest income, and a $3.2 million decrease in adjusted income tax expense.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	$209,621	$640	0.41%	$132,376	$2,403	2.43%
Taxable securities	263,978	6,029	3.05%	280,609	6,981	3.33%
Tax-exempt securities	36,535	681	2.49%	66,208	1,114	2.25%
FHLB and other restricted stock	26,515	474	2.39%	19,810	547	3.69%
Loans (1)	4,327,919	224,352	6.92%	3,730,414	218,937	7.85%
Total interest earning assets	4,864,568	232,176	6.38%	4,229,417	229,982	7.27%
Noninterest earning assets:
Cash and cash equivalents	58,942			82,571
Other noninterest earning assets	381,393			368,246
Total assets	$5,304,903			$4,680,234
Interest bearing liabilities:
Deposits:
Interest bearing demand	$617,392	$838	0.18%	$594,724	$1,119	0.25%
Individual retirement accounts	99,827	1,061	1.42%	111,869	1,296	1.55%
Money market	408,487	1,657	0.54%	414,876	4,210	1.36%
Savings	382,236	419	0.15%	365,357	359	0.13%
Certificates of deposit	993,590	14,844	2.00%	985,844	16,123	2.19%
Brokered time deposits	297,829	4,085	1.83%	347,777	6,157	2.37%
Other brokered deposits	86,064	191	0.30%	—	—	—
Total interest bearing deposits	2,885,425	23,095	1.07%	2,820,447	29,264	1.39%
Federal Home Loan Bank advances	430,250	1,959	0.61%	348,535	6,479	2.49%
Subordinated notes	87,372	4,016	6.14%	48,967	2,518	6.88%
Junior subordinated debentures	39,743	1,662	5.59%	39,244	2,223	7.57%
Other borrowings	125,756	314	0.33%	8,259	3	0.05%
Total interest bearing liabilities	3,568,546	31,046	1.16%	3,265,452	40,487	1.66%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,021,745			700,868
Other liabilities	72,461			66,127
Total equity	642,151			647,787
Total liabilities and equity	$5,304,903			$4,680,234
Net interest income		$201,130			$189,495
Interest spread (2)			5.22%			5.61%
Net interest margin (3)			5.52%			5.99%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.
The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Average community banking	$2,066,572	$2,154,815
Average commercial finance	1,344,806	1,167,285
Average national lending	916,541	408,314
Average total loans	$4,327,919	$3,730,414
Community banking yield	5.31%	5.86%
Commercial finance yield	10.84%	12.44%
National lending yield	4.82%	5.20%
Total loan yield	6.92%	7.85%
We earned net interest income of $201.1 million for the nine months ended September 30, 2020 compared to $189.5 million for the nine months ended September 30, 2019, an increase of $11.6 million, or 6.1%, primarily driven by the following factors.
Interest income increased $2.2 million, or 1.0%, in spite of an increase in total average interest earning assets of $635.2 million, or 15.0%. The average balance of our higher yielding commercial finance loans increased $177.5 million, or 15.2%, from $1.167 billion for the nine months ended September 30, 2019 to $1.345 billion for the nine months ended September 30, 2020. The impact of increased average commercial finance balances was offset by decreased yields on factored receivables and increased average balances in our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $672.4 million for the nine months ended September 30, 2020 compared to $317.4 million for the nine months ended September 30, 2019. Further, we began originating PPP loans during the second quarter and carried $223.2 million of PPP loans at September 30, 2020. PPP loans carry a coupon rate of 1% which has a meaningful downward impact on our loan yield. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $8.4 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Interest expense decreased $9.4 million, or 23.3%, in spite of growth in average interest bearing liabilities. More specifically, average total interest bearing deposits increased $65.0 million, or 2.3%. The decrease in interest expense was the result of lower average rates discussed below.
Net interest margin decreased to 5.52% for the nine months ended September 30, 2020 from 5.99% for the nine months ended September 30, 2019, a decrease of 47 basis points, or 7.8%.
Our net interest margin was impacted by a decrease in yield on our interest earning assets of 89 basis points to 6.38% for the nine months ended September 30, 2020. This decrease was driven by lower yields and a change in the overall mix within our loan portfolio period over period which drove a 93 basis point reduction in our loan yield to 6.92% for the same period. As previously discussed, we added $223.2 million of PPP loans with a coupon rate of 1% during the nine months ended September 30, 2020. Our higher yielding average commercial finance products as a percentage of the total loan portfolio decreased from 31.3% for the nine months ended September 30, 2019 to 31.1% for the nine months ended September 30, 2020 contributing to the overall decrease in yield on our loan portfolio. Average factored receivables as a percentage of the total commercial finance portfolio increased from 49.1% for the nine months ended September 30, 2019 to 49.5% for the nine months ended September 30, 2020. However, we experienced decreased yields on our factored receivables during the nine months ended September 30, 2020 leading to decreased yields from our commercial finance portfolio. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 88% at September 30, 2020 compared to 79% at September 30, 2019. Yields on our non-loan interest earning assets generally decreased period over period as well.
The decrease in our net interest margin was partially offset by a decrease in our average cost of interest bearing liabilities of 50 basis points. This decrease was caused by lower interest rates paid on our interest bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Nine Months Ended
	September 30, 2020 vs. 2019 vs. 2019
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$(1,999)	$236	$(1,763)
Taxable securities	(572)	(380)	(952)
Tax-exempt securities	120	(553)	(433)
FHLB and other restricted stock	(193)	120	(73)
Loans	(25,559)	30,974	5,415
Total interest income	(28,203)	30,397	2,194
Interest bearing liabilities:
Interest bearing demand	(312)	31	(281)
Individual retirement accounts	(107)	(128)	(235)
Money market	(2,527)	(26)	(2,553)
Savings	41	19	60
Certificates of deposit	(1,395)	116	(1,279)
Brokered time deposits	(1,387)	(685)	(2,072)
Other brokered deposits	—	191	191
Total interest bearing deposits	(5,687)	(482)	(6,169)
Federal Home Loan Bank advances	(4,892)	372	(4,520)
Subordinated notes	(267)	1,765	1,498
Junior subordinated debentures	(582)	21	(561)
Other borrowings	18	293	311
Total interest expense	(11,410)	1,969	(9,441)
Change in net interest income	$(16,793)	$28,428	$11,635
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
The following table presents the major categories of credit loss expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Credit loss expense on loans	$27,974	$7,560	$20,414	270.0%
Credit loss expense on off balance sheet credit exposures	3,840	—	3,840	100.0%
Credit loss expense on held to maturity securities	1,835	—	1,835	100.0%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$33,649	$7,560	$26,089	345.1%

Upon and subsequent to adoption of ASC 326, for available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At January 1, 2020 and September 30, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the nine months ended September 30, 2020.
Upon and subsequent to adoption of ASC 326, the ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2020 and December 31, 2019, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At January 1, 2020 and September 30, 2020, the Company carried $8.4 million and $8.1 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $0.1 million at January 1, 2020. During the nine months ended September 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The ACL on these balances was $2.0 million at September 30, 2020 resulting in $1.8 million of credit loss expense recognized during the nine months ended September 30, 2020.  Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $91.0 million as of September 30, 2020, compared to $29.1 million as of December 31, 2019, representing an ACL to total loans ratio of 1.88% and 0.69% respectively. Upon adoption of ASC 326, management booked an increase of $0.3 million to the ACL and a decrease to retained earnings net of the deferred tax impact. The Day 1 adjustment upon adoption raised the ACL balance to $29.4 million on January 1, 2020. Management determined that the $62.2 million in Over-Formula Advances obtained through the TFS Acquisition had experienced more than insignificant credit deterioration since origination and thus, deemed those over-formula advances to be purchased credit deteriorated ("PCD"). This resulted in recording a $37.4 million ACL on the over-formula advances through purchase accounting. There was no impact to credit loss expense resulting from the PCD determination.
Our credit loss expense on loans increased $20.4 million, or 270.0%, for the nine months ended September 30, 2020 compared the nine months ended September 30, 2019.
The increased credit loss expense was primarily the result of significant year-to-date projected deterioration of the loss drivers that the Company forecasts to calculate expected losses. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers over the reasonable and supportable forecast period. See further discussion in the allowance for credit loss section below. The deterioration of forecasted loss assumptions and minimal changes to qualitative loss factors resulted in approximately $23.3 million of credit loss expense for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, changes to loss factors under the incurred loss allowance methodology had an insignificant impact on credit loss expense.
The increase in credit loss expense was further driven by net new specific reserves on non-PCD assets. We recorded net new specific reserves of $5.7 million during the nine months ended September 30, 2020 compared to $3.5 million during the nine months ended September 30, 2019. We experienced higher net charge-offs of $3.3 million in the nine months ended September 30, 2020 compared to $3.2 million for the same period in 2019. However, approximately $1.6 million and $2.2 million of the charge-offs for the nine months ended September 30, 2020 and 2019, respectively, had specific reserves previously recorded.
Change in loan growth and change in mix partially offset the increase in credit loss expense period over period. During the nine months ended September 30, 2020, outstanding loans increased $658.4 million from December 31, 2019. When this increase is adjusted for PPP loan growth of $223.2 million, loans increased $435.2 million during the nine months ended September 30, 2020 and much of this growth was in factored receivables and mortgage warehouse lending which require lower reserve rates due to their nature.  Refer to discussion of the allowance for credit losses below for ACL considerations regarding our PPP loans. During the nine months ended September 30, 2019, outstanding loans increased $600.8 million from December 31, 2018. For the nine months ended September 30, 2020, changes in loan growth and changes in mix decreased credit loss expense by $2.7 million. Changes in loan growth and mix resulted in $3.1 million of credit loss expense for the nine months ended September 30, 2019.

Credit loss expense for off balance sheet credit exposures increased $3.8 million, primarily due to increased assumed loss rates on estimated funding as a result of the COVID-19 virus. The Company also experienced an increase in commitments to fund during the period. Prior to January 1, 2020, credit loss expense for off balance sheet credit exposures was recorded in other noninterest expense. Credit loss expense for off balance sheet credit exposures for the nine months ended September 30, 2019 was insignificant.
Noninterest Income
The following table presents our major categories of noninterest income:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Service charges on deposits	$3,631	$5,243	$(1,612)	(30.7%)
Card income	5,832	5,930	(98)	(1.7%)
Net OREO gains (losses) and valuation adjustments	(399)	301	(700)	232.6%
Net gains (losses) on sale or call of securities	3,210	22	3,188	NM
Fee income	4,392	4,755	(363)	(7.6%)
Insurance commissions	2,905	3,127	(222)	(7.1%)
Gain on sale of subsidiary or division	9,758	—	9,758	100.0%
Other	8,670	3,525	5,145	146.0%
Total noninterest income	$37,999	$22,903	$15,096	65.9%
Noninterest income increased $15.1 million, or 65.9%. Noninterest income for the nine months ended September 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, we earned adjusted noninterest income of $28.2 million for the nine months ended September 30, 2020, resulting in an adjusted increase in noninterest income of $5.3 million, or 23.1%, period over period. Changes in selected components of noninterest income in the above table are discussed below.
•Service Charges on Deposits. Service charges on deposit accounts, including overdraft and non-sufficient funds fees, decreased $1.6 million, or 30.7%. In keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees were temporary and expired on June 1, 2020.
•Net OREO gains (losses) and valuation adjustments. Net OREO gains (losses) and valuation adjustments, which represents gains and losses on loans transferred to OREO, gains and losses on the sale of OREO, and valuation adjustments recorded due to the subsequent change in fair value less costs to sell of OREO, reflect increased losses of $0.7 million. OREO activity on any individual assets during the nine months ended September 30, 2020 and 2019 was not significant.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities increased $3.2 million due to increased sales of available for sale CLOs during the nine months ended September 30, 2020.
•Other. Other noninterest income, including income associated with bank-owned life insurance and other miscellaneous activities, increased $5.1 million, or 146.0% primarily due to the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the nine months ended September 30, 2020. This revenue was recognized at the time of closing as all required services had been completed. The increase in other noninterest income was also driven by a $1.9 million gain on sale of liquid credit and mortgage loans during the nine months ended September 30, 2020. Gain on sale of loans was $0.6 million for the nine months ended September 30, 2019. Additionally, we recognized $2.0 million of income during the nine months ended September 30, 2020 driven by an increase in the value of the receivable due from Covenant resulting from the Agreement previously discussed. The increase was partially offset by a $0.7 million loss recognized on the donation of a branch to a local municipality during the nine months ended September 30, 2020. The remaining increase was driven by organic growth in our operations. There were no significant items within in the components of other noninterest income during the nine months ended September 30, 2019.

Noninterest Expense
The following table presents our major categories of noninterest expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$93,177	$83,276	$9,901	11.9%
Occupancy, furniture and equipment	15,720	13,529	2,191	16.2%
FDIC insurance and other regulatory assessments	1,170	600	570	95.0%
Professional fees	7,023	5,384	1,639	30.4%
Amortization of intangible assets	6,265	6,977	(712)	(10.2%)
Advertising and promotion	3,548	4,779	(1,231)	(25.8%)
Communications and technology	16,514	15,244	1,270	8.3%
Travel and entertainment	1,504	3,789	(2,285)	(60.3%)
Other	17,855	17,845	10	0.1%
Total noninterest expense	$162,776	$151,423	$11,353	7.5%

Noninterest expense increased $11.4 million, or 7.5%. Noninterest expense for the nine months ended September 30, 2020 was impacted by $0.8 million of transaction costs associated with the TFS Acquisition. Excluding the TFS Acquisition transaction costs, we incurred adjusted noninterest expense of $162.0 million for the nine months ended September 30, 2020, resulting in an adjusted net increase in noninterest expense of $10.6 million, or 7.0%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $9.9 million, or 11.9%, which is primarily due to temporary increased second quarter pay to branch employees during the COVID-19 pandemic, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce was relatively flat. Our average full-time equivalent employees were 1,122.6 and 1,124.9 for the nine months ended September 30, 2020 and 2019, respectively.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $2.2 million, or 16.2%, primarily due to growth in our operations period over period.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $0.6 million, or 95.0%, due to a small bank credit by the FDIC during the nine months ended September 30, 2019.
•Professional Fees. Professional fees increased $1.6 million, or 30.4%, primarily due to professional fees incurred in connection with the TFS Acquisition.
•Amortization of intangible assets. Amortization of intangible assets decreased $0.7 million, or 10.2%, due to lower amortizable intangible asset balances during the nine months ended September 30, 2020 compared to the same period during 2019.
•Advertising and promotion. Advertising and promotion expenses decreased $1.2 million, or 25.8%, primarily due to pull back in this type of spending as a result of the COVID-19 pandemic.
•Communications and Technology. Communications and technology expenses increased $1.3 million, or 8.3%, primarily as a result as a result of increased information technology license and software maintenance expense as well as continued spend on technology designed to improve efficiency in our operations.
•Travel and entertainment. Travel and entertainment expenses decreased $2.3 million, or 60.3%, primarily due to the impact of the COVID-19 pandemic on such activities.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. There were no significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $0.8 million, or 6.6%, from $11.6 million for the nine months ended September 30, 2019 to $10.8 million for the nine months ended September 30, 2020. The effective tax rate was 25% for the nine months ended September 30,

2020 and 22% for the nine months ended September 30, 2019. The increase in the effective tax rate period over period is principally due to an income tax benefit of approximately $0.8 million related to changes in the sourcing location of income and other items during the three months ended September 30, 2019.
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
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Nine Months Ended September 30, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$157,957	$73,952	$267	$232,176
Intersegment interest allocations	8,873	(8,873)	—	—
Total interest expense	25,368	—	5,678	31,046
Net interest income (expense)	141,462	65,079	(5,411)	201,130
Credit loss expense	27,378	4,437	1,834	33,649
Net interest income after credit loss expense	114,084	60,642	(7,245)	167,481
Gain on sale of subsidiary or division	9,758	—	—	9,758
Other noninterest income	22,586	5,524	131	28,241
Noninterest expense	122,001	37,695	3,080	162,776
Operating income (loss)	$24,427	$28,471	$(10,194)	$42,704

(Dollars in thousands)
Nine Months Ended September 30, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$155,645	$73,435	$902	$229,982
Intersegment interest allocations	8,188	(8,188)	—	—
Total interest expense	35,746	—	4,741	40,487
Net interest income (expense)	128,087	65,247	(3,839)	189,495
Credit loss expense (benefit)	5,847	1,789	(76)	7,560
Net interest income after credit loss expense	122,240	63,458	(3,763)	181,935
Noninterest income	19,150	3,572	181	22,903
Noninterest expense	109,406	39,340	2,677	151,423
Operating income (loss)	$31,984	$27,690	$(6,259)	$53,415

(Dollars in thousands)
September 30, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,767,857	$1,042,571	$828,065	$(1,801,706)	$5,836,787
Gross loans	$4,759,135	$948,987	$800	$(856,011)	$4,852,911

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512
Banking

(Dollars in thousands)	Nine Months Ended September 30,			% Change
Banking	2020	2019	$ Change
Total interest income	$157,957	$155,645	$2,312	1.5%
Intersegment interest allocations	8,873	8,188	685	8.4%
Total interest expense	25,368	35,746	(10,378)	(29.0%)
Net interest income (expense)	141,462	128,087	13,375	10.4%
Credit loss expense	27,378	5,847	21,531	368.2%
Net interest income (expense) after credit loss expense	114,084	122,240	(8,156)	(6.7%)
Gain on sale of subsidiary or division	9,758	—	9,758	100.0%
Other noninterest income	22,586	19,150	3,436	17.9%
Noninterest expense	122,001	109,406	12,595	11.5%
Operating income (loss)	$24,427	$31,984	$(7,557)	(23.6%)
Our Banking segment’s operating income decreased $7.6 million, or 23.6%. Our Banking segment’s operating income for the nine months ended September 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, our Banking segment’s adjusted operating income was $14.6 million for the nine months ended September 30, 2020, resulting in an adjusted decrease in operating income of $17.4 million, or (54.4%), period over period.
Interest income increased primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans and asset based loans. Average loans in our Banking segment increased 15.7% from $3.653 billion for the nine months ended September 30, 2019 to $4.226 billion for the nine months ended September 30, 2020. The increase in interest income due to increased average balances of our interest earning assets was partially offset by lower yields across almost all of our interest earning asset groups.
Interest expense decreased in spite of growth in average interest bearing liabilities at our Banking segment. More specifically, average total interest bearing deposits increased $65.0 million, or 2.3%. The decrease in interest expense was the result of a decrease in our average cost of interest bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $23.5 million for the nine months ended September 30, 2020 compared to $5.8 million for the nine months ended September 30, 2019. The increased credit loss expense related to loans for our Banking segment was primarily the result of significant year-to-date deterioration in the loss drivers that the Company forecasts to calculate expected losses and minimal changes in qualitative loss factors. The deterioration in forecasted loss assumptions resulted in approximately $23.2 million of credit loss expense for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, changes to loss factors under the incurred loss allowance methodology resulted in approximately $0.4 million of credit loss expense at our Banking segment. The increase in the credit loss expense at our Banking segment was further driven by net new specific reserves. We recorded net new specific reserves at our Banking segment of $4.8 million during the nine months ended September 30, 2020 compared to $0.8 million during the nine months ended September 30, 2019. We experienced lower total net charge-offs at our Banking segment of $0.4 million during the nine months ended September 30, 2020 compared to $1.8 million for the same period in 2019.  Charge-offs during the nine months ended September 30, 2020 had $0.1 million of reserves established in a prior period while charge-offs during the nine months ended September 30, 2019 had previously established reserves of $0.6 million. Decreased loan growth and change in mix at our Banking segment offset the increase in credit loss expense period over period. For the nine months ended September 30, 2020, changes in loan volume and mix reduced credit loss expense by $4.9 million during the period. Changes in loan volume and mix resulted in an increase in credit loss expense of $3.2 million for the nine months ended September 30, 2019.
Credit loss expense for off balance sheet credit exposures at our Banking segment increased $3.8 million, primarily due to increased assumed loss rates on estimated funding as a result of the COVID-19 virus. The Company also experienced an increase in commitments to fund during the period. Prior to January 1, 2020, credit loss expense for off balance sheet credit exposures at our

Banking segment was recorded in other noninterest expense. Credit loss expense for off balance sheet credit exposures at our Banking segment for the nine months ended September 30, 2019 was insignificant.
Noninterest income at our Banking segment increased primarily due to a $3.1 million gain on sale of securities related to the liquidation of available for sale CLOs during the nine months ended September 30, 2020. Additionally, we recognized $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the nine months ended September 30, 2020. The increase in other noninterest income at our Banking segment was also driven by a $1.9 million gain on sale of liquid credit and mortgage loans during the nine months ended September 30, 2020. Gain on sale of loans was $0.6 million for the nine months ended September 30, 2019. Smaller increases were driven by organic growth in our operations. The increase in noninterest income at our Banking segment was partially offset by a $1.1 million decrease in service charges on deposits caused by our willingness to actively work with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. The increase was also partially offset by a $0.7 million loss recognized on the donation of a branch to a local municipality during the nine months ended September 30, 2020.
Noninterest expense increased due to incremental costs associated with the growth in our Banking segment infrastructure. In addition, increases due to temporary increased pay to branch employees during the COVID-19 pandemic, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase.
Factoring

(Dollars in thousands)	Nine Months Ended September 30,			% Change
Factoring	2020	2019	$ Change
Total interest income	$73,952	$73,435	$517	0.7%
Intersegment interest allocations	(8,873)	(8,188)	(685)	(8.4%)
Total interest expense	—	—	—	—
Net interest income (expense)	65,079	65,247	(168)	(0.3%)
Credit loss expense	4,437	1,789	2,648	148.0%
Net interest income (expense) after credit loss expense	60,642	63,458	(2,816)	(4.4%)
Noninterest income	5,524	3,572	1,952	54.6%
Noninterest expense	37,695	39,340	(1,645)	(4.2%)
Operating income (loss)	$28,471	$27,690	$781	2.8%

	Nine Months Ended September 30,
	2020	2019
Factored receivable period end balance	$948,987,000	$562,009,000
Yield on average receivable balance	15.75%	18.31%
Rolling twelve quarter annual charge-off rate	0.43%	0.36%
Factored receivables - transportation concentration	88%	83%

Interest income, including fees	$73,952,000	$73,435,000
Non-interest income(1)	3,524,000	3,572,000
Factored receivable total revenue	79,476,000	77,007,000
Average net funds employed	569,928,000	488,876,000
Yield on average net funds employed	18.16%	21.06%

Accounts receivable purchased	$4,673,573,000	$4,185,027,000
Number of invoices purchased	2,719,508	2,555,072
Average invoice size	$1,719	$1,638
Average invoice size - transportation	$1,567	$1,509
Average invoice size - non-transportation	$4,527	$3,255
(1) Non-interest income for the nine months ended September 30, 2020 excludes the $2.0 million gain recognized on the increased value of the receivable due from Covenant resulting from the amended TFS acquisition agreement

Our Factoring segment’s operating income increased $0.8 million, or 2.8%. Our Factoring segment's operating income was impacted by $0.8 million of transaction costs associated with the TFS Acquisition. Excluding the TFS Acquisition transaction costs, our Factoring segment's adjusted operating income was $29.3 million for the three months ended September 30, 2020, resulting in an adjusted net increase in operating income of $1.6 million, or 5.8%.
Our average invoice size increased 4.9% from $1,638 for the nine months ended September 30, 2019 to $1,719 for the nine months ended September 30, 2020 and the number of invoices purchased increased 6.4% period over period.
Net interest income at our Factoring segment was flat period over period. Overall average net funds employed (“NFE”) was up 16.6% during the nine months ended September 30, 2020 compared to the same period in 2019. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size due to the impact of the COVID-19 pandemic on over-the-road transportation. See further discussion under the Recent Developments: COVID-19 and the CARES Act section. After record transportation invoice prices in 2018, 2019 trended toward the longer term levels. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets, competitive pricing pressure, and the aforementioned impact of COVID-19; however, this downward impact was slightly offset by increased concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was up 5% period over period from 83% at September 30, 2019 to 88% at September 30, 2020.
The increase in credit loss expense at our Factoring segment was the result in changes in ending period factored receivable balances, changes in reserve rate, and charge-off activity offset by a decrease in net new specific reserves on non-PCD at-risk balances. The ending balance of our factored receivables portfolio, including the factoring assets obtained through the TFS Acquisition, grew $375.6 million during the nine months ended September 30, 2020 compared to contraction in the ending balance of factored receivables of $26.7 million during the nine months ended September 30, 2019. Growth in the ending balance of factored receivables at our Factoring segment contributed $2.1 million of credit loss expense for the nine months ended September 30, 2020 compared to a decrease of credit loss expense of $0.2 million for the same period of 2019. Change in reserve rates had an insignificant impact on credit loss expense during the nine months ended September 30, 2020 while changes in such rates decreased credit loss expense at our Factoring segment by $0.4 million during the nine months ended September 30, 2019. We experienced higher net charge-offs of $2.9 million in the nine months ended September 30, 2020 compared to $1.4 million for the same period in 2019. Reserves of $1.4 million on current period charge-offs were established in a prior period compared to established reserves of $1.7 million on the 2019 charge-offs. The increase in credit loss expense at our Factoring segment was offset by a $0.9 million increase in net new specific reserves on non-PCD at-risk balances during the nine months ended September 30, 2020 as compared to an increase in net new specific reserves of $2.7 million during the nine months ended September 30, 2019.

The increase in noninterest income at our Factoring segment was primarily driven by the recognition of $2.0 million of income resulting from an increase in the value of the receivable due from Covenant resulting from the Agreement previously discussed. There were no other material fluctuations in noninterest income at our Factoring segment. The increase in noninterest expense at our Factoring segment was primarily due to $0.8 million in transaction costs incurred in connection with the TFS Acquisition. There were no other material fluctuations in noninterest expense at our Factoring segment.
Corporate

(Dollars in thousands)	Nine Months Ended September 30,			% Change
Corporate	2020	2019	$ Change
Total interest income	$267	$902	$(635)	(70.4%)
Intersegment interest allocations	—	—	—	—
Total interest expense	5,678	4,741	937	19.8%
Net interest income (expense)	(5,411)	(3,839)	(1,572)	(40.9%)
Credit loss expense (benefit)	1,834	(76)	1,910	2,513.2%
Net interest income (expense) after credit loss expense	(7,245)	(3,763)	(3,482)	(92.5%)
Noninterest income	131	181	(50)	(27.6%)
Noninterest expense	3,080	2,677	403	15.1%
Operating income (loss)	$(10,194)	$(6,259)	$(3,935)	(62.9%)
The Corporate segment reported an operating loss of $10.2 million for the nine months ended September 30, 2020 compared to an operating loss of $6.3 million for the nine months ended September 30, 2019. The increase in operating loss was primarily driven by activity related to our three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds designated as held to maturity. These securities are required to carry an ACL in accordance with ASC 326. During the nine months ended September 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The ACL on these balances was $2.0 million at September 30, 2020 resulting in $1.8 million of credit loss expense recognized during the nine months ended September 30, 2020. Given increased uncertainty related to projected future cash flows, these securities were designated as nonaccrual during the nine months ended September 30, 2020 resulting in a reversal of interest income during the period. There were no other significant fluctuations in accounts in our Corporate segment period over period.
Financial Condition
Assets
Total assets were $5.837 billion at September 30, 2020, compared to $5.060 billion at December 31, 2019, an increase of $776.5 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.853 billion at September 30, 2020, compared with $4.195 billion at December 31, 2019.
The following table shows our total loan portfolio by portfolio segments:

	September 30, 2020		December 31, 2019		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$762,531	16%	$1,046,961	25%	$(284,430)	(27.2%)
Construction, land development, land	244,512	5%	160,569	4%	83,943	52.3%
1-4 family residential	164,785	3%	179,425	4%	(14,640)	(8.2%)
Farmland	110,966	2%	154,975	4%	(44,009)	(28.4%)
Commercial	1,536,903	32%	1,342,683	31%	194,220	14.5%
Factored receivables	1,016,337	21%	619,986	15%	396,351	63.9%
Consumer	17,106	0%	21,925	1%	(4,819)	(22.0%)
Mortgage warehouse	999,771	21%	667,988	16%	331,783	49.7%
Total Loans	$4,852,911	100%	$4,194,512	100%	$658,399	15.7%
Commercial Real Estate Loans. Our commercial real estate loans decreased $284.4 million, or 27.2%, due to paydowns slightly offset by new loan origination activity for the period.
Construction and Development Loans. Our construction and development loans increased $83.9 million, or 52.3%, primarily due to increased draws on existing construction lines slightly offset by paydown activity for the period.
Residential Real Estate Loans. Our one-to-four family residential loans decreased $14.6 million, or 8.2%, due primarily to paydowns that were offset by modest origination and draw activity.
Farmland Loans. Our farmland loans decreased $44.0 million, or 28.4%, due to paydowns for the period that outpaced new loan origination activity.
Commercial Loans. Our commercial loans held for investment increased $194.2 million, or 14.5%, due to growth in PPP loans, liquid credit, and equipment finance. Growth in commercial loans was offset by a reduction of premium finance loans due to the sale of the assets of TPF. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $61.0 million, or 15.1%.
The following table shows our commercial loans:

(Dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Commercial
Equipment	$509,849	$461,555	$48,294	10.5%
Asset-based lending	160,711	168,955	(8,244)	(4.9%)
Liquid credit	188,034	81,353	106,681	131.1%
Premium finance	—	101,015	(101,015)	(100.0%)
Paycheck Protection Program loans	223,230	—	223,230	100.0%
Agriculture	112,221	125,912	(13,691)	(10.9%)
Other commercial lending	342,858	403,893	(61,035)	(15.1%)
Total commercial loans	$1,536,903	$1,342,683	$194,220	14.5%
Factored Receivables. Our factored receivables increased $396.4 million, or 63.9%. A portion of this increase is driven by $107.5 million of factored receivables obtained through the TFS Acquisition. At September 30, 2020, the balance of the Over-Formula Advance Portfolio included in factored receivables was $62.2 million. Also, see discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $4.8 million, or 22.0%, due to paydowns in excess of new loan origination activity during the period.
Mortgage Warehouse. Our mortgage warehouse facilities increased $331.8 million, or 49.7%, due to higher utilization by our clients driven by typical seasonality associated with the mortgage business during the period and higher rates of mortgage refinance due to the low interest rate environment. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $786.3 million for the three months ended September 30, 2020 compared to $417.2 million for the three months ended September 30, 2019 and $672.4 million for the nine months ended September 30, 2020 compared to $317.4 million for the nine months ended September 30, 2019.
The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	September 30, 2020
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$138,110	$439,441	$184,980	$762,531
Construction, land development, land	116,119	114,793	13,600	244,512
1-4 family residential	26,106	36,664	102,015	164,785
Farmland	6,474	42,730	61,762	110,966
Commercial	338,072	1,059,680	139,151	1,536,903
Factored receivables	1,016,337	—	—	1,016,337
Consumer	2,454	9,218	5,434	17,106
Mortgage warehouse	999,771	—	—	999,771
	$2,643,443	$1,702,526	$506,942	$4,852,911

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$1,250,362	$179,778
Floating interest rates		452,164	327,164
Total		$1,702,526	$506,942
As of September 30, 2020, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Colorado (20%), Texas (23%), Illinois (11%), and Iowa (6%) make up 60% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2019, the states of Colorado (23%), Texas (27%), Illinois (13%) and Iowa (7%) made up 70% of the Company’s gross loans, excluding factored receivables.

Further, a majority (88%) of our factored receivables, representing approximately 18% of our total loan portfolio as of September 30, 2020, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2019, 77% of our factored receivables, representing approximately 11% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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
The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. We classify nonperforming assets as nonaccrual loans and securities, loans modified under restructurings as a result of the borrower experiencing financial difficulties (“TDR”), factored receivables greater than 90 days past due, OREO, and other repossessed assets. Additionally, we consider the portion of the Over-Formula Advance Portfolio that is not covered by Covenant's indemnification to be nonperforming (reflected in nonperforming loans - factored receivables). The balances of nonperforming loans reflect the recorded investment in these assets, including deductions for purchase discounts.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Nonperforming loans:
Commercial real estate	$12,235	$7,501
Construction, land development, land	2,089	3,922
1-4 family residential	1,764	1,804
Farmland	2,452	6,715
Commercial	19,462	16,118
Factored receivables	18,667	4,226
Consumer	322	327
Mortgage warehouse	—	—
Total nonperforming loans	56,991	40,613
Held to maturity securities	8,057	—
Loans held for sale	19,919	—
Other real estate owned, net	1,704	3,009
Other repossessed assets	2,064	476
Total nonperforming assets	$88,735	$44,098

Nonperforming assets to total assets	1.52%	0.87%
Nonperforming loans to total loans held for investment	1.17%	0.97%
Total past due loans to total loans held for investment	2.40%	1.74%
Nonperforming loans increased $16.4 million, or 40.3%, primarily due to the addition of $10.0 million of uncovered over-formula advances, a $5.7 million commercial real estate loan secured by a hotel property, a $4.9 million asset-based lending loan primarily secured by accounts receivable, a $2.3 million general commercial loan secured by real estate and equipment, and a $1.4 million equipment finance loan. These increase were offset by a $3.9 million payoff of an agriculture and farmland relationship and the payoff of a $3.0 million construction, land development, land relationship. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.
OREO decreased $1.3 million, or 43.4%, due to the removal of individually insignificant OREO properties as well as insignificant valuation adjustments made throughout the period.

As a result of the activity previously described, the ratio of nonperforming loans to total loans held for investment increased to 1.17% at September 30, 2020 from 0.97% December 31, 2019.
Our ratio of nonperforming assets to total assets increased to 1.52% at September 30, 2020 compared to 0.87% at December 31, 2019. This is due to the aforementioned loan activity. We also placed $8.1 million of held to maturity investments in the subordinated notes of CLO funds on nonaccrual during the period. During the nine months ended September 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows. Additionally, a $19.9 million commercial real estate loan secured by an assisted living facility was placed on nonaccrual and transferred to loans held for sale during the period.
Past due loans to total loans held for investment increased to 2.40% at September 30, 2020 compared to 1.74% at December 31, 2019, as a result of above activity. Additionally, past due loans increased during the period due to $38.5 million of over-formula advances that were considered past due at September 30, 2020. This balance was past due 30-59 Days. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At September 30, 2020, we had $35.0 million in loans of this type which are not included in any of the nonperforming loan categories. Refer to previous discussion of loans currently in deferral in accordance with the CARES Act and March 2020 interagency guidance.
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
The following table sets forth the ACL by category of loan:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$13,150	16%	1.72%	$5,353	25%	0.51%
Construction, land development, land	5,599	5%	2.29%	1,382	4%	0.86%
1-4 family residential	1,972	3%	1.20%	308	4%	0.17%
Farmland	863	2%	0.78%	670	4%	0.43%
Commercial	22,716	32%	1.48%	12,566	31%	0.94%
Factored receivables	44,985	21%	4.43%	7,657	15%	1.24%
Consumer	710	—%	4.15%	488	1%	2.23%
Mortgage warehouse	1,000	21%	0.10%	668	16%	0.10%
Total Loans	$90,995	100%	1.88%	$29,092	100%	0.69%
The ACL increased $61.9 million, or 212.8%. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2020, the Company recorded an increase of $0.3 million to the ACL. Management determined that the $62.2 million in over-formula advances obtained through the TFS Acquisition had experienced more than insignificant credit deterioration since origination and thus, deemed those over-formula advances to be purchased credit deteriorated ("PCD"). This resulted in recording a $37.4 million ACL on the Over-Formula Advance Portfolio through purchase accounting. There was no impact to credit loss expense resulting from the PCD determination. The Company's expectation of loss on the Over-Formula Advance Portfolio did not change between the acquisition date and September 30, 2020 and thus, the PCD ACL was held constant at September 30, 2020.

The primary reason for the non-PCD related increase in required ACL is significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses and, to a much lesser extent, changes in qualitative loss factors over the nine months ended September 30, 2020. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and created the need for $23.3 million of additional ACL.
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
For all DCF models at September 30, 2020, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2020 as compared to January 1, 2020, the Company forecasted a significant increase in national unemployment, significant decrease in one-year percentage change in national retail sales, significant decrease in one-year percentage change in the national home price index, and a significant decrease in one-year percentage change in national gross domestic product for the first forecasted quarter. The Company projected little to no improvement in the loss drivers over the first three quarters with these loss drivers remaining significantly worse compared to recent historical trends over the past several years. Some improvement is expected in the fourth projected quarter.
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
The increase in required ACL was also driven by net charge-offs of $3.3 million (which carried reserves of $1.6 million at the time of charge-off) and net new specific allowances recorded on individual non-PCD loans of $5.7 million. The increase was partially offset by contraction and changes in mix in the underlying portfolio eligible to receive an ACL.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program.  At September 30, 2020, the Company carried $223,000,000 of PPP loans classified as Commercial loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our PPP loans, the Company does not carry an ACL on its PPP loans at September 30, 2020.
The following table presents the unpaid principal and recorded investment for loans at September 30, 2020. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $20.1 million at September 30, 2020, and (2) net deferred origination costs and fees totaling $5.2 million at September 30, 2020. The net difference can provide protection from credit loss in addition to the ACL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded Investment	Unpaid Principal	Difference
September 30, 2020
Commercial real estate	$762,531	$766,471	$(3,940)
Construction, land development, land	244,512	244,966	(454)
1-4 family residential	164,785	165,442	(657)
Farmland	110,966	111,870	(904)
Commercial	1,536,903	1,554,805	(17,902)
Factored receivables	1,016,337	1,017,805	(1,468)
Consumer	17,106	17,139	(33)
Mortgage warehouse	999,771	999,771	—
	$4,852,911	$4,878,269	$(25,358)
At September 30, 2020 and December 31, 2019, we had on deposit $110.5 million and $66.8 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries, and the effects of those items on our ACL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$54,613	$29,416	$29,092	$27,571
Loans charged-off:
Commercial real estate	—	(26)	—	(39)
Construction, land development, land	—	—	—	(78)
1-4 family residential	(6)	—	(27)	(43)
Farmland	—	—	—	—
Commercial	(528)	(557)	(1,173)	(1,671)
Factored receivables	(773)	(210)	(3,027)	(1,682)
Consumer	(118)	(85)	(410)	(594)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(1,425)	$(878)	$(4,637)	$(4,107)
Recoveries of loans charged-off:
Commercial real estate	53	—	61	1
Construction, land development, land	2	2	5	91
1-4 family residential	7	4	40	57
Farmland	—	—	80	—
Commercial	615	234	949	325
Factored receivables	40	215	95	261
Consumer	31	37	101	136
Mortgage warehouse	—	—	—	—
Total loans recoveries	$748	$492	$1,331	$871
Net loans charged-off	$(677)	$(386)	$(3,306)	$(3,236)
Credit loss expense on loans:
Commercial real estate	(2,440)	147	6,366	1,343
Construction, land development, land	(319)	47	4,400	(63)
1-4 family residential	(56)	4	1,138	86
Farmland	(95)	349	(324)	404
Commercial	(657)	1,195	11,004	3,252
Factored receivables	3,059	851	4,475	1,839
Consumer	29	66	583	424
Mortgage warehouse	123	206	332	275
Total credit loss expense (benefit) on loans	$(356)	$2,865	$27,974	$7,560
Impact of adopting ASU 2016-13	—	—	269	—
Initial allowance on loans purchased with credit deterioration	37,415	—	37,415	—
Reclassification to held for sale	—	—	(449)	—
Balance at end of period	$90,995	$31,895	$90,995	$31,895
Average total loans held for investment	$4,499,058	$3,938,230	$4,307,006	$3,727,925
Net charge-offs to average total loans held for investment	0.02%	0.01%	0.08%	0.09%
Allowance to total loans held for investment	1.88%	0.76%	1.88%	0.76%
Quarter to date net loans charged off increased $0.3 million primarily due to a $0.6 million increase in net charge-offs on factored receivables. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.
Year to date net loans charged off increased $0.1 million, with no charge-off or recovery activity during the periods that was significant individually and in the aggregate.

Securities
As of September 30, 2020, we held equity securities with a fair value of $6.0 million, an increase of $0.6 million from $5.4 million at December 31, 2019. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of September 30, 2020, we held debt securities classified as available for sale with a fair value of $242.8 million, a decrease of $6.0 million from $248.8 million at December 31, 2019. The decrease is primarily attributable to decreases of $28.7 million, $21.3 million, and $8.2 million of corporate bonds, U.S. Government Agency obligations, and mortgage-backed securities, respectively. These decreases were partially offset by $42.2 million and $11.3 million increases in CLO securities and state and municipal securities, respectively. Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of September 30, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at September 30, 2020. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of September 30, 2020, we held investments classified as held to maturity with an amortized cost, net of ACL, of $6.1 million, a decrease of $2.3 million from $8.4 million at December 31, 2019. The decrease in amortized cost, net of ACL, was primarily driven by a $2.0 million increase in the required ACL during the nine months ended September 30, 2020. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at September 30, 2020.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of September 30, 2020
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency obligations	$13,267	1.72%	$4,960	2.14%	$—	—%	$—	—%	$18,227	1.84%
Mortgage-backed securities	—	—%	2,605	1.97%	8,873	2.04%	17,126	2.66%	28,604	2.40%
Asset-backed securities	—	—%	150	0.53%	5,000	0.38%	2,023	1.41%	7,173	0.68%
State and municipal	5,548	3.18%	12,130	2.77%	3,808	2.76%	20,548	2.60%	42,034	2.74%
CLO securities	—	—%	—	—%	21,070	3.20%	92,725	2.43%	113,795	2.58%
Corporate bonds	19,634	3.61%	2,709	2.75%	—	—%	272	5.09%	22,615	3.53%
SBA pooled securities	1	2.38%	44	2.92%	—	—%	3,491	3.71%	3,536	3.70%
Total available for sale securities	$38,450	2.90%	$22,598	2.52%	$38,751	2.56%	$136,185	2.51%	$235,984	2.58%
Held to maturity securities:	$—	—%	$—	—%	$8,057	—%	$—	—%	$8,057	—%
Liabilities
Total liabilities were $5.143 billion as of September 30, 2020, compared to $4.424 billion at December 31, 2019, an increase of $719.2 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Noninterest bearing demand	$1,315,900	$809,696	$506,204	62.5%
Interest bearing demand	634,272	580,323	53,949	9.3%
Individual retirement accounts	94,933	104,472	(9,539)	(9.1%)
Money market	384,476	497,105	(112,629)	(22.7%)
Savings	405,954	363,270	42,684	11.7%
Certificates of deposit	857,514	1,084,425	(226,911)	(20.9%)
Brokered time deposits	344,986	350,615	(5,629)	(1.6%)
Other brokered deposits	210,066	—	210,066	100.0%
Total Deposits	$4,248,101	$3,789,906	$458,195	12.1%

Our total deposits increased $458.2 million, or 12.1%, primarily due to growth in noninterest bearing demand deposits and other brokered deposits. Other brokered deposits, first utilized as part of our overall funding strategy in the second quarter of 2020, are non-maturity deposits obtained from wholesale sources. The growth in these products was partially offset by a decrease in certificates of deposit and several other deposit products during the period. As of September 30, 2020, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 69% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 31% of total deposits.
The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of September 30, 2020:

(Dollars in thousands)	$100,000 to $250000	$250,000 and Over	Total
Maturity
3 months or less	$195,336	$52,919	$248,255
Over 3 through 6 months	141,483	30,278	171,761
Over 6 through 12 months	203,485	76,696	280,181
Over 12 months	52,113	14,682	66,795
	$592,417	$174,575	$766,992
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
				Average
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$635,287	0.13%	15%	$585,706	0.24%	16%
Individual retirement accounts	95,962	1.24%	2%	110,049	1.64%	3%
Money market	385,620	0.27%	9%	416,526	1.34%	11%
Savings	400,102	0.15%	10%	359,169	0.13%	10%
Certificates of deposit	905,075	1.66%	23%	1,113,006	2.35%	30%
Brokered time deposits	247,928	1.51%	6%	352,430	2.38%	10%
Other brokered deposits	251,701	0.30%	6	—	—	—
Total interest bearing deposits	2,921,675	0.79%	71%	2,936,886	1.49%	80%
Noninterest bearing demand	1,213,494	—	29%	735,527	—	20%
Total deposits	$4,135,169	0.56%	100%	$3,672,413	1.19%	100%

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$617,392	0.18%	16%	$594,724	0.25%	17%
Individual retirement accounts	99,827	1.42%	3%	111,869	1.55%	3%
Money market	408,487	0.54%	10%	414,876	1.36%	12%
Savings	382,236	0.15%	10%	365,357	0.13%	10%
Certificates of deposit	993,590	2.00%	25%	985,844	2.19%	28%
Brokered time deposits	297,829	1.83%	8%	347,777	2.37%	10%
Other brokered deposits	86,064	0.30%	—	—	—	—
Total interest bearing deposits	2,885,425	1.07%	74%	2,820,447	1.39%	80%
Noninterest bearing demand	1,021,745	—	26%	700,868	—	20%
Total deposits	$3,907,170	0.79%	100%	$3,521,315	1.11%	100%
Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the nine months ended September 30, 2020 and the year ended December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Amount outstanding at end of period	$14,192	$2,033
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$6,520	$7,823
Weighted average interest rate during the period	0.03%	0.02%
Maximum month-end balance during the period	$14,192	$14,463
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.
FHLB Advances
The following provides a summary of our FHLB advances as of and for the nine months ended September 30, 2020 and the year ended December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Amount outstanding at end of period	$435,000	$430,000
Weighted average interest rate at end of period	0.15%	1.58%
Average amount outstanding during the period	430,250	369,548
Weighted average interest rate during the period	0.61%	2.32%
Highest month end balance during the period	850,000	530,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At September 30, 2020 and December 31, 2019, we had $888.9 million and $871.0 million, respectively, in unused and available advances from the FHLB.
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
Information concerning borrowings under the PPPLF is summarized as follows for the nine months ended September 30, 2020:

(Dollars in thousands)	September 30, 2020
Amount outstanding at end of period	$223,713
Weighted average interest rate at end of period	0.35%
Average amount outstanding during the period	119,236
Weighted average interest rate during the period	0.35%
Highest month end balance during the period	223,809
At September 30, 2020, scheduled maturities of PPPLF borrowings are as follows:

(Dollars in thousands)	September 30, 2020
Within one year	$—
After one but within two years	223,713
Total	$223,713
At September 30, 2020, the PPPLF borrowings are secured by PPP Loans totaling $223,713,000 and bear interest at a fixed rate of 0.35% annually. There were no borrowings under the PPPLF during the year ended December 31, 2019.
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
Issuance costs related to the Subordinated Notes totaled $1.3 million, including an underwriting discount of 1.5%, or $0.8 million, and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as a component of interest expense. The carrying value of the Subordinated Notes totaled $87.5 million at September 30, 2020.
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of September 30, 2020:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,187	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	12,924	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,594	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,684	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,876	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,679	July 2034	LIBOR + 2.75%
	$51,031	$39,944
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $39.9 million was allowed in the calculation of Tier I capital as of September 30, 2020.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $693.8 million as of September 30, 2020, compared to $636.6 million as of December 31, 2019, an increase of $57.2 million. Stockholders’ equity increased during this period primarily due to $42.4 million of net proceeds from preferred stock issued during the period, $13.9 million of common stock issued during the period as consideration for the TFS acquisition, and our net income of $22.9 million, offset in part by $35.6 million of common stock repurchased into treasury stock during the period under our stock repurchase program.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2020, TBK Bank had unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines at that time.
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
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2020. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - September 30, 2020
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$14,192	$14,192	$—	$—	$—
ICC Contingent consideration	22,000	22,000	—	—	—
Federal Home Loan Bank advances	435,000	405,000	—	—	30,000
Paycheck Protection Program Liquidity Facility	223,713	—	223,713	—	—
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	22,234	3,959	7,250	6,118	4,907
Time deposits with stated maturity dates	1,297,433	1,177,194	111,188	9,051	—
Total contractual obligations	$2,115,603	$1,622,345	$342,151	$15,169	$135,938
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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:
•business and economic conditions generally and in the bank and non-bank financial services industries, nationally and within our local market areas;
•the impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•our ability to mitigate our risk exposures;
•our ability to maintain our historical earnings trends;
•changes in management personnel;
•interest rate risk;
•concentration of our products and services in the transportation industry;
•credit risk associated with our loan portfolio;
•lack of seasoning in our loan portfolio;
•deteriorating asset quality and higher loan charge-offs;
•time and effort necessary to resolve nonperforming assets;
•inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•risks related to the integration of acquired businesses and any future acquisitions;
•our ability to successfully identify and address the risks associated with our possible future acquisitions, and the risks that our prior and possible future acquisitions make it more difficult for investors to evaluate our business, financial condition and results of operations, and impairs our ability to accurately forecast our future performance;
•lack of liquidity;
•fluctuations in the fair value and liquidity of the securities we hold for sale;
•impairment of investment securities, goodwill, other intangible assets or deferred tax assets;
•our risk management strategies;
•environmental liability associated with our lending activities;
•increased competition in the bank and non-bank financial services industries, nationally, regionally or locally, which may adversely affect pricing and terms;
•the accuracy of our financial statements and related disclosures;
•material weaknesses in our internal control over financial reporting;
•system failures or failures to prevent breaches of our network security;
•the institution and outcome of litigation and other legal proceedings against us or to which we become subject;
•changes in carry-forwards of net operating losses;
•changes in federal tax law or policy;
•the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, such as the Dodd-Frank Act and their application by our regulators;
•governmental monetary and fiscal policies;
•changes in the scope and cost of FDIC, insurance and other coverages;
•failure to receive regulatory approval for future acquisitions; and
•increases in our capital requirements.

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
The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	14.3%	15.7%	12.5%	9.3%
+300 basis points	10.1%	11.8%	9.4%	7.1%
+200 basis points	6.0%	8.0%	6.3%	4.9%
+100 basis points	2.2%	4.0%	3.1%	2.6%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(3.2%)	(2.4%)	(3.3%)	(2.9%)

The following table presents the change in our economic value of equity as of September 30, 2020 and December 31, 2019, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2020	December 31, 2019
+400 basis points	50.4%	22.4%
+300 basis points	41.3%	18.1%
+200 basis points	30.1%	13.4%
+100 basis points	16.5%	7.5%
Flat rates	0.0%	0.0%
-100 basis points	(20.0%)	(9.9%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:
•credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;
•increased bankruptcies being experienced by the carrier, freight broker and shipper clients serviced by our factoring and TriumphPay operations;
•declines in collateral values;
•third party disruptions, including outages at network providers and other suppliers;
•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and
•operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.
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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	October 20, 2020	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	October 20, 2020	/s/ R. Bryce Fowler
R. Bryce Fowler Chief Financial Officer