Form 10-K
period 2020-12-31
Triumph Bancorp, Inc.
filed 2021-02-12
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-K
_____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-36722
______________________________________________________________________________
TRIUMPH BANCORP, INC.
(Exact name of Registrant as specified in its Charter)
______________________________________________________________________________

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
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
______________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2020 was approximately $536,944,000.
The number of shares of Registrant’s Common Stock outstanding as of February 9, 2021 was 24,878,009.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2020, are incorporated by reference into Part III of this Report.

i

PART I
ITEM 1. BUSINESS.
Overview
Triumph Bancorp, Inc. (“we”, “Triumph” or the “Company”), is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Through our wholly owned bank subsidiary, TBK Bank, SSB (“TBK Bank”), we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our traditional banking offerings include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include factoring, asset-based lending, and equipment lending products offered nationally and across a variety of industries, with a focus on the transportation industry. Our national lending product lines provide further asset base diversification and include mortgage warehouse, liquid credit, and premium finance offered on a nationwide basis. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2020, we had consolidated total assets of $5.936 billion, total loans held for investment of $4.997 billion, total deposits of $4.717 billion and total stockholders’ equity of $726.8 million.
Our business is conducted through three reportable segments (Banking, Factoring, and Corporate). For the year ended December 31, 2020, our banking segment generated 65% of our total revenue (comprised of interest and noninterest income), our factoring segment generated 34% of our total revenue, and our corporate segment generated 1% of our total revenue. On April 20, 2020, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Premium Finance (“TPF”) and exit our premium finance line of business. The transaction closed on June 30, 2020, and the assets of the Disposal Group, consisting primarily of $84.5 million of premium finance loans, was sold for a gain on sale of $9.8 million. Prior to the sale, the financial condition and results of operations of TPF were included in our Banking reportable segment.
Principal Products and Services
Community Banking
Our community banking products and services include a variety of traditional banking services offered through our bank subsidiary, TBK Bank. These products and services focus on serving the local communities in which we operate and creating full banking relationships with both personal and commercial clients.
TBK Bank operates retail branch networks in three geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, (ii) a western division consisting of thirty-one branches located throughout central and eastern Colorado and two branches in far western Kansas, and (iii) a mountain division consisting of seven branches in southern Colorado and three branches in New Mexico. Through this branch network, we offer our customers a variety of financial products and services that both augment our revenue (fee and interest income) and help us expand and retain our core deposit network, including checking and savings accounts, debit cards, and electronic banking. We also operate one location in Dallas, Texas, in which we maintain our corporate office and operate a branch that is dedicated to deposit gathering activities. During the first half of 2020, we opened a new full-service branch in Dallas, Texas. Our Dallas corporate office also serves as the center for our treasury management operations, which offers full-service commercial banking functionality. Our treasury management operations generate fee income for us, while also enhancing our core deposit portfolio, as we are able to offer our commercial lending clients a full-service banking relationship meeting all of their business needs.
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
Commercial Loans. We offer commercial loans to small-to-mid-sized businesses across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment and business loans for working capital and operational purposes. Also included in commercial loans are our Paycheck Protection Program ("PPP") Loans originated during 2020 as part of the governmental response to the COVID-19 pandemic promulgated under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act").
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
The combination of the commercial finance products we are able to offer our clients in the transportation industry, specifically over the road trucking, when coupled together with our other products and services, such as personal and small business checking, treasury management, insurance brokerage, and fuel cards, position us to provide a complete suite of products and services to this market, ranging from owner-operators to sizable fleets, that we believe is unique in the market in which we operate.
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
Our transportation factoring clients include small owner-operator trucking companies (one-to-four trucks), mid-sized fleets (5-to-50 trucks) and freight broker relationships whereby we manage all carrier payments on behalf of a broker client. Factoring for transportation businesses constituted approximately 90% of our total factoring portfolio at December 31, 2020, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. The features and pricing of our transportation factoring relationships vary by client type. Typically our smaller owner-operator relationships are structured as “non-recourse” relationships (i.e., we retain the credit risk associated with the ability of the account debtor on an invoice we purchase to ultimately make payment) and our larger relationships are structured as “recourse” relationships (i.e., our client agrees to repurchase from us any invoices for which payment is not ultimately received from the account debtor). Our transportation factoring business tends to be stronger in the second half of the year; consistent with trends in over the road trucking.
Our non-transportation factoring business targets small businesses with annual sales between $1 million and $50 million in industries such as manufacturing, distribution, and staffing.

Equipment Loans. We originate equipment loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, may be used in more than one type of business, and generally has broad resale markets. Core markets include transportation, construction, and waste. Our equipment loans are typically fully amortizing, fixed rate loans secured by the underlying collateral with a term of three to five years. Excluding fully guaranteed PPP loans, equipment lending to transportation clients constituted approximately 79% of our total equipment lending portfolio as of December 31, 2020. Equipment loans are reported within commercial loans in the notes to our consolidated financial statements.
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
Triumph Pay. Our TriumphPay platform is a billing and payments solution offered to freight broker and shipper clients. Through our proprietary TriumphPay software, freight brokers and shippers can streamline and automate payments to their carrier networks. Carriers can register on the platform to manage their invoicing and payment options, including the election of “QuickPay” options whereby we offer to purchase their invoice at discount in exchange for payment in advance of the normal payment terms for such invoice. This platform provides both fee income to us and generates additional factored receivables in our loan portfolio. TriumphPay experienced significant growth in the volume of transactions processed through the platform in 2020. For the year ended December 31, 2020, TriumphPay processed 4,394,901 invoices paying 93,648 distinct carriers a total of $4.175 billion. The financial condition and operating results of TriumphPay are currently not material to the consolidated entity; however, that could change should demand for this product continue to accelerate.
Triumph Insurance Group. We provide insurance brokerage services through Triumph Insurance Group, an agency primarily focused on meeting the insurance needs of our commercial finance clients, particularly our factoring clients in the transportation industry and our equipment lending clients.
National Lending
Our national lending products include mortgage warehouse and liquid credit. These national lending products and services are offered on a nationwide basis and provide further asset diversification within our loan portfolio.
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
At December 31, 2020, maximum aggregate outstanding purchases ranged in size from $30 million to $200 million. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.

At December 31, 2020, the Company had 15 mortgage banking company customers with a maximum aggregate exposure of $1.455 billion and an actual aggregate outstanding balance of $1.038 billion. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio (LTV) of 81%, an average credit score of 742 and an average loan size of $256 thousand. These characteristics illustrate the low risk profile of loans purchased under the mortgage warehouse arrangements. To date, we have not experienced a loss on any of our mortgage warehouse loans. Through our commercial banking and treasury management functionality, we are able to offer our mortgage warehouse clients depository relationships focused on the servicing deposits generated in such businesses, further enhancing our core deposit portfolio.
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
Underwriting
In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process including the following:
•understanding of the customer’s financial condition and ability to repay the loan;
•verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•observing appropriate loan to value guidelines for collateral secured loans;
•maintaining our targeted levels of diversification for the loan portfolio, including industry, collateral, geography, and product type; and
•ensuring that each loan is properly documented with perfected liens on collateral.
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
Our transportation payments products (i.e., factoring and TriumphPay) require specialized underwriting processes. For each factoring transaction, in addition to a credit evaluation of our client, we also evaluate the creditworthiness of underlying account debtors, because account debtors represent the substantive underlying credit risk. Transportation factoring also presents the additional challenge of underwriting high volumes of invoices of predominantly low value per invoice and managing credit requests for a large industry pool of account debtors. We facilitate this process through a proprietary web-based “Online Broker Credit” application, which processes invoice purchase approval requests for our clients through an online proprietary scoring model and delivers either preliminary responses for small dollar requests or immediate referral to our servicing personnel for larger dollar requests. We also set and monitor concentration limits for individual account debtors that are tracked across all of our clients (as multiple clients may have outstanding invoices from a particular account debtor). For each broker or shipper client, for whom we will be originating QuickPay transactions, we conduct an in-depth credit evaluation and underwriting process. We facilitate this process by collecting detailed company and financial information, which we analyze to determine credit risk.

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
Ongoing Credit Risk Management
We also perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third-party professional firm perform regular loan reviews to confirm loan classification. We strive to identify potential problem loans early in an effort to seek resolution of these situations before the loans create a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses incurred in the loan portfolio. In general, whenever a particular loan or overall borrower relationship is downgraded to pass-watch or substandard based on one or more standard loan grading factors, our credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.
In addition to our general credit risk management processes, we employ specialized risk management processes and procedures for certain of our commercial finance products, in particular our asset-based lending and transportation payments products. With respect to our asset-based lending relationships, we generally require dominion over the borrower’s cash accounts in order to actively control and manage the cash flows from the conversion of borrowing base collateral into cash and its application to the loan. We also engage in active review and monitoring of the borrowing base collateral itself, including field audits typically conducted on a 90-180 day cycle.
With respect to our factoring operations, we employ a proprietary risk management program whereby each client is assigned a risk score based on measurable criteria. Our risk model is largely geared toward early detection and mitigation of fraud, which we believe represents the most material risk of loss in this asset class. Risk scores are presented on a daily basis through a proprietary software application. These risk scores are then used to assign such client into a particular classification level. The classification level is not a predictor of loss exposure but rather the determinant for monitoring levels and servicing protocols, such as the percentage requirements for collateral review and invoice verification prior to purchase. This scoring and risk allocation methodology helps us to manage and control fraud and credit risk. For our TriumphPay broker and shipper clients, for whom we are originating QuickPay transactions, we conduct quarterly reviews of the company’s financial statements to monitor the financial condition and performance relative to established guidelines and covenants.
COVID-19 and Credit Risk
Refer to the Recent Developments: COVID-19 and the CARES Act section of Management's Discussion and Analysis in Item 7 for disclosure of the impact of COVID-19 on Lending and Credit Risk Management.
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

Deposits
Deposits are our primary source of funds to support our earning assets. We offer depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at our bank subsidiary are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. In addition, required deposit balances associated with our commercial loan arrangements and treasury management relationships maintained by our commercial lending clients provide an additional source of deposits. In our community banking markets, we have a network of 62 deposit-taking branch offices. We also maintain a branch office in Dallas, Texas, dedicated to deposit generation activities.
Competitors
The bank and non-bank financial services industries in our markets and the surrounding areas are highly competitive. We compete with a wide range of regional and national banks located in our market areas as well as non-bank commercial finance and factoring companies on a nationwide basis. We experience competition in both lending and attracting funds from commercial banks, savings associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, non-bank lenders, government agencies and certain other non-financial institutions. With respect to our transportation payments businesses, we also compete with other software providers and financial technology businesses. Many of these competitors have more assets, capital and lending limits, and resources than we do and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.
Supervision and Regulation
Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the FDIC, the Department of Savings and Mortgage Lending (“DSML” formerly the Texas Department of Savings and Mortgage Lending), the Internal Revenue Service (“IRS”), and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.
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

As permitted by the interim final rule issued on March 27, 2020, by the federal banking regulatory agencies, we have elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, "Financial Instruments - Credit Loses (Topic 326): Measurement of Credit Losses on Financial Instruments", which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively, the "transition adjustments") will be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly or on a three year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed.
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
As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2020, the Company’s subsidiary bank exceeded the capital levels required to be deemed “well capitalized.”
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

In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On January 31, 2020, the Federal Reserve Board approved the issuance of a final rule (which became effective October 1, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.
Anti-Tying Restrictions
Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.
Bank Regulation
TBK Bank
TBK Bank is a Texas state savings bank and is subject to various requirements and restrictions under the laws of the United States and Texas and to regulation, supervision and regular examination by the FDIC and the DSML. TBK Bank is required to file reports with the FDIC and the DSML concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The regulators have the power to enforce compliance with applicable banking statutes and regulations. Those regulations include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged on loans and restrictions relating to investments and other activities of TBK Bank.
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
The ability of TBK Bank, as a Texas state savings bank, to pay dividends is restricted under the Texas Finance Code. Pursuant to the Texas Finance Code, a Texas state savings bank may declare and pay a dividend out of current or retained earnings, in cash or additional stock, to the holders of record of the stock outstanding on the date the dividend is declared. However, without the prior approval of the DSML, a cash dividend may not be declared by the board of a Texas state savings bank that the DSML considers to be in an unsafe condition or to have less than zero total retained earnings on the date of the dividend declaration.
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
Capital Adequacy
In addition to the capital rules applicable to both banks and bank holding companies discussed above, under the prompt corrective action regulations, the federal bank regulators are required and authorized to take supervisory actions against undercapitalized banks. For this purpose a bank is placed in one of the following five categories based on the bank’s capital:
•well-capitalized (at least 5% leverage capital, 6.5% common equity Tier 1 risk-based capital, 8% Tier 1 risk-based capital and 10% total risk-based capital);
•adequately capitalized (at least 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital and 8% total risk-based capital);
•undercapitalized (less than 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital and 8% total risk-based capital);
•significantly undercapitalized (less than 3% leverage capital, 3% common equity Tier 1 risk-based capital, 4% Tier 1 risk-based capital and 6% total risk-based capital); and
•critically undercapitalized (less than 2% tangible capital).
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
Privacy
Under the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third-party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.
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
Our bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:
•the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•the rules and regulations of the various governmental agencies charged with the responsibility of implementing these federal laws.
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

Human Capital
Corporate Values
As of December 31, 2020, we had 1,125.5 full-time equivalent employees. We are focused on “Helping People Triumph”. It’s our brand purpose and our core values align with that purpose. We believe that our customers, team members, communities and shareholders benefit from it. As a result, how we do business is as important to us as what is achieved through our efforts. That belief forms the basis of the core values our team members honor. They carry those values into the communities where they live and work.
We are committed to maintaining a work environment where every team member is treated with dignity and respect, free from the threat of discrimination and harassment. As stated in our Board approved Code of Business Conduct & Ethics, we expect these same standards apply to all stakeholders, to our interactions with customers, vendors and independent contractors. TBK expects these values to be applied globally and by those we do business with.
T-R-I-U-M-P-H

•Transparency – Communicate the truth consistently, directly and professionally. Open communication is the foundation of strong relationships.
•Respect – Treat others as you want to be treated. Put the needs of others and the needs of the team before promoting your own agenda.
•Invest For The Future – Do not allow the immediate to crowd out the important. Success that endures is built upon a long-term perspective.
•Unique Is Good – Be aware of following the crowd. Being unique can be difficult, but if it were easy, everyone would do it.
•Mission Is More Than Money – Make everything you’re involved in better. This includes doing good in the areas of greatest need – in your community and around the world.
•People Make The Difference – In any situation the most important criteria for success are the quality of people and quality of their thinking.
•Humility – Model humility in all that you do. Humility is not passivity, as it requires the courage to prefer the needs of others over your own.
We intend our support for these measures to apply broadly to all persons. It is embodied in our company culture, core values and our Code of Business Conduct & Ethics. We have a responsibility to our customers, communities and each other as team members. Our employees, vendors, business partners and our Board of Directors are held to the highest standards of ethics and are responsible for demonstrating behaviors consistent with those high standards and our core values. Compliance with laws, rules and regulations is only the beginning. We encourage our team members to obey the law, both in letter and in spirit, and this forms the foundation on which our ethical standards are built. All of our team members, officers and directors, must respect and obey the laws and regulations of the United States, as well as the cities and states in which we serve our customers. Although not all team members are expected to know the details of all of these laws, it is important to know enough to determine when to seek advice from supervisors, managers or other appropriate resources.
We require team members to annually complete training on our code of business conduct and ethics certifying that they have read and understand our policies and principles.
Labor Practices
We are proud to be an Equal Opportunity Employer and enforce those values throughout all of our operations. We prohibit discrimination in hiring or advancement against any individual on the basis of race, color, religion, gender, sex, national origin, age, marital status, pregnancy, physical or mental disability, genetics, veteran status, sexual orientation, or any other characteristic protected by applicable law.

We strive to ensure our team members have access to working conditions that provide a safe and healthy environment, free from work-related injuries and illnesses. Our locations employ badges and keypads to enter or to enter restricted areas of locations that have a public presence. Triumph also employs a security team, to track and remediate vulnerabilities in our physical, transactional, and team member security. We encourage team members to raise concerns about actual or suspected misconduct. Triumph provides comprehensive medical, dental, and vision plans, health savings accounts, paid time off and sick time, long-term disability, term life, dependent life, AD&D insurance, childcare and dependent care programs, flexible spending accounts, FMLA, and employee assistance and wellness programs. We are committed to providing our team members with certain rights and freedoms, such as good working conditions, open communication, reasonable job security, personal growth opportunities, training and education, and communication of job expectations
Diversity and Inclusion
The diversity of the Company’s team members is a tremendous asset. Based on current census data and team member demographics, females represent 65% of the company’s population compared to a 50% female representation in the related communities in which our businesses reside. As for minority representation across the company, we are a mirror image with the relevant surrounding communities at approximately 34%. We are firmly committed to providing equal employment and advancement opportunities to all qualified individuals and will not tolerate any illegal discrimination or harassment of any kind. Team members are encouraged to immediately report any improper discrimination or harassment to the appropriate supervisor and human resources.
In August of 2020 the CEO directed the formation of the CEO’s Council on Diversity & Inclusion (“The Council”) at TBK. The Council consists of a diverse group of team members (51% females and 49% males and a variety of experiences, races, and ethnicities), from all levels of the organization, focused on our workforce, workplace, community and suppliers, and is responsible for connecting our diversity and inclusion activities with our broader business strategies. The company created a Leader of Diversity & Inclusion position to provide direction and leadership as we build processes, initiatives and special programs aimed at diversity and inclusion.
We are proud of our Board diversity. Our Board of Directors consists of 10 members. 50% are women or minorities and 30% are women. 90% of board members are independent. We also strive for diversity in our management structure. The percentage of women and minorities on our senior management team are as follows: VP and above – 37.7% are female / 13.7% are minorities, SVP and above – 23.3% are female / 7.9% are minorities.
Employee Recruitment, Development and Retention
We strive to recruit top talent from both educational institutions and the broader industry. We support team members should they wish to continue their education in subjects and fields that are directly related to our operations, activities and objectives. We encourage our team members to pursue educational opportunities that will help improve job performance and professional development. To further this goal, we reimburse tuition and certain fees for satisfactory completion of approved educational courses and certain certifications. Included are college credit courses at accredited colleges and universities, continuing education courses and certification exams. To be eligible for reimbursement, the Company must approve all courses and certification(s) prior to enrollment.
We employ Gallup Engagement Surveys to gauge employee satisfaction and solicit feedback from team members on ways management can improve the working environment and development of team members. Management has specific goals developed through these surveys and is incentivized to constantly improve the work environment and team member satisfaction and retention.
We are led by an experienced core management team with substantial experience in the markets that we serve and the financial products that we offer. Our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. We believe that the work environment described above contributes to employee satisfaction and retention; however, we have succession plans in place for key personnel.
For the year ended December 31, 2020, salaries and employee benefits expense was $127.0 million compared to $112.9 million during the same period a year ago. Expenses related to education, training, recruiting and placement are recorded in other noninterest expense. Expense related to education and training was $0.4 million for the years ended December 31, 2020 and 2019. Recruiting and placement expense for the year ended December 31, 2020 was $0.4 million compared to $1.0 million during the same period a year ago. The reduction in this expense was primarily driven by the impact of COVID-19 on our recruiting and placement efforts.

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
Summary
Our risk factors can be broadly summarized by the following categories:
•Economic Risks
•Credit and Interest Rate Risks
•Strategic Risks
•Transportation Concentration Risks
•Operational Risks
•Risks Relating to the Regulation of Our Industry
•Risks Relating to the Company’s Common Stock
•General Risks
While not an exhaustive list, our risk factors are generally designed to address the following factors:
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
•risks related to TriumphPay and the associated growth in such product line;
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
The foregoing factors should not be construed as exhaustive. This summary of risk factors should be read in conjunction with the more detailed risk factors below.
Economic Risks
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus. The passage of the CARES Act and the recent rollout of vaccinations for the virus may help reduce the spread of the outbreak and related economic impact; however, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The outbreak has adversely impacted, and is likely to further adversely impact, our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:
•credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, healthcare and senior care, energy, retail and restaurant industries, but across other industries as well;
•increased bankruptcies being experienced by the carrier, freight broker and shipper clients serviced by our factoring and TriumphPay operations;
•declines in collateral values;
•third-party disruptions, including outages at network providers and other suppliers;

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
The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, the rollout and effectiveness of vaccination programs for the virus, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described herein.
As a business operating in the bank and non-bank financial services industries, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
As a business operating in the bank and non-bank financial services industries, our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending and deposit services could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal and state governments (including possible ratings downgrades) and future tax rates (or other amendments to the Internal Revenue Code of 1986, as amended (the “Code”) or to state tax laws) is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the COVID-19 pandemic, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak national economic conditions are characterized by deflation, changes in unemployment, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, and our ability to retain or grow our deposit base could be hindered by higher market interest rates in the future. All of these factors may be detrimental to our business and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have an adverse effect on our business, financial condition and results of operations.
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

Credit and Interest Rate Risks
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
We may be adversely impacted by the transition from LIBOR as a reference rate
In 2017, the United Kingdom’s Financial Conduct Authority (the "FCA") announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). Subsequently in November 2020 the FCA proposed end dates immediately following the December 31, 2021 publication for the one week and two month LIBOR settings, and the June 30, 2023 publication for other LIBOR tenors.
These announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after December 31, 2021 or June 30, 2023, as applicable. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.
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
At December 31, 2020, we had a total of approximately $68.5 million of nonperforming assets or approximately 1.15% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.
Our Allowance for Credit Loss ("ACL") may prove to be insufficient to absorb life-time losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
Under the current expected credit loss model, the allowance for credit losses on loans is a valuation allowance estimated at each balance sheet date in accordance with US GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. We estimate the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. Expected credit losses are reflected in the allowance for credit losses through a charge to credit loss expense. When we deem all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. We apply judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

We measure expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, we use a discounted cash flow (“DCF”) method or a loss-rate method to estimate expected credit losses. Our methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Our methodologies revert back to historical loss information on a straight-line basis over eight quarters when it can no longer develop reasonable and supportable forecasts.
Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
As of December 31, 2020, our ACL as a percentage of total loans was 1.92% and as a percentage of total nonperforming loans was 164.98%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ACL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.
To the extent we engage in derivative transactions, we are exposed to credit and market risk, which could adversely affect our profitability and financial condition.
We manage interest rate risk by, among other things, utilizing derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Through these activities, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expect when we enter into the derivative transaction. The existence of credit and market risk associated with any derivative instruments we enter into could adversely affect our net interest income and, therefore, could have an adverse effect on our business, financial condition and results of operations.
Strategic Risks
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
Our TriumphPay business, a software payments solution that links freight broker and shipper clients with carriers in the transportation industry, has experienced significant year over year growth. Annual payments processed through the platform were $328.4 million for the fiscal year ended December 31, 2018, $975.1 million for the fiscal year ended December 31, 2019, and $4.175 billion for the fiscal year ended December 31, 2020. Growth of our TriumphPay platform is a key strategic focus for the Company and we anticipate that growth in this product will continue during this and future fiscal years. Such growth in the volume of transactions being processed through this platform may expose us to operational and other risks, as this software platform consists of newly developed technology that is subject to continuous and ongoing innovation and improvement. Should such software fail to operate as designed, the transactions scheduled to be processed through the system may not be consummated as intended and we may be exposed to financial and reputational risks. We are also subject to risks that competitors may develop, or continue to develop existing, technologies that compete with us. Such competitive products may be deemed by our current or potential future clients to be superior to our TriumphPay product, and such competitive products may improve and innovate faster than we are able to improve and innovate TriumphPay, in which event we may be subject to reduced adoption of TriumphPay going forward, as well as the loss of existing clients on the platform.
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
In addition, our acquisition activities could be material to our business and involve a number of risks, including the following:
•incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•using inaccurate estimates and judgments to evaluate credit, operations, management, tax and market risks with respect to the target institution or assets;
•exposure to potential asset quality issues of the target company;
•intense competition from other banking organizations and other acquirers for acquisitions;
•potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;
•inability to realize the expected revenue increases, cost savings, increases in geographic or product presence and other projected benefits of the acquisition;
•the time and expense required to integrate the operations and personnel of the combined businesses;
•experiencing higher operating expenses relative to operating income from the new operations;
•creating an adverse short-term effect on our results of operations;
•losing key employees and customers;
•significant problems relating to the conversion of the financial and customer data of the entity;
•integration of acquired customers into our financial and customer product systems;
•potential changes in banking or tax laws or regulations that may affect the target company; or
•risks of impairment to goodwill or other than temporary impairment of investment securities.
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
We have grown historically through multiple acquisitions. On October 15, 2013, we acquired National Bancshares, Inc. and its banking subsidiary, THE National Bank, N.A., which represented a significant portion of our total operations immediately following such acquisition. On August 1, 2016, we completed our acquisition of ColoEast Bankshares, Inc. and its wholly owned subsidiary bank, Colorado East Bank & Trust. In 2017, we acquired nine branches in Colorado from Independent Bank Group, Inc.’s banking subsidiary, Independent Bank, on October 6, 2017, and we acquired Valley Bancorp, Inc. and its subsidiary bank, Valley Bank & Trust, effective December 9, 2017. In 2018, we acquired substantially all of the operating assets of, and assumed certain liabilities associated with, Interstate Capital Corporation’s accounts receivable factoring business and other related financial services on June 2, 2018, and we acquired First Bancorp of Durango, Inc. and its two community banking subsidiaries, The First National Bank of Durango and Bank of New Mexico, and Southern Colorado Corp. (“SCC”) and its community banking subsidiary, Citizens Bank of Pagosa Springs, effective September 8, 2018. On July 8, 2020, we acquired the transportation factoring assets of Transport Financial Solutions ("TFS"), a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"). In addition, we may engage in acquisitions in the future. Our previous acquisitions may make it more difficult for investors to evaluate historical trends in our financial results and operating performance, as the impact of such acquisitions make it more difficult to identify organic trends that would be reflected absent such acquisitions. Consequently, predictions and forecasts about our future revenue and expense may be impacted by future acquisitions, the terms of such acquisitions, and the specific attributes of the acquired companies, each of which are subject to factors outside of our control and which may vary materially depending on any future acquisition targets ultimately pursued. Thus, any predictions or forecasts about our future operations may not be as accurate as they would be if we were to grow purely on an organic basis.

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
Our ability to compete successfully will depend on a number of factors, including, among other things:
•our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;
•the scope, relevance and pricing of products and services that we offer;
•customer satisfaction with our products and services;
•industry and general economic trends; and
•our ability to keep pace with technological advances and to invest in new technology.
Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have an adverse effect on our business, financial condition and results of operations.
Transportation Concentration Risks
A substantial portion of our business is concentrated in the transportation industry and economic conditions or other factors negatively impacting the transportation industry could adversely affect our business and operations.
A substantial portion of our revenues are derived from the transportation industry, including our transportation factoring business, our TriumphPay operations, and our equipment finance lending focusing on the transportation sector. Given the concentration of such businesses in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our revenues, expose us to an increased risk of fraud or credit loss, or otherwise negatively impact our business. For example, reductions in economic activity reducing the volume of goods in commerce, changes in the spot rate market for transportation, and other factors impacting carriers in the over the road transportation business, such as the cost of insurance, may influence both the size of invoices we are able to purchase in our transportation business (both in traditional factoring as well as Quick Pay transactions being originated through TriumphPay) as well as the number of carriers engaged in this business and their utilization of available capacity. Negative trends in such items will directly correlate with a reduction in our net funds employed from transportation factored receivables and with reduced revenues from our factoring and TriumphPay operations. In addition, as negative factors in the transportation industry induce more financial stress on our clients in such businesses, we may experience an increased number of defaults in our equipment finance and other loans focused on this industry, as well as an increased risk of fraud, particularly in our factoring operations. For the year ended December 31, 2020, we estimate that approximately 40% percent of our revenues were derived from the transportation industry, and as of December 31, 2020, 90% of our period end factored receivables portfolio consisted of invoices purchased from transportation clients. Growth of our businesses focused on the transportation industry, in particular our transportation factoring and TriumphPay operations, are a key strategic focus for the Company. The occurrence of any of such events as described above resulting from factors negatively impacting the transportation industry may have an adverse effect on our strategic plans, business, financial condition and results of operations.

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
Operational Risks
System failure or cyber security breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.
Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyberattacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in its computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.
Cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties, or other security breaches, and could result in the destruction or exfiltration of data and systems. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.
Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of our systems, business applications and customer information, such disruptions may still give rise to interruptions in service to customers and loss or liability to us, including loss of customer data. Like other financial services firms, we and our third-party providers continue to be the subject of cyberattacks. Although we have not experienced any material losses or other material consequences related to cyberattacks to date, future cyberattacks could be more disruptive and damaging, and we may not be able to anticipate or prevent all such attacks. Further, cyberattacks may not be detected in a timely manner.

Cyberattacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. In the event of cyberattacks impacting our transportation payments business (i.e., factoring and TriumphPay), such attacks may result in payment diversions or other events that could cause us financial loss, which could be material given the payment volumes of such businesses. Furthermore, the public perception that a cyberattack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom it does business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of its confidential information, intellectual property, funds, and/or those of its customers; or damage to our, our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.
The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.
At December 31, 2020, the amount of OREO we held totaled $1.4 million. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate, likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have a material adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.
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

As of December 31, 2020, approximately $1.082 billion, or 22.9%, of our deposits consisted of interest-bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are a relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.
Prior to 2020, our loan portfolio grew at a faster rate than our ability to organically grow transactional deposits in our community banking markets, and we offset that trend in part through acquiring additional banks with excess liquidity. We have recently been more selective with regard to loan growth and expanded our efforts to grow transactional deposits organically. If rapid loan growth were to resume and we are unable to successfully grow transactional deposits organically or through mergers and acquisitions we will likely be required to rely on higher cost sources of funding, such as certificates of deposit, to fund continued loan growth, which could have an adverse effect on our business, financial condition and results of operations.
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
We currently hold investments in certain CLO subordinated notes or preference shares or other CLO securities, and may continue to make such investments in the future. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of CLOs could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral. As of December 31, 2020, we had investments with a net carrying amount of $5.9 million in the subordinated notes of three CLOs.
In addition, we have historically, and may in the future, invest in the subordinated notes or preference shares of CLO warehouse financing structures. Such investments will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the subordinate note or preference share investors in such CLO warehouse would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all. We did not hold any CLO warehouse investments as of December 31, 2020.
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
The Federal Reserve, the FDIC, and the DSML periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. In addition, our asset management business is subject to inspection and examination by the SEC. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.
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
Generally, any acquisition of target financial institutions, banking centers or other banking assets by us will require approval by and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve and the FDIC, as well as state banking regulators. In acting on applications, federal banking regulators consider, among other factors:
•the effect of the acquisition on competition;
•the financial condition, liquidity, results of operations, capital levels and future prospects of the applicant and the bank(s) involved;
•the quantity and complexity of previously consummated acquisitions;
•the managerial resources of the applicant and the bank(s) involved;
•the convenience and needs of the community, including the record of performance under the Community Reinvestment Act of 1977;
•the effectiveness of the applicant in combating money-laundering activities;

•the applicant’s regulatory compliance record; and
•the extent to which the acquisition would result in greater or more concentrated risks to the stability of the United States banking or financial system.
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
The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2020, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.
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
The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:
•actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•changes in economic or business conditions;

•the effects of and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•publication of research reports about us, our competitors or the bank and non-bank financial services industries generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
•operating and stock price performance of companies that investors deem comparable to us;
•future issuances of our common stock or other securities;
•additions or departures of key personnel;
•proposed or adopted changes in laws, regulations or policies affecting us;
•perceptions in the marketplace regarding our competitors and/or us;
•changes in accounting principles, policies and guidelines;
•rapidly changing technology;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the bank and non-bank financial services industries.
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
The holders of our indebtedness and preferred stock have rights that are senior to those of our common stockholders.
As of December 31, 2020, we had $87.5 million outstanding in subordinated notes issued by our holding company and $40.1 million outstanding in junior subordinated debentures that are held by statutory trusts which issued trust preferred securities to investors. Our subordinated notes and junior subordinated debentures are senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. We must be current on interest and principal payments on our indebtedness before any dividends can be paid on our preferred stock or our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common stockholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our preferred stock or common stock.
At December 31, 2020 we had issued and outstanding 45,000 shares of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, with an aggregate liquidation preference of $5 million (the “Series C Preferred Stock”), which is held by investors in through 1,800,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series C Preferred Stock. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.

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
We have not historically declared or paid any cash dividends on our common stock since inception. Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the board of directors. Furthermore, consistent with our business plans, growth initiatives, capital availability, projected liquidity needs and other factors, we have made and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our common stockholders. We are also restricted from paying dividends on our common stock if we do not pay dividends on our Series C Preferred Stock for the same dividend period or if we are in deferral with respect to interest payments on our junior subordinated debentures (and the related trust preferred securities).
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
Certain provisions of our articles of incorporation and bylaws and corporate and federal banking laws and regulations could delay, defer or prevent a third-party from acquiring control of our organization or conducting a proxy contest, even if those events were perceived by many of our stockholders as beneficial to their interests. These provisions, laws and regulations applicable to us:
•enable our board of directors to issue additional shares of authorized but unissued capital stock;
•enable our board of directors to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors;
•enable our board of directors to increase the size of our board of directors and fill the vacancies created by the increase;
•do not provide for cumulative voting in the election of directors;
•enable our board of directors to amend our bylaws without stockholder approval;
•do not allow for the removal of directors without cause;
•limit the right of stockholders to call a special meeting;
•do not allow stockholder action by less than unanimous written consent;
•require the affirmative vote of two-thirds of the outstanding shares of common stock to approve all amendments to our charter and approve mergers and similar transactions;
•require advance notice for director nominations and other stockholder proposals; and
•require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our stockholders might otherwise receive a premium over the market price of our shares.
General Risks
The fair value of our investment securities can fluctuate due to factors outside of our control and impairment of investment securities could require charges to earnings, which could result in a negative impact on our results of operations.
As of December 31, 2020, the fair value of our investment securities portfolio was approximately $236.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.
An available for sale ("AFS") investment security is considered impaired when it experiences a decline in fair value below its amortized cost basis. At each measurement date, we determine how much of the decline in fair value below amortized cost basis is due to credit-related factors and how much of the decline is due to noncredit-related factors. Credit-related impairment is recognized as an allowance on our balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes.
Whether we establish an allowance for credit losses on an AFS investment security depends on whether we expect to realize the total value of the security by collecting the contractual cash flows. The process for determining whether or not an AFS investment security’s decline in fair value below its amortized cost basis is credit-related considers the extent to which the fair value is less than the amortized cost basis, any adverse conditions specifically related to the investment security (including changes to its industry and geographic area), the payment structure of the investment security, failure of the issuer of the investment security to make scheduled payments of principal and interest, and any changes to the rating of the investment security by a rating agency.
Impairment of goodwill, other intangible assets or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2020, we had goodwill of $163.2 million, representing approximately 22% of total equity.
The Company's intangible assets primarily relate to core deposits and customer relationships. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. A triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2020, we had intangible assets of $26.7 million, representing approximately 4% of total equity.

In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2020 all but $0.3 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2020, net deferred tax assets were approximately $6.4 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.
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

We are party to a declaratory judgment action in the United States Federal District Court for the Southern District of Florida seeking a ruling that the United States Postal Service (“USPS”) is obligated make payment to us with respect to invoices totaling approximately $19.6 million that it separately paid to our customer, a vendor to the USPS who hauls mail pursuant to contracts it has with such entity, in violation of notices provided to the USPS that such payments were to be made directly to us (the “Misdirected Payments”). Although we believe we have valid claims that the USPS is obligated to make payment on such receivable and that the USPS will have the capacity to make such payment, the issues in this litigation are novel issues of law that have little to no precedent and there can be no assurances that a court will agree with our interpretation of the law on these matters. If a court were to rule against us in this litigation, our only recourse would be against our customer, who failed to remit the Misdirected Payments to us as required when received, and who may not have capacity to make such payment to us. Consequently, we could incur losses up to the full amount of the Misdirected Payments in such event, which could be material to our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.
As of December 31, 2020, TBK Bank operates ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois and eight branches throughout northern and central Illinois in our Midwest division, seven branches in Colorado and three branches in New Mexico in our Mountain Division, thirty-one branches in Colorado and two branches in western Kansas in our Western division, and two locations in Dallas, Texas, one in which we maintain our corporate office facility and a branch office dedicated to deposit gathering activities and one full-service branch. We lease ten of these offices and own the remaining fifty-three. Our owned offices are freestanding permanent facilities and the leased offices are part of larger retail facilities. Most of TBK Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities.
Triumph Business Capital operates from a leased facility within a larger business park located in Coppell, Texas as well as leased facilities in El Paso, Texas, Chicago, Illinois, and San Diego, California.
ITEM 3. LEGAL PROCEEDINGS.
From time to time we are a party to various litigation matters incidental to the conduct of our business. Except as set forth below, we are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
We are party to a declaratory judgment action in the United States Federal District Court for the Southern District of Florida seeking a ruling that the United States Postal Service (“USPS”) is obligated make payment to us with respect to invoices totaling approximately $19.6 million that it separately paid to our customer, a vendor to the USPS who hauls mail pursuant to contracts it has with such entity, in violation of notices provided to the USPS that such payments were to be made directly to us (the “Misdirected Payments”). Although we believe we have valid claims that the USPS is obligated to make payment on such receivable and that the USPS will have the capacity to make such payment, the issues in this litigation are novel issues of law that have little to no precedent and there can be no assurances that a court will agree with our interpretation of the law on these matters. If a court were to rule against us in this litigation, our only recourse would be against our customer, who failed to remit the Misdirected Payments to us as required when received, and who may not have capacity to make such payment to us. Consequently, we could incur losses up to the full amount of the Misdirected Payments in such event, which could be material to our business, financial condition and results of operations.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Common Equity Holders
Our common stock is listed on the NASDAQ Global Select Market under the symbol “TBK.” At February 9, 2021, there were 24,878,009 shares outstanding and 351 stockholders of record for the Company’s common stock.
Dividends
We have not historically declared or paid cash dividends on our common stock since inception and we do not intend to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:
•our historic and projected financial condition, liquidity and results of operations;
•our capital levels and needs;
•tax considerations;
•any acquisitions or potential acquisitions that we may examine;
•statutory and regulatory prohibitions and other limitations;
•the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends;
•general economic conditions; and
•other factors deemed relevant by our board of directors.
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

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2015 through December 31, 2020, with the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes an initial investment of $100 in the Company’s common stock, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Triumph Bancorp, Inc
Nasdaq Global Select Market Index
Nasdaq Bank Index

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Triumph Bancorp, Inc.	$100.00	$158.48	$190.91	$180.00	$230.42	$294.24
Nasdaq Global Select Market Index	100.00	107.59	138.18	133.10	180.49	258.17
Nasdaq Bank Index	100.00	135.02	139.77	114.74	139.10	124.31
Recent sales of unregistered equity securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.

ITEM 6. SELECTED FINANCIAL DATA.
Certain historical consolidated financial data as of and for each of the years in the five year period ended December 31, 2020 is derived from our audited historical consolidated financial statements. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Income Statement Data:
Interest income	$322,115	$311,153	$262,976	$177,224	$124,492
Interest expense	37,387	55,250	35,926	21,540	12,134
Net interest income	284,728	255,903	227,050	155,684	112,358
Credit loss expense(5)	38,329	7,942	16,167	11,628	6,693
Net interest income after provision	246,399	247,961	210,883	144,056	105,665
Gain on sale of subsidiary or division	9,758	—	1,071	20,860	—
Other noninterest income	50,627	31,569	21,899	19,796	20,956
Noninterest income	60,385	31,569	22,970	40,656	20,956
Noninterest expense	222,074	204,084	167,353	123,614	93,112
Net income before income taxes	84,710	75,446	66,500	61,098	33,509
Income tax expense	20,686	16,902	14,792	24,878	12,809
Net income	64,024	58,544	51,708	36,220	20,700
Dividends on preferred stock	(1,701)	—	(578)	(774)	(887)
Net income available to common stockholders	$62,323	$58,544	$51,130	$35,446	$19,813

Balance Sheet Data:
Total assets	$5,935,791	$5,060,297	$4,559,779	$3,499,033	$2,641,067
Cash and cash equivalents	314,393	197,880	234,939	134,129	114,514
Investment securities	236,055	262,674	349,954	264,166	304,381
Loans held for sale	24,546	2,735	2,106	—	—
Loans held for investment, net	4,901,037	4,165,420	3,581,073	2,792,108	2,012,219
Total liabilities	5,209,010	4,423,707	3,923,172	3,107,335	2,351,722
Noninterest-bearing deposits	1,352,785	809,696	724,527	564,225	363,351
Interest-bearing deposits	3,363,815	2,980,210	2,725,822	2,057,123	1,652,434
FHLB advances	105,000	430,000	330,000	365,000	230,000
Paycheck Protection Program Liquidity Facility	191,860	—	—	—	—
Subordinated notes	87,509	87,327	48,929	48,828	48,734
Junior subordinated debentures	40,072	39,566	39,083	38,623	32,740
Total stockholders’ equity	726,781	636,590	636,607	391,698	289,345
Preferred stockholders' equity	45,000	—	—	9,658	9,746
Common stockholders' equity (1)	681,781	636,590	636,607	382,040	279,599

	As of and for the years ended December 31,
	2020	2019	2018	2017	2016
Per Share Data:
Basic earnings per common share	$2.56	$2.26	$2.06	$1.85	$1.11
Diluted earnings per common share	$2.53	$2.25	$2.03	$1.81	$1.10
Book value per share	$27.42	$25.50	$23.62	$18.35	$15.47
Tangible book value per share (1)	$19.78	$17.88	$16.22	$15.29	$12.89
Shares outstanding end of period	24,868,218	24,964,961	26,949,936	20,820,445	18,078,247
Weighted average shares outstanding - basic	24,387,932	25,941,395	24,791,448	19,133,745	17,856,828
Weighted average shares outstanding - diluted	24,615,816	26,060,005	25,480,513	20,000,288	18,053,531

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$2.26	$2.25	$2.21	$1.37	$1.17
Adjusted weighted average shares outstanding - diluted	24,615,816	26,060,005	25,480,513	20,000,288	18,729,882

Performance ratios:
Return on average assets	1.18%	1.23%	1.33%	1.27%	1.00%
Return on average total equity	9.67%	9.04%	9.24%	10.66%	7.33%
Return on average common equity	9.77%	9.04%	9.27%	10.73%	7.29%
Return on average tangible common equity (1)	13.92%	12.93%	11.90%	12.50%	8.37%
Yield on loans(2)	7.00%	7.75%	8.07%	7.55%	7.71%
Cost of interest -bearing deposits	0.93%	1.40%	1.02%	0.78%	0.70%
Cost of total deposits	0.67%	1.12%	0.80%	0.62%	0.59%
Cost of total funds	0.80%	1.36%	1.09%	0.86%	0.68%
Net interest margin(2)	5.71%	5.92%	6.35%	5.92%	5.91%
Efficiency ratio	64.35%	70.99%	66.94%	62.96%	69.84%
Adjusted efficiency ratio (1)	65.97%	70.99%	64.43%	66.55%	68.63%
Net noninterest expense to average assets	2.98%	3.61%	3.70%	2.92%	3.47%
Adjusted net noninterest expense to average total assets (1)	3.14%	3.61%	3.55%	3.41%	3.39%

Asset Quality ratios(3):
Past due to total loans(4)	3.22%	1.74%	2.41%	2.33%	3.61%
Nonperforming loans to total loans	1.16%	0.97%	1.00%	1.38%	2.23%
Nonperforming assets to total assets	1.15%	0.87%	0.84%	1.39%	1.98%
ACL to nonperforming loans(5)	164.98%	71.63%	76.47%	48.41%	34.00%
ACL to total loans(5)	1.92%	0.69%	0.76%	0.67%	0.76%
Net charge-offs to average loans	0.10%	0.17%	0.23%	0.28%	0.25%

Capital ratios:
Tier 1 capital to average assets	10.80%	10.03%	11.08%	11.80%	10.85%
Tier 1 capital to risk-weighted assets	10.60%	10.29%	11.49%	11.15%	11.85%
Common equity Tier 1 capital to risk-weighted assets	9.05%	9.46%	10.55%	9.70%	10.18%
Total capital to risk-weighted assets	13.03%	12.76%	13.35%	13.21%	14.60%
Total stockholders' equity to total assets	12.24%	12.58%	13.96%	11.19%	10.96%
Tangible common stockholders' equity ratio (1)	8.56%	9.16%	10.03%	9.26%	8.98%
(1)The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The non-GAAP measures used by the Company include the following:
•“Common stockholders’ equity” is defined as total stockholders’ equity at end of period less the liquidation preference value of the preferred stock.

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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	For the years ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Loan discount accretion	$10,711	$5,568	$8,296	$7,071	$7,363
(3)Asset quality ratios exclude loans held for sale
(4)Beginning December 31, 2019, the past due ratio has been revised to exclude nonaccrual loans with contractual payments less than 30 days past due.
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

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Total stockholders' equity	$726,781	$636,590	$636,607	$391,698	$289,345
Preferred stock liquidation preference	(45,000)	—	—	(9,658)	(9,746)
Total common stockholders' equity	681,781	636,590	636,607	382,040	279,599
Goodwill and other intangibles	(189,922)	(190,286)	(199,417)	(63,778)	(46,531)
Tangible common stockholders' equity	$491,859	$446,304	$437,190	$318,262	$233,068
Common shares outstanding	24,868,218	24,964,961	26,949,936	20,820,445	18,078,247
Tangible book value per share	$19.78	$17.88	$16.22	$15.29	$12.89

Total assets at end of period	$5,935,791	$5,060,297	$4,559,779	$3,499,033	$2,641,067
Goodwill and other intangibles	(189,922)	(190,286)	(199,417)	(63,778)	(46,531)
Adjusted total assets at period end	5,745,869	4,870,011	4,360,362	3,435,255	2,594,536
Tangible common stockholders' equity ratio	8.56%	9.16%	10.03%	9.26%	8.98%

Net income available to common stockholders	$62,323	$58,544	$51,130	$35,446	$19,813
Gain on sale of subsidiary or division	(9,758)	—	(1,071)	(20,860)	—
Transaction related costs	827	—	6,965	2,013	1,618
Incremental bonus related to transaction	—	—	—	4,814	—
Tax effect of adjustments	2,254	—	(1,401)	5,153	(251)
Adjusted net income available to common stockholders	$55,646	$58,544	$55,623	$26,566	$21,180
Dilutive effect of convertible preferred stock	—	—	578	774	783
Adjusted net income available to common stockholders - diluted	$55,646	$58,544	$56,201	$27,340	$21,963

Weighted average shares outstanding - diluted	24,615,816	26,060,005	25,480,513	20,000,288	18,053,531
Adjusted effects of assumed Preferred Stock conversion	—	—	—	—	676,351
Adjusted weighted average shares outstanding - diluted	24,615,816	26,060,005	25,480,513	20,000,288	18,729,882
Adjusted diluted earnings per common share	$2.26	$2.25	$2.21	$1.37	$1.17

Average total stockholders' equity	$661,942	$647,726	$559,450	$339,911	$282,416
Average preferred stock liquidation preference	(24,099)	—	(7,885)	(9,687)	(10,580)
Average total common stockholders' equity	637,843	647,726	551,565	330,224	271,836
Average goodwill and other intangibles	(190,088)	(194,905)	(121,820)	(46,663)	(35,176)
Average tangible common equity	$447,755	$452,821	$429,745	$283,561	$236,660

Net income available to common stockholders	$62,323	$58,544	$51,130	$35,446	$19,813
Average tangible common equity	447,755	452,821	429,745	283,561	236,660
Return on average tangible common equity	13.92%	12.93%	11.90%	12.50%	8.37%

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Adjusted efficiency ratio:
Net interest income	$284,728	$255,903	$227,050	$155,684	$112,358
Noninterest income	60,385	31,569	22,970	40,656	20,956
Operating revenue	345,113	287,472	250,020	196,340	133,314
Gain on sale of subsidiary or division	(9,758)	—	(1,071)	(20,860)	—
Adjusted operating revenue	$335,355	$287,472	$248,949	$175,480	$133,314

Noninterest expenses	$222,074	$204,084	$167,353	$123,614	$93,112
Transaction related costs	(827)	—	(6,965)	(2,013)	(1,618)
Incremental bonus related to transaction	—	—	—	(4,814)	—
Adjusted noninterest expenses	$221,247	$204,084	$160,388	$116,787	$91,494
Adjusted efficiency ratio	65.97%	70.99%	64.43%	66.55%	68.63%

Adjusted net noninterest expense to average assets ratio:
Noninterest expenses	$222,074	$204,084	$167,353	$123,614	$93,112
Transaction related costs	(827)	—	(6,965)	(2,013)	(1,618)
Incremental bonus related to transaction	—	—	—	(4,814)	—
Adjusted noninterest expense	221,247	204,084	160,388	116,787	91,494
Noninterest income	60,385	31,569	22,970	40,656	20,956
Gain on sale of subsidiary or division	(9,758)	—	(1,071)	(20,860)	—
Adjusted noninterest income	50,627	31,569	21,899	19,796	20,956
Adjusted net noninterest expenses	$170,620	$172,515	$138,489	$96,991	$70,538
Average total assets	$5,426,469	$4,773,652	$3,900,728	$2,844,916	$2,079,756
Adjusted net noninterest expense to average assets ratio	3.14%	3.61%	3.55%	3.41%	3.39%

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
•risks related to TriumphPay and the associated growth in such product line;
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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our traditional banking offerings include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include factoring, asset-based lending, and equipment lending products offered on a nationwide basis. Our national lending product lines provide further asset base diversification and include mortgage warehouse and liquid credit offered on a nationwide basis. As of December 31, 2020, we had consolidated total assets of $5.936 billion, gross loans held for investment of $4.997 billion, total deposits of $4.717 billion and total stockholders’ equity of $726.8 million

A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio. These products include our factoring services and equipment finance products, provided principally in the transportation sector, and our asset-based lending products. Year to date, our aggregate outstanding balances for these products has increased $623.9 million, or 49.9%, to $1.874 billion as of December 31, 2020, due to increases in our equipment lending and factored receivables products. The increase in factored receivables reflects the acquired transportation factoring assets of Transport Financial Solutions detailed in a later discussion. Excluding the acquired transportation factoring assets our aggregate outstanding balances for these products has increased $516.4 million or 41.3%. The following table sets forth our commercial finance product lines:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Commercial finance
Commercial - Equipment	$573,163	$461,555
Commercial - Asset-based lending	180,488	168,955
Factored receivables	1,120,770	619,986
Total commercial finance loans	$1,874,421	$1,250,496
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

(Dollars in thousands)	December 31, 2020	December 31, 2019
National lending
Mortgage warehouse	$1,037,574	$667,988
Commercial - Liquid credit	184,027	81,353
Commercial - Premium finance	—	101,015
Total national lending loans	$1,221,601	$850,356
On April 20, 2020, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Premium Finance (“TPF”) and exit our premium finance line of business. The transaction closed on June 30, 2020, and the assets of the Disposal Group, consisting primarily of $84.5 million of premium finance loans, was sold for a gain on sale of $9.8 million. For further information regarding this transaction, see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. We have determined our reportable segments are Banking, Factoring, and Corporate. For the year ended December 31, 2020, our Banking segment generated 65% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 34% of our total revenue, and our Corporate segment generated 1% of our total revenue.
2020 Overview
Net income available to common stockholders for the year ended December 31, 2020 was $62.3 million, or $2.53 per diluted share, compared to net income available to common stockholders for the year ended December 31, 2019 of $58.5 million, or $2.25 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $55.6 million, or $2.26 per diluted share, for the year ended December 31, 2020. There were no merger and acquisition related activities during the year ended December 31, 2019. For the year ended December 31, 2020, our return on average common equity was 9.77% and our return on average assets was 1.18%.

At December 31, 2020, we had total assets of $5.936 billion, including gross loans held for investment of $4.997 billion, compared to $5.060 billion of total assets and $4.195 billion of gross loans held for investment at December 31, 2019. Gross loan growth totaled $802.3 million during the year ended December 31, 2020. Excluding the sale of premium finance loans and acquired transportation factoring assets, organic loan growth totaled $795.8 million, or 19.4%, $189.9 million of which consisted of PPP loans. Our commercial finance loans increased from $1.250 billion in aggregate as of December 31, 2019 to $1.874 billion as of December 31, 2020, an increase of 49.9%, and constitute 38% of our total loan portfolio at December 31, 2020. Excluding the acquired transportation factoring assets, our commercial finance product lines increased $516.4 million, or 41.3%. Our national lending lines increased from $850.4 million in aggregate as of December 31, 2019 to $1.222 billion as of December 31, 2020, an increase of 43.7%, and constitute 24% of our total loan portfolio at December 31, 2020. Excluding premium finance loans, our national lending lines increased $472.3 million, or 63.0%. Our community bank lending lines decreased from $2.094 billion in aggregate as of December 31, 2019 to $1.901 billion as of December 31, 2020, a decrease of 9.2%, and constitute 38% of our total loan portfolio at December 31, 2020.
At December 31, 2020, we had total liabilities of $5.209 billion, including total deposits of $4.717 billion, compared to $4.424 billion of total liabilities and $3.790 billion of total deposits at December 31, 2019. Deposits increased $926.7 million during the year ended December 31, 2020.
At December 31, 2020, we had total stockholders' equity of $726.8 million, compared to total stockholders' equity of $636.6 million at December 31, 2019. The increase in total equity was primarily due to preferred stock issued during the year and our net income, offset in part by common stock repurchased during the year. Holding company Tier 1 capital and total capital to risk weighted assets ratios were 10.60% and 13.03%, respectively, at December 31, 2020.
For the year ended December 31, 2020, Triumph Business Capital and TriumphPay processed a combined $10.436 billion in transportation invoice payments.
For the year ended December 31, 2020, the total dollar value of invoices purchased by Triumph Business Capital was $7.135 billion with an average invoice size of $1,825. The transportation average invoice size for the quarter was $1,682.
For the year ended December 31, 2020, TriumphPay processed 4,394,901 invoices paying 93,648 distinct carriers a total of $4.175 billion.
2020 Items of Note
Transport Financial Solutions
On July 8, 2020, Triumph Bancorp, Inc., through our wholly-owned subsidiary Advance Business Capital LLC (“ABC”), acquired the transportation factoring assets (the “TFS Acquisition”) of Transport Financial Solutions (“TFS”), a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), in exchange for cash consideration of $108.4 million, 630,268 shares of the Company’s common stock valued at approximately $13.9 million, and contingent consideration of up to approximately $9.9 million to be paid in cash following the twelve-month period ending July 31, 2021.
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
On September 23, 2020, the Company and ABC entered into an Account Management Agreement, Amendment to Purchase Agreement and Mutual Release (the “Agreement”) with CVLG and Covenant Transport Solutions, LLC a wholly owned subsidiary of CVLG (“CTS” and, together with CVLG, "Covenant"). Pursuant to the Agreement, the parties agreed to certain amendments to that certain Accounts Receivable Purchase Agreement (the “ARPA”), dated as of July 8, 2020, by and among ABC, as buyer, CTS, as seller, and the Company, as buyer indirect parent. Such amendments include:
•Return of the portion of the purchase price paid under the ARPA consisting of 630,268 shares of Company common stock, which was accomplished through the sale of such shares by CVLG pursuant to the terms of the Agreement and the surrender of the cash proceeds of such sale (net of brokerage or underwriting fees and commissions) to the Company;
•Elimination of the earn-out consideration potentially payable to CTS under the ARPA; and

•Modification of the indemnity provisions under the ARPA that eliminated the existing indemnifications for breaches of representations and warranties and replaced such with a newly established indemnification by Covenant in the event ABC incurs losses related to the $62.2 million in over-formula advances made to specified clients identified in the Agreement (the “Over-Formula Advance Portfolio”). Under the terms of the new indemnification arrangement, Covenant is responsible for and will indemnify ABC for 100% of the first $30 million of any losses incurred by ABC related to the Over-Formula Advance Portfolio, and for 50% of the next $30 million of any losses incurred by ABC, for total indemnification by Covenant of $45 million.
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
Pursuant to the Agreement, Triumph and Covenant agreed to certain terms related to the management of the Over-Formula Advance Portfolio, and the terms by which Covenant may provide assistance to maximize recovery on the Over-Formula Advance Portfolio.
Pursuant to the Agreement, the Company and Covenant provided mutual releases to each other related to any and all claims related to the transactions contemplated by the ARPA or the Over-Formula Advance Portfolio.
Misdirected Payments
As of December 31, 2020 we carry a separate $19.6 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the aforementioned over-formula advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. In addition to commencing litigation against such customer, we have also filed a declaratory judgment action in United States Federal District Court for the Southern District of Florida seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of December 31, 2020. The full amount of such receivable is reflected as past due factored receivables as of December 31, 2020, and $6.0 million of such receivable, reflecting the portion of such receivable that was greater than 90 days past due, is included in our non-performing asset calculation as of December 31, 2020 in accordance with our policy. As of the issuance date of this report, the entire $19.6 million Misdirected Payments amount was greater than 90 days past due.
Triumph Premium Finance
On April 20, 2020, we entered into an agreement to sell the assets (the “Disposal Group”) of Triumph Premium Finance (“TPF”) and exit our premium finance line of business. The transaction closed on June 30, 2020, and the assets of the Disposal Group, consisting primarily of $84.5 million of premium finance loans, were sold for a gain on sale of $9.8 million.
For further information on the above transactions, see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Preferred Stock Offering
On June 19, 2020, we issued 45,000 shares of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share through an underwritten public offering of 1,800,000 depository shares, each representing a 1/40th ownership interest in a share of the Series C Preferred Stock. Total gross proceeds from the preferred stock offering were $45.0 million. Net proceeds after underwriting discounts and offering expenses were $42.4 million. The net proceeds will be used for general corporate purposes.
Stock Repurchase Program
During the year ended December 31, 2020, we repurchased 871,319 shares into treasury stock under our stock repurchase program at an average price of $40.81, for a total of $35.6 million, effectively completing the $50.0 million stock repurchase program authorized by our board of directors on October 16, 2019.

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
Congress, the Executive Branch, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program ("PPP") and Main Street Lending Program (“MSLP”). The package also included extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s operations and could continue to impact operations going forward.
The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  While progress has been made on the vaccine front, if the global response to contain COVID-19 is prolonged or is unsuccessful, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.
Financial position and results of operations
Pertaining to our December 31, 2020 financial condition and results of operations, COVID-19 had a material impact on our allowance for credit losses (“ACL”). While we have not yet experienced any significant charge-offs related to COVID-19, our ACL calculation and resulting provision for credit losses are significantly impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios have darkened since the pandemic was declared in early March, our need for additional reserve for credit loss increased significantly during the year ended December 31, 2020. Refer to our discussion of the ACL in Note 1 and Note 4 of our financial statements as well as further discussion later on in MD&A. Should economic conditions worsen, we could experience further increases in our required ACL and record additional credit loss expense. The execution of the payment deferral program discussed in the following commentary assisted our ratio of past due loans to total loans as well other asset quality ratios at December 31, 2020. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company’s fee income has been reduced due to COVID-19. In keeping with guidance from regulators, the Company actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees were temporary and expired on June 1, 2020 and were the primary contributor to the $1.9 million reduction in service charges on deposits fee income for the twelve months ended December 31, 2020 compared to the same period during 2019. Should the pandemic and the global response escalate further, it is possible that the Company could reduce such fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.
The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of December 31, 2020, the Company carried $0.7 million of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity
As of December 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand a second economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.
We maintain access to multiple sources of liquidity. During the twelve months ended December 31, 2020, we were able to issue preferred equity as previously discussed. Wholesale funding markets have remained open to us, but rates for short-term funding have been volatile throughout 2020. If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
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
As of December 31, 2020, our goodwill was not impaired. Management performed a quantitative goodwill impairment test on our reporting units as of October 1, 2020. The goodwill impairment test did not identify any goodwill impairment and neither of our reporting units, Banking or Factoring, were at risk of failing the quantitative test. COVID-19 could cause a decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At December 31, 2020 we had goodwill of $163.2 million, representing approximately 22% of equity.
As of December 31, 2020 we did not have any impairment with respect to our intangible assets or other long-lived assets. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At December 31, 2020 we had intangible assets of $26.7 million, representing approximately 4% of equity.
During the year ended December 31, 2020 we recorded $1.4 million of impairment on a right of use asset and related leasehold improvements. This impairment was the result of our decision to consolidate part of our El Paso, TX factoring operations to our Triumph Business Capital headquarters in Coppell, TX. The impairment was not a result of the COVID-19 pandemic.

Our processes, controls and business continuity plan
The Company maintains an Enterprise Risk Management team to respond to, prepare, and execute responses to unforeseen circumstances, such as, natural disasters and pandemics. Upon the WHO’s pandemic declaration, the Company’s Enterprise Risk Management team invoked its Board approved Pandemic Preparedness Plan. Shortly after invoking the Plan, the Company deployed a successful remote working strategy, provided timely communication to team members and customers, implemented protocols for team member safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts. The Company’s preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19. At December 31, 2020, the majority of our employees continue to work remotely with no disruption to our operations. We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods.
As of December 31, 2020, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.
Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for stated period of time. As of December 31, 2020, the Company’s balance sheet reflected 59 of these deferrals on outstanding loan balances of $104,600,000. In accordance with the CARES Act and March 2020 interagency guidance, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program. PPP loans generally have a two-year or five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2020, the Company carried 1,913 PPP loans representing a book value of $189,900,000. The Company has received approximately $7,700,000 in total fees from the SBA, $4,600,000 of which were recognized in interest income and fees during the year ended December 31, 2020. The remaining fees will be amortized and recognized over the life of the associated loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
Credit
While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories considered to be “at-risk” of significant impact as of December 31, 2020. The exposures reported below exclude fully guaranteed PPP loans.
Retail Lending:
The Company’s exposure to retail at December 31, 2020 equated to approximately $213.1 million, or 4.3% of total loans, summarized as follows:
•30% new and used vehicle lending; mostly dealer floorplan
•24% retail real estate
•14% grocery stores, pet stores, pharmacies, gas stations and convenience stores
•14% factoring
•18% other types of retail lending

At December 31, 2020, there were no retail loans in deferral through our CARES Act deferral program.
Energy Lending:
The Company’s exposure to energy at December 31, 2020 equated to approximately $86.8 million, or 1.7% of total loans, summarized as follows:
•55% equipment finance; this portfolio consisted primarily of fully amortizing fixed rate loans on multi-use assets like trucks, trailers and cranes.
•27% factoring consisting of purchased invoices from energy-related loads in our factoring operations.  The Company typically collects out of these exposures in 30 - 90 days and continuously evaluates the credit worthiness of the ultimate account debtor, TBK’s source of repayment.
•6% asset-based lending
•12% other types of energy lending
At December 31, 2020, the Company did not have exposure to Exploration and Production (“E&P”) or Reserve-Based lending and only had minimal exposure to specialized equipment lending.
At December 31, 2020, there were $13.3 million of energy lending loans in deferral through our CARES Act deferral program.
Hospitality Lending:
The Company’s exposure to hospitality at December 31, 2020 equated to approximately $125.8 million, or 2.5% of total loans. These were mostly smaller loans purchased through our bank acquisitions and secured by hotels. At December 31, 2020, there were $41.8 million of hospitality lending loans in deferral through our CARES Act deferral program.
Restaurants:
The Company’s exposure to restaurants at December 31, 2020 equated to approximately $36.8 million, or less than 1% of total loans. At December 31, 2020, there were $6.6 million of restaurant lending loans in deferral through our CARES Act deferral program.
Health Care and Senior Care Lending:
The Company’s exposure to health care and senior care at December 31, 2020, equated to $44.8 million, or less than 1% of total loans. At December 31, 2020, there were no healthcare and senior care lending loans in deferral through our CARES Act deferral program.
We continue to work with customers directly affected by COVID-19. We are prepared to offer short-term assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the COVID-19 virus, we have been engaged in frequent communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.
Held to Maturity Securities
At December 31, 2020, we held $7.9 million in subordinated notes of three CLO securities managed by our former subsidiary. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. During the year ended December 31, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. At year end, the overcollateralization triggers were not tripped; however, the required ACL on these balances was $2.0 million resulting in $1.9 million of credit loss expense recognized during the year. Our held to maturity securities were nonaccrual assets at December 31, 2020. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. Thus, we may not receive the full amount of cash distributions we expect to receive, which would cause us to record additional allowance for credit losses with a corresponding charge to credit loss expense through earnings.

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
Transportation
During the first half of 2020, the Company's transportation business was affected by COVID-19 and low oil prices. During this time, the most significant transportation-related impact of COVID-19 on operating results was a decrease year-over-year in exports from China to the U.S. The impact of this dynamic was offset during the first quarter by strength in other sectors of Triumph Business Capital’s (“TBC”) business in the first quarter of 2020, as freight volumes remained on par with seasonal expectations. However, the aforementioned global supply disruption from China, in combination with the U.S. supply chain challenges due to business closures, shelter in place orders and an overall decrease in consumer demand was felt heavily in April and May of 2020 with a significant reduction in freight movement. During these months, the over-capacity market drove spot rates to decade-low numbers. In June, freight volumes resumed to 2019 levels or higher, and spot rates moved up accordingly. Many carriers who were inactive during April and May resumed to nearly full utilization. Small owner operators also returned to the market.
During the second half of 2020, the Company’s transportation businesses benefited from high freight volume in a reduced capacity market. Spot rates returned to mid-2018 highs in all trailer categories. This resulted in a significant rise in the average invoice price. This was unusual as diesel prices held steady or dropped slightly, indicating a majority of the increase related to capacity shortage in many markets. A portion of the increased freight was catch-up, as U.S ports reached capacity on incoming imports. Loads from Mexico rose to record high levels. The third quarter of 2020 saw many idle carriers respond to the higher spot rates and return to market, despite continued increases in insurance costs that threaten breakeven at lower freight rates. Purchases at TBC rose during the third quarter and rose again the following quarter. This reflected the capacity shortage and the beneficial pricing for those firms active in the market. It also reflected an increase in TBC clients. Driver pay has been increasing, insurance rates are up and diesel has been edging higher. Although there have been record Class 8 and tractor orders, delivery dates are being pushed further into 2021. This leaves capacity strained and costs high, so most project that rates will stay at current levels or slightly lower. If the economy is impacted by further stimulus and mass-scale vaccinations, 2021 could be a strong year for transportation. However, if the measures to curtail the economic impact of COVID-19 prove to be unsuccessful, we could experience an impact on our transportation business similar to that experienced during the first half of 2020.
For the year ended December 31, 2020, gross transportation revenue, consisting of factoring revenue from transportation clients, interest and fees from commercial loans to borrowers in transportation industries, transportation related insurance commissions, and revenue from TriumphPay, made up 40% of total gross revenue consisting of total interest income and noninterest income. This compares to average transportation assets, consisting of transportation related factored receivables and commercial loans to borrowers in transportation industries, making up 24% of total assets for the year.
Results of Operations
For discussion of the results of operations for the year ended December 31, 2019 compared with the year ended December 31, 2018, see Triumph’s 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 11, 2020.

Fiscal year ended December 31, 2020 compared with year ended December 31, 2019
Net Income
We earned net income of $64.0 million for the year ended December 31, 2020 compared to $58.5 million for the year ended December 31, 2019, an increase of $5.5 million.
The results for the year ended December 31, 2020 were impacted by the gain on sale of TPF of $9.8 million reported as noninterest income and transaction costs of $0.8 million associated with the TFS Acquisition reported as noninterest expense. There were no merger and acquisition related activities during the year ended December 31, 2019. Excluding the gain on sale, net of taxes, we earned adjusted net income to common stockholders of $55.6 million for the year ended December 30, 2020 compared to $58.5 million for the year ended December 31, 2019, a decrease of $2.9 million. The adjusted decrease was primarily the result of a $30.4 million increase in credit loss expense, a $17.2 million increase in adjusted noninterest expense, a $1.5 million increase in adjusted income tax expense, and a $1.7 million increase in dividends on preferred stock offset in part by an $28.8 million increase in net interest income and a $19.1 million increase in adjusted noninterest income.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities:

	For the years ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Cash and cash equivalents	$214,994	$708	0.33%	$137,615	$3,062	2.23%	$164,639	$3,289	2.00%
Taxable securities	248,617	7,312	2.94%	273,966	9,137	3.34%	191,644	4,962	2.59%
Tax-exempt securities	36,669	917	2.50%	59,018	1,337	2.27%	71,120	1,392	1.96%
FHLB and other restricted stock	23,786	530	2.23%	21,269	712	3.35%	18,013	507	2.81%
Loans (1)	4,465,891	312,648	7.00%	3,832,239	296,905	7.75%	3,131,324	252,826	8.07%
Total interest-earning assets	4,989,957	322,115	6.46%	4,324,107	311,153	7.20%	3,576,740	262,976	7.35%
Noninterest-earning assets:
Cash and cash equivalents	56,729			80,206			66,325
Other noninterest-earning assets	379,783			369,339			257,663
Total assets	$5,426,469			$4,773,652			$3,900,728
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	628,721	1,073	0.17%	593,178	1,492	0.25%	451,327	1,020	0.23%
Individual retirement accounts	98,445	1,311	1.33%	110,553	1,731	1.57%	108,170	1,348	1.25%
Money market	405,323	1,914	0.47%	433,922	5,752	1.33%	318,927	2,618	0.82%
Savings	390,023	576	0.15%	363,760	478	0.13%	281,995	279	0.10%
Certificates of deposit	948,687	17,477	1.84%	1,016,797	22,614	2.22%	809,321	11,994	1.48%
Brokered time deposits	278,604	4,613	1.66%	348,523	8,158	2.34%	291,776	5,799	1.99%
Other brokered deposits	205,398	439	0.21%	—	—	—%	—	—	—%
Total interest-bearing deposits	2,955,201	27,403	0.93%	2,866,733	40,225	1.40%	2,261,516	23,058	1.02%
Federal Home Loan Bank advances	342,264	2,001	0.58%	369,548	8,557	2.32%	345,388	6,774	1.96%
Subordinated notes	87,398	5,363	6.14%	52,682	3,553	6.74%	48,877	3,351	6.86%
Junior subordinated debentures	39,807	2,114	5.31%	39,306	2,910	7.40%	38,845	2,741	7.06%
Other borrowings	150,325	506	0.34%	7,827	5	0.06%	8,648	2	0.02%
Total interest-bearing liabilities	3,574,995	37,387	1.05%	3,336,096	55,250	1.66%	2,703,274	35,926	1.33%
Noninterest-bearing liabilities and equity:
Noninterest-bearing demand deposits	1,114,912			723,682			605,863
Other liabilities	74,620			66,148			32,141
Total equity	661,942			647,726			559,450
Total liabilities and equity	$5,426,469			$4,773,652			$3,900,728
Net interest income		$284,728			$255,903			$227,050
Interest spread (2)			5.41%			5.54%			6.02%
Net interest margin (3)			5.71%			5.92%			6.35%
1.Balance totals include respective nonaccrual assets.
2.Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
3.Net interest margin is the ratio of net interest income to average interest-earning assets.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	For the years ended December 31,
(Dollars in thousands)	2020	2019	2018
Average community banking	$2,040,647	$2,158,683	$1,762,184
Average commercial finance	1,458,862	1,190,651	1,065,657
Average national lending	966,382	482,905	303,483
Average total loans	$4,465,891	$3,832,239	$3,131,324
Community banking yield	5.35%	5.87%	5.86%
Commercial finance yield	10.81%	12.23%	12.49%
National lending yield	4.75%	5.11%	5.41%
Total loan yield	7.00%	7.75%	8.07%
We earned net interest income of $284.7 million for the year ended December 31, 2020 compared to $255.9 million for the year ended December 31, 2019, an increase of $28.8 million, or 11.3%, primarily driven by the following factors.
Interest income increased $11.0 million, or 3.5%, as a result of an increase in total average interest-earning assets of $665.9 million, or 15.4%. The average balance of our higher yielding commercial finance loans increased $268.2 million, or 22.5%, from $1.191 billion for the year ended December 31, 2019 to $1.459 billion for the year ended December 31, 2020. The impact of increased average commercial finance balances was offset by decreased yields on factored receivables and increased average balances in our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $729.8 million for the year ended December 31, 2020 compared to $370.4 million for the year ended December 31, 2019. Further, we began originating PPP loans during the second quarter and carried $189.9 million of PPP loans at December 31, 2020. PPP loans carry a coupon rate of 1% which has a meaningful downward impact on our loan yield. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $10.7 million and $5.6 million for the years ended December 31, 2020 and 2019, respectively.
Interest expense decreased $17.9 million, or 32.3%, in spite of growth in average interest-bearing liabilities. More specifically, average total interest-bearing deposits increased $88.5 million, or 3.1%. The decrease in interest expense was the result of lower average rates discussed below.
Net interest margin decreased to 5.71% for the year ended December 31, 2020 from 5.92% for the year ended December 31, 2019, a decrease of 21 basis points or 3.5%.
Our net interest margin was impacted by a decrease in yield on our interest-earning assets of 74 basis points to 6.46% for the year ended December 31, 2020. This decrease was driven by lower yields and a change in the overall mix within our loan portfolio period over period which drove a 75 basis point reduction in our loan yield to 7.00% for the same period. As previously discussed, we carried $189.9 million of PPP loans with a coupon rate of 1% at December 31, 2020. Our higher yielding average commercial finance products as a percentage of the total loan portfolio increased from 31.1% for the year ended December 31, 2019 to 32.7% for the year ended December 31, 2020 somewhat offsetting the overall decrease in yield on our loan portfolio. Average factored receivables as a percentage of the total commercial finance portfolio increased from 49.0% for the year ended December 31, 2019 to 53.1% for the year ended December 31, 2020. However, we experienced pricing pressure that decreased yields on our factored receivables during the year ended December 31, 2020 leading to decreased yields from our commercial finance portfolio. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 90.0% at December 31, 2020 compared to 77.0% at December 31, 2019. Yields on our non-loan interest-earning assets were generally flat or down period over period as well; however, these products do not impact the yield on interest-earning assets to the same extent as our loan portfolio.
The decrease in our net interest margin was partially offset by a decrease in our average cost of interest-bearing liabilities of 61 basis points. This decrease was caused by lower interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

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

	Years ended December 31,
	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Cash and cash equivalents	$(2,609)	$255	$(2,354)	$374	$(601)	$(227)
Taxable securities	(1,079)	(746)	(1,825)	1,429	2,746	4,175
Tax-exempt securities	139	(559)	(420)	219	(274)	(55)
FHLB stock	(238)	56	(182)	96	109	205
Loans	(28,618)	44,361	15,743	(10,225)	54,304	44,079
Total interest income	(32,405)	43,367	10,962	(8,107)	56,284	48,177
Interest-bearing liabilities:
Interest-bearing demand	(480)	61	(419)	115	357	472
Individual retirement accounts	(259)	(161)	(420)	346	37	383
Money market	(3,703)	(135)	(3,838)	1,610	1,524	3,134
Savings	59	39	98	92	107	199
Certificates of deposit	(3,882)	(1,255)	(5,137)	6,006	4,614	10,620
Brokered time deposits	(2,387)	(1,158)		—	—
Other brokered deposits	—	439	439	1,031	1,328	2,359
Total interest-bearing deposits	(10,652)	(2,170)	(12,822)	9,200	7,967	17,167
Federal Home Loan Bank advances	(6,396)	(160)	(6,556)	1,224	559	1,783
Subordinated notes	(320)	2,130	1,810	(55)	257	202
Junior subordinated debentures	(823)	27	(796)	135	34	169
Other borrowings	21	480	501	4	(1)	3
Total interest expense	(18,170)	307	(17,863)	10,508	8,816	19,324
Change in net interest income	$(14,235)	$43,060	$28,825	$(18,615)	$47,468	$28,853

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
The following table presents the major categories of credit loss expense:

	December 31,			2020 Compared to 2019		2019 Compared to 2018
(Dollars in thousands)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Credit loss expense on loans	$33,981	$7,942	$16,167	$26,039	327.9%	$(8,225)	(50.9)%
Credit loss expense on off balance sheet credit exposures	2,448	—	—	2,448	100.0%	—	—%
Credit loss expense on held to maturity securities	1,900	—	—	1,900	100.0%	—	—%
Credit loss expense on available for sale securities	—	—	—	—	—%	—	—%
Total credit loss expense	$38,329	$7,942	$16,167	$30,387	382.6%	$(8,225)	(50.9)%
Upon and subsequent to adoption of ASC 326, for available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At January 1, 2020 and December 31, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the year ended December 31, 2020.
Upon and subsequent to adoption of ASC 326, the ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At December 31, 2020 and December 31, 2019, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At January 1, 2020 and December 31, 2020, the Company carried $8.4 million and $7.9 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $0.1 million at January 1, 2020. During the year ended December 31, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. These overcollateralization triggers were not tripped at the end of the year. At December 31, 2020, our held to maturity securities were nonaccrual assets. The ACL on these balances was $2.0 million at December 31, 2020 resulting in $1.9 million of credit loss expense recognized during the year ended December 31, 2020. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $95.7 million as of December 31, 2020, compared to $29.1 million as of December 31, 2019, representing an ACL to total loans ratio of 1.92% and 0.69% respectively. Upon adoption of ASC 326, management booked an increase of $0.3 million to the ACL and a decrease to retained earnings net of the deferred tax impact. The Day 1 adjustment upon adoption raised the ACL balance to $29.4 million on January 1, 2020.
Our credit loss expense on loans increased $26.0 million, or 327.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019.
One driver of the increased credit loss expense was significant year-to-date projected deterioration of the loss drivers that the Company forecasts to calculate expected losses. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers over the reasonable and supportable forecast period. See further discussion in the allowance for credit loss section below. The deterioration of forecasted loss assumptions and minimal changes to qualitative loss factors resulted in approximately $16.7 million of credit loss expense for the year ended December 31, 2020. For the year ended December 31, 2019, changes to loss factors under the incurred loss allowance methodology resulted in a benefit to credit loss expense of $0.5 million.

Another driver of the increased credit loss expense was an increase in required ACL on the Over-Formula Advances deemed to be purchased credit deteriorated ("PCD"). Management determined that the $62.2 million in Over-Formula Advances and some smaller immaterial factored receivables obtained through the TFS Acquisition had experienced more than insignificant credit deterioration since origination and thus deemed those Over-Formula Advances to be purchased credit deteriorated ("PCD"). This resulted in recording a $37.4 million ACL on the PCD assets through purchase accounting during the year ended December 31, 2020. There was no initial impact to credit loss expense resulting from the PCD determination. At December 31, 2020, the ACL on the Over-Formula Advance PCD assets increased by $11.5 million and the total ACL on all acquired PCD assets was $49.0 million. The change in ACL on PCD assets subsequent to acquisition was charged to credit loss expense. This increase in required PCD ACL caused us to increase the value of our Covenant indemnification asset by $5.3 million which was recorded through non-interest income.
The increase in credit loss expense was further driven by net new specific reserves on non-PCD assets. We recorded net new specific reserves on non-PCD assets of $5.1 million during the year ended December 31, 2020 compared to $2.2 million during the year ended December 31, 2019.
The increased credit loss expense was partially offset by net charge-off activity during the year. We experienced lower net charge-offs of $4.6 million in year ended December 31, 2020 compared to $6.4 million for the same period in 2019. Additionally, approximately $1.0 million and $1.7 million of the charge-offs for the years ended December 31, 2020 and 2019, respectively, had specific reserves previously recorded.
Change in loan growth and change in mix partially offset the increase in credit loss expense period over period. During the year ended December 31, 2020, outstanding loans increased $802.3 million. When this increase is adjusted for PPP loan growth of $189.9 million, loans increased $612.4 million during the year and much of this growth was in factored receivables and mortgage warehouse lending which require lower reserve rates due to their nature.  Refer to discussion of the allowance for credit losses below for ACL considerations regarding our PPP loans. During the year ended December 31, 2019, outstanding loans increased $585.9 million; however, this growth was in lending products that required higher levels of reserves. For the year ended December 31, 2020, changes in loan growth and changes in mix decreased credit loss expense by $3.0 million. Changes in loan growth and mix resulted in $1.6 million of credit loss expense for the same period one year ago.
Credit loss expense for off balance sheet credit exposures increased $2.4 million, primarily due to increased assumed loss rates on estimated funding as a result of the COVID-19 virus. The Company also experienced an increase in commitments to fund during the period. Prior to January 1, 2020, credit loss expense for off balance sheet credit exposures was recorded in other noninterest expense. Credit loss expense for off balance sheet credit exposures for the year ended December 31, 2019 was insignificant.

Noninterest Income
The following table presents the major categories of noninterest income:

	Year ended December 31,			2020 Compared to 2019		2019 Compared to 2018
(Dollars in thousands)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Service charges on deposits	$5,274	$7,132	$5,469	$(1,858)	(26.1)%	$1,663	30.4%
Card income	7,781	7,873	6,514	(92)	(1.2)%	1,359	20.9%
Net OREO gains (losses) and valuation adjustments	(616)	351	(514)	(967)	(275.5)%	865	(168.3)%
Net gains (losses) on sale of securities	3,226	61	(272)	3,165	5,188.5%	333	(122.4%)
Fee income	6,007	6,441	5,150	(434)	(6.7)%	1,291	25.1%
Insurance commissions	4,232	4,219	3,492	13	0.3%	727	20.8%
Gain on sale of subsidiary or division	9,758	—	1,071	9,758	100.0%	(1,071)	(100.0%)
Other	24,723	5,492	2,060	19,231	350.2%	3,432	166.6%
Total noninterest income	$60,385	$31,569	$22,970	$28,816	91.3%	$8,599	37.4%
Noninterest income increased $28.8 million, or 91.3%. Noninterest income for the year ended December 31, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF. Excluding the gain on sale of TPF, we earned adjusted noninterest income of $50.6 million for the year ended December 31, 2020, resulting in an adjusted increase in noninterest income of $19.0 million, or 60.1%, period over period. Changes in selected components of noninterest income in the above table are discussed below.
•Service Charges on Deposits. Service charges on deposit accounts, including overdraft and non-sufficient fund fees, decreased $1.9 million, or 26.1%. In keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees were temporary and expired on June 1, 2020.
•Net OREO gains (losses) and valuation adjustments. Net OREO gains (losses) and valuation adjustments, which represents gains and losses on loans transferred to OREO, gains and losses on the sale of OREO, and valuation adjustments recorded due to the subsequent change in fair value less costs to sell of OREO, reflect increased losses of $1.0 million. OREO activity on individual repossessed assets during the years ended December 31, 2020 and 2019 was not significant.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities increased $3.2 million due to increased sales of available for sale CLOs during the year ended December 31, 2020.
•Other. Other noninterest income, increased $19.2 million, or 350.2%. We recognized $10.9 million of non-interest income during the year ended December 31, 2020 related to CVLG's delivery of proceeds to us resulting from CVLG's liquidation of its acquired TBK stock in connection with the September 23, 2020 Account Management Agreement, Amendment to Purchase Agreement and Mutual Release. This was measured as the difference between the initial purchase accounting measurement and the amount of net proceeds delivered to the Company upon liquidation. Additionally, the value of our indemnification asset related to the Over-Formula Advances acquired from Covenant increased $5.3 million during the year resulting in $5.3 million of other noninterest income. Further, we recognized $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the current year. This revenue was recognized at the time of closing as all required services had been completed. Gain on sale of loans was $2.8 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively. The increase in other noninterest income was partially offset by a $0.7 million loss recognized on the donation of a branch to a local municipality during the year ended December 31, 2020. The remaining increase was driven by organic growth in our operations. There were no other significant items within in the components of other noninterest income during the year ended December 31, 2019.

Noninterest Expense
The following table presents the major categories of noninterest expense:

	Year ended December 31,			2020 Compared to 2019		2019 Compared to 2018
(Dollars in thousands)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$126,975	$112,862	$90,212	$14,113	12.5%	$22,650	25.1%
Occupancy, furniture and equipment	22,766	18,196	14,023	4,570	25.1%	4,173	29.8%
FDIC insurance and other regulatory assessments	1,520	298	1,129	1,222	410.1%	(831)	(73.6%)
Professional fees	9,349	7,288	8,939	2,061	28.3%	(1,651)	(18.5)%
Amortization of intangible assets	8,330	9,131	6,980	(801)	(8.8)%	2,151	30.8%
Advertising and promotion	4,718	6,126	4,974	(1,408)	(23.0)%	1,152	23.2%
Communications and technology	22,153	20,976	18,270	1,177	5.6%	2,706	14.8%
Travel and entertainment	2,394	5,434	4,234	(3,040)	(55.9)%	1,200	28.3%
Other	23,869	23,773	18,592	96	0.4%	5,181	27.9%
Total noninterest expense	$222,074	$204,084	$167,353	$17,990	8.8%	$36,731	21.9%
Noninterest expense increased $18.0 million, or 8.8%. Noninterest expense for the year ended December 31, 2020 was impacted by $0.8 million of transaction costs associated with the TFS Acquisition. Excluding the TFS Acquisition transaction costs, we incurred adjusted noninterest expense of $221.3 million for the year ended December 31, 2020, resulting in an adjusted net increase in noninterest expense of $17.2 million, or 8.4%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $14.1 million, or 12.5%,which is primarily due to temporary increased second quarter pay to branch employees during the COVID-19 pandemic, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce was relatively flat. Our average full-time equivalent employees were 1,124.0 and 1,118.8 for the years ended December 31, 2020 and 2019, respectively.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $4.6 million, or 25.1%, primarily due to growth in our operations. We recorded right of use asset and leasehold improvement impairment expense of $1.4 million during the year ended December 31, 2020 related to our decision to consolidate part of our El Paso, TX factoring operations to our Triumph Business Capital headquarters in Coppell, TX.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $1.2 million, or 410.1%, primarily due to the application of a small bank credit by the FDIC during the year ended December 31, 2019 that did not repeat during the year ended December 31, 2020.
•Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, increased $2.1 million, or 28.3%, primarily due to professional fees incurred in connection with the TFS Acquisition.
•Amortization of intangible assets. Amortization of intangible assets decreased $0.8 million, or 8.8%, due to lower amortizable intangible asset balances during the year ended December 31, 2020 compared to the same period during 2019.
•Advertising and promotion. Advertising and promotion expenses decreased $1.4 million, or 23.0%, primarily due to pull back in this type of spending as a result of the COVID-19 pandemic.
•Communications and Technology. Communications and technology expenses increased $1.2 million, or 5.6%, primarily as a result as a result of increased information technology license and software maintenance expense as well as continued spend on technology designed to improve efficiency in our operations.
•Travel and entertainment. Travel and entertainment expenses decreased $3.0 million, or 55.9%, primarily due to the impact of the COVID-19 pandemic on such activities.
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
Income tax expense increased $3.8 million, or 22.4%, from $16.9 million for the year ended December 31, 2019 to $20.7 million for the year ended December 31, 2020. The increase in income tax expense period over period is consistent with the increase in pre-tax income for the same periods. The effective tax rate was 24% and 22% for the years ended December 31, 2020 and 2019, respectively. The increase in the effective tax rate period over period is principally due to additional state tax filings from significant revenue growth in new states.
Operating Segment Results
Our reportable segments are Banking, Factoring, and Corporate, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest-earning assets as well as noninterest income typical for the banking industry. The Banking segment also includes certain factored receivables which are purchased by TBK Bank. The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. Corporate includes holding company financing and investment activities, and management and administrative expenses to support the overall operations of the Company.
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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Year Ended December 31, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$212,452	$109,391	$272	$322,115
Intersegment interest allocations	12,371	(12,371)	—	—
Total interest expense	29,911	—	7,476	37,387
Net interest income (expense)	194,912	97,020	(7,204)	284,728
Credit loss expense	20,389	16,042	1,898	38,329
Net interest income (expense) after credit loss expense	174,523	80,978	(9,102)	246,399
Gain on sale of subsidiary or division	9,758	—	—	9,758
Other noninterest income	29,503	21,010	114	50,627
Noninterest expense	163,995	54,011	4,068	222,074
Operating income (loss)	$49,789	$47,977	$(13,056)	$84,710

(Dollars in thousands)
Year Ended December 31, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$211,742	$98,247	$1,164	$311,153
Intersegment interest allocations	11,294	(11,294)	—	—
Total interest expense	48,786	—	6,464	55,250
Net interest income (expense)	174,250	86,953	(5,300)	255,903
Credit loss expense	5,533	2,486	(77)	7,942
Net interest income (expense) after credit loss expense	168,717	84,467	(5,223)	247,961
Noninterest income	26,875	4,727	(33)	31,569
Noninterest expense	148,620	51,780	3,684	204,084
Operating income (loss)	$46,972	$37,414	$(8,940)	$75,446

(Dollars in thousands)
Year Ended December 31, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$170,871	$90,092	$2,013	$262,976
Intersegment interest allocations	20,191	(20,191)	—	—
Total interest expense	29,834	—	6,092	35,926
Net interest income (expense)	161,228	69,901	(4,079)	227,050
Credit loss expense	12,373	3,802	(8)	16,167
Net interest income (expense) after credit loss expense	148,855	66,099	(4,071)	210,883
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	18,364	3,483	52	21,899
Noninterest expense	119,283	43,495	4,575	167,353
Operating income (loss)	$49,007	$26,087	$(8,594)	$66,500

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,907,373	$1,121,704	$861,967	$(1,955,253)	$5,935,791
Gross loans held for investment	$4,872,494	$1,036,369	$800	$(912,887)	$4,996,776

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans held for investment	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512

Banking

(Dollars in thousands)	Years Ended December 31,			2020 Compared to 2019		2019 Compared to 2018
Banking	2020	2019	2018	$ Change	% Change	$ Change	% Change
Total interest income	$212,452	$211,742	$170,871	$710	0.3%	$40,871	23.9%
Intersegment interest allocations	12,371	11,294	20,191	1,077	9.5%	(8,897)	(44.1)%
Total interest expense	29,911	48,786	29,834	(18,875)	(38.7)%	18,952	63.5%
Net interest income (expense)	194,912	174,250	161,228	20,662	11.9%	13,022	8.1%
Credit loss expense	20,389	5,533	12,373	14,856	268.5%	(6,840)	(55.3)%
Net interest income (expense) after credit loss expense	174,523	168,717	148,855	5,806	3.4%	19,862	13.3%
Gain on sale of subsidiary or division	9,758	—	1,071	9,758	100.0%	(1,071)	(100.0)%
Other noninterest income	29,503	26,875	18,364	2,628	9.8%	8,511	46.3%
Noninterest expense	163,995	148,620	119,283	15,375	10.3%	29,337	24.6%
Operating income (loss)	$49,789	$46,972	$49,007	$2,817	6.0%	$(2,035)	(4.2)%
Our Banking segment’s operating income increased $2.8 million, or 6.0%. Our Banking segment’s operating income for the year ended December 31, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, our Banking segment’s adjusted operating income was $40.0 million for the year, resulting in an adjusted decrease in operating income of $6.9 million, or 14.9%, period over period.
Interest income increased primarily as a result of increases in the balances of our interest-earning assets, primarily loans, due to the continued growth of our commercial finance products, including equipment loans, and growth in our general C&I lending resulting from our origination of PPP loans. Average loans in our Banking segment increased 15.8% from $3.753 billion for the year ended December 31, 2019 to $4.347 billion for the year ended December 31, 2020. The increase in interest income due to increased average balances of our interest-earning assets was partially offset by lower yields across almost all of our interest-earning asset groups.
Interest expense decreased in spite of growth in average interest-bearing liabilities at our Banking segment. More specifically, average total interest-bearing deposits increased $88.5 million, or 3.1%. The decrease in interest expense was the result of a decrease in our average cost of interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $17.9 million for the year ended December 31, 2020 compared to $5.5 million for the year ended December 31, 2019. The increased credit loss expense related to loans for our Banking segment was primarily the result of significant year-to-date deterioration in the loss drivers that the Company forecasts to calculate expected losses and minimal changes in qualitative loss factors. The deterioration in forecasted loss assumptions resulted in approximately $16.7 million of credit loss expense for the year ended December 31, 2020. For the year ended December 31, 2019, changes to loss factors under the incurred loss allowance methodology resulted in approximately $0.2 million of credit loss expense at our Banking segment. The increase in the credit loss expense at our Banking segment was further driven by net new specific reserves. We recorded net new specific reserves at our Banking segment of $5.2 million during the year ended December 31, 2020 compared to $1.0 million during the prior year. We experienced lower total net charge-offs at our Banking segment of $1.6 million during the year ended December 31, 2020 compared to $4.5 million for the same period in 2019. Charge-offs during the year ended December 31, 2020 had $0.3 million of reserves established in a prior period while charge-offs during the year ended December 31, 2019 had previously established reserves of $1.7 million. Excluding PPP loans that require no ACL, loan growth at our banking segment was flat year-over-year; however, there was a shift of loan mix during the current year away from loan segments that require higher ACL factors to loan segments that require lower ACL factors such as mortgage warehouse lending. This change in mix at our Banking segment offset the increase in credit loss expense period over period. For the year ended December 31, 2020, changes in loan volume and mix reduced credit loss expense by $5.3 million during the period. Changes in loan volume and mix resulted in an increase in credit loss expense of $1.7 million for the year ended December 31, 2019.
Credit loss expense for off balance sheet credit exposures at our Banking segment increased $2.4 million, primarily due to increased assumed loss rates on estimated funding as a result of the COVID-19 virus. The Company also experienced an increase in commitments to fund during the period. Prior to January 1, 2020, credit loss expense for off balance sheet credit exposures at our Banking segment was recorded in other noninterest expense. Credit loss expense for off balance sheet credit exposures at our Banking segment for the nine months ended September 30, 2019 was insignificant.

Noninterest income at our Banking segment increased primarily due to a $3.2 million gain on sale of securities related to the liquidation of available for sale CLOs during the year ended December 31, 2020. Additionally, we recognized $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the nine months ended September 30, 2020. The increase in other noninterest income at our Banking segment was also driven by gain on sale of loans of $2.8 million for the year ended December 31, 2020 compared to $2.3 million for the same period a year ago. The increase in noninterest income at our Banking segment was partially offset by a $1.9 million decrease in service charges on deposits primarily driven by by our willingness to actively work with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. The increase was also partially offset by a $0.7 million loss recognized on the donation of a branch to a local municipality during the year ended December 31, 2020.
Noninterest expense increased due to incremental costs associated with the growth in our Banking segment infrastructure. In addition, increases due to temporary increased pay to branch employees during the COVID-19 pandemic, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense contributed to the increase. Further, FDIC insurance and other regulatory assessments increased $1.2 million due to the application of a small bank credit by the FDIC during the year ended December 31, 2019 that did not repeat during the year ended December 31, 2020.
Factoring

(Dollars in thousands)	Years Ended December 31,			2020 Compared to 2019		2019 Compared to 2018
Factoring	2020	2019	2018	$ Change	% Change	$ Change	% Change
Total interest income	$109,391	$98,247	$90,092	$11,144	11.3%	$8,155	9.1%
Intersegment interest allocations	(12,371)	(11,294)	(20,191)	(1,077)	(9.5)%	8,897	44.1%
Total interest expense	—	—	—	—	—	—	—
Net interest income (expense)	97,020	86,953	69,901	10,067	11.6%	17,052	24.4%
Credit loss expense	16,042	2,486	3,802	13,556	545.3%	(1,316)	(34.6)%
Net interest income (expense) after credit loss expense	80,978	84,467	66,099	(3,489)	(4.1)%	18,368	27.8%
Noninterest income	21,010	4,727	3,483	16,283	344.5%	1,244	35.7%
Noninterest expense	54,011	51,780	43,495	2,231	4.3%	8,285	19.0%
Operating income (loss)	$47,977	$37,414	$26,087	$10,563	28.2%	$11,327	43.4%

	As of and for the Year Ended December 31,
	2020	2019	2018
Factored receivable period end balance	$1,036,369,000	$573,372,000	$588,750,000
Yield on average receivable balance	15.07%	18.02%	18.43%
Rolling twelve quarter annual charge-off rate	0.37%	0.39%	0.37%
Factored receivables - transportation concentration	89%	81%	83%

Interest income, including fees	$109,391,000	$98,247,000	$90,092,000
Noninterest income(1)	4,883,000	4,727,000	3,483,000
Factored receivable total revenue	114,274,000	102,974,000	93,575,000
Average net funds employed	659,156,000	497,867,000	447,358,000
Yield on average net funds employed	17.34%	20.68%	20.92%

Accounts receivable purchased	$7,134,823,000	$5,674,565,000	$5,119,527,000
Number of invoices purchased	3,908,779	3,451,559	2,897,148
Average invoice size	$1,825	$1,644	$1,767
Average invoice size - transportation	$1,682	$1,508	$1,662
Average invoice size - non-transportation	$4,671	$3,404	$2,906

(1) December 31, 2020 noninterest income excludes the $10.9 million gain related to CVLG’s delivery of proceeds resulting from the liquidation of its acquired TBK stock and a $5.3 million increase in the value of the indemnification asset resulting from the amended TFS acquisition agreement
Our Factoring segment’s operating income increased $10.6 million, or 28.2%. Our Factoring segment's operating income was impacted by $0.8 million of transaction costs associated with the TFS Acquisition. Excluding the TFS Acquisition transaction costs, our Factoring segment's adjusted operating income was $48.8 million for the year ended December 31, 2020, resulting in an adjusted net increase in operating income of $11.4 million, or 30.5%.
Our average invoice size increased 11.0% from $1,644 for the year ended December 31, 2019 to $1,825 for the year ended December 31, 2020 and the number of invoices purchased increased 13.2% period over period.
Net interest income at our Factoring segment increased $10.1 million, or 11.6%, period over period. Overall average net funds employed (“NFE”) was up 32.4% during the year ended December 31, 2020 compared to the same period in 2019. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size due to the impact of the COVID-19 pandemic on over-the-road transportation. See further discussion under the Recent Developments: COVID-19 and the CARES Act section. After record transportation invoice prices in 2018, 2019 trended toward the longer term levels. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets, competitive pricing pressure, and the aforementioned impact of COVID-19; however, this downward impact was offset by increased concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration increased 8% period over period from 81% at December 31, 2019 to 89% at December 31, 2020.
The increase in credit loss expense was primarily due to an $11.5 million increase in required reserves on acquired over-formula advances as previously explained in the Credit Loss Expense discussion. Outside the additional specific reserves attributable to the acquired over-formula advances, net new specific reserves at our Factoring segment were flat. Additional net new specific reserves during the same period a year ago resulted in credit loss expense of $1.2 million. Additionally, the period end balance of factored receivables at our Factoring segment increased at a higher rate for the year ended December 31, 2020 as compared to the same period one year ago when balances contracted year-over-year. Growth in the factored receivables balance contributed $2.3 million of credit loss expense for the year ended December 31, 2020 whereas contraction of the portfolio during the prior year created a reduction to credit loss expense of $0.1 million during that time. We experienced higher total net charge-offs at our Factoring segment of $3.0 million during the year ended December 31, 2020 compared to $2.0 million for the same period in 2019. Charge-offs during the year ended December 31, 2020 had $0.7 million of reserves established in a prior period while charge-offs during the year ended December 31, 2019 had no previously established reserves. Change in reserve rates had an insignificant impact on credit loss expense during the year ended December 31, 2020 while changes in such rates decreased credit loss expense at our Factoring segment by $0.7 million during the year ended December 31, 2019.
The increase in noninterest income at our Factoring segment was primarily driven by the recognition of $10.9 million gain resulting from Covenant's delivery of proceeds to us resulting from the liquidation of its acquired TBK stock previously discussed. The $10.9 million gain was measured as the difference between the initial purchase accounting measurement and the amount of net proceeds delivered to the Company upon liquidation. Additionally, the value of our indemnification asset increased $5.3 million during the year resulting in $5.3 million of other noninterest income. There were no other material fluctuations in noninterest income at our Factoring segment. The increase in noninterest expense at our Factoring segment was primarily due to $0.8 million in transaction costs incurred in connection with the TFS Acquisition. There were no other material fluctuations in noninterest expense at our Factoring segment.

Corporate

(Dollars in thousands)	Years Ended December 31,			2020 Compared to 2019		2019 Compared to 2018
Corporate	2020	2019	2018	$ Change	% Change	$ Change	% Change
Total interest income	$272	$1,164	$2,013	$(892)	(76.6%)	$(849)	(42.2)%
Intersegment interest allocations	—	—	—	—	—	—	—
Total interest expense	7,476	6,464	6,092	1,012	15.7%	372	6.1%
Net interest income (expense)	(7,204)	(5,300)	(4,079)	(1,904)	(35.9%)	(1,221)	(29.9%)
Credit loss expense	1,898	(77)	(8)	1,975	2,564.9%	(69)	(862.5%)
Net interest income (expense) after credit loss expense	(9,102)	(5,223)	(4,071)	(3,879)	(74.3%)	(1,152)	(28.3%)
Noninterest income	114	(33)	52	147	445.5%	(85)	(163.5%)
Noninterest expense	4,068	3,684	4,575	384	10.4%	(891)	(19.5%)
Operating income (loss)	$(13,056)	$(8,940)	$(8,594)	$(4,116)	(46.0%)	$(346)	(4.0%)
The Corporate segment reported an operating loss of $13.1 million for the year ended December 31, 2020 compared to an operating loss of $8.9 million for the year ended December 31, 2019. The increase in operating loss was primarily driven by activity related to our three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds designated as held to maturity. These securities are required to carry an ACL in accordance with ASC 326. The ACL on these balances was $2.0 million at December 31, 2020 resulting in $1.9 million of credit loss expense recognized during the year. Given increased uncertainty related to projected future cash flows, these securities were designated as nonaccrual during the year ended December 31, 2020 resulting in a reversal of interest income during the period. There were no other significant fluctuations in accounts in our Corporate segment period over period.
Financial Condition
Assets
Total assets were $5.936 billion at December 31, 2020, compared to $5.060 billion at December 31, 2019, an increase of $875.5 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.997 billion at December 31, 2020, compared with $4.195 billion at December 31, 2019.
The following table shows the recorded investment of our loans by portfolio categories as of the dates indicated:

	December 31, 2020		December 31, 2019
(Dollars in thousands)		% of Total		% of Total	$ Change	% Change
Commercial real estate	$779,158	16%	$1,046,961	25%	$(267,803)	(25.6)%
Construction, land development, land	219,647	4%	160,569	4%	59,078	36.8%
1-4 family residential properties	157,147	3%	179,425	4%	(22,278)	(12.4%)
Farmland	103,685	2%	154,975	4%	(51,290)	(33.1%)
Commercial	1,562,957	32%	1,342,683	31%	220,274	16.4%
Factored receivables	1,120,770	22%	619,986	15%	500,784	80.8%
Consumer	15,838	—%	21,925	1%	(6,087)	(27.8%)
Mortgage warehouse	1,037,574	21%	667,988	16%	369,586	55.3%
Total loans	$4,996,776	100%	$4,194,512	100%	$802,264	19.1%

	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)		% of Total		% of Total		% of Total
Commercial real estate	$992,080	27%	$745,893	27%	$442,237	22%
Construction, land development, land	179,591	5%	134,812	5%	109,812	5%
1-4 family residential properties	190,185	5%	125,827	4%	104,974	5%
Farmland	170,540	5%	180,141	6%	141,615	7%
Commercial	1,114,971	31%	920,812	33%	778,643	39%
Factored receivables	617,791	17%	374,410	13%	238,198	12%
Consumer	29,822	1%	31,131	1%	29,764	1%
Mortgage warehouse	313,664	9%	297,830	11%	182,381	9%
Total loans	$3,608,644	100%	$2,810,856	100%	$2,027,624	100%

Commercial Real Estate Loans. Our commercial real estate loans decreased $267.8 million, or 25.6%, due to paydowns slightly offset by new loan origination activity for the period.
Construction and Development Loans. Our construction and development loans increased $59.1 million, or 36.8%, primarily due to new loan originations and increased draws on existing construction lines slightly offset by paydown activity for the period.
Residential Real Estate Loans. Our one-to-four family residential loans decreased $22.3 million, or 12.4%, due to paydowns that were offset by modest origination and draw activity.
Farmland Loans. Our farmland loans decreased $51.3 million, or 33.1%, due to paydowns for the year that outpaced new loan origination activity.
Commercial Loans. Our commercial loans held for investment increased $220.3 million, or 16.4%, primarily due to growth in PPP loans, liquid credit, and equipment finance. Growth in commercial loans was offset by a reduction of premium finance loans due to the sale of the assets of TPF. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased by $63.0 million, or 15.6%.
The following table shows our commercial loans:

(Dollars in thousands)	December 31, 2020	December 31, 2019	$ Change	% Change
Commercial
Equipment	$573,163	$461,555	$111,608	24.2%
Asset-based lending	180,488	168,955	11,533	6.8%
Liquid credit	184,027	81,353	102,674	126.2%
Premium finance	—	101,015	(101,015)	(100.0)%
Agriculture	94,572	125,912	(31,340)	(24.9%)
Paycheck Protection Program	189,857	—	189,857	100.0%
Other commercial lending	340,850	403,893	(63,043)	(15.6)%
Total commercial loans	$1,562,957	$1,342,683	$220,274	16.4%
Factored Receivables. Our factored receivables increased $500.8 million, or 80.8%. A portion of this increase is driven by $107.5 million of factored receivables obtained through the TFS Acquisition. At December 31, 2020, the balance of the Over-Formula Advance Portfolio included in factored receivables was $62.1 million. At December 31, 2020 the balance of Misdirected Payments included in factored receivables was $19.6 million. Also, see discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the year.
Consumer Loans. Our consumer loans decreased $6.1 million, or 27.8%, due to paydowns in excess of new loan origination activity during the year.

Mortgage Warehouse. Our mortgage warehouse facilities increased $369.6 million, or 55.3%, due to higher utilization by our clients driven by higher rates of mortgage refinance activity due to the low interest rate environment. Client utilization of mortgage warehouse facilities can experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $729.8 million for the year ended December 31, 2020 compared to $370.4 million for the year ended December 31, 2019.
The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	December 31, 2020
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$166,364	$449,412	$163,382	$779,158
Construction, land development, land	102,000	103,452	14,195	219,647
1-4 family residential properties	25,706	35,974	95,467	157,147
Farmland	6,697	38,977	58,011	103,685
Commercial	351,171	1,088,159	123,627	1,562,957
Factored receivables	1,120,770	—	—	1,120,770
Consumer	2,694	8,451	4,693	15,838
Mortgage warehouse	1,037,574	—	—	1,037,574
	$2,812,976	$1,724,425	$459,375	$4,996,776

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$1,253,080	$157,181
Floating interest rates		471,345	302,194
Total		$1,724,425	$459,375
As of December 31, 2020, most of the Company’s non-factoring lending activity is with customers located within certain states. The states of Texas (22%), Colorado (17%), Illinois (12%), and Iowa (6%) make up 57% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2019, the states of Texas (27%), Colorado (23%), Illinois (13%) and Iowa (7%) made up 70% of the Company’s gross loans, excluding factored receivables.
Further, a majority (90%) of our factored receivables, representing approximately 20% of our total loan portfolio as of December 31, 2020, are transportation receivables. Although such concentration may cause our future income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2019, 77% of our factored receivables, representing approximately 11% of our total loan portfolio, were transportation receivables.
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

(Dollars in thousands)	December 31 2020	December 31 2019
Nonperforming loans:
Commercial real estate	$9,945	$7,501
Construction, land development, land	2,294	3,922
1-4 family residential properties	1,851	1,804
Farmland	2,531	6,715
Commercial	17,202	16,118
Factored receivables	23,956	4,226
Consumer	253	327
Mortgage Warehouse	—	—
Total nonperforming loans	58,032	40,613
Held to maturity securities	7,945	—
Other real estate owned, net	1,432	3,009
Other repossessed assets	1,069	476
Total nonperforming assets	$68,478	$44,098

Nonperforming assets to total assets	1.15%	0.87%
Nonperforming loans to total loans held for investment	1.16%	0.97%
Total past due loans to total loans held for investment	3.22%	1.74%
Nonperforming loans increased $17.4 million, or 42.9%, primarily due to the addition of $10.0 million of over-formula advances not covered by Covenant's indemnification, a $5.7 million commercial real estate loan secured by a hotel property, a $5.0 million general commercial loan primarily secured by accounts receivable, and a $2.3 million general commercial loan secured by real estate and equipment. Additionally, $6.0 million of $19.6 million Misdirected Payments amount was greater than 90 days past due and this portion of the Misdirected Payments is included in non performing loans (specifically, factored receivables) in accordance with our policy. As of the issuance date of this report, the entire $19.6 million Misdirected Payments amount was greater than 90 days past due. These increase were offset by a $3.9 million payoff of an agriculture and farmland relationship and the payoff of a $3.0 million construction, land development, land relationship during the year. We also sold a $1.2 million commercial real estate loan that was considered nonperforming at December 31, 2019. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.
OREO decreased $1.6 million, or 52.4%, due to the removal of individually insignificant OREO properties as well as insignificant valuation adjustments made throughout the period.
As a result of the above activity and growth in our total assets and total loans held for investment, the ratio of nonperforming loans to total loans held for investment increased to 1.16% at December 31, 2020 compared to 0.97% at December 31, 2019.
Our ratio of nonperforming assets to total assets increased to 1.15% at December 31, 2020 compared to 0.87% at December 31, 2019. This is due to the aforementioned loan activity. Additionally, during the year ended December 31, 2020, pandemic-related downgrades and default activity caused us to place $7.9 million of held to maturity investments in the subordinated notes of CLO funds on nonaccrual. Additionally, combined other real estate owned and other repossessed assets decreased $1.0 million during the year.

Past due loans to total loans held for investment increased to 3.2% at December 31, 2020 compared to 1.7% at December 31, 2019 primarily due to $62.1 million of acquired over-formula advances; substantially all of which was past due over 90 days at year end. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition. Additionally, the entire $19.6 million of Misdirected Payments was past due at December 31, 2020. Of this balance, $13.6 million was past due 60-89 Days and $6.0 million was past due over 90 days.
The following table presents nonperforming and past due loans for the periods indicated:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$34,073	$36,054	$30,785	$32,149	$38,030
Factored receivables greater than 90 days past due	13,927	4,226	2,152	1,454	2,153
Other nonperforming factored receivables(1)	10,029	—	—	—	—
Troubled debt restructurings accruing interest	3	333	3,117	5,128	5,123
Total nonperforming loans	$58,032	$40,613	$36,054	$38,731	$45,306

Total loans greater than 90 days past due accruing interest	$72,774	$4,226	$3,559	$1,664	$3,621
(1) Other nonperforming factored receivables represent the portion of the Over-Formula Advance Portfolio that is not covered by Covenant's indemnification.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At December 31, 2020, we had $33.8 million in loans of this type which are not included in any of the nonperforming loan categories. All of the loans identified as potential problem loans at December 31, 2020 were graded as “classified”.
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

The following table sets forth the ACL by category of loan:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$10,182	16%	1.31%	$5,353	25%	0.51%
Construction, land development, land	3,418	4%	1.56%	1,382	4%	0.86%
1-4 family residential properties	1,225	3%	0.78%	308	4%	0.17%
Farmland	832	2%	0.80%	670	4%	0.43%
Commercial	22,040	32%	1.41%	12,566	31%	0.94%
Factored receivables	56,463	22%	5.04%	7,657	15%	1.24%
Consumer	542	—%	3.42%	488	1%	2.23%
Mortgage warehouse	1,037	21%	0.10%	668	16%	0.10%
Total loans	$95,739	100%	1.92%	$29,092	100%	0.69%

	December 31, 2018			December 31, 2017			December 31, 2016
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans	Allocated Allowance	% of Loan Portfolio	ALLL to Loans
Commercial real estate	$4,493	27%	0.45%	$3,435	27%	0.46%	$1,813	22%	0.41%
Construction, land development, land	1,134	5%	0.63%	883	5%	0.65%	465	5%	0.42%
1-4 family residential properties	317	5%	0.17%	293	4%	0.23%	253	5%	0.24%
Farmland	535	5%	0.31%	310	6%	0.17%	170	7%	0.12%
Commercial	12,865	31%	1.15%	8,150	33%	0.89%	8,014	39%	1.03%
Factored receivables	7,299	17%	1.18%	4,597	13%	1.23%	4,088	12%	1.72%
Consumer	615	1%	2.06%	783	1%	2.52%	420	1%	1.41%
Mortgage warehouse	313	9%	0.10%	297	11%	0.10%	182	9%	0.10%
Total loans	$27,571	100%	0.76%	$18,748	100%	0.67%	$15,405	100%	0.76%
The ACL increased $66.6 million, or 229%. Upon adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2020, the Company recorded an increase of $0.3 million to the ACL. Management determined that the $62.2 million in over-formula advances and some smaller immaterial factored receivables obtained through the TFS Acquisition had experienced more than insignificant credit deterioration since origination and thus, deemed those assets to be purchased credit deteriorated ("PCD"). At December 31, 2020 the ACL on these PCD assets was $49.0 million accounting for a large share of the increase in total required ACL at year end.
The primary reason for the non-PCD related increase in required ACL is significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses and, to a much lesser extent, changes in qualitative loss factors over the year ended December 31, 2020. This deterioration was brought on by the projected economic impact of COVID-19 on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and created the need for $16.7 million of additional ACL.
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

For all DCF models at December 31, 2020, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third-party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2020 as compared to January 1, 2020, the Company forecasted a significantly higher national unemployment rate, a lower one-year percentage change in national retail sales, a lower one-year percentage change in the national home price index, and a somewhat higher one-year percentage change in national gross domestic product over the reasonable and supportable forecast period. Specifically regarding the forecasts used to calculate the December 31, 2020 ACL, management expects unemployment to remain persistently above pre-pandemic levels over the forecast period. Percentage change in retail sales is assumed to return to pre-pandemic levels given additional federal stimulus and the expected broad distribution of a COVID-19 vaccine. A gradual decline in the percentage change in national home price index is expected over the forecasted period as the effects of the pandemic on home prices are expected to lag behind other loss drivers. Percentage change in GDP growth is forecasted to increase over the projected period as the national economy comes back on line over the next four quarters.
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
The increase in required ACL was also driven by net charge-offs of $4.6 million (which carried reserves of $1.0 million established during the prior period) and net new specific allowances recorded on individual non-PCD loans of $5.1 million. The increase was partially offset by the changes in mix in the underlying portfolio eligible to receive an ACL.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program.  At December 31, 2020, the Company carried $189.9 of PPP loans classified as Commercial loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our PPP loans, the Company does not carry an ACL on its PPP loans at December 31, 2020.
The following table presents the unpaid principal and recorded investment for loans at December 31, 2020. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans totaling $18.5 million and (2) net deferred origination and factoring fees totaling $4.9 million. The net difference can provide protection from credit loss in addition to the ACL as future potential charge-offs for an individual loan are limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)
December 31, 2020	Recorded Investment	Unpaid Principal	Difference
Commercial real estate	$779,158	$782,614	$(3,456)
Construction, land development, land	219,647	220,021	(374)
1-4 family residential properties	157,147	157,731	(584)
Farmland	103,685	104,522	(837)
Commercial	1,562,957	1,579,841	(16,884)
Factored receivables	1,120,770	1,122,008	(1,238)
Consumer	15,838	15,863	(25)
Mortgage warehouse	1,037,574	1,037,574	—
	$4,996,776	$5,020,174	$(23,398)

At December 31, 2020 and 2019, we had $145.9 million and $66.8 million, respectively, of customer reserves associated with factored receivables which represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the credit loss expense, net charge-offs and recoveries, and the effects of those items on our ACL:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Balance at beginning of period	$29,092	$27,571	$18,748	$15,405	$12,567
Loans charged-off:
Commercial real estate	(320)	(304)	(90)	(259)	(5)
Construction, land development, land	(23)	(78)	(59)	(582)	—
1-4 family residential properties	(27)	(141)	(17)	(31)	(84)
Farmland	—	(265)	(200)	—	—
Commercial	(2,344)	(3,326)	(5,855)	(4,875)	(3,643)
Factored receivables	(3,201)	(2,494)	(1,224)	(1,667)	(856)
Consumer	(573)	(876)	(989)	(1,004)	(564)
Mortgage warehouse	—	—	—	—	—
Total loans charged-off	$(6,488)	$(7,484)	$(8,434)	$(8,418)	$(5,152)
Recoveries of loans charged-off:
Commercial real estate	$170	$1	$104	$59	$16
Construction, land development, land	241	92	17	175	6
1-4 family residential properties	53	61	18	47	85
Farmland	80	—	—	—	—
Commercial	1,115	447	518	1,329	991
Factored receivables	143	296	69	118	120
Consumer	117	166	364	508	79
Mortgage warehouse	—	—	—	—	—
Total loans recoveries	$1,919	$1,063	$1,090	$2,236	$1,297
Net loans charged-off	$(4,569)	$(6,421)	$(7,344)	$(6,182)	$(3,855)
Credit loss expense:
Commercial real estate	$3,607	$1,163	$1,044	$1,822	$313
Construction, land development, land	2,005	234	293	825	92
1-4 family residential properties	378	71	23	24	(22)
Farmland	(355)	400	425	140	36
Commercial	11,336	2,580	10,052	5,785	5,390
Factored receivables	16,079	2,556	3,857	2,058	315
Consumer	562	583	457	859	689
Mortgage warehouse	369	355	16	115	(120)
Total credit loss expense	$33,981	$7,942	$16,167	$11,628	$6,693
Impact of adopting ASU 2016-13	269	—	—	—	—
Initial allowance on loans purchased with credit deterioration	37,415	—	—	—	—
Allowance transferred to assets held for sale	(449)	—	—	(2,103)	—
Balance at end of period	$95,739	$29,092	$27,571	$18,748	$15,405

Average total loans held for investment	$4,445,747	$3,827,754	$3,130,731	$2,235,481	$1,549,788
Net charge-offs to average total loans held for investment	0.10%	0.17%	0.23%	0.28%	0.25%
Allowance to total loans held for investment	1.92%	0.69%	0.76%	0.67%	0.76%

Net loans charged off decreased 1.9 million, or 28.8%. There were no individually significant loan charge-offs or recoveries during the years ended December 31, 2020 or 2019.
Securities
The following table sets forth the composition of our securities portfolio by type:

	December 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale securities:
U.S. Government agency obligations	$14,942	$15,088	$39,679	$39,760	$93,500	$92,648
U.S. Treasury notes	—	—	—	—	1,956	1,932
Mortgage-backed securities, residential	26,547	27,684	37,324	38,016	39,971	39,736
Asset-backed securities	7,091	7,039	8,039	7,959	10,165	10,145
State and municipal	36,238	37,395	31,746	32,065	118,826	118,451
CLO Securities	118,128	122,204	75,592	75,273	—	—
Corporate bonds	11,373	11,573	50,889	51,583	68,804	68,787
SBA pooled securities	3,200	3,327	4,112	4,164	4,766	4,724
Total available for sale securities	$217,519	$224,310	$247,381	$248,820	$337,988	$336,423

Held to maturity securities:
CLO securities	$7,945	$5,850	$8,417	$6,907	$8,487	$7,326
Allowance for credit losses	(2,026)		—		—
Held to maturity securities, net of ACL	$5,919		$8,417		$8,487

Equity securities:
Mutual fund		$5,826		$5,437		$5,044
As of December 31, 2020, we held equity securities with a fair value of $5.8 million, an increase of $0.4 million from $5.4 million at December 31, 2019. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.
As of December 31, 2020, we held securities classified as available for sale with a fair value of $224.3 million, a decrease of $24.5 million from $248.8 million at December 31, 2019. The decrease is primarily attributable to decreases of $40.0 million, $24.7 million, and $10.3 million of corporate bonds, U.S. Government Agency obligations, and mortgage-backed securities, respectively. These decreases were partially offset by $46.9 million and $5.3 million increases in CLO securities and state and municipal securities, respectively. Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of December 31, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at December 31, 2020. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of December 31, 2020, we held securities classified as held to maturity with an amortized cost, net of ACL, of $5.9 million, a decrease of $2.5 million from $8.4 million at December 31, 2019. The decrease in amortized cost, net of ACL, was primarily driven by a $2.0 million increase in the required ACL during the year ended December 31, 2020. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at December 31, 2020.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity:

	Maturity as of December 31, 2019
	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency obligations	$14,942	2.04%	$—	—%	$—	—	$—	—	$14,942	2.04%
Mortgage-backed securities, residential	—	5.09%	2,560	2.01%	8,691	1.97%	15,296	2.76%	26,547	2.43%
Asset-backed securities	—	—%	129	0.49%	4,999	0.37%	1,963	1.43%	7,091	0.66%
State and municipal	2,273	2.89%	10,406	2.65%	3,134	2.34%	20,425	2.44%	36,238	2.52%
CLO Securities	—	—	—	—	20,300	3.18%	97,828	2.34%	118,128	2.49%
Corporate bonds	9,388	3.21%	1,713	1.15%	—	—	272	5.13%	11,373	2.94%
SBA pooled securities	1	—	29	2.93%	—	—%	3,170	3.74%	3,200	3.73%
Total securities available for sale	$26,604	2.52%	$14,837	2.34%	$37,124	2.48%	$138,954	2.43%	$217,519	2.44%

Securities held-to-maturity	$—	—	$—	—	$7,945	—%	$—	—	$7,945	—%
Liabilities
Total liabilities were $5.209 billion as of December 31, 2020, compared to $4.424 billion at December 31, 2019, an increase of $785.3 million, the components of which are discussed below.
Deposits
Our total deposits were $4.717 billion as of December 31, 2020, compared to $3.790 billion as of December 31, 2019, an increase of $926.7 million, primarily due to growth in noninterest-bearing demand deposits, brokered time deposits, and other brokered deposits. Other brokered deposits, first utilized as part of our overall funding strategy in the second quarter of 2020, are non-maturity deposits obtained from wholesale sources. The growth in these products was partially offset by a decrease in certificates of deposit and money market deposit products during the year. As of December 31, 2020, interest-bearing demand deposits, noninterest-bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 70% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 30% of total deposits. See Note 11 – Deposits in the accompanying notes to consolidated financial statements included elsewhere in this report for details of our deposit balances as of December 31, 2020 and 2019.
The following table summarizes our average deposit balances and weighted average rates:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
(Dollars in thousands)	Average Balance	Average Rates	% of Total	Average Balance	Average Rates	% of Total	Average Balance	Average Rates	% of Total
Interest-bearing demand	$628,721	0.17%	15%	$593,178	0.25%	17%	$451,327	0.23%	16%
Individual retirement accounts	98,445	1.33%	2%	110,553	1.57%	3%	108,170	1.25%	4%
Money market	405,323	0.47%	10%	433,922	1.33%	12%	318,927	0.82%	11%
Savings	390,023	0.15%	10%	363,760	0.13%	10%	281,995	0.10%	10%
Certificates of deposit	948,687	1.84%	24%	1,016,797	2.22%	28%	809,321	1.48%	28%
Brokered time deposits	278,604	1.66%	7%	348,523	2.34%	10%	291,776	1.99%	10%
Other brokered deposits	205,398	0.21%	5%	—	—%	—%	—	—%	—%
Total interest-bearing deposits	2,955,201	0.93%	73%	2,866,733	1.40%	80%	2,261,516	1.02%	79%
Noninterest-bearing demand	1,114,912	—%	27%	723,682	—%	20%	605,863	—%	21%
Total deposits	$4,070,113	0.67%	100%	$3,590,415	1.12%	100%	$2,867,379	0.80%	100%

The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of December 31, 2020:

(Dollars in thousands)	$100,000 to $250000	Over $250000	Total
Maturity
3 months or less	$273,639	$31,707	$305,346
Over 3 through 6 months	259,413	73,430	332,843
Over 6 through 12 months	142,142	40,551	182,693
Over 12 months	69,895	18,753	88,648
	$745,089	$164,441	$909,530
Other Borrowings
Customer Repurchase Agreements
The following table provides a summary of our customer repurchase agreements as of and for the years ended December 31, 2020, 2019, and 2018:

(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Amount outstanding at end of the year	$3,099	$2,033	$4,485
Weighted average interest rate at end of the year	0.03%	0.03%	0.01%
Average daily balance during the year	$6,716	$7,823	$8,648
Weighted average interest rate during the year	0.03%	0.02%	0.02%
Maximum month-end balance during the year	$14,192	$14,463	$13,844
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions
FHLB Advances
As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2020, 2019, and 2018:

(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Amount outstanding at end of the year	$105,000	$430,000	$330,000
Weighted average interest rate at end of the year	0.17%	1.58%	2.52%
Average daily balance during the year	$342,264	$369,548	$345,388
Weighted average interest rate during the year	0.58%	2.32%	1.96%
Maximum month-end balance during the year	$850,000	$530,000	$455,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. Of the FHLB borrowings outstanding as of December 31, 2020, $75.0 million were short-term borrowings maturing within one year and $30.0 million were long term borrowings maturing after five years. As of December 31, 2020 and 2019, we had $1.247 billion and $871.0 million, respectively, in unused and available advances from the FHLB. The increase in our total borrowing capacity from December 31, 2019 to December 31, 2020 was primarily the result of our growth in assets and loans held for investment.
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

Information concerning borrowings under the PPPLF is summarized as follows for the year ended December 31, 2020:

(Dollars in thousands)	December 31, 2020
Amount outstanding at end of period	$191,860
Weighted average interest rate at end of period	0.35%
Average amount outstanding during the period	143,608
Weighted average interest rate during the period	0.35%
Highest month end balance during the period	223,809
At December 31, 2020, scheduled maturities of PPPLF borrowings are as follows:

(Dollars in thousands)	December 31, 2020
Within one year	$—
After one but within two years	191,860
Total	$191,860
At December 31, 2020, the PPPLF borrowings are secured by PPP Loans totaling $191.9 million and bear interest at a fixed rate of 0.35% annually. There were no borrowings under the PPPLF during the year ended December 31, 2019.
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
Issuance costs related to the 2016 Notes and the 2019 Notes totaled $1.3 million and $1.2 million, respectively, and have been netted against the subordinated notes liability on the consolidated balance sheets. The debt issuance costs are being amortized using the effective interest method over the life of the 2016 Notes and the 2019 Notes as a component of interest expense. The carrying value of the 2016 Notes and the 2019 Notes totaled $87.5 million at December 31, 2020.

Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of December 31, 2020:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2020
National Bancshares Capital Trust II	$15,464	$13,220	September 2033	LIBOR + 3.00%	3.22%
National Bancshares Capital Trust III	17,526	12,975	July 2036	LIBOR + 1.64%	1.88%
ColoEast Capital Trust I	5,155	3,611	September 2035	LIBOR + 1.60%	1.84%
ColoEast Capital Trust II	6,700	4,703	March 2037	LIBOR + 1.79%	2.03%
Valley Bancorp Statutory Trust I	3,093	2,879	September 2032	LIBOR + 3.40%	3.65%
Valley Bancorp Statutory Trust II	3,093	2,684	July 2034	LIBOR + 2.75%	2.98%
	$51,031	$40,072
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $40.1 million was allowed in the calculation of Tier I capital as of December 31, 2020.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $726.8 million and $636.6 million as of December 31, 2020 and 2019, respectively. The increase in total equity was primarily due to $42.4 million of preferred stock issued during the year and our $64.0 million of net income, offset in part by $35.8 million of common stock repurchased during the year.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2020, TBK Bank had $523.9 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines.
Regulatory Capital Requirements
Our capital management consists of providing equity to support our current and future operations. We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s or TBK Bank’s financial statements. For further information regarding our regulatory capital requirements, see Note 19 – Regulatory Matters in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2020. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - December 31, 2019
(Dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Customer repurchase agreements	$3,099	$3,099	$—	$—	$—
FHLB advances	105,000	75,000	—	—	30,000
Paycheck Protection Program Liquidity Facility	191,860	—	191,860	—	—
Subordinated notes	50,000	—	—	—	50,000
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	21,181	3,885	7,084	5,971	4,241
Time deposits with stated maturity dates	1,400,214	1,258,609	132,997	8,608	—
Total contractual obligations	$1,822,385	$1,340,593	$331,941	$14,579	$135,272
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 16 – Off-Balance Sheet Loan Commitments in the accompanying notes to the consolidated financial statements included elsewhere in this report.

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
Allowance for Credit Losses on Loans. Management considers the policies related to the allowance for credit losses on loans as the most critical to the financial statement presentation. The total allowance for credit losses on loans includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses. The allowance for credit losses is established through credit loss expense charged to current earnings. The amount maintained in the allowance reflects management’s estimate of the net amount not expected to be collected on the loans held for investment portfolio at the balance sheet date. The allowance for credit losses is comprised of specific reserves assigned to certain loans that don’t share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate, when the carrying amount of the loan exceeds the determined loss rate, or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, we stratify the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and calculate the net amount expected to be collected over the life of the loans to estimate the credit losses in the loan portfolio. The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. Refer to “Allowance for Credit Losses” above and Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for credit losses.
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
As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the fair value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values.
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
The following table summarizes simulated change in net interest income versus unchanged rates:

	December 31, 2020		December 31, 2019
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	18.4%	19.8%	12.5%	9.3%
+300 basis points	13.6%	15.3%	9.4%	7.1%
+200 basis points	8.7%	10.7%	6.3%	4.9%
+100 basis points	3.9%	6.0%	3.1%	2.6%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(3.6%)	(2.6%)	(3.3%)	(2.9%)
The following table presents the change in our economic value of equity, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	December 31, 2020	December 31, 2019
+400 basis points	36.5%	22.4%
+300 basis points	28.9%	18.1%
+200 basis points	20.3%	13.4%
+100 basis points	10.7%	7.5%
Flat rates	0.0%	0.0%
-100 basis points	(11.4)%	(9.9)%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of Triumph Bancorp, Inc.
Dallas, Texas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Triumph Bancorp, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses (“Topic 326”). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses – CECL Adoption and Reasonable and Supportable Forecasts
As described in Note 1 and presented in Note 4 to the financial statements, the Company adopted Topic 326 as of January 1, 2020. The current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions (see change in accounting principle explanatory paragraph above). As of December 31, 2020, the allowance for credit losses (“ACL”) of $95.7 million attributable to loans held for investment consisted of 1) an allocation for collateral dependent loans totaling $58.2 million of loss allocations on loans individually evaluated for impairment and 2) an allocation totaling $37.5 million of loss allocations on loans collectively evaluated (“pool basis”) for impairment.
The Company measures expected credit losses of loans on a pool basis when the loans share similar risk characteristics. Depending on the nature of the pool of loans with similar risk characteristics, the Company uses the discounted cash flow (“DCF”) method or a loss-rate method to estimate expected credit losses. Management has applied the loss-rate method to pools such as mortgage warehouse and factored receivables due to their short-term nature. The loans that are analyzed in the DCF method are greater in dollar amount, require more judgment, and have longer durations than those used in the loss-rate pools.
For loan pools utilizing the DCF approach, the Company performed a loss driver analysis to determine the economic factors, individually or in combination, which correlated to the historical loss experience used as a basis for the estimate. For all loan pools utilizing the DCF method, the Company utilizes national unemployment as the loss driver in addition to either the one-year percentage change in national retail sales, one-year percentage change in the national home price index, or the one-year percentage change in national gross domestic product depending on the nature of the underlying loan pool and the correlation of the index to the applicable pool. The development of the loss driver analysis and the application of the economic forecast is significant to the calculation as changes in the forecasts used in the DCF method could have a material effect on the Company’s financial statements.
Estimating reasonable and supportable forecasts requires significant judgment. Management leverages economic projections from a third party to inform its forecasts over the forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecasts. We identified auditing the reasonableness of forecasts in the ACL for loans using the DCF method as a critical audit matter as it involves especially subjective auditor judgment.
The primary audit procedures we performed in response to this critical audit matter included:
•Tested the operating effectiveness of controls over the Company’s ACL, including controls over the relevance and reliability of data used in assessing the forecasts in the DCF method and the reasonableness of the forecasts applied in the DCF method.

•Utilized the assistance of specialists in evaluating the appropriateness and mathematical accuracy of the loss driver analyses in the DCF method, and the relevance and reliability of data used in the development of the loss rate forecasts in the DCF method.
•Evaluated the reasonableness and appropriateness of the forecasting methodologies employed for suitability under the standard including, but not limited to, evaluating their conceptual soundness and inspecting and testing key assumptions and judgments.
Accounting for Transport Financial Solutions Business Combination
As described in Note 2 to the financial statements, Advance Business Capital LLC (“ABC”), a subsidiary of the Company, through a business combination acquired the factored receivables portfolio of Transport Financial Solutions (“TFS”), with a contractual balance of $108.7 million as of the acquisition date, July 7th, 2020. The purchase consideration included cash consideration of $108.4 million, 630,268 shares of the Company’s common stock valued at $13.9 million as of the acquisition date, and contingent consideration up to $9.9 million to be paid in cash following the twelve months period ending July 31, 2021. Subsequent to the closing of the acquisition, the Company determined that $62.2 million of the assets acquired at closing were advances to three large factoring clients (and their affiliated entities) of TFS pursuant to long-term contractual arrangements for services that had not yet been performed by the factoring clients. The Company subsequently entered into an amended purchase agreement where the shares previously distributed were liquidated and cash proceeds were returned to ABC, the contingent consideration was eliminated, and an indemnification agreement was entered into where the seller would cover up to $45.0 million of losses incurred related to the portfolio.
Business combinations are accounted for under Topic 805 – Business Combinations. Significant judgment must be applied when accounting for amended purchase agreements to determine if the amendment should be accounted for as part of the business combination or separately from the business combination. Due to the unusual nature of the transaction, it’s significance to the financial statements, and the challenging judgments associated with the accounting treatment, we classified the transaction as a critical audit matter.
The primary audit procedures we performed in response to this critical audit matter included:
•Tested the operating effectiveness of controls over management’s review of the accounting treatment of the transaction.
•Evaluated the significant terms of the original purchase agreement and the facts and circumstances around the reasons for the amended purchase agreement and the significant terms of the amended purchase agreement including management’s judgments as to whether the amended agreement should be accounted for as part of the business combination or separately from the business combination.
•Utilized the assistance of specialists to evaluate the accounting for the amended purchase agreement.
/s/ Crowe LLP
We have served as the Company's auditor since 2012.
Dallas, Texas
February 12, 2021

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(Dollar amounts in thousands)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$85,525	$67,747
Interest-bearing deposits with other banks	228,868	130,133
Total cash and cash equivalents	314,393	197,880
Securities - equity investments	5,826	5,437
Securities - available for sale	224,310	248,820
Securities - held to maturity, net of allowance for credit losses of $2,026 and $—, respectively, fair value $5,850 and $6,907, respectively	5,919	8,417
Loans held for sale	24,546	2,735
Loans, net of allowance for credit losses of $95,739 and $29,092, respectively	4,901,037	4,165,420
Federal Home Loan Bank and other restricted stock, at cost	6,751	19,860
Premises and equipment, net	103,404	96,595
Other real estate owned, net	1,432	3,009
Goodwill	163,209	158,743
Intangible assets, net	26,713	31,543
Bank-owned life insurance	41,608	40,954
Deferred tax asset, net	6,427	3,812
Indemnification asset	36,225	—
Other assets	73,991	77,072
Total assets	$5,935,791	$5,060,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$1,352,785	$809,696
Interest-bearing	3,363,815	2,980,210
Total deposits	4,716,600	3,789,906
Customer repurchase agreements	3,099	2,033
Federal Home Loan Bank advances	105,000	430,000
Paycheck Protection Program Liquidity Facility	191,860	—
Subordinated notes	87,509	87,327
Junior subordinated debentures	40,072	39,566
Other liabilities	64,870	74,875
Total liabilities	5,209,010	4,423,707
Commitments and contingencies - See Notes 14 and 15
Stockholders' equity - See Note 19
Preferred stock	45,000	—
Common stock, 24,868,218 and 24,964,961 shares outstanding, respectively	280	272
Additional paid-in-capital	489,151	473,251
Treasury stock, at cost	(103,052)	(67,069)
Retained earnings	289,583	229,030
Accumulated other comprehensive income	5,819	1,106
Total stockholders’ equity	726,781	636,590
Total liabilities and stockholders' equity	$5,935,791	$5,060,297
See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2020, 2019 and 2018
(Dollar amounts in thousands, except per share amounts)

	2020	2019	2018
Interest and dividend income:
Loans, including fees	$198,214	$195,648	$160,723
Factored receivables, including fees	114,434	101,257	92,103
Securities	8,229	10,474	6,354
FHLB and other restricted stock	530	712	507
Cash deposits	708	3,062	3,289
Total interest and dividend income	322,115	311,153	262,976
Interest expense:
Deposits	27,403	40,225	23,058
Subordinated notes	5,363	3,553	3,351
Junior subordinated debentures	2,114	2,910	2,741
Other borrowings	2,507	8,562	6,776
Total interest expense	37,387	55,250	35,926
Net interest income	284,728	255,903	227,050
Credit loss expense	38,329	7,942	16,167
Net interest income after credit loss expense	246,399	247,961	210,883
Noninterest income:
Service charges on deposits	5,274	7,132	5,469
Card income	7,781	7,873	6,514
Net OREO gains (losses) and valuation adjustments	(616)	351	(514)
Net gains (losses) on sale of securities	3,226	61	(272)
Fee income	6,007	6,441	5,150
Insurance commissions	4,232	4,219	3,492
Gain on sale of subsidiary or division	9,758	—	1,071
Other	24,723	5,492	2,060
Total noninterest income	60,385	31,569	22,970
Noninterest expense:
Salaries and employee benefits	126,975	112,862	90,212
Occupancy, furniture and equipment	22,766	18,196	14,023
FDIC insurance and other regulatory assessments	1,520	298	1,129
Professional fees	9,349	7,288	8,939
Amortization of intangible assets	8,330	9,131	6,980
Advertising and promotion	4,718	6,126	4,974
Communications and technology	22,153	20,976	18,270
Other	26,263	29,207	22,826
Total noninterest expense	222,074	204,084	167,353
Net income before income tax expense	84,710	75,446	66,500
Income tax expense	20,686	16,902	14,792
Net income	64,024	58,544	51,708
Dividends on preferred stock	(1,701)	—	(578)
Net income available to common stockholders	$62,323	$58,544	$51,130
Earnings per common share
Basic	$2.56	$2.26	$2.06
Diluted	$2.53	$2.25	$2.03
See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2020, 2019 and 2018
(Dollar amounts in thousands, except per share amounts)

	2020	2019	2018
Net income	$64,024	$58,544	$51,708
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	8,578	3,065	(1,059)
Tax effect	(2,062)	(709)	240
Unrealized holding gains (losses) arising during the period, net of taxes	6,516	2,356	(819)
Reclassification of amount realized through sale or call of securities	(3,226)	(61)	272
Tax effect	800	14	(60)
Reclassification of amount realized through sale or call of securities, net of taxes	(2,426)	(47)	212
Change in unrealized gains (losses) on securities, net of tax	4,090	2,309	(607)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	782	—	—
Tax effect	(185)	—	—
Unrealized holding gains (losses) arising during the period, net of taxes	597	—	—
Reclassification of amount of (gains) losses recognized into income	34	—	—
Tax effect	(8)	—	—
Reclassification of amount of (gains) losses recognized into income, net of taxes	26	—	—
Change in unrealized gains (losses) on derivative financial instruments	623	—	—
Total other comprehensive income (loss)	4,713	2,309	(607)
Comprehensive income	$68,737	$60,853	$51,101
See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2020, 2019 and 2018
(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost	Retained Earnings
Balance, January 1, 2018	$9,658	20,820,445	$209	$264,855	91,951	$(1,784)	$119,356	$(596)	$391,698
Issuance of common stock, net of issuance costs	—	5,405,000	54	191,999	—	—	—	—	192,053
Issuance of restricted stock awards	—	65,001	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	2,735	—	—	—	—	2,735
Forfeiture of restricted stock awards	—	(2,448)	—	106	2,448	(106)	—	—	—
Stock option exercises, net	—	1,366	—	(4)	—	—	—	—	(4)
Purchase of treasury stock	—	(9,664)	—	—	9,664	(398)	—	—	(398)
Preferred stock converted to common stock	(9,658)	670,236	7	9,651	—	—	—	—	—
Series A Preferred dividends	—	—	—	—	—	—	(273)	—	(273)
Series B Preferred dividends	—	—	—	—	—	—	(305)	—	(305)
Net income	—	—	—	—	—	—	51,708	—	51,708
Other comprehensive income (loss)	—	—	—	—	—	—	—	(607)	(607)
December 31, 2018	$—	26,949,936	$271	$469,341	104,063	$(2,288)	$170,486	$(1,203)	$636,607
Issuance of restricted stock awards	—	104,413	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,654	—	—	—	—	3,654
Forfeiture of restricted stock awards	—	(8,602)	—	257	8,602	(257)	—	—	—
Stock option exercises, net	—	5,230	—	—	—	—	—	—	—
Purchase of treasury stock	—	(2,086,016)	—	—	2,086,016	(64,524)	—	—	(64,524)
Net income	—	—	—	—	—	—	58,544	—	58,544
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,309	2,309
December 31, 2019	$—	24,964,961	$272	$473,251	2,198,681	$(67,069)	$229,030	$1,106	$636,590
Impact of adoption of ASU 2016-13	—	—	—	—	—	—	(1,770)	—	(1,770)
Issuance of preferred stock, net of issuance costs	45,000	—	—	(2,636)	—	—	—	—	42,364
Issuance of common stock, net of issuance costs	—	630,268	7	13,935	—	—	—	—	13,942
Issuance of restricted stock awards	—	138,417	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	4,618	—	—	—	—	4,618
Forfeiture of restricted stock awards	—	(6,067)	—	211	6,067	(211)	—	—	—
Stock option exercises, net	—	19,394	—	(227)	—	—	—	—	(227)
Purchase of treasury stock	—	(878,755)	—	—	878,755	(35,772)	—	—	(35,772)
Preferred stock dividends	—	—	—	—	—	—	(1,701)	—	(1,701)
Net income	—	—	—	—	—	—	64,024	—	64,024
Other comprehensive income (loss)	—	—	—	—	—	—	—	4,713	4,713
December 31, 2020	$45,000	24,868,218	$280	$489,151	3,083,503	$(103,052)	$289,583	$5,819	$726,781
See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018
(Dollar amounts in thousands, except per share amounts)

	2020	2019	2018
Cash flows from operating activities:
Net income	$64,024	$58,544	$51,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,720	8,135	5,720
Net accretion on loans	(10,711)	(5,568)	(8,296)
Amortization of subordinated notes issuance costs	182	116	101
Amortization of junior subordinated debentures	506	483	460
Net amortization on securities	(129)	205	947
Amortization of intangible assets	8,330	9,131	6,980
Deferred taxes	(2,080)	3,931	708
Credit loss expense	38,329	7,942	16,167
Stock based compensation	4,618	3,654	2,735
Net (gains) losses on sale of securities	(3,226)	(61)	272
Net (gains) losses on equity securities	(389)	(393)	—
Origination of loans held for sale	(60,867)	(32,570)	(4,317)
Purchases of loans held for sale	(50,765)	(30,486)	—
Proceeds from sale of loans originated for sale	109,471	63,080	3,495
Net gains on sale of loans	(3,585)	(653)	(46)
Net (gains) losses on loans transferred to loans held for sale	770	(1,669)	—
Net OREO (gains) losses and valuation adjustments	616	(351)	514
Net change in operating leases	1,054	181	—
Gain on sale of subsidiary or division	(9,758)	—	(1,071)
Contingent consideration paid	(22,000)	—	—
(Increase) decrease in other assets	12,215	(14,991)	(8,385)
Increase (decrease) in other liabilities	10,002	3,790	6,138
Net cash provided by (used in) operating activities	97,327	72,450	73,830
Cash flows from investing activities:
Purchases of securities available for sale	(133,970)	(80,459)	(19,875)
Proceeds from sales of securities available for sale	70,198	40,617	123,016
Proceeds from maturities, calls, and pay downs of securities available for sale	96,768	129,382	78,709
Proceeds from maturities, calls, and pay downs of securities held to maturity	693	993	1,053
Purchases of loans held for investment	(324,892)	(129,428)	—
Proceeds from sale of loans	165,877	47,832	9,781
Net change in loans	(632,517)	(506,816)	(388,276)
Purchases of premises and equipment, net	(17,574)	(21,338)	(18,776)
Net proceeds from sale of OREO	2,111	2,762	8,483
Proceeds from surrender of BOLI	—	—	4,623
(Purchases) redemptions of FHLB and other restricted stock, net	13,109	(3,917)	978
Cash paid for acquisitions, net of cash acquired	(108,375)	—	(141,872)
Proceeds from sale of subsidiary or division, net	93,835	—	73,849
Net cash provided by (used in) investing activities	(774,737)	(520,372)	(268,307)
Cash flows from financing activities:
Net increase (decrease) in deposits	921,333	339,557	146,954
Increase (decrease) in customer repurchase agreements	1,066	(2,452)	(7,003)
Increase (decrease) in Federal Home Loan Bank advances	(325,000)	100,000	(35,737)
Proceeds from Paycheck Protection Program Liquidity Facility borrowings	231,370	—	—
Repayment of Paycheck Protection Program Liquidity Facility borrowings	(39,510)	—	—
Proceeds from issuance of subordinated notes, net	—	38,282	—
Issuance of common stock, net of issuance costs	—	—	192,053
Issuance of preferred stock, net of issuance costs	42,364	—	—
Stock option exercises	(227)	—	(4)
Purchase of treasury stock	(35,772)	(64,524)	(398)
Dividends on preferred stock	(1,701)	—	(578)
Net cash provided by (used in) financing activities	793,923	410,863	295,287
Net increase (decrease) in cash and cash equivalents	116,513	(37,059)	100,810
Cash and cash equivalents at beginning of period	197,880	234,939	134,129
Cash and cash equivalents at end of period	$314,393	$197,880	$234,939

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018
(Dollar amounts in thousands, except per share amounts)

	2020	2019	2018
Supplemental cash flow information:
Interest paid	$41,743	$52,006	$31,965
Income taxes paid, net	$12,080	$17,748	$12,839
Cash paid for operating lease liabilities	$4,236	$4,196	$—
Supplemental noncash disclosures:
Loans transferred to OREO	$1,150	$3,360	$514
Premises transferred to OREO	$—	$—	$1,139
Loans transferred to loans held for sale	$185,823	$46,163	$9,781
Assets transferred to assets held for sale	$84,077	$—	$—
Lease liabilities arising from obtaining right-of-use assets	$1,777	$2,557	$—

See accompanying notes to consolidated financial statements.

Table of Content
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
See Note 2 – Business Combinations and Divestitures for additional information pertaining to the TPF and THF sales and the impact of the transactions on the Company’s consolidated financial statements.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Financial position and results of operations
In keeping with guidance from regulators, the Company continues to work with COVID-19 affected customers. During the second quarter of 2020 we waived fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees were temporary and expired on June 1, 2020 resulting in a decrease in service charges on deposits fee income for the year ended December 31, 2020 compared to the same period during 2019. Should the pandemic and the global response escalate further, it is possible that the Company could reduce such fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.
The Company’s interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of December 31, 2020 the Company carries $726,000 of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity
Our reported and regulatory capital ratios could be adversely impacted by further credit loss expense.  We rely on cash on hand as well as dividends from our subsidiary bank to service our debt.  If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt. We maintain access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, but rates for short-term funding have recently been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
Intangible asset valuation
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days.  As of December 31, 2020, the Company’s balance sheet reflected 59 of these deferrals on outstanding loan balances of $104,597,000.  In accordance with the CARES Act and March 2020 interagency guidance, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company has participated in assisting its customers with applications for resources through the program.  PPP loans have two-year and five-year terms and earn interest at a 1% coupon. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of December 31, 2020, the Company carried 1,913 PPP loans representing a book value of $189,857,000. The Company has received approximately $7,660,000 in total fees from the SBA, $4,570,000 of which were recognized in interest income and fees during the year ended December 31, 2020. The remaining fees will be amortized and recognized over the remaining lives of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
Credit
The Company is working with customers directly affected by COVID-19.  The Company is prepared to offer assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in communication with borrowers to understand their situation and the challenges faced, allowing the Company to respond proactively as needs and issues arise. Should the economy experience a prolonged period of poor economic conditions or should economic conditions worsen, the Company could experience further increases in its required allowance for credit losses (“ACL”) and record additional credit loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
Held to Maturity Securities
At December 31, 2020, we held $7,945,000 in subordinated notes of three CLO securities managed by our former subsidiary.  These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  During the year ended December 31, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. At December 31, 2020, the CLO investments had recovered and none of the overcollateralization triggers were tripped. The required ACL on these balances was $2,026,000 December 31, 2020 resulting in $1,900,000 of credit loss expense recognized during the year ended December 31, 2020.  Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. Thus, we may not receive the full amount of cash distributions we expect to receive, which would cause us to record additional allowance for credit losses with a corresponding charge to credit loss expense through earnings. At December 31, 2020, the Company’s held to maturity securities were classified as nonaccrual.
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

Table of Content
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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the year ended December 31, 2020 and 2019.
Allowance for Credit Losses – Available for Sale Securities
For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in such a situation.
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
Allowance for Credit Losses – Held to Maturity Securities
The allowance for credit losses on held to maturity securities is estimated on a collective basis by major security type. At December 31, 2020 and 2019, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
Accrued interest receivable is excluded from the estimate of credit losses.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Securities
Equity securities are recorded at fair value, with unrealized gains and losses included in earnings. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method.
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
Other factoring-related fees, which include wire transfer fees, carrier payment fees, fuel advance fees, and other similar fees, are reported by the Company as non-interest income.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allowance for Credit Losses – Loans
Refer to the Adoption of New Accounting Standards within this footnote for discussion of the change in methodology used to calculate the ACL effective January 1, 2020.
Under the current expected credit loss model adopted by the Company on January 1, 2020, the allowance for credit losses on loans is a valuation allowance estimated at each balance sheet date in accordance with US GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to historical loss information on a straight-line basis over eight quarters when it can no longer develop reasonable and supportable forecasts.
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
Construction, land development, land —This category of loans consists of loans to finance the ground up construction, improvement and/or carrying for sale after the completion of construction of owner occupied and non-owner occupied residential and commercial properties, and loans secured by raw or improved land. The repayment of construction loans is generally dependent upon the successful completion of the improvements by the builder for the end user, or sale of the property to a third-party. Repayment of land secured loans are dependent upon the successful development and sale of the property, the sale of the land as is, or the outside cash flow of the owners to support the retirement of the debt.
1-4 family residential — This category of loans includes both first and junior liens on residential real estate. Home equity revolving lines of credit and home equity term loans are included in this group of loans.
Farmland — These loans are principally loans to purchase farmland.
Commercial — Commercial loans are loans for commercial, corporate and business purposes. The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment, agriculture operating loans and other business loans for working capital and operational purposes. Commercial loans are generally secured by accounts receivable, inventory and other business assets. Also included in commercial loans are our Paycheck Protection ("PPP") loans originated during 2020.
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

Table of Content
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
Mortgage Warehouse — Mortgage Warehouse facilities are provided to unaffiliated mortgage origination companies and are collateralized by 1-4 family residential loans. The originator closes new mortgage loans with the intent to sell these loans to third-party investors for a profit. The Company provides funding to the mortgage companies for the period between the origination and their sale of the loan. The Company has a policy that requires that it separately validate that each residential mortgage loan was underwritten consistent with the underwriting requirements of the final investor or market standards prior to advancing funds. The Company is repaid with the proceeds received from sale of the mortgage loan to the final investor.
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
For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third-party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Paycheck Protection Program
With the passage of the PPP, the Company has actively participated in assisting its customers with applications for loans through the program.  Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our PPP loans, the Company does not carry an ACL on its PPP loans at December 31, 2020.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company leases certain properties and equipment under operating leases. For leases in effect upon adoption of Accounting Standards Update 2016-2, “Leases (Topic 842)” at January 1, 2019 and for any leases commencing thereafter, the Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company will record an impairment charge based on that difference. Our annual goodwill impairment test did not identify any goodwill impairment for the years ended December 31, 2020, 2019, and 2018.
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
Derivative Financial Instruments
The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. At December 31, 2020, the Company had one cash flow hedge position and no fair value or foreign currency hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Unrealized gains or losses are reported as other comprehensive income or loss.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2020 and 2019 estimated fair value for non-impaired loans and deposits are judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.
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
The banking segment includes the operations of TBK Bank and TriumphPay. The banking segment derives its revenue principally from investments in interest-earning assets as well as noninterest income typical for the banking industry. The banking segment also includes commercial factoring services which are originated through the commercial finance division of TBK Bank.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The factoring segment includes the operations of TBC with revenue derived from factoring services.
The corporate segment includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on debt securities available for sale and cash flow hedges, net of taxes, which are also recognized as a separate component of equity.
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

Table of Content
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
The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net reduction of retained earnings of $1,770,000 upon adoption. The transition adjustment includes an increase in the allowance for credit losses on loans of $269,000, an increase in the allowance for credit losses on held to maturity debt securities of $126,000, and an increase in the allowance for credit losses on off-balance sheet credit exposures of $1,918,000, net of the corresponding increases in deferred tax assets of $543,000.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible so long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the U.S. Multiple modifications of the same credits are allowed and there is no cap on the duration of the modification. On December 21, 2020, certain provisions of the CARES Act, including the temporary suspension of certain requirements related to TDRs, were extended through December 31, 2021. See Note 4 of the footnotes to the consolidated financial statements for disclosure of the impact to date.
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
NOTE 2 — BUSINESS COMBINATIONS AND DIVESTITURES
Transport Financial Solutions
On July 8, 2020, the Company, through its wholly-owned subsidiary Advance Business Capital LLC (“ABC”), acquired the transportation factoring assets and certain personnel (the “TFS Acquisition”) of Transport Financial Solutions (“TFS”), a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), in exchange for cash consideration of $108,375,000, 630,268 shares of the Company’s common stock valued at approximately $13,942,000, and contingent consideration of up to approximately $9,900,000 to be paid in cash following the twelve-month period ending July 31, 2021.
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
On September 23, 2020, the Company and ABC entered into an Account Management Agreement, Amendment to Purchase Agreement and Mutual Release (the “Agreement”) with CVLG and Covenant Transport Solutions, LLC, a wholly owned subsidiary of CVLG (“CTS” and, together with CVLG, "Covenant"). Pursuant to the Agreement, the parties agreed to certain amendments to that certain Accounts Receivable Purchase Agreement (the “ARPA”), dated as of July 8, 2020, by and among ABC, as buyer, CTS, as seller, and the Company, as buyer indirect parent. Such amendments include:
•Return of the portion of the purchase price paid under the ARPA consisting of 630,268 shares of Company common stock, which was accomplished through the sale of such shares by Covenant pursuant to the terms of the Agreement and the surrender of the cash proceeds of such sale (net of brokerage or underwriting fees and commissions) to the Company;
•Elimination of the earn-out consideration potentially payable to CTS under the ARPA; and

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Modification of the indemnity provisions under the ARPA that eliminated the existing indemnifications for breaches of representations and warranties and replaced such with a newly established indemnification by Covenant in the event ABC incurs losses related to the $62,200,000 in over-formula advances made to specified clients identified in the Agreement (the “Over-Formula Advance Portfolio”). Under the terms of the new indemnification arrangement, Covenant is responsible for and will indemnify ABC for 100% of the first $30,000,000 of any losses incurred by ABC related to the Over-Formula Advance Portfolio, and for 50% of the next $30,000,000 of any losses incurred by ABC, for total indemnification by Covenant of $45,000,000.
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
Pursuant to the Agreement, Triumph and Covenant agreed to certain terms related to the management of the Over-Formula Advance Portfolio, and the terms by which Covenant may provide assistance to maximize recovery on the Over-Formula Advance Portfolio.
Pursuant to the Agreement, the Company and Covenant provided mutual releases to each other related to any and all claims related to the transactions contemplated by the ARPA or the Over-Formula Advance Portfolio.
The measurement period for this transaction was open at the time the Agreement was executed and the Company has determined that there is a clear and direct link between the Agreement and the ARPA. Therefore, the terms of the Agreement have been incorporated into the Company's purchase accounting which has resulted in the elimination of the contingent consideration component of the ARPA, the recognition of a receivable due from Covenant as part of the consideration for the transaction, and an indemnification asset to reflect the modification of Covenant's indemnification obligations.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Factored receivables	$107,524
Allowance for credit losses	(37,415)
Factored receivables, net of ACL	70,109
Intangible assets	3,500
Indemnification asset	30,959
Deferred income taxes	1,448
106,016
Liabilities assumed:
Deposits	5,361
5,361
Fair value of net assets acquired	100,655
Consideration:
Cash paid	108,375
Stock consideration	13,942
Receivable due from seller subsequent to liquidation of stock consideration	(17,196)
Total consideration	105,121
Goodwill	$4,466
The acquired assets were allocated to the Company’s Factoring segment. The Company has recognized goodwill of $4,466,000, which was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Factoring segment. The goodwill in this acquisition resulted from expected synergies and expansion in the factoring market. The goodwill is not deductible for tax purposes.
Consideration included a receivable due from Covenant subsequent to liquidation of the stock consideration with an acquisition date fair value of $17,196,000. The fair value of the receivable due from Covenant for initial purchase accounting measurement purposes was based on the Company's stock price on the date of the Agreement, less an estimate of broker commissions and discounts. During the year ended December 31, 2020, the entirety of the acquired stock was sold by Covenant and Covenant delivered net proceeds of $28,064,000. The Company recognized $10,868,000 of other noninterest income measured as the difference between the initial purchase accounting measurement and the amount of net proceeds delivered to the Company upon liquidation.
The intangible assets recognized include a customer relationship intangible asset with an acquisition date fair value of $3,500,000 which will be amortized utilizing an accelerated method over its eight year estimated useful life.
The indemnification asset was measured separately from the related covered portfolio. It is not contractually embedded in the covered portfolio nor is it transferable with the covered portfolio should the Company choose to dispose of the portfolio or a portion of the portfolio. The indemnification asset at the time of the TFS Acquisition had a fair value of $30,959,000, measured as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. These cash flows were discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The amount ultimately collected for this asset will be dependent upon the performance of the underlying covered portfolio, the passage of time, and Covenant's willingness and ability to make necessary payments. The terms of the Agreement are such that indemnification has no expiration date and the Company will continue to carry the indemnification asset until ultimate resolution of the covered portfolio. The Company has elected the fair value option for the indemnification asset. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The Company's estimate of probable losses on the covered portfolio increased between the acquisition date and year end resulting in an increase in the value of the indemnification asset of $5,266,000 to $36,225,000 at December 31, 2020.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(Dollars in thousands)
Purchase price of loans at acquisition	$25,147
Allowance for credit losses at acquisition	37,415
Non-credit discount/(premium) at acquisition	941
Par value of acquired loans at acquisition	$63,503
Revenue and earnings of TFS since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.
Expenses related to the acquisition, including professional fees and other transaction costs, totaling $827,000 were recorded in noninterest expense in the consolidated statements of income during the year ended December 31, 2020.
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

Table of Content
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

	Loans Excluding PCI Loans			PCI Loans			Total Loans Acquired
(Dollars in thousands)	FBD	SCC	Total	FBD	SCC	Total
Commercial real estate	$140,955	$11,894	$152,849	$832	$200	$1,032	$153,881
Construction, land development, land	13,949	5,229	19,178	3,081	—	3,081	22,259
1-4 family residential properties	59,228	10,180	69,408	75	—	75	69,483
Farmland	5,709	1,207	6,916	—	—	—	6,916
Commercial	26,125	2,121	28,246	1,020	—	1,020	29,266
Factored receivables	—	—	—	—	—	—	—
Consumer	5,410	623	6,033	—	—	—	6,033
Mortgage warehouse	—	—	—	—	—	—	—
	$251,376	$31,254	$282,630	$5,008	$200	$5,208	$287,838

Table of Content
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

Table of Content
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
Consideration paid included contingent consideration with an acquisition date fair value of $20,000,000. The contingent consideration is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of a 30 month earnout period, a final average index price will be calculated and the contingent consideration will be settled in cash based on the final average index price. Final contingent consideration payout will range from $0 to $22,000,000, and the fair value of the associated liability will be remeasured each reporting period with changes in fair value recorded in noninterest income in the consolidated statements of income. The full $22,000,000 of contingent consideration was paid out during the year ended December 31, 2020.
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

Table of Content
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
NOTE 3 — SECURITIES
Equity Securities with Readily Determinable Fair Values
The Company held equity securities with fair values of $5,826,000 and $5,437,000 at December 31, 2020 and 2019, respectively. The gross realized and unrealized gains (losses) recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

(Dollars in thousands)	2020	2019
Unrealized gains (losses) on equity securities still held at the reporting date	$389	$393
Realized gains (losses) on equity securities sold during the period	—	—
	$389	$393
Debt Securities
Debt securities have been classified in the financial statements as available for sale or held to maturity. The following table summarizes the amortized cost, fair value, and allowance for credit losses of debt securities and the corresponding amounts of gross unrealized gains and losses of available for sale securities recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses of held to maturity securities

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2020
Available for sale securities:
U.S. Government agency obligations	$14,942	$146	$—	$—	$15,088
Mortgage-backed securities, residential	26,547	1,139	(2)	—	27,684
Asset-backed securities	7,091	—	(52)	—	7,039
State and municipal	36,238	1,157	—	—	37,395
CLO Securities	118,128	4,335	(259)	—	122,204
Corporate bonds	11,373	205	(5)	—	11,573
SBA pooled securities	3,200	133	(6)	—	3,327
Total available for sale securities	$217,519	$7,115	$(324)	$—	$224,310

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Held to maturity securities:
CLO securities	$7,945	$—	$(2,095)	$5,850
Allowance for credit losses	(2,026)
Total held to maturity securities, net of ACL	$5,919

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available for sale securities:
U.S. Government agency obligations	$39,679	$115	$(34)	$39,760
U.S. Treasury notes	37,324	728	(36)	38,016
Mortgage-backed securities, residential	8,039	—	(80)	7,959
Asset-backed securities	31,746	327	(8)	32,065
State and municipal	75,592	39	(358)	75,273
Corporate bonds	50,889	695	(1)	51,583
SBA pooled securities	4,112	53	(1)	4,164
Total available for sale securities	$247,381	$1,957	$(518)	$248,820

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Held to maturity securities:
CLO securities	$8,417	$—	$(1,510)	$6,907
The amortized cost and estimated fair value of debt securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$26,603	$26,873	$—	$—
Due from one year to five years	12,119	12,394	—	—
Due from five years to ten years	23,434	24,944	7,945	5,850
Due after ten years	118,525	122,049	—	—
	180,681	186,260	7,945	5,850
Mortgage-backed securities, residential	26,547	27,684	—	—
Asset-backed securities	7,091	7,039	—	—
SBA pooled securities	3,200	3,327	—	—
	$217,519	$224,310	$7,945	$5,850
Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

(Dollars in thousands)	2020	2019	2018
Proceeds	$70,198	$40,617	$123,016
Gross gains	3,233	133	3
Gross losses	(140)	(125)	(273)
Net gains and losses from calls of securities	133	53	(2)
Debt securities with a carrying amount of approximately $73,056,000 and $48,237,000 at December 31, 2020 and 2019, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued interest on available for sale securities totaled $1,233,000 and $1,685,000 at December 31, 2020 and 2019, respectively, and was included in other assets in the Consolidated Balance Sheets.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	100	(1)	215	(1)	315	(2)
Asset-backed securities	129	—	6,911	(52)	7,040	(52)
State and municipal	—	—	—	—	—	—
CLO Securities	12,083	(93)	29,785	(166)	41,868	(259)
Corporate bonds	498	(5)	150	—	648	(5)
SBA pooled securities	889	(6)	29	—	918	(6)
Total available for sale securities	$13,699	$(105)	$37,090	$(219)	$50,789	$(324)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Available for sale securities:
U.S. Government agency obligations	$—	$—	$12,331	$(34)	$12,331	$(34)
Mortgage-backed securities, residential	3,549	(29)	777	(7)	4,326	(36)
Asset-backed securities	2,986	(36)	4,973	(44)	7,959	(80)
State and municipal	562	—	3,426	(8)	3,988	(8)
CLO Securities	58,160	(358)	—	—	58,160	(358)
Corporate bonds	—	—	149	(1)	149	(1)
SBA pooled securities	354	—	9	(1)	363	(1)
Total available for sale securities	$65,611	$(423)	$21,665	$(95)	$87,276	$(518)
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
At December 31, 2020, the Company had 42 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2020, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Year Ended December 31,
Held to Maturity CLO Securities	2020	2019	2018
Allowance for credit losses:
Beginning balance	$—	$—	$—
Impact of adopting ASC 326	126	—	—
Credit loss expense	1,900	—	—
Allowance for credit losses ending balance	$2,026	$—	$—
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  During the year ended December 31, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. At year end, there were no overcollateralization triggers that remained tripped. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. At December 31, 2020, the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	December 31, 2020	December 31, 2019
1-4 family residential	$6,319	$2,735
Commercial	18,227	—
Total loans held for sale	$24,546	$2,735
Loans Held for Investment and Allowance for Credit Losses
The following table presents the amortized cost and unpaid principal for loans held for investment:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$779,158	$782,614	$(3,456)	$1,046,961	$1,051,684	$(4,723)
Construction, land development, land	219,647	220,021	(374)	160,569	162,335	(1,766)
1-4 family residential properties	157,147	157,731	(584)	179,425	180,340	(915)
Farmland	103,685	104,522	(837)	154,975	156,995	(2,020)
Commercial	1,562,957	1,579,841	(16,884)	1,342,683	1,346,444	(3,761)
Factored receivables	1,120,770	1,122,008	(1,238)	619,986	621,697	(1,711)
Consumer	15,838	15,863	(25)	21,925	21,994	(69)
Mortgage warehouse	1,037,574	1,037,574	—	667,988	667,988	—
Total	4,996,776	$5,020,174	$(23,398)	4,194,512	$4,209,477	$(14,965)
Allowance for credit losses	(95,739)			(29,092)
	$4,901,037			$4,165,420

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The difference between the amortized cost and unpaid principal balance is primarily (1) premiums and discounts associated with acquired loans totaling $18,511,000 and $13,573,000 at December 31, 2020 and 2019, respectively, and (2) net deferred origination and factoring fees totaling $4,887,000 and $1,392,000 at December 31, 2020 and 2019, respectively.
Accrued Interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $18,198,000 and $18,553,000 at December 31, 2020 and December 31, 2019, respectively, and was included in other assets in the Consolidated Balance Sheets.
As of December 31, 2020, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (22%), Colorado (17%), Illinois (12%), and Iowa (6%), make up 57% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2019, the states of Texas (27%), Colorado (23%), Illinois (13%), and Iowa (7%) made up 70% of the Company’s gross loans, excluding factored receivables.
A majority (90%) of the Company’s factored receivables, representing approximately 20% of the total loan portfolio as of December 31, 2020, are transportation receivables. At December 31, 2019, 77% of our factored receivables, representing approximately 11% of our total loan portfolio, were transportation receivables.
At December 31, 2020 and 2019, the Company had $145,892,000 and $66,754,000, respectively, of customer reserves associated with factored receivables which are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer and are periodically released to or withdrawn by customers. Customer reserves are reported as deposits in the consolidated balance sheets.
At December 31, 2020 the balance of the Over-Formula Advance Portfolio included in factored receivables was $62,100,000.
As of December 31, 2020 the Company carries a separate $19,600,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is included in factored receivables and is separate from the aforementioned Over-Formula Advance Portfolio. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to the Company by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. In addition to commencing litigation against such customer, the Company has also filed a declaratory judgment action in Federal District Court for the Southern District of Florida seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to the Company. Based on our legal analysis and discussions with our counsel advising us on this matter, the Company believes it is probable that it will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, the Company has not reserved for such balance as of December 31, 2020.
Loans with carrying amounts of $2,255,441,000 and $1,301,851,000 at December 31, 2020 and 2019, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and, beginning in 2020, to secure Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.
During the year ended December 31, 2020, loans with carrying amounts of $185,823,000 were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the year ended December 31, 2020, certain loans transferred to held for sale were sold resulting in proceeds of $165,877,000, and the Company recognized net losses on transfers and sales of loans, which were recorded as other noninterest income in the consolidated statements of income, of $770,000.
During the year ended December 31, 2019, loans with carrying amounts of $46,163,000 were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the year ended December 31, 2019, certain loans transferred to held for sale were sold resulting in proceeds of $47,832,000 and net gains on transfers and sales of loans, which were recorded as other noninterest income in the Consolidated Statements of Income, of $1,669,000.
During the year ended December 31, 2018, a related party loan with a carrying amount of $9,781,000 was transferred to loans held for sale as the Company made the decision to sell the loan. The loan was subsequently sold at its par value for no gain or loss. See Note 18 – Related Party Transactions for further information regarding the sale of the related party loan.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Credit Loss Expense	Charge-offs	Recoveries	Reclassification To Held For Sale	Ending Balance
Year ended December 31, 2020
Commercial real estate	$5,353	$1,372	$—	$3,607	$(320)	$170	$—	$10,182
Construction, land development, land	1,382	(187)	—	2,005	(23)	241	—	3,418
1-4 family residential properties	308	513	—	378	(27)	53	—	1,225
Farmland	670	437	—	(355)	—	80	—	832
Commercial	12,566	(184)	—	11,336	(2,344)	1,115	(449)	22,040
Factored receivables	7,657	(1,630)	37,415	16,079	(3,201)	143	—	56,463
Consumer	488	(52)	—	562	(573)	117	—	542
Mortgage warehouse	668	—	—	369	—	—	—	1,037
	$29,092	$269	$37,415	$33,981	$(6,488)	$1,919	$(449)	$95,739

(Dollars in thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2019
Commercial real estate	$4,493	$1,163	$(304)	$1	$5,353
Construction, land development, land	1,134	234	(78)	92	1,382
1-4 family residential properties	317	71	(141)	61	308
Farmland	535	400	(265)	—	670
Commercial	12,865	2,580	(3,326)	447	12,566
Factored receivables	7,299	2,556	(2,494)	296	7,657
Consumer	615	583	(876)	166	488
Mortgage warehouse	313	355	—	—	668
	$27,571	$7,942	$(7,484)	$1,063	$29,092

(Dollars in thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2018
Commercial real estate	$3,435	$1,044	$(90)	$104	$4,493
Construction, land development, land	883	293	(59)	17	1,134
1-4 family residential properties	293	23	(17)	18	317
Farmland	310	425	(200)	—	535
Commercial	8,150	10,052	(5,855)	518	12,865
Factored receivables	4,597	3,857	(1,224)	69	7,299
Consumer	783	457	(989)	364	615
Mortgage warehouse	297	16	—	—	313
	$18,748	$16,167	$(8,434)	$1,090	$27,571

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The ACL as of December 31, 2020 was estimated using the current expected credit loss model. Management determined that the $62,200,000 in Over-Formula Advances and some smaller immaterial factored receivables obtained through the TFS Acquisition had experienced more than insignificant credit deterioration since origination and thus deemed those Over-Formula Advances to be purchased credit deteriorated ("PCD"). This resulted in recording a $37,415,000 ACL on the PCD assets through purchase accounting during the year ended December 31, 2020. There was no initial impact to credit loss expense resulting from the PCD determination. At December 31, 2020, the ACL on the Over-Formula Advance PCD assets increased by $11,548,000 and the total ACL on all acquired PCD assets was $48,963,000. The change in ACL on PCD assets subsequent to acquisition was charged to credit loss expense. The primary reasons for the increase in required ACL during the year ended December 31, 2020 are the $48,963,000 PCD ACL and significant projected deterioration of the loss drivers that the Company forecasts to calculate expected losses during the period.
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
For all DCF models at December 31, 2020, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third-party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2020, as compared to January 1, 2020, the Company forecasted a significantly higher national unemployment rate, a lower one-year percentage change in national retail sales, a lower one-year percentage change in the national home price index, and a somewhat higher one-year percentage change in national gross domestic product over the reasonable and supportable forecast period. Specifically regarding the forecasts used to calculate the December 31, 2020 ACL, management expects unemployment to remain persistently above pre-pandemic levels over the forecast period. Percentage change in retail sales is assumed to return to pre-pandemic levels given additional federal stimulus and the expected broad distribution of a COVID-19 vaccine. A gradual decline in the percentage change in national home price index is expected over the forecasted period as the effects of the pandemic on home prices are expected to lag behind other loss drivers. Percentage change in GDP growth is forecasted to increase over the projected period as the national economy comes back on line over the next four quarters.
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
For the year ended December 31, 2020, the Company carried a PCD ACL of $48,963,000 previously discussed. The projected economic impact of COVID-19 on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period created the need for $16,700,000 of additional ACL. The increase in required ACL was also driven by net charge-offs of $4,569,000 (which carried reserves of $1,000,000 at the time of charge-off), and net new specific allowances recorded on non-PCD individual loans of $5,100,000. The increase was partially offset by changes in mix in the underlying portfolio eligible to receive an ACL.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
December 31, 2020
Commercial real estate	$12,454	$—	$—	$162	$12,616	$1,334
Construction, land development, land	2,317	—	—	—	2,317	271
1-4 family residential	1,948	—	—	248	2,196	34
Farmland	2,189	—	143	198	2,530	—
Commercial	1,813	—	5,842	9,352	17,007	5,163
Factored receivables	—	92,437	—	—	92,437	51,371
Consumer	—	—	—	253	253	37
Mortgage warehouse	—	—	—	—	—	—
Total	$20,721	$92,437	$5,985	$10,213	$129,356	$58,210
At December 31, 2020 the balance of the Over-Formula Advance Portfolio included in factored receivables was $62,100,000 and carried an ACL allocation of $48,485,000. At December 31, 2020 the balance of Misdirected Payments included in factored receivables was $19,600,000 and carried no ACL allocation.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information pertaining to impaired loans as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

	Impaired Loans and PCI Impaired Loans With a Valuation Allowance			Impaired Loans Without a Valuation Allowance
(Dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Recorded Investment	Unpaid Principal
December 31, 2019
Commercial real estate	$878	$907	$344	$6,577	$6,643
Construction, land development, land	935	935	271	1,203	1,305
1-4 family residential properties	35	22	33	1,693	1,799
Farmland	—	—	—	6,638	6,819
Commercial	6,032	6,053	1,278	9,586	9,751
Factored receivables	15,940	15,940	3,178	7	7
Consumer	17	16	9	310	311
Mortgage warehouse	—	—	—	—	—
PCI	71	55	4	—	—
	$23,908	$23,928	$5,117	$26,014	$26,635
The following table presents average impaired loans, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13, and interest recognized on such loans, for the years ended December 31, 2019 and 2018:

	Years Ended
	December 31, 2019		December 31, 2018
(Dollars in thousands)	Average Impaired Loans	Interest Recognized	Average Impaired Loans	Interest Recognized
Commercial real estate	$7,276	$117	$4,055	$86
Construction, land development, land	1,114	35	113	—
1-4 family residential properties	2,031	47	2,486	77
Farmland	7,031	107	5,612	197
Commercial	16,386	605	21,885	870
Factored receivables	11,353	—	5,742	—
Consumer	341	7	369	14
Mortgage warehouse	—	—	—	—
PCI	71	—	35	—
	$45,603	$918	$40,297	$1,244

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2020
Commercial real estate	$1,512	$147	$7,623	$9,282	$769,876	$779,158	$—
Construction, land development, land	185	1,001	323	1,509	218,138	219,647	22
1-4 family residential properties	1,978	448	952	3,378	153,769	157,147	—
Farmland	407	1,000	300	1,707	101,978	103,685	—
Commercial	2,084	1,765	5,770	9,619	1,553,338	1,562,957	35
Factored receivables	33,377	28,506	72,717	134,600	986,170	1,120,770	72,717
Consumer	385	116	81	582	15,256	15,838	—
Mortgage warehouse	—	—	—	—	1,037,574	1,037,574	—
	$39,928	$32,983	$87,766	$160,677	$4,836,099	$4,996,776	$72,774

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2019
Commercial real estate	$1,752	$1,328	$1,759	$4,839	$1,042,122	$1,046,961	$—
Construction, land development, land	1,785	842	361	2,988	157,581	160,569	—
1-4 family residential properties	1,396	723	554	2,673	176,752	179,425	—
Farmland	52	132	2,376	2,560	152,415	154,975	—
Commercial	4,444	4,154	9,555	18,153	1,324,530	1,342,683	—
Factored receivables	29,118	7,182	4,226	40,526	579,460	619,986	4,226
Consumer	508	429	183	1,120	20,805	21,925	—
Mortgage warehouse	—	—	—	—	667,988	667,988	—
	$39,055	$14,790	$19,014	$72,859	$4,121,653	$4,194,512	$4,226
At December 31, 2020, total past due Over-Formula Advances recorded in factored receivables was $62,100,000. Substantially all of the Over-Formula Advance balance is considered past due 90 days or more. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition. Additionally, the entire $19,600,000 Misdirected Payments amount recorded in factored receivables was past due at December 31, 2020. Of this amount, approximately $6,000,000 was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets at December 31, 2020. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$9,945	$3,461	$7,501	$6,623
Construction, land development, land	2,294	1,199	3,922	2,987
1-4 family residential	1,848	1,651	1,730	1,694
Farmland	2,531	2,531	6,494	6,494
Commercial	17,202	4,891	16,080	9,977
Factored receivables	—	—	—	—
Consumer	253	188	327	310
Mortgage warehouse	—	—	—	—
	$34,073	$13,921	$36,054	$28,085
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	December 31,
(Dollars in thousands)	2020	2019	2018
Commercial real estate	$438	$58	$73
Construction, land development, land	1	44	1
1-4 family residential	32	12	4
Farmland	39	27	65
Commercial	86	32	142
Factored receivables	—	—	—
Consumer	2	3	5
Mortgage warehouse	—	—	—
	$598	$176	$290
There was no interest earned on nonaccrual loans during the years ended December 31, 2020, 2019, and 2018.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Nonaccrual loans(1)	$34,073	$36,054
Factored receivables greater than 90 days past due	13,927	4,226
Other nonperforming factored receivables(2)	10,029	—
Troubled debt restructurings accruing interest	3	333
	$58,032	$40,613
(1) Includes troubled debt restructurings of $13,321,000 and $4,888,000 at December 31, 2020 and 2019, respectively.
(2) Other nonperforming factored receivables represent the portion of the Over-Formula Advance Portfolio that is not covered by Covenant's indemnification. This amount is also considered Classified from a risk rating perspective.

Table of Content
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of December 31, 2020 and 2019, based on the most recent analysis performed, the risk category of loans is as follows:

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)
December 31, 2020	2020	2019	2018	2017	2016	Prior
Commercial real estate
Pass	$271,406	$94,085	$62,075	$49,115	$27,921	$230,731	$27,666	$908	$763,907
Classified	10,298	2,239	133	1,367	664	550	—	—	15,251
Total commercial real estate	$281,704	$96,324	$62,208	$50,482	$28,585	$231,281	$27,666	$908	$779,158

Construction, land development, land
Pass	$72,149	$12,490	$11,829	$5,820	$8,946	$105,584	$12	$500	$217,330
Classified	2,031	34	—	—	—	252	—	—	2,317
Total construction, land development, land	$74,180	$12,524	$11,829	$5,820	$8,946	$105,836	$12	$500	$219,647

1-4 family residential
Pass	$58,300	$11,280	$11,425	$8,982	$4,400	$20,167	$35,326	$5,320	$155,200
Classified	1,473	149	137	23	11	49	105	—	1,947
Total 1-4 family residential	$59,773	$11,429	$11,562	$9,005	$4,411	$20,216	$35,431	$5,320	$157,147

Farmland
Pass	$37,212	$10,095	$7,388	$15,262	$7,908	$20,572	$1,421	$486	$100,344
Classified	994	407	403	—	22	590	925	—	3,341
Total farmland	$38,206	$10,502	$7,791	$15,262	$7,930	$21,162	$2,346	$486	$103,685

Commercial
Pass	$470,477	$162,203	$127,569	$94,154	$70,405	$181,312	$416,197	$11,396	$1,533,713

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classified	8,128	2,390	983	190	4,470	2,787	10,296	—	29,244
Total commercial	$478,605	$164,593	$128,552	$94,344	$74,875	$184,099	$426,493	$11,396	$1,562,957

Factored receivables
Pass	$1,081,316	$—	$—	$—	$—	$—	$—	$—	$1,081,316
Classified	39,454	—	—	—	—	—	—	—	39,454
Total factored receivables	$1,120,770	$—	$—	$—	$—	$—	$—	$—	$1,120,770

Consumer
Pass	$8,382	$2,251	$1,336	$1,258	$688	$1,594	$74	$—	$15,583
Classified	146	28	18	36	11	16	—	—	255
Total consumer	$8,528	$2,279	$1,354	$1,294	$699	$1,610	$74	$—	$15,838

Mortgage warehouse
Pass	$1,037,574	$—	$—	$—	$—	$—	$—	$—	$1,037,574
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,037,574	$—	$—	$—	$—	$—	$—	$—	$1,037,574

Total loans
Pass	$3,036,816	$292,404	$221,622	$174,591	$120,268	$559,960	$480,696	$18,610	$4,904,967
Classified	62,524	5,247	1,674	1,616	5,178	4,244	11,326	—	91,809
Total loans	$3,099,340	$297,651	$223,296	$176,207	$125,446	$564,204	$492,022	$18,610	$4,996,776

(Dollars in thousands)	Pass	Classified	PCI	Total
December 31, 2019
Commercial real estate	$1,030,358	$7,536	$9,067	$1,046,961
Construction, land development, land	155,985	2,138	2,446	160,569
1-4 family residential	177,177	1,740	508	179,425
Farmland	144,777	10,094	104	154,975
Commercial	1,313,042	29,091	550	1,342,683
Factored receivables	604,774	15,212	—	619,986
Consumer	21,594	331	—	21,925
Mortgage warehouse	667,988	—	—	667,988
	$4,115,695	$66,142	$12,675	$4,194,512
Troubled Debt Restructurings
The Company had a recorded investment in troubled debt restructurings of $13,324,000 and $5,221,000 as of December 31, 2020 and 2019, respectively. The Company had allocated specific allowances for these loans of $2,469,000 and $718,000 at December 31, 2020 and 2019, respectively, and had not committed to lend additional amounts.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the years ended December 31, 2020, 2019, and 2018. The Company did not grant principal reductions on any restructured loans.

(Dollars in thousands)	Extended Amortization Period	Payment Deferrals	AB Note Restructure	Extended Maturity and Reduced Interest Rate	Total Modifications	Number of Loans
December 31, 2020
Commercial real estate	$—	$727	$—	$—	$727	3
Construction, land development, land	8	981	—	—	989	2
1-4 family residential properties	—	171	—	—	171	1
Farmland	3,486	—	—	—	3,486	1
Commercial	4,714	9,877	—	—	14,591	22
	$8,208	$11,756	$—	$—	$19,964	29

December 31, 2019
Commercial real estate	$—	$—	$4,597	$—	$4,597	1
1-4 family residential properties	—	38	—	—	38	2
Commercial	1,762	115	—	593	2,470	11
	$1,762	$153	$4,597	$593	$7,105	14

December 31, 2018
Commercial real estate	$—	$589	$—	$—	$589	2
1-4 family residential properties	103	—	—	—	103	2
Farmland	263	—	—	—	263	1
Commercial	875	—	—	—	875	10
	$1,241	$589	$—	$—	$1,830	15
During the year ended December 31, 2020, the Company had one loan modified as a troubled debt restructuring with a recorded investment of $5,741,000 for which there was a payment default within twelve months following the modification. The payment defaults did not result in incremental allowance allocations or charge-offs. During the year ended December 31, 2019, the Company had three loans modified as troubled debt restructurings with a recorded investment of $680,000 for which there were payment defaults within twelve months following the modification. There were no loans modified as troubled debt restructurings during the year ended December 31, 2018 for which there was a payment default during the year then ended. Default is determined at 90 or more days past due, charge-off, or foreclosure.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2020, the Company modified $628,022,000 in loans for borrowers impacted by the COVID-19 pandemic. These modifications primarily consisted of payment deferrals to assist customers. As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES act or Interagency Guidance, they are not considered troubled debt restructurings. The following table summarized the amortized cost of loans with payments currently in deferral and the accrued interest related to the loans with payments currently in deferral at December 31, 2020:

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable
December 31, 2020
Commercial real estate	$779,158	$69,980	9%	$357
Construction, land development, land	219,647	18,821	9%	183
1-4 family residential	157,147	1,129	1%	15
Farmland	103,685	—	—%	—
Commercial	1,562,957	14,561	1%	166
Factored receivables	1,120,770	—	—%	—
Consumer	15,838	106	1%	5
Mortgage warehouse	1,037,574	—	—%	—
Total	$4,996,776	$104,597	2%	$726
Residential Real Estate Loans In Process of Foreclosure
At December 31, 2020 and 2019, the Company had $251,000 and $87,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
Purchased Credit Impaired Loans (Prior to the Adoption of ASU 2016-13)
The following table summarizes information pertaining to loans that were identified as purchased credit impaired prior to the adoption of ASU 2016-13:

(Dollars in thousands)	December 31, 2019
Contractually required principal and interest:
Real estate loans	$14,015
Commercial loans	677
Outstanding contractually required principal and interest	$14,692
Gross carrying amount included in loans receivable	$12,675
The changes in accretable yield in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Accretable yield, beginning balance	$5,711	$2,793
Additions	—	2,997
Accretion	(3,835)	(1,430)
Reclassification from nonaccretable to accretable yield	257	1,351
Disposals	(814)	—
Accretable yield, ending balance	$1,319	$5,711

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — OTHER REAL ESTATE OWNED
Other real estate owned activity was as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Beginning balance	$3,009	$2,060	$9,191
Acquired through business acquisition	—	—	213
Loans transferred to OREO	1,150	3,360	514
Premises transferred to OREO	—	—	1,139
Net OREO gains (losses) and valuation adjustments	(616)	351	(514)
Sales of OREO	(2,111)	(2,762)	(8,483)
Ending balance	$1,432	$3,009	$2,060
NOTE 6 — PREMISES AND EQUIPMENT
Premises and Equipment
Premises and equipment consisted of the following:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Land	$12,992	$13,139
Buildings	51,377	50,525
Leasehold improvements	25,203	21,842
Automobiles and aircraft	15,542	6,060
Furniture, fixtures and equipment	29,204	25,989
	134,318	117,555
Accumulated depreciation	(30,914)	(20,960)
	$103,404	$96,595
Depreciation expense was $10,720,000, $8,135,000 and $5,720,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
Leases
The Company leases certain premises and equipment under operating leases. At December 31, 2020 and 2019, the Company had lease liabilities totaling $19,148,000 and $21,042,000, respectively, and right-of-use assets totaling $18,118,000 and $21,066,000, respectively, related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the years ended December 31, 2020 and 2019, the weighted average remaining lease term for operating leases was 7.2 years and 6.6 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.2% and 3.4%, respectively.
Lease costs were as follows:

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Operating lease cost	$5,290	$4,377
Short-term lease cost	—	—
Variable lease cost	422	333
Total lease cost	$5,712	$4,710
Rent expense for the year ended December 31, 2018, prior to the adoption of ASU 2016-2, was $3,229,000.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2020. At December 31, 2020, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	December 31, 2020
Lease payments due:
Within one year	$3,885
After one but within two years	3,810
After two but within three years	3,274
After three but within four years	3,046
After four but within five years	2,925
After five years	4,241
Total undiscounted cash flows	21,181
Discount on cash flows	(2,033)
Total lease liability	$19,148
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Goodwill	$163,209	$158,743

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(27,436)	$16,142	$43,578	$(22,258)	$21,320
Other intangible assets	19,200	(8,629)	10,571	15,700	(5,477)	10,223
	$62,778	$(36,065)	$26,713	$59,278	$(27,735)	$31,543
The changes in goodwill and intangible assets by operating segment during the year are as follows:

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Corporate	Total
Beginning balance	$129,272	$61,014	$—	$190,286
Acquired goodwill	—	4,466	—	4,466
Acquired intangibles	—	3,500	—	3,500
Amortization of intangibles	(5,390)	(2,940)	—	(8,330)
Ending balance	$123,882	$66,040	$—	$189,922

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Total
Beginning balance	$135,477	$63,940	$—	$199,417
Amortization of intangibles	(6,205)	(2,926)	—	(9,131)
Ending balance	$129,272	$61,014	$—	$190,286

Table of Content
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
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company assesses goodwill for impairment at its reporting units that contain goodwill, Banking and Factoring. A goodwill impairment test was performed on the Company's reporting units as of October 1, 2020. The goodwill impairment test did not identify any goodwill impairment.
After performing an impairment test comparing the carrying value of intangible assets to the fair value of intangible assets during the years ended December 31, 2020, 2019 and 2018, it was determined that the fair value of the intangible assets exceeded their carrying amount and thus no intangible asset impairment was recorded.
Generally, material acquired intangible assets are being amortized utilizing an accelerated method over their estimated useful lives, which range from 8 to 10 years. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2021	$7,399
2022	6,054
2023	4,771
2024	3,605
2025	2,472
Thereafter	2,412
$26,713
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
The following table presents the Company’s investment in WSI, allocated to the purchased common stock and the purchased warrants:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Common stock	$5,037	$4,813
Warrants	3,224	3,224
Total investment	$8,261	$8,037
The entire investment is included in other assets within the Company’s consolidated balance sheets. Although the Company holds less than 20% of the voting stock of WSI, the investment in common stock is accounted for using the equity method as the Company’s representation on WSI’s board of directors, which is disproportionately larger in size than the common stock investment held, demonstrates that it has significant influence over the investee. The difference between the amount at which the investment in common stock is carried and the amount of underlying equity in net assets does not have a material impact on the Company’s equity method earnings.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has made an accounting policy election to record its equity method earnings from the investment in WSI common stock on a one quarter lag. Equity method earnings from the investment were not material for the year ended December 31, 2020, and as the Company’s initial investment was made during the quarter ended December 31, 2019, the Company did not recognize any equity method earnings from the investment during the year ended December 31, 2019.
NOTE 9 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds - Closed
The Company holds investments in the subordinated notes of the following closed Collateralized loan Obligation ("CLO") funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $5,919,000 and $8,417,000 at December 31, 2020 and 2019, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s interest-bearing deposits.
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Beginning in 2020, such derivatives were used to hedge the variable cash flows associated with interest-bearing deposits.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate interest-bearing deposits. During 2021, the Company estimates that an additional $98,000 will be reclassified as an increase in interest expense.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2020. There were no such derivatives outstanding at December 31, 2019.

	Derivative Assets
	As of December 31, 2020
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value Total
Derivatives designated as hedging instruments:
Interest rate swaps	$200,000	Other Assets	$816
The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax:

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
Year Ended December 31, 2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$623	$623	Interest Expense	$26	$26
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
As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $0. As of December 31, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $0.
NOTE 11 — DEPOSITS
Deposits are summarized as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Noninterest-bearing demand	$1,352,785	$809,696
Interest-bearing demand	688,680	580,323
Individual retirement accounts	92,584	104,472
Money market	393,325	497,105
Savings	421,488	363,270
Certificates of deposit	790,844	1,084,425
Brokered time deposits	516,786	350,615
Other brokered deposits	460,108	—
Total deposits	$4,716,600	$3,789,906

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2020, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered time deposits, are as follows:

(Dollars in thousands)	December 31, 2020
Within one year	$1,258,609
After one but within two years	117,535
After two but within three years	15,462
After three but within four years	8,608
After four but within five years	—
Total	$1,400,214
Time deposits, including individual retirement accounts, certificates of deposit, and brokered time deposits, with individual balances of $250,000 and greater totaled $164,441,000 and $252,529,000 at December 31, 2020 and 2019, respectively.
NOTE 12 — BORROWINGS AND BORROWING CAPACITY
Customer Repurchase Agreements
Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Amount outstanding at end of the year	$3,099	$2,033
Weighted average interest rate at end of the year	0.03%	0.03%
Average daily balance during the year	$6,716	$7,823
Weighted average interest rate during the year	0.03%	0.02%
Maximum month-end balance during the year	$14,192	$14,463
Customer repurchase agreements are secured by pledged securities with carrying amounts as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Asset-backed securities	$4,987	$—
U.S. Government agency obligations	—	2,997
	$4,987	$2,997
FHLB Advances
FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Fixed Rate		Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
2021	$75,000	0.10%	$—	—
2027	—	—	30,000	0.33%
	$75,000	0.10%	$30,000	0.33%

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information concerning FHLB advances is summarized as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Amount outstanding at end of the year	$105,000	$430,000
Weighted average interest rate at end of the year	0.17%	1.58%
Average daily balance during the year	$342,264	$369,548
Weighted average interest rate during the year	0.58%	2.32%
Maximum month-end balance during the year	$850,000	$530,000
The Company’s unused borrowing capacity with the FHLB is as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Borrowing capacity	$1,351,542	$1,300,985
Borrowings outstanding	105,000	430,000
Unused borrowing capacity	$1,246,542	$870,985
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
Information concerning borrowings under the PPPLF is summarized as follows for the year ended December 31, 2020:

(Dollars in thousands)	December 31, 2020
Amount outstanding at end of period	$191,860
Weighted average interest rate at end of period	0.35%
Average amount outstanding during the period	143,608
Weighted average interest rate during the period	0.35%
Highest month end balance during the period	223,809
At December 31, 2020, scheduled maturities of PPPLF borrowings are as follows:

(Dollars in thousands)	December 31, 2020
Within one year	$—
After one but within two years	191,860
Total	$191,860
At December 31, 2020, the PPPLF borrowings are secured by PPP Loans totaling $191,860,000 and bear interest at a fixed rate of 0.35% annually. There were no borrowings under the PPPLF during the year ended December 31, 2019.
Federal Funds Purchased
The Company had no federal funds purchased at December 31, 2020 or 2019. However, as of December 31, 2020, the Company had unsecured federal funds lines of credit with seven unaffiliated banks totaling $227,500,000.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Federal Reserve Bank Discount Window
During the year ended December 31, 2020, the Company entered into agreements with the Federal Reserve Bank of Dallas to borrow from its discount window. The Company had no Federal Reserve Bank discount window borrowings outstanding at December 31, 2020. At December 31, 2020, the Company had $523,900,000 of unused borrowing capacity from the Federal Reserve Bank discount window, to which the Company pledged loans with an outstanding balance of $711,172,000. The Company did not participate in the Federal Reserve Bank discount window program during the year ended December 31, 2019.
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
The 2016 Notes are included on the consolidated balance sheets as liabilities at their carrying values of $49,153,000 and $49,037,000 at December 31, 2020 and 2019, respectively; however, for regulatory purposes, the carrying value of these obligations were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Notes totaled $1,324,000, including an underwriting discount of 1.5%, or $750,000, and have been netted against the subordinated notes liability on the balance sheet. The underwriting discount and other debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.
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
The 2019 Notes are included on the consolidated balance sheets as liabilities at their carrying values of $38,356,000 and $38,290,000 at December 31, 2020 and 2019, respectively; however, for regulatory purposes, the carrying value of these obligations were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Notes totaled $1,218,000, including an underwriting discount of 1.5%, or $593,000, and have been netted against the subordinated notes liability on the balance sheet. The underwriting discount and other debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.
The 2016 Notes and the 2019 Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Junior Subordinated Debentures
The following provides a summary of the Company’s junior subordinated debentures:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2020
National Bancshares Capital Trust II	$15,464	$13,220	September 2033	LIBOR + 3.00%	3.22%
National Bancshares Capital Trust III	17,526	12,975	July 2036	LIBOR + 1.64%	1.88%
ColoEast Capital Trust I	5,155	3,611	September 2035	LIBOR + 1.60%	1.84%
ColoEast Capital Trust II	6,700	4,703	March 2037	LIBOR + 1.79%	2.03%
Valley Bancorp Statutory Trust I	3,093	2,879	September 2032	LIBOR + 3.40%	3.65%
Valley Bancorp Statutory Trust II	3,093	2,684	July 2034	LIBOR + 2.75%	2.98%
	$51,031	$40,072
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
The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $40,072,000 and $39,566,000 was allowed in the calculation of Tier I regulatory capital as of December 31, 2020 and 2019, respectively.
NOTE 13 — EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company sponsors a 401(k) benefit plan that allows employee contributions up to the maximum tax-deferred limitations established by the Internal Revenue Code, which are matched by the Company equal to 100% of the first 4% of the compensation contributed. Expense related to the 401(k) matching contributions for the years ended December 31, 2020, 2019 and 2018 was $2,519,000, $2,306,000 and $1,838,000, respectively.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 — INCOME TAXES
Income tax expense consisted of the following:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Income tax expense:
Current	$22,766	$12,971	$14,091
Deferred	(2,080)	3,908	708
Change in valuation allowance for deferred tax asset	—	23	(7)
Income tax expense	$20,686	$16,902	$14,792
Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Tax provision computed at federal statutory rate	$17,789	$15,844	$13,965
Effect of:
State taxes, net	2,919	1,704	1,716
Bank-owned life insurance	(121)	(114)	(141)
Tax exempt interest	(250)	(442)	(436)
Change in valuation allowance for deferred tax asset	—	23	(7)
Other	349	(113)	(305)
Income tax expense	$20,686	$16,902	$14,792

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in thousands)	2020	2019
Deferred tax assets
Federal net operating loss carryforwards	$4,067	$5,034
State net operating loss carryforwards	459	552
Acquired loan basis	(184)	450
Other real estate owned	64	44
AMT credit carryforward	—	714
Allowance for loan losses	24,317	6,828
Accrued liabilities	2,675	1,744
Lease liability	4,598	4,994
Other	2,181	1,925
Total deferred tax assets	38,177	22,285
Deferred tax liabilities
Goodwill and intangible assets	2,452	2,143
Fair value adjustment on junior subordinated debentures	2,449	2,564
Premises and equipment	10,767	6,142
Installment gain on sale of subsidiary	1,049	1,816
Lease right-of-use asset	4,172	4,815
Unrealized gain on securities available for sale	1,601	339
Derivative financial instruments	193	—
Indemnification asset	8,575	—
Other	214	376
Total deferred tax liabilities	31,472	18,195
Net deferred tax asset before valuation allowance	6,705	4,090
Valuation allowance	(278)	(278)
Net deferred tax asset	$6,427	$3,812
The Company's federal and state net operating loss carryforwards as of December 31, 2020 were $19,365,000 and $10,649,000, respectively, which will expire at various dates from 2031 through 2035. The Company has a Federal Alternative Minimum Tax Credit carryforward of $0 as of December 31, 2020. The Company has a valuation allowance on certain net operating loss carryforwards that are not expected to be realized before expiration.
The Company's federal and state net operating loss carryforwards as of December 31, 2019 were $23,970,000 and $13,340,000, respectively. The Company had a Federal Alternative Minimum Tax Credit carryforward of $714,000 as of December 31, 2019.
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
The utilization of deferred tax assets related to the net operating loss and tax credit carryforwards acquired from the ColoEast (2016) stock acquisition are subject to an annual limitation of $1,906,000 under Section 382 rules.
At December 31, 2020 and 2019, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2017.
NOTE 15 — LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. The Company does not anticipate any material losses as a result of commitments and contingent liabilities.
NOTE 16 — OFF-BALANCE SHEET LOAN COMMITMENTS
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$43,406	$547,430	$590,836	$49,057	$444,028	$493,085
Standby letters of credit	$5,464	$8,429	$13,893	$3,017	$3,781	$6,798
Commitments to purchase loans	$—	$66,373	$66,373	$—	$22,004	$22,004
Mortgage warehouse commitments	$—	$417,722	$417,722	$—	$340,502	$340,502
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. In the event of nonperformance by the customer, the Company has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The credit risk to the Company in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At December 31, 2020 and 2019, the allowance for credit losses on off balance sheet credit exposures totaled $5,005,000 and $638,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. For the year ended December 31, 2020, credit loss expense for off balance sheet credit exposures was $2,448,000. For the years ended December 31, 2019 and 2018, credit loss expense for off balance sheet credit exposures was $99,000 and $37,000, respectively, and was included in other noninterest expense on the Company’s consolidated statements of income.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 — Fair Value Disclosures
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
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$15,088	$—	$15,088
Mortgage-backed securities, residential	—	27,684	—	27,684
Asset-backed securities	—	7,039	—	7,039
State and municipal	—	37,395	—	37,395
CLO Securities	—	122,204	—	122,204
Corporate bonds	—	11,573	—	11,573
SBA pooled securities	—	3,327	—	3,327
	$—	$224,310	$—	$224,310

Equity securities
Mutual fund	$5,826	$—	$—	$5,826

Loans held for sale	$—	$24,546	$—	$24,546

Indemnification asset	$—	$—	$36,225	$36,225

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$816	$—	$816

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2019	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$39,760	$—	$39,760
Mortgage-backed securities, residential	—	38,016	—	38,016
Asset-backed securities	—	7,959	—	7,959
State and municipal	—	32,065	—	32,065
CLO Securities	—	75,273	—	75,273
Corporate bonds	—	51,583	—	51,583
SBA pooled securities	—	4,164	—	4,164
	$—	$248,820	$—	$248,820

Equity securities
Mutual fund	$5,437	$—	$—	$5,437

Loans held for sale	$—	$2,735	$—	$2,735

Liabilities measured at fair value on a recurring basis
ICC Contingent consideration	$—	$—	$21,622	$21,622
The Company used the following methods and assumptions to estimate fair value of financial instruments that are measured at fair value on a recurring basis:
Securities available for sale – The fair values of debt securities available for sale are determined by third-party matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Equity securities – The fair values of equity securities are determined based on quoted market prices in active markets and are classified in Level 1 of the valuation hierarchy.
Loans held for sale – The fair value of loans held for sale is determined using commitments on hand from investors or prevailing market prices and are classified in Level 2 of the valuation hierarchy.
Derivative Financial Instruments – Currently, the Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The derivative financial instrument fair value is considered a Level 2 classification.
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At December 31, 2020, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were $39,200,000 and a discount rate of 8.8% was applied to calculate the present value of the indemnification asset.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

(Dollars in thousands)	2020	2019	2018
Beginning balance	$—	$—	$—
Indemnification asset recognized in business combination	30,959	—	—
Change in fair value of indemnification asset recognized in earnings	5,266	—	—
Ending balance	$36,225	$—	$—
ICC contingent consideration – The fair value of the ICC contingent consideration is based on a proprietary index designed to approximate the rise and fall of transportation invoice prices subsequent to acquisition and is correlated to monthly movements in average invoice prices historically experienced by ICC. The index is calculated by a third-party data analytics firm and is correlated to monthly movements in average invoice prices historically experienced by ICC. At the end of the earnout period, a final average index price was calculated and the contingent consideration was settled in cash based on the final average index price, with a payout ranging from $0 to $22,000,000. The fair value of the contingent consideration was calculated each reporting period, and changes in the fair value of the contingent consideration are recorded in noninterest income in the consolidated statements of income. The fair value was classified in Level 3 of the valuation hierarchy. At December 31, 2019, the fair value calculation of the contingent consideration resulted in an estimated payout of $22,000,000 and a discount rate of 1.7% was applied to calculate the present value of the contingent consideration. During the year ended December 31, 2020, the maximum $22,000,000 of contingent consideration was paid out.
A reconciliation of the opening balance to the closing balance of the fair value of the contingent consideration is as follows:

(Dollars in thousands)	2020	2019	2018
Beginning balance	$21,622	$20,745	$—
Contingent consideration recognized in business combination	—	—	20,000
Change in fair value of contingent consideration recognized in earnings	378	877	745
Consideration settlement payments	(22,000)	—	—
Ending balance	$—	$21,622	$20,745
There were no transfers between levels for the years ended December 31, 2020 and 2019.
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2020 and 2019.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$5,107	$5,107
Construction, land development, land	—	—	824	824
1-4 family residential properties	—	—	—	—
Commercial	—	—	2,355	2,355
Factored receivables	—	—	41,065	41,065
Consumer	—	—	3	3
Other real estate owned (1):
Commercial real estate	—	—	273	273
1-4 family residential properties	—	—	114	114
Farmland	—	—	209	209
	$—	$—	$49,950	$49,950

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2019	Level 1	Level 2	Level 3
Impaired loans
Commercial real estate	$—	$—	$534	$534
Construction, land development, land	—	—	664	664
1-4 family residential properties	—	—	2	2
Commercial	—	—	4,754	4,754
Factored receivables	—	—	12,762	12,762
Consumer	—	—	8	8
PCI	—	—	67	67
Other real estate owned (1):
Commercial real estate	—	—	388	388
1-4 family residential properties	—	—	89	89
	$—	$—	$19,268	$19,268
(1) Represents the fair value of OREO that was adjusted subsequent to its initial classification as OREO.
As of December 31, 2020 and 2019, the only Level 3 assets with material unobservable inputs are associated with impaired loans and OREO.
Collateral Dependent Loans Specific Allocation of ACL
A loan is considered to be a collateral dependent loan when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. The ACL is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying fair value of the loan’s collateral. For real estate loans, fair value of the loan’s collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.
OREO
OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The Company outsources the valuation of OREO with material balances to third-party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis were as follows:

	December 31, 2020
	Carrying Amount	Fair Value Measurements Using			Total Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$314,393	$314,393	$—	$—	$314,393
Securities - held to maturity	5,919	—	—	5,850	5,850
Loans not previously presented, gross	4,953,399	195,739	—	4,783,143	4,978,882
FHLB and other restricted stock	6,751	N/A	N/A	N/A	N/A
Accrued interest receivable	19,435	19,435	—	—	19,435

Financial liabilities:
Deposits	4,716,600	—	4,719,625	—	4,719,625
Customer repurchase agreements	3,099	—	3,099	—	3,099
Federal Home Loan Bank advances	105,000	—	105,000	—	105,000
Paycheck Protection Program Liquidity Facility	191,860	—	191,860	—	191,860
Subordinated notes	87,509	—	89,413	—	89,413
Junior subordinated debentures	40,072	—	40,379	—	40,379
Accrued interest payable	4,270	4,270	—	—	4,270

	December 31, 2019
	Carrying Amount	Fair Value Measurements Using			Total Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$197,880	$197,880	$—	$—	$197,880
Securities - held to maturity	8,417	—	—	6,907	6,907
Loans not previously presented, gross	4,170,604	83,454	—	4,086,597	4,170,051
FHLB and other restricted stock	19,860	N/A	N/A	N/A	N/A
Accrued interest receivable	20,322	20,322	—	—	20,322

Financial liabilities:
Deposits	3,789,906	—	3,793,603	—	3,793,603
Customer repurchase agreements	2,033	—	2,033	—	2,033
Federal Home Loan Bank advances	430,000	—	430,000	—	430,000
Subordinated notes	87,327	—	93,877	—	93,877
Junior subordinated debentures	39,566	—	40,700	—	40,700
Accrued interest payable	9,367	9,367	—	—	9,367
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

Table of Content
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
Paycheck Protection Program Liquidity Fund
The Company’s PPPLF borrowings correspond to PPP loans and are expected to be short-term in duration, therefore fair value materially approximates carrying value and is considered a Level 2 classification.
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
Accrued Interest Receivable and Accrued Interest Payable
The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values given the short-term nature of the receivables and are considered a Level 1 classification.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 — RELATED-PARTY TRANSACTIONS
In the ordinary course of business, we have granted loans to executive officers, directors, and their affiliates were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Beginning balance	$39,651	$39,520
New loans and advances	500	952
Repayments and sales	(786)	(821)
Effect of changes in composition of related parties	(35,473)	—
Ending balance	$3,892	$39,651
At December 31, 2020 and 2019, there were no loans to executive officers, directors, or their affiliates that were considered non-performing or potential problem loans.
During the year ended December 31, 2018, a related party loan with a carrying amount of $9,781,000 was transferred to loans held for sale as the Company made the decision to sell the loan. The loan was subsequently sold at its par value for no gain or loss.
Deposits from executive officers, directors, and their affiliates at December 31, 2020 and 2019 were $30,294,000 and $5,641,000, respectively.
NOTE 19 — REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2020, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2020, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2020 that management believes have changed TBK Bank’s category.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$715,142	13.0%	$440,087	8.0%	N/A	N/A
TBK Bank, SSB	$653,359	12.1%	$431,973	8.0%	$539,966	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$581,580	10.6%	$329,196	6.0%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$323,223	6.0%	$430,964	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$496,508	9.0%	$248,254	4.5%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$242,417	4.5%	$350,158	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$581,580	10.8%	$215,400	4.0%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$215,482	4.0%	$269,353	5.0%

As of December 31, 2019
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$604,832	12.8%	$378,020	8.0%	N/A	N/A
TBK Bank, SSB	$555,213	12.0%	$370,142	8.0%	$462,678	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$487,775	10.3%	$284,141	6.0%	N/A	N/A
TBK Bank, SSB	$525,490	11.4%	$276,574	6.0%	$368,765	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$448,209	9.5%	$212,310	4.5%	N/A	N/A
TBK Bank, SSB	$525,490	11.4%	$207,430	4.5%	$299,621	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$487,775	10.0%	$195,110	4.0%	N/A	N/A
TBK Bank, SSB	$525,490	10.9%	$192,840	4.0%	$241,050	5.0%

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at December 31, 2020 and December 31, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At December 31, 2020, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 20 — STOCKHOLDERS’ EQUITY
The following summarizes the Company’s capital structure.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	December 31, 2020
Shares authorized	51,750
Shares issued	45,000
Shares outstanding	45,000
Par value per share	$0.01
Liquidation preference per share	$1,000
Liquidation preference amount	$45,000
Dividend rate	7.125%
Dividend payment dates	Quarterly
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
Preferred Stock Series A and Series B
On October 26, 2018, 45,500 Preferred Stock Series A shares with a liquidation value of $4,550,000 were converted to 315,773 shares of common stock at the option of the holders at their preferred to common stock conversion ratio of 6.94008.
On October 26, 2018, 51,076 Preferred Stock Series B shares outstanding with a liquidation value of $5,108,000 were converted to 354,463 shares of common stock at the option of the holders at their preferred to common stock conversion ratio of 6.94008.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no preferred shares issued or outstanding at December 31, 2019 or 2018.
Common Stock

	December 31,
(Dollars in thousands, except per share amounts)	2020	2019
Shares authorized	50,000,000	50,000,000
Shares issued	27,951,721	27,163,642
Treasury shares	3,083,503	2,198,681
Shares outstanding	24,868,218	24,964,961
Par value per share	$0.01	$0.01
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
Stock Repurchase Program
During the year ended December 31, 2020, the Company purchased 871,319 shares into treasury stock under the Company's stock repurchase program at an average price of $40.81, for a total of $35,600,000, effectively completing the $50,000,000 stock repurchase program authorized by the Company's board of directors on October 16, 2019.
During the year ended December 31, 2019, the Company purchased 2,080,791 shares into treasury stock under the Company's stock repurchase program at an average price of $30.90, for a total of $64,366,000, under the stock repurchase programs authorized by the Company's board of directors on October 29, 2018, July 17, 2019, and October 16, 2019.
There were no stock repurchases made under stock repurchase programs during the year ended December 31, 2018.
NOTE 21 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $4,618,000, $3,654,000 and $2,735,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the year ended December 31, 2020 were as follows:

Nonvested RSAs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	148,349	$31.86
Granted	138,417	26.54
Vested	(75,163)	29.64
Forfeited	(6,067)	29.44
Nonvested at December 31, 2020	205,536	$29.17

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSAs granted to employees under the Omnibus Incentive Plan generally vest over three to four years, but vesting periods may vary. The fair value of shares vested during the years ended December 31, 2020, 2019 and 2018, totaled $1,988,000, $1,466,000, and $2,625,000, respectively. Compensation expense for RSAs will be recognized on an accelerated basis over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2020, there was $2,808,000 of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.91 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2020 were as follows:

Nonvested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	55,228	$38.75
Granted	38,801	26.25
Vested	—	—
Forfeited	(4,316)	38.75
Nonvested at December 31, 2020	89,713	$33.34
RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2020, there was $1,689,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.33 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2020 were as follows:

Nonvested Market Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	67,707	$37.71
Granted	22,220	29.93
Vested	—	—
Forfeited	(4,316)	38.57
Nonvested at December 31, 2020	85,611	$35.65
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation date.
As of December 31, 2020, there was $1,598,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.21 years.
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2020 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	254,000	$38.02
Granted	10,125	26.25
Vested	—	—
Forfeited	(7,500)	38.02
Nonvested at December 31, 2020	256,625	$37.56
Performance Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. Compensation expense for the Performance Based PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. As of December 31, 2020, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $19,275,000, and the remaining performance period over which the cost could be recognized was 2.00 years. No compensation cost was recorded during the year ended December 31, 2020.
Stock Options
A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the year ended December 31, 2020 were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2020	225,055	$24.10
Granted	32,937	24.66
Exercised	(29,121)	16.02
Forfeited	(443)	38.75
Expired	(442)	38.75
Outstanding at December 31, 2020	227,986	$25.16	6.89	$5,332

Fully vested shares and shares expected to vest at December 31, 2020	227,986	$25.16	6.89	$5,332

Shares exercisable at December 31, 2020	145,253	$22.49	6.18	$3,785

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information related to the stock options for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018
Aggregate intrinsic value of options exercised	$940	$155	$59
Cash received from option exercises	$—	$—	$—
Tax benefit realized from option exercises	$197	$33	$12
Weighted average fair value of options granted (per share)	$8.85	$10.03	$13.22
Fair value of vested awards	$471	$465	$313
Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten years contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.
The fair value of the stock options granted was determined using the following weighted average assumptions:

	2020	2019	2018
Risk-free interest rate	0.46%	2.33%	2.85%
Expected term	6.25 years	6.25 years	6.25 years
Expected stock price volatility	33.83%	27.46%	28.07%
Dividend yield	—	—	—
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
As of December 31, 2020, there was $321,000 of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a remaining weighted average period of 2.67 years.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The following tables present parent company only condensed financial information.
Condensed Parent Company Only Balance Sheets:

(Dollars in thousands)	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$51,183	$35,914
Securities - held to maturity	5,919	8,417
Loans	—	719
Investment in bank subsidiary	793,938	713,348
Investment in non-bank subsidiaries	4,592	5,542
Other assets	866	1,174
Total assets	$856,498	$765,114
LIABILITIES AND EQUITY
Subordinated notes	$87,509	$87,327
Junior subordinated debentures	40,072	39,566
Intercompany payables	178	318
Accrued expenses and other liabilities	1,958	1,313
Total liabilities	129,717	128,524
Stockholders' equity	726,781	636,590
Total liabilities and equity	$856,498	$765,114
Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest income	$270	$1,163	$2,014
Interest expense	(7,477)	(6,464)	(6,092)
Credit loss expense	(1,899)	83	8
Other income	(20)	(187)	5
Salaries and employee benefits expense	(606)	(613)	(523)
Other expense	(2,376)	(2,069)	(3,710)
Income (loss) before income tax and income from subsidiaries	(12,108)	(8,087)	(8,298)
Income tax (expense) benefit	2,631	193	1,049
Dividends from subsidiaries and equity in undistributed subsidiary income	73,501	66,438	58,957
Net income	64,024	58,544	51,708
Dividends on preferred stock	(1,701)	—	(578)
Net income available to common stockholders	$62,323	$58,544	$51,130
Comprehensive income attributable to Parent	$68,071	$60,853	$51,101

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$64,024	$58,544	$51,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	(58,501)	(35,938)	(58,957)
Net accretion of securities	(221)	(923)	(983)
Amortization of junior subordinated debentures	506	483	460
Amortization of subordinated notes issuance costs	182	116	101
Stock based compensation	315	315	320
Credit loss expense	1,900	—	—
Change in other assets	337	2,438	1,273
Change in accrued expenses and other liabilities	505	(4,771)	(6,458)
Net cash provided by (used in) operating activities	9,047	20,264	(12,536)
Cash flows from investing activities:
Investment in subsidiaries	146	—	(59,038)
Proceeds from maturities, calls, and pay downs of securities held to maturity	693	993	1,053
Net change in loans	719	9,193	1,134
Cash used in acquisition of subsidiaries, net	—	—	(137,806)
Net cash provided by (used in) investing activities	1,558	10,186	(194,657)
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net	—	38,282	—
Issuance of common stock, net of issuance costs	—	—	192,053
Issuance of preferred stock, net of issuance costs	42,364	—	—
Dividends on preferred stock	(1,701)	—	(578)
Purchase of treasury stock	(35,772)	(64,524)	(398)
Stock option exercises	(227)	—	(4)
Net cash provided by (used in) financing activities	4,664	(26,242)	191,073
Net increase (decrease) in cash and cash equivalents	15,269	4,208	(16,120)
Cash and cash equivalents at beginning of period	35,914	31,706	47,826
Cash and cash equivalents at end of period	$51,183	$35,914	$31,706

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Basic
Net income to common stockholders	$62,323	$58,544	$51,130
Weighted average common shares outstanding	24,387,932	25,941,395	24,791,448
Basic earnings per common share	$2.56	$2.26	$2.06

Diluted
Net income to common stockholders	$62,323	$58,544	$51,130
Dilutive effect of preferred stock	—	—	578
Net income to common stockholders - diluted	$62,323	$58,544	$51,708
Weighted average common shares outstanding	24,387,932	25,941,395	24,791,448
Dilutive effects of:
Assumed conversion of Preferred A	—	—	258,674
Assumed conversion of Preferred B	—	—	290,375
Assumed exercises of stock options	64,104	63,808	84,126
Restricted stock awards	86,498	47,242	52,851
Restricted stock units	25,978	3,441	3,039
Performance stock units - market based	51,304	4,119	—
Performance stock units - performance based	—	—	—
Average shares and dilutive potential common shares	24,615,816	26,060,005	25,480,513
Diluted earnings per common share	$2.53	$2.25	$2.03
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Years Ended December 31,
	2020	2019	2018
Assumed conversion of Preferred A	—	—	—
Assumed conversion of Preferred B	—	—	—
Stock options	64,947	66,019	51,952
Restricted stock awards	—	—	—
Restricted stock units	—	—	—
Performance stock units - market based	—	55,228	59,658
Performance stock units - performance based	256,625	254,000	—

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 — BUSINESS SEGMENT INFORMATION
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

(Dollars in thousands)
Year Ended December 31, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$212,452	$109,391	$272	$322,115
Intersegment interest allocations	12,371	(12,371)	—	—
Total interest expense	29,911	—	7,476	37,387
Net interest income (expense)	194,912	97,020	(7,204)	284,728
Credit loss expense	20,389	16,042	1,898	38,329
Net interest income (expense) after credit loss expense	174,523	80,978	(9,102)	246,399
Gain on sale of subsidiary or division	9,758	—	—	9,758
Other noninterest income	29,503	21,010	114	50,627
Noninterest expense	163,995	54,011	4,068	222,074
Operating income (loss)	$49,789	$47,977	$(13,056)	$84,710

(Dollars in thousands)
Year Ended December 31, 2019	Banking	Factoring	Corporate	Consolidated
Total interest income	$211,742	$98,247	$1,164	$311,153
Intersegment interest allocations	11,294	(11,294)	—	—
Total interest expense	48,786	—	6,464	55,250
Net interest income (expense)	174,250	86,953	(5,300)	255,903
Credit loss expense	5,533	2,486	(77)	7,942
Net interest income (expense) after credit loss expense	168,717	84,467	(5,223)	247,961
Noninterest income	26,875	4,727	(33)	31,569
Noninterest expense	148,620	51,780	3,684	204,084
Operating income (loss)	$46,972	$37,414	$(8,940)	$75,446

(Dollars in thousands)
Year Ended December 31, 2018	Banking	Factoring	Corporate	Consolidated
Total interest income	$170,871	$90,092	$2,013	$262,976
Intersegment interest allocations	20,191	(20,191)	—	—
Total interest expense	29,834	—	6,092	35,926
Net interest income (expense)	161,228	69,901	(4,079)	227,050
Credit loss expense	12,373	3,802	(8)	16,167
Net interest income (expense) after credit loss expense	148,855	66,099	(4,071)	210,883
Gain on sale of subsidiary or division	1,071	—	—	1,071
Other noninterest income	18,364	3,483	52	21,899
Noninterest expense	119,283	43,495	4,575	167,353
Operating income (loss)	$49,007	$26,087	$(8,594)	$66,500

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,907,373	$1,121,704	$861,967	$(1,955,253)	$5,935,791
Gross loans held for investment	$4,872,494	$1,036,369	$800	$(912,887)	$4,996,776

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$4,976,009	$662,002	$771,048	$(1,348,762)	$5,060,297
Gross loans held for investment	$4,108,735	$573,372	$1,519	$(489,114)	$4,194,512
NOTE 25 — QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents quarterly financial data for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020
(Dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$89,939	$82,364	$74,398	$75,414
Interest expense	6,341	7,985	10,147	12,914
Net interest income	83,598	74,379	64,251	62,500
Credit loss expense	4,680	(258)	13,609	20,298
Net interest income after credit loss expense	78,918	74,637	50,642	42,202
Gain on sale of subsidiary or division	—	—	9,758	—
Other noninterest income	22,386	10,493	10,271	7,477
Noninterest income	22,386	10,493	20,029	7,477
Noninterest expense	59,298	55,297	52,726	54,753
Net income before income taxes	42,006	29,833	17,945	(5,074)
Income tax expense	9,876	6,929	4,505	(624)
Net income	32,130	22,904	13,440	(4,450)
Dividends on preferred stock	(802)	(899)	—	—
Net income available to common stockholders	$31,328	$22,005	$13,440	$(4,450)
Earnings per common share
Basic	$1.27	$0.89	$0.56	$(0.18)
Diluted	$1.25	$0.89	$0.56	$(0.18)

	Year Ended December 31, 2019
(Dollars in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$81,171	$79,415	$77,303	$73,264
Interest expense	14,763	14,650	13,884	11,953
Net interest income	66,408	64,765	63,419	61,311
Credit loss expense	382	2,865	3,681	1,014
Net interest income after credit loss expense	66,026	61,900	59,738	60,297
Noninterest income	8,666	7,742	7,623	7,538
Noninterest expense	52,661	52,153	50,704	48,566
Net income before income taxes	22,031	17,489	16,657	19,269
Income tax expense	5,322	3,172	3,927	4,481
Net income	16,709	14,317	12,730	14,788
Dividends on preferred stock	—	—	—	—
Net income available to common stockholders	$16,709	$14,317	$12,730	$14,788
Earnings per common share
Basic	$0.67	$0.56	$0.48	$0.55
Diluted	$0.66	$0.56	$0.48	$0.55

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.
Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020. Their report is included in Part IV, Item 15. Exhibits, Financial Statement Schedules under the heading “Report of Independent Registered Public Accounting Firm.”
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of this Report.
1., 2.Financial Statements and Schedules
The following financial statements of Triumph Bancorp, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Income for the Years Ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019, and 2018
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018
•Notes to Consolidated Financial Statements
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

3.6
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

4.6
Deposit Agreement, dated June 19, 2020, among Triumph Bancorp, Inc., Equiniti Trust Company, and the holders from time to time of the depositary receipts described therein, incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on June 19, 2020.

4.7	Form of Depositary Receipt Representing the Depositary Shares, incorporated by reference to Exhibit A included in Exhibit 4.1 to Form 8-K filed with the SEC on June 19, 2020.

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

10.1†	Amended and Restated Employment Agreement of Aaron P. Graft dated March 30, 2016, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 30, 2016.

10.2†	Amended and Restated Employment Agreement of Gail Lehmann dated March 30, 2016, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 30, 2016.

10.3†	Amended and Restated Employment Agreement of R. Bryce Fowler dated March 30, 2016, incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on March 30, 2016.

10.4†	Amended and Restated Employment Agreement of Adam D. Nelson, dated March 30, 2016, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on May 4, 2016.

10.5†	Amended and Restated Employment Agreement of Daniel J. Karas, dated March 30, 2016, incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on August 3, 2016.

10.6†	Employment Agreement between TBK Bank, SSB and Todd Ritterbusch, dated May 1, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 1, 2019.

10.7†	Triumph Bancorp, Inc. Senior Executive Incentive Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.8†	Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.9†	First Amendment to Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 16, 2019.

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

10.16†
Form of Performance Restricted Stock Unit Award Agreement under Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.16 to Form 10-K filed with the SEC on February 11, 2020.

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	February 12, 2021	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	February 12, 2021	/s/ R. Bryce Fowler
R. Bryce Fowler
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Aaron P. Graft	Director and President and Chief Executive Officer	February 12, 2021
Aaron P. Graft	(Principal Executive Officer)
/s/R. Bryce Fowler	Executive Vice President and Chief Financial Officer	February 12, 2021
R. Bryce Fowler	(Principal Financial and Accounting Officer)
/s/Carlos M. Sepulveda, Jr.	Director and Chairman	February 12, 2021
Carlos M. Sepulveda, Jr.

/s/Charles A. Anderson	Director	February 12, 2021
Charles A. Anderson

/s/Debra Bradford	Director	February 12, 2021
Debra Bradford

/s/Richard Davis	Director	February 12, 2021
Richard Davis

/s/Laura Easley	Director	February 12, 2021
Laura Easley

/s/Maribess L. Miller	Director	February 12, 2021
Maribess L. Miller

/s/Fred Perpall	Director	February 12, 2021
Fred Perpall

/s/Michael P. Rafferty	Director	February 12, 2021
Michael P. Rafferty

/s/C. Todd Sparks	Director	February 12, 2021
C. Todd Sparks