Form 10-Q
period 2021-03-31
Triumph Bancorp, Inc.
filed 2021-04-21
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Common Stock — $0.01 par value, 24,880,870 shares, as of April 19, 2021.
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

TRIUMPH BANCORP, INC.
FORM 10-Q
March 31, 2021
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2021 and December 31, 2020
(Dollar amounts in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$80,964	$85,525
Interest bearing deposits with other banks	299,847	228,868
Total cash and cash equivalents	380,811	314,393
Securities - equity investments	5,826	5,826
Securities - available for sale	205,330	224,310
Securities - held to maturity, net of allowance for credit losses of $1,859 and $2,026, respectively, fair value of $5,532 and $5,850, respectively	5,828	5,919
Loans held for sale	22,663	24,546
Loans, net of allowance for credit losses of $48,024 and $95,739, respectively	5,036,488	4,901,037
Federal Home Loan Bank and other restricted stock, at cost	9,807	6,751
Premises and equipment, net	105,390	103,404
Other real estate owned, net	1,421	1,432
Goodwill	163,268	163,209
Intangible assets, net	24,738	26,713
Bank-owned life insurance	41,805	41,608
Deferred tax assets, net	1,260	6,427
Indemnification asset	5,246	36,225
Other assets	89,747	73,991
Total assets	$6,099,628	$5,935,791
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$1,637,653	$1,352,785
Interest bearing	3,152,012	3,363,815
Total deposits	4,789,665	4,716,600
Customer repurchase agreements	2,668	3,099
Federal Home Loan Bank advances	180,000	105,000
Paycheck Protection Program Liquidity Facility	158,796	191,860
Subordinated notes	87,564	87,509
Junior subordinated debentures	40,201	40,072
Other liabilities	76,730	64,870
Total liabilities	5,335,624	5,209,010
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred stock	45,000	45,000
Common stock, 24,882,929 and 24,868,218 shares outstanding, respectively	280	280
Additional paid-in-capital	490,699	489,151
Treasury stock, at cost	(103,059)	(103,052)
Retained earnings	322,705	289,583
Accumulated other comprehensive income (loss)	8,379	5,819
Total stockholders’ equity	764,004	726,781
Total liabilities and stockholders' equity	$6,099,628	$5,935,791
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2021 and 2020
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$48,706	$48,323
Factored receivables, including fees	37,795	24,292
Securities	1,650	2,107
FHLB and other restricted stock	76	204
Cash deposits	126	488
Total interest income	88,353	75,414
Interest expense:
Deposits	3,372	9,677
Subordinated notes	1,349	1,347
Junior subordinated debentures	442	646
Other borrowings	170	1,244
Total interest expense	5,333	12,914
Net interest income	83,020	62,500
Credit loss expense (benefit)	(7,845)	20,298
Net interest income after credit loss expense (benefit)	90,865	42,202
Noninterest income:
Service charges on deposits	1,787	1,588
Card income	1,972	1,800
Net OREO gains (losses) and valuation adjustments	(80)	(257)
Net gains (losses) on sale or call of securities	—	38
Fee income	2,249	1,686
Insurance commissions	1,486	1,051
Other	6,877	1,571
Total noninterest income	14,291	7,477
Noninterest expense:
Salaries and employee benefits	35,980	30,722
Occupancy, furniture and equipment	5,779	5,182
FDIC insurance and other regulatory assessments	977	315
Professional fees	2,545	2,107
Amortization of intangible assets	1,975	2,078
Advertising and promotion	890	1,292
Communications and technology	5,900	5,501
Other	6,846	7,556
Total noninterest expense	60,892	54,753
Net income (loss) before income tax expense	44,264	(5,074)
Income tax expense (benefit)	10,341	(624)
Net income (loss)	$33,923	$(4,450)
Dividends on preferred stock	(801)	—
Net income (loss) available to common stockholders	$33,122	$(4,450)
Earnings (loss) per common share
Basic	$1.34	$(0.18)
Diluted	$1.32	$(0.18)
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$33,923	$(4,450)
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(315)	(8,586)
Tax effect	63	2,011
Unrealized holding gains (losses) arising during the period, net of taxes	(252)	(6,575)
Reclassification of amount realized through sale or call of securities	—	(38)
Tax effect	—	9
Reclassification of amount realized through sale or call of securities, net of taxes	—	(29)
Change in unrealized gains (losses) on securities, net of tax	(252)	(6,604)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	3,663	—
Tax effect	(869)
Unrealized holding gains (losses) arising during the period, net of taxes	2,794	—
Reclassification of amount of gains (losses) recognized into income	23	—
Tax effect	(5)	—
Reclassification of amount of gains (losses) recognized into income, net of taxes	18	—
Change in unrealized gains (losses) on derivative financial instruments	2,812	—

Total other comprehensive income (loss)	2,560	(6,604)
Comprehensive income (loss)	$36,483	$(11,054)
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2021	$45,000	24,868,218	$280	$489,151	3,083,503	$(103,052)	$289,583	$5,819	$726,781
Issuance of restricted stock awards	—	4,613	—	—	—	—	—	—	—
Stock option exercises, net	—	10,205	—	191	—	—	—	—	191
Stock based compensation	—	—	—	1,350	—	—	—	—	1,350
Forfeiture of restricted stock awards	—	(107)	—	7	107	(7)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(801)	—	(801)
Net income (loss)	—	—	—	—	—	—	33,923	—	33,923
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,560	2,560
Balance, March 31, 2021	$45,000	24,882,929	$280	$490,699	3,083,610	$(103,059)	$322,705	$8,379	764,004

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2020	$—	24,964,961	$272	$473,251	2,198,681	$(67,069)	$229,030	$1,106	$636,590
Impact of adoption of ASU 2016-13	—	—	—	—	—	—	(1,771)	—	(1,771)
Issuance of restricted stock awards	—	8,079	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	1,168	—	—	—	—	1,168
Forfeiture of restricted stock awards	—	(601)	—	23	601	(23)	—	—	—
Purchase of treasury stock	—	(871,319)	—	—	871,319	(35,586)	—	—	(35,586)
Net income (loss)	—	—	—	—	—	—	(4,450)	—	(4,450)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(6,604)	(6,604)
Balance, March 31, 2020	$—	24,101,120	$273	$474,441	3,070,601	$(102,678)	$222,809	$(5,498)	$589,347
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$33,923	$(4,450)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,927	2,232
Net accretion on loans	(3,501)	(2,134)
Amortization of subordinated notes issuance costs	55	20
Amortization of junior subordinated debentures	129	123
Net amortization on securities	350	(79)
Amortization of intangible assets	1,975	2,078
Deferred taxes	4,296	(3,083)
Credit Loss Expense (benefit)	(7,845)	20,298
Stock based compensation	1,350	1,168
Net (gains) losses on sale or call of debt securities	—	(38)
Net (gains) losses on equity securities	—	(241)
Net OREO (gains) losses and valuation adjustments	80	257
Origination of loans held for sale	(15,143)	(7,775)
Purchases of loans held for sale	(13,148)	(7,737)
Proceeds from sale of loans originated or purchased for sale	25,253	14,233
Net gains on sale of loans	(516)	(181)
Net (gains) losses on transfer of loans to loans held for sale	(1,053)	(594)
Net change in operating leases	46	49
(Increase) decrease in other assets	(8,741)	1,470
Increase (decrease) in other liabilities	1,219	(1,521)
Net cash provided by (used in) operating activities	21,656	14,095
Cash flows from investing activities:
Purchases of securities available for sale	—	(63,674)
Proceeds from maturities, calls, and pay downs of securities available for sale	21,945	26,069
Proceeds from maturities, calls, and pay downs of securities held to maturity	258	295
Purchases of loans held for investment	(27,933)	(123,718)
Proceeds from sale of loans	20,406	31,296
Net change in loans	(76,116)	(130,951)
Purchases of premises and equipment, net	(4,913)	(4,053)
Net proceeds from sale of OREO	211	212
(Purchases) redemptions of FHLB and other restricted stock, net	(3,056)	(17,220)
Net cash provided by (used in) investing activities	(69,198)	(281,744)
Cash flows from financing activities:
Net increase (decrease) in deposits	73,065	(107,891)
Increase (decrease) in customer repurchase agreements	(431)	1,660
Increase (decrease) in Federal Home Loan Bank advances	75,000	420,000
Proceeds from Paycheck Protection Program Liquidity Facility borrowings	146,333	—
Repayment of Paycheck Protection Program Liquidity Facility borrowings	(179,397)	—
Preferred dividends	(801)	—
Stock option exercises	191	—
Purchase of treasury stock	—	(35,586)
Net cash provided by (used in) financing activities	113,960	278,183
Net increase (decrease) in cash and cash equivalents	66,418	10,534
Cash and cash equivalents at beginning of period	314,393	197,880
Cash and cash equivalents at end of period	380,811	208,414
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Interest paid	$6,364	$12,874
Income taxes paid, net	$(127)	$18
Cash paid for operating lease liabilities	$1,095	$1,049
Supplemental noncash disclosures:
Loans transferred to OREO	$280	$—
Loans held for investment transferred to loans held for sale	$27,407	$30,938
Assets transferred to assets held for sale	$—	$97,895
Lease liabilities arising from obtaining right-of-use assets	$9,816	$7
Securities available for sale purchased, not settled	$3,000	$24,425

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The Company has three reportable segments consisting of Banking, Factoring, and Corporate. The Company’s Chief Executive Officer uses segment results to make operating and strategic decisions.
Risks and Uncertainties
Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  While it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of March 31, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.
Financial position and results of operations
The Company’s interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of March 31, 2021 the Company carries $489,000 of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capital and liquidity
Our reported and regulatory capital ratios could be adversely impacted by further credit loss expense.  We rely on cash on hand as well as dividends from our subsidiary bank to service our debt.  If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt. We maintain access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, but rates for short-term funding can be volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
Intangible asset valuation
The lingering effects COVID-19 could cause a decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
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
Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for a stated period of time.  As of March 31, 2021, the Company’s balance sheet reflected 48 of these deferrals on outstanding loan balances of $85,289,000.  In accordance with the CARES Act and March 2020 interagency guidance, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown. At March 31, 2021, 69% of the $85,289,000 COVID deferral balance was made up of three relationships.
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company has participated in assisting its customers with applications for resources through the program.  PPP loans have two-year and five-year terms and earn interest at a 1% coupon. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of March 31, 2021, the Company carried 2,670 PPP loans representing a book value of $237,299,000. The Company recognized $1,111,000 in fees from the SBA on PPP loans during the three months ended March 31, 2021 and carried $6,587,000 of deferred fees on PPP loans at March 31, 2021. The remaining fees will be amortized and recognized over the remaining lives of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
Credit
The Company is working with customers directly affected by COVID-19.  The Company is prepared to offer assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in communication with borrowers to understand their situation and the challenges faced, allowing the Company to respond proactively as needs and issues arise. Should the economy experience a prolonged period of poor economic conditions or should economic conditions worsen, the Company could experience increases in its required allowance for credit losses (“ACL”) and record additional credit loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 – BUSINESS COMBINATIONS AND DIVESTITURES
HubTran Inc.,
On March 31, 2021, the Company, through TriumphPay, a division of the Company's wholly-owned subsidiary TBK Bank, SSB, entered into a definitive agreement to acquire HubTran, Inc., a cloud-based provider of automation software for the transportation industry's back-office, for $97,000,000 in cash subject to customary purchase price adjustments and closing conditions. The acquisition is subject to customary closing conditions, including receipt of regulatory approval, and is expected to close in the second quarter of 2021.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The measurement period for this transaction remained open at the time the Agreement was executed, and the Company has determined that there is a clear and direct link between the Agreement and the ARPA. Therefore, the terms of the Agreement have been incorporated into the Company's purchase accounting which has resulted in the elimination of the contingent consideration component of the ARPA, the recognition of cash due from Covenant as part of the consideration for the transaction, and an indemnification asset to reflect the modification of Covenant's indemnification obligations.
A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)	Initial Values Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values
Assets acquired:
Factored receivables	$107,524	$—	$107,524
Allowance for credit losses	(37,415)	—	(37,415)
Factored receivables, net of ACL	70,109	—	70,109
Intangible assets	3,500	—	3,500
Indemnification asset	30,959	—	30,959
Deferred income taxes	1,448	(59)	1,389
	106,016	(59)	105,957
Liabilities assumed:
Deposits	5,361	—	5,361
	5,361	—	5,361
Fair value of net assets acquired	$100,655	$(59)	$100,596
Consideration:
Cash paid	$108,375	—	$108,375
Stock consideration	13,942	—	13,942
Cash due from seller subsequent to liquidation of stock consideration	(17,196)	—	(17,196)
Total consideration	$105,121	$—	$105,121
Goodwill	$4,466	$59	$4,525
The acquired assets were allocated to the Company’s Factoring segment. The Company has recognized goodwill of $4,525,000, which included measurement period adjustments related to the finalization of the tax basis of Covenant’s customer intangibles and its impact on the deferred tax liability associated with these intangibles. Goodwill was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Factoring segment. The goodwill in this acquisition resulted from expected synergies and expansion in the factoring market. The goodwill will not be deducted for tax purposes. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.
Consideration included cash due from Covenant subsequent to liquidation of the stock consideration with an acquisition date fair value of $17,196,000. The fair value of cash due from Covenant was based on the Company's stock price on the date of the Agreement, less an estimate of broker commissions and discounts. During the year ended December 31, 2020, the entirety of the acquired stock was sold by Covenant and Covenant delivered net proceeds of $28,064,000 and the Company recognized $10,868,000 of other noninterest income measured as the difference between the initial purchase accounting measurement and the amount of net proceeds delivered to the Company upon liquidation. Of the total $10,868,000 of noninterest income recognized, $2,007,000 was recognized during the three months ended September 30, 2020, and the remainder was recognized during the three months ended December 31, 2020.
The intangible assets recognized include a customer relationship intangible asset with an acquisition date fair value of $3,500,000 which will be amortized utilizing an accelerated method over its eight year estimated useful life.
The indemnification asset was measured separately from the related covered portfolio. It is not contractually embedded in the covered portfolio nor is it transferable with the covered portfolio should the Company choose to dispose of the portfolio or a portion of the portfolio. The indemnification asset was initially recorded in other assets in the Consolidated Balance Sheets at the time of the TFS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisition at a fair value of $30,959,000, measured as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. These cash flows were discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The amount ultimately collected for this asset will be dependent upon the performance of the underlying covered portfolio, the passage of time, and Covenant's willingness and ability to make necessary payments. The terms of the Agreement are such that indemnification has no expiration date and the Company will continue to carry the indemnification asset until ultimate resolution of the covered portfolio. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The value of the indemnification asset was $5,246,000 and $36,225,000 at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, new adverse developments with the largest of the three Over-Formula Advance clients caused the Company to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41,265,000; however, this net charge-off had no impact on credit loss expense for the three months ended March 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $35,633,000 of this charge-off by drawing on its secured line of credit which is reflected on our March 31, 2021 Consolidated Balance Sheet as a current and performing equipment loan held for investment. Given separate developments with the other two Over-Formula Advance clients, the Company reserved an additional $2,895,000 reflected in credit loss expense for the three months ended March 31, 2021. The $2,895,000 increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4,654,000 gain on the indemnification asset which was recorded through non-interest income.
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
NOTE 3 - SECURITIES
Equity Securities with Readily Determinable Fair Values
The Company held equity securities with fair values of $5,826,000 and $5,826,000 at March 31, 2021 and December 31, 2020, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Unrealized gains (losses) on equity securities still held at the reporting date	$—	$241
Realized gains (losses) on equity securities sold during the period	—	—
	$—	$241
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2021
Available for sale securities:
U.S. Government agency obligations	$9,966	$87	$—	$—	$10,053
Mortgage-backed securities, residential	23,260	1,104	(2)	—	24,362
Asset-backed securities	7,027	—	(13)	—	7,014
State and municipal	34,485	960	—	—	35,445
CLO securities	113,123	4,224	(81)	—	117,266
Corporate bonds	7,879	124	(2)	—	8,001
SBA pooled securities	3,114	84	(9)	—	3,189
Total available for sale securities	$198,854	$6,583	$(107)	$—	$205,330

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2021
Held to maturity securities:
CLO securities	$7,687	$—	$(2,155)	$5,532
Allowance for credit losses	(1,859)
Total held to maturity securities, net of ACL	$5,828

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2020
Available for sale securities:
U.S. Government agency obligations	$14,942	$146	$—	$—	$15,088
Mortgage-backed securities, residential	26,547	1,139	(2)	—	27,684
Asset-backed securities	7,091	—	(52)	—	7,039
State and municipal	36,238	1,157	—	—	37,395
CLO Securities	118,128	4,335	(259)	—	122,204
Corporate bonds	11,373	205	(5)	—	11,573
SBA pooled securities	3,200	133	(6)	—	3,327
Total available for sale securities	$217,519	$7,115	$(324)	$—	$224,310

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2020
Held to maturity securities:
CLO securities	$7,945	$—	$(2,095)	$5,850
Allowance for credit losses	(2,026)
Total held to maturity securities, net of ACL	$5,919
The amortized cost and estimated fair value of securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one year to five years	29,565	29,927	—	—
Due from five years to ten years	11,327	11,912	7,687	5,532
Due after ten years	124,561	128,926	—	—
	165,453	170,765	7,687	5,532
Mortgage-backed securities, residential	23,260	24,362	—	—
Asset-backed securities	7,027	7,014	—	—
SBA pooled securities	3,114	3,189	—	—
	$198,854	$205,330	$7,687	$5,532

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Proceeds	$—	$—
Gross gains	—	—
Gross losses	—	—
Net gains and losses from calls of securities	—	38
Debt securities with a carrying amount of approximately $73,321,000 and $73,056,000 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $993,000 and $1,233,000 at March 31, 2021 and December 31, 2020, respectively, and was included in other assets in the consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2021 and 2020.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	57	—	180	(2)	237	(2)
Asset-backed securities	—	—	7,014	(13)	7,014	(13)
State and municipal	—	—	—	—	—	—
CLO securities	—	—	30,610	(81)	30,610	(81)
Corporate bonds	500	(2)	150	—	650	(2)
SBA pooled securities	312	(2)	592	(7)	904	(9)
	$869	$(4)	$38,546	$(103)	$39,415	$(107)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	100	(1)	215	(1)	315	(2)
Asset-backed securities	129	—	6,911	(52)	7,040	(52)
State and municipal	—	—	—	—	—	—
CLO Securities	12,083	(93)	29,785	(166)	41,868	(259)
Corporate bonds	498	(5)	150	—	648	(5)
SBA pooled securities	889	(6)	29	—	918	(6)
	$13,699	$(105)	$37,090	$(219)	$50,789	$(324)
Management evaluates available for sale debt securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. Consideration is given to (1)the extent to which the fair value is less than cost, (2)the

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
financial condition and near-term prospects of the issuer, and (3)the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.
At March 31, 2021, the Company had 39 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended March 31,
Held to Maturity CLO Securities	2021	2020
Allowance for credit losses:
Beginning balance	$2,026	$—
Impact of adopting ASC 326	—	126
Credit loss expense	(167)	—
Allowance for credit losses ending balance	$1,859	$126
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2021 and December 31, 2020, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. As of March 31, 2021, the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	March 31, 2021	December 31, 2020
1-4 family residential	$5,748	$6,319
Commercial	16,915	18,227
Total loans held for sale	$22,663	$24,546
Commercial loans held for sale totaling $7,331,000 were risk rated as classified at March 31, 2021

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$784,110	$787,299	$(3,189)	$779,158	$782,614	$(3,456)
Construction, land development, land	223,841	224,133	(292)	219,647	220,021	(374)
1-4 family residential	142,859	143,315	(456)	157,147	157,731	(584)
Farmland	97,835	98,581	(746)	103,685	104,522	(837)
Commercial	1,581,125	1,600,893	(19,768)	1,562,957	1,579,841	(16,884)
Factored receivables	1,208,718	1,210,169	(1,451)	1,120,770	1,122,008	(1,238)
Consumer	14,332	14,351	(19)	15,838	15,863	(25)
Mortgage warehouse	1,031,692	1,031,692	—	1,037,574	1,037,574	—
Total loans held for investment	5,084,512	$5,110,433	$(25,921)	4,996,776	$5,020,174	$(23,398)
Allowance for credit losses	(48,024)			(95,739)
	$5,036,488			$4,901,037
The difference between the amortized cost and the unpaid principal is primarily (1) premiums and discounts associated with acquired loans totaling $17,636,000 and $18,511,000 at March 31, 2021 and December 31, 2020, respectively, and (2) net deferred origination and factoring fees totaling $8,285,000 and $4,887,000 at March 31, 2021 and December 31, 2020, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $17,331,000 and $18,198,000 at March 31, 2021 and December 31, 2020, respectively, and was included in other assets in the consolidated balance sheets.
At March 31, 2021 and December 31, 2020, the Company had $147,458,000 and $145,892,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At March 31, 2021 and December 31, 2020 the balance of the Over-Formula Advance Portfolio included in factored receivables was $10,632,000 and $62,100,000, respectively.
As of March 31, 2021 the Company carried a separate $19,204,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is included in factored receivables and is separate from the aforementioned Over-Formula Advance Portfolio. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to the Company by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. In addition to commencing litigation against such customer, the Company has also filed a declaratory judgment action in Federal District Court for the Southern District of Florida seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to the Company. Based on our legal analysis and discussions with our counsel advising us on this matter, the Company believes it is probable that it will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, the Company has not reserved for such balance as of March 31, 2021.
Loans with carrying amounts of $2,077,543,000 and $2,255,441,000 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity, Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.
During the three months ended March 31, 2021, loans with carrying amounts of $27,407,000 were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the three months ended March 31, 2021, loans transferred to held for sale were sold resulting in proceeds of $25,253,000. The Company recorded net gains on transfers and sales of loans of $1,053,000 for the three months ended March 31, 2021, which are recorded as other noninterest income in the consolidated statements of income.
During the three months ended March 31, 2020, loans with a carrying amount of $30,938,000 were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the three months ended March 31, 2020, loans transferred to held for sale were sold resulting in proceeds of $31,296,000 and net gains on transfers and sales of loans of $594,000, which were recorded as other noninterest income in the consolidated statements of income.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended March 31, 2021
Commercial real estate	$10,182	$(3,364)	$—	$5	$6,823
Construction, land development, land	3,418	(1,737)	(12)	1	1,670
1-4 family residential	1,225	(678)	—	84	631
Farmland	832	(133)	—	—	699
Commercial	22,040	(5,071)	(273)	462	17,158
Factored receivables	56,463	4,718	(41,503)	38	19,716
Consumer	542	(193)	(79)	26	296
Mortgage warehouse	1,037	(6)	—	—	1,031
	$95,739	$(6,464)	$(41,867)	$616	$48,024

(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Credit Loss Expense	Charge-offs	Recoveries	Reclassification to Held For Sale	Ending Balance
Three months ended March 31, 2020
Commercial real estate	$5,353	$1,372	$5,027	$—	$1	$—	$11,753
Construction, land development, land	1,382	(187)	1,983	—	1	—	3,179
1-4 family residential	308	513	259	(21)	28	—	1,087
Farmland	670	437	(86)	—	—	—	1,021
Commercial	12,566	(184)	8,233	(306)	285	(449)	20,145
Factored receivables	7,657	(1,630)	1,463	(1,394)	38	—	6,134
Consumer	488	(52)	411	(204)	31	—	674
Mortgage warehouse	668	—	71	—	—	—	739
	$29,092	$269	$17,361	$(1,925)	$384	$(449)	$44,732
The ACL as of March 31, 2021 and 2020 was estimated using the current expected credit loss model. The primary reasons for the decrease in required ACL during the three months ended March 31, 2021 are net charge-offs on PCD Over-Formula Advances (classified as factored receivables) and improvement of the loss drivers that the Company forecasts to calculate expected losses during the period.
Management determined that the $62,200,000 in Over-Formula Advances obtained through the TFS Acquisition during 2020 had experienced more than insignificant credit deterioration since origination and thus deemed those Over-Formula Advances to be purchased credit deteriorated ("PCD"). The total remaining ACL on all acquired PCD Over-Formula Advances was approximately $10,600,000 at March 31, 2021 compared to $49,000,000 at December 31, 2020. The primary driver of the decrease in required ACL during the three months ended March 31, 2021 was a net charge-off of $41,265,000 due from the largest acquired Over-Formula Advance client. This was partially offset by an additional $2,895,000 million of reserve required across the two remaining Over-

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Formula Advance clients. As of March 31, 2021, the entire remaining acquired PCD Over-Formula Advance balance was fully reserved. See Note 2 – Business Combinations and Divestitures for further discussion of Over-Formula Advance activity.
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
For all DCF models at March 31, 2021, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2021, as compared to December 31, 2020, the Company forecasted a decrease in national unemployment, increase in one-year percentage change in national retail sales, increase in one-year percentage change in the national home price index, and an increase in one-year percentage change in national gross domestic product. For percentage changes in national retail sales, national home price index and national gross domestic product, the Company projected growth in the first projected quarter followed by percentage change growth for the last three projected quarters resembling something closer to pre-COVID-19 levels. Projected unemployment rates used by the Company are relatively stable over the four projected quarters at levels somewhat higher than pre-COVID-19 conditions.
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
In addition to the impact of changes to the ACL on acquired PCD Over-Formula Advances previously discussed, changes in projected loss drivers and assumptions over the reasonable and supportable forecast period decreased the required ACL by $8,295,000. Further, the Company experienced a net reserve release of $1,036,000 of specific reserves on non-PCD loans. Non-PCD-related charge-offs and changes in loan volume and mix had insignificant impacts on the change in required ACL during the three months ended March 31, 2021.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
March 31, 2021
Commercial real estate	$13,245	$—	$—	$737	$13,982	$1,352
Construction, land development, land	2,198	—	—	—	2,198	250
1-4 family residential	2,054	—	—	61	2,115	24
Farmland	1,942	—	139	198	2,279	—
Commercial	2,286	—	4,611	4,429	11,326	3,131
Factored receivables	—	44,161	—	—	44,161	13,822
Consumer	—	—	—	267	267	37
Mortgage warehouse	—	—	—	—	—	—
Total	$21,725	$44,161	$4,750	$5,692	$76,328	$18,616

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2021 the balance of the Over-Formula Advance Portfolio included in factored receivables $10,632,000 and was fully reserved. At March 31, 2021 the balance of Misdirected Payments included in factored receivables was $19,204,000 and carried no ACL allocation.

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
At December 31, 2020 the balance of the Over-Formula Advance Portfolio included in factored receivables was $62,100,000 and carried an ACL allocation of $49,000,000. At December 31, 2020 the balance of Misdirected Payments included in factored receivables was $19,600,000 and carried no ACL allocation.
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
March 31, 2021
Commercial real estate	$831	$648	$6,181	$7,660	$776,450	$784,110	$—
Construction, land development, land	23	—	1,205	1,228	222,613	223,841	—
1-4 family residential	736	84	953	1,773	141,086	142,859	—
Farmland	32	348	669	1,049	96,786	97,835	—
Commercial	2,859	946	3,771	7,576	1,573,549	1,581,125	—
Factored receivables	31,442	9,933	38,395	79,770	1,128,948	1,208,718	38,395
Consumer	209	101	111	421	13,911	14,332	—
Mortgage warehouse	—	—	—	—	1,031,692	1,031,692	—
Total	$36,132	$12,060	$51,285	$99,477	$4,985,035	$5,084,512	$38,395

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2020
Commercial real estate	$1,512	$147	$7,623	$9,282	$769,876	$779,158	$—
Construction, land development, land	185	1,001	323	1,509	218,138	219,647	22
1-4 family residential	1,978	448	952	3,378	153,769	157,147	—
Farmland	407	1,000	300	1,707	101,978	103,685	—
Commercial	2,084	1,765	5,770	9,619	1,553,338	1,562,957	35
Factored receivables	33,377	28,506	72,717	134,600	986,170	1,120,770	72,717
Consumer	385	116	81	582	15,256	15,838	—
Mortgage warehouse	—	—	—	—	1,037,574	1,037,574	—
Total	$39,928	$32,983	$87,766	$160,677	$4,836,099	$4,996,776	$72,774
At March 31, 2021 and December 31, 2020, total past due Over-Formula Advances recorded in factored receivables was $10,632,000 and $62,100,000, respectively, all of which was considered past due 90 days or more. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition. At March 31, 2021 and December 31, 2020, the Misdirected Payments totaled $19,204,000 and $19,600,000, respectively. At March 31, 2021 the entire balance of the Misdirected Payments was considered past due 90 days or more, and at December 31, 2020 approximately $6,000,000 was considered past due 90

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets at March 31, 2021. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$12,382	$3,568	$9,945	$3,461
Construction, land development, land	2,175	1,178	2,294	1,199
1-4 family residential	1,774	1,698	1,848	1,651
Farmland	2,279	2,279	2,531	2,531
Commercial	11,296	4,828	17,202	4,891
Factored receivables	—	—	—	—
Consumer	267	205	253	188
Mortgage warehouse	—	—	—	—
	$30,173	$13,756	$34,073	$13,921
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Commercial real estate	$—	$62
Construction, land development, land	—	—
1-4 family residential	1	8
Farmland	6	—
Commercial	3	16
Factored receivables	—	—
Consumer	—	2
Mortgage warehouse	—	—
	$10	$88
There was no interest earned on nonaccrual loans during the three months ended March 31, 2021 and 2020.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans(1)	$30,173	$34,073
Factored receivables greater than 90 days past due	27,763	13,927
Other nonperforming factored receivables(2)	1,447	10,029
Troubled debt restructurings accruing interest	2	3
	$59,385	$58,032
(1)Includes troubled debt restructurings of $13,267,000 and $13,321,000 at March 31, 2021 and December 31, 2020, respectively.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of March 31, 2021 and December 31, 2020, based on the most recent analysis performed, the risk category of loans is as follows:

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
March 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate
Pass	$106,384	$386,062	$59,317	$41,833	$79,080	$64,443	$27,888	$—	$765,007
Classified	2,467	13,230	48	173	403	2,437	345	—	19,103
Total commercial real estate	$108,851	$399,292	$59,365	$42,006	$79,483	$66,880	$28,233	$—	$784,110

Construction, land development, land
Pass	$24,856	$109,892	$24,951	$58,849	$1,536	$1,549	$11	$—	$221,644
Classified	—	1,990	—	—	—	207	—	—	2,197
Total construction, land development, land	$24,856	$111,882	$24,951	$58,849	$1,536	$1,756	$11	$—	$223,841

1-4 family residential
Pass	$10,623	$27,467	$13,316	$10,636	$12,427	$30,666	$34,839	$928	$140,902
Classified	175	543	29	76	7	1,025	102	—	1,957
Total 1-4 family residential	$10,798	$28,010	$13,345	$10,712	$12,434	$31,691	$34,941	$928	$142,859

Farmland
Pass	$3,354	$18,500	$15,490	$13,436	$12,946	$29,455	$1,368	$139	$94,688
Classified	—	1,409	746	383	136	316	157	—	3,147
Total farmland	$3,354	$19,909	$16,236	$13,819	$13,082	$29,771	$1,525	$139	$97,835

Commercial
Pass	$177,985	$708,112	$126,511	$42,629	$24,457	$10,883	$452,762	$541	$1,543,880
Classified	204	13,635	15,546	3,862	198	—	3,800	—	37,245
Total commercial	$178,189	$721,747	$142,057	$46,491	$24,655	$10,883	$456,562	$541	$1,581,125

Factored receivables
Pass	$1,174,875	$—	$—	$—	$—	$—	$—	$—	$1,174,875
Classified	—	33,843	—	—	—	—	—	—	33,843
Total factored receivables	$1,174,875	$33,843	$—	$—	$—	$—	$—	$—	$1,208,718

Consumer
Pass	$1,339	$3,623	$1,291	$1,078	$3,542	$3,026	$167	$—	$14,066
Classified	—	—	—	11	121	134	—	—	266
Total consumer	$1,339	$3,623	$1,291	$1,089	$3,663	$3,160	$167	$—	$14,332

Mortgage warehouse
Pass	$1,031,692	$—	$—	$—	$—	$—	$—	$—	$1,031,692
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,031,692	$—	$—	$—	$—	$—	$—	$—	$1,031,692

Total loans
Pass	$2,531,108	$1,253,656	$240,876	$168,461	$133,988	$140,022	$517,035	$1,608	$4,986,754
Classified	2,846	64,650	16,369	4,505	865	4,119	4,404	—	97,758
Total loans	$2,533,954	$1,318,306	$257,245	$172,966	$134,853	$144,141	$521,439	$1,608	$5,084,512

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2020	2020	2019	2018	2017	2016	Prior
Commercial real estate
Pass	$271,406	$94,085	$62,075	$49,115	$27,921	$230,731	$27,666	$908	$763,907
Classified	10,298	2,239	133	1,367	664	550	—	—	15,251
Total commercial real estate	$281,704	$96,324	$62,208	$50,482	$28,585	$231,281	$27,666	$908	$779,158

Construction, land development, land
Pass	$72,149	$12,490	$11,829	$5,820	$8,946	$105,584	$12	$500	$217,330
Classified	2,031	34	—	—	—	252	—	—	2,317
Total construction, land development, land	$74,180	$12,524	$11,829	$5,820	$8,946	$105,836	$12	$500	$219,647

1-4 family residential
Pass	$58,300	$11,280	$11,425	$8,982	$4,400	$20,167	$35,326	$5,320	$155,200
Classified	1,473	149	137	23	11	49	105	—	1,947
Total 1-4 family residential	$59,773	$11,429	$11,562	$9,005	$4,411	$20,216	$35,431	$5,320	$157,147

Farmland
Pass	$37,212	$10,095	$7,388	$15,262	$7,908	$20,572	$1,421	$486	$100,344
Classified	994	407	403	—	22	590	925	—	3,341
Total farmland	$38,206	$10,502	$7,791	$15,262	$7,930	$21,162	$2,346	$486	$103,685

Commercial
Pass	$470,477	$162,203	$127,569	$94,154	$70,405	$181,312	$416,197	$11,396	$1,533,713
Classified	8,128	2,390	983	190	4,470	2,787	10,296	—	29,244
Total commercial	$478,605	$164,593	$128,552	$94,344	$74,875	$184,099	$426,493	$11,396	$1,562,957

Factored receivables
Pass	$1,081,316	$—	$—	$—	$—	$—	$—	$—	$1,081,316
Classified	39,454	—	—	—	—	—	—	—	39,454
Total factored receivables	$1,120,770	$—	$—	$—	$—	$—	$—	$—	$1,120,770

Consumer
Pass	$8,382	$2,251	$1,336	$1,258	$688	$1,594	$74	$—	$15,583
Classified	146	28	18	36	11	16	—	—	255
Total consumer	$8,528	$2,279	$1,354	$1,294	$699	$1,610	$74	$—	$15,838

Mortgage warehouse
Pass	$1,037,574	$—	$—	$—	$—	$—	$—	$—	$1,037,574
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,037,574	$—	$—	$—	$—	$—	$—	$—	$1,037,574

Total loans
Pass	$3,036,816	$292,404	$221,622	$174,591	$120,268	$559,960	$480,696	$18,610	$4,904,967
Classified	62,524	5,247	1,674	1,616	5,178	4,244	11,326	—	91,809
Total loans	$3,099,340	$297,651	$223,296	$176,207	$125,446	$564,204	$492,022	$18,610	$4,996,776
Troubled Debt Restructurings and Loan Modifications
The Company had troubled debt restructurings with an amortized cost of $13,269,000 and $13,324,000 as of March 31, 2021 and December 31, 2020, respectively. The Company had allocated $1,978,000 and $2,469,000 of allowance for those loans at March 31, 2021 and December 31, 2020, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the three months ended March 31, 2021 and 2020. The Company did not grant principal reductions on any restructured loans.

(Dollars in thousands)	Extended Amortization Period	Payment Deferrals	Protective Advances	Total Modifications	Number of Loans
Three months ended March 31, 2021
Commercial real estate	$—	$—	$741	$741	1

Three months ended March 31, 2020
Construction, land development, land	$8	$—	$—	$8	1
Farmland	3,486	—	—	3,486	1
Commercial	4,547	5,793	—	10,340	3
	$8,041	$5,793	$—	$13,834	5
During the three months ended March 31, 2021, the Company had two loans modified as troubled debt restructurings with a recorded investment of $5,841,000 for which there were payment defaults within twelve months following the modification. During the three months ended March 31, 2020, the Company had three loans modified as troubled debt restructurings with a recorded investment of $610,000 for which there were payment defaults within twelve months following the modification. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.
During the three months ended March 31, 2021 and 2020, the Company modified $10,459,000 and $28,747,000, respectively, in loans for borrowers impacted by the COVID-19 pandemic. These modifications primarily consisted of payment deferrals to assist customers. As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES act or Interagency Guidance, they are not considered troubled debt restructurings. The following table summarized the amortized cost of loans with payments currently in deferral and the accrued interest related to the loans with payments in deferral at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

March 31, 2021
Commercial real estate	$784,110	$71,726	9.1%	$279
Construction, land development, land	223,841	1,320	0.6%	5
1-4 family residential	142,859	1,154	0.8%	13
Farmland	97,835	—	—%	—
Commercial	1,581,125	11,067	0.7%	192
Factored receivables	1,208,718	—	—%	—
Consumer	14,332	22	0.2%	—
Mortgage warehouse	1,031,692	—	—%	—
Total	$5,084,512	$85,289	1.7%	$489

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

December 31, 2020
Commercial real estate	$779,158	$69,980	9.0%	$357
Construction, land development, land	219,647	18,821	8.6%	183
1-4 family residential	157,147	1,129	0.7%	15
Farmland	103,685	—	—%	—
Commercial	1,562,957	14,561	0.9%	166
Factored receivables	1,120,770	—	—%	—
Consumer	15,838	106	0.7%	5
Mortgage warehouse	1,037,574	—	—%	—
Total	$4,996,776	$104,597	2.1%	$726
Residential Real Estate Loans In Process of Foreclosure
At March 31, 2021 and December 31, 2020, the Company had $83,000 and $251,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Goodwill	$163,268	$163,209

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(28,565)	$15,013	$43,578	$(27,436)	$16,142
Other intangible assets	19,200	(9,475)	9,725	19,200	(8,629)	10,571
	$62,778	$(38,040)	$24,738	$62,778	$(36,065)	$26,713
The changes in goodwill and intangible assets during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$189,922	$190,286
Acquired goodwill - measurement period adjustment	59	—
Amortization of intangibles	(1,975)	(2,078)
Ending balance	$188,006	$188,208
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Beginning in June 2020, such derivatives were used to hedge the variable cash flows associated with interest bearing deposits.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate interest bearing deposits. During 2021, the Company estimates that an additional $94,000 will be reclassified as an increase in interest expense.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2021 and December 31, 2020.

	Derivative Assets
	As of March 31, 2021			As of December 31, 2020
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value Total	Notional Amount	Balance Sheet Location	Fair Value Total
Derivatives designated as hedging instruments:
Interest rate swaps	$200,000	Other Assets	$4,501	$200,000	Other Assets	$816
The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax, as of March 31, 2021:

(Dollars in thousands)	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
Three Months Ended March 31, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,812	$2,812	Interest Expense	$23	$23
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
As of March 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $0. As of March 31, 2021, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $0.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $5,828,000 and $5,919,000 at March 31, 2021 and December 31, 2020, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$28,478	$494,529	$523,007	$43,406	$547,430	$590,836
Standby letters of credit	$11,845	$10,161	$22,006	$5,464	$8,429	$13,893
Commitments to purchase loans	$—	$77,871	$77,871	$—	$66,373	$66,373
Mortgage warehouse commitments	$—	$546,697	$546,697	$—	$417,722	$417,722
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At March 31, 2021 and December 31, 2020, the allowance for credit losses on off-balance sheet credit exposures totaled $3,791,000 and $5,005,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. For the three months ended March 31, 2021 and 2020, credit loss expense for off balance sheet credit exposures was a benefit of $1,214,000 and expense of $2,937,000, respectively.
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
The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 17 of the Company’s 2020 Form 10-K.
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2021	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$10,053	$—	$10,053
Mortgage-backed securities, residential	—	24,362	—	24,362
Asset-backed securities	—	7,014	—	7,014
State and municipal	—	35,445	—	35,445
CLO securities	—	117,266	—	117,266
Corporate bonds	—	8,001	—	8,001
SBA pooled securities	—	3,189	—	3,189
	$—	$205,330	$—	$205,330

Equity securities
Mutual fund	$5,826	$—	$—	$5,826

Loans held for sale	$—	$22,663	$—	$22,663

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$4,501	$—	$4,501

Indemnification asset	$—	$—	$5,246	$5,246

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$15,088	$—	$15,088
Mortgage-backed securities, residential	—	27,684	—	27,684
Asset-backed securities	—	7,039	—	7,039
State and municipal	—	37,395	—	37,395
CLO Securities	—	122,204	—	122,204
Corporate bonds	—	11,573	—	11,573
SBA pooled securities	—	3,327	—	3,327
	$—	$224,310	$—	$224,310

Equity securities
Mutual fund	$5,826	$—	$—	$5,826

Loans held for sale	$—	$24,546	$—	$24,546

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$816	$—	$816

Indemnification asset	$—	$—	$36,225	$36,225
There were no transfers between levels during 2021 or 2020.
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At March 31, 2021 and December 31, 2020, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $5,500,000 and $39,200,000, respectively, and a discount rate of 4.6% and 8.8%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$36,225	$—
Indemnification asset recognized in business combination	—	—
Change in fair value of indemnification asset recognized in earnings	4,654	—
Indemnification recognized	(35,633)	—
Ending balance	$5,246	$—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2021	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$7,462	$7,462
Construction, land development, land	—	—	747	747
1-4 family residential	—	—	39	39
Commercial	—	—	3,131	3,131
Factored receivables	—	—	30,339	30,339
Consumer	—	—	26	26
Other real estate owned (1)
1-4 family residential	—	—	155	155
Construction	—	—	104	104
	$—	$—	$42,003	$42,003

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$5,107	$5,107
Construction, land development, land	—	—	824	824
1-4 family residential	—	—	—	—
Commercial	—	—	2,355	2,355
Factored receivables	—	—	41,065	41,065
Consumer	—	—	3	3
PCI
Other real estate owned (1)
Commercial real estate	—	—	273	273
1-4 family residential	—	—	114	114
Farmland	—	—	209	209
	$—	$—	$49,950	$49,950
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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
March 31, 2021		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$380,811	$380,811	$—	$—	$380,811
Securities - held to maturity	5,828	—	—	5,532	5,532
Loans not previously presented, gross	5,042,768	170,729	—	4,887,570	5,058,299
FHLB and other restricted stock	9,807	N/A	N/A	N/A	N/A
Accrued interest receivable	18,333	18,333	—	—	18,333

Financial liabilities:
Deposits	4,789,665	—	4,792,690	—	4,792,690
Customer repurchase agreements	2,668	—	2,668	—	2,668
Federal Home Loan Bank advances	180,000	—	180,000	—	180,000
Paycheck Protection Program Liquidity Facility	158,796	—	158,796	—	158,796
Subordinated notes	87,564	—	88,111	—	88,111
Junior subordinated debentures	40,201	—	41,005	—	41,005
Accrued interest payable	3,045	3,045	—	—	3,045

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2020		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$314,393	$314,393	$—	$—	$314,393
Securities - held to maturity	5,919	—	—	5,850	5,850
Loans not previously presented, gross	4,953,399	195,739	—	4,783,143	4,978,882
FHLB and other restricted stock	6,751	N/A	N/A	N/A	N/A
Accrued interest receivable	19,435	19,435	—	—	19,435

Financial liabilities:
Deposits	4,716,600	—	4,719,625	—	4,719,625
Customer repurchase agreements	3,099	—	3,099	—	3,099
Federal Home Loan Bank advances	105,000	—	105,000	—	105,000
Paycheck Protection Program Liquidity Facility	191,860	—	191,860	—	191,860
Subordinated notes	87,509	—	89,413	—	89,413
Junior subordinated debentures	40,072	—	40,379	—	40,379
Accrued interest payable	4,270	4,270	—	—	4,270

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2021 and December 31, 2020, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of March 31, 2021 and December 31, 2020, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2021 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$741,481	13.6%	$436,165	8.0%	N/A	N/A
TBK Bank, SSB	$681,436	12.7%	$429,251	8.0%	$536,564	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$615,909	11.3%	$327,031	6.0%	N/A	N/A
TBK Bank, SSB	$644,733	12.0%	$322,367	6.0%	$429,822	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$530,708	9.7%	$246,205	4.5%	N/A	N/A
TBK Bank, SSB	$644,733	12.0%	$241,775	4.5%	$349,230	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$615,909	10.9%	$226,022	4.0%	N/A	N/A
TBK Bank, SSB	$644,733	11.4%	$226,222	4.0%	$282,778	5.0%
As of December 31, 2020
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$715,142	13.0%	$440,087	8.0%	N/A	N/A
TBK Bank, SSB	$653,359	12.1%	$431,973	8.0%	$539,966	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$581,580	10.6%	$329,196	6.0%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$323,223	6.0%	$430,964	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$496,508	9.0%	$248,254	4.5%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$242,417	4.5%	$350,158	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$581,580	10.8%	$215,400	4.0%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$215,482	4.0%	$269,353	5.0%
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at March 31, 2021 and December 31, 2020. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At March 31, 2021 and December 31, 2020, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 12 – STOCKHOLDERS’ EQUITY
The following summarizes the capital structure of Triumph Bancorp, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	March 31, 2021	December 31, 2020
Shares authorized	50,000,000	50,000,000
Shares issued	27,966,539	27,951,721
Treasury shares	(3,083,610)	(3,083,503)
Shares outstanding	24,882,929	24,868,218
Par value per share	$0.01	$0.01
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
Stock Repurchase Programs
During the three months ended March 31, 2020, the Company repurchased 871,319 shares into treasury stock under the Company’s stock repurchase program at an average price of $40.81, for a total of $35,600,000, effectively completing the $50,000,000 stock repurchase program authorized by the Company’s board of directors on October 16, 2019. No shares were repurchased during the three months ended March 31, 2021 under a stock repurchase program.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 – STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $1,350,000 and $1,168,000 for the three months ended March 31, 2021 and 2020, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the three months ended March 31, 2021 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	205,536	29.17
Granted	4,613	57.99
Vested	(4,613)	57.99
Forfeited	(107)	36.98
Nonvested at March 31, 2021	205,429	29.16
RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of March 31, 2021, there was $2,195,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 2.70 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2021 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	89,713	33.34
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2021	89,713	33.34
RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of March 31, 2021, there was $1,510,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.08 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2021 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at Nonvested at January 1, 2021	85,611	$35.65
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2021	85,611	$35.65
Market Based PSUs granted to employees under the Omnibus Incentive Plan vest after three to five years. The number of shares issued upon vesting will range from 0% to 175% of the Market Based PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of a specified group of peer banks. Compensation expense for the Market Based PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of Market Based PSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation dates.
As of March 31, 2021, there was $1,414,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 1.98 years.
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2021 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	256,625	$37.56
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2021	256,625	$37.56
Performance Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. Compensation expense for the Performance Based PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. As of March 31, 2021, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $19,275,000, and the remaining performance period over which the cost could be recognized was 1.75 years. No compensation cost was recorded during the three months ended March 31, 2021 and 2020.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the three months ended March 31, 2021 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2021	227,986	$25.16
Granted	—	—
Exercised	(18,220)	21.69
Forfeited or expired	—	—
Outstanding at March 31, 2021	209,766	$25.46	6.57	$10,892

Fully vested shares and shares expected to vest at March 31, 2021	209,766	$25.46	6.57	$10,892

Shares exercisable at March 31, 2021	127,033	$22.61	5.70	$6,959
Information related to the stock options for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2021	2020
Aggregate intrinsic value of options exercised	$577	$—
Cash received from option exercises	191	—
Tax benefit realized from option exercises	121	—
Weighted average fair value per share of options granted	$—	$—
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
As of March 31, 2021, there was $242,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.53 years.
Employee Stock Purchase Plan
On April 1, 2019, the Company’s Board of Directors adopted the Triumph Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”) and reserved 2,500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on May 16, 2019. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. The first offering period commenced on February 1, 2021 and as of March 31, 2021, no shares had yet been issued under the plan.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14 – EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Basic
Net income (loss) to common stockholders	$33,122	$(4,450)
Weighted average common shares outstanding	24,675,109	24,314,329
Basic earnings (loss) per common share	$1.34	$(0.18)
Diluted
Net income (loss) to common stockholders	$33,122	$(4,450)
Weighted average common shares outstanding	24,675,109	24,314,329
Dilutive effects of:
Assumed exercises of stock options	130,016	—
Restricted stock awards	169,514	—
Restricted stock units	66,714	—
Performance stock units - market based	128,167	—
Performance stock units - performance based	—	—
Employee stock purchase program	1,418	—
Average shares and dilutive potential common shares	25,170,938	24,314,329
Diluted earnings (loss) per common share	$1.32	$(0.18)
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended March 31,
	2021	2020
Stock options	—	225,055
Restricted stock awards	—	147,748
Restricted stock units	—	55,228
Performance stock units - market based	—	67,707
Performance stock units - performance based	256,625	254,000
Employee stock purchase program	—	—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15 – BUSINESS SEGMENT INFORMATION
The following table presents the Company’s operating segments. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2020 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on Federal Home Loan Bank advance rates.  Credit loss expense is allocated based on the segment’s allowance for credit losses determination. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis but not allocated for segment purposes. TriumphPay is a division of our wholly owned bank and its operations are included in the Banking segment. The Factoring segment includes only factoring originated by TBC.

(Dollars in thousands)
Three months ended March 31, 2021	Banking	Factoring	Corporate	Consolidated
Total interest income	$52,525	$35,824	$4	$88,353
Intersegment interest allocations	2,775	(2,775)	—	—
Total interest expense	3,542	—	1,791	5,333
Net interest income (expense)	51,758	33,049	(1,787)	83,020
Credit loss expense (benefit)	(12,161)	4,483	(167)	(7,845)
Net interest income after credit loss expense	63,919	28,566	(1,620)	90,865
Noninterest income	7,823	6,411	57	14,291
Noninterest expense	43,589	16,153	1,150	60,892
Operating income (loss)	$28,153	$18,824	$(2,713)	$44,264

(Dollars in thousands)
Three months ended March 31, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$51,666	$23,497	$251	$75,414
Intersegment interest allocations	3,074	(3,074)	—	—
Total interest expense	10,921	—	1,993	12,914
Net interest income (expense)	43,819	20,423	(1,742)	62,500
Credit loss expense	18,755	1,544	(1)	20,298
Net interest income after credit loss expense	25,064	18,879	(1,741)	42,202
Noninterest income	6,280	1,296	(99)	7,477
Noninterest expense	41,635	12,063	1,055	54,753
Operating income (loss)	$(10,291)	$8,112	$(2,895)	$(5,074)

(Dollars in thousands)
March 31, 2021	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,985,846	$1,207,756	$898,396	$(1,992,370)	$6,099,628
Gross loans	$4,860,614	$1,118,972	$800	$(895,874)	$5,084,512

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,907,373	$1,121,704	$861,967	$(1,955,253)	$5,935,791
Gross loans	$4,872,494	$1,036,369	$800	$(912,887)	$4,996,776

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our traditional banking offerings include a full suite of lending and deposit products and services focused on our local market areas. These activities generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include factoring, asset-based lending, and equipment lending products offered on a nationwide basis. Our national lending product lines provide further asset base diversification and include mortgage warehouse and liquid credit offered on a nationwide basis. As of March 31, 2021, we had consolidated total assets of $6.100 billion, total loans held for investment of $5.085  billion, total deposits of $4.790 billion and total stockholders’ equity of $764.0 million.
A key element of our strategy is to supplement the asset generation capacity in our community banking markets with commercial finance product lines which are offered on a nationwide basis and which serve to enhance the overall yield of our portfolio. These products include our factoring services, provided principally in the transportation sector, and our asset-based lending and equipment finance products. Year to date, our aggregate outstanding balances for these products has increased $146.4 million, or 7.8%, to $2.021 billion as of March 31, 2021, due to increases in our period-end balances of equipment lending and asset-based lending products. The following table sets forth our commercial finance product lines:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial finance
Commercial - Equipment	$623,248	$573,163
Commercial - Asset-based lending	188,825	180,488
Factored receivables	1,208,718	1,120,770
Total commercial finance loans	$2,020,791	$1,874,421
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

(Dollars in thousands)	March 31, 2021	December 31, 2020
National lending
Mortgage warehouse	$1,031,692	$1,037,574
Commercial - Liquid credit	159,436	184,027
Total national lending loans	$1,191,128	$1,221,601
Most of our products and services share basic processes and have similar economic characteristics. However, our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. We have determined our reportable segments are Banking, Factoring, and Corporate. For the three months ended March 31, 2021, our Banking segment generated 58% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 41% of our total revenue, and our Corporate segment generated 1% of our total revenue.
First Quarter 2021 Overview
Net income available to common stockholders for the three months ended March 31, 2021 was $33.1 million, or $1.32 per diluted share, compared to net loss to common stockholders for the three months ended March 31, 2020 of $4.5 million, or $0.18 per diluted share. For the three months ended March 31, 2021, our return on average common equity was 19.14% and our return on average assets was 2.29%.
At March 31, 2021, we had total assets of $6.100 billion, including gross loans of $5.085 billion, compared to $5.936 billion of total assets and $4.997 billion of gross loans at December 31, 2020. Organic loan growth totaled $87.7 million during the three months ended March 31, 2021. Our national lending lines, which constitute 23% of our total loan portfolio at March 31, 2021, decreased from $1.222 billion in aggregate as of December 31, 2020 to $1.191 billion as of March 31, 2021, a decrease of 2.5%. Our community bank lending lines, which constitute 37% of our total loan portfolio at March 31, 2021, decreased from $1.901 billion in aggregate as of December 31, 2020 to $1.873 billion as of March 31, 2021, a decrease of 1.5%. Our commercial finance product lines, which constitute 40% of our total loan portfolio at March 31, 2021, increased from $1.874 billion in aggregate as of December 31, 2020 to $2.021 billion as of March 31, 2021, an increase of 7.8%.
At March 31, 2021, we had total liabilities of $5.336 billion, including total deposits of $4.790 billion, compared to $5.209 billion of total liabilities and $4.717 billion of total deposits at December 31, 2020. Deposits increased $73.1 million during the three months ended March 31, 2021.
At March 31, 2021, we had total stockholders' equity of $764.0 million. During the three months ended March 31, 2021, total stockholders’ equity increased $37.2 million, primarily due to our net income during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 11.28% and 13.58%, respectively, at March 31, 2021.
For the three months ended March 31, 2021, TriumphPay processed 2,529,673 invoices paying 77,666 distinct carriers a total of $2.302 billion.
2021 Items of Note
HubTran, Inc.
On March 31, 2021, we, through TriumphPay, a division of our wholly-owned subsidiary TBK Bank, SSB, entered into a definitive agreement to acquire HubTran, Inc., a cloud-based provider of automation software for the transportation industry's back-office, for $97 million in cash subject to customary purchase price adjustments and closing conditions. The acquisition is subject to customary closing conditions, including receipt of regulatory approval, and is expected to close in the second quarter of 2021.
The pending acquisition of HubTran will represent significant progress toward the creation of an open-loop payments network that will allow freight brokers and factors to lower costs, remove inefficiencies, reduce fraud and add value for their stakeholders. HubTran brings integrations and in-process integrations with over 230 freight brokers and more than 50 factors.
Misdirected Payments
As of March 31, 2021 we carry a separate $19.2 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances described in the 2020 Items of Note section below. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. In addition to commencing litigation against such customer, we have also filed a declaratory judgment action in United States Federal District Court for the Southern District of Florida seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2021. The full amount of such receivable is reflected in non-performing and past due factored receivables as of March 31, 2021 in accordance with our policy. As of March 31, 2021, the entire $19.2 million Misdirected Payments amount was greater than 90 days past due.

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
Stock Repurchase Program
During the three months ended March 31, 2020, we repurchased 871,319 shares into treasury stock under our stock repurchase program at an average price of $40.81, for a total of $35.6 million, effectively completing the $50.0 million stock repurchase program authorized by our board of directors on October 16, 2019. There were no shares repurchased during the remainder of fiscal year 2020.
Recent Developments: COVID-19 and the Legislative Action
Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company. While employee availability has had no material impact on operations to date, COVID-19 has the potential to create widespread business continuity issues for the Company.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act was to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program ("PPP") and Main Street Lending Program (“MSLP”). During December 2020, many provisions of the CARES Act were extended through the end of 2021. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s 2020 and 2021 operations and could continue to impact operations going forward.
The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  While it appears that epidemiological and macroeconomic conditions are trending in a positive direction as of March 31, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company’s future operations, the Company is disclosing potentially material items of which it is aware.
Financial position and results of operations
Pertaining to our March 31, 2021 financial condition and results of operations, improving conditions around COVID-19 had a material impact on our allowance for credit losses (“ACL”). We have not yet experienced any charge-offs related to COVID-19 and our ACL calculation and resulting provision for credit losses are significantly impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios have brightened significantly since December 31, 2020, our required ACL decreased during the three months ended March 31, 2021. Refer to our discussion of the ACL in Note 1 and Note 4 of our unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required ACL and record additional credit loss expense. The execution of the payment deferral program discussed in the following commentary assisted our ratio of past due loans to total loans as well other asset quality ratios at March 31, 2021. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of March 31, 2021, the Company carried $0.5 million of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. This is down from $0.7 million of accrued interest income and fees on outstanding deferrals at December 31, 2020. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity
As of March 31, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand a double-dip economic recession brought about by a resurgence in COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.
We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding can be volatile. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
Asset valuation
COVID-19 has not affected our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments have changed to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of March 31, 2021, our goodwill was not impaired and we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.
Our processes, controls and business continuity plan
The Company’s preparedness efforts, coupled with quick and decisive plan implementation, has resulted in minimal impacts to operations as a result of COVID-19. At March 31, 2021, the majority of our employees continue to work remotely with no disruption to our operations. We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods.
As of March 31, 2021, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.
Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for a stated period of time. As of March 31, 2021, the Company’s balance sheet reflected 48 of these deferrals on outstanding loan balances of $85.3 million. In accordance with the CARES Act and March 2020 interagency guidance, these short term deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown. At March 31, 2021, 69% of the $85.3 million COVID deferral balance was made up of three relationships.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program. PPP loans generally have a two-year or five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2021, the Company carried 2,670 PPP loans representing a book value of $237.3 million. The Company recognized $1.1 million in fees from the SBA on PPP loans during the three months ended March 31, 2021 and carries $6.6 million of deferred fees on PPP loans at quarter end. The remaining fees will be amortized and recognized over the life of the associated loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
Credit
While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories considered to be “at-risk” of significant impact as of March 31, 2021. The exposures reported below exclude fully guaranteed PPP loans.

Retail Lending:
The Company’s exposure to retail at March 31, 2021 equated to approximately $188.0 million, or 3.7% of total loans, summarized as follows:
•34% new and used vehicle lending; mostly dealer floorplan
•27% retail real estate
•14% grocery stores, pet stores, pharmacies, gas stations and convenience stores
•14% factoring
•11% other types of retail lending
At March 31, 2021 there were no retail loans in deferral through our CARES Act deferral program.
Energy Lending:
The Company’s exposure to energy at March 31, 2021 equated to approximately $80.5 million, or 1.6% of total loans, summarized as follows:
•51% equipment finance; this portfolio consisted primarily of fully amortizing fixed rate loans on multi-use assets like trucks, trailers and cranes.
•33% factoring consisting of purchased invoices from energy-related loads in our factoring operations.  The Company typically collects out of these exposures in 30 - 90 days and continuously evaluates the credit worthiness of the ultimate account debtor, TBK’s source of repayment.
•6% asset-based lending
•10% other types of energy lending
At March 31, 2021, the Company did not have exposure to Exploration and Production (“E&P”) or Reserve-Based lending and only had minimal exposure to specialized equipment lending.
At March 31, 2021 there were no energy lending loans in deferral through our CARES Act deferral program.
Hospitality Lending:
The Company’s exposure to hospitality at March 31, 2021 equated to approximately $120.6 million, or 2.4% of total loans. These were mostly smaller loans purchased through our bank acquisitions and secured by hotels. At March 31, 2021 there were $22.2 million of hospitality loans in deferral through our CARES Act deferral program.
Restaurants:
The Company’s exposure to restaurants at March 31, 2021 equated to approximately $29.2 million, or less than 1% of total loans. At March 31, 2021 there were $6.7 million of restaurant loans in deferral through our CARES Act deferral program.
Health Care and Senior Care Lending:
The Company’s exposure to health care and senior care at March 31, 2021, equated to $39.2 million, or less than 1% of total loans. At March 31, 2021 there were no health care and senior care loans in deferral through our CARES Act deferral program.
We continue to work with customers directly affected by COVID-19. We are prepared to offer assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the COVID-19 virus, we continue to engage in communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.
Transportation
The first quarter of 2021 featured a continuation of high spot rates in all markets with some increased rates in specific markets. Spot rates began to stabilize in late March 2021, but showed no material decrease. January and February are typically the softest months of the year, but a backlog of shipments and tonnage over transportation capacity kept the market strong throughout the beginning of 2021. Major U.S. ports set records in container handling during the quarter and backups on the west coast of the U.S. sent ocean traffic to the eastern U.S. ports. This had a positive impact on trucking by creating long haul opportunities on both U.S. coasts. The pandemic period standards of high refrigerated volume and high home improvement product demand remained in place throughout the quarter and mid-February weather issues intensified the need for capacity.

Financial Highlights

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2021	2020
Income Statement Data:
Interest income	$88,353	$75,414
Interest expense	5,333	12,914
Net interest income	83,020	62,500
Credit loss expense (benefit)	(7,845)	20,298
Net interest income after credit loss expense (benefit)	90,865	42,202
Noninterest income	14,291	7,477
Noninterest expense	60,892	54,753
Net income (loss) before income taxes	44,264	(5,074)
Income tax expense (benefit)	10,341	(624)
Net income (loss)	$33,923	$(4,450)
Dividends on preferred stock	(801)	—
Net income available (loss) to common stockholders	$33,122	$(4,450)

Per Share Data:
Basic earnings (loss) per common share	$1.34	$(0.18)
Diluted earnings (loss) per common share	$1.32	$(0.18)
Weighted average shares outstanding - basic	24,675,109	24,314,329
Weighted average shares outstanding - diluted	25,170,938	24,314,329

Performance ratios - Annualized:
Return on average assets	2.29%	(0.36)%
Return on average total equity	18.42%	(2.85)%
Return on average common equity	19.14%	(2.85)%
Return on average tangible common equity (1)	26.19%	(4.09)%
Yield on loans(2)	7.24%	7.22%
Cost of interest bearing deposits	0.41%	1.34%
Cost of total deposits	0.28%	1.05%
Cost of total funds	0.42%	1.23%
Net interest margin(2)	6.06%	5.63%
Efficiency ratio	62.57%	78.24%
Net noninterest expense to average assets	3.14%	3.88%

(Dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020
Balance Sheet Data:
Total assets	$6,099,628	$5,935,791
Cash and cash equivalents	380,811	314,393
Investment securities	216,984	236,055
Loans held for investment, net	5,036,488	4,901,037
Total liabilities	5,335,624	5,209,010
Noninterest bearing deposits	1,637,653	1,352,785
Interest bearing deposits	3,152,012	3,363,815
FHLB advances	180,000	105,000
Paycheck Protection Program Liquidity Facility	158,796	191,860
Subordinated notes	87,564	87,509
Junior subordinated debentures	40,201	40,072
Total stockholders’ equity	764,004	726,781
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	719,004	681,781

Per Share Data:
Book value per share	$28.90	$27.42
Tangible book value per share (1)	$21.34	$19.78
Shares outstanding end of period	24,882,929	24,868,218

Asset Quality ratios(3):
Past due to total loans	1.96%	3.22%
Nonperforming loans to total loans	1.17%	1.16%
Nonperforming assets to total assets	1.15%	1.15%
ACL to nonperforming loans	80.87%	164.98%
ACL to total loans	0.94%	1.92%
Net charge-offs to average loans(4)	0.85%	0.10%

Capital ratios:
Tier 1 capital to average assets	10.89%	10.80%
Tier 1 capital to risk-weighted assets	11.28%	10.60%
Common equity Tier 1 capital to risk-weighted assets	9.72%	9.05%
Total capital to risk-weighted assets	13.58%	13.03%
Total stockholders' equity to total assets	12.53%	12.24%
Tangible common stockholders' equity ratio (1)	8.98%	8.56%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2021	2020
Loan discount accretion	$3,501	$2,134
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the three months ended March 31, 2021 and the year ended December 31, 2020.
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

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2021	2020
Average total stockholders' equity	$746,849	$627,369
Average preferred stock liquidation preference	(45,000)	—
Average total common stockholders' equity	701,849	627,369
Average goodwill and other intangibles	188,980	189,360
Average tangible common equity	$512,869	$438,010

Net income available to common stockholders	$33,122	$(4,450)
Average tangible common equity	512,869	438,010
Return on average tangible common equity	26.19%	(4.09)%

(Dollars in thousands, except per share amounts)	March 31, 2021	December 31, 2020
Total stockholders' equity	$764,004	$726,781
Preferred stock	(45,000)	(45,000)
Goodwill and other intangibles	(188,006)	(189,922)
Tangible common stockholders' equity	$530,998	$491,859
Common shares outstanding	24,883	24,868
Tangible book value per share	$21.34	$19.78

Total assets at end of period	$6,099,628	$5,935,791
Goodwill and other intangibles	(188,006)	(189,922)
Tangible assets at period end	$5,911,622	$5,745,869
Tangible common stockholders' equity ratio	8.98%	8.56%
Results of Operations
Three months ended March 31, 2021 compared with three months ended March 31, 2020.
Net Income
We earned net income of $33.9 million for the three months ended March 31, 2021 compared to a net loss of $4.5 million for the three months ended March 31, 2020, an increase of $38.4 million.

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
The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	478,275	126	0.11%	141,123	488	1.39%
Taxable securities	189,407	1,428	3.06%	228,996	1,955	3.43%
Tax-exempt securities	34,717	222	2.59%	25,925	152	2.36%
FHLB and other restricted stock	8,511	76	3.62%	21,098	204	3.89%
Loans (1)	4,848,275	86,501	7.24%	4,045,842	72,615	7.22%
Total interest earning assets	5,559,185	88,353	6.45%	4,462,984	75,414	6.80%
Noninterest earning assets:
Cash and cash equivalents	91,139			60,979
Other noninterest earning assets	363,344			382,584
Total assets	6,013,668			4,906,547
Interest bearing liabilities:
Deposits:
Interest bearing demand	701,759	384	0.22%	586,671	344	0.24%
Individual retirement accounts	91,074	186	0.83%	103,351	402	1.56%
Money market	398,015	229	0.23%	441,815	1,031	0.94%
Savings	446,322	167	0.15%	363,888	124	0.14%
Certificates of deposit	765,244	1,955	1.04%	1,068,023	6,006	2.26%
Brokered time deposits	167,881	179	0.43%	344,847	1,770	2.06%
Other brokered deposits	803,009	272	0.14%	—	—	—%
Total interest bearing deposits	3,373,304	3,372	0.41%	2,908,595	9,677	1.34%
Federal Home Loan Bank advances	35,833	24	0.27%	359,286	1,244	1.39%
Subordinated notes	87,532	1,349	6.25%	87,323	1,347	6.20%
Junior subordinated debentures	40,125	442	4.47%	39,609	646	6.56%
Other borrowings	171,902	146	0.34%	2,710	—	—%
Total interest bearing liabilities	3,708,696	5,333	0.58%	3,397,523	12,914	1.53%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,494,001			810,654
Other liabilities	64,122			71,001
Total equity	746,849			627,369
Total liabilities and equity	6,013,668			4,906,547
Net interest income		83,020			62,500
Interest spread (2)			5.87%			5.27%
Net interest margin (3)			6.06%			5.63%
(1)Balance totals include respective nonaccrual assets.

(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.
The following table presents loan yields earned on our community banking, commercial finance, and national lending loan portfolios:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Average community banking	$1,843,002	$2,041,256
Average commercial finance	1,899,264	1,292,749
Average national lending	1,106,010	711,837
Average total loans	$4,848,276	$4,045,842
Community banking yield	4.90%	5.67%
Commercial finance yield	10.81%	11.00%
National lending yield	5.00%	4.80%
Total loan yield	7.24%	7.22%
We earned net interest income of $83.0 million for the three months ended March 31, 2021 compared to $62.5 million for the three months ended March 31, 2020, an increase of $20.5 million, or 32.8%, primarily driven by the following factors.
Interest income increased $12.9 million, or 17.2%, reflecting an increase in average interest earning assets of $1.096 billion, or 24.6%. The average balance of our higher yielding commercial finance loans increased $606.5 million, or 46.9%, from $1.293 billion for the three months ended March 31, 2020 to $1.899 billion for the three months ended March 31, 2021. The impact of increased average commercial finance balances was partially offset by increased average balances in our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $921.8 million for the three months ended March 31, 2021 compared to $513.4 million for the three months ended March 31, 2020. Further, we carried $237.3 million of PPP loans at March 31, 2021. PPP loans carry coupon rate of 1% which has a meaningful downward impact on our loan yield. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit. We recognized discount accretion on purchased loans of $3.5 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.
Interest expense decreased $7.6 million, or 58.7%, in spite of growth in average interest-bearing liabilities. More specifically, average total interest bearing deposits increased $464.7 million, or 16.0%, while average noninterest bearing demand deposits grew $683.3 million. The decrease in interest expense was the result of lower average rates discussed below.
Net interest margin increased to 6.06% for the three months ended March 31, 2021 from 5.63% for the three months ended March 31, 2020, an increase of 43 basis points or 7.6%.
The increase in our net interest margin was impacted by a decrease in our yield on interest earning assets of 35 basis points to 6.45% for the three months ended March 31, 2021. This decrease was driven by lower yields on our non-loan interest earning assets. Our loan yield was relatively flat with a 2 basis point increase to 7.24% for the same period. Our higher yielding average commercial finance products as a percentage of the total loan portfolio increased from 32.0% for the three months ended March 31, 2020 to 39.2% for the three months ended March 31, 2021; however, this was offset by decreases in yields on other segments of our loan portfolio such as community banking. As previously discussed, our balance sheet at March 31, 2021 reflects $237.3 million of PPP loans with a coupon rate of 1%. Average factored receivables as a percentage of the total commercial finance portfolio increased from 47.6% at March 31, 2020 to 59.3% at March 31, 2021. However, we experienced decreased yields on our factored receivables during the three months ended March 31, 2021 leading to decreased yields from our commercial finance portfolio. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 91% at March 31, 2021 compared to 80% at March 31, 2020.
The increase in our net interest margin was primarily due to a decrease in our average cost of interest bearing liabilities of 95 basis points. This decrease in average cost was caused by lower interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	March 31, 2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(451)	$89	$(362)
Taxable securities	(229)	(298)	(527)
Tax-exempt securities	14	56	70
FHLB and other restricted stock	(16)	(112)	(128)
Loans	(431)	14,317	13,886
Total interest income	(1,113)	14,052	12,939
Interest bearing liabilities:
Interest bearing demand	(23)	63	40
Individual retirement accounts	(191)	(25)	(216)
Money market	(777)	(25)	(802)
Savings	12	31	43
Certificates of deposit	(3,277)	(774)	(4,051)
Brokered time deposits	(1,402)	(189)	(1,591)
Other brokered deposits	—	272	272
Total interest bearing deposits	(5,658)	(647)	(6,305)
Federal Home Loan Bank advances	(1,003)	(217)	(1,220)
Subordinated notes	(1)	3	2
Junior subordinated debentures	(210)	6	(204)
Other borrowings	2	144	146
Total interest expense	(6,870)	(711)	(7,581)
Change in net interest income	$5,757	$14,763	$20,520
Credit Loss Expense
Credit loss expense is the amount of expense that, based on our judgment, is required to maintain the allowances for credit losses (“ACL”) at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the Company’s 2020 Form 10-K for detailed discussion regarding ACL methodologies for available for sale debt securities, held to maturity securities and loans held for investment.
The following table presents the major categories of credit loss expense:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Credit loss expense (benefit) on loans	$(6,464)	$17,361	$(23,825)	(137.2)%
Credit loss expense (benefit) on off balance sheet credit exposures	(1,214)	2,937	(4,151)	(141.3)%
Credit loss expense (benefit) on held to maturity securities	(167)	—	(167)	100.0%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$(7,845)	$20,298	$(28,143)	(138.6)%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At March 31, 2021 and December 31, 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended March 31, 2021.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2021 and December 31, 2020, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At March 31, 2021 and December 31, 2020, the Company carried $7.7 million and $7.9 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $1.9 million at March 31, 2021 and $2.0 million at December 31, 2020 and we recognized a benefit to credit loss expense of $0.2 million for the three months ended March 31, 2021. None of the overcollateralization triggers tied to the CLO securities were tripped as of March 31, 2021. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $48.0 million as of March 31, 2021, compared to $95.7 million as of December 31, 2020, representing an ACL to total loans ratio of 0.94% and 1.92% respectively.
Our credit loss expense on loans decreased $23.8 million, or 137.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
The Over-Formula Advances classified as factored receivables and deemed to be purchased credit deteriorated ("PCD") from Covenant had an impact on credit loss expense during the three months ended March 31, 2021. During that time, new adverse developments with the largest of the three Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41.3 million; however, this net charge-off had no impact on credit loss expense for the three months ended March 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $35.6 million of this charge-off by drawing on its secured line of credit which which is reflected on our March 31, 2021 Consolidated Balance Sheet as a performing equipment loan held for investment. Given separate developments with the other two Over-Formula Advance clients, we reserved an additional $2.9 million reflected in credit loss expense during the three months ended March 31, 2021. At quarter end, our entire remaining over formula advance position was down from $62.1 million at December 31, 2020 to $10.6 million at March 31, 2021 and that $10.6 million balance at March 31, 2021 was fully reserved. The $2.9 million increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4.7 million gain on the indemnification asset which was recorded through non-interest income.
The decreased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at March 31, 2021 which resulted in a benefit to credit loss expense of $8.3 million for the three months ended March 31, 2021. During the three months ended March 31, 2020 the Company forecasted deterioration in the loss factors driven by the projected economic impact of COVID-19 which resulted in credit loss expense of $10.5 million. See further discussion in the allowance for credit loss section below.
Changes in loan volume and mix also contributed to the decrease in credit loss expense period over period. During the three months ended March 31, 2021, outstanding loans increased $87.7 million from December 31, 2020. Much of this growth was made up of PPP lending which receives no ACL due to the nature of the SBA guarantee and factoring growth which receives a low level of reserves as compared to other lines of lending. As such, changes in loan volume and mix resulted in $0.2 million of credit loss expense for the three months ended March 31, 2021. Excluding premium finance loans, during the three months ended March 31, 2020, outstanding loans increased $227.1 million from December 31, 2019 resulting in $3.0 million of credit loss expense related to changes in loan volume and mix during that period.
The decrease in credit loss expense was further driven by net new specific reserves on non-PCD assets. We recorded a reversal of net specific reserves of $1.0 million during the three months ended March 31, 2021 compared to net new specific reserves of $3.0 million during the three months ended March 31, 2020. Excluding the aforementioned PCD charge-off, net charge-offs were insignificant for the three months ended March 31, 2021. Net charge-offs were $1.5 million for the three months ended March 31, 2020 and approximately $0.7 million of that balance had been reserved in a prior period.

Credit loss expense for off balance sheet credit exposures decreased $4.2 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed. This was partially offset by increased outstanding commitments to fund period over period.
Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Service charges on deposits	$1,787	$1,588	$199	12.5%
Card income	1,972	1,800	172	9.6%
Net OREO gains (losses) and valuation adjustments	(80)	(257)	177	68.9%
Net gains (losses) on sale or call of securities	—	38	(38)	100.0%
Fee income	2,249	1,686	563	33.4%
Insurance commissions	1,486	1,051	435	41.4%
Other	6,877	1,571	5,306	337.7%
Total noninterest income	$14,291	$7,477	$6,814	91.1%
Noninterest income increased $6.8 million, or 91.1%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $0.6 million due to increases in early termination fees and other fee income. There were no other significant changes within the components of fee income.
•Insurance commissions. Insurance commissions increased $0.4 million due to higher policy volumes processed by Triumph Insurance Group.
•Other. Other noninterest income increased $5.3 million primarily due to the aforementioned $4.7 million gain on the Company's indemnification asset during the three months ended March 31, 2021. There were no other significant changes within the components of other noninterest income.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$35,980	$30,722	$5,258	17.1%
Occupancy, furniture and equipment	5,779	5,182	597	11.5%
FDIC insurance and other regulatory assessments	977	315	662	210.2%
Professional fees	2,545	2,107	438	20.8%
Amortization of intangible assets	1,975	2,078	(103)	(5.0)%
Advertising and promotion	890	1,292	(402)	(31.1)%
Communications and technology	5,900	5,501	399	7.3%
Travel and entertainment	413	994	(581)	(58.5)%
Other	6,433	6,562	(129)	(2.0)%
Total noninterest expense	$60,892	$54,753	$6,139	11.2%
Noninterest expense increased $6.1 million, or 11.2%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $5.3 million, or 17.1%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce increased slightly. Our average full-time equivalent employees were 1,139.3 and 1,115.3 for the three months ended March 31, 2021 and 2020, respectively.

Additionally, sales commissions, primarily related to our operations at Triumph Business Capital and TriumphPay, increased $1.1 million and compensation paid to temporary contract labor increased $0.8 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $0.6 million, or 11.5%, primarily due to growth in our operations period over period.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $0.7 million, primarily due to increased assessments period over period.
•Professional Fees. Professional fees increased $0.4 million, or 20.8%, with no material changes in any individual professional fee category period over period.
•Advertising and Promotion. Advertising and promotion decreased $0.4 million, or 31.1%, primarily due to pull back in this type of spending as a result of the COVID-19 pandemic.
•Communication and Technology. Communication and technology increased $0.4 million, or 7.3%, primarily as a result as a result of increased spending on IT consulting to develop efficiency in our operations and improve the functionality of the TriumphPay platform period over period.
•Travel and Entertainment. Travel and entertainment expense decreased $0.6 million, or 58.5%, primarily due to the impact of the COVID-19 pandemic on such activities.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense decreased $0.1 million, or 2.0%. There were no significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $10.9 million, from a benefit of $0.6 million for the three months ended March 31, 2020 to expense of $10.3 million for the three months ended March 31, 2021. The effective tax rate was 23% for the three months ended March 31, 2021, compared to 12% for the three months ended March 31, 2020. The prior period effective tax rate was impacted by an adjustment to state taxes during the three months ended March 31, 2020.
Operating Segment Results
Our reportable segments are Banking, Factoring, and Corporate, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. TriumphPay is a division of our wholly owned bank and its operations are included in the Banking segment. The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. Corporate includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2020 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on Federal Home Loan Bank advance rates. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned accordingly. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended March 31, 2021	Banking	Factoring	Corporate	Consolidated
Total interest income	$52,525	$35,824	$4	$88,353
Intersegment interest allocations	2,775	(2,775)	—	—
Total interest expense	3,542	—	1,791	5,333
Net interest income (expense)	51,758	33,049	(1,787)	83,020
Credit loss expense (benefit)	(12,161)	4,483	(167)	(7,845)
Net interest income after credit loss expense (benefit)	63,919	28,566	(1,620)	90,865
Noninterest income	7,823	6,411	57	14,291
Noninterest expense	43,589	16,153	1,150	60,892
Operating income (loss)	$28,153	$18,824	$(2,713)	$44,264

(Dollars in thousands)
Three Months Ended March 31, 2020	Banking	Factoring	Corporate	Consolidated
Total interest income	$51,666	$23,497	$251	$75,414
Intersegment interest allocations	3,074	(3,074)	—	—
Total interest expense	10,921	—	1,993	12,914
Net interest income (expense)	43,819	20,423	(1,742)	62,500
Credit loss expense	18,755	1,544	(1)	20,298
Net interest income after credit loss expense (benefit)	25,064	18,879	(1,741)	42,202
Noninterest income	6,280	1,296	(99)	7,477
Noninterest expense	41,635	12,063	1,055	54,753
Operating income (loss)	$(10,291)	$8,112	$(2,895)	$(5,074)

(Dollars in thousands)
March 31, 2021	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,985,846	$1,207,756	$898,396	$(1,992,370)	$6,099,628
Gross loans	$4,860,614	$1,118,972	$800	$(895,874)	$5,084,512

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Corporate	Eliminations	Consolidated
Total assets	$5,907,373	$1,121,704	$861,967	$(1,955,253)	$5,935,791
Gross loans	$4,872,494	$1,036,369	$800	$(912,887)	$4,996,776
Banking

(Dollars in thousands)	Three Months Ended March 31,
Banking	2021	2020	$ Change	% Change
Total interest income	$52,525	$51,666	$859	1.7%
Intersegment interest allocations	2,775	3,074	(299)	(9.7)%
Total interest expense	3,542	10,921	(7,379)	(67.6)%
Net interest income (expense)	51,758	43,819	7,939	18.1%
Credit loss expense (benefit)	(12,161)	18,755	(30,916)	(164.8)%
Net interest income after credit loss expense (benefit)	63,919	25,064	38,855	155.0%
Noninterest income	7,823	6,280	1,543	24.6%
Noninterest expense	43,589	41,635	1,954	4.7%
Operating income (loss)	$28,153	$(10,291)	$38,444	373.6%
Our Banking segment’s operating income increased $38.4 million, or 373.6%.

Interest income increased at our Banking segment primarily as a result of increases in the balances of our interest earning assets, primarily loans, due to the continued growth of our commercial finance and national lending products. Average loans in our Banking segment increased 16.9% from $3.952 billion for the three months ended March 31, 2020 to $4.618 billion for the three months ended March 31, 2021. The increase in interest income due to increased average balances of our interest earning assets was partially offset by flat to lower yields across almost all of our interest earning asset groups.
Interest expense decreased in spite of growth in average interest-bearing liabilities at our Banking segment. The decrease in interest expense was primarily the result of lower average rates period over period.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was a benefit to credit loss expense of $11.0 million for the three months ended March 31, 2021 compared to credit loss expense of $15.8 million for the three months ended March 30, 2020. The decreased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at our Banking segment as of March 31, 2021 which resulted in a benefit to credit loss expense of $8.3 million for the three months ended March 31, 2021. During the three months ended March 31, 2020 the Company forecasted deterioration in the loss factors driven by the projected economic impact of COVID-19 which resulted in credit loss expense of $10.5 million at our Banking segment. Changes in loan volume and mix also contributed to the decrease in credit loss expense at our Banking segment period over period as these changes resulted in a benefit to credit loss expense of $0.3 million for the three months ended March 31, 2021 compared to credit loss expense of $2.3 million for the three months ended March 31, 2020. The decrease in credit loss expense was further driven by the impact of specific reserve releases on our Banking segment loans. These releases created a $2.0 million benefit to credit loss expense for the three months ended March 31, 2021 compared to $2.8 million of credit loss expense on net new specific reserves during the three months ended March 31, 2020. Charge off activity at our Banking segment was not significant during the three months ended March 31, 2021 and 2020.
Credit loss expense related to off balance sheet commitments to lend was a benefit of $1.2 million for the three months ended March 31, 2021 compared to credit loss expense of $2.9 million for the three months ended March 31, 2020. This period over period decrease was primarily due to the changes in the assumptions used to project the loss rates period over period as previously discussed. It was partially offset by increased outstanding commitments to fund period over period.
Noninterest income at our Banking segment increased $1.5 million, or 24.6%. Fluctuations in the individual components of noninterest income at our Banking segment were insignificant period over period.
Noninterest expense increased due to incremental costs associated with the growth in our Banking segment infrastructure. In addition, salaries and employee benefits expense increased due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Banking segment were insignificant period over period.
Factoring

(Dollars in thousands)	Three Months Ended March 31,
Factoring	2021	2020	$ Change	% Change
Total interest income	$35,824	$23,497	$12,327	52.5%
Intersegment interest allocations	(2,775)	(3,074)	299	9.7%
Total interest expense	—	—	—	—
Net interest income (expense)	33,049	20,423	12,626	61.8%
Credit loss expense	4,483	1,544	2,939	190.3%
Net interest income after credit loss expense	28,566	18,879	9,687	51.3%
Noninterest income	6,411	1,296	5,115	394.7%
Noninterest expense	16,153	12,063	4,090	33.9%
Operating income (loss)	$18,824	$8,112	$10,712	132.1%

	Three Months Ended March 31,
	2021	2020
Factored receivable period end balance	$1,118,972,000	$641,366,000
Yield on average receivable balance	13.85%	16.13%
Current quarter charge-off rate	3.95%	0.23%
Factored receivables - transportation concentration	90%	80%

Interest income, including fees	$35,824,000	$23,497,000
Non-interest income(1)	1,757,000	1,296,000
Factored receivable total revenue	37,581,000	24,793,000
Average net funds employed	936,528,000	537,138,000
Yield on average net funds employed	16.27%	18.56%

Accounts receivable purchased	$2,492,468,000	$1,450,618,000
Number of invoices purchased	1,188,678	878,767
Average invoice size	$2,097	$1,651
Average invoice size - transportation	$1,974	$1,481
Average invoice size - non-transportation	$4,775	$4,061
(1) Non-interest income for the three months ended March 31, 2021 excludes $4.7 million of income recognized on our indemnification asset resulting from the amended TFS acquisition agreement
Our Factoring segment’s operating income increased $10.7 million, or 132.1%.
Our average invoice size increased 27.0% from $1,651 for the three months ended March 31, 2020 to $2,097 for the three months ended March 31, 2021, and the number of invoices purchased increased 35.3% period over period.
Overall average net funds employed (“NFE”) was up 74.4% during the three months ended March 31, 2021 compared to the same period in 2020. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size. Those, in turn, resulted from historically high freight volume in a reduced capacity market. See further discussion under the Recent Developments: COVID-19 and the CARES Act section. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets and competitive pricing pressure; however, those negative factors were somewhat mitigated by increased concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was up 10% period over period from 80% at March 31, 2020 to 90% at March 31, 2021.
The increase in credit loss expense was primarily due to the $2.9 million increase in required reserves on acquired Over-Formula advances as previously explained in the Credit Loss Expense discussion. Outside of the additional specific reserves attributable to the acquired Over-Formula Advances, net new specific reserves at our Factoring segment increased an additional $0.8 million period over period. Changes in growth and reserve rate of factored receivables at our Factoring segment had an insignificant impact on the increase in credit loss expense. The ending balance of our factored receivables portfolio grew $82.6 million during the three months ended March 31, 2021 compared to growth in the ending balance of factored receivables of $68.0 million during the same period of the prior year. Net charge-offs at our factoring segment were $41.4 million consisting almost entirely of the aforementioned $41.3 million charge-off of the Over-Formula Advance balance associated with the largest over-advanced client. This charge-off was fully reserved in a prior period, had no impact on credit loss expense during the three months ended March 31, 2021, and contributed 3.94% to the current quarter charge-off rate in the table above. During the three months ended March 31, 2020, net charge-offs at our factoring segment were $1.4 million of which $0.7 million was reserved in a prior period.
The increase in noninterest income at our Factoring segment was primarily driven the aforementioned $4.7 million gain on the Company's indemnification asset during the three months ended March 31, 2021. There were no other significant changes within the components of other noninterest income at our Factoring segment.

Noninterest expense increased due to incremental costs associated with the growth in our Factoring segment infrastructure and staffing. Salaries and employee benefits expense increased due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Factoring segment were insignificant period over period.
Corporate

(Dollars in thousands)	Three Months Ended March 31,
Corporate	2021	2020	$ Change	% Change
Total interest income	$4	$251	$(247)	(98.4)%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,791	1,993	(202)	(10.1)%
Net interest income (expense)	(1,787)	(1,742)	(45)	(2.6)%
Credit loss expense	(167)	(1)	(166)	NM
Net interest income after credit loss expense	(1,620)	(1,741)	121	7.0%
Noninterest income	57	(99)	156	157.6%
Noninterest expense	1,150	1,055	95	9.0%
Operating income (loss)	$(2,713)	$(2,895)	$182	6.3%
The Corporate segment reported an operating loss of $2.7 million for the three months ended March 31, 2021 compared to an operating loss of $2.9 million for the three months ended March 31, 2020. There were no significant fluctuations in accounts in our Corporate segment period over period.
Financial Condition
Assets
Total assets were $6.100 billion at March 31, 2021, compared to $5.936 billion at December 31, 2020, an increase of $163.8 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $5.085 billion at March 31, 2021, compared with $4.997 billion at December 31, 2020.
The following table shows our total loan portfolio by portfolio segments:

	March 31, 2021		December 31, 2020		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$784,110	15%	$779,158	16%	$4,952	0.6%
Construction, land development, land	223,841	4%	219,647	4%	4,194	1.9%
1-4 family residential	142,859	3%	157,147	3%	(14,288)	(9.1%)
Farmland	97,835	2%	103,685	2%	(5,850)	(5.6%)
Commercial	1,581,125	32%	1,562,957	32%	18,168	1.2%
Factored receivables	1,208,718	24%	1,120,770	22%	87,948	7.8%
Consumer	14,332	—%	15,838	—%	(1,506)	(9.5%)
Mortgage warehouse	1,031,692	20%	1,037,574	21%	(5,882)	(0.6%)
Total Loans	$5,084,512	100%	$4,996,776	100%	$87,736	1.8%
Commercial Real Estate Loans. Our commercial real estate loans increased $5.0 million, or 0.6%, due to origination activity slightly offset by paydowns during the period.
Construction and Development Loans. Our construction and development loans increased $4.2 million, or 1.9%, primarily due to increased draws on existing construction lines slightly offset by paydown activity for the period.

Residential Real Estate Loans. Our one-to-four family residential loans decreased $14.3 million, or 9.1%, due primarily to paydowns that were offset by modest origination and draw activity.
Farmland Loans. Our farmland loans decreased $5.9 million, or 5.6%, due to paydowns for the period that outpaced new loan origination activity.
Commercial Loans. Our commercial loans held for investment increased $18.2 million, or 1.2%, due to growth in PPP loans, asset-based lending loans, and equipment finance loans. Growth in commercial loans was offset by a reduction of liquid credit, agriculture, and other commercial lending loans. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $52.4 million, or 15.4%.
The following table shows our commercial loans:

(Dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Commercial
Equipment	$623,248	$573,163	$50,085	8.7%
Asset-based lending	188,825	180,488	8,337	4.6%
Liquid credit	159,436	184,027	(24,591)	(13.4%)
Paycheck Protection Program loans	237,299	189,857	47,442	25.0%
Agriculture	83,859	94,572	(10,713)	(11.3%)
Other commercial lending	288,458	340,850	(52,392)	(15.4%)
Total commercial loans	$1,581,125	$1,562,957	$18,168	1.2%
Factored Receivables. Our factored receivables increased $87.9 million, or 7.8%. At March 31, 2021, the balance of the Over-Formula Advance Portfolio included in factored receivables was $10.6 million. At March 31, 2021, the balance of Misdirected Payments included in factored receivables was $19.2 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $1.5 million, or 9.5%, due to paydowns in excess of new loan origination activity during the period.
Mortgage Warehouse. Our mortgage warehouse facilities decreased $5.9 million, or 0.6%. This balance was relatively flat as typical lower first quarter seasonality was offset by higher rates of mortgage refinance due to the low interest rate environment. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $921.8 million for the three months ended March 31, 2021 compared to $513.4 million for the three months ended March 31, 2020.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	March 31, 2021
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$139,010	$491,462	$153,638	$784,110
Construction, land development, land	128,600	80,725	14,516	223,841
1-4 family residential	17,548	37,775	87,536	142,859
Farmland	7,900	35,371	54,564	97,835
Commercial	296,509	1,137,182	147,434	1,581,125
Factored receivables	1,208,718	—	—	1,208,718
Consumer	2,374	7,782	4,176	14,332
Mortgage warehouse	1,031,692	—	—	1,031,692
	$2,832,351	$1,790,297	$461,864	$5,084,512

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$1,182,524	$79,877
Floating interest rates		607,773	381,987
Total		$1,790,297	$461,864
As of March 31, 2021, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Colorado (17%), Texas (24%), Illinois (13%), and Iowa (6%) make up 60% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2020, the states of Colorado (17%), Texas (22%), Illinois (12%) and Iowa (6%) made up 57% of the Company’s gross loans, excluding factored receivables.
Further, a majority (91%) of our factored receivables, representing approximately 22% of our total loan portfolio as of March 31, 2021, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2020, 90% of our factored receivables, representing approximately 20% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonperforming loans:
Commercial real estate	$12,382	$9,945
Construction, land development, land	2,175	2,294
1-4 family residential	1,776	1,851
Farmland	2,279	2,531
Commercial	11,296	17,202
Factored receivables	29,210	23,956
Consumer	267	253
Mortgage warehouse	—	—
Total nonperforming loans	59,385	58,032
Held to maturity securities	7,687	7,945
Loans held for sale	—	—
Other real estate owned, net	1,421	1,432
Other repossessed assets	1,393	1,069
Total nonperforming assets	$69,887	$68,478

Nonperforming assets to total assets	1.15%	1.15%
Nonperforming loans to total loans held for investment	1.17%	1.16%
Total past due loans to total loans held for investment	1.96%	3.22%
Nonperforming loans increased $1.4 million, or 2.3%, primarily due to the addition of a $2.4 million commercial real estate loan secured by a multi-tenant office building during the three months ended March 31, 2021. Additionally, the remaining $13.2 million of the total $19.2 million of Misdirected Payments amount at March 31, 2021 moved to greater than 90 days past due during the quarter and is now included in non performing loans (specifically, factored receivables) in accordance with our policy. These increases were offset by a $5.0 million payoff of a general commercial loan during the quarter. Additionally, the portion of the Over-Formula Advances not covered by Covenant's indemnification decreased by $8.6 million from $10.0 million at December 31, 2020 to $1.4 million at March 31, 2021 primarily as a result of the aforementioned charge-off activity. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.
OREO decreased $11 thousand, or 0.8%, due to the removal of individually insignificant OREO properties as well as insignificant valuation adjustments made throughout the period.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment increased to 1.17% at March 31, 2021 from 1.16% December 31, 2020.
Our ratio of nonperforming assets to total assets was flat at 1.15% at March 31, 2021 and December 31, 2020. This is due to the aforementioned loan activity and changes in our period end total assets. Additionally, combined other real estate owned and other repossessed assets increased $0.3 million during the quarter.
Past due loans to total loans held for investment decreased to 1.96% at March 31, 2021 from 3.22% at December 31, 2020, as a result of above activity. Additionally, past due loans associated with the acquired Over-Formula Advances decreased $51.5 million during the quarter primarily as a result of the aforementioned charge-off activity. The remaining $10.6 million acquired Over-Formula Advance balance is considered greater than 90 days past due at March 31, 2021. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition.

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At March 31, 2021, we had $38.4 million in loans of this type which are not included in any of the nonperforming loan categories. Refer to previous discussion of loans currently in deferral in accordance with the CARES Act and March 2020 interagency guidance.
Allowance for Credit Losses on Loans
The ACL is a valuation allowance estimated at each balance sheet date in accordance with US GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See Note 1 of the Company’s 2020 Form 10-K and notes to the consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in the Company’s judgment, should be charged-off.
Loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of collateral dependent loans and factored invoices greater than 90 days past due with negative cash reserves.
The following table sets forth the ACL by category of loan:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$6,823	15%	0.87%	$10,182	16%	1.31%
Construction, land development, land	1,670	4%	0.75%	3,418	4%	1.56%
1-4 family residential	631	3%	0.44%	1,225	3%	0.78%
Farmland	699	2%	0.71%	832	2%	0.80%
Commercial	17,158	32%	1.09%	22,040	32%	1.41%
Factored receivables	19,716	24%	1.63%	56,463	22%	5.04%
Consumer	296	—%	2.07%	542	—%	3.42%
Mortgage warehouse	1,031	20%	0.10%	1,037	21%	0.10%
Total Loans	$48,024	100%	0.94%	$95,739	100%	1.92%
The ACL decreased $47.7 million, or 49.8%. This decrease was primarily driven by the aforementioned charge-off of $41.3 million of PCD Over-Formula Advances classified as factored receivables. The charge-off was partially offset by an additional $2.9 million reserve required on remaining PCD Over-Formula Advances and discussed previously in the Credit Loss Expense section of Management's Discussion and Analysis. At quarter end, our entire remaining Over-Formula Advance position was down from $62.1 million at December 31, 2020 to $10.6 million at March 31, 2021 and the entire balance at March 31, 2021 is fully reserved.
Another driver of the decrease in required ACL is projected improvement of the loss drivers that the Company forecasted to calculate expected losses at March 31, 2021 as compared to December 31, 2020. This improvement was brought on by a quicker projected economic recovery post-COVID-19 than was projected at December 31, 2020. It had a positive impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in a release of $8.3 million of ACL period over period.
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
For all DCF models at March 31, 2021, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2021 as compared to December 31, 2020, the Company forecasted a significant decrease in national unemployment, significant increase in one-year percentage change in national retail sales, significant increase in one-year percentage change in the national home price index, and a significant increase in one-year percentage change in national gross domestic product. For percentage changes in national retail sales, national home price index and national gross domestic product, the Company projected significant growth in the first projected quarter followed by percentage change growth for the last three projected quarters resembling something closer to pre-COVID-19 levels. Projected unemployment rates used by the Company are relatively stable over the four projected quarters at levels somewhat higher than pre-COVID-19 conditions.
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
The decrease in required ACL was also driven by a net reversal of specific reserves on non-PCD loans of $1.0 million during the three months ended March 31, 2021. Excluding the aforementioned PCD charge-off, net charge-offs were insignificant for the three months ended March 31, 2021. Changes in loan volume and mix during the three months ended March 31, 2021 did not have a significant impact on the required ACL at quarter end.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program.  At March 31, 2021, the Company carried $237.3 million of PPP loans classified as Commercial loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information about any of our PPP loans, the Company does not carry an ACL on its PPP loans at March 31, 2021.
The following table presents the unpaid principal and recorded investment for loans at March 31, 2021. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $17.6 million at March 31, 2021, and (2) net deferred origination costs and fees totaling $8.3 million at March 31, 2021. The net difference can provide protection from credit loss in addition to the ACL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded Investment	Unpaid Principal	Difference
March 31, 2021
Commercial real estate	$784,110	$787,299	$(3,189)
Construction, land development, land	223,841	224,133	(292)
1-4 family residential	142,859	143,315	(456)
Farmland	97,835	98,581	(746)
Commercial	1,581,125	1,600,893	(19,768)
Factored receivables	1,208,718	1,210,169	(1,451)
Consumer	14,332	14,351	(19)
Mortgage warehouse	1,031,692	1,031,692	—
	$5,084,512	$5,110,433	$(25,921)
At March 31, 2021 and December 31, 2020, we had on deposit $147.5 million and $145.9 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries, and the effects of those items on our ACL:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$95,739	$29,092
Loans charged-off:
Commercial real estate	—	—
Construction, land development, land	(12)	—
1-4 family residential	—	(21)
Farmland	—	—
Commercial	(273)	(306)
Factored receivables	(41,503)	(1,394)
Consumer	(79)	(204)
Mortgage warehouse	—	—
Total loans charged-off	$(41,867)	$(1,925)
Recoveries of loans charged-off:
Commercial real estate	5	1
Construction, land development, land	1	1
1-4 family residential	84	28
Farmland	—	—
Commercial	462	285
Factored receivables	38	38
Consumer	26	31
Mortgage warehouse	—	—
Total loans recoveries	$616	$384
Net loans charged-off	$(41,251)	$(1,541)
Credit loss expense on loans:
Commercial real estate	(3,364)	5,027
Construction, land development, land	(1,737)	1,983
1-4 family residential	(678)	259
Farmland	(133)	(86)
Commercial	(5,071)	8,233
Factored receivables	4,718	1,463
Consumer	(193)	411
Mortgage warehouse	(6)	71
Total credit loss expense (benefit) on loans	$(6,464)	$17,361
Impact of adopting ASU 2016-13	—	269
Reclassification to held for sale	—	(449)
Balance at end of period	$48,024	$44,732
Average total loans held for investment	$4,834,282	$4,036,431
Net charge-offs to average total loans held for investment	0.85%	0.04%
Allowance to total loans held for investment	0.94%	1.04%
Quarter to date net loans charged off increased $39.7 million primarily due to the aforementioned charge-off of $41.3 million of PCD Over-Formula Advances classified as factored receivables. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.

Securities
As of March 31, 2021 and December 31, 2020, we held equity securities with a fair value of $5.8 million. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of March 31, 2021, we held debt securities classified as available for sale with a fair value of $205.3 million, a decrease of $19.0 million from $224.3 million at December 31, 2020. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
U.S. Government agency obligations	$10,053	$15,088	$(5,035)	(33.4)%
Mortgage-backed securities, residential	24,362	27,684	(3,322)	(12.0)%
Asset-backed securities	7,014	7,039	(25)	(0.4)%
State and municipal	35,445	37,395	(1,950)	(5.2)%
CLO Securities	117,266	122,204	(4,938)	(4.0)%
Corporate bonds	8,001	11,573	(3,572)	(30.9)%
SBA pooled securities	3,189	3,327	(138)	(4.1)%
	$205,330	$224,310	$(18,980)	(8.5)%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of March 31, 2021, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at March 31, 2021. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of March 31, 2021, we held investments classified as held to maturity with an amortized cost, net of ACL, of $5.8 million, a decrease of $0.1 million from $5.9 million at December 31, 2020. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at March 31, 2021.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of March 31, 2021
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency obligations	$—	—%	$9,966	2.11%	$—	—%	$—	—%	$9,966	2.11%
Mortgage-backed securities	—	—%	2,509	1.99%	5,568	1.66%	15,183	2.90%	23,260	2.51%
Asset-backed securities	—	—%	—	—%	5,110	0.37%	1,917	1.40%	7,027	0.65%
State and municipal	—	—%	11,991	2.57%	2,657	2.83%	19,837	2.30%	34,485	2.44%
CLO securities	—	—%	—	—%	8,670	4.15%	104,453	2.34%	113,123	2.43%
Corporate bonds	—	—%	7,608	3.10%	—	—%	271	5.03%	7,879	3.16%
SBA pooled securities	—	—%	26	2.93%	2	2.94%	3,086	4.02%	3,114	4.01%
Total available for sale securities	$—	—%	$32,100	2.51%	$22,007	2.26%	$144,747	2.42%	$198,854	2.42%
Held to maturity securities:	$—	—%	$—	—%	$7,687	—%	$—	—%	$7,687	—%
Liabilities
Total liabilities were $5.336 billion as of March 31, 2021, compared to $5.209 billion at December 31, 2020, an increase of $126.6 million, the components of which are discussed below.

Deposits
The following table summarizes our deposits:

(Dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Noninterest bearing demand	$1,637,653	$1,352,785	$284,868	21.1%
Interest bearing demand	729,364	688,680	40,684	5.9%
Individual retirement accounts	89,748	92,584	(2,836)	(3.1%)
Money market	402,070	393,325	8,745	2.2%
Savings	464,035	421,488	42,547	10.1%
Certificates of deposit	740,694	790,844	(50,150)	(6.3%)
Brokered time deposits	516,006	516,786	(780)	(0.2%)
Other brokered deposits	210,095	460,108	(250,013)	(54.3%)
Total Deposits	$4,789,665	$4,716,600	$73,065	1.5%
Our total deposits increased $73.1 million, or 1.5%, primarily due to growth in noninterest bearing demand deposits. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of March 31, 2021, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 72% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 28% of total deposits.
The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of March 31, 2021:

(Dollars in thousands)	$100,000 to $250000	$250,000 and Over	Total
Maturity
3 months or less	$326,975	$75,410	$402,385
Over 3 through 6 months	207,047	21,839	228,886
Over 6 through 12 months	167,788	38,178	205,966
Over 12 months	62,696	19,637	82,333
	$764,506	$155,064	$919,570
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
				Average
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$701,759	0.22%	14%	$586,671	0.24%	16%
Individual retirement accounts	91,074	0.83%	2%	103,351	1.56%	3%
Money market	398,015	0.23%	8%	441,815	0.94%	12%
Savings	446,322	0.15%	9%	363,888	0.14%	10%
Certificates of deposit	765,244	1.04%	16%	1,068,023	2.26%	28%
Brokered time deposits	167,881	0.43%	3%	344,847	2.06%	9%
Other brokered deposits	803,009	0.14%	16	—	—	—
Total interest bearing deposits	3,373,304	0.41%	68%	2,908,595	1.34%	78%
Noninterest bearing demand	1,494,001	—	32%	810,654	—	22%
Total deposits	$4,867,305	0.28%	100%	$3,719,249	1.05%	100%

Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the three months ended March 31, 2021 and the year ended December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Amount outstanding at end of period	$2,668	$3,099
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$2,723	$6,716
Weighted average interest rate during the period	0.03%	0.03%
Maximum month-end balance during the period	$2,672	$14,192
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.
FHLB Advances
The following provides a summary of our FHLB advances as of and for the three months ended March 31, 2021 and the year ended December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Amount outstanding at end of period	$180,000	$105,000
Weighted average interest rate at end of period	0.12%	0.17%
Average amount outstanding during the period	35,833	342,264
Weighted average interest rate during the period	0.27%	0.58%
Highest month end balance during the period	180,000	850,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At March 31, 2021 and December 31, 2020, we had $1.044 billion and $1.247 billion, respectively, in unused and available advances from the FHLB.
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
Information concerning borrowings under the PPPLF is summarized as follows for the three months ended March 31, 2021:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Amount outstanding at end of period	$158,796	$191,860
Weighted average interest rate at end of period	0.35%	0.35%
Average amount outstanding during the period	169,178	143,608
Weighted average interest rate during the period	0.35%	0.35%
Highest month end balance during the period	181,635	223,809
At March 31, 2021, scheduled maturities of PPPLF borrowings are as follows:

(Dollars in thousands)	March 31, 2021
Within one year	$—
After one but within two years	158,796
Total	$158,796
At March 31, 2021 and December 31, 2020, the PPPLF borrowings were secured by PPP Loans totaling $158.8 million and $191.9 million, respectively, and bear interest at a fixed rate of 0.35% annually.

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
Issuance costs related to the 2016 and 2019 Subordinated Notes totaled $2.5 million and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as a component of interest expense. The carrying value of the Subordinated Notes totaled $87.6 million at March 31, 2021.
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of March 31, 2021:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,252	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	13,027	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,628	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,723	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,882	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,689	July 2034	LIBOR + 2.75%
	$51,031	$40,201
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $40.2 million was allowed in the calculation of Tier I capital as of March 31, 2021.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $764.0 million as of March 31, 2021, compared to $726.8 million as of December 31, 2020, an increase of $37.2 million. Stockholders’ equity increased during this period primarily due to our net income of $33.9 million.

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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2021, TBK Bank had $512.7 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines.
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
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2021. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - March 31, 2021
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$2,668	$2,668	$—	$—	$—
Federal Home Loan Bank advances	180,000	150,000	—	—	30,000
Paycheck Protection Program Liquidity Facility	158,796	—	158,796	—	—
Subordinated notes	89,500	—	—	—	89,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	30,484	4,308	7,922	6,758	11,496
Time deposits with stated maturity dates	1,346,448	1,209,002	128,616	8,830	—
Total contractual obligations	$1,858,927	$1,365,978	$295,334	$15,588	$182,027
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
Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses. Since December 31, 2020, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2020 Form 10-K.
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
•risks related to the integration of acquired businesses, including our pending acquisition of HubTran Inc. and developments related to our acquisition of Transport Financial Solutions and the related over-formula advances, and any future acquisitions;
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
The following table summarizes simulated change in net interest income versus unchanged rates as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	29.4%	32.6%	18.4%	19.8%
+300 basis points	23.5%	26.4%	13.6%	15.3%
+200 basis points	17.5%	20.3%	8.7%	10.7%
+100 basis points	11.5%	14.0%	3.9%	6.0%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	1.3%	2.3%	(3.6%)	(2.6%)
The following table presents the change in our economic value of equity as of March 31, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2021	December 31, 2020
+400 basis points	33.2%	36.5%
+300 basis points	26.3%	28.9%
+200 basis points	18.4%	20.3%
+100 basis points	9.7%	10.7%
Flat rates	0.0%	0.0%
-100 basis points	(10.2%)	(11.4%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We are party to a declaratory judgment action in the United States Federal District Court for the Southern District of Florida seeking a ruling that the United States Postal Service (“USPS”) is obligated make payment to us with respect to invoices totaling approximately $19.2 million that it separately paid to our customer, a vendor to the USPS who hauls mail pursuant to contracts it has with such entity, in violation of notices provided to the USPS that such payments were to be made directly to us (the “Misdirected Payments”). Although we believe we have valid claims that the USPS is obligated to make payment on such receivable and that the USPS will have the capacity to make such payment, the issues in this litigation are novel issues of law that have little to no precedent and there can be no assurances that a court will agree with our interpretation of the law on these matters. If a court were to rule against us in this litigation, our only recourse would be against our customer, who failed to remit the Misdirected Payments to us as required when received, and who may not have capacity to make such payment to us. Consequently, we could incur losses up to the full amount of the Misdirected Payments in such event, which could be material to our business, financial condition and results of operations.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	April 21, 2021	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	April 21, 2021	/s/ R. Bryce Fowler
R. Bryce Fowler Chief Financial Officer