Form 10-Q
period 2021-06-30
Triumph Bancorp, Inc.
filed 2021-07-21
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Common Stock — $0.01 par value, 25,113,322 shares, as of July 19, 2021.
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

TRIUMPH BANCORP, INC.
FORM 10-Q
June 30, 2021
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2021 and December 31, 2020
(Dollar amounts in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$67,351	$85,525
Interest bearing deposits with other banks	377,088	228,868
Total cash and cash equivalents	444,439	314,393
Securities - equity investments	5,854	5,826
Securities - available for sale	193,627	224,310
Securities - held to maturity, net of allowance for credit losses of $1,727 and $2,026, respectively, fair value of $5,622 and $5,850, respectively	5,658	5,919
Loans held for sale	31,136	24,546
Loans, net of allowance for credit losses of $45,694 and $95,739, respectively	4,785,521	4,901,037
Federal Home Loan Bank and other restricted stock, at cost	8,096	6,751
Premises and equipment, net	106,720	103,404
Other real estate owned, net	1,013	1,432
Goodwill	236,965	163,209
Intangible assets, net	49,602	26,713
Bank-owned life insurance	41,912	41,608
Deferred tax asset, net	—	6,427
Indemnification asset	5,246	36,225
Other assets	100,088	73,991
Total assets	$6,015,877	$5,935,791
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$1,803,552	$1,352,785
Interest bearing	2,921,898	3,363,815
Total deposits	4,725,450	4,716,600
Customer repurchase agreements	9,243	3,099
Federal Home Loan Bank advances	130,000	105,000
Paycheck Protection Program Liquidity Facility	139,673	191,860
Subordinated notes	87,620	87,509
Junior subordinated debentures	40,333	40,072
Deferred tax liability, net	3,333	—
Other liabilities	87,837	64,870
Total liabilities	5,223,489	5,209,010
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred stock	45,000	45,000
Common stock, 25,109,703 and 24,868,218 shares outstanding, respectively	282	280
Additional paid-in-capital	494,224	489,151
Treasury stock, at cost	(104,486)	(103,052)
Retained earnings	349,885	289,583
Accumulated other comprehensive income (loss)	7,483	5,819
Total stockholders’ equity	792,388	726,781
Total liabilities and stockholders' equity	$6,015,877	$5,935,791
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$45,988	$50,394	$94,694	$98,717
Factored receivables, including fees	47,328	21,101	85,123	45,393
Securities	1,187	2,676	2,837	4,783
FHLB and other restricted stock	27	148	103	352
Cash deposits	158	79	284	567
Total interest income	94,688	74,398	183,041	149,812
Interest expense:
Deposits	2,470	7,584	5,842	17,261
Subordinated notes	1,350	1,321	2,699	2,668
Junior subordinated debentures	446	554	888	1,200
Other borrowings	140	688	310	1,932
Total interest expense	4,406	10,147	9,739	23,061
Net interest income	90,282	64,251	173,302	126,751
Credit loss expense (benefit)	(1,806)	13,609	(9,651)	33,907
Net interest income after credit loss expense (benefit)	92,088	50,642	182,953	92,844
Noninterest income:
Service charges on deposits	1,857	573	3,644	2,161
Card income	2,225	1,941	4,197	3,741
Net OREO gains (losses) and valuation adjustments	(287)	(101)	(367)	(358)
Net gains (losses) on sale or call of securities	1	63	1	101
Fee income	4,470	1,304	6,719	2,990
Insurance commissions	1,272	864	2,758	1,915
Gain on sale of subsidiary or division	—	9,758	—	9,758
Other	4,358	5,627	11,235	7,198
Total noninterest income	13,896	20,029	28,187	27,506
Noninterest expense:
Salaries and employee benefits	41,658	30,804	77,638	61,526
Occupancy, furniture and equipment	6,112	4,964	11,891	10,146
FDIC insurance and other regulatory assessments	500	495	1,477	810
Professional fees	5,052	1,651	7,597	3,758
Amortization of intangible assets	2,428	2,046	4,403	4,124
Advertising and promotion	1,241	1,151	2,131	2,443
Communications and technology	6,028	5,444	11,928	10,945
Other	7,779	6,171	14,625	13,727
Total noninterest expense	70,798	52,726	131,690	107,479
Net income before income tax expense	35,186	17,945	79,450	12,871
Income tax expense	7,204	4,505	17,545	3,881
Net income	$27,982	$13,440	$61,905	$8,990
Dividends on preferred stock	(802)	—	(1,603)	—
Net income available to common stockholders	$27,180	$13,440	$60,302	$8,990
Earnings per common share
Basic	$1.10	$0.56	$2.44	$0.37
Diluted	$1.08	$0.56	$2.39	$0.37
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$27,982	$13,440	$61,905	$8,990
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(611)	14,732	(926)	6,147
Tax effect	145	(3,468)	214	(1,458)
Unrealized holding gains (losses) arising during the period, net of taxes	(466)	11,264	(712)	4,689
Reclassification of amount realized through sale or call of securities	(1)	(63)	(1)	(101)
Tax effect	—	(15)	—	(6)
Reclassification of amount realized through sale or call of securities, net of taxes	(1)	(78)	(1)	(107)
Change in unrealized gains (losses) on securities, net of tax	(467)	11,186	(713)	4,582

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	(592)	(324)	3,071	(324)
Tax effect	141	78	(734)	78
Unrealized holding gains (losses) arising during the period, net of taxes	(451)	(246)	2,337	(246)
Reclassification of amount of gains (losses) recognized into income	29	—	52	—
Tax effect	(7)	—	(12)	—
Reclassification of amount of gains (losses) recognized into income, net of taxes	22	—	40	—
Change in unrealized gains (losses) on derivative financial instruments	(429)	(246)	2,377	(246)

Total other comprehensive income (loss)	(896)	10,940	1,664	4,336
Comprehensive income	$27,086	$24,380	$63,569	$13,326
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2021	$45,000	24,868,218	$280	$489,151	3,083,503	$(103,052)	$289,583	$5,819	$726,781
Issuance of restricted stock awards	—	4,613	—	—	—	—	—	—	—
Stock option exercises, net	—	10,205	—	191	—	—	—	—	191
Stock based compensation	—	—	—	1,350	—	—	—	—	1,350
Forfeiture of restricted stock awards	—	(107)	—	7	107	(7)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(801)	—	(801)
Net income (loss)	—	—	—	—	—	—	33,923	—	33,923
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,560	2,560
Balance, March 31, 2021	$45,000	24,882,929	$280	$490,699	3,083,610	$(103,059)	$322,705	$8,379	764,004
Issuance of restricted stock awards	—	224,287	2	(2)	—	—	—	—	—
Stock option exercises, net	—	18,934	—	(45)	—	—	—	—	(45)
Stock based compensation	—	—	—	3,386	—	—	—	—	3,386
Forfeiture of restricted stock awards	—	(2,278)	—	186	2,278	(186)	—	—	—
Purchase of treasury stock	—	(14,169)	—	—	14,169	(1,241)	—	—	(1,241)
Dividends declared	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	27,982	—	27,982
Other comprehensive income (loss)	—	—	—	—	—	—	—	(896)	(896)
Balance, June 30, 2021	$45,000	25,109,703	$282	$494,224	3,100,057	$(104,486)	$349,885	$7,483	792,388

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021 and 2020
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$61,905	$8,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,905	4,589
Net accretion on loans	(5,662)	(4,273)
Amortization of subordinated notes issuance costs	111	75
Amortization of junior subordinated debentures	261	250
Net amortization on securities	(337)	(118)
Amortization of intangible assets	4,403	4,124
Deferred taxes	4,464	(5,574)
Credit Loss Expense (benefit)	(9,651)	33,907
Stock based compensation	4,736	2,134
Net (gains) losses on sale or call of debt securities	(1)	(101)
Net (gains) losses on equity securities	(28)	(974)
Net OREO (gains) losses and valuation adjustments	367	358
Gain on sale of subsidiary or division	—	(9,758)
Origination of loans held for sale	(26,771)	(27,023)
Purchases of loans held for sale	(16,096)	(30,188)
Proceeds from sale of loans originated or purchased for sale	45,138	39,919
Net (gains) losses on sale of loans	(1,122)	(2,011)
Net (gains) losses on transfer of loans to loans held for sale	(1,466)	(49)
Net change in operating leases	303	62
(Increase) decrease in other assets	(12,261)	(1,030)
Increase (decrease) in other liabilities	3,306	7,248
Net cash provided by (used in) operating activities	57,504	20,557
Cash flows from investing activities:
Purchases of securities available for sale	(8,000)	(128,970)
Proceeds from maturities, calls, and pay downs of securities available for sale	43,344	52,708
Proceeds from maturities, calls, and pay downs of securities held to maturity	560	498
Purchases of loans held for investment	(51,585)	(232,765)
Proceeds from sale of loans	45,582	87,200
Net change in loans	164,616	(165,575)
Purchases of premises and equipment, net	(9,221)	(15,775)
Net proceeds from sale of OREO	408	1,430
(Purchases) redemptions of FHLB and other restricted stock, net	(1,345)	(6,485)
Net cash (paid for) received in acquisitions	(96,926)	—
Proceeds from sale of subsidiary or division, net	—	93,835
Net cash provided by (used in) investing activities	87,433	(313,899)
Cash flows from financing activities:
Net increase (decrease) in deposits	8,850	272,426
Increase (decrease) in customer repurchase agreements	6,144	4,699
Increase (decrease) in Federal Home Loan Bank advances	25,000	25,000
Proceeds from Paycheck Protection Program Liquidity Facility borrowings	226,630	231,370
Repayment of Paycheck Protection Program Liquidity Facility borrowings	(278,817)	(7,561)
Issuance of preferred stock, net of issuance costs	—	42,364
Preferred dividends	(1,603)	—
Stock option exercises	146	—
Purchase of treasury stock	(1,241)	(35,772)
Net cash provided by (used in) financing activities	(14,891)	532,526
Net increase (decrease) in cash and cash equivalents	130,046	239,184
Cash and cash equivalents at beginning of period	314,393	197,880
Cash and cash equivalents at end of period	444,439	437,064
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$11,393	$25,204
Income taxes paid, net	$28,449	$625
Cash paid for operating lease liabilities	$2,147	$2,128
Supplemental noncash disclosures:
Loans transferred to OREO	$356	$741
Loans held for investment transferred to loans held for sale	$64,603	$115,631
Assets transferred to assets held for sale	$—	$84,077
Lease liabilities arising from obtaining right-of-use assets	$16,396	$7
Securities available for sale purchased, not settled	$5,250	$—
Indemnification recognized	$35,633	$—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Triumph Bancorp, Inc. (collectively with its subsidiaries, “Triumph”, or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph CRA Holdings, LLC (“TCRA”), TBK Bank, SSB (“TBK Bank”), TBK Bank’s wholly owned subsidiary Advance Business Capital LLC, which currently operates under the d/b/a of Triumph Business Capital (“TBC”), TBK Bank’s wholly owned subsidiary Triumph Insurance Group, Inc. (“TIG”). TriumphPay operates as a division of TBK Bank, SSB.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Operating Segments
The Company’s reportable segments are comprised of strategic business units primarily based upon industry categories and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing. Segment determination also considered organizational structure and is consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. The Company's chief operating decision maker is the Chief Executive Officer of Triumph Bancorp, Inc. Management has determined that the Company has four reportable segments consisting of Banking, Factoring, Payments, and Corporate.
The Banking segment includes the operations of TBK Bank. The Banking segment derives its revenue principally from investments in interest-earning assets as well as noninterest income typical for the banking industry.
The Factoring segment includes the operations of TBC with revenue derived from factoring services.
The Payments segment includes the operations of the TBK Bank's TriumphPay division, which is the payments network for trucking; creating frictionless presentment, audit, and payment of invoices. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering freight brokers the ability to settle their invoices with us on an extended term following our payment to their carriers as an additional liquidity option for such freight brokers.
The corporate segment includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to June 30, 2021, management determined that the Company had three reportable segments consisting of Banking, Factoring, and Corporate, and the Banking segment included the operations of TBK Bank and TriumphPay. On June 1, 2021, TriumphPay acquired HubTran, Inc., a cloud-based provider of automation software for the trucking industry’s back office (see Note 2 for further disclosures regarding the acquisition of HubTran). The acquisition of HubTran allows TriumphPay to create a fully integrated payments network for trucking; servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to a payments network for the trucking industry with a focus on fee revenue. In terms of total revenue, operating income (loss), and total assets, TriumphPay is currently, and has historically been, quantitatively immaterial; however, given the shift in strategy brought on by the acquisition of HubTran as well as significant management and chief operating decision maker focus on TriumphPay operations, management believes disclosing TriumphPay's operations through the Payments segment is qualitatively useful for readers of these financial statements. This change also brings the Company's reportable segments in line with its reporting units used for goodwill impairment evaluation. Prior to the acquisition of HubTran, the Payments reporting unit carried no goodwill. Prior period business segment disclosures have been revised as appropriate to reflect the current period change in reportable segments.
Risks and Uncertainties
Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  While it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of June 30, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.
Financial position and results of operations
The Company’s interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of June 30, 2021 the Company carries $208,000 of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity
The Company's reported and regulatory capital ratios could be adversely impacted by further credit loss expense.  The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt.  If the Company's capital deteriorates such that its subsidiary bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt. The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open to the Company, but rates for short-term funding can be volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company's net interest margin.  If an extended recession caused large numbers of the Company's deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for a stated period of time. As of June 30, 2021, the Company’s balance sheet reflected 10 of these deferrals on outstanding loan balances of $53,651,000. In accordance with the CARES Act and March 2020 interagency guidance, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of the Company's best efforts to assist its borrowers and achieve full collection of the Company's investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown. At June 30, 2021, 98% of the $53,651,000 COVID deferral balance was made up of three relationships.
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company has participated in assisting its customers with applications for resources through the program. PPP loans have two-year and five-year terms and earn interest at a 1% coupon. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of June 30, 2021, the Company carried 1,390 PPP loans representing a book value of $135,307,000. The Company recognized $1,828,000 and $2,939,000 in fees from the SBA on PPP loans during the three and six months ended June 30, 2021 and carried $5,165,000 of deferred fees on PPP loans at June 30, 2021. The remaining fees will be amortized and recognized over the remaining lives of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
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
NOTE 2 – BUSINESS COMBINATIONS AND DIVESTITURES
HubTran Inc.
On June 1, 2021, the Company, through TriumphPay, a division of the Company's wholly-owned subsidiary TBK Bank, SSB, acquired HubTran, Inc. ("HubTran"), a cloud-based provider of automation software for the trucking industry's back-office.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)
Assets acquired:
Cash	$170
Intangible assets - capitalized software	16,932
Intangible assets - customer relationship	10,360
Other assets	1,546
29,008
Liabilities assumed:
Deferred income taxes	4,703
Other liabilities	906
5,609
Fair value of net assets acquired	$23,399
Consideration:
Cash paid	$97,096
Goodwill	$73,697
The Company has recognized goodwill of $73,697,000, which was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Payments segment. The goodwill in this acquisition resulted from expected synergies and progress in the development of a fully integrated open loop payments network for the transportation industry. The goodwill will not be deducted for tax purposes. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.
The intangible assets recognized include a capitalized software intangible asset with an acquisition date fair value of $16,932,000 which will be amortized on a straight-line basis over its four year estimated useful life and a customer relationship intangible asset with an acquisition date fair value of $10,360,000 which will be amortized utilizing an accelerated method over its eleven year estimated useful life.
Revenue and earnings of HubTran since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available.
Expenses related to the acquisition, including professional fees and other transaction costs, totaling $2,992,000 were recorded in noninterest expense in the consolidated statements of income during the three months ended June 30, 2021.
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
The measurement period for this transaction remained open at the time the Agreement was executed, and the Company determined that there is a clear and direct link between the Agreement and the ARPA. Therefore, the terms of the Agreement were incorporated into the Company's purchase accounting which resulted in the elimination of the contingent consideration component of the ARPA, the recognition of cash due from Covenant as part of the consideration for the transaction, and an indemnification asset to reflect the modification of Covenant's indemnification obligations.

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
Consideration included cash due from Covenant subsequent to liquidation of the stock consideration with an acquisition date fair value of $17,196,000. The fair value of cash due from Covenant was based on the Company's stock price on the date of the Agreement, less an estimate of broker commissions and discounts. During the year ended December 31, 2020, the entirety of the acquired stock was sold by Covenant, Covenant delivered net proceeds of $28,064,000, and the Company recognized $10,868,000 of other noninterest income measured as the difference between the initial purchase accounting measurement and the amount of net proceeds delivered to the Company upon liquidation. Of the total $10,868,000 of noninterest income recognized, $2,007,000 was recognized during the three months ended September 30, 2020, and the remainder was recognized during the three months ended December 31, 2020.
The intangible assets recognized include a customer relationship intangible asset with an acquisition date fair value of $3,500,000 which will be amortized utilizing an accelerated method over its eight year estimated useful life.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The indemnification asset was measured separately from the related covered portfolio. It is not contractually embedded in the covered portfolio nor is it transferable with the covered portfolio should the Company choose to dispose of the portfolio or a portion of the portfolio. The indemnification asset was initially recorded in other assets in the Consolidated Balance Sheets at the time of the TFS Acquisition at a fair value of $30,959,000, measured as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. These cash flows were discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The amount ultimately collected for this asset will be dependent upon the performance of the underlying covered portfolio, the passage of time, and Covenant's willingness and ability to make necessary payments. The terms of the Agreement are such that indemnification has no expiration date and the Company will continue to carry the indemnification asset until ultimate resolution of the covered portfolio. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income, as appropriate, within the Consolidated Statements of Income. The value of the indemnification asset was $5,246,000 and $36,225,000 at June 30, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021, new adverse developments with the largest of the three Over-Formula Advance clients caused the Company to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41,265,000; however, this net charge-off had no impact on credit loss expense for the three months ended March 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $35,633,000 of this charge-off by drawing on its secured line of credit which is reflected on the Company's March 31, 2021 Consolidated Balance Sheet as a current and performing equipment loan held for investment. Given separate developments with the other two Over-Formula Advance clients, the Company reserved an additional $2,895,000 reflected in credit loss expense for the three months ended March 31, 2021. The $2,895,000 increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4,654,000 gain on the indemnification asset which was recorded through non-interest income.
During the three months ended June 30, 2021, there were no material changes in the underlying credit quality of the remaining two Over-Formula Advance clients. As such, there were no charge-offs related to these balances and no adjustments were made to the corresponding ACL balances or the indemnification asset during that period. As of June 30, 2021 the remaining balance on Covenant's secured line of credit was $8,622,000 which is reflected on the Company's June 30, 2021 Consolidated Balance Sheet as a current and performing equipment loan held for investment.
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
NOTE 3 - SECURITIES
Equity Securities with Readily Determinable Fair Values
The Company held equity securities with fair values of $5,854,000 and $5,826,000 at June 30, 2021 and December 31, 2020, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Unrealized gains (losses) on equity securities held at the reporting date	$28	$733	$28	$974
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$28	$733	$28	$974

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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2021
Available for sale securities:
U.S. Government agency obligations	$9,985	$39	$—	$—	$10,024
Mortgage-backed securities, residential	20,249	947	(2)	—	21,194
Asset-backed securities	6,966	—	(3)	—	6,963
State and municipal	33,653	813	—	—	34,466
CLO securities	108,444	3,932	(67)	—	112,309
Corporate bonds	5,637	87	—	—	5,724
SBA pooled securities	2,829	120	(2)	—	2,947
Total available for sale securities	$187,763	$5,938	$(74)	$—	$193,627

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2021
Held to maturity securities:
CLO securities	$7,385	$—	$(1,763)	$5,622
Allowance for credit losses	(1,727)
Total held to maturity securities, net of ACL	$5,658

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2020
Available for sale securities:
U.S. Government agency obligations	$14,942	$146	$—	$—	$15,088
Mortgage-backed securities, residential	26,547	1,139	(2)	—	27,684
Asset-backed securities	7,091	—	(52)	—	7,039
State and municipal	36,238	1,157	—	—	37,395
CLO Securities	118,128	4,335	(259)	—	122,204
Corporate bonds	11,373	205	(5)	—	11,573
SBA pooled securities	3,200	133	(6)	—	3,327
Total available for sale securities	$217,519	$7,115	$(324)	$—	$224,310

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2020
Held to maturity securities:
CLO securities	$7,945	$—	$(2,095)	$5,850
Allowance for credit losses	(2,026)
Total held to maturity securities, net of ACL	$5,919

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The amortized cost and estimated fair value of securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$22,769	$22,909	$—	$—
Due from one year to five years	4,590	4,698	—	—
Due from five years to ten years	61,852	64,276	7,385	5,622
Due after ten years	68,508	70,640	—	—
	157,719	162,523	7,385	5,622
Mortgage-backed securities, residential	20,249	21,194	—	—
Asset-backed securities	6,966	6,963	—	—
SBA pooled securities	2,829	2,947	—	—
	$187,763	$193,627	$7,385	$5,622
Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds	$—	$—	$—	$—
Gross gains	—	—	—	—
Gross losses	—	—	—	—
Net gains and losses from calls of securities	1	63	1	101
Debt securities with a carrying amount of approximately $90,160,000 and $73,056,000 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $1,063,000 and $1,233,000 at June 30, 2021 and December 31, 2020, respectively, and was included in other assets in the consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2021 and 2020.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	9	—	132	(2)	141	(2)
Asset-backed securities	—	—	6,963	(3)	6,963	(3)
State and municipal	5,000	—	—	—	5,000	—
CLO securities	3,503	(2)	28,658	(65)	32,161	(67)
Corporate bonds	—	—	150	—	150	—
SBA pooled securities	—	—	480	(2)	480	(2)
	$8,512	$(2)	$36,383	$(72)	$44,895	$(74)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	100	(1)	215	(1)	315	(2)
Asset-backed securities	129	—	6,911	(52)	7,040	(52)
State and municipal	—	—	—	—	—	—
CLO Securities	12,083	(93)	29,785	(166)	41,868	(259)
Corporate bonds	498	(5)	150	—	648	(5)
SBA pooled securities	889	(6)	29	—	918	(6)
	$13,699	$(105)	$37,090	$(219)	$50,789	$(324)
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
At June 30, 2021, the Company had 35 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Held to Maturity CLO Securities	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$1,859	$126	$2,026	$—
Impact of adopting ASC 326	—	—	—	126
Credit loss expense	(132)	1,729	(299)	1,729
Allowance for credit losses ending balance	$1,727	$1,855	$1,727	$1,855
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2021 and December 31, 2020, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. As of June 30, 2021, $4,561,000 of the Company’s held to maturity securities were classified as nonaccrual.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial real estate	$19,522	$—
1-4 family residential	1,063	6,319
Commercial	10,551	18,227
Total loans held for sale	$31,136	$24,546
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$701,576	$703,989	$(2,413)	$779,158	$782,614	$(3,456)
Construction, land development, land	185,444	185,652	(208)	219,647	220,021	(374)
1-4 family residential	135,288	135,730	(442)	157,147	157,731	(584)
Farmland	91,122	91,768	(646)	103,685	104,522	(837)
Commercial	1,453,583	1,469,743	(16,160)	1,562,957	1,579,841	(16,884)
Factored receivables	1,398,299	1,399,598	(1,299)	1,120,770	1,122,008	(1,238)
Consumer	12,389	12,404	(15)	15,838	15,863	(25)
Mortgage warehouse	853,514	853,514	—	1,037,574	1,037,574	—
Total loans held for investment	4,831,215	$4,852,398	$(21,183)	4,996,776	$5,020,174	$(23,398)
Allowance for credit losses	(45,694)			(95,739)
	$4,785,521			$4,901,037
The difference between the amortized cost and the unpaid principal is primarily (1) premiums and discounts associated with acquired loans totaling $14,333,000 and $18,511,000 at June 30, 2021 and December 31, 2020, respectively, and (2) net deferred origination and factoring fees totaling $6,850,000 and $4,887,000 at June 30, 2021 and December 31, 2020, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $16,448,000 and $18,198,000 at June 30, 2021 and December 31, 2020, respectively, and was included in other assets in the consolidated balance sheets.
At June 30, 2021 and December 31, 2020, the Company had $149,583,000 and $145,892,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At June 30, 2021 and December 31, 2020 the balance of the Over-Formula Advance Portfolio included in factored receivables was $10,077,000 and $62,100,000, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2021 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is included in factored receivables and is separate from the aforementioned Over-Formula Advance Portfolio. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to the Company by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. In addition to commencing litigation against such customer, the Company has also filed a declaratory judgment action in Federal District Court for the Southern District of Florida seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to the Company. Based on a legal analysis and discussions with the counsel advising the Company on this matter, the Company believes it is probable that it will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, the Company has not reserved for such balance as of June 30, 2021.
Loans with carrying amounts of $2,716,651,000 and $2,255,441,000 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity, Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.
During the three and six months ended June 30, 2021, loans with carrying amounts of $37,196,000 and $64,603,000, respectively, were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the three and six months ended June 30, 2021, loans transferred to held for sale were sold resulting in proceeds of $25,176,000 and $45,582,000, respectively. The Company recorded net gains on transfers and sales of loans of $413,000 and $1,466,000, respectively, for the three and six months ended June 30, 2021, which are recorded as other noninterest income in the consolidated statements of income.
During the three and six months ended June 30, 2020, loans with a carrying amount of $84,693,000 and $115,631,000, respectively, were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the three and six months ended June 30, 2020, loans transferred to held for sale were sold resulting in proceeds of $55,904,000 and $87,200,000, respectively. The Company recorded a net loss on transfers and sales of loans of $545,000 for the three months ended June 30, 2020 and a net gain on transfers and sales of loans of $49,000 for the six months ended June 30, 2020.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended June 30, 2021
Commercial real estate	$6,823	$(2,422)	$—	$3	$4,404
Construction, land development, land	1,670	(181)	—	1	1,490
1-4 family residential	631	(62)	(25)	1	545
Farmland	699	(30)	—	—	669
Commercial	17,158	(1,678)	(8)	202	15,674
Factored receivables	19,716	2,643	(583)	47	21,823
Consumer	296	(59)	(90)	89	236
Mortgage warehouse	1,031	(178)	—	—	853
	$48,024	$(1,967)	$(706)	$343	$45,694

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended June 30, 2020
Commercial real estate	$11,753	$3,780	$—	$6	$15,539
Construction, land development, land	3,179	2,737	—	1	5,917
1-4 family residential	1,087	935	—	5	2,027
Farmland	1,021	(143)	—	80	958
Commercial	20,145	3,427	(339)	50	23,283
Factored receivables	6,134	(47)	(860)	17	5,244
Consumer	674	142	(89)	41	768
Mortgage warehouse	739	138	—	—	877
	$44,732	$10,969	$(1,288)	$200	$54,613

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Six Months Ended June 30, 2021
Commercial real estate	$10,182	$(5,786)	$—	$8	$4,404
Construction, land development, land	3,418	(1,918)	(12)	2	1,490
1-4 family residential	1,225	(740)	(25)	85	545
Farmland	832	(163)	—	—	669
Commercial	22,040	(6,749)	(281)	664	15,674
Factored receivables	56,463	7,361	(42,086)	85	21,823
Consumer	542	(252)	(169)	115	236
Mortgage warehouse	1,037	(184)	—	—	853
	$95,739	$(8,431)	$(42,573)	$959	$45,694

(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Credit Loss Expense	Charge-offs	Recoveries	Reclassification to Held For Sale	Ending Balance
Six months ended June 30, 2020
Commercial real estate	$5,353	$1,372	$8,807	$—	$7	$—	$15,539
Construction, land development, land	1,382	(187)	4,720	—	2	—	5,917
1-4 family residential	308	513	1,194	(21)	33	—	2,027
Farmland	670	437	(229)	—	80	—	958
Commercial	12,566	(184)	11,660	(645)	335	(449)	23,283
Factored receivables	7,657	(1,630)	1,416	(2,254)	55	—	5,244
Consumer	488	(52)	553	(293)	72	—	768
Mortgage warehouse	668	—	209	—	—	—	877
	$29,092	$269	$28,330	$(3,213)	$584	$(449)	$54,613
The ACL was estimated using the current expected credit loss model. The primary reasons for the decrease in required ACL during the six months ended June 30, 2021 are net charge-offs on PCD Over-Formula Advances (classified as factored receivables) and improvement of the loss drivers that the Company forecasts to calculate expected losses during the period.
The primary reason for the decrease in required ACL during the three months ended June 30, 2021 is improvement in the forecasted loss drivers.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management determined that the $62,200,000 in Over-Formula Advances obtained through the TFS Acquisition during 2020 had experienced more than insignificant credit deterioration since origination and thus deemed those Over-Formula Advances to be purchased credit deteriorated ("PCD"). The total remaining ACL on all acquired PCD Over-Formula Advances was approximately $10,077,000 at June 30, 2021 compared to $48,485,000 at December 31, 2020. The primary driver of the decrease in required ACL during the six months ended June 30, 2021 was a net charge-off of $41,265,000 due from the largest acquired Over-Formula Advance client. This was partially offset by an additional $2,895,000 million of reserve required across the two remaining Over-Formula Advance clients. As of June 30, 2021, the entire remaining acquired PCD Over-Formula Advance balance was fully reserved. See Note 2 – Business Combinations and Divestitures for further discussion of Over-Formula Advance activity.
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
For all DCF models at June 30, 2021, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2021, as compared to December 31, 2020, the Company forecasted a significant decrease in national unemployment, significant increase in one-year percentage change in national retail sales, significant increase in one-year percentage change in the national home price index, and a significant increase in one-year percentage change in national gross domestic product. For percentage changes in national retail sales, national home price index and national gross domestic product, the Company projected significant growth in the first two projected quarters followed by percentage change growth for the last two projected quarters resembling something closer to pre-COVID-19 levels. Projected unemployment rates used by the Company are relatively stable over the four projected quarters at levels somewhat higher than pre-COVID-19 conditions.
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
For the six months ended June 30, 2021, in addition to the impact of changes to the ACL on acquired PCD Over-Formula Advances previously discussed, changes in projected loss drivers and assumptions over the reasonable and supportable forecast period decreased the required ACL by $10,142,000. Further, the Company experienced a net reserve release of specific reserves on non-PCD loans. Changes in loan volume and mix during the six months ended June 30, 2021 also decreased the ACL during the period. Non-PCD-related charge-offs had an insignificant impact on the change in required ACL during the six months ended June 30, 2021.
For the three months ended June 30, 2021, changes in projected loss drivers and assumptions over the reasonable and supportable forecast period decreased the required ACL by $1,847,000. Changes in loan volume and mix during the three months ended June 30, 2021 also decreased the ACL during the period. These decreases were partially offset by an increase in net new specific reserves. Charge-offs had an insignificant impact on the change in required ACL during the three months ended June 30, 2021.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
June 30, 2021
Commercial real estate	$4,763	$—	$—	$574	$5,337	$267
Construction, land development, land	2,214	—	—	—	2,214	250
1-4 family residential	1,515	—	—	118	1,633	38
Farmland	2,035	—	135	—	2,170	—
Commercial	2,240	—	5,277	5,695	13,212	3,135
Factored receivables	—	44,919	—	—	44,919	14,830
Consumer	—	—	—	176	176	—
Mortgage warehouse	—	—	—	—	—	—
Total	$12,767	$44,919	$5,412	$6,563	$69,661	$18,520
At June 30, 2021 the balance of the Over-Formula Advance Portfolio included in factored receivables $10,077,000 and was fully reserved. At June 30, 2021 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
June 30, 2021
Commercial real estate	$551	$138	$1,218	$1,907	$699,669	$701,576	$—
Construction, land development, land	—	977	1,205	2,182	183,262	185,444	—
1-4 family residential	492	628	753	1,873	133,415	135,288	—
Farmland	149	151	398	698	90,424	91,122	—
Commercial	2,038	9,370	4,561	15,969	1,437,614	1,453,583	—
Factored receivables	39,715	10,610	37,036	87,361	1,310,938	1,398,299	37,036
Consumer	260	114	5	379	12,010	12,389	—
Mortgage warehouse	—	—	—	—	853,514	853,514	—
Total	$43,205	$21,988	$45,176	$110,369	$4,720,846	$4,831,215	$37,036

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2020
Commercial real estate	$1,512	$147	$7,623	$9,282	$769,876	$779,158	$—
Construction, land development, land	185	1,001	323	1,509	218,138	219,647	22
1-4 family residential	1,978	448	952	3,378	153,769	157,147	—
Farmland	407	1,000	300	1,707	101,978	103,685	—
Commercial	2,084	1,765	5,770	9,619	1,553,338	1,562,957	35
Factored receivables	33,377	28,506	72,717	134,600	986,170	1,120,770	72,717
Consumer	385	116	81	582	15,256	15,838	—
Mortgage warehouse	—	—	—	—	1,037,574	1,037,574	—
Total	$39,928	$32,983	$87,766	$160,677	$4,836,099	$4,996,776	$72,774
At June 30, 2021 and December 31, 2020, total past due Over-Formula Advances recorded in factored receivables was $10,077,000 and $62,100,000, respectively, all of which was considered past due 90 days or more. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition. At June 30, 2021 and December 31, 2020, the Misdirected Payments totaled $19,361,000 and $19,600,000, respectively. At June 30, 2021, the entire $19,361,000 balance of the Misdirected Payments was considered past due 90 days or more, and at December 31, 2020 approximately $6,000,000 was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets at June 30, 2021. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$3,749	$3,045	$9,945	$3,461
Construction, land development, land	2,191	1,194	2,294	1,199
1-4 family residential	1,516	1,442	1,848	1,651
Farmland	2,170	2,170	2,531	2,531
Commercial	13,158	6,800	17,202	4,891
Factored receivables	—	—	—	—
Consumer	176	176	253	188
Mortgage warehouse	—	—	—	—
	$22,960	$14,827	$34,073	$13,921
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Commercial real estate	$8	$2	$8	$64
Construction, land development, land	—	—	—	—
1-4 family residential	—	2	1	10
Farmland	—	—	6	—
Commercial	20	23	23	39
Factored receivables	—	—	—	—
Consumer	—	—	—	2
Mortgage warehouse	—	—	—	—
	$28	$27	$38	$115

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There was no interest earned on nonaccrual loans during the three and six months ended June 30, 2021 and 2020.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans(1)	$22,960	$34,073
Factored receivables greater than 90 days past due	26,959	13,927
Other nonperforming factored receivables(2)	1,454	10,029
Troubled debt restructurings accruing interest	17	3
	$51,390	$58,032
(1)Includes troubled debt restructurings of $6,068,000 and $13,321,000 at June 30, 2021 and December 31, 2020, respectively.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of June 30, 2021 and December 31, 2020, based on the most recent analysis performed, the risk category of loans is as follows:

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
June 30, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate
Pass	$136,320	$332,972	$50,755	$37,062	$58,315	$52,074	$27,480	$—	$694,978
Classified	1,223	4,781	42	169	113	270	—	—	6,598
Total commercial real estate	$137,543	$337,753	$50,797	$37,231	$58,428	$52,344	$27,480	$—	$701,576

Construction, land development, land
Pass	$45,283	$90,760	$12,464	$32,148	$1,362	$1,202	$11	$—	$183,230
Classified	23	1,984	—	—	—	207	—	—	2,214
Total construction, land development, land	$45,306	$92,744	$12,464	$32,148	$1,362	$1,409	$11	$—	$185,444

1-4 family residential
Pass	$16,196	$24,606	$11,061	$7,913	$10,891	$28,444	$33,652	$879	$133,642
Classified	198	412	—	9	8	937	82	—	1,646
Total 1-4 family residential	$16,394	$25,018	$11,061	$7,922	$10,899	$29,381	$33,734	$879	$135,288

Farmland
Pass	$7,013	$14,678	$12,559	$12,891	$11,706	$28,252	$942	$135	$88,176
Classified	720	524	742	369	128	306	157	—	2,946
Total farmland	$7,733	$15,202	$13,301	$13,260	$11,834	$28,558	$1,099	$135	$91,122

Commercial
Pass	$297,395	$557,276	$108,433	$32,206	$21,412	$8,605	$392,450	$560	$1,418,337
Classified	989	11,053	14,330	603	170	470	7,631	—	35,246
Total commercial	$298,384	$568,329	$122,763	$32,809	$21,582	$9,075	$400,081	$560	$1,453,583

Factored receivables
Pass	$1,364,310	$—	$—	$—	$—	$—	$—	$—	$1,364,310
Classified	9,779	24,210	—	—	—	—	—	—	33,989
Total factored receivables	$1,374,089	$24,210	$—	$—	$—	$—	$—	$—	$1,398,299

Consumer
Pass	$1,244	$3,257	$1,040	$864	$3,127	$2,615	$66	$—	$12,213
Classified	—	—	—	2	65	109	—	—	176
Total consumer	$1,244	$3,257	$1,040	$866	$3,192	$2,724	$66	$—	$12,389

Mortgage warehouse
Pass	$853,514	$—	$—	$—	$—	$—	$—	$—	$853,514
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$853,514	$—	$—	$—	$—	$—	$—	$—	$853,514

Total loans
Pass	$2,721,275	$1,023,549	$196,312	$123,084	$106,813	$121,192	$454,601	$1,574	$4,748,400
Classified	12,932	42,964	15,114	1,152	484	2,299	7,870	—	82,815
Total loans	$2,734,207	$1,066,513	$211,426	$124,236	$107,297	$123,491	$462,471	$1,574	$4,831,215

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2020	2020	2019	2018	2017	2016	Prior
Commercial real estate
Pass	$271,406	$94,085	$62,075	$49,115	$27,921	$230,731	$27,666	$908	$763,907
Classified	10,298	2,239	133	1,367	664	550	—	—	15,251
Total commercial real estate	$281,704	$96,324	$62,208	$50,482	$28,585	$231,281	$27,666	$908	$779,158

Construction, land development, land
Pass	$72,149	$12,490	$11,829	$5,820	$8,946	$105,584	$12	$500	$217,330
Classified	2,031	34	—	—	—	252	—	—	2,317
Total construction, land development, land	$74,180	$12,524	$11,829	$5,820	$8,946	$105,836	$12	$500	$219,647

1-4 family residential
Pass	$58,300	$11,280	$11,425	$8,982	$4,400	$20,167	$35,326	$5,320	$155,200
Classified	1,473	149	137	23	11	49	105	—	1,947
Total 1-4 family residential	$59,773	$11,429	$11,562	$9,005	$4,411	$20,216	$35,431	$5,320	$157,147

Farmland
Pass	$37,212	$10,095	$7,388	$15,262	$7,908	$20,572	$1,421	$486	$100,344
Classified	994	407	403	—	22	590	925	—	3,341
Total farmland	$38,206	$10,502	$7,791	$15,262	$7,930	$21,162	$2,346	$486	$103,685

Commercial
Pass	$470,477	$162,203	$127,569	$94,154	$70,405	$181,312	$416,197	$11,396	$1,533,713
Classified	8,128	2,390	983	190	4,470	2,787	10,296	—	29,244
Total commercial	$478,605	$164,593	$128,552	$94,344	$74,875	$184,099	$426,493	$11,396	$1,562,957

Factored receivables
Pass	$1,081,316	$—	$—	$—	$—	$—	$—	$—	$1,081,316
Classified	39,454	—	—	—	—	—	—	—	39,454
Total factored receivables	$1,120,770	$—	$—	$—	$—	$—	$—	$—	$1,120,770

Consumer
Pass	$8,382	$2,251	$1,336	$1,258	$688	$1,594	$74	$—	$15,583
Classified	146	28	18	36	11	16	—	—	255
Total consumer	$8,528	$2,279	$1,354	$1,294	$699	$1,610	$74	$—	$15,838

Mortgage warehouse
Pass	$1,037,574	$—	$—	$—	$—	$—	$—	$—	$1,037,574
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,037,574	$—	$—	$—	$—	$—	$—	$—	$1,037,574

Total loans
Pass	$3,036,816	$292,404	$221,622	$174,591	$120,268	$559,960	$480,696	$18,610	$4,904,967
Classified	62,524	5,247	1,674	1,616	5,178	4,244	11,326	—	91,809
Total loans	$3,099,340	$297,651	$223,296	$176,207	$125,446	$564,204	$492,022	$18,610	$4,996,776
Troubled Debt Restructurings and Loan Modifications
The Company had troubled debt restructurings with an amortized cost of $6,085,000 and $13,324,000 as of June 30, 2021 and December 31, 2020, respectively. The Company had allocated $1,540,000 and $2,469,000 of allowance for those loans at June 30, 2021 and December 31, 2020, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the three and six months ended June 30, 2021 and 2020. The Company did not grant principal reductions on any restructured loans.

(Dollars in thousands)	Extended Amortization Period	Payment Deferrals	Protective Advances	Total Modifications	Number of Loans
Six months ended June 30, 2021
Commercial real estate	$—	$—	$741	$741	1

Three months ended June 30, 2020
Commercial real estate	$—	$246	$—	$246	2
Commercial	44	—	—	44	2
	$44	$246	$—	$290	4

Six months ended June 30, 2020
Commercial real estate	$—	$246	$—	$246	2
Construction, land development, land	$8	$—	$—	$8	1
Farmland	3,486	—	—	3,486	1
Commercial	4,591	5,793	—	10,384	5
	$8,085	$6,039	$—	$14,124	9
There were no loans modified as troubled debt restructurings during the three months ended June 30, 2021.
During the six months ended June 30, 2021, the Company had four loans modified as troubled debt restructurings with a recorded investment of $670,000 for which there were payment defaults within twelve months following the modification. During the six months ended June 30, 2020, the Company had three loans modified as troubled debt restructurings with a recorded investment of $498,000 for which there were payment defaults within twelve months following the modification. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the balance of loans modified for borrowers impacted by the COVID-19 pandemic.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Total modifications	—	576,604	10,459	605,351
These modifications primarily consisted of payment deferrals to assist customers. As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES act or Interagency Guidance, they are not considered troubled debt restructurings. The following table summarized the amortized cost of loans with payments currently in deferral and the accrued interest related to the loans with payments in deferral at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

June 30, 2021
Commercial real estate	$701,576	$51,568	7.4%	$176
Construction, land development, land	185,444	1,320	0.7%	20
1-4 family residential	135,288	491	0.4%	11
Farmland	91,122	—	—%	—
Commercial	1,453,583	272	—%	1
Factored receivables	1,398,299	—	—%	—
Consumer	12,389	—	—%	—
Mortgage warehouse	853,514	—	—%	—
Total	$4,831,215	$53,651	1.1%	$208

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

December 31, 2020
Commercial real estate	$779,158	$69,980	9.0%	$357
Construction, land development, land	219,647	18,821	8.6%	183
1-4 family residential	157,147	1,129	0.7%	15
Farmland	103,685	—	—%	—
Commercial	1,562,957	14,561	0.9%	166
Factored receivables	1,120,770	—	—%	—
Consumer	15,838	106	0.7%	5
Mortgage warehouse	1,037,574	—	—%	—
Total	$4,996,776	$104,597	2.1%	$726
Residential Real Estate Loans In Process of Foreclosure
At June 30, 2021 and December 31, 2020, the Company had $327,000 and $251,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Goodwill	$236,965	$163,209

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(29,694)	$13,884	$43,578	$(27,436)	$16,142
Software intangible assets	16,932	(353)	16,579	—	—	—
Other intangible assets	29,560	(10,421)	19,139	19,200	(8,629)	10,571
	$90,070	$(40,468)	$49,602	$62,778	$(36,065)	$26,713
The changes in goodwill and intangible assets during the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$188,006	$188,208	$189,922	$190,286
Acquired goodwill	73,697	—	73,697	—
Acquired intangible assets	27,292	—	27,292	—
Acquired goodwill - measurement period adjustment	—	—	59
Amortization of intangibles	(2,428)	(2,046)	(4,403)	(4,124)
Ending balance	$286,567	$186,162	$286,567	$186,162
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate interest bearing deposits. During 2021, the Company estimates that an additional $38,000 will be reclassified as an increase in interest expense.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

	Derivative Assets
	As of June 30, 2021			As of December 31, 2020
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value Total	Notional Amount	Balance Sheet Location	Fair Value Total
Derivatives designated as hedging instruments:
Interest rate swaps	$200,000	Other Assets	$3,939	$200,000	Other Assets	$816

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax:

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
(Dollars in thousands)
Three Months Ended June 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(429)	$(429)	Interest Expense	$29	$29

Three Months Ended June 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(246)	$(246)	Interest Expense	$—	$—

Six Months Ended June 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,377	$2,377	Interest Expense	$52	$52

Six Months Ended June 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(246)	$(246)	Interest Expense	$—	$—
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
As of June 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $0. As of June 30, 2021, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $0.
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
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $5,658,000 and $5,919,000 at June 30, 2021 and December 31, 2020, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$28,955	$539,215	$568,170	$43,406	$547,430	$590,836
Standby letters of credit	$7,808	$6,201	$14,009	$5,464	$8,429	$13,893
Commitments to purchase loans	$—	$97,115	$97,115	$—	$66,373	$66,373
Mortgage warehouse commitments	$—	$699,865	$699,865	$—	$417,722	$417,722
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At June 30, 2021 and December 31, 2020, the allowance for credit losses on off-balance sheet credit exposures totaled $4,084,000 and $5,005,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Credit loss expense (benefit)	$293	$911	$(921)	$3,848
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
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 17 of the Company’s 2020 Form 10-K.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2021	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$10,024	$—	$10,024
Mortgage-backed securities, residential	—	21,194	—	21,194
Asset-backed securities	—	6,963	—	6,963
State and municipal	—	34,466	—	34,466
CLO securities	—	112,309	—	112,309
Corporate bonds	—	5,724	—	5,724
SBA pooled securities	—	2,947	—	2,947
	$—	$193,627	$—	$193,627

Equity securities
Mutual fund	$5,854	$—	$—	$5,854

Loans held for sale	$—	$31,136	$—	$31,136

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$3,939	$—	$3,939

Indemnification asset	$—	$—	$5,246	$5,246

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$15,088	$—	$15,088
Mortgage-backed securities, residential	—	27,684	—	27,684
Asset-backed securities	—	7,039	—	7,039
State and municipal	—	37,395	—	37,395
CLO Securities	—	122,204	—	122,204
Corporate bonds	—	11,573	—	11,573
SBA pooled securities	—	3,327	—	3,327
	$—	$224,310	$—	$224,310

Equity securities
Mutual fund	$5,826	$—	$—	$5,826

Loans held for sale	$—	$24,546	$—	$24,546

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$816	$—	$816

Indemnification asset	$—	$—	$36,225	$36,225
There were no transfers between levels during 2021 or 2020.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At June 30, 2021 and December 31, 2020, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $5,499,000 and $39,200,000, respectively, and a discount rate of 4.6% and 8.8%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$5,246	$—	$36,225	$—
Indemnification asset recognized in business combination	—	—	—	—
Change in fair value of indemnification asset recognized in earnings	—	—	4,654	—
Indemnification recognized	—	—	(35,633)	—
Ending balance	$5,246	$—	$5,246	$—
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2021	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$7,462	$7,462
Construction, land development, land	—	—	747	747
1-4 family residential	—	—	39	39
Commercial	—	—	3,131	3,131
Factored receivables	—	—	30,090	30,090
Consumer	—	—	26	26
Other real estate owned (1)
Commercial real estate	—	—	67	67
1-4 family residential	—	—	70	70
Construction	—	—	221	221
	$—	$—	$41,853	$41,853

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$5,107	$5,107
Construction, land development, land	—	—	824	824
1-4 family residential	—	—	—	—
Commercial	—	—	2,355	2,355
Factored receivables	—	—	41,065	41,065
Consumer	—	—	3	3
PCI
Other real estate owned (1)
Commercial real estate	—	—	273	273
1-4 family residential	—	—	114	114
Farmland	—	—	209	209
	$—	$—	$49,950	$49,950
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at June 30, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
June 30, 2021		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$444,439	$444,439	$—	$—	$444,439
Securities - held to maturity	5,658	—	—	5,622	5,622
Loans not previously presented, gross	4,789,720	174,987	—	4,632,473	4,807,460
FHLB and other restricted stock	8,096	N/A	N/A	N/A	N/A
Accrued interest receivable	17,514	17,514	—	—	17,514

Financial liabilities:
Deposits	4,725,450	—	4,726,832	—	4,726,832
Customer repurchase agreements	9,243	—	9,243	—	9,243
Federal Home Loan Bank advances	130,000	—	130,000	—	130,000
Paycheck Protection Program Liquidity Facility	139,673	—	139,673	—	139,673
Subordinated notes	87,620	—	90,752	—	90,752
Junior subordinated debentures	40,333	—	40,934	—	40,934
Accrued interest payable	2,223	2,223	—	—	2,223

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2020		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$314,393	$314,393	$—	$—	$314,393
Securities - held to maturity	5,919	—	—	5,850	5,850
Loans not previously presented, gross	4,953,399	195,739	—	4,783,143	4,978,882
FHLB and other restricted stock	6,751	N/A	N/A	N/A	N/A
Accrued interest receivable	19,435	19,435	—	—	19,435

Financial liabilities:
Deposits	4,716,600	—	4,719,625	—	4,719,625
Customer repurchase agreements	3,099	—	3,099	—	3,099
Federal Home Loan Bank advances	105,000	—	105,000	—	105,000
Paycheck Protection Program Liquidity Facility	191,860	—	191,860	—	191,860
Subordinated notes	87,509	—	89,413	—	89,413
Junior subordinated debentures	40,072	—	40,379	—	40,379
Accrued interest payable	4,270	4,270	—	—	4,270
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2021 and December 31, 2020, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2021 and December 31, 2020, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2021 that management believes have changed TBK Bank’s category.
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$676,963	12.6%	$429,818	8.0%	N/A	N/A
TBK Bank, SSB	$621,589	11.8%	$421,416	8.0%	$526,770	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$552,960	10.3%	$322,113	6.0%	N/A	N/A
TBK Bank, SSB	$586,413	11.1%	$316,980	6.0%	$422,640	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$467,627	8.7%	$241,876	4.5%	N/A	N/A
TBK Bank, SSB	$586,413	11.1%	$237,735	4.5%	$343,395	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$552,960	9.7%	$228,025	4.0%	N/A	N/A
TBK Bank, SSB	$586,413	10.4%	$225,543	4.0%	$281,929	5.0%
As of December 31, 2020
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$715,142	13.0%	$440,087	8.0%	N/A	N/A
TBK Bank, SSB	$653,359	12.1%	$431,973	8.0%	$539,966	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$581,580	10.6%	$329,196	6.0%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$323,223	6.0%	$430,964	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$496,508	9.0%	$248,254	4.5%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$242,417	4.5%	$350,158	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$581,580	10.8%	$215,400	4.0%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$215,482	4.0%	$269,353	5.0%

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
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at June 30, 2021 and December 31, 2020. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At June 30, 2021 and December 31, 2020, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 12 – STOCKHOLDERS’ EQUITY
The following summarizes the capital structure of Triumph Bancorp, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	June 30, 2021	December 31, 2020
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	June 30, 2021	December 31, 2020
Shares authorized	50,000,000	50,000,000
Shares issued	28,209,760	27,951,721
Treasury shares	(3,100,057)	(3,083,503)
Shares outstanding	25,109,703	24,868,218
Par value per share	$0.01	$0.01
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
Stock Repurchase Programs
During the three months ended March 31, 2020, the Company repurchased 871,319 shares into treasury stock under the Company’s stock repurchase program at an average price of $40.81, for a total of $35,600,000, effectively completing the $50,000,000 stock repurchase program authorized by the Company’s board of directors on October 16, 2019. No shares were repurchased during the six months ended June 30, 2021 under a stock repurchase program.
NOTE 13 – STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $3,386,000 and $966,000 for the three months ended June 30, 2021 and 2020, respectively, and $4,736,000 and $2,134,000 for the six months ended June 30, 2021 and 2020, respectively.
2014 Omnibus Incentive Plan
The Company’s 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”) provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards that may be settled in, or based upon the value of, the Company’s common stock. The maximum number of shares of common stock available for issuance under the Omnibus Incentive Plan is 2,450,000 shares.
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the six months ended June 30, 2021 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	205,536	29.17
Granted	228,900	87.81
Vested	(69,926)	31.45
Forfeited	(2,385)	30.14
Nonvested at June 30, 2021	362,125	65.75
RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2021, there was $19,299,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 3.55 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2021 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	89,713	33.34
Granted	17,757	84.47
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2021	107,470	41.79
RSUs granted to employees under the Omnibus Incentive Plan typically vest after four to five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2021, there was $2,798,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.89 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2021 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at Nonvested at January 1, 2021	85,611	$35.65
Granted	13,520	98.03
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2021	99,131	$44.16
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
The fair value of the Market Based PSUs granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Grant date	May 1, 2021	May 1, 2020
Performance period	3.00 years	3.00 years
Stock price	$88.63	$26.25
Triumph stock price volatility	51.71%	43.02%
Risk-free rate	0.35%	0.25%
As of June 30, 2021, there was $2,480,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.29 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2021 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	256,625	$37.56
Granted	9,000	88.63
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2021	265,625	$39.29
Performance Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. Compensation expense for the Performance Based PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. As of June 30, 2021, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $20,871,000, and the remaining performance period over which the cost could be recognized was 1.50 years. No compensation cost was recorded during the three and six months ended June 30, 2021 and 2020.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the six months ended June 30, 2021 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2021	227,986	$25.16
Granted	16,939	88.63
Exercised	(46,132)	24.47
Forfeited or expired	—	—
Outstanding at June 30, 2021	198,793	$30.99	6.65	$8,843

Fully vested shares and shares expected to vest at June 30, 2021	198,793	$30.99	6.65	$8,843

Shares exercisable at June 30, 2021	136,032	$24.02	5.75	$6,833
Information related to the stock options for the six months ended June 30, 2021 and 2020 was as follows:

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020
Aggregate intrinsic value of options exercised	$2,249	$—
Cash received from option exercises	146	—
Tax benefit realized from option exercises	472	—
Weighted average fair value per share of options granted	$35.37	$8.85

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
The fair value of the stock options granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	1.16%	0.46%
Expected term	6.25 years	6.25 years
Expected stock price volatility	39.26%	33.83%
Dividend yield	—	—
As of June 30, 2021, there was $681,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.85 years.
Employee Stock Purchase Plan
On April 1, 2019, the Company’s Board of Directors adopted the Triumph Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”) and reserved 2,500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on May 16, 2019. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. The first offering period commenced on February 1, 2021 and as of June 30, 2021, no shares had yet been issued under the plan.
NOTE 14 – EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Basic
Net income to common stockholders	$27,180	$13,440	$60,302	$8,990
Weighted average common shares outstanding	24,724,128	23,987,049	24,699,754	24,150,689
Basic earnings per common share	$1.10	$0.56	$2.44	$0.37
Diluted
Net income to common stockholders	$27,180	$13,440	$60,302	$8,990
Weighted average common shares outstanding	24,724,128	23,987,049	24,699,754	24,150,689
Dilutive effects of:
Assumed exercises of stock options	134,358	38,627	133,219	55,753
Restricted stock awards	139,345	37,751	156,029	66,364
Restricted stock units	73,155	4,689	70,236	13,255
Performance stock units - market based	134,313	6,326	131,240	8,446
Performance stock units - performance based	—	—	—	—
Employee stock purchase program	3,708	—	2,563	—
Average shares and dilutive potential common shares	25,209,007	24,074,442	25,193,041	24,294,507
Diluted earnings per common share	$1.08	$0.56	$2.39	$0.37

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	16,939	148,528	16,939	98,956
Restricted stock awards	—	109,834	209,040	—
Restricted stock units	—	38,801	17,757	—
Performance stock units - market based	13,520	76,461	13,520	76,461
Performance stock units - performance based	265,625	262,625	265,625	262,625
Employee stock purchase program	—	—	—	—
NOTE 15 – BUSINESS SEGMENT INFORMATION
The following table presents the Company’s operating segments. The accounting policy for reportable segments is previously disclosed in Note 1. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments based on Federal Home Loan Bank advance rates.  Credit loss expense is allocated based on the segment’s allowance for credit losses determination. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC.

(Dollars in thousands)
Three months ended June 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$47,356	$44,653	$2,675	$4	$94,688
Intersegment interest allocations	2,723	(2,584)	(139)	—	—
Total interest expense	2,610	—	—	1,796	4,406
Net interest income (expense)	47,469	42,069	2,536	(1,792)	90,282
Credit loss expense (benefit)	(4,335)	2,444	218	(133)	(1,806)
Net interest income after credit loss expense	51,804	39,625	2,318	(1,659)	92,088
Noninterest income	10,018	2,742	1,083	53	13,896
Noninterest expense	41,860	17,174	10,842	922	70,798
Operating income (loss)	$19,962	$25,193	$(7,441)	$(2,528)	$35,186

(Dollars in thousands)
Three months ended June 30, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$53,311	$20,387	$692	$8	$74,398
Intersegment interest allocations	2,575	(2,487)	(88)	—	—
Total interest expense	8,272	—	—	1,875	10,147
Net interest income (expense)	47,614	17,900	604	(1,867)	64,251
Credit loss expense	11,916	(160)	124	1,729	13,609
Net interest income after credit loss expense	35,698	18,060	480	(3,596)	50,642
Gain on sale of subsidiary or division	9,758	—	—	—	9,758
Other noninterest income	8,804	1,072	12	383	10,271
Noninterest expense	36,467	11,967	3,315	977	52,726
Operating income (loss)	$17,793	$7,165	$(2,823)	$(4,190)	$17,945

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)
Six months ended June 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$97,912	$80,477	$4,644	$8	$183,041
Intersegment interest allocations	5,665	(5,359)	(306)	—	—
Total interest expense	6,152	—	—	3,587	9,739
Net interest income (expense)	97,425	75,118	4,338	(3,579)	173,302
Credit loss expense	(16,788)	6,927	510	(300)	(9,651)
Net interest income after credit loss expense	114,213	68,191	3,828	(3,279)	182,953
Other noninterest income	17,768	9,153	1,156	110	28,187
Noninterest expense	81,314	33,327	14,977	2,072	131,690
Operating income (loss)	$50,667	$44,017	$(9,993)	$(5,241)	$79,450

(Dollars in thousands)
Six months ended June 30, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$104,591	$43,884	$1,079	$258	$149,812
Intersegment interest allocations	5,679	(5,561)	(118)	—	—
Total interest expense	19,192	—	—	3,869	23,061
Net interest income (expense)	91,078	38,323	961	(3,611)	126,751
Credit loss expense (benefit)	30,630	1,384	165	1,728	33,907
Net interest income after credit loss expense	60,448	36,939	796	(5,339)	92,844
Gain on sale of subsidiary or division	9,758	—	—	—	9,758
Other noninterest income	15,069	2,368	27	284	17,748
Noninterest expense	75,658	24,030	5,759	2,032	107,479
Operating income (loss)	$9,617	$15,277	$(4,936)	$(7,087)	$12,871
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
June 30, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,712,986	$1,357,395	$219,918	$930,446	$(2,204,868)	$6,015,877
Gross loans	$4,498,536	$1,284,314	$113,985	$700	$(1,066,320)	$4,831,215

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,791,537	$1,121,704	$115,836	$861,967	$(1,955,253)	$5,935,791
Gross loans	$4,788,093	$1,036,548	$84,222	$800	$(912,887)	$4,996,776

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. As of June 30, 2021, we had consolidated total assets of $6.016 billion, total loans held for investment of $4.831  billion, total deposits of $4.725 billion and total stockholders’ equity of $792.4 million.
Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include asset-based lending and equipment lending products offered on a nationwide basis. Our national lending product lines include mortgage warehouse and liquid credit offered on a nationwide basis and provide further asset base diversification and stable deposits.
Year to date, our aggregate outstanding balances for these banking products has decreased $443.1 million, or 11.4%, to $3.433 billion as of June 30, 2021. The following table sets forth our banking loans:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Banking
Commercial real estate	$701,576	$779,158
Construction, land development, land	185,444	219,647
1-4 family residential	135,288	157,147
Farmland	91,122	103,685
Commercial - General	290,562	340,850
Commercial - Paycheck Protection Program	135,307	189,857
Commercial - Agriculture	76,346	94,572
Commercial - Equipment	604,396	573,163
Commercial - Asset-based lending	181,394	180,488
Commercial - Liquid Credit	165,578	184,027
Consumer	12,389	15,838
Mortgage Warehouse	853,514	1,037,574
Total banking loans	$3,432,916	$3,876,006
Our Banking products and services share basic processes and have similar economic characteristics. Our factoring subsidiary, Triumph Business Capital, operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products. This business also has a legacy and structure as a standalone company. Our payments business, TriumphPay, is a division of TBK Bank and also operates in a highly specialized niche with unique processes and key performance indicators.

We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the six months ended June 30, 2021, our Banking segment generated 55% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 42% of our total revenue, our Payments segment generated 3% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
Second Quarter 2021 Overview
Net income available to common stockholders for the three months ended June 30, 2021 was $27.2 million, or $1.08 per diluted share, compared to net income to common stockholders for the three months ended June 30, 2020 of $13.4 million, or $0.56 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $29.5 million, or $1.17 per diluted share, for the three months ended June 30, 2021 and $6.1 million, or $0.25 per diluted share, for the three months ended June 30, 2020. For the three months ended June 30, 2021, our return on average common equity was 14.70% and our return on average assets was 1.84%.
Net income available to common stockholders for the six months ended June 30, 2021 was $60.3 million, or $2.39 per diluted share, compared to net income available to common stockholders for the six months ended June 30, 2020 of $9.0 million, or $0.37 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $62.6 million, or $2.48 per diluted share, for the six months ended June 30, 2021 and $1.7 million, or $0.07 per diluted share, for the six months ended June 30, 2020. For the six months ended June 30, 2021, our return on average common equity was 16.85% and our return on average assets was 2.06%.
At June 30, 2021, we had total assets of $6.016 billion, including gross loans of $4.831 billion, compared to $5.936 billion of total assets and $4.997 billion of gross loans at December 31, 2020. Total loans decreased $165.6 million during the six months ended June 30, 2021. Our Banking loans, which constitute 71% of our total loan portfolio at June 30, 2021, decreased from $3.876 billion in aggregate as of December 31, 2020 to $3.433 billion as of June 30, 2021, a decrease of 11.4%. Our Factoring factored receivables, which constitute 27% of our total loan portfolio at June 30, 2021, increased from $1.037 billion in aggregate as of December 31, 2020 to $1.284 billion as of June 30, 2021, an increase of 23.9%. Our Payments factored receivables, which constitute 2.0% of our total loan portfolio at June 30, 2021, increased from $84.2 million in aggregate as of December 31, 2020 to $114.0 million as of June 30, 2021, an increase of 35.4%.
At June 30, 2021, we had total liabilities of $5.223 billion, including total deposits of $4.725 billion, compared to $5.209 billion of total liabilities and $4.717 billion of total deposits at December 31, 2020. Deposits increased $8.9 million during the six months ended June 30, 2021.
At June 30, 2021, we had total stockholders' equity of $792.4 million. During the six months ended June 30, 2021, total stockholders’ equity increased $65.6 million, primarily due to our net income during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 10.33% and 12.65%, respectively, at June 30, 2021.
2021 Items of Note
HubTran, Inc.
On June 1, 2021, we, through TriumphPay, a division of our wholly-owned subsidiary TBK Bank, SSB, entered into a definitive agreement to acquire HubTran, Inc., a cloud-based provider of automation software for the trucking industry's back-office, for $97 million in cash subject to customary purchase price adjustments.
The acquisition of HubTran allows us to create a payments network that will allow freight brokers and factors to lower costs, remove inefficiencies, reduce fraud and add value for their stakeholders. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to a payments network for the trucking industry with a focus on fee revenue. HubTran brings integrations and in-process integrations with over 220 freight brokers and more than 50 factors.
For further information on the above transaction, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Misdirected Payments
As of June 30, 2021 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances described in the 2020 Items of Note section below. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. In addition to commencing litigation against such customer, we have also filed a declaratory judgment action in United States Federal District Court for the Southern District of Florida seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of June 30, 2021. The full amount of such receivable is reflected in non-performing and past due factored receivables as of June 30, 2021 in accordance with our policy. As of June 30, 2021, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.
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

Pursuant to the Agreement, the Company and Covenant have provided mutual releases to each other related to any and all claims related to the transactions contemplated by the ARPA or the Over-Formula Advance Portfolio. Also in connection the Agreement, Covenant agreed to dismiss, with prejudice, the declaratory judgment action filed in the 95th Judicial District Court of Dallas County, Texas (removed to the United States District Court, Northern District of Texas), related to the ARPA and the transactions contemplated.
Further discussion regarding activity related to the TFS Acquisition can be found below.
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
Recent Developments: COVID-19 and the Legislative Action
Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company. While employee availability has had no material impact on operations to date, a resurgence of COVID-19 has the potential to create widespread business continuity issues for the Company.
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
The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  While it appears that epidemiological and macroeconomic conditions are trending in a positive direction as of June 30, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company’s future operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations
Pertaining to our June 30, 2021 financial condition and results of operations, improving conditions around COVID-19 had a material impact on our allowance for credit losses (“ACL”). We have not yet experienced material charge-offs related to COVID-19 and our ACL calculation and resulting provision for credit losses are significantly impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios have brightened significantly since December 31, 2020, our required ACL decreased during the six months ended June 30, 2021. Refer to our discussion of the ACL in Note 1 and Note 4 of our unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required ACL and record additional credit loss expense. The execution of the payment deferral program discussed in the following commentary assisted our ratio of past due loans to total loans as well other asset quality ratios at June 30, 2021. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of June 30, 2021, the Company carried $0.2 million of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. This is down from $0.7 million of accrued interest income and fees on outstanding deferrals at December 31, 2020. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity
As of June 30, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand a double-dip economic recession brought about by a resurgence in COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.
We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding can be volatile. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
Asset valuation
COVID-19 has not affected our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments have changed to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of June 30, 2021, our goodwill was not impaired and we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.
Our processes, controls and business continuity plan
The Company’s preparedness efforts, coupled with quick and decisive plan implementation, has resulted in minimal impacts to operations as a result of COVID-19. At June 30, 2021, many of our employees continue to work remotely with no disruption to our operations. We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods.
As of June 30, 2021, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for a stated period of time. As of June 30, 2021, the Company’s balance sheet reflected 10 of these deferrals on outstanding loan balances of $53.7 million. In accordance with the CARES Act and March 2020 interagency guidance, these short term deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown. At June 30, 2021, 98% of the $53.7 million COVID deferral balance was made up of three relationships.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program. PPP loans generally have a two-year or five-year term and earn interest at 1%. The Company believes that these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2021, the Company carried 1,390 PPP loans representing a book value of $135.3 million. The Company recognized $2.9 million in fees from the SBA on PPP loans during the six months ended June 30, 2021 and carries $5.2 million of deferred fees on PPP loans at quarter end. The remaining fees will be amortized and recognized over the life of the associated loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
Credit
While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories considered to be “at-risk” of significant impact as of June 30, 2021. The exposures reported below exclude fully guaranteed PPP loans.
Retail Lending:
The Company’s exposure to retail at June 30, 2021 equated to approximately $160.8 million, or 3.3% of total loans, summarized as follows:
•30% new and used vehicle lending; mostly dealer floorplan
•26% retail real estate
•19% grocery stores, pet stores, pharmacies, gas stations and convenience stores
•7% factoring
•18% other types of retail lending
At June 30, 2021 there were no retail loans in deferral through our CARES Act deferral program.
Office Lending:
The Company’s exposure to office lending at June 30, 2021 equated to approximately $187.6 million, or 3.9% of total loans, summarized as follows:
•84% non-owner occupied facilities.
•15% owner occupied facilities
•1% construction development lending
At June 30, 2021 there were no office lending loans in deferral through our CARES Act deferral program.
Hospitality Lending:
The Company’s exposure to hospitality at June 30, 2021 equated to approximately $119.8 million, or 2.5% of total loans. These were mostly smaller loans purchased through our bank acquisitions and secured by hotels. At June 30, 2021 there were $18.7 million of hospitality loans in deferral through our CARES Act deferral program.
Restaurants:
The Company’s exposure to restaurants at June 30, 2021 equated to approximately $32.4 million, or less than 1% of total loans. At June 30, 2021 there were no restaurant loans in deferral through our CARES Act deferral program.

Health Care and Senior Care Lending:
The Company’s exposure to health care and senior care at June 30, 2021 equated to $44.5 million, or less than 1% of total loans. At June 30, 2021 there were no health care and senior care loans in deferral through our CARES Act deferral program.
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
Trucking transportation
The second quarter of 2021 featured freight demand and tonnage increases that have not been seen in several years. Consequently, rates remained at record highs. Imports through ocean ports and from Mexico were significant. Both carriers and freight brokers have experienced increased revenue and higher profit levels. Increased spot rates held up across all transportation modes including trucking and as a result, the number of new trucking authorities was high with new entrants coming into the industry.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Income Statement Data:
Interest income	$94,688	$74,398	$183,041	$149,812
Interest expense	4,406	10,147	9,739	23,061
Net interest income	90,282	64,251	173,302	126,751
Credit loss expense (benefit)	(1,806)	13,609	(9,651)	33,907
Net interest income after credit loss expense (benefit)	92,088	50,642	182,953	92,844
Gain on sale of subsidiary or division	—	9,758	—	9,758
Other noninterest income	13,896	10,271	28,187	17,748
Noninterest income	13,896	20,029	28,187	27,506
Noninterest expense	70,798	52,726	131,690	107,479
Net income (loss) before income taxes	35,186	17,945	79,450	12,871
Income tax expense (benefit)	7,204	4,505	17,545	3,881
Net income (loss)	$27,982	$13,440	$61,905	$8,990
Dividends on preferred stock	(802)	—	(1,603)	—
Net income available (loss) to common stockholders	$27,180	$13,440	$60,302	$8,990

Per Share Data:
Basic earnings (loss) per common share	$1.10	$0.56	$2.44	$0.37
Diluted earnings (loss) per common share	$1.08	$0.56	$2.39	$0.37
Weighted average shares outstanding - basic	24,724,128	23,987,049	24,699,754	24,150,689
Weighted average shares outstanding - diluted	25,209,007	24,074,442	25,193,041	24,294,507

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$1.17	$0.25	$2.48	$0.07
Adjusted weighted average shares outstanding - diluted	25,209,007	24,074,442	25,193	24,295

Performance ratios - Annualized:
Return on average assets	1.84%	0.99%	2.06%	0.35%
Return on average total equity	14.27%	8.86%	16.28%	2.92%
Return on average common equity	14.70%	8.94%	16.85%	2.94%
Return on average tangible common equity (1)	20.92%	12.96%	23.52%	4.23%
Yield on loans(2)	7.77%	6.52%	7.51%	6.85%
Cost of interest bearing deposits	0.31%	1.08%	0.36%	1.21%
Cost of total deposits	0.20%	0.79%	0.24%	0.92%
Cost of total funds	0.34%	0.85%	0.38%	1.03%
Net interest margin(2)	6.47%	5.11%	6.27%	5.36%
Efficiency ratio	67.96%	62.56%	65.36%	69.68%
Adjusted efficiency ratio (1)	65.09%	70.75%	63.87%	74.38%
Net noninterest expense to average assets	3.75%	2.40%	3.45%	3.09%
Adjusted net noninterest expense to average assets (1)	3.55%	3.11%	3.35%	3.47%

(Dollars in thousands, except per share amounts)	June 30, 2021	December 31, 2020
Balance Sheet Data:
Total assets	$6,015,877	$5,935,791
Cash and cash equivalents	444,439	314,393
Investment securities	205,139	236,055
Loans held for investment, net	4,785,521	4,901,037
Total liabilities	5,223,489	5,209,010
Noninterest bearing deposits	1,803,552	1,352,785
Interest bearing deposits	2,921,898	3,363,815
FHLB advances	130,000	105,000
Paycheck Protection Program Liquidity Facility	139,673	191,860
Subordinated notes	87,620	87,509
Junior subordinated debentures	40,333	40,072
Total stockholders’ equity	792,388	726,781
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	747,388	681,781

Per Share Data:
Book value per share	$29.76	$27.42
Tangible book value per share (1)	$18.35	$19.78
Shares outstanding end of period	25,109,703	24,868,218

Asset Quality ratios(3):
Past due to total loans	2.28%	3.22%
Nonperforming loans to total loans	1.06%	1.16%
Nonperforming assets to total assets	0.97%	1.15%
ACL to nonperforming loans	88.92%	164.98%
ACL to total loans	0.95%	1.92%
Net charge-offs to average loans(4)	0.86%	0.10%

Capital ratios:
Tier 1 capital to average assets	9.73%	10.80%
Tier 1 capital to risk-weighted assets	10.33%	10.60%
Common equity Tier 1 capital to risk-weighted assets	8.74%	9.05%
Total capital to risk-weighted assets	12.65%	13.03%
Total stockholders' equity to total assets	13.17%	12.24%
Tangible common stockholders' equity ratio (1)	8.04%	8.56%
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
•"Tangible common stockholders' equity" is defined as common stockholders' equity less goodwill and other intangible assets.
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Loan discount accretion	$2,161	$2,139	$5,662	$4,273
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the six months ended June 30, 2021 and the year ended December 31, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net income available to common stockholders	$27,180	$13,440	$60,302	$8,990
Transaction costs	2,992	—	2,992	—
Gain on sale of subsidiary or division	—	(9,758)	—	(9,758)
Tax effect of adjustments	(715)	2,451	(715)	2,451
Adjusted net income available to common stockholders	$29,457	$6,133	$62,579	$1,683
Weighted average shares outstanding - diluted	25,209,007	24,074,442	25,193,041	24,294,507
Adjusted diluted earnings per common share	$1.17	$0.25	$2.48	$0.07

Average total stockholders' equity	$786,404	$610,258	$766,736	$618,808
Average preferred stock liquidation preference	(45,000)	(5,934)	(45,000)	(2,967)
Average total common stockholders' equity	741,404	604,324	721,736	615,841
Average goodwill and other intangibles	220,310	187,255	204,732	188,307
Average tangible common equity	$521,094	$417,069	$517,004	$427,534

Net income available to common stockholders	$27,180	$13,440	$60,302	$8,990
Average tangible common equity	521,094	417,069	517,004	427,534
Return on average tangible common equity	20.92%	12.96%	23.52%	4.23%

Adjusted efficiency ratio:
Net interest income	$90,282	$64,251	$173,302	$126,751
Noninterest income	13,896	20,029	28,187	27,506
Operating revenue	104,178	84,280	201,489	154,257
Gain on sale of subsidiary or division	—	(9,758)	—	(9,758)
Adjusted operating revenue	$104,178	$74,522	$201,489	$144,499
Total noninterest expense	$70,798	$52,726	$131,690	$107,479
Transaction costs	(2,992)	—	(2,992)	—
Adjusted noninterest expense	$67,806	$52,726	$128,698	$107,479
Adjusted efficiency ratio	65.09%	70.75%	63.87%	74.38%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$70,798	$52,726	$131,690	$107,479
Transaction costs	(2,992)	—	(2,992)	—
Adjusted noninterest expense	67,806	52,726	128,698	107,479
Total noninterest income	13,896	20,029	28,187	27,506
Gain on sale of subsidiary or division	—	(9,758)	—	(9,758)
Adjusted noninterest income	13,896	10,271	28,187	17,748
Adjusted net noninterest expenses	$53,910	$42,455	$100,511	$89,731
Average total assets	6,093,805	5,487,072	6,053,826	5,196,815
Adjusted net noninterest expense to average assets ratio	3.55%	3.11%	3.35%	3.47%

(Dollars in thousands, except per share amounts)	June 30, 2021	December 31, 2020
Total stockholders' equity	$792,388	$726,781
Preferred stock	(45,000)	(45,000)
Total common stockholders' equity	747,388	681,781
Goodwill and other intangibles	(286,567)	(189,922)
Tangible common stockholders' equity	$460,821	$491,859
Common shares outstanding	25,109,703	24,868,218
Tangible book value per share	$18.35	$19.78

Total assets at end of period	$6,015,877	$5,935,791
Goodwill and other intangibles	(286,567)	(189,922)
Tangible assets at period end	$5,729,310	$5,745,869
Tangible common stockholders' equity ratio	8.04%	8.56%
Results of Operations
Three months ended June 30, 2021 compared with three months ended June 30, 2020.
Net Income
We earned net income of $28.0 million for the three months ended June 30, 2021 compared to net income of $13.4 million for the three months ended June 30, 2020, an increase of $14.6 million.
The results for the three months ended June 30, 2021 were impacted by $3.0 million of transaction costs associated with the HubTran acquisition reported as noninterest expense. The results for the three months ended June 30, 2020 were impacted by the gain on sale of TPF of $9.8 million reported as noninterest income. Excluding the transaction costs and gain on sale, net of taxes, we earned adjusted net income to common stock holders of $29.5 million for the three months ended June 30, 2021 compared to $6.1 million for the three months ended June 30, 2020, an increase of $23.4 million. The adjusted increase was primarily the result of a $26.0 million increase in net interest income, a $15.4 million decrease in credit loss expense, and a $3.7 million increase in adjusted noninterest income offset by a $15.1 million increase in adjusted noninterest expense, a $5.8 million increase in adjusted income tax expense, and a $0.8 million increase in dividends on preferred stock.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	572,485	158	0.11%	262,615	79	0.12%
Taxable securities	165,786	967	2.34%	303,519	2,400	3.18%
Tax-exempt securities	33,451	220	2.64%	43,796	276	2.53%
FHLB and other restricted stock	9,518	27	1.14%	36,375	148	1.64%
Loans (1)	4,814,050	93,316	7.77%	4,409,675	71,495	6.52%
Total interest earning assets	5,595,290	94,688	6.79%	5,055,980	74,398	5.92%
Noninterest earning assets:
Cash and cash equivalents	78,132			58,993
Other noninterest earning assets	420,383			372,099
Total assets	6,093,805			5,487,072
Interest bearing liabilities:
Deposits:
Interest bearing demand	757,529	469	0.25%	630,023	287	0.18%
Individual retirement accounts	88,142	143	0.65%	100,211	359	1.44%
Money market	398,290	216	0.22%	398,276	363	0.37%
Savings	468,517	178	0.15%	382,521	144	0.15%
Certificates of deposit	664,478	1,157	0.70%	1,008,644	5,055	2.02%
Brokered time deposits	138,102	51	0.15%	301,262	1,374	1.83%
Other brokered deposits	685,397	256	0.15%	4,670	2	0.17%
Total interest bearing deposits	3,200,455	2,470	0.31%	2,825,607	7,584	1.08%
Federal Home Loan Bank advances	39,341	22	0.22%	678,225	572	0.34%
Subordinated notes	87,590	1,350	6.18%	87,368	1,321	6.08%
Junior subordinated debentures	40,251	446	4.44%	39,745	554	5.61%
Other borrowings	138,649	118	0.34%	137,045	116	0.34%
Total interest bearing liabilities	3,506,286	4,406	0.50%	3,767,990	10,147	1.08%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,749,858			1,038,979
Other liabilities	51,257			69,845
Total equity	786,404			610,258
Total liabilities and equity	6,093,805			5,487,072
Net interest income		90,282			64,251
Interest spread (2)			6.29%			4.84%
Net interest margin (3)			6.47%			5.11%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020
Average Banking loans	$3,516,747	$3,846,994
Average Factoring receivables	1,195,209	534,943
Average Payments receivables	102,094	27,738
Average total loans	$4,814,050	$4,409,675
Banking yield	5.25%	5.27%
Factoring yield	14.99%	15.34%
Payments Yield	10.51%	10.03%
Total loan yield	7.77%	6.52%
We earned net interest income of $90.3 million for the three months ended June 30, 2021 compared to $64.3 million for the three months ended June 30, 2020, an increase of $26.0 million, or 40.4%, primarily driven by the following factors.
Interest income increased $20.3 million, or 27.3%, reflecting an increase in average interest earning assets of $0.539 billion, or 10.7%, and an increase in average total loans of $0.404 billion, or 9.2%. The average balance of our higher yielding Factoring factored receivables increased $0.660 billion, or 123.4%, driving the majority of the increase in interest income along with a slight increase in average Payments factored receivables. This was partially offset by a decrease in average Banking loans of $0.330 billion, or 8.6%. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $789.0 million for the three months ended June 30, 2021 compared to $716.3 million for the three months ended June 30, 2020. Further, included in our Banking loans were PPP loans with a carrying amounts of $135.3 million and $219.1 million at June 30, 2021 and June 30, 2020, respectively. PPP loans carry a coupon rate of 1% which has a meaningful downward impact on our loan yield. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit. We recognized discount accretion on purchased loans of $2.2 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively.
Interest expense decreased $5.7 million, or 56.6%, consistent with a decrease in average interest-bearing liabilities; however, average total interest bearing deposits increased $374.8 million, or 13.3%. Average noninterest bearing demand deposits grew $710.9 million. The decrease in interest expense was the result of lower average rates discussed below.
Net interest margin increased to 6.47% for the three months ended June 30, 2021 from 5.11% for the three months ended June 30, 2020, an increase of 136 basis points or 26.6%.
The increase in our net interest margin was impacted by an increase in our yield on interest earning assets of 87 basis points to 6.79% for the three months ended June 30, 2021. This increase was primarily driven by higher yields on loans which increased 125 basis points to 7.77% for the same period. While Factoring yield decreased slightly period over period, its average factored receivables as a percentage of the total loan portfolio increased significantly having a meaningful upward impact on total loan yield. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 91% at June 30, 2021 compared to 85% at June 30, 2020. Banking and Payments yields were relatively flat period over period and non-loan yields had little impact on our yield on interest earning assets.
The increase in our net interest margin was also impacted by a decrease in our average cost of interest bearing liabilities of 58 basis points. This decrease in average cost was caused by lower interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	June 30, 2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$(7)	$86	$79
Taxable securities	(630)	(803)	(1,433)
Tax-exempt securities	12	(68)	(56)
FHLB and other restricted stock	(45)	(76)	(121)
Loans	13,983	7,838	21,821
Total interest income	13,313	6,977	20,290
Interest bearing liabilities:
Interest bearing demand	103	79	182
Individual retirement accounts	(196)	(20)	(216)
Money market	(147)	—	(147)
Savings	1	33	34
Certificates of deposit	(3,299)	(599)	(3,898)
Brokered time deposits	(1,263)	(60)	(1,323)
Other brokered deposits	—	254	254
Total interest bearing deposits	(4,801)	(313)	(5,114)
Federal Home Loan Bank advances	(193)	(357)	(550)
Subordinated notes	26	3	29
Junior subordinated debentures	(114)	6	(108)
Other borrowings	1	1	2
Total interest expense	(5,081)	(660)	(5,741)
Change in net interest income	$18,394	$7,637	$26,031
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
The following table presents the major categories of credit loss expense:

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Credit loss expense (benefit) on loans	$(1,967)	$10,969	$(12,936)	(117.9)%
Credit loss expense (benefit) on off balance sheet credit exposures	293	911	(618)	(67.8)%
Credit loss expense (benefit) on held to maturity securities	(132)	1,729	(1,861)	(107.6)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$(1,806)	$13,609	$(15,415)	(113.3)%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At June 30, 2021 and March 31, 2021, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended June 30, 2021. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2021 and March 31, 2020, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2021 and March 31, 2021, the Company carried $7.4 million and $7.7 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $1.7 million at June 30, 2021 and $1.9 million at March 31, 2021 and we recognized a benefit to credit loss expense of $0.1 million for the three months ended June 30, 2021. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2021. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
At March 31, 2020, and June 30, 2020, the Company carried $8.3 million and $8.1 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $0.1 million at March 31, 2020. During the three months ended June 30, 2020, pandemic-related downgrades and default activity caused overcollateralization triggers to be tripped on two of the three CLO investments which had a material impact on expected cash flows used to calculate the ACL. The ACL on these balances was $1.9 million at June 30, 2020 resulting in $1.7 million of credit loss expense recognized during the three months ended June 30, 2020.
Our ACL on loans was $45.7 million as of June 30, 2021, compared to $95.7 million as of December 31, 2020, representing an ACL to total loans ratio of 0.95% and 1.92% respectively.
Our credit loss expense on loans decreased $12.9 million, or 117.9%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
The decreased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at June 30, 2021 which resulted in a benefit to credit loss expense of $1.8 million for the three months ended June 30, 2021. During the three months ended June 30, 2020 the Company forecasted deterioration in the loss factors driven by the projected economic impact of COVID-19 which resulted in credit loss expense of $12.2 million. See further discussion in the allowance for credit loss section below.
The decrease in credit loss expense was further driven by net new specific reserves on non-PCD assets. We recorded net new specific reserves of $0.7 million during the three months ended June 30, 2021 compared to net new specific reserves of $1.8 million during the three months ended June 30, 2020. Net charge-offs were $0.4 million for the three months ended June 30, 2021 and approximately $0.5 million of the $0.7 million of gross charge-offs had been reserved in a prior period. Net charge-offs were $1.1 million for the three months ended June 30, 2020 and approximately $0.1 million of that balance had been reserved in a prior period.
Changes in loan volume and mix partially offset the decrease in credit loss expense period over period. Changes in volume and mix resulted in a benefit to credit loss expense of $0.7 million during the three months ended June 30, 2021 compared to a benefit of $4.0 million during the three months ended June 30, 2020.
The Over-Formula Advances classified as factored receivables and deemed to be purchased credit deteriorated ("PCD") from Covenant did not have an impact on credit loss expense during the three months ended June 30, 2021. During the period, there were no material changes in the underlying credit quality of the remaining two Over-Formula Advance clients. As such, there were no charge-offs related to these balances and no adjustments were made to the corresponding ACL balances that would impact credit loss expense. At quarter end, our entire remaining over formula advance position was down from $62.1 million at December 31, 2020 to $10.1 million at June 30, 2021 and that $10.1 million balance at June 30, 2021 was fully reserved.
Credit loss expense for off balance sheet credit exposures decreased $0.6 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed as well as decreased outstanding commitments to fund period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Service charges on deposits	$1,857	$573	$1,284	224.1%
Card income	2,225	1,941	284	14.6%
Net OREO gains (losses) and valuation adjustments	(287)	(101)	(186)	(184.2)%
Net gains (losses) on sale or call of securities	1	63	(62)	(98.4)%
Fee income	4,470	1,304	3,166	242.8%
Insurance commissions	1,272	864	408	47.2%
Gain on sale of subsidiary or division	—	9,758	(9,758)	(100.0)%
Other	4,358	5,627	(1,269)	(22.6)%
Total noninterest income	$13,896	$20,029	$(6,133)	(30.6)%
Noninterest income decreased $6.1 million, or 30.6%. Noninterest income for the three months ended June 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, we earned adjusted noninterest income of $10.2 million for the three months ended June 30, 2020, resulting in an adjusted increase in noninterest income of $3.7 million, or 36.3%, period over period. Changes in selected components of noninterest income in the above table are discussed below.
•Service charges on deposits. Service charges on deposits increased $1.3 million. In keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees were temporary and expired on June 1, 2020.
•Fee income. Fee income increased $3.2 million due to a combined $1.2 million of early termination fees charged to two customers during the three months ended June 30, 2021. We also recognized $1.0 million in Payments fees related to one month of acquired HubTran operations during the same period. There were no other significant changes within the components of fee income.
•Insurance commissions. Insurance commissions increased $0.4 million due to higher policy volumes processed by Triumph Insurance Group.
•Other. Other noninterest income decreased $1.3 million primarily due to the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the three months ended June 30, 2020. This revenue was recognized at the time of closing as all required services had been completed and did not repeat during the three months ended June 30, 2021. The decrease in other noninterest income was also driven by a $1.3 million gain on sale of liquid credit and mortgage loans during the three months ended June 30, 2020 compared to a $1.0 million gain on sale of liquid credit and mortgage loans during the three months ended June 30, 2021. These decreases were partially offset by a $1.5 million recovery during the three months ended June 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. There were no other significant changes within the components of other noninterest income.

Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$41,658	$30,804	$10,854	35.2%
Occupancy, furniture and equipment	6,112	4,964	1,148	23.1%
FDIC insurance and other regulatory assessments	500	495	5	1.0%
Professional fees	5,052	1,651	3,401	206.0%
Amortization of intangible assets	2,428	2,046	382	18.7%
Advertising and promotion	1,241	1,151	90	7.8%
Communications and technology	6,028	5,444	584	10.7%
Travel and entertainment	960	196	764	389.8%
Other	6,819	5,975	844	14.1%
Total noninterest expense	$70,798	$52,726	$18,072	34.3%
Noninterest expense increased $18.1 million, or 34.3%. Noninterest expense for the three months ended June 30, 2021 was impacted by $3.0 million of transaction costs associated with the HubTran acquisition. Excluding the HubTran acquisition costs, we incurred adjusted noninterest expense of $67.8 million for the three months ended June 30, 2021, resulting in an adjusted increase in noninterest expense of $15.1 million, or 28.7%, period over period. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $10.9 million, or 35.2%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce increased period over period in part due to the acquisition of HubTran as well as organic growth within the Company. Our average full-time equivalent employees were 1,190.5 and 1,131.0 for the three months ended June 30, 2021 and 2020, respectively. Given improved 2021 performance compared to 2020, our bonus expense increased $1.9 million period over period. Further, sales commissions, primarily related to our operations at Triumph Business Capital and TriumphPay, increased $1.7 million and compensation paid to temporary contract labor increased $0.8 million period over period. Additionally, stock based compensation expense increased $2.4 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.1 million, or 23.1%, primarily due to growth in our operations period over period.
•Professional Fees. Professional fees increased $3.4 million, or 206.0%, primarily due to $3.0 million of transaction costs associated with the HubTran acquisition.
•Communication and Technology. Communication and technology increased $0.6 million, or 10.7%, primarily as a result as a result of increased spending on IT consulting to develop efficiency in our operations and improve the functionality of the TriumphPay platform period over period.
•Travel and Entertainment. Travel and entertainment expense increased $0.8 million, or 389.8%, primarily due the impact of the COVID-19 pandemic on such activities during the prior year.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $0.8 million, or 14.1%. There were no significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense increased $2.7 million, from $4.5 million for the three months ended June 30, 2020 to $7.2 million for the three months ended June 30, 2021. The effective tax rate was 20% for the three months ended June 30, 2021, compared to 25% for the three months ended June 30, 2020. The current period effective tax rate was impacted by restricted stock and stock option activity as well as amended return benefit.
Operating Segment Results
Our reportable segments are Banking, Factoring, Payments, and Corporate, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The Payments segment includes the operations of the TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to shipper, freight broker, and factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering freight brokers the ability to settle their invoices with us on an extended term following our payment to their carriers as an additional liquidity option for such freight brokers.
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2020 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments based on Federal Home Loan Bank advance rates. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned accordingly. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended June 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$47,356	$44,653	$2,675	$4	$94,688
Intersegment interest allocations	2,723	(2,584)	(139)	—	—
Total interest expense	2,610	—	—	1,796	4,406
Net interest income (expense)	47,469	42,069	2,536	(1,792)	90,282
Credit loss expense (benefit)	(4,335)	2,444	218	(133)	(1,806)
Net interest income after credit loss expense	51,804	39,625	2,318	(1,659)	92,088
Noninterest income	10,018	2,742	1,083	53	13,896
Noninterest expense	41,860	17,174	10,842	922	70,798
Operating income (loss)	$19,962	$25,193	$(7,441)	$(2,528)	$35,186

(Dollars in thousands)
Three Months Ended June 30, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$53,311	$20,387	$692	$8	$74,398
Intersegment interest allocations	2,575	(2,487)	(88)	—	—
Total interest expense	8,272	—	—	1,875	10,147
Net interest income (expense)	47,614	17,900	604	(1,867)	64,251
Credit loss expense (benefit)	11,916	(160)	124	1,729	13,609
Net interest income after credit loss expense	35,698	18,060	480	(3,596)	50,642
Gain on sale of subsidiary or division	9,758	—	—	—	9,758
Other noninterest income	8,804	1,072	12	383	10,271
Noninterest expense	36,467	11,967	3,315	977	52,726
Operating income (loss)	$17,793	$7,165	$(2,823)	$(4,190)	$17,945

(Dollars in thousands)
June 30, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,712,986	$1,357,395	$219,918	$930,446	$(2,204,868)	$6,015,877
Gross loans	$4,498,536	$1,284,314	$113,985	$700	$(1,066,320)	$4,831,215

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,791,537	$1,121,704	$115,836	$861,967	$(1,955,253)	$5,935,791
Gross loans	$4,788,093	$1,036,548	$84,222	$800	$(912,887)	$4,996,776
Banking

(Dollars in thousands)	Three Months Ended June 30,
Banking	2021	2020	$ Change	% Change
Total interest income	$47,356	$53,311	$(5,955)	(11.2)%
Intersegment interest allocations	2,723	2,575	148	5.7%
Total interest expense	2,610	8,272	(5,662)	(68.4)%
Net interest income (expense)	47,469	47,614	(145)	(0.3)%
Credit loss expense (benefit)	(4,335)	11,916	(16,251)	(136.4)%
Net interest income after credit loss expense	51,804	35,698	16,106	45.1%
Gain on sale of subsidiary or division	—	9,758	(9,758)	(100.0)%
Other noninterest income	10,018	8,804	1,214	13.8%
Noninterest expense	41,860	36,467	5,393	14.8%
Operating income (loss)	$19,962	$17,793	$2,169	12.2%
Our Banking segment’s operating income increased $2.2 million, or 12.2%. Our Banking segment’s operating income for the three months ended June 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, our Banking segment’s adjusted operating income was $8.0 million for the three months ended June 30, 2020, resulting in an adjusted increase in operating income of $12.0 million, or 150.0%, period over period.
Total interest income decreased $6.0 million, or 11.2%, at our Banking segment primarily as a result of decreases in the majority of the balances of our interest earning assets, primarily loans. Average loans in our Banking segment, excluding intersegment loans, decreased 8.6% from $3.847 billion for the three months ended June 30, 2020 to $3.517 billion for the three months ended June 30, 2021. The decrease in interest income was also driven by a slight decrease in yields on interest earning assets.
Interest expense decreased consistent with a decrease in average interest-bearing liabilities; however, average total interest bearing deposits increased period over period. This decrease was primarily caused by lower interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was a benefit to credit loss expense of $4.6 million for the three months ended June 30, 2021 compared to credit loss expense of $11.0 million for the three months ended June 30, 2020. The decreased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at our Banking segment as of June 30, 2021 which resulted in a benefit to credit loss expense of $1.7 million for the three months ended June 30, 2021. During the three months ended June 30, 2020 the Company forecasted deterioration in the loss factors driven by the projected economic impact of COVID-19 which resulted in credit loss expense of $12.2 million at our Banking segment. The decrease in credit loss expense was further driven by the impact of specific reserve releases on our Banking segment loans. These releases created a $0.8 million benefit to credit loss expense for the three months ended June 30, 2021 compared to $2.0 million of credit loss expense on net new specific reserves during the three months ended June 30, 2020. We experienced a net recovery at our Banking segment of $0.2 million during the three months ended June 30, 2021 compared to net charge-offs of $0.2 million during the same period a year ago. Changes in loan volume and mix at our Banking segment partially offset the decreased credit loss expense as these factors created a $1.9 million benefit to credit loss expense during the three months ended June 30, 2021 compared to a $3.5 million benefit during the same period of the prior year.
Credit loss expense for off balance sheet credit exposures decreased $0.6 million from $0.9 million for the three months ended June 30, 2020 to $0.3 million for the three months ended June 30, 2021. This is primarily due to the changes in the assumptions used to project the loss rates previously discussed as well as decreased outstanding commitments to fund period over period.

Noninterest income at our Banking segment increased due to a $1.3 million increase in service charges on deposits. In keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees were temporary and expired on June 1, 2020. Additionally, insurance commissions at our Banking segment increased $0.4 million due to higher policy volumes processed by Triumph Insurance group. Further, the Banking segment recognized a $1.5 million recovery during the three months ended June 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. These increases were offset by the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the three months ended June 30, 2020 and did not repeat during the three months ended June 30, 2021. There were no other significant changes within the components of other noninterest income.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Banking segment were insignificant period over period.
Factoring

(Dollars in thousands)	Three Months Ended June 30,
Factoring	2021	2020	$ Change	% Change
Total interest income	$44,653	$20,387	$24,266	119.0%
Intersegment interest allocations	(2,584)	(2,487)	(97)	(3.9)%
Total interest expense	—	—	—	—
Net interest income (expense)	42,069	17,900	24,169	135.0%
Credit loss expense (benefit)	2,444	(160)	2,604	1,627.5%
Net interest income (expense) after credit loss expense	39,625	18,060	21,565	119.4%
Noninterest income	2,742	1,072	1,670	155.8%
Noninterest expense	17,174	11,967	5,207	43.5%
Operating income (loss)	$25,193	$7,165	$18,028	251.6%

	Three Months Ended June 30,
	2021	2020
Factored receivable period end balance	$1,284,314,000	$531,933,000
Yield on average receivable balance	14.99%	15.34%
Current quarter charge-off rate	0.04%	0.16%
Factored receivables - transportation concentration	91%	85%

Interest income, including fees	$44,653,000	$20,387,000
Non-interest income(1)	2,742,000	1,072,000
Factored receivable total revenue	47,395,000	21,459,000
Average net funds employed	1,072,405,000	477,112,000
Yield on average net funds employed	17.73%	18.09%

Accounts receivable purchased	$3,068,262,000	$1,238,465,000
Number of invoices purchased	1,401,695	812,902
Average invoice size	$2,189	$1,524
Average invoice size - transportation	$2,090	$1,378
Average invoice size - non-transportation	$4,701	$4,486
Our Factoring segment’s operating income increased $18.0 million, or 251.6%.
Our average invoice size increased 43.6% from $1,524 for the three months ended June 30, 2020 to $2,189 for the three months ended June 30, 2021, and the number of invoices purchased increased 72.4% period over period.
Overall average net funds employed (“NFE”) increased 124.8% during the three months ended June 30, 2021 compared to the same period in 2020. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size. Those, in turn, resulted from historically high freight volume in a reduced capacity market. See further discussion under the Recent Developments: COVID-19 and the CARES Act section. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets and competitive pricing pressure; however, those negative factors were somewhat mitigated by increased concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was up 6% period over period from 85% at June 30, 2020 to 91% at June 30, 2021.
The increase in credit loss expense was primarily due net new specific reserves and changes in the volume of the underlying factored receivable portfolio. During the three months ended June 30, 2021, net new specific reserves at our Factoring segment increased $1.5 million compared to a release of specific reserves of $0.2 million during the same period a year ago. Growth in the underlying factored receivable portfolio at our Factoring segment resulted in $1.1 million of credit loss expense during the three months ended June 30, 2021. During the three months ended June 30, 2020, the factored receivable portfolio contracted resulting in a benefit to credit loss expense of $0.6 million. Net charge-offs at our Factoring segment were $0.5 million during the three months ended June 30, 2021 and the entire charge-off amount during that period was reserved in a prior period. This compares to net charge-offs of $0.8 million during the three months ended June 30, 2020 of which, $0.1 million were reserved in a prior period. Changes in loss assumptions did not have a meaningful impact on credit loss expense during the three months ended June 30, 2021 or 2020.
The increase in noninterest income at our Factoring segment was primarily driven by the aforementioned $1.2 million early termination fees recognized during the three months ended June 30, 2021. There were no other significant changes within the components of other noninterest income at our Factoring segment.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Factoring segment were insignificant period over period.

Payments

(Dollars in thousands)	Three Months Ended June 30,
Payments	2021	2020	$ Change	% Change
Total interest income	$2,675	$692	$1,983	286.6%
Intersegment interest allocations	(139)	(88)	(51)	(58.0)%
Total interest expense	—	—	—	—%
Net interest income (expense)	2,536	604	1,932	319.9%
Credit loss expense (benefit)	218	124	94	75.8%
Net interest income after credit loss expense	2,318	480	1,838	382.9%
Noninterest income	1,083	12	1,071	8925.0%
Noninterest expense	10,842	3,315	7,527	227.1%
Operating income (loss)	$(7,441)	$(2,823)	$(4,618)	(163.6)%

	Three Months Ended June 30,
	2021	2020
Factored receivable period end balance	$113,985,000	$29,643,000

Interest income	$2,675,000	$692,000
Noninterest income	1,083,000	12,000
Total revenue	$3,758,000	$704,000

Operating income (loss)	$(7,441,000)	$(2,823,000)
Interest expense	139,000	88,000
Depreciation and software amortization expense	68,000	63,000
Intangible amortization expense	497,000	—
Earnings (losses) before interest, taxes, depreciation, and amortization	$(6,737,000)	$(2,672,000)
Transaction costs	$2,992,000	$—
Adjusted earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(3,745,000)	$(2,672,000)

Number of invoices processed	3,165,119	767,180
Amount of payments processed	$3,426,808,000	$667,354,000
(1)Adjusted earnings (losses) before interest, taxes, depreciation, and amortization excludes material gains and expenses related to merger and acquisition-related activities and is a non-GAAP financial measure used to provide meaningful supplemental information regarding the segment's operational performance and to enhance investors' overall understanding of such financial performance by removing the volatility associated with certain acquisition-related items that are unrelated to our core business.
Our Payments segment's operating loss increased $4.6 million, or 163.6%.
The number of invoices processed by our Payments segment increased 312.6% from 767,180 for the three months ended June 30, 2020 to 3,165,119 for the three months ended June 30, 2021, and the amount of payments processed increased 413.5% from $667.4 million for the three months ended June 30, 2020 to $3.427 billion for the three months ended June 30, 2021.
Interest income increased due to increased factoring activity at our Payments segment slightly offset by decreased yields period over period. Noninterest income increased almost entirely due to $1.0 million in Payments fees related to one month of acquired HubTran operations during the three months ended June 30, 2021.
Noninterest expense increased primarily due to $3.0 million of transaction costs related to the acquisition of HubTran and an increase in salaries and employee benefits expense driven by merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Payments segment were insignificant period over period.

The acquisition of HubTran during the three months ended June 30, 2021 allows TriumphPay to create a fully integrated payments network for trucking; servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that will lead to meaningful amounts of amortization going forward.
Corporate

(Dollars in thousands)	Three Months Ended June 30,
Corporate	2021	2020	$ Change	% Change
Total interest income	$4	$8	$(4)	(50.0)%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,796	1,875	(79)	(4.2)%
Net interest income (expense)	(1,792)	(1,867)	75	4.0%
Credit loss expense (benefit)	(133)	1,729	(1,862)	(107.7)%
Net interest income (expense) after credit loss expense	(1,659)	(3,596)	1,937	53.9%
Other noninterest income	53	383	(330)	(86.2)%
Noninterest expense	922	977	(55)	(5.6)%
Operating income (loss)	$(2,528)	$(4,190)	$1,662	39.7%
The Corporate segment reported an operating loss of $2.5 million for the three months ended June 30, 2021 compared to an operating loss of $4.2 million for the three months ended June 30, 2020. This was primarily due to decreased credit loss expense on our HTM CLOs previously discussed in the Credit Loss Expense section. There were no other significant fluctuations in accounts in our Corporate segment period over period.
Results of Operations
Six months ended June 30, 2021 compared with six months ended June 30, 2020
Net Income
We earned net income of $61.9 million for the six months ended June 30, 2021 compared to $9.0 million for the six months ended June 30, 2020, an increase of $52.9 million.

The results for the six months ended June 30, 2021 were impacted by $3.0 million of transaction costs associated with the HubTran acquisition reported as noninterest expense. The results for the six months ended June 30, 2020 were impacted by the gain on sale of TPF of $9.8 million reported as noninterest income. Excluding the transaction costs and gain on sale, net of taxes, we earned adjusted net income to common stock holders of $62.6 million for the six months ended June 30, 2021 compared to $1.7 million for the six months ended June 30, 2020, an increase of $60.9 million. The adjusted increase was primarily the result of a $46.6 million increase in net interest income, a $43.6 million decrease in credit loss expense, and a $10.5 million increase in adjusted noninterest income offset by a $21.2 million increase in adjusted noninterest expense, a $17.0 million increase in adjusted income tax expense, and a $1.6 million increase in dividends on preferred stock.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	$525,641	$284	0.11%	$201,869	$567	0.56%
Taxable securities	177,531	2,395	2.72%	266,257	4,355	3.27%
Tax-exempt securities	34,081	442	2.62%	34,860	428	2.47%
FHLB and other restricted stock	8,163	103	2.54%	28,736	352	2.46%
Loans (1)	4,831,068	179,817	7.51%	4,227,758	144,110	6.85%
Total interest earning assets	5,576,484	183,041	6.62%	4,759,480	149,812	6.33%
Noninterest earning assets:
Cash and cash equivalents	84,491			59,988
Other noninterest earning assets	392,851			377,347
Total assets	$6,053,826			$5,196,815
Interest bearing liabilities:
Deposits:
Interest bearing demand	$729,798	$853	0.24%	$608,347	$631	0.21%
Individual retirement accounts	89,600	329	0.74%	101,781	761	1.50%
Money market	398,153	445	0.23%	420,046	1,393	0.67%
Savings	457,481	345	0.15%	373,204	267	0.14%
Certificates of deposit	714,583	3,112	0.88%	1,038,333	11,063	2.14%
Brokered time deposits	152,910	230	0.30%	323,054	3,144	1.96%
Other brokered deposits	743,878	528	0.14%	2,335	2	0.17%
Total interest bearing deposits	3,286,403	5,842	0.36%	2,867,100	17,261	1.21%
Federal Home Loan Bank advances	37,597	45	0.24%	518,755	1,815	0.70%
Subordinated notes	87,561	2,699	6.22%	87,345	2,668	6.14%
Junior subordinated debentures	40,188	888	4.46%	39,677	1,200	6.08%
Other borrowings	155,184	265	0.34%	69,878	117	0.34%
Total interest bearing liabilities	3,606,933	9,739	0.54%	3,582,755	23,061	1.29%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,622,528			924,817
Other liabilities	57,629			70,435
Total equity	766,736			618,808
Total liabilities and equity	$6,053,826			$5,196,815
Net interest income		$173,302			$126,751
Interest spread (2)			6.08%			5.04%
Net interest margin (3)			6.27%			5.36%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Average Banking loans	$3,619,252	$3,638,461
Average Factoring receivables	1,122,492	569,393
Average Payments receivables	89,324	19,904
Average total loans	$4,831,068	$4,227,758
Banking yield	5.28%	5.46%
Factoring yield	14.46%	15.65%
Payments Yield	10.48%	10.90%
Total loan yield	7.51%	6.85%
We earned net interest income of $173.3 million for the six months ended June 30, 2021 compared to $126.8 million for the six months ended June 30, 2020, an increase of $46.5 million, or 36.7%, primarily driven by the following factors.
Interest income increased $33.2 million, or 22.2%, reflecting an increase in total average interest earning assets of $817.0 million, or 17.2%, and an increase in average total loans of $603.3 million, or 14.3%. The average balance of our higher yielding Factoring factored receivables increased $553.1 million, or 97.1%, driving the majority of the increase in interest income along with an increase in average Payments factored receivables. This was partially offset by a decrease in average Banking loans of $19.2 million, or 0.5%. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $855.0 million for the six months ended June 30, 2021 compared to $614.9 million for the six months ended June 30, 2020. Further, included in our Banking loans were PPP loans with a carrying amounts of $135.3 million and $219.1 million at June 30, 2021 and June 30, 2020, respectively. PPP loans carry a coupon rate of 1% which has a meaningful downward impact on our loan yield. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $5.7 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively.
Interest expense decreased $13.3 million, or 57.8%, in spite of growth in average interest bearing liabilities. More specifically, average total interest bearing deposits increased $419.3 million, or 14.6%. The decrease in interest expense was the result of lower average rates discussed below.
Net interest margin increased to 6.27% for the six months ended June 30, 2021 from 5.36% for the six months ended June 30, 2020, an increase of 91 basis points, or 17.0%.
Our net interest margin was impacted by an increase in yield on our interest earning assets of 29 basis points to 6.62% for the six months ended June 30, 2021. This increase was primarily driven by higher yields on loans which increased 66 basis points to 7.51% for the same period. While Factoring yield decreased slightly period over period, its average factored receivables as a percentage of the total loan portfolio increased significantly having a meaningful upward impact on total loan yield. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 91% at June 30, 2021 compared to 85% at June 30, 2020. The increase in our total loan yield was partially offset by Banking and Payments yields which were down 18 and 42 basis points, respectively period over period. Yields on our non-loan interest earning assets generally decreased period over period as well.
The increase in our net interest margin was also impacted by a decrease in our average cost of interest bearing liabilities of 75 basis points. This decrease was caused by lower interest rates paid on our interest bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Six Months Ended
	June 30, 2021 vs. 2020
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$(458)	$175	$(283)
Taxable securities	(763)	(1,197)	(1,960)
Tax-exempt securities	24	(10)	14
FHLB and other restricted stock	11	(260)	(249)
Loans	13,251	22,456	35,707
Total interest income	12,065	21,164	33,229
Interest bearing liabilities:
Interest bearing demand	80	142	222
Individual retirement accounts	(387)	(45)	(432)
Money market	(924)	(24)	(948)
Savings	14	64	78
Certificates of deposit	(6,541)	(1,410)	(7,951)
Brokered time deposits	(2,658)	(256)	(2,914)
Other brokered deposits	—	526	526
Total interest bearing deposits	(10,416)	(1,003)	(11,419)
Federal Home Loan Bank advances	(1,194)	(576)	(1,770)
Subordinated notes	24	7	31
Junior subordinated debentures	(323)	11	(312)
Other borrowings	2	146	148
Total interest expense	(11,907)	(1,415)	(13,322)
Change in net interest income	$23,972	$22,579	$46,551
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
The following table presents the major categories of credit loss expense:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Credit loss expense on loans	$(8,431)	$28,330	$(36,761)	(129.8)%
Credit loss expense on off balance sheet credit exposures	(921)	3,848	(4,769)	(123.9)%
Credit loss expense on held to maturity securities	(299)	1,729	(2,028)	(117.3)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$(9,651)	$33,907	$(43,558)	(128.5)%

Upon and subsequent to adoption of ASC 326, for available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2020 and June 30, 2021, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the six months ended June 30, 2021. The same was true for the same period in the prior year.
Upon and subsequent to adoption of ASC 326, the ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2021 and December 31, 2020, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2021 and December 31, 2020, the Company carried $7.4 million and $7.9 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $1.7 million at June 30, 2021 and $2.0 million at December 31, 2020 and we recognized a benefit to credit loss expense of $0.3 million during the six months ended June 30, 2021. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2021. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
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
Our ACL on loans was $45.7 million as of June 30, 2021, compared to $95.7 million as of December 31, 2020, representing an ACL to total loans ratio of 0.95% and 1.92% respectively.
Our credit loss expense on loans decreased $36.8 million, or 129.8%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
The Over-Formula Advances classified as factored receivables and deemed to be purchased credit deteriorated ("PCD") from Covenant had an impact on credit loss expense during the six months ended June 30, 2021. During that time, new adverse developments with the largest of the three Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41.3 million; however, this net charge-off had no impact on credit loss expense for the six months ended June 30, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $35.6 million of this charge-off by drawing on its secured line of credit. As of June 30, 2021 the balance of Covenant's credit facility was $8.6 million and is reflected on our Consolidated Balance Sheet as a performing equipment loan held for investment. Given separate developments with the other two Over-Formula Advance clients, we reserved an additional $2.9 million reflected in credit loss expense during the six months ended June 30, 2021. At quarter end, our entire remaining over formula advance position was down from $62.1 million at December 31, 2020 to $10.1 million at June 30, 2021 and that $10.1 million balance at June 30, 2021 was fully reserved. The $2.9 million increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4.7 million gain on the indemnification asset which was recorded through non-interest income during the six months ended June 30, 2021.
The decreased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at June 30, 2021 which resulted in a benefit to credit loss expense of $10.1 million for the six months ended June 30, 2021. During the six months ended June 30, 2020 the Company forecasted deterioration in the loss factors driven by the projected economic impact of COVID-19 which resulted in credit loss expense of $22.7 million. See further discussion in the allowance for credit loss section below.
The decrease in credit loss expense was further driven by changes in net new specific reserves. Including the aforementioned $2.9 million additional specific reserve on PCD assets, we recorded net new specific reserves of $2.5 million during the six months ended June 30, 2021 compared to net new specific reserves of $4.8 million during the six months ended June 30, 2020. Including the aforementioned PCD charge-off, net charge-offs were $41.6 million for the six months ended June 30, 2021 and approximately $41.9 million of the $42.6 million of gross charge-offs had been reserved in a prior period. Net charge-offs were $2.6 million for the six months ended June 30, 2020 and approximately $0.8 million of that balance had been reserved in a prior period.

Changes in loan volume and mix partially offset the decrease in credit loss expense period over period. Changes in volume and mix resulted in a benefit to credit loss expense of $0.5 million during the six months ended June 30, 2021 compared to a benefit of $1.1 million during the six months ended June 30, 2020.
Credit loss expense for off balance sheet credit exposures decreased $4.8 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed as well as decreased outstanding commitments to fund period over period.
Noninterest Income
The following table presents our major categories of noninterest income:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Service charges on deposits	$3,644	$2,161	$1,483	68.6%
Card income	4,197	3,741	456	12.2%
Net OREO gains (losses) and valuation adjustments	(367)	(358)	(9)	(2.5%)
Net gains (losses) on sale or call of securities	1	101	(100)	99.0%
Fee income	6,719	2,990	3,729	124.7%
Insurance commissions	2,758	1,915	843	44.0%
Gain on sale of subsidiary or division	—	9,758	(9,758)	(100.0%)
Other	11,235	7,198	4,037	56.1%
Total noninterest income	$28,187	$27,506	$681	2.5%
Noninterest income increased $0.7 million, or 2.5%. Noninterest income for the six months ended June 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, we earned adjusted noninterest income of $17.7 million for the six months ended June 30, 2020, resulting in an adjusted increase in noninterest income of $10.5 million, or 59.3%, period over period. Changes in selected components of noninterest income in the above table are discussed below.
•Service Charges on Deposits. Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased $1.5 million, or 68.6%. In keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees were temporary and expired on June 1, 2020.
•Card income. Card income increased $0.5 million, or 12.2% primarily due to increased debit card activity during the six months ended June 30, 2021.
•Fee income. Fee income increased $3.7 million, or 124.7% primarily due to $1.2 million of early termination fees charged to two customers during the six months ended June 30, 2021. We also recognized $1.0 million in Payments fees related to one month of acquired HubTran operations during the same period. There were no other significant changes within the components of fee income.
•Insurance commissions. Insurance commissions increased $0.8 million, or 44.0%,due to higher policy volumes processed by Triumph Insurance Group.
•Other. Other noninterest income increased $4.0 million, or 56.1% primarily due to a $4.7 million gain on the Company's indemnification asset during the six months ended June 30, 2021. We also recognized a $1.5 million recovery during the six months ended June 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. Additionally, gain on sale of liquid credit and mortgage loans during the six months ended June 30, 2021 was $2.6 million compared to $2.1 million during the same period a year ago. These increases were partially offset by the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the six months ended June 30, 2020. This revenue was recognized at the time of closing as all required services had been completed and did not repeat during the three months ended June 30, 2021. There were no other significant items within the components of other noninterest income during the six months ended June 30, 2021.

Noninterest Expense
The following table presents our major categories of noninterest expense:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$77,638	$61,526	$16,112	26.2%
Occupancy, furniture and equipment	11,891	10,146	1,745	17.2%
FDIC insurance and other regulatory assessments	1,477	810	667	82.3%
Professional fees	7,597	3,758	3,839	102.2%
Amortization of intangible assets	4,403	4,124	279	6.8%
Advertising and promotion	2,131	2,443	(312)	(12.8%)
Communications and technology	11,928	10,945	983	9.0%
Travel and entertainment	1,373	1,190	183	15.4%
Other	13,252	12,537	715	5.7%
Total noninterest expense	$131,690	$107,479	$24,211	22.5%

Noninterest expense increased $24.2 million, or 22.5%. Noninterest expense for the six months ended June 30, 2021 was impacted by $3.0 million of transaction costs associated with the HubTran acquisition. Excluding the HubTran acquisition costs, we incurred adjusted noninterest expense of $128.7 million for the six months ended June 30, 2021, resulting in an adjusted increase in noninterest expense of $21.2 million, or 19.7%, period over period. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $16.1 million, or 26.2%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce increased period over period in part due to the acquisition of HubTran as well as organic growth within the Company. Our average full-time equivalent employees were 1,164.9 and 1,123.2 for the six months ended June 30, 2021 and 2020, respectively. Given improved 2021 performance compared to 2020, our annual bonus accrual increased $3.7 million period over period. Further, sales commissions, primarily related to our operations at Triumph Business Capital and TriumphPay, increased $2.5 million and compensation paid to temporary contract labor increased $1.6 million period over period. Additionally, stock based compensation expense increased $2.6 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.7 million, or 17.2%, primarily due to growth in our operations period over period.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $0.7 million, or 82.3%, primarily due to increased assessments period over period.
•Professional Fees. Professional fees increased $3.8 million, or 102.2%, primarily due to $3.0 million of transaction costs associated with the HubTran acquisition.
•Communications and Technology. Communications and technology expenses increased $1.0 million, or 9.0%, primarily as a result as a result of increased spending on IT consulting to develop efficiency in our operations and improve the functionality of the TriumphPay platform period over period.
•Other. Other noninterest expense increased $0.7 million or 5.7%. There were no significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense increased $13.7 million, or 352.1%, from $3.9 million for the six months ended June 30, 2020 to $17.5 million for the six months ended June 30, 2021. The effective tax rate was 22% for the six months ended June 30, 2021 and 30% for the six months ended June 30, 2020. The decrease in the effective tax rate period over period is principally due to an adjustment to state taxes during the prior year.
Operating Segment Results
Our reportable segments are Banking, Factoring, Payments, and Corporate, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The Payments segment includes the operations of the TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to shipper, freight broker, and factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering freight brokers the ability to settle their invoices with us on an extended term following our payment to their carriers as an additional liquidity option for such freight brokers.
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2020 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments based on Federal Home Loan Bank advance rates. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned accordingly. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Six Months Ended June 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$97,912	$80,477	$4,644	$8	$183,041
Intersegment interest allocations	5,665	(5,359)	(306)	—	—
Total interest expense	6,152	—	—	3,587	9,739
Net interest income (expense)	97,425	75,118	4,338	(3,579)	173,302
Credit loss expense (benefit)	(16,788)	6,927	510	(300)	(9,651)
Net interest income after credit loss expense	114,213	68,191	3,828	(3,279)	182,953
Noninterest income	17,768	9,153	1,156	110	28,187
Noninterest expense	81,314	33,327	14,977	2,072	131,690
Operating income (loss)	$50,667	$44,017	$(9,993)	$(5,241)	$79,450

(Dollars in thousands)
Six Months Ended June 30, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$104,591	$43,884	$1,079	$258	$149,812
Intersegment interest allocations	5,679	(5,561)	(118)	—	—
Total interest expense	19,192	—	—	3,869	23,061
Net interest income (expense)	91,078	38,323	961	(3,611)	126,751
Credit loss expense (benefit)	30,630	1,384	165	1,728	33,907
Net interest income after credit loss expense	60,448	36,939	796	(5,339)	92,844
Gain on sale of subsidiary or division	9,758	—	—	—	9,758
Other noninterest income	15,069	2,368	27	284	17,748
Noninterest expense	75,658	24,030	5,759	2,032	107,479
Operating income (loss)	$9,617	$15,277	$(4,936)	$(7,087)	$12,871

(Dollars in thousands)
June 30, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,712,986	$1,357,395	$219,918	$930,446	$(2,204,868)	$6,015,877
Gross loans	$4,498,536	$1,284,314	$113,985	$700	$(1,066,320)	$4,831,215

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,791,537	$1,121,704	$115,836	$861,967	$(1,955,253)	$5,935,791
Gross loans	$4,788,093	$1,036,548	$84,222	$800	$(912,887)	$4,996,776
Banking

(Dollars in thousands)	Six Months Ended June 30,			% Change
Banking	2021	2020	$ Change
Total interest income	$97,912	$104,591	$(6,679)	(6.4%)
Intersegment interest allocations	5,665	5,679	(14)	(0.2%)
Total interest expense	6,152	19,192	(13,040)	(67.9%)
Net interest income	97,425	91,078	6,347	7.0%
Credit loss expense (benefit)	(16,788)	30,630	(47,418)	(154.8%)
Net interest income after credit loss expense	114,213	60,448	53,765	88.9%
Gain on sale of subsidiary or division	—	9,758	(9,758)	(100.0%)
Other noninterest income	17,768	15,069	2,699	17.9%
Noninterest expense	81,314	75,658	5,656	7.5%
Operating income (loss)	$50,667	$9,617	$41,050	426.8%
Our Banking segment’s operating income increased $41.1 million, or 426.8%. Our Banking segment’s operating income for the six months ended June 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, our Banking segment’s adjusted operating loss was $0.2 million for the six months ended June 30, 2020, resulting in an adjusted increase in operating income of $50.9 million period over period.
Total interest income decreased $6.7 million, or 6.4%, primarily as a result of decreases in the balances of our interest earning assets, primarily loans. Average loans in our Banking segment, excluding intersegment loans, decreased 0.5% from $3.638 billion for the six months ended June 30, 2020 to $3.619 billion for the six months ended June 30, 2021. The decrease in interest income was also driven by a decrease in yields on interest earning assets.
Interest expense decreased in spite of growth in average interest bearing liabilities at our Banking segment. More specifically, average total interest bearing deposits increased $419.3 million, or 14.6%. The decrease in interest expense was the result of a decrease in our average cost of interest bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was a benefit to credit loss expense of $15.7 million for the six months ended June 30, 2021 compared to credit loss expense of $26.7 million for the six months ended June 30, 2020. The decreased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at our Banking segment as of June 30, 2021 which resulted in a benefit to credit loss expense of $10.0 million for the six months ended June 30, 2021. During the six months ended June 30, 2020 the Company forecasted deterioration in the loss factors driven by the projected economic impact of COVID-19 which resulted in credit loss expense of $22.7 million at our Banking segment. The decrease in credit loss expense was further driven by the impact of specific reserve releases on our Banking segment loans. These releases created a $2.9 million benefit to credit loss expense for the six months ended June 30, 2021 compared to $4.8 million of credit loss expense on net new specific reserves during the six months ended June 30, 2020. We experienced a net recovery at our Banking segment of $0.4 million during the six months ended June 30, 2021 compared to net charge-offs of $0.4 million during the same period a year ago. Changes in loan volume and mix at our Banking segment also benefited credit loss expense as these factors created a $2.4 million benefit to credit loss expense during the six months ended June 30, 2021 compared to a $1.3 million benefit during the same period of the prior year.
Credit loss expense for off balance sheet credit exposures decreased $4.7 million from $3.8 million for the six months ended June 30, 2020 to a benefit of $0.9 million for the six months ended June 30, 2021. The decrease was primarily due to the changes in the assumptions used to project the loss rates previously discussed as well as decreased outstanding commitments to fund period over period.

Noninterest income at our Banking segment increased due to a $1.5 million increase in service charges on deposits. In keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees were temporary and expired on June 1, 2020. Additionally card income at our Banking segment increased $0.5 million primarily due to increased debit card activity during the six months ended June 30, 2021. Further, insurance commissions at our Banking segment increased $0.8 million due to higher policy volumes processed by Triumph Insurance group. The Banking segment also recognized a $1.5 million recovery during the six months ended June 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. These increases were offset by the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the six months ended June 30, 2020 and did not repeat during the six months ended June 30, 2021. There were no other significant changes within the components of other noninterest income.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Banking segment were insignificant period over period.
Factoring

(Dollars in thousands)	Six Months Ended June 30,
Factoring	2021	2020	$ Change	% Change
Total interest income	$80,477	$43,884	$36,593	83.4%
Intersegment interest allocations	(5,359)	(5,561)	202	3.6%
Total interest expense	—	—	—	—
Net interest income	75,118	38,323	36,795	96.0%
Credit loss expense (benefit)	6,927	1,384	5,543	400.5%
Net interest income after credit loss expense	68,191	36,939	31,252	84.6%
Noninterest income	9,153	2,368	6,785	286.5%
Noninterest expense	33,327	24,030	9,297	38.7%
Operating income (loss)	$44,017	$15,277	$28,740	188.1%

	Six Months Ended June 30,
	2021	2020
Factored receivable period end balance	$1,284,314,000	$531,933,000
Yield on average receivable balance	14.46%	15.65%
Rolling twelve quarter annual charge-off rate	3.73%	0.39%
Factored receivables - transportation concentration	91%	85%

Interest income, including fees	$80,477,000	$43,884,000
Non-interest income(1)	4,499,000	2,368,000
Factored receivable total revenue	84,976,000	46,252,000
Average net funds employed	1,004,842,000	507,125,000
Yield on average net funds employed	17.05%	18.34%

Accounts receivable purchased	$5,560,730,000	$2,689,083,000
Number of invoices purchased	2,590,373	1,691,669
Average invoice size	$2,147	$1,590
Average invoice size - transportation	$2,037	$1,431
Average invoice size - non-transportation	$4,738	$4,230
(1) Non-interest income for the six months ended June 30, 2021 excludes $4.7 million of income recognized on our indemnification asset resulting from the amended TFS acquisition agreement.
Our Factoring segment’s operating income increased $28.7 million, or 188.1%.

Our average invoice size increased 35.0% from $1,590 for the six months ended June 30, 2020 to $2,147 for the six months ended June 30, 2021 and the number of invoices purchased increased 53.1% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 98.1% during the six months ended June 30, 2021 compared to the same period in 2020. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size. Those, in turn, resulted from historically high freight volume in a reduced capacity market. See further discussion under the Recent Developments: COVID-19 and the CARES Act section. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets and competitive pricing pressure; however, those negative factors were somewhat mitigated by increased concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was up 6% period over period from 85% at June 30, 2020 to 91% at June 30, 2021.
The increase in credit loss expense was primarily due to the $2.9 million increase in required reserves on acquired Over-Formula advances as previously explained in the Credit Loss Expense discussion. Including the additional specific reserves attributable to the acquired Over-Formula Advances, net new specific reserves at our Factoring segment increased $4.9 million period over period. Growth in the underlying factored receivable portfolio at our Factoring segment resulted in $1.5 million of credit loss expense during the six months ended June 30, 2021. Change in the volume of factored receivables did not have a meaningful impact on credit loss expense at our Factoring segment during the six months ended June 30, 2020. Net charge-offs at our factoring segment were $41.9 million consisting almost entirely of the aforementioned $41.3 million charge-off of the Over-Formula Advance balance associated with the largest over-advanced client which contributed 3.67% to the current period charge-off rate in the table above. A reserve of $41.5 million on the net charge-off balance was established in a prior period. During the six months ended June 30, 2020, net charge-offs at our factoring segment were $2.2 million of which $0.7 million was reserved in a prior period. Changes in loss assumptions did not have a meaningful impact on credit loss expense during the six months ended June 30, 2021 or 2020.
The increase in noninterest income at our Factoring segment was primarily due to a $4.7 million gain on the Company's indemnification asset during the six months ended June 30, 2021. Additionally, we recognized $1.2 million early termination fees during the six months ended June 30, 2021. There were no other material fluctuations in noninterest income at our Factoring segment.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Factoring segment were insignificant period over period.
Payments

(Dollars in thousands)	Six Months Ended June 30,
Payments	2021	2020	$ Change	% Change
Total interest income	$4,644	$1,079	$3,565	330.4%
Intersegment interest allocations	(306)	(118)	(188)	(159.3)%
Total interest expense	—	—	—	—%
Net interest income	4,338	961	3,377	351.4%
Credit loss expense (benefit)	510	165	345	209.1%
Net interest income after credit loss expense	3,828	796	3,032	380.9%
Noninterest income	1,156	27	1,129	4181.5%
Noninterest expense	14,977	5,759	9,218	160.1%
Operating income (loss)	$(9,993)	$(4,936)	$(5,057)	(102.5)%

	Six Months Ended
	2021	2020
Factored receivable period end balance	$113,985,000	$29,643,000

Interest income	$4,644,000	$1,079,000
Noninterest income	1,156,000	27,000
Total revenue	$5,800,000	$1,106,000

Operating income (loss)	$(9,993,000)	$(4,936,000)
Interest expense	306,000	118,000
Depreciation and software amortization expense	133,000	123,000
Intangible amortization expense	497,000	—
Earnings (losses) before interest, taxes, depreciation, and amortization	$(9,057,000)	$(4,695,000)
Transaction costs	$2,992,000	$—
Adjusted earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(6,065,000)	$(4,695,000)

Number of invoices processed	5,694,792	1,271,430
Amount of payments processed	$5,728,440,000	$1,198,195,000
(1)Adjusted earnings (losses) before interest, taxes, depreciation, and amortization excludes material gains and expenses related to merger and acquisition-related activities and is a non-GAAP financial measure used to provide meaningful supplemental information regarding the segment's operational performance and to enhance investors' overall understanding of such financial performance by removing the volatility associated with certain acquisition-related items that are unrelated to our core business.
Our Payments segment's operating loss increased $5.1 million, or 102.5%.
The number of invoices processed by our Payments segment increased 347.9% from 1,271,430 for the six months ended June 30, 2020 to 5,694,792 for the six months ended June 30, 2021, and the amount of payments processed increased 378.1% from $1.198 billion for the six months ended June 30, 2020 to $5.728 billion for the six months ended June 30, 2021.
Interest income increased due to increased factoring activity at our Payments segment slightly offset by decreased yields period over period. Noninterest income increased primarily due to $1.0 million in Payments fees related to one month of acquired HubTran operations during the six months ended June 30, 2021.
Noninterest expense increased primarily due to $3.0 million of transaction costs related to the acquisition of HubTran and an increase in salaries and employee benefits expense driven by merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Our average full-time equivalent employees at our Payments segment were 72.8 and 38.8 for the six months ended June 30, 2021 and 2020, respectively. Remaining fluctuations in the individual components of noninterest expense at our Payments segment were insignificant period over period.
The acquisition of HubTran during the six months ended June 30, 2021 allows TriumphPay to create a fully integrated payments network for transportation; servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that will lead to meaningful amounts of amortization going forward.

Corporate

(Dollars in thousands)	Six Months Ended June 30,			% Change
Corporate	2021	2020	$ Change
Total interest income	$8	$258	$(250)	(96.9%)
Intersegment interest allocations	—	—	—	—
Total interest expense	3,587	3,869	(282)	(7.3%)
Net interest income (expense)	(3,579)	(3,611)	32	0.9%
Credit loss expense (benefit)	(300)	1,728	(2,028)	(117.4%)
Net interest income (expense) after credit loss expense	(3,279)	(5,339)	2,060	38.6%
Noninterest income	110	284	(174)	(61.3%)
Noninterest expense	2,072	2,032	40	2.0%
Operating income (loss)	$(5,241)	$(7,087)	$1,846	26.0%
The Corporate segment reported an operating loss of $5.2 million for the six months ended June 30, 2021 compared to an operating loss of $7.1 million for the six months ended June 30, 2020. This was primarily due to decreased credit loss expense on our HTM CLOs previously discussed in the Credit Loss Expense section. There were no other significant fluctuations in accounts in our Corporate segment period over period.
Financial Condition
Assets
Total assets were $6.016 billion at June 30, 2021, compared to $5.936 billion at December 31, 2020, an increase of $80.1 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.831 billion at June 30, 2021, compared with $4.997 billion at December 31, 2020.
The following table shows our total loan portfolio by portfolio segments:

	June 30, 2021		December 31, 2020		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$701,576	15%	$779,158	16%	$(77,582)	(10.0%)
Construction, land development, land	185,444	4%	219,647	4%	(34,203)	(15.6%)
1-4 family residential	135,288	3%	157,147	3%	(21,859)	(13.9%)
Farmland	91,122	2%	103,685	2%	(12,563)	(12.1%)
Commercial	1,453,583	29%	1,562,957	32%	(109,374)	(7.0%)
Factored receivables	1,398,299	29%	1,120,770	22%	277,529	24.8%
Consumer	12,389	—%	15,838	—%	(3,449)	(21.8%)
Mortgage warehouse	853,514	18%	1,037,574	21%	(184,060)	(17.7%)
Total Loans	$4,831,215	100%	$4,996,776	100%	$(165,561)	(3.3%)
Commercial Real Estate Loans. Our commercial real estate loans decreased $77.6 million, or 10.0%, due to paydowns for the period that outpaced new loan origination activity.
Construction and Development Loans. Our construction and development loans decreased $34.2 million, or 15.6%, due primarily to paydowns that were offset by modest origination and draw activity.
Residential Real Estate Loans. Our one-to-four family residential loans decreased $21.9 million, or 13.9%, due primarily to paydowns that were offset by modest origination and draw activity.
Farmland Loans. Our farmland loans decreased $12.6 million, or 12.1%, due to paydowns for the period that outpaced new loan origination activity.

Commercial Loans. Our commercial loans held for investment decreased $109.4 million, or 7.0%, due to decreases in liquid credit, PPP, agriculture and other commercial loans. The decline in commercial loans was offset by increases in equipment finance and asset-based lending. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $50.3 million, or 14.8%.
The following table shows our commercial loans:

(Dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Commercial
Equipment	$604,396	$573,163	$31,233	5.4%
Asset-based lending	181,394	180,488	906	0.5%
Liquid credit	165,578	184,027	(18,449)	(10.0%)
Paycheck Protection Program loans	135,307	189,857	(54,550)	(28.7%)
Agriculture	76,346	94,572	(18,226)	(19.3%)
Other commercial lending	290,562	340,850	(50,288)	(14.8%)
Total commercial loans	$1,453,583	$1,562,957	$(109,374)	(7.0%)
Factored Receivables. Our factored receivables increased $277.5 million, or 24.8%. At June 30, 2021, the balance of the Over-Formula Advance Portfolio included in factored receivables was $10.1 million. At June 30, 2021, the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $3.4 million, or 21.8%, due to paydowns in excess of new loan origination activity during the period.
Mortgage Warehouse. Our mortgage warehouse facilities decreased $184.1 million, or 17.7%, due to decreased utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $789.0 million for the three months ended June 30, 2021 compared to $716.3 million for the three months ended June 30, 2020 and $855.0 million for the six months ended June 30, 2021 compared to $614.9 million for the six months ended June 30, 2020.
The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	June 30, 2021
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$170,694	$392,830	$138,052	$701,576
Construction, land development, land	95,072	75,454	14,918	185,444
1-4 family residential	15,787	37,889	81,612	135,288
Farmland	8,528	28,750	53,844	91,122
Commercial	323,076	1,017,710	112,797	1,453,583
Factored receivables	1,398,299	—	—	1,398,299
Consumer	1,523	7,248	3,618	12,389
Mortgage warehouse	853,514	—	—	853,514
	$2,866,493	$1,559,881	$404,841	$4,831,215

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$1,047,162	$75,387
Floating interest rates		512,719	329,454
Total		$1,559,881	$404,841

As of June 30, 2021, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Colorado (16%), Texas (21%), Illinois (13%), and Iowa (6%) make up 56% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2020, the states of Colorado (17%), Texas (22%), Illinois (12%) and Iowa (6%) made up 57% of the Company’s gross loans, excluding factored receivables.
Further, a majority (91%) of our factored receivables, representing approximately 26% of our total loan portfolio as of June 30, 2021, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2020, 90% of our factored receivables, representing approximately 20% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonperforming loans:
Commercial real estate	$3,749	$9,945
Construction, land development, land	2,191	2,294
1-4 family residential	1,518	1,851
Farmland	2,170	2,531
Commercial	13,173	17,202
Factored receivables	28,413	23,956
Consumer	176	253
Mortgage warehouse	—	—
Total nonperforming loans	51,390	58,032
Held to maturity securities	4,561	7,945
Other real estate owned, net	1,013	1,432
Other repossessed assets	1,343	1,069
Total nonperforming assets	$58,307	$68,478

Nonperforming assets to total assets	0.97%	1.15%
Nonperforming loans to total loans held for investment	1.06%	1.16%
Total past due loans to total loans held for investment	2.28%	3.22%

Nonperforming loans decreased $6.6 million, or 11.4%, primarily due to the payoff of a $5.7 million nonperforming commercial real estate loan and the payoff of $5.0 million nonperforming general commercial loan during the year. Additionally, the portion of the Over-Formula Advances not covered by Covenant's indemnification decreased by $8.5 million from $10.0 million at December 31, 2020 to $1.5 million at June 30, 2021 primarily as a result of the aforementioned charge-off activity. These decreases were offset by the addition of a $2.1 million commercial loan secured by equipment. Further, the remaining $13.3 million of the total $19.4 million of Misdirected Payments amount at June 30, 2021 moved to greater than 90 days past due during the year and is now included in nonperforming loans (specifically, factored receivables) in accordance with our policy. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.
OREO decreased $419 thousand, or 29.3%, due to the removal of individually insignificant OREO properties as well as insignificant valuation adjustments made throughout the period.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment decreased to 1.06% at June 30, 2021 from 1.16% December 31, 2020.
Our ratio of nonperforming assets to total assets decreased to 0.97% at June 30, 2021 from 1.15% December 31, 2020. This is due to the aforementioned loan activity and changes in our period end total assets. Additionally, the amortized cost basis of our HTM CLO securities considered to be nonaccrual decreased $3.4 million during the year.
Past due loans to total loans held for investment decreased to 2.28% at June 30, 2021 from 3.22% at December 31, 2020, as a result of above activity. Additionally, past due loans associated with the acquired Over-Formula Advances decreased $52.1 million during the quarter primarily as a result of the aforementioned charge-off activity. The remaining $10.1 million acquired Over-Formula Advance balance is considered greater than 90 days past due at June 30, 2021. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At June 30, 2021, we had $31.4 million in loans of this type which are not included in any of the nonperforming loan categories. Refer to previous discussion of loans currently in deferral in accordance with the CARES Act and March 2020 interagency guidance.
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

The following table sets forth the ACL by category of loan:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$4,404	15%	0.63%	$10,182	16%	1.31%
Construction, land development, land	1,490	4%	0.80%	3,418	4%	1.56%
1-4 family residential	545	3%	0.40%	1,225	3%	0.78%
Farmland	669	2%	0.73%	832	2%	0.80%
Commercial	15,674	29%	1.08%	22,040	32%	1.41%
Factored receivables	21,823	29%	1.56%	56,463	22%	5.04%
Consumer	236	—%	1.90%	542	—%	3.42%
Mortgage warehouse	853	18%	0.10%	1,037	21%	0.10%
Total Loans	$45,694	100%	0.95%	$95,739	100%	1.92%
The ACL decreased $50.0 million, or 52.3%. This decrease was primarily driven by the aforementioned charge-off of $41.3 million of PCD Over-Formula Advances classified as factored receivables. The charge-off was partially offset by an additional $2.9 million reserve required on remaining PCD Over-Formula Advances and discussed previously in the Credit Loss Expense section of Management's Discussion and Analysis. At quarter end, our entire remaining Over-Formula Advance position was down from $62.1 million at December 31, 2020 to $10.1 million at June 30, 2021 and the entire balance at June 30, 2021 was fully reserved.
Another driver of the decrease in required ACL is projected improvement of the loss drivers that the Company forecasted to calculate expected losses at June 30, 2021 as compared to December 31, 2020. This improvement was brought on by a quicker projected economic recovery post-COVID-19 than was projected at December 31, 2020. It had a positive impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in a release of $10.1 million of ACL period over period.
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
For all DCF models at June 30, 2021, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2021 as compared to December 31, 2020, the Company forecasted a significant decrease in national unemployment, significant increase in one-year percentage change in national retail sales, significant increase in one-year percentage change in the national home price index, and a significant increase in one-year percentage change in national gross domestic product. For percentage changes in national retail sales, national home price index and national gross domestic product, the Company projected significant growth in the first two projected quarters followed by percentage change growth for the last two projected quarters resembling something closer to pre-COVID-19 levels. Projected unemployment rates used by the Company are relatively stable over the four projected quarters at levels somewhat higher than pre-COVID-19 conditions.
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

The decrease in required ACL was also driven by a net reversal of specific reserves on non-PCD loans of $0.4 million during the six months ended June 30, 2021. Excluding the aforementioned PCD charge-off, net charge-offs were insignificant for the six months ended June 30, 2021. Changes in loan volume and mix during the six months ended June 30, 2021 decreased the required ACL by $0.5 million during the period.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program.  At June 30, 2021, the Company carried $135.3 million of PPP loans classified as Commercial loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information about any of our PPP loans, the Company does not carry an ACL on its PPP loans at June 30, 2021.
The following table presents the unpaid principal and recorded investment for loans at June 30, 2021. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans (both PCI and non-PCI) totaling $14.3 million at June 30, 2021, and (2) net deferred origination costs and fees totaling $6.9 million at June 30, 2021. The net difference can provide protection from credit loss in addition to the ACL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded Investment	Unpaid Principal	Difference
June 30, 2021
Commercial real estate	$701,576	$703,989	$(2,413)
Construction, land development, land	185,444	185,652	(208)
1-4 family residential	135,288	135,730	(442)
Farmland	91,122	91,768	(646)
Commercial	1,453,583	1,469,743	(16,160)
Factored receivables	1,398,299	1,399,598	(1,299)
Consumer	12,389	12,404	(15)
Mortgage warehouse	853,514	853,514	—
	$4,831,215	$4,852,398	$(21,183)
At June 30, 2021 and December 31, 2020, we had on deposit $149.6 million and $145.9 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries, and the effects of those items on our ACL:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$48,024	$44,732	$95,739	$29,092
Loans charged-off:
Commercial real estate	—	—	—	—
Construction, land development, land	—	—	(12)	—
1-4 family residential	(25)	—	(25)	(21)
Farmland	—	—	—	—
Commercial	(8)	(339)	(281)	(645)
Factored receivables	(583)	(860)	(42,086)	(2,254)
Consumer	(90)	(89)	(169)	(293)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(706)	$(1,288)	$(42,573)	$(3,213)
Recoveries of loans charged-off:
Commercial real estate	3	6	8	7
Construction, land development, land	1	1	2	2
1-4 family residential	1	5	85	33
Farmland	—	80	—	80
Commercial	202	50	664	335
Factored receivables	47	17	85	55
Consumer	89	41	115	72
Mortgage warehouse	—	—	—	—
Total loans recoveries	$343	$200	$959	$584
Net loans charged-off	$(363)	$(1,088)	$(41,614)	$(2,629)
Credit loss expense on loans:
Commercial real estate	(2,422)	3,780	(5,786)	8,807
Construction, land development, land	(181)	2,737	(1,918)	4,720
1-4 family residential	(62)	935	(740)	1,194
Farmland	(30)	(143)	(163)	(229)
Commercial	(1,678)	3,427	(6,749)	11,660
Factored receivables	2,643	(47)	7,361	1,416
Consumer	(59)	142	(252)	553
Mortgage warehouse	(178)	138	(184)	209
Total credit loss expense (benefit) on loans	$(1,967)	$10,969	$(8,431)	$28,330
Impact of adopting ASU 2016-13	—	—	—	269
Reclassification to held for sale	—	—	—	(449)
Balance at end of period	$45,694	$54,613	$45,694	$54,613
Average total loans held for investment	$4,798,742	$4,383,418	$4,816,414	$4,209,924
Net charge-offs to average total loans held for investment	0.01%	0.02%	0.86%	0.06%
Allowance to total loans held for investment	0.95%	1.24%	0.95%	1.24%
Quarter to date net loans charged off decreased $0.7 million primarily due to decreased charge-offs on commercial loans and factored receivables.
Year to date net loans charged off increased $39.0 million due to the aforementioned charge-off of $41.3 million of PCD Over-Formula Advances classified as factored receivables. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.

Securities
As of June 30, 2021 and December 31, 2020, we held equity securities with a fair value of $5.9 million and $5.8 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of June 30, 2021, we held debt securities classified as available for sale with a fair value of $193.6 million, a decrease of $30.7 million from $224.3 million at December 31, 2020. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
U.S. Government agency obligations	$10,024	$15,088	$(5,064)	(33.6)%
Mortgage-backed securities, residential	21,194	27,684	(6,490)	(23.4)%
Asset-backed securities	6,963	7,039	(76)	(1.1)%
State and municipal	34,466	37,395	(2,929)	(7.8)%
CLO Securities	112,309	122,204	(9,895)	(8.1)%
Corporate bonds	5,724	11,573	(5,849)	(50.5)%
SBA pooled securities	2,947	3,327	(380)	(11.4)%
	$193,627	$224,310	$(30,683)	(13.7)%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of June 30, 2021, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at June 30, 2021. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of June 30, 2021, we held investments classified as held to maturity with an amortized cost, net of ACL, of $5.7 million, a decrease of $0.3 million from $5.9 million at December 31, 2020. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at June 30, 2021.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2021
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency obligations	$9,985	2.01%	$—	—%	$—	—%	$—	—%	$9,985	2.01%
Mortgage-backed securities	10	3%	2,553	1.95%	5,252	2.13%	12,434	2.81%	20,249	2.52%
Asset-backed securities	—	—%	83	0.34%	5,026	0.32%	1,857	1.29%	6,966	0.58%
State and municipal	8,910	2.69%	3,098	3.02%	2,425	2.82%	19,220	2.63%	33,653	2.70%
CLO securities	—	—%	—	—%	59,427	2.24%	49,017	2.47%	108,444	2.34%
Corporate bonds	3,874	3.00%	1,492	2.23%	—	—%	271	5.16%	5,637	2.89%
SBA pooled securities	—	—%	25	2.96%	—	—%	2,804	3.90%	2,829	3.89%
Total available for sale securities	$22,779	2.44%	$7,251	2.45%	$72,130	2.12%	$85,603	2.59%	$187,763	2.38%
Held to maturity securities:	$—	—%	$—	—%	$7,385	—%	$—	—%	$7,385	—%
Liabilities
Total liabilities were $5.223 billion as of June 30, 2021, compared to $5.209 billion at December 31, 2020, an increase of $14.5 million, the components of which are discussed below.

Deposits
The following table summarizes our deposits:

(Dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Noninterest bearing demand	$1,803,552	$1,352,785	$450,767	33.3%
Interest bearing demand	760,874	688,680	72,194	10.5%
Individual retirement accounts	87,052	92,584	(5,532)	(6.0%)
Money market	395,035	393,325	1,710	0.4%
Savings	474,163	421,488	52,675	12.5%
Certificates of deposit	612,730	790,844	(178,114)	(22.5%)
Brokered time deposits	306,975	516,786	(209,811)	(40.6%)
Other brokered deposits	285,069	460,108	(175,039)	(38.0%)
Total Deposits	$4,725,450	$4,716,600	$8,850	0.2%
Our total deposits increased $8.9 million, or 0.2%, primarily due to growth in noninterest bearing demand deposits partially offset by decreases in certificates of deposit, brokered time deposits, and other brokered deposits. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of June 30, 2021, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 79% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 21% of total deposits.
The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of June 30, 2021:

(Dollars in thousands)	$100,000 to $250000	$250,000 and Over	Total
Maturity
3 months or less	$124,582	$24,865	$149,447
Over 3 through 6 months	121,873	36,791	158,664
Over 6 through 12 months	78,715	43,216	121,931
Over 12 months	57,911	19,595	77,506
	$383,081	$124,467	$507,548
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
				Average
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$757,529	0.25%	15%	$630,023	0.18%	16%
Individual retirement accounts	88,142	0.65%	2%	100,211	1.44%	3%
Money market	398,290	0.22%	8%	398,276	0.37%	10%
Savings	468,517	0.15%	9%	382,521	0.15%	10%
Certificates of deposit	664,478	0.70%	13%	1,008,644	2.02%	26%
Brokered time deposits	138,102	0.15%	3%	301,262	1.83%	8%
Other brokered deposits	685,397	0.15%	14	4,670	0.17	—
Total interest bearing deposits	3,200,455	0.31%	64%	2,825,607	1.08%	73%
Noninterest bearing demand	1,749,858	—	36%	1,038,979	—	27%
Total deposits	$4,950,313	0.20%	100%	$3,864,586	0.79%	100%

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$729,798	0.24%	15%	$608,347	0.21%	16%
Individual retirement accounts	89,600	0.74%	2%	101,781	1.50%	3%
Money market	398,153	0.23%	8%	420,046	0.67%	11%
Savings	457,481	0.15%	9%	373,204	0.14%	10%
Certificates of deposit	714,583	0.88%	15%	1,038,333	2.14%	27%
Brokered time deposits	152,910	0.30%	3%	323,054	1.96%	9%
Other brokered deposits	743,878	0.14%	15	2,335	0.17	—
Total interest bearing deposits	3,286,403	0.36%	67%	2,867,100	1.21%	76%
Noninterest bearing demand	1,622,528	—	33%	924,817	—	24%
Total deposits	$4,908,931	0.24%	100%	$3,791,917	0.92%	100%
Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the six months ended June 30, 2021 and the year ended December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Amount outstanding at end of period	$9,243	$3,099
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$3,347	$6,716
Weighted average interest rate during the period	0.03%	0.03%
Maximum month-end balance during the period	$9,243	$14,192
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.
FHLB Advances
The following provides a summary of our FHLB advances as of and for the six months ended June 30, 2021 and the year ended December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Amount outstanding at end of period	$130,000	$105,000
Weighted average interest rate at end of period	0.16%	0.17%
Average amount outstanding during the period	37,597	342,264
Weighted average interest rate during the period	0.24%	0.58%
Highest month end balance during the period	180,000	850,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At June 30, 2021 and December 31, 2020, we had $965.8 million and $1.247 billion, respectively, in unused and available advances from the FHLB.
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

Information concerning borrowings under the PPPLF is summarized as follows for the six months ended June 30, 2021and the year ended December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Amount outstanding at end of period	$139,673	$191,860
Weighted average interest rate at end of period	0.35%	0.35%
Average amount outstanding during the period	151,836	143,608
Weighted average interest rate during the period	0.35%	0.35%
Highest month end balance during the period	181,635	223,809
At June 30, 2021, scheduled maturities of PPPLF borrowings are as follows:

(Dollars in thousands)	June 30, 2021
Within one year	$59,376
After one but within two years	80,297
Total	$139,673
At June 30, 2021 and December 31, 2020, the PPPLF borrowings were secured by PPP Loans totaling $879.9 million and $191.9 million, respectively, and bear interest at a fixed rate of 0.35% annually.
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
Issuance costs related to the 2016 and 2019 Subordinated Notes totaled $2.5 million and have been netted against the subordinated notes liability on the consolidated balance sheets. The underwriting discount and other debt issuance costs are being amortized using the effective interest method over the life of the Notes as a component of interest expense. The carrying value of the Subordinated Notes totaled $87.6 million at June 30, 2021.
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of June 30, 2021:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,284	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	13,080	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,646	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,743	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,886	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,694	July 2034	LIBOR + 2.75%
	$51,031	$40,333

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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $40.3 million was allowed in the calculation of Tier I capital as of June 30, 2021.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $792.4 million as of June 30, 2021, compared to $726.8 million as of December 31, 2020, an increase of $65.6 million. Stockholders’ equity increased during this period primarily due to our net income of $61.9 million.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2021, TBK Bank had $534.5 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines.
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

Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2021. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - June 30, 2021
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$9,243	$9,243	$—	$—	$—
Federal Home Loan Bank advances	130,000	100,000	—	—	30,000
Paycheck Protection Program Liquidity Facility	139,673	59,376	80,297	—	—
Subordinated notes	89,500	—	—	—	89,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	38,523	4,729	9,359	8,088	16,347
Time deposits with stated maturity dates	1,006,757	887,487	110,714	8,556	—
Total contractual obligations	$1,464,727	$1,060,835	$200,370	$16,644	$186,878
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
•risks related to the integration of acquired businesses, including our acquisition of HubTran Inc. and developments related to our acquisition of Transport Financial Solutions and the related over-formula advances, and any future acquisitions;
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

The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	24.5%	29.8%	18.4%	19.8%
+300 basis points	18.9%	23.8%	13.6%	15.3%
+200 basis points	13.3%	17.9%	8.7%	10.7%
+100 basis points	7.8%	11.8%	3.9%	6.0%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(1.1%)	1.2%	(3.6%)	(2.6%)
The following table presents the change in our economic value of equity as of June 30, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2021	December 31, 2020
+400 basis points	35.6%	36.5%
+300 basis points	28.1%	28.9%
+200 basis points	19.7%	20.3%
+100 basis points	10.4%	10.7%
Flat rates	0.0%	0.0%
-100 basis points	(11.1%)	(11.4%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We are party to a declaratory judgment action in the United States Federal District Court for the Southern District of Florida seeking a ruling that the United States Postal Service (“USPS”) is obligated make payment to us with respect to invoices totaling approximately $19.4 million that it separately paid to our customer, a vendor to the USPS who hauls mail pursuant to contracts it has with such entity, in violation of notices provided to the USPS that such payments were to be made directly to us (the “Misdirected Payments”). Although we believe we have valid claims that the USPS is obligated to make payment on such receivable and that the USPS will have the capacity to make such payment, the issues in this litigation are novel issues of law that have little to no precedent and there can be no assurances that a court will agree with our interpretation of the law on these matters. If a court were to rule against us in this litigation, our only recourse would be against our customer, who failed to remit the Misdirected Payments to us as required when received, and who may not have capacity to make such payment to us. Consequently, we could incur losses up to the full amount of the Misdirected Payments in such event, which could be material to our business, financial condition and results of operations.
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

3.4	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.

3.5	Amendment No. 1 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on May 10, 2018.

10.1	Second Amendment to Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on April 27, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	July 21, 2021	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	July 21, 2021	/s/ R. Bryce Fowler
R. Bryce Fowler Chief Financial Officer