Form 10-Q
period 2021-09-30
Triumph Bancorp, Inc.
filed 2021-10-20
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Common Stock — $0.01 par value, 25,123,978 shares, as of October 18, 2021.
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

TRIUMPH BANCORP, INC.
FORM 10-Q
September 30, 2021
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2021 and December 31, 2020
(Dollar amounts in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$66,672	$85,525
Interest bearing deposits with other banks	466,092	228,868
Total cash and cash equivalents	532,764	314,393
Securities - equity investments	5,623	5,826
Securities - available for sale	164,816	224,310
Securities - held to maturity, net of allowance for credit losses of $1,737 and $2,026, respectively, fair value of $5,534 and $5,850, respectively	5,488	5,919
Loans held for sale	26,437	24,546
Loans, net of allowance for credit losses of $41,017 and $95,739, respectively	4,741,713	4,901,037
Federal Home Loan Bank and other restricted stock, at cost	4,901	6,751
Premises and equipment, net	104,311	103,404
Other real estate owned, net	893	1,432
Goodwill	233,727	163,209
Intangible assets, net	46,328	26,713
Bank-owned life insurance	41,540	41,608
Deferred tax asset, net	—	6,427
Indemnification asset	4,786	36,225
Other assets	111,208	73,991
Total assets	$6,024,535	$5,935,791
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$2,020,984	$1,352,785
Interest bearing	2,801,591	3,363,815
Total deposits	4,822,575	4,716,600
Customer repurchase agreements	11,990	3,099
Federal Home Loan Bank advances	30,000	105,000
Paycheck Protection Program Liquidity Facility	97,554	191,860
Subordinated notes	106,755	87,509
Junior subordinated debentures	40,467	40,072
Deferred tax liability, net	982	—
Other liabilities	93,538	64,870
Total liabilities	5,203,861	5,209,010
Commitments and contingencies - See Note 9 and Note 10
Stockholders' equity - See Note 13
Preferred stock	45,000	45,000
Common stock, 25,123,342 and 24,868,218 shares outstanding, respectively	282	280
Additional paid-in-capital	499,282	489,151
Treasury stock, at cost	(104,600)	(103,052)
Retained earnings	373,512	289,583
Accumulated other comprehensive income (loss)	7,198	5,819
Total stockholders’ equity	820,674	726,781
Total liabilities and stockholders' equity	$6,024,535	$5,935,791
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2021 and 2020
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$44,882	$48,774	$139,576	$147,491
Factored receivables, including fees	50,516	31,468	135,639	76,861
Securities	1,126	1,927	3,963	6,710
FHLB and other restricted stock	28	122	131	474
Cash deposits	183	73	467	640
Total interest income	96,735	82,364	279,776	232,176
Interest expense:
Deposits	1,948	5,834	7,790	23,095
Subordinated notes	2,449	1,348	5,148	4,016
Junior subordinated debentures	443	462	1,331	1,662
Other borrowings	124	341	434	2,273
Total interest expense	4,964	7,985	14,703	31,046
Net interest income	91,771	74,379	265,073	201,130
Credit loss expense (benefit)	(1,187)	(258)	(10,838)	33,649
Net interest income after credit loss expense (benefit)	92,958	74,637	275,911	167,481
Noninterest income:
Service charges on deposits	2,030	1,470	5,674	3,631
Card income	2,144	2,091	6,341	5,832
Net OREO gains (losses) and valuation adjustments	(9)	(41)	(376)	(399)
Net gains (losses) on sale or call of securities	4	3,109	5	3,210
Fee income	5,198	1,402	11,917	4,392
Insurance commissions	1,231	990	3,989	2,905
Gain on sale of subsidiary or division	—	—	—	9,758
Other	1,457	1,472	12,692	8,670
Total noninterest income	12,055	10,493	40,242	37,999
Noninterest expense:
Salaries and employee benefits	43,769	31,651	121,407	93,177
Occupancy, furniture and equipment	6,388	5,574	18,279	15,720
FDIC insurance and other regulatory assessments	353	360	1,830	1,170
Professional fees	2,362	3,265	9,959	7,023
Amortization of intangible assets	3,274	2,141	7,677	6,265
Advertising and promotion	1,403	1,105	3,534	3,548
Communications and technology	7,090	5,569	19,018	16,514
Other	8,174	5,632	22,799	19,359
Total noninterest expense	72,813	55,297	204,503	162,776
Net income before income tax expense	32,200	29,833	111,650	42,704
Income tax expense	7,771	6,929	25,316	10,810
Net income	$24,429	$22,904	$86,334	$31,894
Dividends on preferred stock	(802)	(899)	(2,405)	(899)
Net income available to common stockholders	$23,627	$22,005	$83,929	$30,995
Earnings per common share
Basic	$0.95	$0.89	$3.40	$1.28
Diluted	$0.94	$0.89	$3.33	$1.27
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$24,429	$22,904	$86,334	$31,894
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(378)	2,443	(1,303)	8,589
Tax effect	89	(637)	300	(2,144)
Unrealized holding gains (losses) arising during the period, net of taxes	(289)	1,806	(1,003)	6,445
Reclassification of amount realized through sale or call of securities	(4)	(3,109)	(5)	(3,210)
Tax effect	1	761	1	805
Reclassification of amount realized through sale or call of securities, net of taxes	(3)	(2,348)	(4)	(2,405)
Change in unrealized gains (losses) on securities, net of tax	(292)	(542)	(1,007)	4,040

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	(9)	357	3,062	32
Tax effect	2	(88)	(729)	(9)
Unrealized holding gains (losses) arising during the period, net of taxes	(7)	269	2,333	23
Reclassification of amount of gains (losses) recognized into income	18	(16)	70	(16)
Tax effect	(4)	4	(17)	4
Reclassification of amount of gains (losses) recognized into income, net of taxes	14	(12)	53	(12)
Change in unrealized gains (losses) on derivative financial instruments	7	257	2,386	11

Total other comprehensive income (loss)	(285)	(285)	1,379	4,051
Comprehensive income	$24,144	$22,619	$87,713	$35,945
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2021	$45,000	24,868,218	$280	$489,151	3,083,503	$(103,052)	$289,583	$5,819	$726,781
Issuance of restricted stock awards	—	4,613	—	—	—	—	—	—	—
Stock option exercises, net	—	10,205	—	191	—	—	—	—	191
Stock based compensation	—	—	—	1,350	—	—	—	—	1,350
Forfeiture of restricted stock awards	—	(107)	—	7	107	(7)	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(801)	—	(801)
Net income (loss)	—	—	—	—	—	—	33,923	—	33,923
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,560	2,560
Balance, March 31, 2021	$45,000	24,882,929	$280	$490,699	3,083,610	$(103,059)	$322,705	$8,379	764,004
Issuance of restricted stock awards	—	224,287	2	(2)	—	—	—	—	—
Stock option exercises, net	—	18,934	—	(45)	—	—	—	—	(45)
Stock based compensation	—	—	—	3,386	—	—	—	—	3,386
Forfeiture of restricted stock awards	—	(2,278)	—	186	2,278	(186)	—	—	—
Purchase of treasury stock	—	(14,169)	—	—	14,169	(1,241)	—	—	(1,241)
Dividends declared	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	27,982	—	27,982
Other comprehensive income (loss)	—	—	—	—	—	—	—	(896)	(896)
Balance, June 30, 2021	$45,000	25,109,703	$282	$494,224	3,100,057	$(104,486)	$349,885	$7,483	792,388
Issuance of restricted stock awards	—	3,651	—	—	—	—	—	—	—
Stock option exercises, net	—	2,409	—	50	—	—	—	—	50
Stock based compensation	—	—	—	4,445	—	—	—	—	4,445
Forfeiture of restricted stock awards	—	(1,522)	—	114	1,522	(114)	—	—	—
Issuance of common stock pursuant to the employee stock purchase plan	—	9,101	—	449	—	—	—	—	449
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	24,429	—	24,429
Other comprehensive income (loss)	—	—	—	—	—	—	—	(285)	(285)
Balance, September 30, 2021	$45,000	25,123,342	$282	$499,282	3,101,579	$(104,600)	$373,512	$7,198	$820,674

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2020	$—	24,964,961	$271	$473,251	2,198,681	$(67,068)	$229,030	$1,106	$636,590
Impact of adoption of ASU 2016-13	—	—	—	—	—	—	(1,771)	—	(1,771)
Issuance of restricted stock awards	—	8,079	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	1,168	—	—	—	—	1,168
Forfeiture of restricted stock awards	—	(601)	—	23	601	(23)	—	—	—
Purchase of treasury stock	—	(871,319)	—	—	871,319	(35,586)	—	—	(35,586)
Net income (loss)	—	—	—	—	—	—	(4,450)	—	(4,450)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(6,604)	(6,604)
Balance, March 31, 2020	$—	24,101,120	$272	$474,441	3,070,601	$(102,677)	$222,809	$(5,498)	$589,347
Issuance of preferred stock, net of issuance costs	45,000	—	—	(2,636)	—	—	—	—	42,364
Issuance of restricted stock awards	—	110,035	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	966	—	—	—	—	966
Forfeiture of restricted stock awards	—	(1,033)	—	25	1,033	(25)	—	—	—
Purchase of treasury stock	—	(7,436)	—	—	7,436	(186)	—	—	(186)
Net income	—	—	—	—	—	—	13,440	—	13,440
Other comprehensive income (loss)	—	—	—	—	—	—	—	10,940	10,940
Balance, June 30, 2020	$45,000	24,202,686	$273	$472,795	3,079,070	$(102,888)	$236,249	$5,442	$656,871
Issuance of common stock	—	630,268	7	13,935	—	—	—	—	13,942
Issuance of restricted stock awards	—	20,303	(1)	1	—	—	—	—	—
Stock option exercises, net	—	344	—	—	—	—	—	—	—
Stock based compensation	—	—	—	1,309	—	—	—	—	1,309
Forfeiture of restricted stock awards	—	(2,000)	—	54	2,000	(54)	—	—	—
Dividends declared	—	—	—	—	—	—	(899)	—	(899)
Net income	—	—	—	—	—	—	22,904	—	22,904
Other comprehensive income (loss)	—	—	—	—	—	—	—	(285)	(285)
Balance, September 30, 2020	$45,000	24,851,601	$279	$488,094	3,081,070	$(102,942)	$258,254	$5,157	$693,842
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$86,334	$31,894
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,992	7,378
Net accretion on loans	(7,615)	(8,377)
Amortization of subordinated notes issuance costs	1,022	128
Amortization of junior subordinated debentures	395	378
Net amortization on securities	(465)	(104)
Amortization of intangible assets	7,677	6,265
Deferred taxes	5,432	(3,320)
Credit Loss Expense (benefit)	(10,838)	33,649
Stock based compensation	9,181	3,443
Net (gains) losses on sale or call of debt securities	(5)	(3,210)
Net (gains) losses on equity securities	203	(603)
Net OREO (gains) losses and valuation adjustments	376	399
Gain on sale of subsidiary or division	—	(9,758)
Origination of loans held for sale	(32,645)	(45,220)
Purchases of loans held for sale	(19,001)	(33,811)
Proceeds from sale of loans originated or purchased for sale	50,931	71,782
Net (gains) losses on sale of loans	(1,289)	(2,323)
Net (gains) losses on transfer of loans to loans held for sale	(1,676)	466
Net change in operating leases	468	92
(Increase) decrease in other assets	(19,275)	(4,206)
Increase (decrease) in other liabilities	11,071	15,387
Net cash provided by (used in) operating activities	89,273	60,329
Cash flows from investing activities:
Purchases of securities available for sale	(18,250)	(128,970)
Proceeds from sales of securities available for sale	—	65,184
Proceeds from maturities, calls, and pay downs of securities available for sale	76,864	78,276
Proceeds from maturities, calls, and pay downs of securities held to maturity	762	581
Purchases of loans held for investment	(77,571)	(277,333)
Proceeds from sale of loans	63,028	145,513
Net change in loans	227,650	(524,820)
Purchases of premises and equipment, net	(9,899)	(16,283)
Net proceeds from sale of OREO	807	1,918
(Purchases) redemptions of FHLB and other restricted stock, net	1,850	1,396
Net cash (paid for) received in acquisitions	(96,926)	(108,375)
Proceeds from sale of subsidiary or division, net	—	93,835
Net cash provided by (used in) investing activities	168,315	(669,078)
Cash flows from financing activities:
Net increase (decrease) in deposits	105,975	452,582
Increase (decrease) in customer repurchase agreements	8,891	12,159
Increase (decrease) in Federal Home Loan Bank advances	(75,000)	5,000
Proceeds from Paycheck Protection Program Liquidity Facility borrowings	226,630	231,370
Repayment of Paycheck Protection Program Liquidity Facility borrowings	(320,936)	(7,657)
Proceeds from issuance of subordinated notes, net	68,224	—
Repayment of subordinated notes	(50,000)	—
Issuance of preferred stock, net of issuance costs	—	42,364
Preferred dividends	(2,405)	(899)
Stock option exercises	196	—
Proceeds from employee stock purchase plan common stock issuance	449	—
Purchase of treasury stock	(1,241)	(35,772)
Net cash provided by (used in) financing activities	(39,217)	699,147
Net increase (decrease) in cash and cash equivalents	218,371	90,398
Cash and cash equivalents at beginning of period	314,393	197,880
Cash and cash equivalents at end of period	532,764	288,278
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$15,551	$33,868
Income taxes paid, net	$36,353	$4,572
Cash paid for operating lease liabilities	$3,440	$3,183
Supplemental noncash disclosures:
Loans transferred to OREO	$644	$1,012
Loans held for investment transferred to loans held for sale	$76,976	$172,565
Assets transferred to assets held for sale	$—	$84,077
Lease liabilities arising from obtaining right-of-use assets	$19,404	$1,777
Securities available for sale purchased, not settled	$—	$—
Indemnification recognized	$35,633	$—

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to June 30, 2021, management determined that the Company had three reportable segments consisting of Banking, Factoring, and Corporate, and the Banking segment included the operations of TBK Bank and TriumphPay. On June 1, 2021, TriumphPay acquired HubTran, Inc., a cloud-based provider of automation software for the trucking industry’s back office (see Note 2 – Business Combinations and Divestitures for further disclosures regarding the acquisition of HubTran). The acquisition of HubTran allows TriumphPay to create a fully integrated payments network for trucking; servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to a payments network for the trucking industry with a focus on fee revenue. In terms of total revenue, operating income (loss), and total assets, TriumphPay is currently, and has historically been, quantitatively immaterial; however, given the shift in strategy brought on by the acquisition of HubTran as well as significant management and chief operating decision maker focus on TriumphPay operations, management believes disclosing TriumphPay's operations through the Payments segment is qualitatively useful for readers of these financial statements. This change also brings the Company's reportable segments in line with its reporting units used for goodwill impairment evaluation. Prior to the acquisition of HubTran, the Payments reporting unit carried no goodwill. Prior period business segment disclosures have been revised as appropriate to reflect the current period change in reportable segments.
Risks and Uncertainties
Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  While it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of September 30, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.
Financial position and results of operations
The Company’s interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of September 30, 2021 the Company carries $121,000 of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
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
Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for a stated period of time. As of September 30, 2021, the Company’s balance sheet reflected 3 of these deferrals on outstanding loan balances of $32,220,000. In accordance with the CARES Act and March 2020 interagency guidance, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of the Company's best efforts to assist its borrowers and achieve full collection of the Company's investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown. At September 30, 2021, 94% of the $32,220,000 COVID deferral balance was made up of one relationship.
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company has participated in assisting its customers with applications for resources through the program. PPP loans have two-year and five-year terms and earn interest at a 1% coupon. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of September 30, 2021, the Company carried 815 PPP loans representing a book value of $87,413,000. The Company recognized $1,584,000 and $4,524,000 in fees from the SBA on PPP loans during the three and nine months ended September 30, 2021 and carried $3,580,000 of deferred fees on PPP loans at September 30, 2021. The remaining fees will be amortized and recognized over the remaining lives of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)	Initial Values	Measurement Period Adjustments	Adjusted Values
Assets acquired:
Cash	$170	$—	$170
Intangible assets - capitalized software	16,932	—	16,932
Intangible assets - customer relationship	10,360	—	10,360
Other assets	1,546	24	1,570
	29,008	24	29,032
Liabilities assumed:
Deferred income taxes	4,703	(3,230)	1,473
Other liabilities	906	16	922
	5,609	(3,214)	2,395
Fair value of net assets acquired	$23,399	$3,238	$26,637
Consideration:
Cash paid	$97,096	$—	$97,096
Goodwill	$73,697	$(3,238)	$70,459
The Company has recognized goodwill of $70,459,000, which included measurement period adjustments related to customary settlement adjustments and the finalization of the HubTran stub period tax return and its impact on the acquired deferred tax liability. Goodwill was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Payments segment. The goodwill in this acquisition resulted from expected synergies and progress in the development of a fully integrated open loop payments network for the transportation industry. The goodwill will not be deducted for tax purposes. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.
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

Covenant’s indemnification obligations under the Agreement were secured by a pledge of equipment collateral by Covenant with an estimated net orderly liquidation value of $60,000,000 (the “Equipment Collateral”). The Company’s wholly-owned bank subsidiary, TBK Bank, SSB, has provided Covenant with a $45,000,000 line of credit, also secured by the Equipment Collateral, the proceeds of which may be drawn to satisfy Covenant’s indemnification obligations under the Agreement.
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
The Company recognized goodwill of $4,525,000, which included measurement period adjustments related to the finalization of the tax basis of Covenant’s customer intangibles and its impact on the deferred tax liability associated with these intangibles. Goodwill was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Factoring segment. The goodwill in this acquisition resulted from expected synergies and expansion in the factoring market. The goodwill will not be deducted for tax purposes.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The indemnification asset was measured separately from the related covered portfolio. It is not contractually embedded in the covered portfolio nor is it transferable with the covered portfolio should the Company choose to dispose of the portfolio or a portion of the portfolio. The indemnification asset was initially recorded in other assets in the Consolidated Balance Sheets at the time of the TFS Acquisition at a fair value of $30,959,000, measured as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. These cash flows were discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The amount ultimately collected for this asset will be dependent upon the performance of the underlying covered portfolio, the passage of time, and Covenant's willingness and ability to make necessary payments. The terms of the Agreement are such that indemnification has no expiration date and the Company will continue to carry the indemnification asset until ultimate resolution of the covered portfolio. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income, as appropriate, within the Consolidated Statements of Income. The value of the indemnification asset was $4,786,000 and $36,225,000 at September 30, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021, new adverse developments with the largest of the three Over-Formula Advance clients caused the Company to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41,265,000; however, this net charge-off had no impact on credit loss expense for the three months ended March 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed the Company for $35,633,000 of this charge-off by drawing on its secured line of credit, which was reflected on the Company's March 31, 2021 Consolidated Balance Sheet as a current and performing equipment loan held for investment. Given separate developments with the other two Over-Formula Advance clients, the Company reserved an additional $2,844,000 reflected in credit loss expense for the three months ended March 31, 2021. The $2,844,000 increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4,654,000 gain on the indemnification asset which was recorded through non-interest income. Since March 31, 2021, Covenant has paid down its secured line of credit with TBK in its entirety and carries no outstanding balance at September 30, 2021. At September 30, 2021, Covenant had remaining availability of $9,361,000 on its TBK line of credit available to cover our indemnification balance of up to $5,038,000.
During the three months ended September 30, 2021, there were no material changes in the underlying credit quality of the remaining two Over-Formula Advance clients. As such, there were no charge-offs related to these balances and no material adjustments were made to the corresponding ACL balances or the indemnification asset during that period.
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
NOTE 3 - SECURITIES
Equity Securities with Readily Determinable Fair Values
The Company held equity securities with fair values of $5,623,000 and $5,826,000 at September 30, 2021 and December 31, 2020, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Unrealized gains (losses) on equity securities held at the reporting date	$(231)	$(371)	$(203)	$603
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$(231)	$(371)	$(203)	$603

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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2021
Available for sale securities:
U.S. Government agency obligations	$4,999	$2	$—	$—	$5,001
Mortgage-backed securities, residential	17,308	860	(1)	—	18,167
Asset-backed securities	6,860	5	(1)	—	6,864
State and municipal	28,513	662	—	—	29,175
CLO securities	96,928	3,806	(15)	—	100,719
Corporate bonds	1,990	71	—	—	2,061
SBA pooled securities	2,735	94	—	—	2,829
Total available for sale securities	$159,333	$5,500	$(17)	$—	$164,816

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2021
Held to maturity securities:
CLO securities	$7,225	$—	$(1,691)	$5,534
Allowance for credit losses	(1,737)
Total held to maturity securities, net of ACL	$5,488

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2020
Available for sale securities:
U.S. Government agency obligations	$14,942	$146	$—	$—	$15,088
Mortgage-backed securities, residential	26,547	1,139	(2)	—	27,684
Asset-backed securities	7,091	—	(52)	—	7,039
State and municipal	36,238	1,157	—	—	37,395
CLO Securities	118,128	4,335	(259)	—	122,204
Corporate bonds	11,373	205	(5)	—	11,573
SBA pooled securities	3,200	133	(6)	—	3,327
Total available for sale securities	$217,519	$7,115	$(324)	$—	$224,310

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2020
Held to maturity securities:
CLO securities	$7,945	$—	$(2,095)	$5,850
Allowance for credit losses	(2,026)
Total held to maturity securities, net of ACL	$5,919

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The amortized cost and estimated fair value of securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$14,984	$15,046	$—	$—
Due from one year to five years	3,697	3,770	—	—
Due from five years to ten years	72,591	75,497	7,225	5,534
Due after ten years	41,158	42,643	—	—
	132,430	136,956	7,225	5,534
Mortgage-backed securities, residential	17,308	18,167	—	—
Asset-backed securities	6,860	6,864	—	—
SBA pooled securities	2,735	2,829	—	—
	$159,333	$164,816	$7,225	$5,534
Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds	$—	$65,184	$—	$65,184
Gross gains	—	3,217	—	3,217
Gross losses	—	(140)	—	(140)
Net gains and losses from calls of securities	4	32	5	133
Debt securities with a carrying amount of approximately $88,968,000 and $73,056,000 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $776,000 and $1,233,000 at September 30, 2021 and December 31, 2020, respectively, and was included in other assets in the consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2021 and 2020.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	—	—	18	(1)	18	(1)
Asset-backed securities	—	—	5,060	(1)	5,060	(1)
State and municipal	—	—	—	—	—	—
CLO securities	9,972	(9)	2,766	(6)	12,738	(15)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$9,972	$(9)	$7,844	$(8)	$17,816	$(17)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	100	(1)	215	(1)	315	(2)
Asset-backed securities	129	—	6,911	(52)	7,040	(52)
State and municipal	—	—	—	—	—	—
CLO Securities	12,083	(93)	29,785	(166)	41,868	(259)
Corporate bonds	498	(5)	150	—	648	(5)
SBA pooled securities	889	(6)	29	—	918	(6)
	$13,699	$(105)	$37,090	$(219)	$50,789	$(324)
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
At September 30, 2021, the Company had 12 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Held to Maturity CLO Securities	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$1,727	$1,855	$2,026	$—
Impact of adopting ASC 326	—	—	—	126
Credit loss expense	10	106	(289)	1,835
Allowance for credit losses ending balance	$1,737	$1,961	$1,737	$1,961
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2021 and December 31, 2020, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. As of September 30, 2021, $5,810,000 of the Company’s held to maturity securities were classified as nonaccrual.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial real estate	$19,519	$—
1-4 family residential	1,554	6,319
Commercial	5,364	18,227
Total loans held for sale	$26,437	$24,546
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$630,106	$632,182	$(2,076)	$779,158	$782,614	$(3,456)
Construction, land development, land	171,814	171,998	(184)	219,647	220,021	(374)
1-4 family residential	127,073	127,446	(373)	157,147	157,731	(584)
Farmland	82,990	83,549	(559)	103,685	104,522	(837)
Commercial	1,398,497	1,410,739	(12,242)	1,562,957	1,579,841	(16,884)
Factored receivables	1,607,028	1,611,525	(4,497)	1,120,770	1,122,008	(1,238)
Consumer	12,677	12,689	(12)	15,838	15,863	(25)
Mortgage warehouse	752,545	752,545	—	1,037,574	1,037,574	—
Total loans held for investment	4,782,730	$4,802,673	$(19,943)	4,996,776	$5,020,174	$(23,398)
Allowance for credit losses	(41,017)			(95,739)
	$4,741,713			$4,901,037
The difference between the amortized cost and the unpaid principal is primarily (1) premiums and discounts associated with acquired loans totaling $12,119,000 and $18,511,000 at September 30, 2021 and December 31, 2020, respectively, and (2) net deferred origination and factoring fees totaling $7,824,000 and $4,887,000 at September 30, 2021 and December 31, 2020, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $15,235,000 and $18,198,000 at September 30, 2021 and December 31, 2020, respectively, and was included in other assets in the consolidated balance sheets.
At September 30, 2021 and December 31, 2020, the Company had $189,565,000 and $145,892,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At September 30, 2021 and December 31, 2020 the balance of the Over-Formula Advance Portfolio included in factored receivables was $10,077,000 and $62,100,000, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2021 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. In addition to commencing litigation against such customer, we have commenced litigation against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. During the third quarter of 2021 we, together with the USPS, entered into a stipulation of dismissal without prejudice for our initial action with respect to this matter in United States Federal District Court and filed a new action seeking recourse from the USPS in the United States Court of Federal Claims. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, the Company has not reserved for such balance as of September 30, 2021.
Loans with carrying amounts of $1,652,900,000 and $2,255,441,000 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity, Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.
During the three and nine months ended September 30, 2021, loans with carrying amounts of $12,373,000 and $76,976,000, respectively, were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the three and nine months ended September 30, 2021, loans transferred to held for sale were sold resulting in proceeds of $17,446,000 and $63,028,000, respectively. The Company recorded net gains on transfers and sales of loans of $210,000 and $1,676,000, respectively, for the three and nine months ended September 30, 2021, which are recorded as other noninterest income in the consolidated statements of income.
During the three and nine months ended September 30, 2020, loans with a carrying amount of $56,934,000 and $172,565,000, respectively, were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the three and nine months ended September 30, 2020, loans transferred to held for sale were sold resulting in proceeds of $58,313,000 and $145,513,000, respectively. The Company recorded net losses on transfers and sales of loans of $515,000 and $466,000 for the three and nine months ended September 30, 2020.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended September 30, 2021
Commercial real estate	$4,404	$(453)	$(17)	$2	$3,936
Construction, land development, land	1,490	(434)	—	1	1,057
1-4 family residential	545	(64)	(1)	5	485
Farmland	669	(59)	—	—	610
Commercial	15,674	(1,187)	(211)	—	14,276
Factored receivables	21,823	1,186	(3,597)	239	19,651
Consumer	236	153	(139)	—	250
Mortgage warehouse	853	(101)	—	—	752
	$45,694	$(959)	$(3,965)	$247	$41,017

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Initial ACL on Loans Purchased with Credit Deterioration	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended September 30, 2020
Commercial real estate	$15,539	$—	$(2,440)	$—	$53	$13,152
Construction, land development, land	5,917	—	(319)	—	2	5,600
1-4 family residential	2,027	—	(56)	(6)	7	1,972
Farmland	958	—	(95)	—	—	863
Commercial	23,283	—	(657)	(528)	615	22,713
Factored receivables	5,244	37,415	3,059	(773)	40	44,985
Consumer	768	—	29	(118)	31	710
Mortgage warehouse	877	—	123	—	—	1,000
	$54,613	$37,415	$(356)	$(1,425)	$748	$90,995

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2021
Commercial real estate	$10,182	$(6,239)	$(17)	$10	$3,936
Construction, land development, land	3,418	(2,352)	(12)	3	1,057
1-4 family residential	1,225	(804)	(26)	90	485
Farmland	832	(222)	—	—	610
Commercial	22,040	(7,936)	(426)	598	14,276
Factored receivables	56,463	8,547	(45,683)	324	19,651
Consumer	542	(99)	(285)	92	250
Mortgage warehouse	1,037	(285)	—	—	752
	$95,739	$(9,390)	$(46,449)	$1,117	$41,017

(Dollars in thousands)	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Credit Loss Expense	Charge-offs	Recoveries	Reclassification to Held For Sale	Ending Balance
Nine months ended September 30, 2020
Commercial real estate	$5,353	$1,372	$—	$6,366	$—	$61	$—	$13,152
Construction, land development, land	1,382	(187)	—	4,400	—	5	—	5,600
1-4 family residential	308	513	—	1,138	(27)	40	—	1,972
Farmland	670	437	—	(324)	—	80	—	863
Commercial	12,566	(184)	—	11,004	(1,173)	949	(449)	22,713
Factored receivables	7,657	(1,630)	37,415	4,475	(3,027)	95	—	44,985
Consumer	488	(52)	—	583	(410)	101	—	710
Mortgage warehouse	668	—	—	332	—	—	—	1,000
	$29,092	$269	$37,415	$27,974	$(4,637)	$1,331	$(449)	$90,995
The ACL was estimated using the current expected credit loss model. The primary reasons for the decrease in required ACL during the nine months ended September 30, 2021 are net charge-offs on PCD Over-Formula Advances (classified as factored receivables) and improvement of the loss drivers that the Company forecasts to calculate expected losses during the period.
The primary reason for the decrease in required ACL during the three months ended September 30, 2021 is a decrease in specific reserves commensurate with a decrease in nonperforming loans.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management determined that the $62,200,000 in Over-Formula Advances obtained through the TFS Acquisition during 2020 had experienced more than insignificant credit deterioration since origination and thus deemed those Over-Formula Advances to be purchased credit deteriorated ("PCD"). The total remaining ACL on all acquired PCD Over-Formula Advances was approximately $10,077,000 at September 30, 2021 compared to $48,485,000 at December 31, 2020. The primary driver of the decrease in required ACL during the nine months ended September 30, 2021 was a net charge-off of $41,265,000 due from the largest acquired Over-Formula Advance client. This was partially offset by an additional $2,844,000 million of reserve required across the two remaining Over-Formula Advance clients. As of September 30, 2021, the entire remaining acquired PCD Over-Formula Advance balance was fully reserved. See Note 2 – Business Combinations and Divestitures for further discussion of Over-Formula Advance activity.
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
For all DCF models at September 30, 2021, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2021, as compared to December 31, 2020, the Company forecasted a significant decrease in national unemployment, an increase in one-year percentage change in national retail sales, an increase in one-year percentage change in the national home price index, and an increase in one-year percentage change in national gross domestic product. At September 30, 2021, for percentage changes in national retail sales, national home price index and national gross domestic product, the Company projected significant growth in the first projected quarter followed by percentage change growth for the last three projected quarters resembling something closer to pre-COVID-19 levels albeit slightly more modest. Projected unemployment rates used by the Company are relatively stable over the four projected quarters at levels somewhat higher than pre-COVID-19 conditions.
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
For the nine months ended September 30, 2021, in addition to the impact of changes to the ACL on acquired PCD Over-Formula Advances previously discussed, changes in projected loss drivers and assumptions over the reasonable and supportable forecast period decreased the required ACL by $10,319,000. Further, the Company experienced a net reserve release of specific reserves on non-PCD loans. Changes in loan volume and mix during the nine months ended September 30, 2021 also decreased the ACL during the period. Non-PCD-related net charge-offs reduced the ACL by $4,067,000 during the nine months ended September 30, 2021.
For the three months ended September 30, 2021, changes in projected loss drivers and assumptions over the reasonable and supportable forecast period decreased the required ACL by $177,000. Further, the Company experienced a net reserve release of specific reserves on non-PCD loans. Changes in loan volume and mix during the three months ended September 30, 2021 did not have a significant impact the ACL during the period. Non-PCD-related net charge-offs reduced the ACL by $3,718,000 during the three months ended September 30, 2021.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
September 30, 2021
Commercial real estate	$3,544	$—	$—	$142	$3,686	$267
Construction, land development, land	1,008	—	—	—	1,008	—
1-4 family residential	1,260	—	—	168	1,428	10
Farmland	1,916	—	130	—	2,046	—
Commercial	569	—	4,266	3,062	7,897	2,187
Factored receivables	—	45,524	—	—	45,524	11,650
Consumer	—	—	—	251	251	—
Mortgage warehouse	—	—	—	—	—	—
Total	$8,297	$45,524	$4,396	$3,623	$61,840	$14,114
At September 30, 2021 the balance of the Over-Formula Advance Portfolio included in factored receivables $10,077,000 and was fully reserved. At September 30, 2021 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
September 30, 2021
Commercial real estate	$376	$—	$16	$392	$629,714	$630,106	$—
Construction, land development, land	—	—	977	977	170,837	171,814	—
1-4 family residential	680	437	720	1,837	125,236	127,073	—
Farmland	—	—	550	550	82,440	82,990	—
Commercial	1,541	141	3,843	5,525	1,392,972	1,398,497	84
Factored receivables	49,084	14,643	36,936	100,663	1,506,365	1,607,028	36,936
Consumer	300	41	85	426	12,251	12,677	—
Mortgage warehouse	—	—	—	—	752,545	752,545	—
Total	$51,981	$15,262	$43,127	$110,370	$4,672,360	$4,782,730	$37,020

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2020
Commercial real estate	$1,512	$147	$7,623	$9,282	$769,876	$779,158	$—
Construction, land development, land	185	1,001	323	1,509	218,138	219,647	22
1-4 family residential	1,978	448	952	3,378	153,769	157,147	—
Farmland	407	1,000	300	1,707	101,978	103,685	—
Commercial	2,084	1,765	5,770	9,619	1,553,338	1,562,957	35
Factored receivables	33,377	28,506	72,717	134,600	986,170	1,120,770	72,717
Consumer	385	116	81	582	15,256	15,838	—
Mortgage warehouse	—	—	—	—	1,037,574	1,037,574	—
Total	$39,928	$32,983	$87,766	$160,677	$4,836,099	$4,996,776	$72,774
At September 30, 2021 and December 31, 2020, total past due Over-Formula Advances recorded in factored receivables was $10,077,000 and $62,100,000, respectively, all of which was considered past due 90 days or more. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition. At September 30, 2021 and December 31, 2020, the Misdirected Payments totaled $19,361,000 and $19,600,000, respectively. At September 30, 2021, the entire $19,361,000 balance of the Misdirected Payments was considered past due 90 days or more, and at December 31, 2020 approximately $6,000,000 was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets at September 30, 2021. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$2,113	$1,438	$9,945	$3,461
Construction, land development, land	986	986	2,294	1,199
1-4 family residential	1,310	1,262	1,848	1,651
Farmland	2,046	2,046	2,531	2,531
Commercial	7,828	4,262	17,202	4,891
Factored receivables	—	—	—	—
Consumer	251	251	253	188
Mortgage warehouse	—	—	—	—
	$14,534	$10,245	$34,073	$13,921
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Commercial real estate	$—	$371	$8	$435
Construction, land development, land	—	1	—	1
1-4 family residential	—	21	1	31
Farmland	—	36	6	36
Commercial	—	37	23	76
Factored receivables	—	—	—	—
Consumer	3	—	3	2
Mortgage warehouse	—	—	—	—
	$3	$466	$41	$581

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There was no interest earned on nonaccrual loans during the three and nine months ended September 30, 2021 and 2020.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans(1)	$14,534	$34,073
Factored receivables greater than 90 days past due	26,859	13,927
Other nonperforming factored receivables(2)	1,428	10,029
Troubled debt restructurings accruing interest	17	3
	$42,838	$58,032
(1)Includes troubled debt restructurings of $5,048,000 and $13,321,000 at September 30, 2021 and December 31, 2020, respectively.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of September 30, 2021 and December 31, 2020, based on the most recent analysis performed, the risk category of loans is as follows:

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
September 30, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate
Pass	$161,022	$254,852	$48,186	$33,865	$56,081	$46,685	$25,243	$—	$625,934
Classified	690	3,425	41	—	16	—	—	—	4,172
Total commercial real estate	$161,712	$258,277	$48,227	$33,865	$56,097	$46,685	$25,243	$—	$630,106

Construction, land development, land
Pass	$76,239	$57,943	$12,580	$21,680	$1,214	$1,159	$9	$—	$170,824
Classified	—	845	—	—	—	145	—	—	990
Total construction, land development, land	$76,239	$58,788	$12,580	$21,680	$1,214	$1,304	$9	$—	$171,814

1-4 family residential
Pass	$21,915	$18,191	$9,961	$7,170	$10,068	$25,998	$32,018	$327	$125,648
Classified	219	240	53	7	8	816	82	—	1,425
Total 1-4 family residential	$22,134	$18,431	$10,014	$7,177	$10,076	$26,814	$32,100	$327	$127,073

Farmland
Pass	$11,922	$14,111	$11,021	$8,749	$10,212	$22,761	$1,283	$130	$80,189
Classified	699	524	650	336	128	307	157	—	2,801
Total farmland	$12,621	$14,635	$11,671	$9,085	$10,340	$23,068	$1,440	$130	$82,990

Commercial
Pass	$419,788	$401,324	$92,389	$25,544	$17,534	$7,485	$413,973	$436	$1,378,473
Classified	1,422	7,995	5,493	571	66	464	4,013	—	20,024
Total commercial	$421,210	$409,319	$97,882	$26,115	$17,600	$7,949	$417,986	$436	$1,398,497

Factored receivables
Pass	$1,575,756	$—	$—	$—	$—	$—	$—	$—	$1,575,756
Classified	10,594	20,678	—	—	—	—	—	—	31,272
Total factored receivables	$1,586,350	$20,678	$—	$—	$—	$—	$—	$—	$1,607,028

Consumer
Pass	$2,173	$2,072	$805	$689	$2,739	$3,881	$68	$—	$12,427
Classified	5	—	—	1	123	121	—	—	250
Total consumer	$2,178	$2,072	$805	$690	$2,862	$4,002	$68	$—	$12,677

Mortgage warehouse
Pass	$752,545	$—	$—	$—	$—	$—	$—	$—	$752,545
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$752,545	$—	$—	$—	$—	$—	$—	$—	$752,545

Total loans
Pass	$3,021,360	$748,493	$174,942	$97,697	$97,848	$107,969	$472,594	$893	$4,721,796
Classified	13,629	33,707	6,237	915	341	1,853	4,252	—	60,934
Total loans	$3,034,989	$782,200	$181,179	$98,612	$98,189	$109,822	$476,846	$893	$4,782,730

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2020	2020	2019	2018	2017	2016	Prior
Commercial real estate
Pass	$271,406	$94,085	$62,075	$49,115	$27,921	$230,731	$27,666	$908	$763,907
Classified	10,298	2,239	133	1,367	664	550	—	—	15,251
Total commercial real estate	$281,704	$96,324	$62,208	$50,482	$28,585	$231,281	$27,666	$908	$779,158

Construction, land development, land
Pass	$72,149	$12,490	$11,829	$5,820	$8,946	$105,584	$12	$500	$217,330
Classified	2,031	34	—	—	—	252	—	—	2,317
Total construction, land development, land	$74,180	$12,524	$11,829	$5,820	$8,946	$105,836	$12	$500	$219,647

1-4 family residential
Pass	$58,300	$11,280	$11,425	$8,982	$4,400	$20,167	$35,326	$5,320	$155,200
Classified	1,473	149	137	23	11	49	105	—	1,947
Total 1-4 family residential	$59,773	$11,429	$11,562	$9,005	$4,411	$20,216	$35,431	$5,320	$157,147

Farmland
Pass	$37,212	$10,095	$7,388	$15,262	$7,908	$20,572	$1,421	$486	$100,344
Classified	994	407	403	—	22	590	925	—	3,341
Total farmland	$38,206	$10,502	$7,791	$15,262	$7,930	$21,162	$2,346	$486	$103,685

Commercial
Pass	$470,477	$162,203	$127,569	$94,154	$70,405	$181,312	$416,197	$11,396	$1,533,713
Classified	8,128	2,390	983	190	4,470	2,787	10,296	—	29,244
Total commercial	$478,605	$164,593	$128,552	$94,344	$74,875	$184,099	$426,493	$11,396	$1,562,957

Factored receivables
Pass	$1,081,316	$—	$—	$—	$—	$—	$—	$—	$1,081,316
Classified	39,454	—	—	—	—	—	—	—	39,454
Total factored receivables	$1,120,770	$—	$—	$—	$—	$—	$—	$—	$1,120,770

Consumer
Pass	$8,382	$2,251	$1,336	$1,258	$688	$1,594	$74	$—	$15,583
Classified	146	28	18	36	11	16	—	—	255
Total consumer	$8,528	$2,279	$1,354	$1,294	$699	$1,610	$74	$—	$15,838

Mortgage warehouse
Pass	$1,037,574	$—	$—	$—	$—	$—	$—	$—	$1,037,574
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,037,574	$—	$—	$—	$—	$—	$—	$—	$1,037,574

Total loans
Pass	$3,036,816	$292,404	$221,622	$174,591	$120,268	$559,960	$480,696	$18,610	$4,904,967
Classified	62,524	5,247	1,674	1,616	5,178	4,244	11,326	—	91,809
Total loans	$3,099,340	$297,651	$223,296	$176,207	$125,446	$564,204	$492,022	$18,610	$4,996,776
Troubled Debt Restructurings and Loan Modifications
The Company had troubled debt restructurings with an amortized cost of $5,065,000 and $13,324,000 as of September 30, 2021 and December 31, 2020, respectively. The Company had allocated $1,292,000 and $2,469,000 of allowance for those loans at September 30, 2021 and December 31, 2020, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the three and nine months ended September 30, 2021 and 2020. The Company did not grant principal reductions on any restructured loans.

(Dollars in thousands)	Extended Amortization Period	Payment Deferrals	Protective Advances	Total Modifications	Number of Loans
Nine months ended September 30, 2021
Commercial real estate	$—	$—	$741	$741	1

Three months ended September 30, 2020
Commercial	123	3,503	—	3,626	14

Nine months ended September 30, 2020
Commercial real estate	$—	$246	$—	$246	2
Construction, land development, land	$8	$—	$—	$8	1
Farmland	3,486	—	—	3,486	1
Commercial	4,714	9,296	—	14,010	19
	$8,208	$9,542	$—	$17,750	23
There were no loans modified as troubled debt restructurings during the three months ended September 30, 2021.
During the nine months ended September 30, 2021, the Company had three loans modified as troubled debt restructurings with a recorded investment of $1,681,000 for which there were payment defaults within twelve months following the modification. During the nine months ended September 30, 2020, the Company had two loans modified as troubled debt restructurings with a recorded investment of $18,000 for which there were payment defaults within twelve months following the modification. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.
The following table summarizes the balance of loans modified for borrowers impacted by the COVID-19 pandemic.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Total modifications	—	12,625	10,459	617,976
These modifications primarily consisted of payment deferrals to assist customers. As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES act or Interagency Guidance, they are not considered troubled debt restructurings. The following table summarized the amortized cost of loans with payments currently in deferral and the accrued interest related to the loans with payments in deferral at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

September 30, 2021
Commercial real estate	$630,106	$30,389	4.8%	$105
Construction, land development, land	171,814	1,340	0.8%	5
1-4 family residential	127,073	491	0.4%	11
Farmland	82,990	—	—%	—
Commercial	1,398,497	—	—%	—
Factored receivables	1,607,028	—	—%	—
Consumer	12,677	—	—%	—
Mortgage warehouse	752,545	—	—%	—
Total	$4,782,730	$32,220	0.7%	$121

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

December 31, 2020
Commercial real estate	$779,158	$69,980	9.0%	$357
Construction, land development, land	219,647	18,821	8.6%	183
1-4 family residential	157,147	1,129	0.7%	15
Farmland	103,685	—	—%	—
Commercial	1,562,957	14,561	0.9%	166
Factored receivables	1,120,770	—	—%	—
Consumer	15,838	106	0.7%	5
Mortgage warehouse	1,037,574	—	—%	—
Total	$4,996,776	$104,597	2.1%	$726
Residential Real Estate Loans In Process of Foreclosure
At September 30, 2021 and December 31, 2020, the Company had $375,000 and $251,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Goodwill	$233,727	$163,209

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(30,784)	$12,794	$43,578	$(27,436)	$16,142
Software intangible assets	16,932	(1,411)	15,521	—	—	—
Other intangible assets	29,560	(11,547)	18,013	19,200	(8,629)	10,571
	$90,070	$(43,742)	$46,328	$62,778	$(36,065)	$26,713
The changes in goodwill and intangible assets during the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$286,567	$186,162	$189,922	$190,286
Acquired goodwill	—	4,520	73,697	4,520
Acquired intangible assets	—	3,500	27,292	3,500
Acquired goodwill - measurement period adjustment	(3,238)	—	(3,179)	—
Amortization of intangibles	(3,274)	(2,141)	(7,677)	(6,265)
Ending balance	$280,055	$192,041	$280,055	$192,041

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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate interest bearing deposits. During 2021, the Company estimates that an additional $58,000 will be reclassified as an increase in interest expense.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

	Derivative Assets
	As of September 30, 2021			As of December 31, 2020
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value Total	Notional Amount	Balance Sheet Location	Fair Value Total
Derivatives designated as hedging instruments:
Interest rate swaps	$200,000	Other Assets	$3,948	$200,000	Other Assets	$816

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax:

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
(Dollars in thousands)
Three Months Ended September 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$7	$7	Interest Expense	$18	$18

Three Months Ended September 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$257	$257	Interest Expense	$(16)	$(16)

Nine Months Ended September 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,386	$2,386	Interest Expense	$70	$70

Nine Months Ended September 30, 2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$11	$11	Interest Expense	$(16)	$(16)
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
As of September 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $0. As of September 30, 2021, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $3,940,000.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $5,488,000 and $5,919,000 at September 30, 2021 and December 31, 2020, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 8 - BORROWINGS
Subordinated Notes
On September 30, 2016, the Company issued $50,000,000 of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2016 Notes”). The 2016 Notes initially bear interest at 6.50% per annum, payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. The Company redeemed the 2016 Notes in whole on September 30, 2021 at which time $755,000 in remaining deferred costs were recognized through interest expense.
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
The 2019 Notes are included on the consolidated balance sheets as liabilities at their carrying values of $38,479,000 and $38,356,000 at September 30, 2021 and December 31, 2020, respectively; however, for regulatory purposes, the carrying value of these obligations were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the 2019 Notes totaled $1,218,000, including an underwriting discount of $593,000, and have been netted against the subordinated notes liability on the balance sheet. The underwriting discount and other debt issuance costs are being amortized using the effective interest method through the earliest redemption date and recognized as a component of interest expense.
On August 26, 2021, the Company issued $70,000,000 of Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2021 Notes”). The 2021 Notes initially bear interest at 3.500% per annum, payable semi-annually in arrears, to, but excluding, September 1, 2026, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to a benchmark rate, initially the three-month term secured overnight financing rate ("SOFR"), as determined for the applicable quarterly period, plus 2.860%. The Company may, at its option, beginning on September 1, 2026 and on any scheduled interest payment date thereafter, redeem the 2021 Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.
The 2021 Notes are included on the consolidated balance sheets as liabilities at their carrying values of $68,276,000 at September 30, 2021; however, for regulatory purposes, the carrying value of these obligations were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the 2021 Notes totaled $1,776,000, including a placement fee of $1,225,000, and have been netted against the subordinated notes liability on the balance sheet. The underwriting discount and other debt issuance costs are being amortized using the effective interest method through the earliest redemption date and recognized as a component of interest expense.
The subordinated notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.
There have been no other material changes to the Company's borrowings disclosed in Note 12 of the Company’s 2020 Form 10-K.

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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$25,574	$381,584	$407,158	$43,406	$547,430	$590,836
Standby letters of credit	$7,819	$5,782	$13,601	$5,464	$8,429	$13,893
Commitments to purchase loans	$—	$88,620	$88,620	$—	$66,373	$66,373
Mortgage warehouse commitments	$—	$844,903	$844,903	$—	$417,722	$417,722
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At September 30, 2021 and December 31, 2020, the allowance for credit losses on off-balance sheet credit exposures totaled $3,846,000 and $5,005,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Credit loss expense (benefit)	$(238)	$(8)	$(1,159)	$3,840

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
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2021	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$5,001	$—	$5,001
Mortgage-backed securities, residential	—	18,167	—	18,167
Asset-backed securities	—	6,864	—	6,864
State and municipal	—	29,175	—	29,175
CLO securities	—	100,719	—	100,719
Corporate bonds	—	2,061	—	2,061
SBA pooled securities	—	2,829	—	2,829
	$—	$164,816	$—	$164,816

Equity securities
Mutual fund	$5,623	$—	$—	$5,623

Loans held for sale	$—	$26,437	$—	$26,437

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$3,948	$—	$3,948

Indemnification asset	$—	$—	$4,786	$4,786

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$15,088	$—	$15,088
Mortgage-backed securities, residential	—	27,684	—	27,684
Asset-backed securities	—	7,039	—	7,039
State and municipal	—	37,395	—	37,395
CLO Securities	—	122,204	—	122,204
Corporate bonds	—	11,573	—	11,573
SBA pooled securities	—	3,327	—	3,327
	$—	$224,310	$—	$224,310

Equity securities
Mutual fund	$5,826	$—	$—	$5,826

Loans held for sale	$—	$24,546	$—	$24,546

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$816	$—	$816

Indemnification asset	$—	$—	$36,225	$36,225
There were no transfers between levels during 2021 or 2020.
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At September 30, 2021 and December 31, 2020, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $5,038,000 and $39,200,000, respectively, and a discount rate of 5.0% and 8.8%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$5,246	$—	$36,225	$—
Indemnification asset recognized in business combination	—	30,959	—	30,959
Change in fair value of indemnification asset recognized in earnings	(460)	—	4,194	—
Indemnification recognized	—	—	(35,633)	—
Ending balance	$4,786	$30,959	$4,786	$30,959

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2021	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$408	$408
Construction, land development, land	—	—	—	—
1-4 family residential	—	—	38	38
Commercial	—	—	1,379	1,379
Factored receivables	—	—	33,874	33,874
Consumer	—	—	—	—
Other real estate owned (1)
Commercial real estate	—	—	18	18
1-4 family residential	—	—	65	65
Construction	—	—	167	167
	$—	$—	$35,949	$35,949

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$5,107	$5,107
Construction, land development, land	—	—	824	824
1-4 family residential	—	—	—	—
Commercial	—	—	2,355	2,355
Factored receivables	—	—	41,065	41,065
Consumer	—	—	3	3
PCI
Other real estate owned (1)
Commercial real estate	—	—	273	273
1-4 family residential	—	—	114	114
Farmland	—	—	209	209
	$—	$—	$49,950	$49,950
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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at September 30, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
September 30, 2021		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$532,764	$532,764	$—	$—	$532,764
Securities - held to maturity	5,488	—	—	5,534	5,534
Loans not previously presented, gross	4,747,031	142,996	—	4,611,706	4,754,702
FHLB and other restricted stock	4,901	N/A	N/A	N/A	N/A
Accrued interest receivable	16,031	16,031	—	—	16,031

Financial liabilities:
Deposits	4,822,575	—	4,823,597	—	4,823,597
Customer repurchase agreements	11,990	—	11,990	—	11,990
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Paycheck Protection Program Liquidity Facility	97,554	—	97,554	—	97,554
Subordinated notes	106,755	—	107,536	—	107,536
Junior subordinated debentures	40,467	—	41,085	—	41,085
Accrued interest payable	1,976	1,976	—	—	1,976

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2020		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$314,393	$314,393	$—	$—	$314,393
Securities - held to maturity	5,919	—	—	5,850	5,850
Loans not previously presented, gross	4,953,399	195,739	—	4,783,143	4,978,882
FHLB and other restricted stock	6,751	N/A	N/A	N/A	N/A
Accrued interest receivable	19,435	19,435	—	—	19,435

Financial liabilities:
Deposits	4,716,600	—	4,719,625	—	4,719,625
Customer repurchase agreements	3,099	—	3,099	—	3,099
Federal Home Loan Bank advances	105,000	—	105,000	—	105,000
Paycheck Protection Program Liquidity Facility	191,860	—	191,860	—	191,860
Subordinated notes	87,509	—	89,413	—	89,413
Junior subordinated debentures	40,072	—	40,379	—	40,379
Accrued interest payable	4,270	4,270	—	—	4,270

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2021 and December 31, 2020, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2021 and December 31, 2020, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2021 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$727,171	13.7%	$424,625	8.0%	N/A	N/A
TBK Bank, SSB	$655,551	12.5%	$419,553	8.0%	$524,441	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$587,326	11.1%	$317,474	6.0%	N/A	N/A
TBK Bank, SSB	$623,674	11.9%	$314,457	6.0%	$419,277	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$501,859	9.4%	$240,252	4.5%	N/A	N/A
TBK Bank, SSB	$623,674	11.9%	$235,843	4.5%	$340,662	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$587,326	10.4%	$225,895	4.0%	N/A	N/A
TBK Bank, SSB	$623,674	11.1%	$224,747	4.0%	$280,934	5.0%
As of December 31, 2020
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$715,142	13.0%	$440,087	8.0%	N/A	N/A
TBK Bank, SSB	$653,359	12.1%	$431,973	8.0%	$539,966	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$581,580	10.6%	$329,196	6.0%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$323,223	6.0%	$430,964	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$496,508	9.0%	$248,254	4.5%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$242,417	4.5%	$350,158	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$581,580	10.8%	$215,400	4.0%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$215,482	4.0%	$269,353	5.0%
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at September 30, 2021 and December 31, 2020. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At September 30, 2021 and December 31, 2020, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 13 – STOCKHOLDERS’ EQUITY
The following summarizes the capital structure of Triumph Bancorp, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	September 30, 2021	December 31, 2020
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	September 30, 2021	December 31, 2020
Shares authorized	50,000,000	50,000,000
Shares issued	28,224,921	27,951,721
Treasury shares	(3,101,579)	(3,083,503)
Shares outstanding	25,123,342	24,868,218
Par value per share	$0.01	$0.01
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
Stock Repurchase Programs
During the three months ended March 31, 2020, the Company repurchased 871,319 shares into treasury stock under the Company’s stock repurchase program at an average price of $40.81, for a total of $35,600,000, effectively completing the $50,000,000 stock repurchase program authorized by the Company’s board of directors on October 16, 2019. No shares were repurchased during the nine months ended September 30, 2021 under a stock repurchase program.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14 – STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $4,445,000 and $1,309,000 for the three months ended September 30, 2021 and 2020, respectively, and $9,181,000 and $3,443,000 for the nine months ended September 30, 2021 and 2020, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2021 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	205,536	29.17
Granted	232,551	87.60
Vested	(78,017)	34.08
Forfeited	(3,907)	50.51
Nonvested at September 30, 2021	356,163	66.01
RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2021, there was $15,794,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 3.42 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2021 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	89,713	33.34
Granted	17,757	84.47
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2021	107,470	41.79
RSUs granted to employees under the Omnibus Incentive Plan typically vest after four to five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2021, there was $2,519,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.67 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2021 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at Nonvested at January 1, 2021	85,611	$35.65
Granted	13,520	98.03
Vested	—	—
Forfeited	(4,147)	55.02
Nonvested at September 30, 2021	94,984	$43.68
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
As of September 30, 2021, there was $1,962,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.06 years.
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2021 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	256,625	$37.56
Granted	9,000	88.63
Vested	—	—
Forfeited	(6,242)	38.02
Nonvested at September 30, 2021	259,383	$39.32
Performance Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. Compensation expense for the Performance Based PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. As of September 30, 2021, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $20,396,000, and the remaining performance period over which the cost could be recognized was 1.25 years. No compensation cost was recorded during the three and nine months ended September 30, 2021 and 2020.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the nine months ended September 30, 2021 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2021	227,986	$25.16
Granted	16,939	88.63
Exercised	(48,541)	24.30
Forfeited or expired	—	—
Outstanding at September 30, 2021	196,384	$31.11	6.41	$13,554

Fully vested shares and shares expected to vest at September 30, 2021	196,384	$31.11	6.41	$13,554

Shares exercisable at September 30, 2021	136,032	$24.02	5.51	$10,163
Information related to the stock options for the nine months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2021	2020
Aggregate intrinsic value of options exercised	$2,407	$10
Cash received from option exercises	196	—
Tax benefit realized from option exercises	506	2
Weighted average fair value per share of options granted	$35.37	$8.85
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
As of September 30, 2021, there was $512,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.94 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employee Stock Purchase Plan
On April 1, 2019, the Company’s Board of Directors adopted the Triumph Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”) and reserved 2,500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on May 16, 2019. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. The first offering period commenced on February 1, 2021 and during the three and nine months ended September 30, 2021, 9,101 shares were issued under the plan.
NOTE 15 – EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Basic
Net income to common stockholders	$23,627	$22,005	$83,929	$30,995
Weighted average common shares outstanding	24,759,419	24,592,092	24,719,861	24,298,897
Basic earnings per common share	$0.95	$0.89	$3.40	$1.28
Diluted
Net income to common stockholders	$23,627	$22,005	$83,929	$30,995
Weighted average common shares outstanding	24,759,419	24,592,092	24,719,861	24,298,897
Dilutive effects of:
Assumed exercises of stock options	121,110	48,102	129,149	53,232
Restricted stock awards	141,204	67,907	146,172	65,893
Restricted stock units	74,268	18,192	71,620	15,198
Performance stock units - market based	131,346	76,095	131,275	30,995
Performance stock units - performance based	—	—	—	—
Employee stock purchase program	616	—	1,914	—
Average shares and dilutive potential common shares	25,227,963	24,802,388	25,199,991	24,464,215
Diluted earnings per common share	$0.94	$0.89	$3.33	$1.27
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	16,939	98,513	16,939	98,513
Restricted stock awards	—	—	195,640	—
Restricted stock units	—	—	17,757	—
Performance stock units - market based	12,020	—	12,020	—
Performance stock units - performance based	259,383	261,125	259,383	261,125
Employee stock purchase program	—	—	—	—

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

(Dollars in thousands)
Three months ended September 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$46,175	$47,222	$3,295	$43	$96,735
Intersegment interest allocations	2,452	(2,341)	(111)	—	—
Total interest expense	2,073	—	—	2,891	4,964
Net interest income (expense)	46,554	44,881	3,184	(2,848)	91,771
Credit loss expense (benefit)	(2,399)	1,164	38	10	(1,187)
Net interest income after credit loss expense	48,953	43,717	3,146	(2,858)	92,958
Noninterest income	7,371	1,557	3,086	41	12,055
Noninterest expense	41,183	19,106	11,416	1,108	72,813
Operating income (loss)	$15,141	$26,168	$(5,184)	$(3,925)	$32,200

(Dollars in thousands)
Three months ended September 30, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$50,927	$30,068	$1,361	$8	$82,364
Intersegment interest allocations	3,459	(3,312)	(147)	—	—
Total interest expense	6,176	—	—	1,809	7,985
Net interest income (expense)	48,210	26,756	1,214	(1,801)	74,379
Credit loss expense (benefit)	(3,419)	3,053	2	106	(258)
Net interest income after credit loss expense	51,629	23,703	1,212	(1,907)	74,637
Noninterest income	7,443	3,157	47	(154)	10,493
Noninterest expense	37,389	13,665	3,195	1,048	55,297
Operating income (loss)	$21,683	$13,195	$(1,936)	$(3,109)	$29,833

(Dollars in thousands)
Nine months ended September 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$144,087	$127,699	$7,939	$51	$279,776
Intersegment interest allocations	8,117	(7,700)	(417)	—	—
Total interest expense	8,225	—	—	6,478	14,703
Net interest income (expense)	143,979	119,999	7,522	(6,427)	265,073
Credit loss expense (benefit)	(19,187)	8,091	548	(290)	(10,838)
Net interest income after credit loss expense	163,166	111,908	6,974	(6,137)	275,911
Noninterest income	25,139	10,710	4,242	151	40,242
Noninterest expense	122,497	52,433	26,393	3,180	204,503
Operating income (loss)	$65,808	$70,185	$(15,177)	$(9,166)	$111,650

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)
Nine months ended September 30, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$155,517	$73,952	$2,440	$267	$232,176
Intersegment interest allocations	9,139	(8,873)	(266)	—	—
Total interest expense	25,368	—	—	5,678	31,046
Net interest income (expense)	139,288	65,079	2,174	(5,411)	201,130
Credit loss expense (benefit)	27,211	4,437	167	1,834	33,649
Net interest income after credit loss expense	112,077	60,642	2,007	(7,245)	167,481
Gain on sale of subsidiary or division	9,758	—	—	—	9,758
Other noninterest income	22,512	5,524	74	131	28,241
Noninterest expense	113,047	37,695	8,954	3,080	162,776
Operating income (loss)	$31,300	$28,471	$(6,873)	$(10,194)	$42,704
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
September 30, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,686,761	$1,559,378	$242,446	$975,939	$(2,439,989)	$6,024,535
Gross loans	$4,390,659	$1,479,989	$127,039	$700	$(1,215,657)	$4,782,730

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,791,537	$1,121,704	$115,836	$861,967	$(1,955,253)	$5,935,791
Gross loans	$4,788,093	$1,036,548	$84,222	$800	$(912,887)	$4,996,776

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act. As of September 30, 2021, we had consolidated total assets of $6.025 billion, total loans held for investment of $4.783  billion, total deposits of $4.823 billion and total stockholders’ equity of $820.7 million.
Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial finance product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Our commercial finance product lines generate attractive returns and include asset-based lending and equipment lending products offered on a nationwide basis. Additionally, we offer mortgage warehouse and liquid credit lending products on a nationwide basis to provide further asset base diversification and stable deposits.
Year to date, our aggregate outstanding balances for these banking products has decreased $700.3 million, or 18.1%, to $3.176 billion as of September 30, 2021. The following table sets forth our banking loans:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Banking
Commercial real estate	$630,106	$779,158
Construction, land development, land	171,814	219,647
1-4 family residential	127,073	157,147
Farmland	82,990	103,685
Commercial - General	289,242	340,850
Commercial - Paycheck Protection Program	87,413	189,857
Commercial - Agriculture	77,263	94,572
Commercial - Equipment	588,105	573,163
Commercial - Asset-based lending	213,927	180,488
Commercial - Liquid Credit	142,547	184,027
Consumer	12,677	15,838
Mortgage Warehouse	752,545	1,037,574
Total banking loans	$3,175,702	$3,876,006
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

We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the nine months ended September 30, 2021, our Banking segment generated 53% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 43% of our total revenue, our Payments segment generated 4% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
Third Quarter 2021 Overview
Net income available to common stockholders for the three months ended September 30, 2021 was $23.6 million, or $0.94 per diluted share, compared to net income to common stockholders for the three months ended September 30, 2020 of $22.0 million, or $0.89 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $22.6 million, or $0.91 per diluted share, for the three months ended September 30, 2020. For the three months ended September 30, 2021, our return on average common equity was 12.13% and our return on average assets was 1.61%.
Net income available to common stockholders for the nine months ended September 30, 2021 was $83.9 million, or $3.33 per diluted share, compared to net income available to common stockholders for the nine months ended September 30, 2020 of $31.0 million, or $1.27 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $86.2 million, or $3.42 per diluted share, for the nine months ended September 30, 2021 and $24.3 million, or $0.99 per diluted share, for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, our return on average common equity was 15.18% and our return on average assets was 1.91%.
At September 30, 2021, we had total assets of $6.025 billion, including gross loans of $4.783 billion, compared to $5.936 billion of total assets and $4.997 billion of gross loans at December 31, 2020. Total loans decreased $214.0 million during the nine months ended September 30, 2021. Our Banking loans, which constitute 66% of our total loan portfolio at September 30, 2021, decreased from $3.876 billion in aggregate as of December 31, 2020 to $3.176 billion as of September 30, 2021, a decrease of 18.1%. Our Factoring factored receivables, which constitute 31% of our total loan portfolio at September 30, 2021, increased from $1.037 billion in aggregate as of December 31, 2020 to $1.480 billion as of September 30, 2021, an increase of 42.8%. Our Payments factored receivables, which constitute 3.0% of our total loan portfolio at September 30, 2021, increased from $84.2 million in aggregate as of December 31, 2020 to $127.0 million as of September 30, 2021, an increase of 50.8%.
At September 30, 2021, we had total liabilities of $5.204 billion, including total deposits of $4.823 billion, compared to $5.209 billion of total liabilities and $4.717 billion of total deposits at December 31, 2020. Deposits increased $106.0 million during the nine months ended September 30, 2021.
At September 30, 2021, we had total stockholders' equity of $820.7 million. During the nine months ended September 30, 2021, total stockholders’ equity increased $93.9 million, primarily due to our net income during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 11.06% and 13.69%, respectively, at September 30, 2021.
2021 Items of Note
HubTran, Inc.
On June 1, 2021, we, through TriumphPay, a division of our wholly-owned subsidiary TBK Bank, SSB, entered into a definitive agreement to acquire HubTran, Inc., a cloud-based provider of automation software for the trucking industry's back-office, for $97 million in cash subject to customary purchase price adjustments.
The acquisition of HubTran enables us to create a payments network that will allow freight brokers and factors to lower costs, remove inefficiencies, reduce fraud and add value for their stakeholders. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to a payments network for the trucking industry with a focus on fee revenue. At the time of acquisition, HubTran brought integrations and in-process integrations with over 220 freight brokers and more than 50 factors.
For further information on the above transaction, see Note 2 – Business Combinations and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Misdirected Payments
As of September 30, 2021 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. In addition to commencing litigation against such customer, we have commenced litigation against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. During the third quarter of 2021 we, together with the USPS, entered into a stipulation of dismissal without prejudice for our initial action with respect to this matter in United States Federal District Court and filed a new action seeking recourse from the USPS in the United States Court of Federal Claims. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of September 30, 2021. The full amount of such receivable is reflected in non-performing and past due factored receivables as of September 30, 2021 in accordance with our policy. As of September 30, 2021, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.
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

Covenant’s indemnification obligations under the Agreement were secured by a pledge of equipment collateral by Covenant with an estimated net orderly liquidation value of $60 million (the “Equipment Collateral”). The Company’s wholly-owned bank subsidiary, TBK Bank, SSB, provided Covenant with a $45 million line of credit, also secured by the Equipment Collateral, the proceeds of which may be drawn to satisfy Covenant’s indemnification obligations under the Agreement. During the first quarter of 2021, Covenant drew on the line of credit to fund its only $35.6 million indemnification payment thus far, but has since paid down that amount in its entirety. At September 30, 2021, Covenant had remaining availability of $9.4 million left on its TBK line of credit available to cover our indemnification balance up to of $5.0 million.

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
The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  While it appears that epidemiological and macroeconomic conditions are trending in a positive direction as of September 30, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company’s future operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations
Pertaining to our September 30, 2021 financial condition and year to date results of operations, improving conditions around COVID-19 had a material impact on our allowance for credit losses (“ACL”). We have not yet experienced material charge-offs related to COVID-19. Our ACL calculation, and resulting provision for credit losses, are significantly impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios have brightened significantly since December 31, 2020, our required ACL decreased during the nine months ended September 30, 2021. Refer to our discussion of the ACL in Note 1 and Note 4 of our unaudited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required ACL and record additional credit loss expense. The execution of the payment deferral program discussed in the following commentary assisted our ratio of past due loans to total loans as well other asset quality ratios at September 30, 2021. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of September 30, 2021, the Company carried $0.1 million of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. This is down from $0.7 million of accrued interest income and fees on outstanding deferrals at December 31, 2020. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity
As of September 30, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand a double-dip economic recession brought about by a resurgence in COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.
We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding can be volatile. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
Asset valuation
COVID-19 has not affected our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments have changed to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of September 30, 2021, our goodwill was not impaired and we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.
Our processes, controls and business continuity plan
The Company’s preparedness efforts, coupled with quick and decisive plan implementation, has resulted in minimal impacts to operations as a result of COVID-19. At September 30, 2021, many of our employees continue to work remotely with no disruption to our operations. We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods.
As of September 30, 2021, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for a stated period of time. The loans carried under this payment deferral program have decreased substantially since December 31, 2020, and as of September 30, 2021, the Company’s balance sheet reflected 3 of these deferrals on outstanding loan balances of $32.2 million. In accordance with the CARES Act and March 2020 interagency guidance, these short term deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown. At September 30, 2021, 94% of the $32.2 million COVID deferral balance was made up of one relationship.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program. PPP loans generally have a two-year or five-year term and earn interest at 1%. The Company believes that these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2021, the Company carried 815 PPP loans representing a book value of $87.4 million. The Company recognized $1.6 million and $4.5 million in fees from the SBA on PPP loans during the three and nine months ended September 30, 2021, respectively, and carries $3.6 million of deferred fees on PPP loans at quarter end. The remaining fees will be amortized and recognized over the life of the associated loans or as the associated loans are forgiven. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
Credit
While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories considered to be “at-risk” of significant impact as of September 30, 2021. The exposures reported below exclude fully guaranteed PPP loans.
Retail Lending:
The Company’s exposure to retail at September 30, 2021 equated to approximately $188.6 million, or 3.9% of total loans, summarized as follows:

•36% retail real estate
•28% new and used vehicle lending; mostly dealer floorplan
•17% grocery stores, pet stores, pharmacies, gas stations and convenience stores
•7% factoring
•12% other types of retail lending
At September 30, 2021 there were no retail loans in deferral through our CARES Act deferral program.
Office Lending:
The Company’s exposure to office lending at September 30, 2021 equated to approximately $180.4 million, or 3.8% of total loans, summarized as follows:
•85% non-owner occupied facilities.
•15% owner occupied facilities
•less than 1% construction development lending
At September 30, 2021 there were no office lending loans in deferral through our CARES Act deferral program.
Hospitality Lending:
The Company’s exposure to hospitality at September 30, 2021 equated to approximately $121.9 million, or 2.5% of total loans. These were mostly smaller loans purchased through our bank acquisitions and secured by hotels. At September 30, 2021 there were no hospitality loans in deferral through our CARES Act deferral program.

Restaurants:
The Company’s exposure to restaurants at September 30, 2021 equated to approximately $31.3 million, or less than 1% of total loans. At September 30, 2021 there were no restaurant loans in deferral through our CARES Act deferral program.
Health Care and Senior Care Lending:
The Company’s exposure to health care and senior care at September 30, 2021 equated to $42.7 million, or less than 1% of total loans. At September 30, 2021 there were no health care and senior care loans in deferral through our CARES Act deferral program.
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
Trucking transportation
The third quarter of 2021 featured a continuation of high spot market rates in all transportation modes; dry van, reefer and flat bed. The well-publicized difficulties in supply chain movements from port to warehouse have kept trucks utilized and demand at record levels. Ocean carriers and air freight also experienced record demand and at record price levels. Through August 2021, a record number of new motor carriers had received carrier authority. These are generally not new drivers to the market but previously employed company drivers who have begun operating on their own to take advantage of high rates. In addition there are owner operators that had been working under a lease arrangement with larger carriers, but became fully independent either voluntarily or after being terminated in part due to labor law regulation.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Income Statement Data:
Interest income	$96,735	$82,364	$279,776	$232,176
Interest expense	4,964	7,985	14,703	31,046
Net interest income	91,771	74,379	265,073	201,130
Credit loss expense (benefit)	(1,187)	(258)	(10,838)	33,649
Net interest income after credit loss expense (benefit)	92,958	74,637	275,911	167,481
Gain on sale of subsidiary or division	—	—	—	9,758
Other noninterest income	12,055	10,493	40,242	28,241
Noninterest income	12,055	10,493	40,242	37,999
Noninterest expense	72,813	55,297	204,503	162,776
Net income (loss) before income taxes	32,200	29,833	111,650	42,704
Income tax expense (benefit)	7,771	6,929	25,316	10,810
Net income (loss)	$24,429	$22,904	$86,334	$31,894
Dividends on preferred stock	(802)	(899)	(2,405)	(899)
Net income available (loss) to common stockholders	$23,627	$22,005	$83,929	$30,995

Per Share Data:
Basic earnings (loss) per common share	$0.95	$0.89	$3.40	$1.28
Diluted earnings (loss) per common share	$0.94	$0.89	$3.33	$1.27
Weighted average shares outstanding - basic	24,759,419	24,592,092	24,719,861	24,298,897
Weighted average shares outstanding - diluted	25,227,963	24,802,388	25,199,991	24,464,215

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.94	$0.91	$3.42	$0.99
Adjusted weighted average shares outstanding - diluted	25,227,963	24,802,388	25,199,991	24,464,215

Performance ratios - Annualized:
Return on average assets	1.61%	1.65%	1.91%	0.80%
Return on average total equity	11.85%	13.24%	14.72%	6.63%
Return on average common equity	12.13%	13.61%	15.18%	6.62%
Return on average tangible common equity (1)	19.21%	19.43%	22.12%	9.51%
Yield on loans(2)	7.92%	7.05%	7.65%	6.92%
Cost of interest bearing deposits	0.27%	0.79%	0.33%	1.07%
Cost of total deposits	0.16%	0.56%	0.21%	0.79%
Cost of total funds	0.38%	0.67%	0.38%	0.90%
Net interest margin(2)	6.69%	5.83%	6.41%	5.52%
Efficiency ratio	70.13%	65.15%	66.98%	68.07%
Adjusted efficiency ratio (1)	70.13%	64.18%	66.00%	70.61%
Net noninterest expense to average assets	4.00%	3.23%	3.63%	3.14%
Adjusted net noninterest expense to average assets (1)	4.00%	3.17%	3.57%	3.37%

(Dollars in thousands, except per share amounts)	September 30, 2021	December 31, 2020
Balance Sheet Data:
Total assets	$6,024,535	$5,935,791
Cash and cash equivalents	532,764	314,393
Investment securities	175,927	236,055
Loans held for investment, net	4,741,713	4,901,037
Total liabilities	5,203,861	5,209,010
Noninterest bearing deposits	2,020,984	1,352,785
Interest bearing deposits	2,801,591	3,363,815
FHLB advances	30,000	105,000
Paycheck Protection Program Liquidity Facility	97,554	191,860
Subordinated notes	106,755	87,509
Junior subordinated debentures	40,467	40,072
Total stockholders’ equity	820,674	726,781
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	775,674	681,781

Per Share Data:
Book value per share	$30.87	$27.42
Tangible book value per share (1)	$19.73	$19.78
Shares outstanding end of period	25,123,342	24,868,218

Asset Quality ratios(3):
Past due to total loans	2.31%	3.22%
Nonperforming loans to total loans	0.90%	1.16%
Nonperforming assets to total assets	0.86%	1.15%
ACL to nonperforming loans	95.75%	164.98%
ACL to total loans	0.86%	1.92%
Net charge-offs to average loans(4)	0.94%	0.10%

Capital ratios:
Tier 1 capital to average assets	10.43%	10.80%
Tier 1 capital to risk-weighted assets	11.06%	10.60%
Common equity Tier 1 capital to risk-weighted assets	9.45%	9.05%
Total capital to risk-weighted assets	13.69%	13.03%
Total stockholders' equity to total assets	13.62%	12.24%
Tangible common stockholders' equity ratio (1)	8.63%	8.56%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Loan discount accretion	$1,953	$4,104	$7,615	$8,377
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net income available to common stockholders	$23,627	$22,005	$83,929	$30,995
Transaction costs	—	827	2,992	827
Gain on sale of subsidiary or division	—	—	—	(9,758)
Tax effect of adjustments	—	(197)	(715)	2,254
Adjusted net income available to common stockholders	$23,627	$22,635	$86,206	$24,318
Weighted average shares outstanding - diluted	25,227,963	24,802,388	25,199,991	24,464,215
Adjusted diluted earnings per common share	$0.94	$0.91	$3.42	$0.99

Average total stockholders' equity	$818,022	$688,327	$784,019	$642,151
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)	(17,080)
Average total common stockholders' equity	773,022	643,327	739,019	625,071
Average goodwill and other intangibles	(284,970)	(192,682)	(231,751)	(189,776)
Average tangible common equity	$488,052	$450,645	$507,268	$435,295

Net income available to common stockholders	$23,627	$22,005	$83,929	$30,995
Average tangible common equity	488,052	450,645	507,268	435,295
Return on average tangible common equity	19.21%	19.43%	22.12%	9.51%

Adjusted efficiency ratio:
Net interest income	$91,771	$74,379	$265,073	$201,130
Noninterest income	12,055	10,493	40,242	37,999
Operating revenue	103,826	84,872	305,315	239,129
Gain on sale of subsidiary or division	—	—	—	(9,758)
Adjusted operating revenue	$103,826	$84,872	$305,315	$229,371
Total noninterest expense	$72,813	$55,297	$204,503	$162,776
Transaction costs	—	(827)	(2,992)	(827)
Adjusted noninterest expense	$72,813	$54,470	$201,511	$161,949
Adjusted efficiency ratio	70.13%	64.18%	66.00%	70.61%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$72,813	$55,297	$204,503	$162,776
Transaction costs	—	(827)	(2,992)	(827)
Adjusted noninterest expense	72,813	54,470	201,511	161,949
Total noninterest income	12,055	10,493	40,242	37,999
Gain on sale of subsidiary or division	—	—	—	(9,758)
Adjusted noninterest income	12,055	10,493	40,242	28,241
Adjusted net noninterest expenses	$60,758	$43,977	$161,269	$133,708
Average total assets	6,020,631	5,518,708	6,042,677	5,304,903
Adjusted net noninterest expense to average assets ratio	4.00%	3.17%	3.57%	3.37%

(Dollars in thousands, except per share amounts)	September 30, 2021	December 31, 2020
Total stockholders' equity	$820,674	$726,781
Preferred stock	(45,000)	(45,000)
Total common stockholders' equity	775,674	681,781
Goodwill and other intangibles	(280,055)	(189,922)
Tangible common stockholders' equity	$495,619	$491,859
Common shares outstanding	25,123,342	24,868,218
Tangible book value per share	$19.73	$19.78

Total assets at end of period	$6,024,535	$5,935,791
Goodwill and other intangibles	(280,055)	(189,922)
Tangible assets at period end	$5,744,480	$5,745,869
Tangible common stockholders' equity ratio	8.63%	8.56%
Results of Operations
Three months ended September 30, 2021 compared with three months ended September 30, 2020.
Net Income
We earned net income of $24.4 million for the three months ended September 30, 2021 compared to net income of $22.9 million for the three months ended September 30, 2020, an increase of $1.5 million.
The results for the three months ended September 30, 2020 were impacted by $0.8 million of transaction costs related to the TFS Acquisition reported as noninterest expense. Excluding the transaction costs, net of taxes, we earned adjusted net income to common stock holders of $22.6 million for the three months ended September 30, 2020. There were no merger and acquisition related activities during the three months ended September 30, 2021 and net income to common stockholders for that period was $23.6 million representing an increase in adjusted net income to common stockholders of $1.0 million year over year. The adjusted increase was primarily the result of a $17.4 million increase in net interest income, a $0.9 million decrease in credit loss expense, and a $1.6 million increase in noninterest income offset by an $18.3 million increase in adjusted noninterest expense, a $0.5 million increase in adjusted income tax expense, and a $0.1 million decrease in dividends on preferred stock.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	474,122	183	0.15%	224,958	73	0.13%
Taxable securities	154,017	948	2.44%	259,470	1,674	2.57%
Tax-exempt securities	27,839	178	2.54%	39,847	253	2.53%
FHLB and other restricted stock	7,956	28	1.40%	22,121	122	2.19%
Loans (1)	4,777,409	95,398	7.92%	4,526,063	80,242	7.05%
Total interest earning assets	5,441,343	96,735	7.05%	5,072,459	82,364	6.46%
Noninterest earning assets:
Cash and cash equivalents	75,374			56,871
Other noninterest earning assets	503,914			389,378
Total assets	6,020,631			5,518,708
Interest bearing liabilities:
Deposits:
Interest bearing demand	779,625	435	0.22%	635,287	207	0.13%
Individual retirement accounts	86,571	126	0.58%	95,962	300	1.24%
Money market	417,435	225	0.21%	385,620	263	0.27%
Savings	479,915	185	0.15%	400,102	152	0.15%
Certificates of deposit	595,001	725	0.48%	905,075	3,782	1.66%
Brokered time deposits	99,116	29	0.12%	247,928	941	1.51%
Other brokered deposits	441,446	223	0.20%	251,701	189	0.30%
Total interest bearing deposits	2,899,109	1,948	0.27%	2,921,675	5,834	0.79%
Federal Home Loan Bank advances	36,522	22	0.24%	255,163	143	0.22%
Subordinated notes	114,071	2,449	8.52%	87,425	1,348	6.13%
Junior subordinated debentures	40,390	443	4.35%	39,874	462	4.61%
Other borrowings	127,946	102	0.32%	236,297	198	0.33%
Total interest bearing liabilities	3,218,038	4,964	0.61%	3,540,434	7,985	0.90%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,912,398			1,213,494
Other liabilities	72,173			76,453
Total equity	818,022			688,327
Total liabilities and equity	6,020,631			5,518,708
Net interest income		91,771			74,379
Interest spread (2)			6.44%			5.56%
Net interest margin (3)			6.69%			5.83%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
Average Banking loans	$3,299,152	$3,707,293
Average Factoring receivables	1,362,856	768,087
Average Payments receivables	115,401	50,683
Average total loans	$4,777,409	$4,526,063
Banking yield	5.40%	5.23%
Factoring yield	13.75%	15.59%
Payments Yield	11.33%	10.68%
Total loan yield	7.92%	7.05%
We earned net interest income of $91.8 million for the three months ended September 30, 2021 compared to $74.4 million for the three months ended September 30, 2020, an increase of $17.4 million, or 23.4%, primarily driven by the following factors.
Interest income increased $14.4 million, or 17.4%, reflecting an increase in average interest earning assets of $368.9 million, or 7.3%, and an increase in average total loans of $251.3 million, or 5.6%. The average balance of our higher yielding Factoring factored receivables increased $594.8 million, or 77.4%, driving the majority of the increase in interest income along with a slight increase in average Payments factored receivables. This was partially offset by a decrease in average Banking loans of $408.1 million, or 11.0%. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $772.3 million for the three months ended September 30, 2021 compared to $786.3 million for the three months ended September 30, 2020. Further, included in our Banking loans were PPP loans with a carrying amounts of $87.4 million and $223.2 million at September 30, 2021 and September 30, 2020, respectively. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit. We recognized discount accretion on purchased loans of $2.0 million and $4.1 million for the three months ended September 30, 2021 and 2020, respectively.
Interest expense decreased $3.0 million, or 37.8%, consistent with a decrease in average interest-bearing liabilities. More specifically, average total interest bearing deposits decreased $22.6 million, or 0.8%. Average noninterest bearing demand deposits grew $698.9 million. The decrease in interest expense was the result of lower average rates discussed below. The decrease in interest expense was partially offset by $0.8 million of remaining discount and deferred fees that were recognized during the three months ended September 30, 2021 as a result of paying off our 2016 Subordinated Notes as discussed in Note 8 of the Condensed Notes to the Consolidated Financial Statements.
Net interest margin increased to 6.69% for the three months ended September 30, 2021 from 5.83% for the three months ended September 30, 2020, an increase of 86 basis points or 14.8%.
The increase in our net interest margin was impacted by an increase in our yield on interest earning assets of 59 basis points to 7.05% for the three months ended September 30, 2021. This increase was primarily driven by higher yields on loans which increased 87 basis points to 7.92% for the same period. While Factoring yield decreased period over period, its average factored receivables as a percentage of the total loan portfolio increased significantly having a meaningful upward impact on total loan yield. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 91% at September 30, 2021 compared to 88% at September 30, 2020. Banking and Payments yields were relatively flat period over period and non-loan yields had little impact on our yield on interest earning assets.
The increase in our net interest margin was also impacted by a decrease in our average cost of interest bearing liabilities of 29 basis points. This decrease in average cost was caused by generally lower interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	September 30, 2021 vs. 2020
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$14	$96	$110
Taxable securities	(77)	(649)	(726)
Tax-exempt securities	2	(77)	(75)
FHLB and other restricted stock	(45)	(49)	(94)
Loans	10,137	5,019	15,156
Total interest income	10,031	4,340	14,371
Interest bearing liabilities:
Interest bearing demand	147	81	228
Individual retirement accounts	(160)	(14)	(174)
Money market	(55)	17	(38)
Savings	2	31	33
Certificates of deposit	(2,679)	(378)	(3,057)
Brokered time deposits	(868)	(44)	(912)
Other brokered deposits	(62)	96	34
Total interest bearing deposits	(3,675)	(211)	(3,886)
Federal Home Loan Bank advances	11	(132)	(121)
Subordinated notes	529	572	1,101
Junior subordinated debentures	(25)	6	(19)
Other borrowings	(10)	(86)	(96)
Total interest expense	(3,170)	149	(3,021)
Change in net interest income	$13,201	$4,191	$17,392
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
The following table presents the major categories of credit loss expense:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Credit loss expense (benefit) on loans	$(959)	$(356)	$(603)	(169.4)%
Credit loss expense (benefit) on off balance sheet credit exposures	(238)	(8)	(230)	(2,875.0)%
Credit loss expense (benefit) on held to maturity securities	10	106	(96)	(90.6)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$(1,187)	$(258)	$(929)	360.1%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At September 30, 2021 and June 30, 2021, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended September 30, 2021. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2021 and June 30, 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2021 and June 30, 2021, the Company carried $7.2 million and $7.4 million of these HTM securities at amortized cost, respectively. The required ACL on these balances was $1.7 million at September 30, 2021 and June 30, 2021, respectively. The impact to credit loss expense was not material during the three months ended September 30, 2021. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2021. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
At June 30, 2020 and September 30, 2020, the Company carried $8.1 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $1.9 million and $2.0 million at June 30, 2020 and September 30, 2020, respectively resulting in $0.1 million of credit loss expense recognized during the three months ended September 30, 2020.
Our ACL on loans was $41.0 million as of September 30, 2021, compared to $95.7 million as of December 31, 2020, representing an ACL to total loans ratio of 0.86% and 1.92% respectively.
Our credit loss expense on loans decreased $0.6 million, or 169.4%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
The decreased credit loss expense was primarily driven by net new specific reserves on non-PCD assets. We recorded net new specific reserves of $0.8 million during the three months ended September 30, 2020 compared to a release of net specific reserves of $1.4 million during the same period of the current year. The decreased credit loss expense was also due to projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at September 30, 2021 which resulted in a benefit to credit loss expense of $0.2 million for the three months ended September 30, 2021. During the three months ended September 30, 2020 the Company forecasted deterioration in the loss factors driven by the projected economic impact of COVID-19 which resulted in credit loss expense of $0.6 million. See further discussion in the allowance for credit loss section below.
Net charge-offs were $3.7 million for the three months ended September 30, 2021 and approximately $3.2 million of the gross charge-off balance had been reserved in a prior period. Net charge-offs were $0.7 million for the three months ended September 30, 2020 and approximately $0.8 million of the gross charge-off balance had been reserved in a prior period.
Changes in loan volume and mix partially offset the decrease in credit loss expense period over period. Changes in volume and mix resulted in credit loss expense of $0.1 million during the three months ended September 30, 2021 compared to a benefit of $1.7 million during the three months ended September 30, 2020.
The Over-Formula Advances classified as factored receivables and deemed to be purchased credit deteriorated ("PCD") from Covenant did not have an impact on credit loss expense during the three months ended September 30, 2021. During the period, there were no material changes in the underlying credit quality of the remaining two Over-Formula Advance clients. As such, there were no charge-offs related to these balances and no adjustments were made to the corresponding ACL balances that would impact credit loss expense. At quarter end, our entire remaining over formula advance position was down from $62.1 million at December 31, 2020 to $10.1 million at September 30, 2021 and the $10.1 million balance at September 30, 2021 was fully reserved. During the three months ended September 30, 2020, the ACL on PCD assets was established through purchase accounting with no impact to credit loss expense.
Credit loss expense for off balance sheet credit exposures decreased $0.2 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed partially offset by increased outstanding commitments to fund period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Service charges on deposits	$2,030	$1,470	$560	38.1%
Card income	2,144	2,091	53	2.5%
Net OREO gains (losses) and valuation adjustments	(9)	(41)	32	78.0%
Net gains (losses) on sale or call of securities	4	3,109	(3,105)	(99.9)%
Fee income	5,198	1,402	3,796	270.8%
Insurance commissions	1,231	990	241	24.3%
Other	1,457	1,472	(15)	(1.0)%
Total noninterest income	$12,055	$10,493	$1,562	14.9%
Noninterest income increased $1.6 million, or 14.9%. Changes in selected components of noninterest income in the above table are discussed below.
•Service charges on deposits. Service charges on deposits increased $0.6 million consistent with increased average deposit balances subject to such fees period over period.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities decreased $3.1 million due to decreased sales activity during the current period.
•Fee income. Fee income increased $3.8 million due to $2.9 million of payment fees earned by TriumphPay during the three months ended September 30, 2021. The fees were a result of the acquired operations of HubTran during the year. There were no other significant changes within the components of fee income.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$43,769	$31,651	$12,118	38.3%
Occupancy, furniture and equipment	6,388	5,574	814	14.6%
FDIC insurance and other regulatory assessments	353	360	(7)	(1.9)%
Professional fees	2,362	3,265	(903)	(27.7)%
Amortization of intangible assets	3,274	2,141	1,133	52.9%
Advertising and promotion	1,403	1,105	298	27.0%
Communications and technology	7,090	5,569	1,521	27.3%
Travel and entertainment	1,352	314	1,038	330.6%
Other	6,822	5,318	1,504	28.3%
Total noninterest expense	$72,813	$55,297	$17,516	31.7%

Noninterest expense increased $17.5 million, or 31.7%. Noninterest expense for the three months ended September 30, 2020 was impacted by $0.8 million of transaction costs associated with the TFS acquisition. Excluding the TFS acquisition transaction costs, we incurred adjusted noninterest expense of $54.5 million for the three months ended September 30, 2020, resulting in an adjusted increase in noninterest expense of $18.3 million, or 33.6%, period over period. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $12.1 million, or 38.3%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce increased period over period due in part due to the acquisition of HubTran, but also organic growth within the Company. Our average full-time equivalent employees were 1,215.7 and 1,123.5 for the three months ended September 30, 2021 and 2020, respectively. Given improved 2021 performance compared to 2020, our bonus expense increased $2.6 million period over period. Further, sales commissions, primarily related to our operations at Triumph Business Capital and TriumphPay, increased $1.1 million and compensation paid to temporary contract labor increased $0.9 million period over period. Additionally, stock based compensation expense increased $3.1 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $0.8 million, or 14.6%, primarily due to growth in our operations period over period.
•Professional Fees. Professional fees decreased $0.9 million, or 27.7%, primarily due to the $0.8 million of transaction costs associated with the TFS acquisition recognized in the prior period.
•Amortization of Intangible Assets. Amortization of intangible assets increased $1.1 million, or 52.9%, primarily due to the additional intangibles recorded through the HubTran acquisition during the current year.
•Communication and Technology. Communication and technology increased $1.5 million, or 27.3%, primarily as a result as a result of increased spending on IT consulting to develop efficiency in our operations and improve the functionality of the TriumphPay platform period over period.
•Travel and Entertainment. Travel and entertainment expense increased $1.0 million, or 330.6%, primarily due to the impact of the COVID-19 pandemic on such activities during the prior year.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $1.5 million, or 28.3%. There were no significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $0.9 million, from $6.9 million for the three months ended September 30, 2020 to $7.8 million for the three months ended September 30, 2021. The effective tax rate was 24% for the three months ended September 30, 2021, compared to 23% for the three months ended September 30, 2020.
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
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended September 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$46,175	$47,222	$3,295	$43	$96,735
Intersegment interest allocations	2,452	(2,341)	(111)	—	—
Total interest expense	2,073	—	—	2,891	4,964
Net interest income (expense)	46,554	44,881	3,184	(2,848)	91,771
Credit loss expense (benefit)	(2,399)	1,164	38	10	(1,187)
Net interest income after credit loss expense	48,953	43,717	3,146	(2,858)	92,958
Noninterest income	7,371	1,557	3,086	41	12,055
Noninterest expense	41,183	19,106	11,416	1,108	72,813
Operating income (loss)	$15,141	$26,168	$(5,184)	$(3,925)	$32,200

(Dollars in thousands)
Three Months Ended September 30, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$50,927	$30,068	$1,361	$8	$82,364
Intersegment interest allocations	3,459	(3,312)	(147)	—	—
Total interest expense	6,176	—	—	1,809	7,985
Net interest income (expense)	48,210	26,756	1,214	(1,801)	74,379
Credit loss expense (benefit)	(3,419)	3,053	2	106	(258)
Net interest income after credit loss expense	51,629	23,703	1,212	(1,907)	74,637
Other noninterest income	7,443	3,157	47	(154)	10,493
Noninterest expense	37,389	13,665	3,195	1,048	55,297
Operating income (loss)	$21,683	$13,195	$(1,936)	$(3,109)	$29,833

(Dollars in thousands)
September 30, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,686,761	$1,559,378	$242,446	$975,939	$(2,439,989)	$6,024,535
Gross loans	$4,390,659	$1,479,989	$127,039	$700	$(1,215,657)	$4,782,730

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,791,537	$1,121,704	$115,836	$861,967	$(1,955,253)	$5,935,791
Gross loans	$4,788,093	$1,036,548	$84,222	$800	$(912,887)	$4,996,776

Banking

(Dollars in thousands)	Three Months Ended September 30,
Banking	2021	2020	$ Change	% Change
Total interest income	$46,175	$50,927	$(4,752)	(9.3)%
Intersegment interest allocations	2,452	3,459	(1,007)	(29.1)%
Total interest expense	2,073	6,176	(4,103)	(66.4)%
Net interest income (expense)	46,554	48,210	(1,656)	(3.4)%
Credit loss expense (benefit)	(2,399)	(3,419)	1,020	29.8%
Net interest income after credit loss expense	48,953	51,629	(2,676)	(5.2)%
Other noninterest income	7,371	7,443	(72)	(1.0)%
Noninterest expense	41,183	37,389	3,794	10.1%
Operating income (loss)	$15,141	$21,683	$(6,542)	(30.2)%
Our Banking segment’s operating income decreased $6.5 million, or 30.2%.
Total interest income decreased $4.8 million, or 9.3%, at our Banking segment primarily as a result of decreases in the majority of the balances of our interest earning assets, primarily loans. Average loans in our Banking segment, excluding intersegment loans, decreased 11.0% from $3.707 billion for the three months ended September 30, 2020 to $3.299 billion for the three months ended September 30, 2021. The decrease in interest income was partially offset by a slight increase in yields on interest earning assets at our Banking segment.
Interest expense decreased consistent with a decrease in average interest-bearing liabilities including a decrease in average total interest bearing deposits period over period. This decrease was primarily caused by lower interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was a benefit to credit loss expense of $2.2 million for the three months ended September 30, 2021 compared to a benefit to credit loss expense of $3.4 million for the three months ended September 30, 2020. The decreased benefit to credit loss expense was primarily the result of changes in the volume and mix of our Banking loan portfolio which drove benefits to credit loss expense of $0.9 million and $3.7 million for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, we released specific reserves of $1.4 million compared to no change in specific reserves for the same period during the prior year. Additionally, changes to projected loss drivers that the Company forecasted over the reasonable and supportable forecast period created a benefit to credit loss expense of $0.2 million during the three months ended September 30, 2021 compared to credit loss expense of $0.6 million during the same period of the prior year. Net charge-offs at our Banking segment were $0.3 million during the three months ended September 30, 2021 compared to no significant net charge-offs during the three months ended September 30, 2020. Gross charge-off balances during the three months ended September 30, 2021 and 2020 carried no reserves and $0.2 reserves, respectively.
Credit loss expense for off balance sheet credit exposures decreased $0.2 million from no meaningful charge during the three months ended September 30, 2020 to $0.2 million for the three months ended September 30, 2021. This is primarily due to the changes in the assumptions used to project the loss rates previously discussed partially offset by increased outstanding commitments to fund period over period.

Noninterest income at our Banking segment was relatively flat period over period with no significant fluctuations in any of its components. Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Banking segment were insignificant period over period.

Factoring

(Dollars in thousands)	Three Months Ended September 30,
Factoring	2021	2020	$ Change	% Change
Total interest income	$47,222	$30,068	$17,154	57.1%
Intersegment interest allocations	(2,341)	(3,312)	971	29.3%
Total interest expense	—	—	—	—
Net interest income (expense)	44,881	26,756	18,125	67.7%
Credit loss expense (benefit)	1,164	3,053	(1,889)	(61.9)%
Net interest income (expense) after credit loss expense	43,717	23,703	20,014	84.4%
Noninterest income	1,557	3,157	(1,600)	(50.7)%
Noninterest expense	19,106	13,665	5,441	39.8%
Operating income (loss)	$26,168	$13,195	$12,973	98.3%

	Three Months Ended September 30,
	2021	2020
Factored receivable period end balance	$1,479,989,000	$953,434,000
Yield on average receivable balance	13.75%	15.59%
Current quarter charge-off rate	0.24%	0.09%
Factored receivables - transportation concentration	90%	88%

Interest income, including fees	$47,222,000	$30,068,000
Non-interest income(1)	1,557,000	1,157,000
Factored receivable total revenue	48,779,000	31,225,000
Average net funds employed	1,235,610,000	694,170,000
Yield on average net funds employed	15.66%	17.89%

Accounts receivable purchased	$3,531,811,000	$1,984,490,000
Number of invoices purchased	1,535,321	1,027,839
Average invoice size	$2,300	$1,931
Average invoice size - transportation	$2,195	$1,787
Average invoice size - non-transportation	$4,944	$5,181
Our Factoring segment’s operating income increased $13.0 million, or 98.3%.
Our average invoice size increased 19.1% from $1,931 for the three months ended September 30, 2020 to $2,300 for the three months ended September 30, 2021, and the number of invoices purchased increased 49.4% period over period.
Overall average net funds employed (“NFE”) increased 78.0% during the three months ended September 30, 2021 compared to the same period in 2020. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size. Those, in turn, resulted from historically high freight volume in a reduced capacity market. See further discussion under the Recent Developments: COVID-19 and the CARES Act section. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets and competitive pricing pressure; however, those negative factors were somewhat mitigated by increased concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was up 2% period over period from 88% at September 30, 2020 to 90% at September 30, 2021.

The decrease in credit loss expense at our Factoring segment is primarily due to decreased growth in the underlying factored receivables. During the three months ended September 30, 2021, the outstanding factored receivable balance at our Factoring segment grew $195.7 million compared to $425.1 million during the same period in the prior year. These changes in volume resulted in $1.0 million and $2.1 million of credit loss expense during the three months ended September 30, 2021 and 2020, respectively. The decrease in credit loss expense was also due to net new specific reserves at our Factoring segment which were insignificant for the three months ended September 30, 2021 compared to net new specific reserves of $0.9 million for the same period a year ago. Net charge-offs at our Factoring segment were $3.3 million for the three months ended September 30, 2021 and the gross balance of said charge-offs carried $3.2 million of reserves established in a prior period. This compares to net charge-offs of $0.7 million for the three months ended September 30, 2020 that carried $0.6 million of reserves established in a prior period.
The decrease in noninterest income at our Factoring segment was primarily driven by the recognition of $2.0 million of income during the three months ended September 30, 2020 resulting from an increase in the value of the receivable due from Covenant previously discussed. There were no other material fluctuations in noninterest income at our Factoring segment.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to growth in the workforce, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Factoring segment were insignificant period over period.
Payments

(Dollars in thousands)	Three Months Ended September 30,
Payments	2021	2020	$ Change	% Change
Total interest income	$3,295	$1,361	$1,934	142.1%
Intersegment interest allocations	(111)	(147)	36	24.5%
Total interest expense	—	—	—	—%
Net interest income (expense)	3,184	1,214	1,970	162.3%
Credit loss expense (benefit)	38	2	36	1800.0%
Net interest income after credit loss expense	3,146	1,212	1,934	159.6%
Noninterest income	3,086	47	3,039	6466.0%
Noninterest expense	11,416	3,195	8,221	257.3%
Operating income (loss)	$(5,184)	$(1,936)	$(3,248)	(167.8)%

	Three Months Ended September 30,
	2021	2020
Factored receivable period end balance	$127,039,000	$62,903,000

Interest income	$3,295,000	$1,361,000
Noninterest income	3,086,000	47,000
Total revenue	$6,381,000	$1,408,000

Operating income (loss)	$(5,184,000)	$(1,936,000)
Interest expense	111,000	147,000
Depreciation and software amortization expense	77,000	63,000
Intangible amortization expense	1,490,000	—
Earnings (losses) before interest, taxes, depreciation, and amortization	$(3,506,000)	$(1,726,000)
Transaction costs	$—	$—
Adjusted earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(3,506,000)	$(1,726,000)

Number of invoices processed	3,760,948	1,408,232
Amount of payments processed	$4,191,424,000	$1,221,305,000

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
Our Payments segment's operating loss increased $3.2 million, or 167.8%.
The number of invoices processed by our Payments segment increased 167.1% from 1,408,232 for the three months ended September 30, 2020 to 3,760,948 for the three months ended September 30, 2021, and the amount of payments processed increased 243.2% from $1.221 billion for the three months ended September 30, 2020 to $4.191 billion for the three months ended September 30, 2021.
Interest income increased due to increased factoring activity at our Payments segment and increased yields period over period. Noninterest income increased almost entirely due to $2.9 million in Payments fees related to a full quarter of acquired HubTran operations during the three months ended September 30, 2021.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense driven by increased headcount, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. We continue to invest heavily in the operations of TriumphPay.
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
Corporate

(Dollars in thousands)	Three Months Ended September 30,
Corporate	2021	2020	$ Change	% Change
Total interest income	$43	$8	$35	437.5%
Intersegment interest allocations	—	—	—	—
Total interest expense	2,891	1,809	1,082	59.8%
Net interest income (expense)	(2,848)	(1,801)	(1,047)	(58.1)%
Credit loss expense (benefit)	10	106	(96)	(90.6)%
Net interest income (expense) after credit loss expense	(2,858)	(1,907)	(951)	(49.9)%
Other noninterest income	41	(154)	195	126.6%
Noninterest expense	1,108	1,048	60	5.7%
Operating income (loss)	$(3,925)	$(3,109)	$(816)	(26.2)%
The Corporate segment reported an operating loss of $3.9 million for the three months ended September 30, 2021 compared to an operating loss of $3.1 million for the three months ended September 30, 2020. This was primarily due to increased interest expense. During the three months ended September 30, 2021, management issued a new subordinated debt facility and used the majority of the proceeds to redeem the 2016 subordinated debt facility in whole. The 2016 subordinated debt facility carried a discount and fees of $0.8 million at the time of payoff that was written off through interest expense during the three months ended September 30, 2021. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Results of Operations
Nine months ended September 30, 2021 compared with nine months ended September 30, 2020
Net Income
We earned net income of $86.3 million for the nine months ended September 30, 2021 compared to $31.9 million for the nine months ended September 30, 2020, an increase of $54.4 million.
The results for the nine months ended September 30, 2021 were impacted by $3.0 million of transaction costs associated with the HubTran acquisition reported as noninterest expense. The results for the nine months ended September 30, 2020 were impacted by the gain on sale of TPF of $9.8 million reported as noninterest income and transaction costs of $0.8 million associated with the TFS Acquisition reported as noninterest expense. Excluding the transaction costs, net of taxes, we earned adjusted net income to common stock holders of $86.2 million for the nine months ended September 30, 2021 compared to $24.3 million for the nine months ended September 30, 2020, an increase of $61.9 million. The adjusted increase was primarily the result of a $63.9 million increase in net interest income, a $44.5 million decrease in credit loss expense, and a $12.0 million increase in adjusted noninterest income offset by a $39.6 million increase in adjusted noninterest expense, a $17.4 million increase in adjusted income tax expense, and a $1.5 million increase in dividends on preferred stock.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities:

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	$508,279	$467	0.12%	$209,621	$640	0.41%
Taxable securities	169,607	3,343	2.64%	263,978	6,029	3.05%
Tax-exempt securities	31,977	620	2.59%	36,535	681	2.49%
FHLB and other restricted stock	8,094	131	2.16%	26,515	474	2.39%
Loans (1)	4,812,985	275,215	7.65%	4,327,919	224,352	6.92%
Total interest earning assets	5,530,942	279,776	6.76%	4,864,568	232,176	6.38%
Noninterest earning assets:
Cash and cash equivalents	81,419			58,942
Other noninterest earning assets	430,316			381,393
Total assets	$6,042,677			$5,304,903
Interest bearing liabilities:
Deposits:
Interest bearing demand	$746,590	$1,288	0.23%	$617,392	$838	0.18%
Individual retirement accounts	88,579	455	0.69%	99,827	1,061	1.42%
Money market	404,651	670	0.22%	408,487	1,657	0.54%
Savings	465,041	530	0.15%	382,236	419	0.15%
Certificates of deposit	674,284	3,838	0.76%	993,590	14,844	2.00%
Brokered time deposits	134,781	259	0.26%	297,829	4,085	1.83%
Other brokered deposits	641,959	750	0.16%	86,064	191	0.30%
Total interest bearing deposits	3,155,885	7,790	0.33%	2,885,425	23,095	1.07%
Federal Home Loan Bank advances	37,234	67	0.24%	430,250	1,959	0.61%
Subordinated notes	96,495	5,148	7.13%	87,372	4,016	6.14%
Junior subordinated debentures	40,256	1,331	4.42%	39,743	1,662	5.59%
Other borrowings	146,005	367	0.34%	125,756	314	0.33%
Total interest bearing liabilities	3,475,875	14,703	0.57%	3,568,546	31,046	1.16%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,720,213			1,021,745
Other liabilities	62,570			72,461
Total equity	784,019			642,151
Total liabilities and equity	$6,042,677			$5,304,903
Net interest income		$265,073			$201,130
Interest spread (2)			6.19%			5.22%
Net interest margin (3)			6.41%			5.52%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our community banking and commercial finance loan portfolios:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Average Banking loans	$3,511,379	$3,661,573
Average Factoring receivables	1,203,494	636,107
Average Payments receivables	98,112	30,239
Average total loans	$4,812,985	$4,327,919
Banking yield	5.31%	5.38%
Factoring yield	14.19%	15.63%
Payments Yield	10.82%	10.78%
Total loan yield	7.65%	6.92%
We earned net interest income of $265.1 million for the nine months ended September 30, 2021 compared to $201.1 million for the nine months ended September 30, 2020, an increase of $64.0 million, or 31.8%, primarily driven by the following factors.
Interest income increased $47.6 million, or 20.5%, reflecting an increase in total average interest earning assets of $666.4 million, or 13.7%, and an increase in average total loans of $485.1 million, or 11.2%. The average balance of our higher yielding Factoring factored receivables increased $567.4 million, or 89.2%, driving the majority of the increase in interest income along with an increase in average Payments factored receivables. This was partially offset by a decrease in average Banking loans of $150.2 million, or 4.1%. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $827.1 million for the nine months ended September 30, 2021 compared to $672.4 million for the nine months ended September 30, 2020. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $7.6 million and $8.4 million for the nine months ended September 30, 2021 and 2020, respectively.
Interest expense decreased $16.3 million, or 52.6%, and average interest bearing liabilities decreased $92.7 million, or 2.6%. While average total interest bearing deposits increased $270.5 million, or 9.4%, the increase in average balance was offset by lower average rates discussed below. The decrease in interest expense was partially offset by $0.8 million of remaining discount and deferred fees that were recognized during the nine months ended September 30, 2021 as a result of paying off our 2016 Subordinated Notes as discussed in Note 8 of the Condensed Notes to the Consolidated Financial Statements.
Net interest margin increased to 6.41% for the nine months ended September 30, 2021 from 5.52% for the nine months ended September 30, 2020, an increase of 89 basis points, or 16.1%.
Our net interest margin was impacted by an increase in yield on our interest earning assets of 38 basis points to 6.76% for the nine months ended September 30, 2021. This increase was primarily driven by higher yields on loans which increased 73 basis points to 7.65% for the same period. While Factoring yield decreased period over period, its average factored receivables as a percentage of the total loan portfolio increased significantly having a meaningful upward impact on total loan yield. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 91% at September 30, 2021 compared to 88% at September 30, 2020. Banking and Payments yields were relatively flat period over period and non-loan yields had little impact on our yield on interest earning assets.
The increase in our net interest margin was also impacted by a decrease in our average cost of interest bearing liabilities of 59 basis points. This decrease was caused by lower interest rates paid on our interest bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Nine Months Ended
	September 30, 2021 vs. 2020
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$(447)	$274	$(173)
Taxable securities	(826)	(1,860)	(2,686)
Tax-exempt securities	27	(88)	(61)
FHLB and other restricted stock	(45)	(298)	(343)
Loans	23,126	27,737	50,863
Total interest income	21,835	25,765	47,600
Interest bearing liabilities:
Interest bearing demand	227	223	450
Individual retirement accounts	(548)	(58)	(606)
Money market	(981)	(6)	(987)
Savings	17	94	111
Certificates of deposit	(9,189)	(1,817)	(11,006)
Brokered time deposits	(3,513)	(313)	(3,826)
Other brokered deposits	(90)	649	559
Total interest bearing deposits	(14,077)	(1,228)	(15,305)
Federal Home Loan Bank advances	(1,185)	(707)	(1,892)
Subordinated notes	645	487	1,132
Junior subordinated debentures	(348)	17	(331)
Other borrowings	2	51	53
Total interest expense	(14,963)	(1,380)	(16,343)
Change in net interest income	$36,798	$27,145	$63,943
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
The following table presents the major categories of credit loss expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Credit loss expense on loans	$(9,390)	$27,974	$(37,364)	(133.6)%
Credit loss expense on off balance sheet credit exposures	(1,159)	3,840	(4,999)	(130.2)%
Credit loss expense on held to maturity securities	(289)	1,835	(2,124)	(115.7)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$(10,838)	$33,649	$(44,487)	(132.2)%

Upon and subsequent to adoption of ASC 326, for available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2020 and September 30, 2021, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the nine months ended September 30, 2021. The same was true for the same period in the prior year.
Upon and subsequent to adoption of ASC 326, the ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2021 and December 31, 2020, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2021 and December 31, 2020, the Company carried $7.2 million and $7.9 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $1.7 million at September 30, 2021 and $2.0 million at December 31, 2020 and we recognized a benefit to credit loss expense of $0.3 million during the nine months ended September 30, 2021. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2021. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
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
Our ACL on loans was $41.0 million as of September 30, 2021, compared to $95.7 million as of December 31, 2020, representing an ACL to total loans ratio of 0.86% and 1.92% respectively.
Our credit loss expense on loans decreased $37.4 million, or 133.6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
The Over-Formula Advances classified as factored receivables and deemed to be purchased credit deteriorated ("PCD") from Covenant had an impact on credit loss expense during the nine months ended September 30, 2021. During that time, new adverse developments with the largest of the three Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41.3 million; however, this net charge-off had no impact on credit loss expense for the nine months ended September 30, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $35.6 million of this charge-off by drawing on its secured line of credit. As of September 30, 2021 the balance of Covenant's credit facility had been fully repaid. Given separate developments with the other two Over-Formula Advance clients, we reserved an additional $2.8 million reflected in credit loss expense during the nine months ended September 30, 2021. At quarter end, our entire remaining over formula advance position was down from $62.1 million at December 31, 2020 to $10.1 million at September 30, 2021 and that $10.1 million balance at September 30, 2021 was fully reserved. The $2.8 million increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4.7 million gain on the indemnification asset which was recorded through non-interest income during the nine months ended September 30, 2021.
The decreased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at September 30, 2021 which resulted in a benefit to credit loss expense of $10.3 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2020 the Company forecasted deterioration in the loss factors driven by the projected economic impact of COVID-19 which resulted in credit loss expense of $23.3 million. See further discussion in the allowance for credit loss section below.

The decrease in credit loss expense was further driven by changes in net new specific reserves. Including the aforementioned $2.8 million additional specific reserve on PCD assets, we recorded net new specific reserves of $1.1 million during the nine months ended September 30, 2021 compared to net new specific reserves of $5.7 million during the nine months ended September 30, 2020. Including the aforementioned PCD charge-off, net charge-offs were $45.3 million for the nine months ended September 30, 2021 and approximately $45.2 million of the gross charge-offs had been reserved in a prior period. Net charge-offs were $3.3 million for the nine months ended September 30, 2020 and approximately $1.6 million of that balance had been reserved in a prior period.

Changes in loan volume and mix partially offset the decrease in credit loss expense period over period. Changes in volume and mix resulted in a benefit to credit loss expense of $0.4 million during the nine months ended September 30, 2021 compared to a benefit of $2.7 million during the nine months ended September 30, 2020.
Credit loss expense for off balance sheet credit exposures decreased $5.0 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed.
Noninterest Income
The following table presents our major categories of noninterest income:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Service charges on deposits	$5,674	$3,631	$2,043	56.3%
Card income	6,341	5,832	509	8.7%
Net OREO gains (losses) and valuation adjustments	(376)	(399)	23	5.8%
Net gains (losses) on sale or call of securities	5	3,210	(3,205)	99.8%
Fee income	11,917	4,392	7,525	171.3%
Insurance commissions	3,989	2,905	1,084	37.3%
Gain on sale of subsidiary or division	—	9,758	(9,758)	(100.0%)
Other	12,692	8,670	4,022	46.4%
Total noninterest income	$40,242	$37,999	$2,243	5.9%
Noninterest income increased $2.2 million, or 5.9%. Noninterest income for the nine months ended September 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, we earned adjusted noninterest income of $28.2 million for the nine months ended September 30, 2020, resulting in an adjusted increase in noninterest income of $12.0 million, or 42.6%, period over period. Changes in selected components of noninterest income in the above table are discussed below.
•Service Charges on Deposits. Service charges on deposit accounts, including overdraft and non-sufficient funds fees, increased $2.0 million, or 56.3% consistent with increased average deposit balances subject to such fees period over period. Further, in keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees were temporary and expired on June 1, 2020.
•Card income. Card income increased $0.5 million, or 8.7% primarily due to increased debit card activity during the nine months ended September 30, 2021.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities decreased $3.2 million due to decreased sales activity during the current period.
•Fee income. Fee income increased $7.5 million, or 171.3% primarily due to $1.2 million of early termination fees charged to two customers during the nine months ended September 30, 2021. We also recognized $3.9 million in Payments fees related to the acquired operations of HubTran during the same period. There were no other significant changes within the components of fee income.
•Insurance commissions. Insurance commissions increased $1.1 million, or 37.3%, due to higher policy volumes processed by Triumph Insurance Group.

•Other. Other noninterest income increased $4.0 million, or 46.4% primarily due to a $4.2 million gain on the Company's indemnification asset during the nine months ended September 30, 2021. We also recognized a $1.5 million recovery during the nine months ended September 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. Additionally, during the current period, we recognized a $0.4 million increase in revenue from BOLI primarily related to a benefit payment. We recognized a gain on sale of liquid credit and mortgage loans during the nine months ended September 30, 2021 of $3.0 million compared to $1.9 million during the same period a year ago. These increases were partially offset by the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the nine months ended September 30, 2020. This revenue was recognized at the time of closing as all required services had been completed and did not repeat during the nine months ended September 30, 2021. Additionally, we recognized $2.0 million of income during the nine months ended September 30, 2020 driven by an increase in the value of the receivable due from Covenant resulting from the Agreement previously discussed. The increase was partially offset by a $0.7 million loss recognized on the donation of a branch to a local municipality during the nine months ended September 30, 2020. There were no other significant changes within the components of other income.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$121,407	$93,177	$28,230	30.3%
Occupancy, furniture and equipment	18,279	15,720	2,559	16.3%
FDIC insurance and other regulatory assessments	1,830	1,170	660	56.4%
Professional fees	9,959	7,023	2,936	41.8%
Amortization of intangible assets	7,677	6,265	1,412	22.5%
Advertising and promotion	3,534	3,548	(14)	(0.4%)
Communications and technology	19,018	16,514	2,504	15.2%
Travel and entertainment	2,725	1,504	1,221	81.2%
Other	20,074	17,855	2,219	12.4%
Total noninterest expense	$204,503	$162,776	$41,727	25.6%

Noninterest expense increased $41.7 million, or 25.6%. Noninterest expense for the nine months ended September 30, 2021 was impacted by $3.0 million of transaction costs associated with the HubTran acquisition. Noninterest expense for the nine months ended September 30, 2020 was impacted by $0.8 million of transaction costs associated with the TFS Acquisition. Excluding the HubTran and TFS acquisition costs, we incurred adjusted noninterest expense of $201.5 million and $161.9 million for the nine months ended September 30, 2021 and 2020, respectively, resulting in an adjusted increase in noninterest expense of $39.6 million, or 24.5%, period over period. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $28.2 million, or 30.3%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce increased period over period in part due to the acquisition of HubTran as well as organic growth within the Company. Our average full-time equivalent employees were 1,181.8 and 1,122.6 for the nine months ended September 30, 2021 and 2020, respectively. Given improved 2021 performance compared to 2020, our annual bonus accrual increased $6.5 million period over period. Further, sales commissions, primarily related to our operations at Triumph Business Capital and TriumphPay, increased $3.5 million and compensation paid to temporary contract labor increased $2.5 million period over period. Additionally, stock based compensation expense increased $5.7 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $2.6 million, or 16.3%, primarily due to growth in our operations period over period.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $0.7 million, or 56.4%, primarily due to increased assessments period over period.
•Professional Fees. Professional fees increased $2.9 million, or 41.8%, primarily due to $3.0 million of transaction costs associated with the HubTran acquisition slightly offset by $0.8 million of transaction costs associated with the TFS acquisition.

•Amortization of intangible assets. Amortization of intangible assets increased $1.4 million, or 22.5%, primarily due to the additional intangibles recorded through the HubTran acquisition during the current year.
•Communications and Technology. Communications and technology expenses increased $2.5 million, or 15.2%, primarily as a result of increased spending on IT consulting to develop efficiency in our operations and improve the functionality of the TriumphPay platform period over period.
•Travel and entertainment. Travel and entertainment expenses increased $1.2 million, or 81.2%, primarily due to the impact of the COVID-19 pandemic on such activities during the prior year.
•Other. Other noninterest expense increased $2.2 million or 12.4%. There were no significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $14.5 million, or 134.2%, from $10.8 million for the nine months ended September 30, 2020 to $25.3 million for the nine months ended September 30, 2021. The effective tax rate was 23% for the nine months ended September 30, 2021 and 25% for the nine months ended September 30, 2020. The decrease in the effective tax rate period over period is principally due to an adjustment to state taxes during the prior year.
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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Nine Months Ended September 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$144,087	$127,699	$7,939	$51	$279,776
Intersegment interest allocations	8,117	(7,700)	(417)	—	—
Total interest expense	8,225	—	—	6,478	14,703
Net interest income (expense)	143,979	119,999	7,522	(6,427)	265,073
Credit loss expense (benefit)	(19,187)	8,091	548	(290)	(10,838)
Net interest income after credit loss expense	163,166	111,908	6,974	(6,137)	275,911
Noninterest income	25,139	10,710	4,242	151	40,242
Noninterest expense	122,497	52,433	26,393	3,180	204,503
Operating income (loss)	$65,808	$70,185	$(15,177)	$(9,166)	$111,650

(Dollars in thousands)
Nine Months Ended September 30, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$155,517	$73,952	$2,440	$267	$232,176
Intersegment interest allocations	9,139	(8,873)	(266)	—	—
Total interest expense	25,368	—	—	5,678	31,046
Net interest income (expense)	139,288	65,079	2,174	(5,411)	201,130
Credit loss expense (benefit)	27,211	4,437	167	1,834	33,649
Net interest income after credit loss expense	112,077	60,642	2,007	(7,245)	167,481
Gain on sale of subsidiary or division	9,758	—	—	—	9,758
Other noninterest income	22,512	5,524	74	131	28,241
Noninterest expense	113,047	37,695	8,954	3,080	162,776
Operating income (loss)	$31,300	$28,471	$(6,873)	$(10,194)	$42,704

(Dollars in thousands)
September 30, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,686,761	$1,559,378	$242,446	$975,939	$(2,439,989)	$6,024,535
Gross loans	$4,390,659	$1,479,989	$127,039	$700	$(1,215,657)	$4,782,730

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,791,537	$1,121,704	$115,836	$861,967	$(1,955,253)	$5,935,791
Gross loans	$4,788,093	$1,036,548	$84,222	$800	$(912,887)	$4,996,776
Banking

(Dollars in thousands)	Nine Months Ended September 30,			% Change
Banking	2021	2020	$ Change
Total interest income	$144,087	$155,517	$(11,430)	(7.3%)
Intersegment interest allocations	8,117	9,139	(1,022)	(11.2%)
Total interest expense	8,225	25,368	(17,143)	(67.6%)
Net interest income	143,979	139,288	4,691	3.4%
Credit loss expense (benefit)	(19,187)	27,211	(46,398)	(170.5%)
Net interest income after credit loss expense	163,166	112,077	51,089	45.6%
Gain on sale of subsidiary or division	—	9,758	(9,758)	(100.0%)
Other noninterest income	25,139	22,512	2,627	11.7%
Noninterest expense	122,497	113,047	9,450	8.4%
Operating income (loss)	$65,808	$31,300	$34,508	110.2%

Our Banking segment’s operating income increased $34.5 million, or 110.2%. Our Banking segment’s operating income for the nine months ended September 30, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, our Banking segment’s adjusted operating income was $24.8 million for the nine months ended September 30, 2020, resulting in an adjusted increase in operating income of $41.0 million period over period.
Total interest income decreased $11.4 million, or 7.3%, primarily as a result of decreases in the balances of our interest earning assets, primarily loans. Average loans in our Banking segment, excluding intersegment loans, decreased 4.1% from $3.662 billion for the nine months ended September 30, 2020 to $3.511 billion for the nine months ended September 30, 2021. The decrease in interest income was also driven by a decrease in yields on interest earning assets.
Interest expense decreased period over period. While the average balance of interest bearing liabilities at our Banking segment decreased overall, average total interest bearing deposits increased $270.5 million, or 9.4%. The decrease in interest expense was the result of a decrease in our average cost of interest bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was a benefit to credit loss expense of $18.0 million for the nine months ended September 30, 2021 compared to credit loss expense of $23.4 million for the nine months ended September 30, 2020. The decreased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at our Banking segment as of September 30, 2021 which resulted in a benefit to credit loss expense of $10.2 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2020 the Company forecasted deterioration in the loss factors driven by the projected economic impact of COVID-19 which resulted in credit loss expense of $23.2 million at our Banking segment. The decrease in credit loss expense was further driven by the impact of specific reserve releases on our Banking segment loans. These releases created a $4.3 million benefit to credit loss expense for the nine months ended September 30, 2021 compared to $4.8 million of credit loss expense on net new specific reserves during the nine months ended September 30, 2020. Net charge-offs at our Banking segment were insignificant during the nine months ended September 30, 2021 compared to net charge-offs of $0.4 million during the same period a year ago. Said charge-offs carried a reserve balance of $0.2 million established during a prior period. Changes in loan volume and mix at our Banking segment partially offset the decrease in credit loss expense as these factors created a $3.3 million benefit to credit loss expense during the nine months ended September 30, 2021 compared to a $5.0 million benefit during the same period of the prior year.
Credit loss expense for off balance sheet credit exposures decreased $5.0 million from $3.8 million for the nine months ended September 30, 2020 to a benefit of $1.2 million for the nine months ended September 30, 2021. The decrease was primarily due to the changes in the assumptions used to project the loss rates previously discussed.
Noninterest income at our Banking segment increased due to a $2.0 million increase in service charges on deposits consistent with increased average deposit balances subject to such fees period over period. Further, in keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees were temporary and expired on June 1, 2020. Additionally card income at our Banking segment increased $0.5 million primarily due to increased debit card activity during the nine months ended September 30, 2021. Further, insurance commissions at our Banking segment increased $1.1 million due to higher policy volumes processed by Triumph Insurance group. The Banking segment also recognized a $1.5 million recovery during the nine months ended September 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. Additionally, during the current period, we recognized a $0.4 million increase in revenue from BOLI primarily related to a benefit payment. We also recognized a gain on sale of liquid credit and mortgage loans during the nine months ended September 30, 2021 of $3.0 million compared to a gain of $1.9 million during the same period a year ago. These increases were partially offset by a decrease in net gains on sale or call of securities of $3.2 million period over period. Additionally offsetting the increase was the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the nine months ended September 30, 2020 and did not repeat during the nine months ended September 30, 2021. We also recognized a $0.7 million loss on the donation of a branch to a local municipality during the nine months ended September 30, 2020. There were no other significant changes within the components of other noninterest income.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Banking segment were insignificant period over period.

Factoring

(Dollars in thousands)	Nine Months Ended September 30,
Factoring	2021	2020	$ Change	% Change
Total interest income	$127,699	$73,952	$53,747	72.7%
Intersegment interest allocations	(7,700)	(8,873)	1,173	13.2%
Total interest expense	—	—	—	—
Net interest income	119,999	65,079	54,920	84.4%
Credit loss expense (benefit)	8,091	4,437	3,654	82.4%
Net interest income after credit loss expense	111,908	60,642	51,266	84.5%
Noninterest income	10,710	5,524	5,186	93.9%
Noninterest expense	52,433	37,695	14,738	39.1%
Operating income (loss)	$70,185	$28,471	$41,714	146.5%

	Nine Months Ended September 30,
	2021	2020
Factored receivable period end balance	$1,479,989,000	$953,434,000
Yield on average receivable balance	14.19%	15.63%
Year to date charge-off rate(1)	3.76%	0.45%
Factored receivables - transportation concentration	90%	88%

Interest income, including fees	$127,699,000	$73,952,000
Non-interest income(2)	6,056,000	3,524,000
Factored receivable total revenue	133,755,000	77,476,000
Average net funds employed	1,082,610,000	569,928,000
Yield on average net funds employed	16.52%	18.16%

Accounts receivable purchased	$9,092,541,000	$4,673,573,000
Number of invoices purchased	4,125,694	2,719,508
Average invoice size	$2,204	$1,719
Average invoice size - transportation	$2,096	$1,567
Average invoice size - non-transportation	$4,812	$4,527
(1) Net charge-offs for the nine months ended September 30, 2021 includes a $45.3 million charge-off related to the TFS acquisition, which contributed approximately 3.43% to the net charge-off rate for the period.
(2) Non-interest income for the nine months ended September 30, 2021 excludes $4.7 million of income recognized on our indemnification asset resulting from the amended TFS acquisition agreement.
Our Factoring segment’s operating income increased $41.7 million, or 146.5%.
Our average invoice size increased 28.2% from $1,719 for the nine months ended September 30, 2020 to $2,204 for the nine months ended September 30, 2021 and the number of invoices purchased increased 51.7% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 90.0% during the nine months ended September 30, 2021 compared to the same period in 2020. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size. Those, in turn, resulted from historically high freight volume in a reduced capacity market. See further discussion under the Recent Developments: COVID-19 and the CARES Act section. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets and competitive pricing pressure; however, those negative factors were somewhat mitigated by increased concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was up 2% period over period from 88% at September 30, 2020 to 90% at September 30, 2021.

The increase in credit loss expense was primarily due to the $2.8 million increase in required reserves on acquired Over-Formula advances as previously explained in the Credit Loss Expense discussion. Including the additional specific reserves attributable to the acquired Over-Formula Advances, net new specific reserves at our Factoring segment increased $1.5 million period over period. Growth in the underlying factored receivable portfolio at our Factoring segment resulted in $2.6 million and $2.1 million of credit loss expense during the nine months ended September 30, 2021 and 2020, respectively. Net charge-offs at our factoring segment were $45.2 million consisting mostly of the aforementioned $41.3 million charge-off of the Over-Formula Advance balance associated with the largest over-advanced client which contributed 3.43% to the current period charge-off rate in the table above. A reserve of $41.5 million on the gross charge-offs was established in a prior period. During the nine months ended September 30, 2020, net charge-offs at our factoring segment were $2.9 million of which $0.7 million was reserved in a prior period. Changes in loss assumptions did not have a meaningful impact on credit loss expense during the nine months ended September 30, 2021 or 2020.
The increase in noninterest income at our Factoring segment was primarily due to a $4.2 million gain on the Company's indemnification asset during the nine months ended September 30, 2021. Additionally, we recognized $1.2 million early termination fees during the nine months ended September 30, 2021. These increases were partially offset by the recognition of $2.0 million of income during the nine months ended September 30, 2021 driven by an increase in the value of the receivable due from Covenant resulting from the Agreement previously discussed. There were no other material fluctuations in noninterest income at our Factoring segment.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Factoring segment were insignificant period over period.
Payments

(Dollars in thousands)	Nine Months Ended September 30,
Payments	2021	2020	$ Change	% Change
Total interest income	$7,939	$2,440	$5,499	225.4%
Intersegment interest allocations	(417)	(266)	(151)	(56.8)%
Total interest expense	—	—	—	—%
Net interest income	7,522	2,174	5,348	246.0%
Credit loss expense (benefit)	548	167	381	228.1%
Net interest income after credit loss expense	6,974	2,007	4,967	247.5%
Noninterest income	4,242	74	4,168	5632.4%
Noninterest expense	26,393	8,954	17,439	194.8%
Operating income (loss)	$(15,177)	$(6,873)	$(8,304)	(120.8)%

	Nine Months Ended
	2021	2020
Factored receivable period end balance	$127,039,000	$62,903,000

Interest income	$7,939,000	$2,440,000
Noninterest income	4,242,000	74,000
Total revenue	$12,181,000	$2,514,000

Operating income (loss)	$(15,177,000)	$(6,873,000)
Interest expense	417,000	266,000
Depreciation and software amortization expense	210,000	186,000
Intangible amortization expense	1,987,000	—
Earnings (losses) before interest, taxes, depreciation, and amortization	$(12,563,000)	$(6,421,000)
Transaction costs	$2,992,000	$—
Adjusted earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(9,571,000)	$(6,421,000)

Number of invoices processed	9,455,740	2,679,662
Amount of payments processed	$9,919,864,000	$2,419,500,000
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
Our Payments segment's operating loss increased $8.3 million, or 120.8%.
The number of invoices processed by our Payments segment increased 252.9% from 2,679,662 for the nine months ended September 30, 2020 to 9,455,740 for the nine months ended September 30, 2021, and the amount of payments processed increased 310.0% from $2.420 billion for the nine months ended September 30, 2020 to $9.920 billion for the nine months ended September 30, 2021.
Interest income increased due to increased factoring activity at our Payments segment and increased yields period over period. Noninterest income increased primarily due to $3.9 million in Payments fees related to the acquired HubTran operations during the nine months ended September 30, 2021.
Noninterest expense increased primarily due to $3.0 million of transaction costs related to the acquisition of HubTran and an increase in salaries and employee benefits expense driven by merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Our average full-time equivalent employees at our Payments segment were 87.1 and 40.8 for the nine months ended September 30, 2021 and 2020, respectively. We continue to invest heavily in the operations of TriumphPay.
The acquisition of HubTran during the nine months ended September 30, 2021 allows TriumphPay to create a fully integrated payments network for transportation; servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that will lead to meaningful amounts of amortization going forward.

Corporate

(Dollars in thousands)	Nine Months Ended September 30,			% Change
Corporate	2021	2020	$ Change
Total interest income	$51	$267	$(216)	(80.9%)
Intersegment interest allocations	—	—	—	—
Total interest expense	6,478	5,678	800	14.1%
Net interest income (expense)	(6,427)	(5,411)	(1,016)	(18.8%)
Credit loss expense (benefit)	(290)	1,834	(2,124)	(115.8%)
Net interest income (expense) after credit loss expense	(6,137)	(7,245)	1,108	15.3%
Noninterest income	151	131	20	15.3%
Noninterest expense	3,180	3,080	100	3.2%
Operating income (loss)	$(9,166)	$(10,194)	$1,028	10.1%
The Corporate segment reported an operating loss of $9.2 million for the nine months ended September 30, 2021 compared to an operating loss of $10.2 million for the nine months ended September 30, 2020. This was primarily due to decreased credit loss expense on our HTM CLOs previously discussed in the Credit Loss Expense section. Operating income during the nine months ended September 30, 2021 was also impacted by increased credit loss expense. During the nine months ended September 30, 2021, management issued a new subordinated debt facility and used the majority of the proceeds to redeem the 2016 subordinated debt facility in whole. The 2016 subordinated debt facility carried a discount and fees of $0.8 million at the time of payoff that was written off through interest expense during the nine months ended September 30, 2021. There were no other significant fluctuations in accounts in our Corporate segment period over period.
Financial Condition
Assets
Total assets were $6.025 billion at September 30, 2021, compared to $5.936 billion at December 31, 2020, an increase of $88.7 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.783 billion at September 30, 2021, compared with $4.997 billion at December 31, 2020.
The following table shows our total loan portfolio by portfolio segments:

	September 30, 2021		December 31, 2020		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$630,106	13%	$779,158	16%	$(149,052)	(19.1%)
Construction, land development, land	171,814	4%	219,647	4%	(47,833)	(21.8%)
1-4 family residential	127,073	3%	157,147	3%	(30,074)	(19.1%)
Farmland	82,990	2%	103,685	2%	(20,695)	(20.0%)
Commercial	1,398,497	29%	1,562,957	32%	(164,460)	(10.5%)
Factored receivables	1,607,028	33%	1,120,770	22%	486,258	43.4%
Consumer	12,677	—%	15,838	—%	(3,161)	(20.0%)
Mortgage warehouse	752,545	16%	1,037,574	21%	(285,029)	(27.5%)
Total Loans	$4,782,730	100%	$4,996,776	100%	$(214,046)	(4.3%)
Commercial Real Estate Loans. Our commercial real estate loans decreased $149.1 million, or 19.1%, due to paydowns for the period that outpaced new loan origination activity.
Construction and Development Loans. Our construction and development loans decreased $47.8 million, or 21.8%, due primarily to paydowns and conversions to term loans that were offset by modest origination and draw activity.
Residential Real Estate Loans. Our one-to-four family residential loans decreased $30.1 million, or 19.1%, due primarily to paydowns that were offset by modest origination and draw activity.

Farmland Loans. Our farmland loans decreased $20.7 million, or 20.0%, due to paydowns for the period that outpaced new loan origination activity.
Commercial Loans. Our commercial loans held for investment decreased $164.5 million, or 10.5%, due to decreases in liquid credit, PPP, agriculture and other commercial loans. The decline in commercial loans was offset by increases in equipment finance and asset-based lending. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $51.6 million, or 15.1%.
The following table shows our commercial loans:

(Dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Commercial
Equipment	$588,105	$573,163	$14,942	2.6%
Asset-based lending	213,927	180,488	33,439	18.5%
Liquid credit	142,547	184,027	(41,480)	(22.5%)
Paycheck Protection Program loans	87,413	189,857	(102,444)	(54.0%)
Agriculture	77,263	94,572	(17,309)	(18.3%)
Other commercial lending	289,242	340,850	(51,608)	(15.1%)
Total commercial loans	$1,398,497	$1,562,957	$(164,460)	(10.5%)
Factored Receivables. Our factored receivables increased $486.3 million, or 43.4%. At September 30, 2021, the balance of the Over-Formula Advance Portfolio included in factored receivables was $10.1 million. At September 30, 2021, the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $3.2 million, or 20.0%, due to paydowns in excess of new loan origination activity during the period.
Mortgage Warehouse. Our mortgage warehouse facilities decreased $285.0 million, or 27.5%, due to decreased utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $772.3 million for the three months ended September 30, 2021 compared to $786.3 million for the three months ended September 30, 2020 and $827.1 million for the nine months ended September 30, 2021 compared to $672.4 million for the nine months ended September 30, 2020.
The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	September 30, 2021
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five Years	Total
Commercial real estate	$131,874	$368,071	$130,161	$630,106
Construction, land development, land	99,602	59,587	12,625	171,814
1-4 family residential	9,988	37,034	80,051	127,073
Farmland	10,578	26,778	45,634	82,990
Commercial	311,838	997,252	89,407	1,398,497
Factored receivables	1,607,028	—	—	1,607,028
Consumer	2,605	7,137	2,935	12,677
Mortgage warehouse	752,545	—	—	752,545
	$2,926,058	$1,495,859	$360,813	$4,782,730

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$1,034,447	$66,962
Floating interest rates		461,412	293,851
Total		$1,495,859	$360,813

As of September 30, 2021, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Colorado (16%), Texas (20%), Illinois (14%), and Iowa (6%) make up 56% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2020, the states of Colorado (17%), Texas (22%), Illinois (12%) and Iowa (6%) made up 57% of the Company’s gross loans, excluding factored receivables.
Further, a majority (91%) of our factored receivables, representing approximately 31% of our total loan portfolio as of September 30, 2021, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2020, 90% of our factored receivables, representing approximately 20% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	September 30, 2021	December 31, 2020
Nonperforming loans:
Commercial real estate	$2,113	$9,945
Construction, land development, land	986	2,294
1-4 family residential	1,312	1,851
Farmland	2,046	2,531
Commercial	7,844	17,202
Factored receivables	28,287	23,956
Consumer	251	253
Mortgage warehouse	—	—
Total nonperforming loans	42,839	58,032
Held to maturity securities	5,810	7,945
Other real estate owned, net	893	1,432
Other repossessed assets	2,444	1,069
Total nonperforming assets	$51,986	$68,478

Nonperforming assets to total assets	0.86%	1.15%
Nonperforming loans to total loans held for investment	0.90%	1.16%
Total past due loans to total loans held for investment	2.31%	3.22%

Nonperforming loans decreased $15.2 million, or 26.2%, primarily due to the payoff of a $5.7 million nonperforming commercial real estate loan, the payoff of $5.0 million nonperforming general commercial loan, the payoff of a $2.3 million nonperforming commercial relationship, and the payoff of a $1.0 million nonperforming construction loan during the year. Additionally, the portion of the Over-Formula Advances not covered by Covenant's indemnification decreased by $8.6 million from $10.0 million at December 31, 2020 to $1.4 million at September 30, 2021 primarily as a result of the aforementioned charge-off activity. These decreases were partially offset by $13.3 million of the total $19.4 million of Misdirected Payments amount at September 30, 2021 moving to greater than 90 days past due during the year. The entire $19.4 million amount is now included in nonperforming loans (specifically, factored receivables) in accordance with our policy. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.
OREO decreased $0.5 million, or 37.6%, due to the removal of individually insignificant OREO properties as well as insignificant valuation adjustments made throughout the period.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment decreased to 0.90% at September 30, 2021 from 1.16% December 31, 2020.
Our ratio of nonperforming assets to total assets decreased to 0.86% at September 30, 2021 from 1.15% December 31, 2020. This is due to the aforementioned loan activity and changes in our period end total assets. Additionally, the amortized cost basis of our HTM CLO securities considered to be nonaccrual decreased $2.1 million during the year.
Past due loans to total loans held for investment decreased to 2.31% at September 30, 2021 from 3.22% at December 31, 2020, as a result of above activity. Additionally, past due loans associated with the acquired Over-Formula Advances decreased $52.1 million during the year primarily as a result of the aforementioned charge-off activity. The remaining $10.1 million acquired Over-Formula Advance balance is considered greater than 90 days past due at September 30, 2021. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition.
Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. At September 30, 2021, we had $18.1 million in loans of this type which are not included in any of the nonperforming loan categories. Refer to previous discussion of loans currently in deferral in accordance with the CARES Act and March 2020 interagency guidance.
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

The following table sets forth the ACL by category of loan:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$3,936	13%	0.62%	$10,182	16%	1.31%
Construction, land development, land	1,057	4%	0.62%	3,418	4%	1.56%
1-4 family residential	485	3%	0.38%	1,225	3%	0.78%
Farmland	610	2%	0.74%	832	2%	0.80%
Commercial	14,276	29%	1.02%	22,040	32%	1.41%
Factored receivables	19,651	33%	1.22%	56,463	22%	5.04%
Consumer	250	—%	1.97%	542	—%	3.42%
Mortgage warehouse	752	16%	0.10%	1,037	21%	0.10%
Total Loans	$41,017	100%	0.86%	$95,739	100%	1.92%
The ACL decreased $54.7 million, or 57.2%. This decrease was primarily driven by the aforementioned charge-off of $41.3 million of PCD Over-Formula Advances classified as factored receivables. The charge-off was partially offset by an additional $2.8 million reserve required on remaining PCD Over-Formula Advances and discussed previously in the Credit Loss Expense section of Management's Discussion and Analysis. At quarter end, our entire remaining Over-Formula Advance position was down from $62.1 million at December 31, 2020 to $10.1 million at September 30, 2021 and the entire balance at September 30, 2021 was fully reserved.
Another driver of the decrease in required ACL is projected improvement of the loss drivers that the Company forecasted to calculate expected losses at September 30, 2021 as compared to December 31, 2020. This improvement was brought on by a quicker projected economic recovery post-COVID-19 than was anticipated at December 31, 2020. It had a positive impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in a release of $10.3 million of ACL period over period.
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
For all DCF models at September 30, 2021, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2021 as compared to December 31, 2020, the Company forecasted a significant decrease in national unemployment, an increase in one-year percentage change in national retail sales, an increase in one-year percentage change in the national home price index, and an increase in one-year percentage change in national gross domestic product. For percentage changes in national retail sales, national home price index and national gross domestic product, the Company projected significant growth in the first projected quarter followed by percentage change growth for the last three projected quarters resembling something closer to pre-COVID-19 levels albeit slightly more modest. Projected unemployment rates used by the Company are relatively stable over the four projected quarters at levels somewhat higher than pre-COVID-19 conditions.
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

The decrease in required ACL was also driven by a net reversal of specific reserves on non-PCD loans of $1.7 million during the nine months ended September 30, 2021. Excluding the aforementioned PCD charge-off, net charge-offs were $4.1 million for the nine months ended September 30, 2021. Changes in loan volume and mix during the nine months ended September 30, 2021 decreased the required ACL by $0.4 million during the period.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program.  At September 30, 2021, the Company carried $87.4 million of PPP loans classified as Commercial loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. Credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, are required to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information about any of our PPP loans, the Company does not carry an ACL on its PPP loans at September 30, 2021.
The following table presents the unpaid principal and recorded investment for loans at September 30, 2021. The difference between the unpaid principal balance and recorded investment is principally (1) premiums and discounts associated with acquisition date fair value adjustments on acquired loans totaling $12.1 million at September 30, 2021, and (2) net deferred origination costs and fees totaling $7.8 million at September 30, 2021. The net difference can provide protection from credit loss in addition to the ACL as future potential charge-offs for an individual loan is limited to the recorded investment plus unpaid accrued interest.

(Dollars in thousands)	Recorded Investment	Unpaid Principal	Difference
September 30, 2021
Commercial real estate	$630,106	$632,182	$(2,076)
Construction, land development, land	171,814	171,998	(184)
1-4 family residential	127,073	127,446	(373)
Farmland	82,990	83,549	(559)
Commercial	1,398,497	1,410,739	(12,242)
Factored receivables	1,607,028	1,611,525	(4,497)
Consumer	12,677	12,689	(12)
Mortgage warehouse	752,545	752,545	—
	$4,782,730	$4,802,673	$(19,943)
At September 30, 2021 and December 31, 2020, we had on deposit $189.6 million and $145.9 million, respectively, of customer reserves associated with factored receivables. These deposits represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits on our consolidated balance sheets.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries, and the effects of those items on our ACL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$45,694	$54,613	$95,739	$29,092
Loans charged-off:
Commercial real estate	(17)	—	(17)	—
Construction, land development, land	—	—	(12)	—
1-4 family residential	(1)	(6)	(26)	(27)
Farmland	—	—	—	—
Commercial	(211)	(528)	(426)	(1,173)
Factored receivables	(3,597)	(773)	(45,683)	(3,027)
Consumer	(139)	(118)	(285)	(410)
Mortgage warehouse	—	—	—	—
Total loans charged-off	$(3,965)	$(1,425)	$(46,449)	$(4,637)
Recoveries of loans charged-off:
Commercial real estate	2	53	10	61
Construction, land development, land	1	2	3	5
1-4 family residential	5	7	90	40
Farmland	—	—	—	80
Commercial	—	615	598	949
Factored receivables	239	40	324	95
Consumer	—	31	92	101
Mortgage warehouse	—	—	—	—
Total loans recoveries	$247	$748	$1,117	$1,331
Net loans charged-off	$(3,718)	$(677)	$(45,332)	$(3,306)
Credit loss expense on loans:
Commercial real estate	(453)	(2,440)	(6,239)	6,366
Construction, land development, land	(434)	(319)	(2,352)	4,400
1-4 family residential	(64)	(56)	(804)	1,138
Farmland	(59)	(95)	(222)	(324)
Commercial	(1,187)	(657)	(7,936)	11,004
Factored receivables	1,186	3,059	8,547	4,475
Consumer	153	29	(99)	583
Mortgage warehouse	(101)	123	(285)	332
Total credit loss expense (benefit) on loans	$(959)	$(356)	$(9,390)	$27,974
Impact of adopting ASU 2016-13	—	—	—	269
Initial allowance on loans purchased with credit deterioration	—	37,415	—	37,415
Reclassification to held for sale	—	—	—	(449)
Balance at end of period	$41,017	$90,995	$41,017	$90,995
Average total loans held for investment	$4,770,850	$4,499,058	$4,801,059	$4,307,006
Net charge-offs to average total loans held for investment	0.08%	0.02%	0.94%	0.08%
Allowance to total loans held for investment	0.86%	1.88%	0.86%	1.88%
Quarter to date net loans charged off increased $3.0 million primarily due to increased charge-offs on factored receivables partially offset by decreased charge-offs on commercial loans.
Year to date net loans charged off increased $42.0 million due to the aforementioned charge-off of $41.3 million of PCD Over-Formula Advances classified as factored receivables. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.

Securities
As of September 30, 2021 and December 31, 2020, we held equity securities with a fair value of $5.6 million and $5.8 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of September 30, 2021, we held debt securities classified as available for sale with a fair value of $164.8 million, a decrease of $59.5 million from $224.3 million at December 31, 2020. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
U.S. Government agency obligations	$5,001	$15,088	$(10,087)	(66.9)%
Mortgage-backed securities, residential	18,167	27,684	(9,517)	(34.4)%
Asset-backed securities	6,864	7,039	(175)	(2.5)%
State and municipal	29,175	37,395	(8,220)	(22.0)%
CLO Securities	100,719	122,204	(21,485)	(17.6)%
Corporate bonds	2,061	11,573	(9,512)	(82.2)%
SBA pooled securities	2,829	3,327	(498)	(15.0)%
	$164,816	$224,310	$(59,494)	(26.5)%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of September 30, 2021, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at September 30, 2021. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of September 30, 2021, we held investments classified as held to maturity with an amortized cost, net of ACL, of $5.5 million, a decrease of $0.4 million from $5.9 million at December 31, 2020. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at September 30, 2021.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of September 30, 2021
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency obligations	$4,999	2.18%	$—	—%	$—	—%	$—	—%	$4,999	2.18%
Mortgage-backed securities	487	3%	2,022	1.84%	4,176	1.84%	10,623	3.07%	17,308	2.63%
Asset-backed securities	—	—%	61	0.27%	5,000	0.27%	1,799	1.28%	6,860	0.53%
State and municipal	9,267	2.63%	2,696	3.02%	2,414	2.80%	14,136	2.53%	28,513	2.63%
CLO securities	—	—%	—	—%	70,177	4.02%	26,751	2.61%	96,928	3.63%
Corporate bonds	718	3.17%	1,001	1.37%	—	—%	271	5.07%	1,990	2.50%
SBA pooled securities	—	—%	22	3.04%	—	—%	2,713	4.10%	2,735	4.09%
Total available for sale securities	$15,471	2.52%	$5,802	2.30%	$81,767	3.66%	$56,293	2.71%	$159,333	3.17%
Held to maturity securities:	$—	—%	$—	—%	$7,225	—%	$—	—%	$7,225	—%
Liabilities
Total liabilities were $5.204 billion as of September 30, 2021, compared to $5.209 billion at December 31, 2020, a decrease of $5.1 million, the components of which are discussed below.

Deposits
The following table summarizes our deposits:

(Dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Noninterest bearing demand	$2,020,984	$1,352,785	$668,199	49.4%
Interest bearing demand	795,234	688,680	106,554	15.5%
Individual retirement accounts	86,012	92,584	(6,572)	(7.1%)
Money market	472,242	393,325	78,917	20.1%
Savings	483,946	421,488	62,458	14.8%
Certificates of deposit	574,539	790,844	(216,305)	(27.4%)
Brokered time deposits	117,064	516,786	(399,722)	(77.3%)
Other brokered deposits	272,554	460,108	(187,554)	(40.8%)
Total Deposits	$4,822,575	$4,716,600	$105,975	2.2%
Our total deposits increased $106.0 million, or 2.2%, primarily due to growth in noninterest and interest bearing demand deposits partially offset by decreases in certificates of deposit, brokered time deposits, and other brokered deposits. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of September 30, 2021, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 84% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 16% of total deposits.
The following table provides information on the maturity distribution of time deposits with individual balances of $100,000 to $250,000 and of time deposits with individual balances of $250,000 or more as of September 30, 2021:

(Dollars in thousands)	$100,000 to $250000	$250,000 and Over	Total
Maturity
3 months or less	$92,070	$40,259	$132,329
Over 3 through 6 months	97,148	19,042	116,190
Over 6 through 12 months	126,159	49,354	175,513
Over 12 months	33,113	15,949	49,062
	$348,490	$124,604	$473,094
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
				Average
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$779,625	0.22%	16%	$635,287	0.13%	15%
Individual retirement accounts	86,571	0.58%	2%	95,962	1.24%	2%
Money market	417,435	0.21%	9%	385,620	0.27%	9%
Savings	479,915	0.15%	10%	400,102	0.15%	10%
Certificates of deposit	595,001	0.48%	12%	905,075	1.66%	23%
Brokered time deposits	99,116	0.12%	2%	247,928	1.51%	6%
Other brokered deposits	441,446	0.20%	9%	251,701	0.30%	6%
Total interest bearing deposits	2,899,109	0.27%	60%	2,921,675	0.79%	71%
Noninterest bearing demand	1,912,398	—	40%	1,213,494	—	29%
Total deposits	$4,811,507	0.16%	100%	$4,135,169	0.56%	100%

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$746,590	0.23%	15%	$617,392	0.18%	16%
Individual retirement accounts	88,579	0.69%	2%	99,827	1.42%	3%
Money market	404,651	0.22%	8%	408,487	0.54%	10%
Savings	465,041	0.15%	10%	382,236	0.15%	10%
Certificates of deposit	674,284	0.76%	14%	993,590	2.00%	25%
Brokered time deposits	134,781	0.26%	3%	297,829	1.83%	8%
Other brokered deposits	641,959	0.16%	13%	86,064	0.30%	2%
Total interest bearing deposits	3,155,885	0.33%	65%	2,885,425	1.07%	74%
Noninterest bearing demand	1,720,213	—	35%	1,021,745	—	26%
Total deposits	$4,876,098	0.21%	100%	$3,907,170	0.79%	100%
Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the nine months ended September 30, 2021 and the year ended December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Amount outstanding at end of period	$11,990	$3,099
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$6,200	$6,716
Weighted average interest rate during the period	0.03%	0.03%
Maximum month-end balance during the period	$12,405	$14,192
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.
FHLB Advances
The following provides a summary of our FHLB advances as of and for the nine months ended September 30, 2021 and the year ended December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Amount outstanding at end of period	$30,000	$105,000
Weighted average interest rate at end of period	0.27%	0.17%
Average amount outstanding during the period	37,234	342,264
Weighted average interest rate during the period	0.24%	0.58%
Highest month end balance during the period	180,000	850,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At September 30, 2021 and December 31, 2020, we had $995.3 million and $1.247 billion, respectively, in unused and available advances from the FHLB.
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

Information concerning borrowings under the PPPLF is summarized as follows for the nine months ended September 30, 2021and the year ended December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Amount outstanding at end of period	$97,554	$191,860
Weighted average interest rate at end of period	0.35%	0.35%
Average amount outstanding during the period	116,134	143,608
Weighted average interest rate during the period	0.35%	0.35%
Highest month end balance during the period	181,635	223,809
At September 30, 2021, scheduled maturities of PPPLF borrowings are as follows:

(Dollars in thousands)	September 30, 2021
Within one year	$24,796
After four but within five years	72,758
Total	$97,554
At September 30, 2021 and December 31, 2020, the PPPLF borrowings were secured by PPP Loans totaling $97.6 million and $191.9 million, respectively, and bear interest at a fixed rate of 0.35% annually.
Subordinated Notes
On September 30, 2016, we issued $50.0 million of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2016 Notes”). The 2016 Notes initially bear interest at 6.50% per annum, are payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. We redeemed the 2016 Notes in whole on September 30, 2021.
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
On August 26, 2021, we issued $70.0 million of Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2021 Notes”). The 2021 Notes initially bear interest at 3.500% per annum, payable semi-annually in arrears, to, but excluding, September 1, 2026, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to a benchmark rate, initially the three-month term secured overnight financing rate ("SOFR"), as determined for the applicable quarterly period, plus 2.860%. We may, at our option, beginning on September 1, 2026 and on any scheduled interest payment date thereafter, redeem the 2021 Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.
The Subordinated Notes are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations is eligible for inclusion in Tier 2 regulatory capital.
Issuance costs related to the Subordinated Notes have been netted against the subordinated notes liability on the consolidated balance sheets and are being amortized using the effective interest method through the earliest respective redemption date as a component of interest expense. The carrying value of the Subordinated Notes totaled $106.8 million at September 30, 2021.

Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of September 30, 2021:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,316	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	13,134	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,665	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,763	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,889	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,700	July 2034	LIBOR + 2.75%
	$51,031	$40,467
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $40.5 million was allowed in the calculation of Tier I capital as of September 30, 2021.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $820.7 million as of September 30, 2021, compared to $726.8 million as of December 31, 2020, an increase of $93.9 million. Stockholders’ equity increased during this period primarily due to our net income of $86.3 million.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2021, TBK Bank had $529.3 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines.

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
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2021. The amount of the obligations presented in the table reflects principal amounts only and excludes the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - September 30, 2021
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$11,990	$11,990	$—	$—	$—
Federal Home Loan Bank advances	30,000	—	—	—	30,000
Paycheck Protection Program Liquidity Facility	97,554	24,796	—	72,758	—
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	40,282	5,101	9,616	9,025	16,540
Time deposits with stated maturity dates	777,615	675,332	94,049	8,234	—
Total contractual obligations	$1,117,972	$717,219	$103,665	$90,017	$207,071
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

The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	23.2%	31.6%	18.4%	19.8%
+300 basis points	15.5%	19.7%	13.6%	15.3%
+200 basis points	10.4%	13.9%	8.7%	10.7%
+100 basis points	5.4%	8.1%	3.9%	6.0%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.8%)	(2.0%)	(3.6%)	(2.6%)
The following table presents the change in our economic value of equity as of September 30, 2021 and December 31, 2020, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2021	December 31, 2020
+400 basis points	35.0%	36.5%
+300 basis points	27.5%	28.9%
+200 basis points	19.3%	20.3%
+100 basis points	10.1%	10.7%
Flat rates	0.0%	0.0%
-100 basis points	(10.8%)	(11.4%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We are party to a lawsuit filed against the United States Postal Service (“USPS”) seeking damages related to invoices totaling approximately $19.4 million that it separately paid to our customer, a vendor to the USPS who hauls mail pursuant to contracts it has with such entity, in violation of notices provided to the USPS that such payments were to be made directly to us (the “Misdirected Payments”). Such action was initially filed in the United States District Court for the Southern District of Florida. During the third quarter of 2021 we, together with the USPS, entered into a stipulation of dismissal without prejudice dismissing our initial action with respect to this matter in United States District Court, and we filed a new action seeking relief from the USPS for the Misdirected Payments in the United States Court of Federal Claims. Although we believe we have valid claims that the USPS is obligated to make payment on such receivable to us and that the USPS will have the capacity to make such payment, the issues in this litigation are novel issues of law that have little to no precedent and there can be no assurances that a court will agree with our interpretation of the law on these matters. If a court were to rule against us in this litigation, our only recourse would be against our customer, who failed to remit the Misdirected Payments to us as required when received, and who may not have capacity to make such payment to us. Consequently, we could incur losses up to the full amount of the Misdirected Payments in such event, which could be material to our business, financial condition and results of operations..
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

4.1
Third Supplemental Indenture, dated as of August 26, 2021, by and between Triumph Bancorp, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on August 26, 2021.

4.2
Forms of 3.500% Fixed-to-Floating Rate Subordinated Note due 2031 (included as Exhibit A-1 and Exhibit B-1 to the Third Supplemental Indenture, incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on August 26, 2021).

10.1
Form of Subordinated Note Purchase Agreement, dated as of August 26, 2021, by and among Triumph Bancorp, Inc. and the Purchasers, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 26, 2021*

10.2
Form of Registration Rights Agreement, dated as of August 26, 2021, by and among Triumph Bancorp, Inc. and the Purchasers, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 26, 2021.

10.3	Employment Agreement between Triumph Bancorp, Inc. and W. Bradley Voss, dated September 1, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 1, 2021.

10.4	Consulting Agreement between Triumph Bancorp, Inc. and R. Bryce Fowler, dated September 1, 2021, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 1, 2021.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	October 20, 2021	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	October 20, 2021	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer