Form 10-K
period 2021-12-31
Triumph Bancorp, Inc.
filed 2022-02-14
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-K
_____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2021 was approximately $1,755,038,000.
The number of shares of Registrant’s Common Stock outstanding as of February 9, 2022 was 25,174,966.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2021, are incorporated by reference into Part III of this Report.

i

PART I
ITEM 1. BUSINESS.
Overview
Triumph Bancorp, Inc. (“we”, “Triumph” or the “Company”), is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We offer a diversified line of payments, factoring and banking services.
Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial lending product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our banking operations commenced in 2010 and include a branch network developed through organic growth and acquisition, including concentrations in the front range of Colorado, the Quad Cities market in Iowa and Illinois and a full service branch in Dallas, Texas. Our traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Our asset-based lending and equipment lending products are offered on a nationwide basis and generate attractive returns. Additionally, we offer mortgage warehouse and liquid credit lending products on a nationwide basis to provide further asset base diversification and stable deposits. Our Banking products and services share basic processes and have similar economic characteristics.
In addition to our traditional banking operations, we also operate a factoring business focused primarily on serving the over-the-road trucking industry. This business involves the provision of working capital to the trucking industry through the purchase of invoices generated by small to medium sized trucking fleets ("Carriers") at a discount to provide immediate working capital to such Carriers. We commenced these operations in 2012 through the acquisition of our factoring subsidiary, Triumph Business Capital. We have grown this business from approximately $49.3 million in net funds employed at Triumph Business Capital upon our acquisition of such entity in 2012 to $1.385 billion as of December 31, 2021. Triumph Business Capital operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products described above. Given its acquisition, this business has a legacy and structure as a standalone company.
Our payments business, TriumphPay, is a division of our wholly owned bank subsidiary, TBK Bank, and is a payments network for the over-the-road trucking industry. TriumphPay was originally designed as a platform to manage Carrier payments for third party logistics companies, or 3PLs ("Brokers") and the manufacturers and other businesses that contract directly for the shipment of goods (“Shippers”), with a focus on increasing on-balance sheet factored receivable transactions through the offering of QuickPay transactions for Carriers receiving such payments through the TriumphPay platform. During 2021, TriumphPay acquired HubTran, Inc., a software platform that offers workflow solutions for the processing and approval of Carrier Invoices for approval by Brokers or purchase by the factoring businesses providing working capital to Carriers ("Factors"). Following such acquisition, the TriumphPay strategy shifted from a capital-intensive on-balance sheet product with a greater focus on interest income to a payments network for the trucking industry with a focus on fee revenue. TriumphPay connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through the processing and audit of such invoice to its ultimate payment to the Carrier or the Factor providing working capital to such Carrier. TriumphPay offers supply chain finance to Brokers, allowing them to pay their Carriers faster and drive Carrier loyalty. TriumphPay provides tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. TriumphPay also operates in a highly specialized niche with unique processes and key performance indicators.
At December 31, 2021, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem we operate our TriumphPay payments platform which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices, and we act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Business Capital. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2021, we had consolidated total assets of $5.956 billion, total loans held for investment of $4.868 billion, total deposits of $4.647 billion and total stockholders’ equity of $858.9 million.

Our business is conducted through four reportable segments (Banking, Factoring, Payments, and Corporate). For the year ended December 31, 2021, our Banking segment generated 50% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 45% of our total revenue, our Payments segment generated 4% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
Principal Products and Services
Banking
Our community banking products and services include a variety of traditional banking services offered through our bank subsidiary, TBK Bank. These products and services focus on serving the local communities in which we operate and creating full banking relationships with both personal and commercial clients.
TBK Bank operates retail branch networks in three geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, (ii) a western division consisting of thirty-one branches located throughout central and eastern Colorado and two branches in far western Kansas, and (iii) a mountain division consisting of seven branches in southern Colorado and three branches in New Mexico. Through this branch network, we offer our customers a variety of financial products and services that both augment our revenue (fee and interest income) and help us expand and retain our core deposit network, including checking and savings accounts, debit cards, and electronic banking. We also operate one location in Dallas, Texas, in which we maintain our corporate office and operate a branch that is dedicated to deposit gathering activities. We also operate one full-service branch in Dallas, Texas. Our Dallas corporate office also serves as the center for our treasury management operations, which offers full-service commercial banking functionality. Our treasury management operations generate fee income for us, while also enhancing our core deposit portfolio, as we are able to offer our commercial lending clients a full-service banking relationship meeting all of their business needs.
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
Commercial Loans. We offer commercial loans to small-to-mid-sized businesses across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment and business loans for working capital and operational purposes. Also included in commercial loans are our Paycheck Protection Program ("PPP") Loans originated during 2020 and 2021 as part of the governmental response to the COVID-19 pandemic promulgated under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act").
Consumer Loans. We also originate personal loans for our retail banking customers. These loans originate exclusively out of our community banking operations in Texas, Iowa, Illinois, Colorado, New Mexico, and Kansas.

We offer commercial loans that focus on serving clients requiring more specialized financial products and services on a national basis and across a variety of industries, with a particular focus on clients in the transportation industry. The combination of these products that are offered to our clients in the transportation industry, specifically over the road trucking, when coupled together with our other products and services, such as personal and small business checking, treasury management, insurance brokerage, and fuel cards, position us to provide a complete suite of products and services to this market, ranging from owner-operators to sizable fleets, that we believe is unique in the market in which we operate.
Equipment Loans. We originate equipment loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, may be used in more than one type of business, and generally has broad resale markets. Core markets include transportation, construction, and waste. Our equipment loans are typically fully amortizing, fixed rate loans secured by the underlying collateral with a term of three to five years. Excluding fully guaranteed PPP loans, equipment lending to transportation clients constituted approximately 72% of our total equipment lending portfolio as of December 31, 2021. Equipment loans are reported within commercial loans in the notes to our consolidated financial statements.
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
We offer other lending products and services on a nationwide basis that provide further asset diversification within our loan portfolio.
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
At December 31, 2021, maximum aggregate outstanding purchases ranged in size from $25 million to $150 million. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.
At December 31, 2021, the Company had 17 mortgage banking company customers with a maximum aggregate exposure of $1.600 billion and an actual aggregate outstanding balance of $770.0 million. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio ("LTV") of 80%, an average credit score of 737 and an average loan size of $270 thousand. These characteristics illustrate the low risk profile of loans purchased under the mortgage warehouse arrangements. To date, we have not experienced a loss on any of our mortgage warehouse loans. Through our commercial banking and treasury management functionality, we are able to offer our mortgage warehouse clients depository relationships focused on the servicing deposits generated in such businesses, further enhancing our core deposit portfolio.
Liquid Credit Loans. We purchase broadly syndicated leveraged loans secured by a variety of collateral types. Given the highly liquid nature of these products, we are able to opportunistically scale this loan portfolio over time depending on opportunities in the syndicated loan market and other areas of our business. Liquid credit loans are reported within commercial loans in the notes to our consolidated financial statements.

Factoring
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
Our transportation factoring clients include small owner-operator trucking companies (one-to-four trucks), mid-sized fleets (5-to-50 trucks), large fleets (more than 50 trucks), and freight broker relationships whereby we manage all Carrier payments on behalf of a Broker client. Factoring for transportation businesses constituted approximately 90% of our total factoring portfolio at December 31, 2021, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. The features and pricing of our transportation factoring relationships vary by client type. Typically our smaller owner-operator relationships are structured as “non-recourse” relationships (i.e., we retain the credit risk associated with the ability of the account debtor on an invoice we purchase to ultimately make payment) and our larger relationships are structured as “recourse” relationships (i.e., our client agrees to repurchase from us any invoices for which payment is not ultimately received from the account debtor). Our transportation factoring business tends to be weaker in the first quarter of the year; consistent with trends in over the road trucking.
Our non-transportation factoring business targets small businesses with annual sales between $1 million and $50 million in industries such as manufacturing, distribution, and staffing.
Payments
Our TriumphPay platform is a payments network for the over-the-road trucking industry. TriumphPay connects Brokers, Shippers, Factors, and Carriers through forward-thinking solutions that help each party successfully process, settle and manage Carrier payments and drive growth. Revenues are derived from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. TriumphPay experienced significant growth in the volume of transactions processed through the platform in 2021. For the year ended December 31, 2021, TriumphPay processed 13,483,420 invoices paying a total of $15.162 billion.
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
Ongoing Credit Risk Management
We also perform ongoing risk monitoring and review processes for all credit exposures. Although we grade and classify our loans internally, we have an independent third-party professional firm perform regular loan reviews to confirm loan classification. We strive to identify potential problem loans early in an effort to seek resolution of these situations before the loans create a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for expected credit losses in the loan portfolio. In general, whenever a particular loan or overall borrower relationship is downgraded to pass-watch or substandard based on one or more standard loan grading factors, our credit officers engage in active evaluation of the asset to determine the appropriate resolution strategy. Management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.
In addition to our general credit risk management processes, we employ specialized risk management processes and procedures for certain of our commercial lending products, in particular our asset-based lending and transportation payments products. With respect to our asset-based lending relationships, we generally require dominion over the borrower’s cash accounts in order to actively control and manage the cash flows from the conversion of borrowing base collateral into cash and its application to the loan. We also engage in active review and monitoring of the borrowing base collateral itself, including field audits typically conducted on a 90 to 180 day cycle.
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

Marketing
We market our payments services, loans, and other products and services through a variety of channels. Fundamentally, we focus on a high-touch direct sales model and building long-term relationships with our customers. In our community banking markets, our lending officers actively solicit new and existing businesses in the communities we serve. For our product lines offered on a nationwide basis, we typically maintain sales personnel across the country with designated regional responsibilities for clients within their territories. We market our products and services through secondary channels, including e-marketing and search engine optimization, as well as key strategic sourcing relationships. Importantly, while we seek to ensure that the pricing on all of our payments, factoring, and loan products is competitive, we also attempt to distinguish ourselves with our clients on criteria other than price, including service, industry knowledge and a more complete value proposition than our competitors. We believe that our suite of complementary commercial lending product options and our other available banking services, including payments services, treasury management services, and our insurance brokerage initiatives, allow us to offer full-service banking relationships to clients and industries that have historically been served by smaller non-bank commercial finance companies.
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
Bank Holding Company Regulation
The Company is a financial holding company registered under the BHC Act and is subject to supervision and regulation by the Federal Reserve. Federal laws subject bank holding companies (and financial holding companies) to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions, for violation of laws and policies.
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
The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) provides that the Federal Reserve can assess civil money penalties for such practices or violations which can be as high as $1 million per day. FIRREA contains expansive provisions regarding the scope of individuals and entities against which such penalties may be assessed.

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
The capital rules also require banks and bank holding companies to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5%. An institution is subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.
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

As permitted by the interim final rule issued on March 27, 2020, by the federal banking regulatory agencies, we have elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, "Financial Instruments - Credit Loses (Topic 326): Measurement of Credit Losses on Financial Instruments", which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively, the "transition adjustments") will be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly or on a three year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed. The elected option did not have a material impact on our capital ratios.
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
As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2021, the Company’s subsidiary bank exceeded the capital levels required to be deemed “well capitalized.”
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
Control Acquisitions
The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, the BHC Act prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On January 31, 2020, the Federal Reserve Board approved the issuance of a final rule (which became effective October 1, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.
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
Capital Adequacy
In addition to the capital rules applicable to both banks and bank holding companies discussed above, under the prompt corrective action regulations, the federal bank regulators are required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of the following five categories based on the bank’s capital:
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
Human Capital
Corporate Values
As of December 31, 2021, we had 1,250.5 full-time equivalent employees. We are focused on “Helping People Triumph”. It’s our brand purpose and our core values align with that purpose. We believe that our customers, team members, communities and shareholders benefit from it. As a result, how we do business is as important to us as what is achieved through our efforts. That belief forms the basis of the core values our team members honor. They carry those values into the communities where they live and work.

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
Labor Practices
At Triumph, how we do business in our communities is as important to us as the business we do in those communities. In keeping with that philosophy, Triumph made the decision in 2021 to support a living wage, moving all employees to a minimum wage of no less than $15.00 per hour. We did this without exception for location, in both our urban and rural communities.
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
We strive to ensure our team members have access to working conditions that provide a safe and healthy environment, free from work-related injuries and illnesses. Our locations employ badges and keypads to enter or to enter restricted areas of locations that have a public presence. Triumph also employs a security team, to track and remediate vulnerabilities in our physical, transactional, and team member security. We encourage team members to raise concerns about actual or suspected misconduct. Triumph provides comprehensive medical, dental, and vision plans, health savings accounts, PTO and sick time, long-term disability, term life, dependent life, AD&D insurance, childcare and dependent care programs, flexible spending accounts, FMLA, and employee assistance and wellness programs. We also maintain an employee stock purchase program. We are committed to providing our team members with certain rights and freedoms, such as good working conditions, open communication, reasonable job security, personal growth opportunities, training and education, and communication of job expectations.

Diversity and Inclusion
At Triumph, we are committed to diversity, equity, and inclusion. Building a better tomorrow includes celebrating the uniqueness of our team members, customers, partners, and communities while promoting a culture of understanding and acceptance. We dedicate ourselves to creating an environment where we value and listen to everyone with humility and we act with respect regardless of gender, race, creed, orientation, ability, or background. We invest in our future by building a team of diverse individuals at every level of business or relationship.
The diversity of Triumph’s team members is a tremendous asset. We are firmly committed to providing equal employment and advancement opportunities to all qualified individuals and will not tolerate any illegal discrimination or harassment of any kind. Team members are expected to immediately report any improper discrimination or harassment to the appropriate supervisor and Human Resources.
In August 2020, our CEO directed the formation of the CEO’s Council on Diversity & Inclusion (“The Council”) at Triumph. The Council consists of a diverse group of team members — 51% females and 49% males and various experience, races, and ethnicities. The members come from all levels of the organization. The Council’s focus is on diversity and inclusion in our workforce, workplace, community, and suppliers. They are responsible for connecting our diversity and inclusion activities with our broader business strategies. Additionally, we created a Leader of Diversity & Inclusion position to provide direction and leadership as we build processes, initiatives, and special programs aimed at diversity and inclusion.
We are proud of the diversity of our leadership team. Our Board of Directors consists of 10 members — the majority of whom are independent; 30% of our board members are women, and 20% are minorities. We also strive for diversity throughout the rest of our organizational structure. Based on current census data and team member demographics, females represent 68% of the Company’s employee base, 70% of our management structure through vice president, and 25% of management, senior vice president and above. This compares to 50% female representation in the related communities in which our businesses reside. As for ethnic minority representation across the Company, ethnic minorities represent 38% of our employee base, 7% of our management structure through vice president, and 9% of management, senior vice president and above.
Employee Recruitment, Development and Retention
Our success is a direct reflection of our ability to attract and retain the best, most diverse, and highest-performing talent. To do this, we make substantial investments in our team members, providing them with opportunities to learn, develop and advance their careers. We believe in fostering a strong culture based on our core values, which creates an impact at work, generates long-term value for our stakeholders, and makes lasting contributions to our communities.
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
For the year ended December 31, 2021, salaries and employee benefits expense was $174.0 million compared to $127.0 million during the same period a year ago. Expenses related to education, training, executive development, recruiting, and placement are recorded in other noninterest expense. Expense related to education, training, and executive development was $0.6 million for the years ended December 31, 2021 and 2020. Recruiting and placement expense for the year ended December 31, 2021 was $1.5 million compared to $0.4 million during the same period a year ago. The increase in this expense was primarily driven by increased staffing demands due to the growth of the organization and a more competitive macro labor market.

Environmental Matters
The Company knows that we are responsible for protecting our planet and understands that reducing our business’s carbon footprint is key to a sustainable future. We are committed to measuring and minimizing our collective impact on the environment while contributing to environmental stewardship and responsible business operations. We have embedded environmental sustainability throughout our products, services, operations, and culture to drive efficiencies and responsible resource use while creating comfortable, safe, and healthy workplaces for our stakeholders.
We impact the environment through our operations and through the financing of the operations of other companies that could pose risks to the environment. We manage our environmental impact according to sustainability principles and consider the environmental impacts of our business activities, ensuring that our lending activities do not encourage business activities that could cause irreparable damage to the environment.
We are focused on sustainability and resource conservation and, as a result, seek to reduce resource consumption through efficiency initiatives in our branches and offices. We do this through enterprise wide recycling programs, the implementation of LED lighting in our workplaces, and working to reduce our reliance on disposable products. As we renovate or build new facilities, we try to leverage renewable sources for power and HVAC through the employment of solar panels and heat pumps. We have also invested in tools and capabilities that allow our team members to work remotely as appropriate.
Triumph works hard to ensure that our lending activities do not encourage business activities that could cause irreparable damage to our reputation or the environment. As a result, we try to conduct business responsibly and actively work with stakeholders to best serve our various constituents. We monitor the environmental, social, and human rights risks of our customers along with credit risks. This process involves management and Board oversight and controls such as enhanced due diligence and a reputation risk review.
In general, we evaluate each credit or transaction on its individual merits, with larger deals receiving more attention and deeper analysis. Our underwriting process regularly looks at governance issues and seeks to incorporate relevant industry risks.
The Bank has set certain formal limits on concentrations of certain types of lending or industries and, even informally, stays aware of industries to which we seek to limit our exposure. We have strong capabilities to report on industry concentrations as we see changing or evolving trends which would require attention.
The Bank’s lending and credit areas are governed by several policies, including, but not limited to: the Commercial Loan Policy, the Environmental Risk and Liability Policy, and the Fair Lending Policy.
When considering credit, we take into account environmental, social and governance issues as we evaluate individual businesses. We seek to understand issues related to Boards, shareholders, principals and management, including factors that would speak to character and/or ethical concerns. These factors impact our risk grading and our overall willingness to enter into relationship with Borrowers.
On real estate deals, we require environmental due diligence in accordance with our policy to understand the environmental risks associated with the transactions. Potential environmental concerns related to a property and/or the business operating within the property materially impact the Bank’s structure and willingness to provide financing. In some instances, the Bank requires funds be set aside for site remediation in order to move forward on a transaction.
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
Summary
Our risk factors can be broadly summarized by the following categories:
•Economic Risks
•Credit and Interest Rate Risks
•Strategic Risks
•Transportation Concentration Risks
•Risks Relating to our Payments Business
•Operational Risks
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
•risks related to our Payments business and the associated growth in such product line;
•credit risk associated with our loan portfolio;
•lack of seasoning in our Payments business;
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
Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to changes in unemployment and impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus. The passage of the CARES Act and the distributions of vaccinations for the virus may help reduce the spread of the outbreak and related economic impact; however, there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The outbreak has adversely impacted, and is likely to further adversely impact, our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including, but not limited to:
•credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the office real estate, hospitality, healthcare and senior care, retail and restaurant industries, but across other industries as well;
•increased bankruptcies being experienced by the Carrier, Freight Broker, Factor, and Shipper clients serviced by our factoring and TriumphPay operations;
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
The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak and its variants, its severity, the actions to contain the virus or treat its impact, the effectiveness of vaccination programs for the virus, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.
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
As a business operating in the bank and non-bank financial services industries, our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending and deposit services could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal and state governments (including possible ratings downgrades) and future tax rates (or other amendments to the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or to state tax laws) is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the COVID-19 pandemic, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak national economic conditions are characterized by deflation, changes in unemployment, rising wages in a tight labor market, supply chain complications, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, and our ability to retain or grow our deposit base could be hindered by higher market interest rates in the future. All of these factors may be detrimental to our business and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have an adverse effect on our business, financial condition and results of operations.
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
We may be adversely impacted by the transition from LIBOR as a reference rate.
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
A significant element of our business strategy involves offering our commercial finance products to small-to-mid-sized businesses. These small-to-mid-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small-to-mid-sized business often depends on the management talents and efforts of one or two persons or a small group of persons and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could have an adverse effect on our business, financial condition and results of operations.
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
At December 31, 2021, we had a total of approximately $54.8 million of nonperforming assets or approximately 0.92% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.
Our Allowance for Credit Loss ("ACL") may prove to be insufficient to absorb life-time losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
Under the current expected credit loss model, the allowance for credit losses on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. We estimate the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. Expected credit losses are reflected in the allowance for credit losses through a charge to credit loss expense. When we deem all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. We apply judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.
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
As of December 31, 2021, our ACL as a percentage of total loans was 0.87% and as a percentage of total nonperforming loans was 91.20%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ACL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.
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

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.
We have experienced significant growth in our Factoring and Payments operations in recent periods, which puts a strain on our business, operations, and employees. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance and accounting systems and controls, as well as our information technology, or IT, and security infrastructure. For example, we expect we will need to invest in, and seek to enhance, our IT systems and capabilities.
We must also attract, train, and retain a significant number of qualified sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel, and management personnel, without undermining our corporate culture of rapid innovation, teamwork, and attention to customer success, that has been central to our growth.
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities, and result in loss of employees and reduced productivity of remaining employees. To support our growth, we expect to make significant sales and marketing expenditures to increase sales of our platform and increase awareness of our brand. We also expect to make significant research and development expenditures to increase the functionality of our platform and to introduce additional related products and services. A significant portion of our investments in our sales and marketing and research and development activities will precede the benefits from such investments, and we cannot be sure that we will receive an adequate return on our investments. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected, and we may be unable to implement our business strategy.
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
•using inaccurate estimates and judgments to evaluate information technology, credit, operations, management, tax and market risks with respect to the target institution or assets;
•exposure to potential asset quality issues of the target company;
•intense competition from other financial technology organizations, banking organizations, and other acquirers for acquisitions;
•potential exposure to unknown or contingent liabilities of financial technology businesses, banks, and other businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;
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

•potential changes in payments, banking, or tax laws or regulations that may affect the target company; or
•risks of impairment to goodwill or other acquired intangible assets.
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
We operate in the highly competitive payments, bank, and non-bank financial services industries and face significant competition for customers from payments, bank, and non-bank competitors, particularly regional and nationwide institutions, including payments and financial technology companies, U.S. banks, mortgage banking companies, consumer finance companies, credit unions, insurance companies and other institutional lenders and purchasers of loans in originating loans, attracting deposits and providing other financial services. Many of our competitors are significantly larger and have significantly more resources, greater name recognition and more extensive and established branch networks than we do. Because of their scale, many of these competitors can be more aggressive than we can on payment services pricing as well as loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative payments and banking sources.
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

Increased competition could require us to lower the rates that we charge for payment processing services and lower the rates we offer on loans. It could also require us to increase the rates that we pay on deposits. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have an adverse effect on our business, financial condition and results of operations.
We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.
We have registered domain names that we use in, or are related to, our banking, factoring, and payments businesses. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our offerings under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the United States for a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and results of operations.
Transportation Concentration Risks
A substantial portion of our business is concentrated in the transportation industry and economic conditions or other factors negatively impacting the transportation industry could adversely affect our business and operations.
A substantial portion of our revenues are derived from the transportation industry, including our transportation factoring business, our TriumphPay operations, and our equipment finance lending, which are focused on the transportation sector. Given the concentration of such businesses in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our revenues, expose us to an increased risk of fraud or credit loss, or otherwise negatively impact our business. For example, reductions in economic activity reducing the volume of goods in commerce, changes in the spot rate market for transportation, and other factors impacting Carriers in the over the road transportation business, such as the cost of insurance, may influence both the size of invoices we are able to purchase in our transportation business (both in traditional factoring as well as factoring transactions being originated through TriumphPay) as well as the number of Carriers engaged in this business and their utilization of available capacity. Negative trends in such items will directly correlate with a reduction in our net funds employed from transportation factored receivables and with reduced revenues from our Factoring and TriumphPay operations. In addition, as negative factors in the transportation industry induce more financial stress on our clients in such businesses, we may experience an increased number of defaults in our equipment finance and other loans focused on this industry, as well as an increased risk of fraud, particularly in our factoring operations. For the year ended December 31, 2021, we estimate that approximately 50% percent of our revenues were derived from the transportation industry, and as of December 31, 2021, 91% of our period end factored receivables portfolio consisted of invoices purchased from transportation clients. Growth of our businesses focused on the transportation industry, in particular our transportation factoring and TriumphPay operations, are a key strategic focus for the Company. The occurrence of any of such events as described above resulting from factors negatively impacting the transportation industry may have an adverse effect on our strategic plans, business, financial condition and results of operations.
Additional regulations and rule making impacting the transportation industry may have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise a significant portion of transportation factoring clients and adversely affect our factoring business.
Our primary transportation factoring clients are small-to-mid-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses or reduce the ability to generate revenue associated with owning or operating a trucking fleet. These regulations include rule making proposed by the Federal Motor Carrier Safety Administration of the United States Department of Transportation (“FMCSA”) under the Compliance, Safety, Accountability initiative, maximum hours of service limitations imposed by the FMCSA, electronic log requirements, and regulations proposed by the federal Food and Drug Administration (“FDA”) requiring increased labeling and monitoring by Carriers of any commodity transported that is regulated by the FDA. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our client base and may force some or all of these businesses out of the market. Such an occurrence could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.

Risks Relating to our Payments Business
Our growth prospects depend significantly on the success of our Payments business. If we do not attract new Payments customers, retain existing Payments customers, and increase our Payments customers’ use of our platform, our business and strategic outlook will suffer.
Our growth prospects and strategic plans are heavily dependent on the success of our TriumphPay transportation payments platform, which encompasses software and financial technology components. As such, our ability to attract new customers, retain existing customers, and increase use of the platform by existing customers is critical to our success.
Our future Payments revenue will depend in large part on our success in attracting additional customers to our platform. Our ability to attract additional customers will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, success in developing and rolling out additional features and functionality on the platform, and the availability of competitive transportation payments technology platforms. We may not experience the same levels of success with respect to our customer acquisition strategies as seen in prior periods, and if the costs associated with acquiring new customers materially rises in the future, our expenses may rise significantly.
Our current customer base consists primarily of third party logistics companies, or Brokers, making payments to their Carriers through our TriumphPay platform, as well as Brokers and Factors that process their invoices for payment or purchase, as applicable, through the audit functionality on the TriumphPay platform. We intend to continue to pursue growth within each of our target customer markets (Broker, Shipper and Factor) and to seek to convert customers using only a portion of the TriumphPay functionality (payments or audit), to use the other services on the TriumphPay platform to conduct end to end integrated payments transactions that create benefit for the other parties to the payment transaction on the platform. Each of these efforts pose different sales and marketing challenges, and present different requirements. We cannot be sure that we will achieve the success in these expanded efforts and failure to achieve such success will hinder our growth prospects and strategic outlook.
Our business also depends on retaining our existing Payments customers. Our business is currently based on contract terms for our products for Brokers and Shippers making payments to their Carriers on the TriumphPay platform, and are generally month to month for Factors and Brokers processing their invoices for payment or purchase, as applicable through the audit functionality on the TriumphPay platform. Customers are not obligated to, and may not, renew their services after their existing subscriptions expire or may terminate month to month contracts at any time. As a result, even though the number of customers using our platform has grown rapidly in recent years, there can be no assurance that we will be able to retain these customers or new customers that may enter into services. Renewals of services may decline or fluctuate as a result of a number of factors, including dissatisfaction with our platform or support, the perception that a competitive platform, product or service presents a better or less expensive option, or our failure to successfully deploy sales and marketing efforts towards existing customers as they approach the expiration of their agreement term. In addition, we may terminate our relationships with customers for various reasons, such as unacceptable business practices or contract breaches. Further, if Payments customers on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, our ability to retain customers would suffer.
In addition to attracting new Payments customers and retaining existing Payments customers, we seek to expand usage of our platform by broadening adoption by our customers of the various products included within our platform. We cannot be certain that we will be successful in increasing adoption of additional products by our existing customers. Our ability to increase adoption of our products by our customers and to increase penetration of our existing customers’ locations will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing, and our ability to demonstrate the value proposition of our products.
We have a limited operating history in an evolving payments industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our Payments operations have grown significantly in recent periods both organically and through acquisition, and have a limited operating history, particularly at our current scale. In addition, we operate in an evolving industry and have frequently expanded our platform features and services and will likely change our pricing methodologies. This limited operating history for our Payments operations and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include, but are not limited to, our ability to:
•accurately forecast our revenue and plan our operating expenses;
•increase the number of and retain existing customers using our platform;
•successfully compete with current and future competitors;
•successfully expand our business in existing markets and enter new markets and geographies;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

•maintain and enhance the value of our reputation and brand;
•comply with regulatory requirements in highly regulated markets;
•adapt to rapidly evolving trends in the ways customers interact with technology;
•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle significant surges of usage by our customers as compared to historic levels and increased usage generally, as well as the deployment of new features and services;
•maintain and effectively manage our internal infrastructure systems, such as information strategy and sharing and interconnectivity between systems;
•hire, integrate, and retain talented technology, sales, customer service, and other personnel;
•effectively manage rapid growth in our personnel and operations; and
•effectively manage our costs.
Further, because we have limited historical financial data for our Payments operations relevant to our current scale and operations and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.
Our growth prospects and strategic outlook depend in significant part on adoption of the full TriumphPay functionality to conduct end to end integrated payments transactions that create benefit for the other parties to the payment transaction on the platform.
Even if we succeed in adding new customers to our platform and retaining existing customers, our growth prospects and strategic outlook depend on adoption by our customers for the full TriumphPay functionality to conduct end to end integrated payments transactions for which we will earn fee income based on transaction volume. Such adoption and the amount of fee income we are able to earn may vary from period to period and depend on a variety of factors, many of which are beyond our control and difficult to predict. Such factors may include, among other things, our successful rollout of such integrated end to end payments functionality, customer acceptance of agreeable pricing terms for such functionality, the success of our customers’ operations which generate transaction volume, the proportion of our customers’ payment volumes processed through our platform and overall economic conditions.
Our future Payments revenue will depend in part on our ability to expand the financial technology services we offer to our customers and increase adoption of those services.
We offer our Payments customers a variety of financial technology products and services, and we intend to make available additional financial technology products and services to our customers in the future. In order to provide these and future financial technology products and services, we may need to establish additional partnerships with third parties, comply with a variety of regulatory requirements, and introduce internal processes and procedures to comply with applicable law and the requirements of our partners, all of which may involve significant cost, require substantial management attention, and expose us to new business and compliance risks. We cannot be sure that our current or future financial technology services will be widely adopted by our customers or that the revenue we derive from such services will justify our investments in developing and introducing these services.
Failure to maintain and enhance our brand recognition in a cost-effective manner could harm our business, financial condition, and results of operations.
We believe that maintaining and enhancing our brand identity and reputation is critical to our relationships with, and ability to attract, new customers, partners and employees. Accordingly, we have invested, and expect to continue to invest, increasing amounts of money in, and greater resources to, branding and other marketing initiatives, which may not be successful or cost effective. If we do not successfully maintain and enhance our brand and reputation in a cost-effective manner, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands or reputations, and we could lose customers or partners, all of which would harm our business, financial condition, and results of operations.
In addition, any negative publicity about our company or our management, including about the quality, stability, and reliability of our Payments platform or other services, changes to our products and services, our privacy and security practices, litigation, regulatory enforcement, and other actions involving us, as well as the perception of us and our products by our customers, even if inaccurate, could cause a loss of confidence in us and adversely affect our brand.

We do not have sufficient history with our Payments pricing models to accurately predict optimal pricing strategies necessary to attract new customers and retain existing customers.
We have limited experience with respect to determining the optimal prices for our Payments platform and services and we expect to make further changes to our pricing model from time to time. As the market for our platform matures, or as competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models that we have used historically.
Our Payments business is exposed to risks associated with the handling of customer funds.
Our Payments business handles payment processing administration for certain of our customers. Consequently, at any given time, we may be holding or directing funds of Payments customers. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, or errors relating to transaction processing. We are also potentially at risk if the financial institution in which we hold these funds, suffers any kind of insolvency or liquidity event or fails, for any reason, to deliver their services in a timely manner. The occurrence of any of these types of events could cause us financial loss and reputational harm.
Any failure to offer high-quality customer support may adversely affect our relationships with our Payments customers and could adversely affect our business, financial condition, and results of operations.
In deploying and using our Payments platform, our customers depend on our support team to resolve complex technical and operational issues, including ensuring that our Payments platform is implemented in a manner that integrates with a variety of third-party platforms. We also rely on third parties to provide some support services, and our ability to provide effective support is partially dependent on our ability to attract and retain qualified and capable third-party service providers. As we continue to grow our Payments business and improve our offerings, we will face challenges related to providing high-quality support services at scale. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support or to modify the nature, scope, and delivery of our customer support to compete with changes in customer support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our operating results. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation and brand, our ability to benefit from referrals by existing customers, our ability to sell our Payments platform to existing and prospective customers, and our business, financial condition, or results of operations.
We are responsible for transmitting a high volume of sensitive information through our Payments platform and our success depends upon the security of this platform. Any actual or perceived breach of our system that would result in disclosure of such information could materially impact our business.
We, our customers, our partners, and other third parties, including third-party vendors, and cloud service providers, obtain and process large amounts of sensitive information, including information related to our customers and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this information, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage, transmission, and processing of our customers’ proprietary information, including contact information, payment information, payment histories, and invoice data. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access information using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, and other deliberate attacks and attempts to gain unauthorized access. In addition, these incidents can originate on our vendors’ websites or systems, which can then be leveraged to access our website or systems, further preventing our ability to successfully identify and mitigate the attack. As a result, unauthorized access to, security breaches of, or denial-of-service attacks against our Payments platform could result in the unauthorized access to or use of, and/or loss of, such data, as well as loss of intellectual property, customer information, employee data, trade secrets, or other confidential or proprietary information.
We have administrative, technical, and physical security measures in place and proactively employ multiple security measures at different layers of our systems to defend against intrusion and attack and to protect our information. However, because the techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. In addition, any security breaches that occur may remain undetected for extended periods of time. While we also have and will continue to make significant efforts to address any IT security issues with respect to acquisitions we make, we may still inherit such risks when we integrate these companies.

We also have policies and procedures in place to contractually require third parties to which we transfer data to implement and maintain appropriate security measures. Sensitive information is processed and stored by our customers, software and financial institution partners and third-party service providers to whom we outsource certain functions. Threats to third-party systems can originate from human error, fraud, or malice on the part of employees or third parties, or simply from accidental technological failure, and/or computer viruses and other malware that can be distributed and infiltrate systems of third parties on whom we rely. While we select third parties to which we transfer data carefully, we do not control their actions, and these third parties may experience security breaches that result in unauthorized access of data and information stored with them despite these contractual requirements and the security measures these third parties employ.
If any security breach involving our systems or the systems of third parties that store or process our data or significant denial-of-service or other cyber-attack occurs or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate our systems. In addition, we could be exposed to a risk of loss, litigation, or regulatory action and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired. Unauthorized parties may in the future gain access, to systems or facilities used in our payments business through various means, including gaining unauthorized access into our systems or facilities or those of customers, attempting to fraudulently induce our employees, customers, or others into disclosing user names, passwords, payment information, or other sensitive information, which may in turn be used to access our IT systems or fraudulently transfer funds to bad actors.
If new or existing customers believe that our platform does not provide adequate security for the storage of personal or sensitive information or its transmission over the Internet, they may not adopt our Payments platform or may choose not to renew their use of our platform, which could harm our business. Additionally, actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Our insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Further, because data security is a critical competitive factor in our industry, we may make statements in our privacy statements and notices and in our marketing materials describing the security of our Payments platform, including descriptions of certain security measures we employ or security features embedded within our products. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local, or private litigants.
Although our terms of service generally allocate to our customers the risk of loss resulting from our customers’ errors, omissions, employee fraud, or other fraudulent activity related to their systems, some of our customers may be able to negotiate changes to this position or in some instances we may cover such losses for efficiency or to prevent damage to our reputation, irrespective of fault or our terms of service. Although we maintain insurance to cover losses resulting from our errors and omissions, there can be no assurance that our insurance will cover all losses or our coverage will be sufficient to cover our losses. If we suffer significant losses or reputational harm as a result, our business, operating results, and financial condition could be adversely affected.
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our Payments business and operating results.
Our continued growth depends in part on the ability of our existing and potential Payments customers to access our Payments platform at any time and within an acceptable amount of time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for our platform’s continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, human error, actions or inactions attributable to third parties, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Further, our business and/or network interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.

From time to time we may experience limited periods of server downtime due to server failure or other technical difficulties. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer data may be permanently lost and we could experience significant losses of revenue.
To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our Payments technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.
Our success depends upon our ability to continually enhance the performance, reliability, and features of our Payments platform.
The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Our success has been based on our ability to identify and anticipate the needs of our customers and design and maintain a platform that provides them with the tools they need to operate their businesses successfully. Our ability to attract new customers, retain existing customers, and increase sales to both new and existing customers will depend in large part on our ability to continue to improve and enhance the performance, reliability, and features of our platform. To grow our business, we must develop products and services that reflect the changing nature of transportation logistics software and expand beyond our core functionalities to other areas of managing relationships with our customers, as well as their relationships with their customers. Competitors may introduce new offerings embodying new technologies, or new industry standards and practices could emerge, that render our existing technology, services, website, and mobile applications obsolete. Accordingly, our future success will depend in part on our ability to respond to new product offerings by competitors, technological advances, and emerging industry standards and practices in a cost-effective and timely manner in order to retain existing customers and attract new customers. Furthermore, as the number of our customers with higher transportation volumes increases, so does the need for us to offer increased functionality, scalability, and support, which requires us to devote additional resources to such efforts.
The success of these and any other enhancements to our Payments platform depends on several factors, including timely completion, adequate quality testing and sufficient demand, and the accuracy of our estimates regarding the total addressable market for new products and/or enhancements and the portion of such total addressable market that we expect to capture for such new products and/or enhancements. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may not have an adequate total addressable market, or market demand or may not achieve the market acceptance necessary to generate meaningful revenue.
We have scaled our business rapidly, and significant new platform features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to our Payments platform and new services on our platform may involve significant technical risks and upfront capital investments that may not generate return on investment. For example, we may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. We may experience difficulties with software development that could delay or prevent the development, introduction or implementation of new products and enhancements. Software development involves a significant amount of time, as it can take our developers months to update, code, and test new and upgraded products and integrate them into our platform. The continual improvement and enhancement of our platform requires significant investment, and we may not have the resources to make such investment.
If we are unable to successfully develop new products or services, enhance the functionality, performance, reliability, design, security, and scalability of our platform in a manner that responds to our customers’ evolving needs, or gain market acceptance or our new products and services, or if our estimates regarding the total addressable market and the portion of such total addressable market which we expect to capture for new products and/or enhancements prove inaccurate, our business and operating results will be harmed.

Defects, errors, or vulnerabilities in our applications, backend systems, or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Our practice is to effect frequent releases of software updates. Third-party software that we incorporate into our platform and our backend systems, hardware, or other technology systems, or those of third-party technology providers, may also be subject to defects, errors, or vulnerabilities. Any such defects, errors, or vulnerabilities could result in negative publicity, a loss of customers or loss of revenue, and access or other performance issues. Such vulnerabilities could also be exploited by bad actors and result in exposure of customer data, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, or vulnerabilities could adversely affect our business, reputation, brand, financial condition, and results of operations.
Our risk management strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.
We operate in a rapidly changing industry. Accordingly, our risk management strategies may not be fully effective to identify, monitor, and manage all risks that our payment business encounters. In addition, when we introduce new services, focus on expanding relationships with new types of customers, or begin to operate in new markets, we may be less able to forecast risk levels and reserve accurately for potential losses, as a result of fraud or otherwise. If our strategies are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability or harm to our reputation, or be subject to litigation or regulatory actions, any of which could adversely affect our business, financial condition, and results of operations.
The payments industry in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
The overall market for over the road trucking payments software is rapidly evolving and subject to changing technology, shifting customer needs, and frequent introductions of new applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. In addition, there are a number of companies that are not currently direct competitors but that could in the future shift their focus to the transportation industry and offer competing products and services, which could compete directly in our entire customer community or in a certain segment within the transportation industry. There is also a risk that certain of our current customers and business partners could terminate their relationships with us and use the insights they have gained from partnering with us to introduce their own competing products.
Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with our customer types, larger existing user bases, more successful marketing capabilities, more integrated products and/or platforms, and substantially greater financial, technical, sales, and marketing, and other resources than we have. Additionally, some potential customers in the transportation industry, particularly large organizations, may in the future elect to develop their own payments platforms. Certain of our competitors have partnered with, or have acquired or been acquired by, and may in the future partner with or acquire, or be acquired by, other competitors, thereby leveraging their collective competitive positions and making it more difficult to compete with them. We believe that there are significant opportunities to further increase our revenue by expanding internationally. As we expand our business by selling services on our platform in international markets, we will also face competition from local incumbents in these markets.
Additionally, future competitors may be well capitalized and offer discounted services, lower customer processing rates and fees, customer discounts and promotions, innovative platforms and offerings, and alternative pay models, any of which may be more attractive than those that we offer. Such competitive pressures may lead us to maintain or lower our processing rates and fees or establish incentives, discounts, and promotions in order to remain competitive, particularly in markets where we do not have a leading position. Such efforts may negatively affect our financial performance and there is no guarantee that such efforts will be successful. Further, the industry in which we compete has attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to lower their prices and fees, or increase the incentives, discounts, and promotions they offer and thereby compete more effectively against us.

Additionally, our competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future. For example, our competitors may adopt certain of our platform features or may adopt innovations that customers value more highly than ours, which would render our platform less attractive and reduce our ability to differentiate our platform. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, increased churn, reduced customer retention, losses, or the failure of our platform to achieve or maintain more widespread market acceptance. For all of these reasons, we may fail to compete successfully against our current and future competitors. If we fail to compete successfully, our business will be harmed.
Potential changes in competitive landscape, including disintermediation from other participants in the payments chain, could harm our business.
We expect the competitive landscape in the transportation technology industry will continue to change in a variety of ways, including:
•rapid and significant changes in technology, resulting in new and innovative payment methods and programs, that could place us at a competitive disadvantage and reduce the use of our platform and services;
•competitors, including third-party processors and integrated payment providers, customers, governments, and/or other industry participants may develop products and services that compete with or replace our platform and services;
•competitors may also elect to focus exclusively on one segment of the transportation industry and develop product offerings uniquely tailored to that segment, which could impact our addressable market and reduce the use of our platform and services;
•participants in the financial services, payments, and payment technology industries may merge, create joint ventures, or form other business alliances that may strengthen their existing business services or create new payment services that compete with our platform and services; and
•new services and technologies that we develop may be impacted by industry-wide solutions and standards related to migration to chip technology, tokenization, and other safety and security technologies.
Certain competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us, such as by integrating competing platforms or features into products they control, including search engines, web browsers, mobile device operating systems, or social networks; by making acquisitions; or by making access to our platform more difficult. Failure to compete effectively against any of these or other competitive threats could adversely affect our business, financial condition, or results of operations.
We expend significant resources pursuing sales opportunities, and if we fail to close sales after expending significant time and resources to do so, our business, financial condition, and results of operations could be adversely affected.
The initial integration of many of our Payments services with our customers often involve significant resource commitments by our customers, particularly those with larger operational scale. Potential customers generally commit significant resources to an evaluation of available services and may require us to expend substantial time, effort, and money educating them as to the value of our services. Our sales and integration cycles may be extended due to our customers’ budgetary constraints or for other reasons. If we are unsuccessful in closing sales after expending significant funds and management resources, or we experience delays or incur greater than anticipated costs, our business, financial condition, and results of operations could be adversely affected.
We depend on the interoperability of our Payments platform across third-party applications and services that we do not control.
We have integrations with various third parties, both within and outside the transportation ecosystem, including third party Broker and Factor management systems. Third-party applications, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings. In addition, some of our competitors or customers on our platform may take actions that disrupt the interoperability of our platform with their own products or services, or they may exert strong business influence on our ability to, and the terms on which we operate and distribute our platform. As our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors or customers on our platform modify their technologies, standards, or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our platform, business, financial condition, and results of operations could be adversely affected.

If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and become subject to costly litigation to protect our rights.
Our Payments operation’s success is dependent, in part, upon protecting our intellectual property rights. The steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some provisions in our licenses of our technology to customers and other third parties protecting against unauthorized use, copying, transfer, and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand into international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. These agreements may not be effective in preventing unauthorized use or disclosure of confidential information or controlling access to and distribution of our products or other proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our existing products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new products, and we may not be able to license that technology on commercially reasonable terms or at all. Our inability to license this technology could harm our ability to compete.
We may be subject to intellectual property rights claims by third parties in the future, which could be extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Any intellectual property litigation in which we become involved may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. While there have been no such assertions to date, third parties may assert patent, copyright, trademark, or other intellectual property rights against us, our partners, or our customers.
The outcome of intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of certain products or services and may be unable to compete effectively. Any of these results could harm our business, financial condition, and results of operations.

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
Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of our systems, business applications and customer information, we, like other financial services firms, have been and continue to be the subject of cyberattacks. Such cyberattacks may result in interruptions in service to customers and loss or liability to us, including losses related to misuse of customer data that has been the subject of unauthorized disclosure. Although we do not believe any of such events have resulted in any material losses or other material consequences to date, there can be no guarantee that such losses or consequences will not occur in the future. In addition, future cyberattacks could be more disruptive and damaging, and we may not be able to anticipate or prevent all such attacks. Further, future cyberattacks may not be detected in a timely manner.
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
We primarily rely on Amazon Web Services to deliver our services to customers on our Payments and Factoring platforms, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, and results of operations.
We currently host our Payments and Factoring platforms and support our operations in multiple data centers provided by Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities could be subject to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. The occurrence of any of the above circumstances or events and the resulting impact on our platform may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to retain existing customers or attract new customers, any of which could adversely affect our business, financial condition, and results of operations.

Even though our platform is hosted in the cloud solely by AWS, we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime for a short period in connection with the transfer to, or the addition of, new cloud infrastructure service providers. However, we do not believe that such transfer to, or the addition of, new cloud infrastructure service providers would cause substantial harm to our business, financial condition, or results of operations over the longer term.
The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.
At December 31, 2021, the amount of OREO we held totaled $0.5 million. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate, likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have a material adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2021, approximately $1.350 billion, or 29.1%, of our deposits consisted of interest-bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are a relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

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
We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process transactions. Operational risk is the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems, compliance failures, business continuation and disaster recovery issues and other external events. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.
We may invest in CLO securities or CLO warehouse financing structures, which may expose us to losses in connection with such investments.
We currently hold investments in certain CLO subordinated notes or preference shares or other CLO securities, and may continue to make such investments in the future. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of CLOs could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral. As of December 31, 2021, we had investments with a net carrying amount of $4.9 million in the subordinated notes of three CLOs.

In addition, we have historically, and may in the future, invest in the subordinated notes or preference shares of CLO warehouse financing structures. Such investments will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the subordinate note or preference share investors in such CLO warehouse would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all. We did not hold any CLO warehouse investments as of December 31, 2021.
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
The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2021, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.
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
As of December 31, 2021, we had $107.0 million outstanding in subordinated notes issued by our holding company and $40.6 million outstanding in junior subordinated debentures that are held by statutory trusts which issued trust preferred securities to investors. Our subordinated notes and junior subordinated debentures are senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. We must be current on interest and principal payments on our indebtedness before any dividends can be paid on our preferred stock or our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common stockholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our preferred stock or common stock.
At December 31, 2021 we had issued and outstanding 45,000 shares of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, with an aggregate liquidation preference of $45 million (the “Series C Preferred Stock”), which is held by investors in through 1,800,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series C Preferred Stock. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
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
As of December 31, 2021, the carrying value of our investment securities portfolio was approximately $192.9 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.
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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2021, we had goodwill of $233.7 million, representing approximately 27% of total equity.
The Company's intangible assets primarily relate to core deposits, customer relationships, and technology assets. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. A triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2021, we had intangible assets of $43.1 million, representing approximately 5% of total equity.
In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2021 all but $0.3 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2021, net deferred tax assets were approximately $10.0 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.
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
We are party to a declaratory judgment action in the United States Federal District Court for the Southern District of Florida seeking a ruling that the United States Postal Service (“USPS”) is obligated to make payment to us with respect to invoices totaling approximately $19.4 million that it separately paid to our customer, a vendor to the USPS who hauls mail pursuant to contracts it has with such entity, in violation of notices provided to the USPS that such payments were to be made directly to us (the “Misdirected Payments”). Although we believe we have valid claims that the USPS is obligated to make payment on such receivable and that the USPS will have the capacity to make such payment, the issues in this litigation are novel issues of law that have little to no precedent and there can be no assurances that a court will agree with our interpretation of the law on these matters. If a court were to rule against us in this litigation, our only recourse would be against our customer, who failed to remit the Misdirected Payments to us as required when received, and who may not have capacity to make such payment to us. Consequently, we could incur losses up to the full amount of the Misdirected Payments in such event, which could be material to our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.
As of December 31, 2021, TBK Bank operates ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois and eight branches throughout northern and central Illinois in our Midwest division, seven branches in Colorado and three branches in New Mexico in our Mountain Division, thirty-one branches in Colorado and two branches in western Kansas in our Western division, and two locations in Dallas, Texas, one in which we maintain our corporate office facility and a branch office dedicated to deposit gathering activities and one full-service branch. We lease ten of these offices and own the remaining fifty-three. Our owned offices are freestanding permanent facilities and the leased offices are part of larger retail facilities. Most of TBK Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities.
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
We are party to a lawsuit in the United States Court of Federal Claims seeking a ruling that the United States Postal Service (“USPS”) is obligated to make payment to us with respect to invoices totaling approximately $19.4 million that it separately paid to our customer, a vendor to the USPS who hauls mail pursuant to contracts it has with such entity, in violation of notices provided to the USPS that such payments were to be made directly to us (the “Misdirected Payments”). Although we believe we have valid claims that the USPS is obligated to make payment on such receivable and that the USPS will have the capacity to make such payment, the issues in this litigation are novel issues of law that have little to no precedent and there can be no assurances that a court will agree with our interpretation of the law on these matters. If a court were to rule against us in this litigation, our only recourse would be against our customer, who failed to remit the Misdirected Payments to us as required when received, and who may not have capacity to make such payment to us. Consequently, we could incur losses up to the full amount of the Misdirected Payments in such event, which could be material to our business, financial condition and results of operations.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Common Equity Holders
Our common stock is listed on the NASDAQ Global Select Market under the symbol “TBK.” At February 9, 2022, there were 25,174,966 shares outstanding and 345 stockholders of record for the Company’s common stock.
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
As a Texas corporation, we are subject to certain restrictions on dividends under the Texas Business Organizations Code. Generally, a Texas corporation may pay dividends to its stockholders out of its surplus (the excess of its assets over its liabilities and stated capital) or out of its net profits for the then-current and preceding fiscal year unless the corporation is insolvent or the dividend would render the corporation insolvent. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies.
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

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2016 through December 31, 2021, with the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes an initial investment of $100 in the Company’s common stock, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Triumph Bancorp, Inc
Nasdaq Global Select Market Index
Nasdaq Bank Index

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Triumph Bancorp, Inc.	$100.00	$120.46	$113.58	$145.39	$185.66	$455.37
Nasdaq Global Select Market Index	100.00	128.43	123.71	167.75	239.95	295.43
Nasdaq Bank Index	100.00	103.51	84.98	103.02	92.07	128.61
Recent sales of unregistered equity securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.

ITEM 6. SELECTED FINANCIAL DATA.
Certain historical consolidated financial data as of and for each of the years in the three year period ended December 31, 2021 is derived from our audited historical consolidated financial statements. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Income Statement Data:
Interest income	$387,555	$322,115	$311,153
Interest expense	18,425	37,387	55,250
Net interest income	369,130	284,728	255,903
Credit loss expense (benefit)(4)	(8,830)	38,329	7,942
Net interest income after provision	377,960	246,399	247,961
Gain on sale of subsidiary or division	—	9,758	—
Other noninterest income	54,501	50,627	31,569
Noninterest income	54,501	60,385	31,569
Noninterest expense	287,507	222,074	204,084
Net income before income taxes	144,954	84,710	75,446
Income tax expense	31,980	20,686	16,902
Net income	112,974	64,024	58,544
Dividends on preferred stock	(3,206)	(1,701)	—
Net income available to common stockholders	$109,768	$62,323	$58,544

Balance Sheet Data:
Total assets	$5,956,250	$5,935,791	$5,060,297
Cash and cash equivalents	383,178	314,393	197,880
Investment securities	192,877	236,055	262,674
Loans held for sale	7,330	24,546	2,735
Loans held for investment, net	4,825,359	4,901,037	4,165,420
Total liabilities	5,097,386	5,209,010	4,423,707
Noninterest-bearing deposits	1,925,370	1,352,785	809,696
Interest-bearing deposits	2,721,309	3,363,815	2,980,210
FHLB advances	180,000	105,000	430,000
Paycheck Protection Program Liquidity Facility	27,144	191,860	—
Subordinated notes	106,957	87,509	87,327
Junior subordinated debentures	40,602	40,072	39,566
Total stockholders’ equity	858,864	726,781	636,590
Preferred stockholders' equity	45,000	45,000	—
Common stockholders' equity (1)	813,864	681,781	636,590

	As of and for the years ended December 31,
	2021	2020	2019
Per Share Data:
Basic earnings per common share	$4.44	$2.56	$2.26
Diluted earnings per common share	$4.35	$2.53	$2.25
Book value per share	$32.35	$27.42	$25.50
Tangible book value per share (1)	$21.34	$19.78	$17.88
Shares outstanding end of period	25,158,879	24,868,218	24,964,961
Weighted average shares outstanding - basic	24,736,713	24,387,932	25,941,395
Weighted average shares outstanding - diluted	25,252,052	24,615,816	26,060,005

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$4.44	$2.26	$2.25
Adjusted weighted average shares outstanding - diluted	25,252,052	24,615,816	26,060,005

Performance ratios:
Return on average assets	1.87%	1.18%	1.23%
Return on average total equity	14.10%	9.67%	9.04%
Return on average common equity	14.52%	9.77%	9.04%
Return on average tangible common equity (1)	21.42%	13.92%	12.93%
Yield on loans(2)	7.91%	7.00%	7.75%
Cost of interest -bearing deposits	0.32%	0.93%	1.40%
Cost of total deposits	0.20%	0.67%	1.12%
Cost of total funds	0.36%	0.80%	1.36%
Net interest margin(2)	6.72%	5.71%	5.92%
Efficiency ratio	67.87%	64.35%	70.99%
Adjusted efficiency ratio (1)	67.16%	65.97%	70.99%
Net noninterest expense to average assets	3.87%	2.98%	3.61%
Adjusted net noninterest expense to average total assets (1)	3.82%	3.14%	3.61%

Asset Quality ratios(3):
Past due to total loans	2.86%	3.22%	1.74%
Nonperforming loans to total loans	0.95%	1.16%	0.97%
Nonperforming assets to total assets	0.92%	1.15%	0.87%
ACL to nonperforming loans(4)	91.20%	164.98%	71.63%
ACL to total loans(4)	0.87%	1.92%	0.69%
Net charge-offs to average loans	0.95%	0.10%	0.17%

Capital ratios:
Tier 1 capital to average assets	11.11%	10.80%	10.03%
Tier 1 capital to risk-weighted assets	11.51%	10.60%	10.29%
Common equity Tier 1 capital to risk-weighted assets	9.94%	9.05%	9.46%
Total capital to risk-weighted assets	14.10%	13.03%	12.76%
Total stockholders' equity to total assets	14.42%	12.24%	12.58%
Tangible common stockholders' equity ratio (1)	9.46%	8.56%	9.16%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	For the years ended December 31,
(Dollars in thousands)	2021	2020	2019
Loan discount accretion	$9,289	$10,711	$5,568
(3)Asset quality ratios exclude loans held for sale
(4)Beginning January 1, 2020, the allowance for credit losses was calculated in accordance with Accounting Standards Codification Topic 326, “Financial Instruments – Credit Losses” (“ASC 326”).

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

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Total stockholders' equity	$858,864	$726,781	$636,590
Preferred stock liquidation preference	(45,000)	(45,000)	—
Total common stockholders' equity	813,864	681,781	636,590
Goodwill and other intangibles	(276,856)	(189,922)	(190,286)
Tangible common stockholders' equity	$537,008	$491,859	$446,304
Common shares outstanding	25,158,879	24,868,218	24,964,961
Tangible book value per share	$21.34	$19.78	$17.88

Total assets at end of period	$5,956,250	$5,935,791	$5,060,297
Goodwill and other intangibles	(276,856)	(189,922)	(190,286)
Adjusted total assets at period end	5,679,394	5,745,869	4,870,011
Tangible common stockholders' equity ratio	9.46%	8.56%	9.16%

Net income available to common stockholders	$109,768	$62,323	$58,544
Gain on sale of subsidiary or division	—	(9,758)	—
Transaction related costs	2,992	827	—
Tax effect of adjustments	(715)	2,254	—
Adjusted net income available to common stockholders	$112,045	$55,646	$58,544
Weighted average shares outstanding - diluted	25,252,052	24,615,816	26,060,005
Adjusted diluted earnings per common share	$4.44	$2.26	$2.25

Average total stockholders' equity	$801,074	$661,942	$647,726
Average preferred stock liquidation preference	(45,000)	(24,099)	—
Average total common stockholders' equity	756,074	637,843	647,726
Average goodwill and other intangibles	(243,541)	(190,088)	(194,905)
Average tangible common equity	$512,533	$447,755	$452,821

Net income available to common stockholders	$109,768	$62,323	$58,544
Average tangible common equity	512,533	447,755	452,821
Return on average tangible common equity	21.42%	13.92%	12.93%

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Adjusted efficiency ratio:
Net interest income	$369,130	$284,728	$255,903
Noninterest income	54,501	60,385	31,569
Operating revenue	423,631	345,113	287,472
Gain on sale of subsidiary or division	—	(9,758)	—
Adjusted operating revenue	$423,631	$335,355	$287,472

Noninterest expenses	$287,507	$222,074	$204,084
Transaction related costs	(2,992)	(827)	—
Adjusted noninterest expenses	$284,515	$221,247	$204,084
Adjusted efficiency ratio	67.16%	65.97%	70.99%

Adjusted net noninterest expense to average assets ratio:
Noninterest expenses	$287,507	$222,074	$204,084
Transaction related costs	(2,992)	(827)	—
Adjusted noninterest expense	284,515	221,247	204,084
Noninterest income	54,501	60,385	31,569
Gain on sale of subsidiary or division	—	(9,758)	—
Adjusted noninterest income	54,501	50,627	31,569
Adjusted net noninterest expenses	$230,014	$170,620	$172,515
Average total assets	$6,026,819	$5,426,469	$4,773,652
Adjusted net noninterest expense to average assets ratio	3.82%	3.14%	3.61%
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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of December 31, 2021, we had consolidated total assets of $5.956  billion, total loans held for investment of $4.868  billion, total deposits of $4.647 billion and total stockholders’ equity of $858.9 million.
Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial lending product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our banking operations commenced in 2010 and include a branch network developed through organic growth and acquisition, including concentrations the front range of Colorado, the Quad Cities market in Iowa and Illinois and a full service branch in Dallas, Texas. Our traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Our asset-based lending and equipment lending products are offered on a nationwide basis and generate attractive returns. Additionally, we offer mortgage warehouse and liquid credit lending products on a nationwide basis to provide further asset base diversification and stable deposits. Our Banking products and services share basic processes and have similar economic characteristics.
In addition to our traditional banking operations, we also operate a factoring business focused primarily on serving the the over-the-road trucking industry. This business involves the provision of working capital to the trucking industry through the purchase of invoices generated by small to medium sized trucking fleets ("Carriers") at a discount to provide immediate working capital to such Carriers. We commenced these operations in 2012 through the acquisition of our factoring subsidiary, Triumph Business Capital. Triumph Business Capital operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products described above. Given its acquisition, this business has a legacy and structure as a standalone company.
Our payments business, TriumphPay, is a division of our wholly owned bank subsidiary, TBK Bank, and is a payments network for the over-the-road trucking industry. TriumphPay was originally designed as a platform to manage Carrier payments for third party logistics companies, or 3PLs ("Brokers") and the manufacturers and other businesses that contract directly for the shipment of goods (“Shippers”), with a focus on increasing on-balance sheet factored receivable transactions through the offering of QuickPay transactions for Carriers receiving such payments through the TriumphPay platform. During 2021, TriumphPay acquired HubTran, Inc., a software platform that offers workflow solutions for the processing and approval of Carrier Invoices for approval by Brokers or purchase by the factoring businesses providing working capital to Carriers ("Factors"). Following such acquisition, the TriumphPay strategy shifted from a capital-intensive on-balance sheet product with a greater focus on interest income to a payments network for the trucking industry with a focus on fee revenue. TriumphPay connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through the processing and audit of such invoice to its ultimate payment to the Carrier or the Factor providing working capital to such Carrier. TriumphPay offers supply chain finance to Brokers, allowing them to pay their Carriers faster and drive Carrier loyalty. TriumphPay provides tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. TriumphPay also operates in a highly specialized niche with unique processes and key performance indicators.
At December 31, 2021, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Business Capital. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.

We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the year ended December 31, 2021, our Banking segment generated 50% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 45% of our total revenue, our Payments segment generated 4% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
2021 Overview
Net income available to common stockholders for the year ended December 31, 2021 was $109.8 million, or $4.35 per diluted share, compared to net income available to common stockholders for the year ended December 31, 2020 of $62.3 million, or $2.53 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $112.0 million, or $4.44 per diluted share, for the year ended December 31, 2021 compared to adjusted net income to common stockholders of $55.6 million, or $2.26 per diluted share, for the year ended December 31, 2020. For the year ended December 31, 2021, our return on average common equity was 14.52% and our return on average assets was 1.87%.
At December 31, 2021, we had total assets of $5.956 billion, including gross loans of $4.868 billion, compared to $5.936 billion of total assets and $4.997 billion of gross loans at December 31, 2020. Total loans decreased $129.2 million during the year ended December 31, 2021. Our Banking loans, which constitute 65% of our total loan portfolio at December 31, 2021, decreased from $3.876 billion in aggregate as of December 31, 2020 to $3.168 billion as of December 31, 2021, a decrease of 18.3% reflecting our strategy to moderate growth in our banking markets. Our Factoring factored receivables, which constitute 32% of our total loan portfolio at December 31, 2021, increased from $1.037 billion in aggregate as of December 31, 2020 to $1.546 billion as of December 31, 2021, an increase of 49.2%. Our Payments factored receivables, which constitute 3% of our total loan portfolio at December 31, 2021, increased from $84.2 million in aggregate as of December 31, 2020 to $153.2 million as of December 31, 2021, an increase of 81.9%.
At December 31, 2021, we had total liabilities of $5.097 billion, including total deposits of $4.647 billion, compared to $5.209 billion of total liabilities and $4.717 billion of total deposits at December 31, 2020. Deposits decreased $69.9 million during the year ended December 31, 2021.
At December 31, 2021, we had total stockholders' equity of $858.9 million. During the year ended December 31, 2021, total stockholders’ equity increased $132.1 million, primarily due to our net income during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 11.51% and 14.10%, respectively, at December 31, 2021.
The total dollar value of invoices purchased by Triumph Business Capital during the year ended December 31, 2021 was $13.125 billion with an average invoice size of $2,265. The transportation average invoice size for the year was $2,152. This compares to invoice purchase volume of $7.135 billion with an average invoice size of $1,825 and average transportation invoice size of $1,682 during the same period a year ago.
TriumphPay processed 13.5 million invoices paying Carriers a total of $15.162 billion during the year ended December 31, 2021. This compares to processed volume of 4.4 million invoices for a total of $4.235 billion during the same period a year ago.
2021 Items of Note
HubTran, Inc.
On June 1, 2021, we, through TriumphPay, a division of our wholly-owned subsidiary TBK Bank, SSB, entered into a definitive agreement to acquire HubTran, Inc., a cloud-based provider of automation software for the trucking industry's back-office, for $97 million in cash subject to customary purchase price adjustments.
The acquisition of HubTran enables us to create a payments network that will allow Brokers and Factors to lower costs, remove inefficiencies, reduce fraud and add value for their stakeholders. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for Shippers, Brokers and their Carriers, and Factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to a payments network for the trucking industry with a focus on fee revenue.
For further information on the above transactions, see Note 2 – Business Combinations and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Misdirected Payments
As of December 31, 2021 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We have commenced litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of December 31, 2021. The full amount of such receivable is reflected in non-performing and past due factored receivables as of December 31, 2021 in accordance with our policy. As of December 31, 2021, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.
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
Pursuant to the Agreement, Triumph and Covenant agreed to certain terms related to the management of the Over-Formula Advance Portfolio, and the terms by which Covenant may provide assistance to maximize recovery on the Over-Formula Advance Portfolio. During the year ended December 31, 2021, Covenant drew on the line of credit to fund its only $35.6 million indemnification payment thus far, but has since paid down that amount in its entirety. At December 31, 2021, Covenant had remaining availability of $9.4 million left on its TBK line of credit available to cover our indemnification balance of up to $5.0 million.

Pursuant to the Agreement, Triumph and Covenant have agreed to certain terms related to the management of the Over-Formula Advance Portfolio, and the terms by which Covenant may provide assistance to maximize recovery on the Over-Formula Advance Portfolio.
Pursuant to the Agreement, the Company and Covenant have provided mutual releases to each other related to any and all claims related to the transactions contemplated by the ARPA or the Over-Formula Advance Portfolio. Also in connection with the Agreement, Covenant agreed to dismiss, with prejudice, the declaratory judgment action filed in the 95th Judicial District Court of Dallas County, Texas (removed to the United States District Court, Northern District of Texas), related to the ARPA and the transactions contemplated.
Further discussion regarding activity related to the TFS Acquisition can be found throughout this filing.
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
Trucking Transportation
The fourth quarter continued to see demand exceed capacity in all areas of the transportation industry. Spot rates continued to outpace contract rates in all sectors. While elevated dry van rates maintained in a typical peak season quarter, reefer and flatbed rates reached new all-time highs during the fourth quarter. With the resumption of a strong oil and gas market, many drivers and Carriers in flat bed returned to the energy space causing capacity issues as shipping for steel, lumber and manufacturing items attempted to catch up from prior delays. The demand for reefers, particularly those with newer compliant trailers, sent spot rates to new highs.
Recent Developments: COVID-19 and the CARES Act
Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company. While employee availability has had no material impact on operations to date, a resurgence of COVID-19 has the potential to create widespread business continuity issues for the Company.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020. The goal of the CARES Act was to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program ("PPP") and Main Street Lending Program. During December 2020, many provisions of the CARES Act were extended through the end of 2021. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s 2020 and 2021 operations and could continue to impact operations going forward.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. In spite of the resurgence of the virus via the Omicron variant, it appears that epidemiological and macroeconomic conditions are trending in a positive direction as of December 31, 2021; however, if there is a prolonged resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company’s future operations, the Company is disclosing potentially material items of which it is aware.
Financial position and results of operations
Pertaining to our December 31, 2021 financial condition and year to date results of operations, improving conditions around COVID-19 had a material impact on our allowance for credit losses (“ACL”). We have not yet experienced material charge-offs related to COVID-19. Our ACL calculation, and resulting provision for credit losses, are significantly impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios have significantly improved since December 31, 2020, our required ACL decreased during the twelve months ended December 31, 2021. Refer to our discussion of the ACL in Note 1 and Note 4 of our audited financial statements as well as further discussion later on in MD&A. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required ACL and record additional credit loss expense. The execution of the payment deferral program discussed in the following commentary assisted our ratio of past due loans to total loans as well as other asset quality ratios at December 31, 2021. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
The Company’s interest income could be reduced due to COVID-19 should a high volume of loans require a nonaccrual designation. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity
As of December 31, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand a double-dip economic recession brought about by a resurgence in COVID-19, our reported and regulatory capital ratios could be adversely impacted by high levels of credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.
We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding can be volatile. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
Our processes, controls and business continuity plan
The Company’s preparedness efforts, coupled with quick and decisive plan implementation, have resulted in minimal impacts to operations as a result of COVID-19. At December 31, 2021, many of our employees continue to work remotely with no disruption to our operations. We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods.
As of December 31, 2021, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for a stated period of time. The loans carried under this payment deferral program have decreased substantially since December 31, 2020, and as of December 31, 2021, the Company’s balance sheet reflected 5 of these deferrals on outstanding loan balances of $31.9 million. In accordance with the CARES Act and March 2020 interagency guidance, these short term deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown. At December 31, 2021, 95% of the $31.9 million COVID-19 deferral balance was made up of one relationship. As of December 31, 2021, the Company carried $0.1 million of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers in accordance with the CARES Act. This is down from $0.7 million of accrued interest income and fees on outstanding deferrals at December 31, 2020.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program. PPP loans generally have a two-year or five-year term and earn interest at 1%. The Company believes that these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2021, the Company carried 118 PPP loans representing a book value of $27.2 million. The Company recognized $2.7 million and $7.3 million in fees from the SBA on PPP loans during the three and twelve months ended December 31, 2021, respectively, and carries $0.8 million of deferred fees on PPP loans at year end. The remaining fees will be amortized and recognized over the life of the associated loans or as the associated loans are forgiven. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
Credit
While all industries have and will continue to experience adverse impacts as a result of the COVID-19 virus, we had no material exposure (on balance sheet loans plus commitments to lend greater than 5% of the loan portfolio) to loan categories that management considered to be “at-risk” of significant impact as of December 31, 2021.
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
Climate Change
Refer to Item 1. Business for background as it relates to the Company and climate change.
There have been significant completed and pending developments in federal and state legislation and regulation and international accords regarding climate change in recent years. Given our size and the nature of our business, the incurred direct impact and expected future direct impact of climate-related regulation is not material, nor expected to be material, to our business, financial condition, or results of operations. Further, we have not experienced any physical effects of climate change on our operations and results.
We recognize that, while not material to our operations to-date, indirect consequences of climate-related regulation exist that are associated with our lending to certain types of customers who engage in activity that could be deemed potentially harmful to the environment. The Company notes that the climate change landscape is constantly evolving and at this time, it is not possible for us to know or predict the full universe or extent that these indirect effects will have on the Company's future operations.
While programs and initiatives focused on sustainability and resource conservation have been put in place by the Company, there have been no material past capital expenditures for climate-related projects. We do not plan to have material future capital expenditures for climate-related projects at this time. Additionally, we have not incurred material compliance costs related to climate change nor have we engaged in the purchase or sale of carbon credits or offsets.

Results of Operations
For discussion of the results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019, see Triumph’s 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 12, 2021.
Fiscal year ended December 31, 2021 compared with year ended December 31, 2020
Net Income
We earned net income of $113.0 million for the year ended December 31, 2021 compared to $64.0 million for the year ended December 31, 2020, an increase of $49.0 million.
The results for the year ended December 31, 2021 were impacted by $3.0 million of transaction costs associated with the HubTran acquisition reported as noninterest expense. The results for the year ended December 31, 2020 were impacted by the gain on sale of TPF of $9.8 million reported as noninterest income and transaction costs of $0.8 million associated with the TFS Acquisition reported as noninterest expense. Excluding the gain on sale, net of taxes, we earned adjusted net income to common stockholders of $112.0 million for the year ended December 31, 2021 compared to $55.6 million for the year ended December 30, 2020, an increase of $56.4 million. The adjusted increase was primarily the result of an $84.4 million increase in net interest income, a $47.2 million decrease in credit loss expense, and a $3.9 million increase in adjusted noninterest income offset in part by a $63.2 million increase in adjusted noninterest expense, a $14.4 million increase in adjusted income tax expense, and a $1.5 million increase in dividends on preferred stock.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities:

	For the years ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Cash and cash equivalents	$471,171	$608	0.13%	$214,994	$708	0.33%	$137,615	$3,062	2.23%
Taxable securities	162,814	4,608	2.83%	248,617	7,312	2.94%	273,966	9,137	3.34%
Tax-exempt securities	30,645	793	2.59%	36,669	917	2.50%	59,018	1,337	2.27%
FHLB and other restricted stock	7,357	156	2.12%	23,786	530	2.23%	21,269	712	3.35%
Loans (1)	4,822,610	381,390	7.91%	4,465,891	312,648	7.00%	3,832,239	296,905	7.75%
Total interest-earning assets	5,494,597	387,555	7.05%	4,989,957	322,115	6.46%	4,324,107	311,153	7.20%
Noninterest-earning assets:
Cash and cash equivalents	83,794			56,729			80,206
Other noninterest-earning assets	448,428			379,783			369,339
Total assets	$6,026,819			$5,426,469			$4,773,652
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	766,551	1,774	0.23%	628,721	1,073	0.17%	593,178	1,492	0.25%
Individual retirement accounts	87,669	570	0.65%	98,445	1,311	1.33%	110,553	1,731	1.57%
Money market	425,392	930	0.22%	405,323	1,914	0.47%	433,922	5,752	1.33%
Savings	472,289	720	0.15%	390,023	576	0.15%	363,760	478	0.13%
Certificates of deposit	643,146	4,486	0.70%	948,687	17,477	1.84%	1,016,797	22,614	2.22%
Brokered time deposits	109,193	268	0.25%	278,604	4,613	1.66%	348,523	8,158	2.34%
Other brokered deposits	555,588	949	0.17%	205,398	439	0.21%	—	—	—%
Total interest-bearing deposits	3,059,828	9,697	0.32%	2,955,201	27,403	0.93%	2,866,733	40,225	1.40%
Federal Home Loan Bank advances	37,671	91	0.24%	342,264	2,001	0.58%	369,548	8,557	2.32%
Subordinated notes	99,104	6,445	6.50%	87,398	5,363	6.14%	52,682	3,553	6.74%
Junior subordinated debentures	40,325	1,775	4.40%	39,807	2,114	5.31%	39,306	2,910	7.40%
Other borrowings	124,867	417	0.33%	150,325	506	0.34%	7,827	5	0.06%
Total interest-bearing liabilities	3,361,795	18,425	0.55%	3,574,995	37,387	1.05%	3,336,096	55,250	1.66%
Noninterest-bearing liabilities and equity:
Noninterest-bearing demand deposits	1,796,525			1,114,912			723,682
Other liabilities	67,425			74,620			66,148
Total equity	801,074			661,942			647,726
Total liabilities and equity	$6,026,819			$5,426,469			$4,773,652
Net interest income		$369,130			$284,728			$255,903
Interest spread (2)			6.50%			5.41%			5.54%
Net interest margin (3)			6.72%			5.71%			5.92%
1.Balance totals include respective nonaccrual assets.
2.Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
3.Net interest margin is the ratio of net interest income to average interest-earning assets.

The following table presents loan yields earned on our loan portfolios:

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Average Banking loans	$3,410,732	$3,690,727	$3,249,046
Average Factoring receivables	1,302,702	733,687	574,977
Average Payments receivables	109,176	41,477	8,216
Average total loans	$4,822,610	$4,465,891	$3,832,239
Banking yield	5.38%	5.37%	6.02%
Factoring yield	14.26%	14.99%	17.40%
Payments Yield	11.08%	10.79%	14.78%
Total loan yield	7.91%	7.00%	7.75%
We earned net interest income of $369.1 million for the year ended December 31, 2021 compared to $284.7 million for the year ended December 31, 2020, an increase of $84.4 million, or 29.6%, primarily driven by the following factors.
Interest income increased $65.4 million, or 20.3%, reflecting an increase in total average interest earning assets of $504.6 million, or 10.1%, and an increase in average total loans of $356.7 million, or 8.0%. The average balance of our higher yielding Factoring factored receivables increased $569.0 million, or 77.6%, driving the majority of the increase in interest income along with an increase in average Payments factored receivables. This was partially offset by a decrease in average Banking loans of $280.0 million, or 7.6%. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $792.2 million for the year ended December 31, 2021 compared to $729.8 million for the year ended December 31, 2020. A component of interest income consists of discount accretion on acquired loan portfolios; primarily our liquid credit portfolio made up of broadly syndicated national credits. We recognized discount accretion on purchased loans of $9.3 million and $10.7 million for the years ended December 31, 2021 and 2020, respectively.
Interest expense decreased $19.0 million, or 50.7%, and average interest bearing liabilities decreased $213.2 million, or 6.0%. While average total interest bearing deposits increased $104.6 million, or 3.5%, the increase in average balance was offset by lower average rates discussed below. The decrease in interest expense was partially offset by $0.8 million of remaining deferred fees that were recognized during the year ended December 31, 2021 as a result of paying off our 2016 Subordinated Notes as discussed in Note 12 – Borrowings and Borrowing Capacity in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Net interest margin increased to 6.72% for the year ended December 31, 2021 from 5.71% for the year ended December 31, 2020, an increase of 101 basis points, or 17.7%.
Our net interest margin was impacted by an increase in yield on our interest earning assets of 59 basis points to 7.05% for the year ended December 31, 2021. This increase was primarily driven by higher yields on loans which increased 91 basis points to 7.91% for the same period. While Factoring yield decreased period over period, its average factored receivables as a percentage of the total loan portfolio increased significantly, having a meaningful upward impact on total loan yield. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 91% at December 31, 2021 compared to 90% at December 31, 2020. Banking yields were relatively flat period over period, Payments yields increased period over period, and non-loan yields created a drag on our yield on interest earning assets.
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

	Years Ended
	December 31, 2021 vs. 2020			December 31, 2020 vs. 2019
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Cash and cash equivalents	$(431)	$331	$(100)	$(2,609)	$255	$(2,354)
Taxable securities	(276)	(2,428)	(2,704)	(1,079)	(746)	(1,825)
Tax-exempt securities	32	(156)	(124)	139	(559)	(420)
FHLB stock	(26)	(348)	(374)	(238)	56	(182)
Loans	40,531	28,211	68,742	(28,618)	44,361	15,743
Total interest income	39,830	25,610	65,440	(32,405)	43,367	10,962
Interest-bearing liabilities:
Interest-bearing demand	382	319	701	(480)	61	(419)
Individual retirement accounts	(671)	(70)	(741)	(259)	(161)	(420)
Money market	(1,028)	44	(984)	(3,703)	(135)	(3,838)
Savings	19	125	144	59	39	98
Certificates of deposit	(10,860)	(2,131)	(12,991)	(3,882)	(1,255)	(5,137)
Brokered time deposits	(3,929)	(416)	(4,345)	(2,387)	(1,158)	(3,545)
Other brokered deposits	(88)	598	510	—	439	439
Total interest-bearing deposits	(16,175)	(1,531)	(17,706)	(10,652)	(2,170)	(12,822)
Federal Home Loan Bank advances	(1,174)	(736)	(1,910)	(6,396)	(160)	(6,556)
Subordinated notes	321	761	1,082	(320)	2,130	1,810
Junior subordinated debentures	(362)	23	(339)	(823)	27	(796)
Other borrowings	(4)	(85)	(89)	21	480	501
Total interest expense	(17,394)	(1,568)	(18,962)	(18,170)	307	(17,863)
Change in net interest income	$57,224	$27,178	$84,402	$(14,235)	$43,060	$28,825
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
The following table presents the major categories of credit loss expense (benefit):

	December 31,			2021 Compared to 2020		2020 Compared to 2019
(Dollars in thousands)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Credit loss expense (benefit) on:
Loans	$(7,964)	$33,981	$7,942	$(41,945)	(123.4)%	$26,039	327.9%
Off balance sheet credit exposures	(922)	2,448	—	(3,370)	(137.7)%	2,448	100.0%
Held to maturity securities	56	1,900	—	(1,844)	(97.1)%	1,900	100.0%
Available for sale securities	—	—	—	—	—%	—	—%
Total credit loss expense (benefit)	$(8,830)	$38,329	$7,942	$(47,159)	(123.0)%	$30,387	382.6%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2021 and 2020, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the years ended December 31, 2021 and 2020.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At December 31, 2021 and December 31, 2020, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2021 and December 31, 2020, the Company carried $7.0 million and $7.9 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $2.1 million at December 31, 2021 and $2.0 million at December 31, 2020 and we recognized credit loss expense of $0.1 million during the year ended December 31, 2021. None of the overcollateralization triggers tied to the CLO securities were tripped as of December 31, 2021. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $42.2 million as of December 31, 2021, compared to $95.7 million as of December 31, 2020, representing an ACL to total loans ratio of 0.87% and 1.92% respectively.
Our credit loss expense on loans decreased $41.9 million, or 123.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.
The Over-Formula Advances classified as factored receivables and deemed to be purchased credit deteriorated ("PCD") from Covenant during 2020 had an impact on credit loss expense during the year ended December 31, 2020. Management determined that the $62.2 million in Over-Formula Advances and some smaller immaterial factored receivables obtained through the TFS Acquisition had experienced more than insignificant credit deterioration since origination and thus deemed those Over-Formula Advances to be purchased credit deteriorated ("PCD"). This resulted in recording a $37.4 million ACL on the PCD assets through purchase accounting during the year ended December 31, 2020. There was no initial impact to credit loss expense resulting from the PCD determination. At December 31, 2020, the ACL on the Over-Formula Advance PCD assets increased by $11.5 million and the total ACL on all acquired PCD assets was $49.0 million. The change in ACL on PCD assets subsequent to acquisition was charged to credit loss expense. This increase in required PCD ACL caused us to increase the value of our Covenant indemnification asset by $5.3 million, which was recorded through non-interest income during the year ended December 31, 2020.
The Over-Formula Advances classified as factored receivables and deemed to be purchased credit deteriorated ("PCD") from Covenant during 2020 also had an impact on credit loss expense during the year ended December 31, 2021. During that time, new adverse developments with the largest of the three Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41.3 million; however, this net charge-off had no impact on credit loss expense for the year ended December 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $35.6 million of this charge-off by drawing on its secured line of credit. As of December 31, 2021 the balance of Covenant's credit facility had been fully repaid. Given separate developments with the other two Over-Formula Advance clients, we reserved an additional $2.8 million reflected in credit loss expense during the year ended December 31, 2021. At December 31, 2021, our entire remaining over formula advance position was down from $62.1 million at December 31, 2020 to $10.1 million at December 31, 2021 and that $10.1 million balance at December 31, 2021 was fully reserved. The $2.8 million increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4.2 million gain on the indemnification asset which was recorded through non-interest income during the year ended December 31, 2021.
The decreased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at December 31, 2021 which resulted in a benefit to credit loss expense of $10.4 million for the year ended December 31, 2021. During the year ended December 31, 2020 the Company forecasted deterioration in the loss factors driven by the projected economic impact of COVID-19 which resulted in credit loss expense of $16.7 million. See further discussion in the allowance for credit loss section below.

The decrease in credit loss expense was further driven by changes in net new specific reserves on non PCD assets. Including the aforementioned $2.8 million additional specific reserve on PCD assets, we recorded a reversal of net new specific reserves of $2.1 million during the year ended December 31, 2021 compared to net new specific reserves of $16.7 million during the year ended December 31, 2020 which includes the aforementioned $11.5 million additional specific reserve on PCD assets. Including the aforementioned PCD charge-off, net charge-offs were $45.6 million for the year ended December 31, 2021 and approximately $41.5 million of the gross charge-offs had been reserved in a prior period. Net charge-offs were $4.6 million for the year ended December 31, 2020 and approximately $1.0 million of that balance had been reserved in a prior period.
Changes in loan volume and mix partially offset the decrease in credit loss expense period over period. Changes in volume and mix resulted in credit loss expense of $0.4 million during the year ended December 31, 2021 compared to a benefit of $3.0 million during the year ended December 31, 2020.
Credit loss expense for off balance sheet credit exposures decreased $3.4 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed as well as changes in the underlying exposures.
Noninterest Income
The following table presents the major categories of noninterest income:

	Year ended December 31,			2021 Compared to 2020		2020 Compared to 2019
(Dollars in thousands)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Service charges on deposits	$7,724	$5,274	$7,132	$2,450	46.5%	$(1,858)	(26.1)%
Card income	8,811	7,781	7,873	1,030	13.2%	(92)	(1.2)%
Net OREO gains (losses) and valuation adjustments	(347)	(616)	351	269	43.7%	(967)	(275.5)%
Net gains (losses) on sale or call of securities	5	3,226	61	(3,221)	(99.8)%	3,165	5,188.5%
Fee income	17,628	6,007	6,441	11,621	193.5%	(434)	(6.7)%
Insurance commissions	5,127	4,232	4,219	895	21.1%	13	0.3%
Gain on sale of subsidiary or division	—	9,758	—	(9,758)	(100.0%)	9,758	100.0%
Other	15,553	24,723	5,492	(9,170)	(37.1)%	19,231	350.2%
Total noninterest income	$54,501	$60,385	$31,569	$(5,884)	(9.7)%	$28,816	91.3%
Noninterest income decreased $5.9 million, or 9.7%. Noninterest income for the year ended December 31, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF. Excluding the gain on sale of TPF, we earned adjusted noninterest income of $50.6 million for the year ended December 31, 2020, resulting in an adjusted increase in noninterest income of $3.9 million, or 7.7%, period over period. Changes in selected components of noninterest income in the above table are discussed below.
•Service Charges on Deposits. Service charges on deposit accounts, including overdraft and non-sufficient fund fees, increased $2.5 million, or 46.5% consistent with increased average deposit balances subject to such fees period over period. Further, in keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees were temporary and expired on June 1, 2020.
•Card income. Card income increased $1.0 million, or 13.2% primarily due to increased debit card activity during the year ended December 31, 2021.
•Fee income. Fee income increased $11.6 million, or 193.5% primarily due to $1.2 million of early termination fees charged to two factoring customers during the year ended December 31, 2021. We also recognized $7.0 million in Payments fees related to the acquired operations of HubTran during the same period. There were no other significant changes within the components of fee income.
•Insurance commissions. Insurance commissions increased $0.9 million, or 21.1%, due to higher policy volumes processed by Triumph Insurance Group.

•Other. Other noninterest income, decreased $9.2 million, or 37.1%.
Significant drivers of other noninterest income during the year ended December 31, 2021:
•We recognized a $4.2 million gain on the Company's indemnification asset.
•We recognized a $1.5 million recovery during the period on an acquired loan that was charged off prior to our acquisition of the originating bank.
•We recognized a $1.0 million increase in revenue from bank owned life insurance ("BOLI"), primarily related to death benefits payments.
•We recognized a gain on sale of liquid credit and mortgage loans during the period of $3.1 million.
Significant drivers of other noninterest income during the year ended December 31, 2020:
•We recognized $10.9 million of non-interest income during the period related to CVLG's delivery of proceeds to us resulting from CVLG's liquidation of its acquired TBK stock in connection with the September 23, 2020 Account Management Agreement, Amendment to Purchase Agreement and Mutual Release. This was measured as the difference between the initial purchase accounting measurement and the amount of net proceeds delivered to the Company upon liquidation.
•The value of our indemnification asset related to the Over-Formula Advances acquired from Covenant increased $5.3 million during the period resulting in $5.3 million of other noninterest income.
•We recognized $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the year. This revenue was recognized at the time of closing as all required services had been completed.
•We recognized a gain on sale of liquid credit and mortgage loans during the period of $2.8 million.
Noninterest Expense
The following table presents the major categories of noninterest expense:

	Year ended December 31,			2021 Compared to 2020		2020 Compared to 2019
(Dollars in thousands)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$173,951	$126,975	$112,862	$46,976	37.0%	$14,113	12.5%
Occupancy, furniture and equipment	24,473	22,766	18,196	1,707	7.5%	4,570	25.1%
FDIC insurance and other regulatory assessments	2,118	1,520	298	598	39.3%	1,222	410.1%
Professional fees	12,592	9,349	7,288	3,243	34.7%	2,061	28.3%
Amortization of intangible assets	10,876	8,330	9,131	2,546	30.6%	(801)	(8.8)%
Advertising and promotion	5,174	4,718	6,126	456	9.7%	(1,408)	(23.0)%
Communications and technology	26,862	22,153	20,976	4,709	21.3%	1,177	5.6%
Travel and entertainment	4,140	2,394	5,434	1,746	72.9%	(3,040)	(55.9)%
Other	27,321	23,869	23,773	3,452	14.5%	96	0.4%
Total noninterest expense	$287,507	$222,074	$204,084	$65,433	29.5%	$17,990	8.8%
Noninterest expense increased $65.4 million, or 29.5%. Noninterest expense for the year ended December 31, 2021 was impacted by $3.0 million of transaction costs associated with the HubTran Acquisition. Noninterest expense for the year ended December 31, 2020 was impacted by $0.8 million of transaction costs associated with the TFS Acquisition. Excluding the acquisition transactions costs, we incurred adjusted noninterest expense of $284.5 and $221.3 million for the years ended December 31, 2021 and 2020, respectively, resulting in an adjusted net increase in noninterest expense of $63.2 million, or 28.6%. Details of the more significant changes in the various components of noninterest expense are further discussed below.

•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $47.0 million, or 37.0%, which is primarily due to increase in the size of our workforce, merit and retention increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Further, the Company experienced macro trends related to labor market conditions that drove wage increases for some existing employees and employees hired during the year. The size of our workforce increased period over period in part due to the acquisition of HubTran as well as organic growth within the Company. Our average full-time equivalent employees were 1,198.3 and 1,124.0 for the years ended December 31, 2021 and 2020, respectively. Given improved 2021 performance compared to 2020, our annual bonus expense increased $8.8 million period over period. Further, sales commissions, primarily related to our operations at Triumph Business Capital and TriumphPay, increased $4.3 million and compensation paid to temporary contract labor increased $3.0 million period over period. Additionally, stock based compensation expense increased $15.7 million period over period. The increase in stock based compensation expense reflects a $7.4 million accrual for our Performance Based Performance Stock Units which represents a cumulative catch-up to cover two-thirds of the three year vesting period. Further, we experienced a $7.0 million increase in stock based compensation expense period over period related to Restricted Stock Awards that were granted at a higher grant date fair value given the appreciation in our stock price.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.7 million, or 7.5%, primarily due to growth in our operations. We recorded right of use asset and leasehold improvement impairment expense of $1.4 million during the year ended December 31, 2020 related to our decision to consolidate part of our El Paso, TX factoring operations to our Triumph Business Capital headquarters in Coppell, TX.
•Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, increased $3.2 million, or 34.7%, primarily due to $3.0 million of transaction costs associated with the HubTran acquisition slightly offset by $0.8 million of transaction costs associated with the TFS acquisition.
•Amortization of intangible assets. Amortization of intangible assets increased $2.5 million, or 30.6%, primarily due to the additional intangibles recorded through the HubTran acquisition during the current year.
•Communications and Technology. Communications and technology expenses increased $4.7 million, or 21.3%, primarily as a result of increased spending on IT consulting to develop efficiency in our operations and improve the functionality of the TriumphPay platform period over period.
•Travel and entertainment. Travel and entertainment expenses increased $1.7 million, or 72.9%, primarily due to the impact of the COVID-19 pandemic on such activities during the prior year.
•Other. Other noninterest expense, which includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services, increased $3.5 million or 14.5%. This was primarily driven by a $1.1 million increase in recruiting and placement expense as we continue to grow our operations. Remaining fluctuations in other noninterest expense were immaterial.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $11.3 million, or 54.6%, from $20.7 million for the year ended December 31, 2020 to $32.0 million for the year ended December 31, 2021. The increase in income tax expense period over period is directionally consistent with the increase in pre-tax income for the same periods. The effective tax rate was 22% and 24% for the years ended December 31, 2021 and 2020, respectively. The decrease in the effective tax rate period over period was primarily driven by Restricted Stock Award, Restricted Stock Unit, and Stock Option windfalls that occurred during 2021 as several of those instruments were exercised during that period.

Operating Segment Results
Our reportable segments are Banking, Factoring, Payments, and Corporate, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment includes the operations of Triumph Business Capital with revenue derived from factoring services. The Payments segment includes the operations of the TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers.
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments based on Federal Home Loan Bank advance rates. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it and the majority of salaries and benefits expense for our executive leadership team is allocated to the Banking segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Year Ended December 31, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$189,621	$185,741	$12,093	$100	$387,555
Intersegment interest allocations	10,389	(9,878)	(511)	—	—
Total interest expense	10,205	—	—	8,220	18,425
Net interest income (expense)	189,805	175,863	11,582	(8,120)	369,130
Credit loss expense (benefit)	(19,016)	9,691	438	57	(8,830)
Net interest income after credit loss expense	208,821	166,172	11,144	(8,177)	377,960
Noninterest income	33,447	13,005	7,451	598	54,501
Noninterest expense	169,114	74,768	39,769	3,856	287,507
Operating income (loss)	$73,154	$104,409	$(21,174)	$(11,435)	$144,954

(Dollars in thousands)
Year Ended December 31, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$207,978	$109,391	$4,474	$272	$322,115
Intersegment interest allocations	12,815	(12,371)	(444)	—	—
Total interest expense	29,910	—	—	7,477	37,387
Net interest income (expense)	190,883	97,020	4,030	(7,205)	284,728
Credit loss expense (benefit)	20,217	16,042	172	1,898	38,329
Net interest income after credit loss expense	170,666	80,978	3,858	(9,103)	246,399
Gain on sale of subsidiary or division	9,758	—	—	—	9,758
Other noninterest income	29,379	21,010	125	113	50,627
Noninterest expense	151,115	54,011	12,880	4,068	222,074
Operating income (loss)	$58,688	$47,977	$(8,897)	$(13,058)	$84,710

(Dollars in thousands)
Year Ended December 31, 2019	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$210,528	$98,247	$1,214	$1,164	$311,153
Intersegment interest allocations	11,510	(11,294)	(216)	—	—
Total interest expense	48,786	—	—	6,464	55,250
Net interest income (expense)	173,252	86,953	998	(5,300)	255,903
Credit loss expense (benefit)	5,465	2,486	68	(77)	7,942
Net interest income after credit loss expense	167,787	84,467	930	(5,223)	247,961
Noninterest income	26,825	4,727	49	(32)	31,569
Noninterest expense	141,900	51,780	6,720	3,684	204,084
Operating income (loss)	$52,712	$37,414	$(5,741)	$(8,939)	$75,446

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,568,826	$1,679,495	$293,212	$1,009,998	$(2,595,281)	$5,956,250
Gross loans	$4,444,136	$1,546,361	$153,176	$700	$(1,276,801)	$4,867,572

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,791,537	$1,121,704	$115,836	$861,967	$(1,955,253)	$5,935,791
Gross loans	$4,788,093	$1,036,548	$84,222	$800	$(912,887)	$4,996,776
Banking

(Dollars in thousands)	Years Ended December 31,			2021 Compared to 2020		2020 Compared to 2019
Banking	2021	2020	2019	$ Change	% Change	$ Change	% Change
Total interest income	$189,621	$207,978	$210,528	$(18,357)	(8.8)%	$(2,550)	(1.2)%
Intersegment interest allocations	10,389	12,815	11,510	(2,426)	(18.9%)	1,305	11.3%
Total interest expense	10,205	29,910	48,786	(19,705)	(65.9)%	(18,876)	(38.7)%
Net interest income (expense)	189,805	190,883	173,252	(1,078)	(0.6)%	17,631	10.2%
Credit loss expense	(19,016)	20,217	5,465	(39,233)	(194.1%)	14,752	269.9%
Net interest income (expense) after credit loss expense	208,821	170,666	167,787	38,155	22.4%	2,879	1.7%
Gain on sale of subsidiary or division	—	9,758	—	(9,758)	(100.0%)	9,758	100.0%
Other noninterest income	33,447	29,379	26,825	4,068	13.8%	2,554	9.5%
Noninterest expense	169,114	151,115	141,900	17,999	11.9%	9,215	6.5%
Operating income (loss)	$73,154	$58,688	$52,712	$14,466	24.6%	$5,976	11.3%
Our Banking segment’s operating income increased $14.5 million, or 24.6%. Our Banking segment’s operating income for the year ended December 31, 2020 was impacted by the realization of the $9.8 million gain associated with the sale of TPF in the second quarter of 2020. Excluding the gain on sale of TPF, our Banking segment’s adjusted operating income was $48.9 million for the year, resulting in an adjusted increase in operating income of $24.3 million, or 49.7%, period over period.
Interest income decreased $18.4 million, or 8.8% primarily as a result of decreases in the balances of our interest earning assets, primarily loans. Average loans in our Banking segment decreased 7.6% from $3.691 billion for the year ended December 31, 2020 to $3.411 billion for the year ended December 31, 2021. The decrease in average loans at our Banking segment is consistent with our strategy to moderate growth in our banking markets..
Interest expense decreased in spite of growth in average interest-bearing liabilities at our Banking segment. More specifically, average total interest-bearing deposits increased $104.6 million, or 3.5%. The decrease in interest expense was the result of a decrease in our average cost of interest-bearing liabilities driven by changes in interest rates in the macro economy.

Credit loss expense at our banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was a benefit to credit loss expense of $18.1 million for the year ended December 31, 2021 compared to credit loss expense of $17.8 million for the year ended December 31, 2020. The decreased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at our Banking segment as of December 31, 2021 which resulted in a benefit to credit loss expense of $10.4 million for the year. During the year ended December 31, 2020 the Company forecasted deterioration in the loss factors driven by the projected economic impact of COVID-19 which resulted in credit loss expense of $16.7 million at our Banking segment. The decrease in credit loss expense was further driven by the impact of specific reserve releases on our Banking segment loans. These releases created a $4.8 million benefit to credit loss expense for the year ended December 31, 2021 compared to $5.2 million of credit loss expense on net new specific reserves during the year ended December 31, 2020. Net charge-offs at our Banking segment were insignificant during the year ended December 31, 2021 compared to net charge-offs of $1.6 million during the same period a year ago. Said charge-offs carried a reserve balance of $0.3 million established during a prior period. Changes in loan volume and mix at our Banking segment partially offset the decrease in credit loss expense as these factors created a $2.7 million benefit to credit loss expense during the year ended December 31, 2021 compared to a $5.3 million benefit during the same period of the prior year.
Credit loss expense for off balance sheet credit exposures decreased $3.3 million from $2.4 million for the year ended December 31, 2020 to a benefit of $0.9 million for the year ended December 31, 2021. The decrease was primarily due to the changes in the assumptions used to project the loss rates previously discussed as well as changes in the underlying exposures.
Noninterest income at our Banking segment increased due to a $2.5 million increase in service charges on deposits consistent with increased average deposit balances subject to such fees period over period. Further, in keeping with guidance from regulators, we actively worked with COVID-19 affected customers during the second quarter of 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees were temporary and expired on June 1, 2020. Additionally, card income at our Banking segment increased $1.0 million primarily due to increased debit card activity during the year ended December 31, 2021. Further, insurance commissions at our Banking segment increased $0.9 million due to higher policy volumes processed by Triumph Insurance group. The Banking segment also recognized a $1.5 million recovery during the year ended December 31, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. Additionally, during the current period, we recognized a $1.0 million increase in revenue from BOLI primarily related to death benefits payments. We also recognized a gain on sale of liquid credit and mortgage loans during the year ended December 31, 2021 of $3.1 million compared to a gain of $2.8 million during the same period a year ago. These increases were partially offset by the recognition of $1.9 million of loan syndication fees related to the syndication and placement of one large relationship that closed during the year ended December 31, 2020 and did not repeat during the year ended December 31, 2021. There were no other significant changes within the components of other noninterest income.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit and retention increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Banking segment were insignificant period over period. It should be noted that the majority of our executive leadership team's salary and employee benefits expense is allocated to our Banking segment.

Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has decreased $708.0 million, or 18.3%, to $3.168 billion as of December 31, 2021. The following table sets forth our banking loans:

(Dollars in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Banking
Commercial real estate	$632,775	$779,158	$(146,383)	(18.8)%
Construction, land development, land	123,464	219,647	(96,183)	(43.8)%
1-4 family residential	123,115	157,147	(34,032)	(21.7)%
Farmland	77,394	103,685	(26,291)	(25.4)%
Commercial - General	295,662	340,850	(45,188)	(13.3)%
Commercial - Paycheck Protection Program	27,197	189,857	(162,660)	(85.7)%
Commercial - Agriculture	70,127	94,572	(24,445)	(25.8)%
Commercial - Equipment	621,437	573,163	48,274	8.4%
Commercial - Asset-based lending	281,659	180,488	101,171	56.1%
Commercial - Liquid Credit	134,347	184,027	(49,680)	(27.0)%
Consumer	10,885	15,838	(4,953)	(31.3)%
Mortgage Warehouse	769,973	1,037,574	(267,601)	(25.8)%
Total banking loans	$3,168,035	$3,876,006	$(707,971)	(18.3)%
Factoring

(Dollars in thousands)	Years Ended December 31,			2021 Compared to 2020		2020 Compared to 2019
Factoring	2021	2020	2019	$ Change	% Change	$ Change	% Change
Total interest income	$185,741	$109,391	$98,247	$76,350	69.8%	$11,144	11.3%
Intersegment interest allocations	(9,878)	(12,371)	(11,294)	2,493	20.2%	(1,077)	(9.5%)
Total interest expense	—	—	—	—	—	—	—
Net interest income (expense)	175,863	97,020	86,953	78,843	81.3%	10,067	11.6%
Credit loss expense (benefit)	9,691	16,042	2,486	(6,351)	(39.6%)	13,556	545.3%
Net interest income (expense) after credit loss expense	166,172	80,978	84,467	85,194	105.2%	(3,489)	(4.1)%
Noninterest income	13,005	21,010	4,727	(8,005)	(38.1)%	16,283	344.5%
Noninterest expense	74,768	54,011	51,780	20,757	38.4%	2,231	4.3%
Operating income (loss)	$104,409	$47,977	$37,414	$56,432	117.6%	$10,563	28.2%

	Year Ended December 31,
	2021	2020	2019
Factored receivable period end balance	$1,546,361,000	$1,036,548,000	$573,372,000
Yield on average receivable balance	14.26%	14.99%	17.40%
Year to date charge-off rate(1)	3.49%	0.42%	0.40%
Factored receivables - transportation concentration	90%	89%	81%

Interest income, including fees	$185,741,000	$109,391,000	$98,247,000
Non-interest income(2)	8,351,000	4,883,000	4,727,000
Factored receivable total revenue	194,092,000	114,274,000	102,974,000
Average net funds employed	1,173,335,000	659,156,000	497,867,000
Yield on average net funds employed	16.54%	17.34%	20.68%

Accounts receivable purchased	$13,125,126,000	$7,134,823,000	$5,674,565,000
Number of invoices purchased	5,795,081	3,908,779	3,451,559
Average invoice size	$2,265	$1,825	$1,644
Average invoice size - transportation	$2,152	$1,682	$1,508
Average invoice size - non-transportation	$5,041	$4,671	$3,404
(1) Net charge-offs for the year ended December 31, 2021 includes a $41.3 million charge-off related to the TFS acquisition, which contributed approximately 3.17% to the net charge-off rate for the period. In accordance with the Agreement reached with Covenant, Covenant reimbursed the Company for $35.6 million of the $41.3 million charge-off.
(2) Non-interest income for the year ended December 31, 2021 excludes $4.2 million of income recognized on our indemnification asset resulting from the amended TFS acquisition agreement. December 31, 2020 noninterest income excludes the $10.9 million gain related to CVLG’s delivery of proceeds resulting from the liquidation of its acquired TBK stock and a $5.3 million increase in the value of the indemnification asset resulting from the amended TFS acquisition agreement
Our Factoring segment’s operating income increased $56.4 million, or 117.6%. Our Factoring segment's operating income for the year ended December 31, 2020 was impacted by $0.8 million of transaction costs associated with the TFS Acquisition. Excluding the TFS Acquisition transaction costs, our Factoring segment's adjusted operating income was $48.8 million for the year ended December 31, 2020. When comparing operating income for the year ended December 31, 2021 to adjusted operating income for the year ended December 31, 2020, adjusted operating income increased $55.6 million, or 113.9%.
Our average invoice size increased 24.1% from $1,825 for the year ended December 31, 2020 to $2,265 for the year ended December 31, 2021 and the number of invoices purchased increased 48.3% period over period.
Net interest income at our Factoring segment increased $78.8 million, or 81.3%. Overall average net funds employed (“NFE”) increased 78.0% during the year ended December 31, 2021 compared to the same period in 2020. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size. Those, in turn, resulted from historically high freight volume in a reduced capacity market. See further discussion under the Overview: Trucking Transportation section. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets and competitive pricing pressure; however, those negative factors were somewhat mitigated by increased concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was up 1% period over period from 89% at December 31, 2020 to 90% at December 31, 2021.

The decrease in credit loss expense was primarily due to decreased new specific reserves required during the year ended December 31, 2021. Net new specific reserves required on the factored receivables portfolio were $2.7 million for the year ended December 31, 2021 compared to $11.5 million for the same period a year ago. The December 31, 2021 specific reserve balance at our Factoring segment reflects the $2.8 million increase in required reserves on acquired Over-Formula advances as previously explained in the Credit Loss Expense discussion. The prior year required specific reserves were driven by an $11.5 million increase in required reserves on acquired over-formula advances as previously explained in the Credit Loss Expense discussion. Outside the additional specific reserves attributable to the acquired over-formula advances, net new specific reserves at our Factoring segment were flat during the years ended December 31, 2021 and 2020. Growth in the underlying factored receivable portfolio at our Factoring segment resulted in $2.8 million and $2.3 million of credit loss expense during the years ended December 31, 2021 and 2020, respectively. Net charge-offs at our factoring segment were $45.4 million consisting mostly of the aforementioned $41.3 million charge-off of the Over-Formula Advance balance associated with the largest over-advanced client which contributed 3.17% to the current period charge-off rate in the table above. A reserve of $41.5 million on the gross charge-offs was established in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed the Company for $35.6 million of the $41.3 million charge-off. During the year ended December 31, 2020, net charge-offs at our factoring segment were $3.0 million of which $0.7 million was reserved in a prior period. Changes in loss assumptions did not have a meaningful impact on credit loss expense during the year ended December 31, 2021 or 2020.
The decrease in noninterest income at our Factoring segment was primarily due to the recognition of $10.9 million gain resulting from Covenant's delivery of proceeds to us resulting from the liquidation of its acquired TBK stock during the year ended December 31, 2020 previously discussed. The $10.9 million gain was measured as the difference between the initial purchase accounting measurement and the amount of net proceeds delivered to the Company upon liquidation and did not recur during 2021. Additionally, the gains recognized on the increase in value of our indemnification asset were $4.2 million and $5.3 million during the years ended December 31, 2021 and 2020, respectively. Partially offsetting these decreases was the recognition of a $1.2 million of early termination fees during the year ended December 31, 2021 with no material equivalent during the prior year. There were no other material fluctuations in noninterest income at our Factoring segment.
Noninterest expense at our Factoring segment increased primarily due to an increase in salaries and employee benefits expense due to merit and retention increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. We also generally experienced increases in occupancy expense and communications and technology expense consistent with the increased volume of our operations and headcount. Remaining fluctuations in the individual components of noninterest expense at our Factoring segment were insignificant period over period.
Payments

(Dollars in thousands)	Year Ended December 31,			2021 Compared to 2020		2020 Compared to 2019
Payments	2021	2020	2019	$ Change	% Change	$ Change	% Change
Total interest income	$12,093	$4,474	$1,214	$7,619	170.3%	$3,260	268.5%
Intersegment interest allocations	(511)	(444)	(216)	(67)	(15.1)%	(228)	(105.6)%
Total interest expense	—	—	—	—	—%	—	—%
Net interest income	11,582	4,030	998	7,552	187.4%	3,032	303.8%
Credit loss expense (benefit)	438	172	68	266	154.7%	104	152.9%
Net interest income after credit loss expense	11,144	3,858	930	7,286	188.9%	2,928	314.8%
Noninterest income	7,451	125	49	7,326	5,860.8%	76	155.1%
Noninterest expense	39,769	12,880	6,720	26,889	208.8%	6,160	91.7%
Operating income (loss)	$(21,174)	$(8,897)	$(5,741)	$(12,277)	(138.0)%	$(3,156)	(55.0)%

	Year Ended December 31,
	2021	2020	2019
Factored receivable period end balance	$153,176,000	$84,222,000	$11,116,000

Interest income	$12,093,000	$4,474,000	$1,214,000
Noninterest income	7,451,000	125,000	49,000
Total revenue	$19,544,000	$4,599,000	$1,263,000

Operating income (loss)	$(21,174,000)	$(8,897,000)	$(5,741,000)
Interest expense	511,000	444,000	216,000
Depreciation and software amortization expense	267,000	249,000	24,000
Intangible amortization expense	3,476,000	—	—
Earnings (losses) before interest, taxes, depreciation, and amortization	$(16,920,000)	$(8,204,000)	$(5,501,000)
Transaction costs	$2,992,000	$—	$—
Adjusted earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(13,928,000)	$(8,204,000)	$(5,501,000)

Number of invoices processed	13,483,420	4,438,527	874,790
Amount of payments processed	$15,161,915,000	$4,234,864,000	$975,081,000
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
Our Payments segment's operating loss increased $12.3 million, or 138.0%.
The number of invoices processed by our Payments segment increased 203.8% from 4,438,527 for the year ended December 31, 2020 to 13,483,420 for the year ended December 31, 2021, and the amount of payments processed increased 258.0% from $4.235 billion for the year ended December 31, 2020 to $15.162 billion for the year ended December 31, 2021.
Interest income increased due to increased average factored receivable balances at our Payments segment and increased yields period over period. Noninterest income increased primarily due to $7.0 million in Payments fees related to the acquired HubTran operations during the year ended December 31, 2021.
Noninterest expense increased primarily due to $3.0 million of transaction costs related to the acquisition of HubTran and an increase in salaries and employee benefits expense driven by merit and retention increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Our average full-time equivalent employees at our Payments segment were 93.3 and 45.7 for the years ended December 31, 2021 and 2020, respectively. Noninterest expense also increased due to $3.5 million of intangible asset amortization recognized during the year ended December 31, 2021. We continue to invest heavily in the operations of TriumphPay.
The acquisition of HubTran during the year ended December 31, 2021 allows TriumphPay to create a fully integrated payments network for transportation; servicing Brokers and Factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for Shippers, third party logistics companies (i.e., Brokers) and their Carriers, and Factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that will lead to meaningful amounts of amortization going forward.

Corporate

(Dollars in thousands)	Years Ended Year Ended December 31,			2021 Compared to 2020		2020 Compared to 2019
Corporate	2021	2020	2019	$ Change	% Change	$ Change	% Change
Total interest income	$100	$272	$1,164	$(172)	(63.2%)	$(892)	(76.6)%
Intersegment interest allocations	—	—	—	—	—	—	—
Total interest expense	8,220	7,477	6,464	743	9.9%	1,013	15.7%
Net interest income (expense)	(8,120)	(7,205)	(5,300)	(915)	(12.7%)	(1,905)	(35.9%)
Credit loss expense (benefit)	57	1,898	(77)	(1,841)	(97.0%)	1,975	(2,564.9%)
Net interest income (expense) after credit loss expense	(8,177)	(9,103)	(5,223)	926	10.2%	(3,880)	(74.3%)
Noninterest income	598	113	(32)	485	429.2%	145	(453.1%)
Noninterest expense	3,856	4,068	3,684	(212)	(5.2%)	384	10.4%
Operating income (loss)	$(11,435)	$(13,058)	$(8,939)	$1,623	12.4%	$(4,119)	(46.1%)
The Corporate segment reported an operating loss of $11.4 million for the year ended December 31, 2021 compared to an operating loss of $13.1 million for the year ended December 31, 2020. This was primarily due to decreased credit loss expense on our HTM CLOs previously discussed in the Credit Loss Expense section. During the year ended December 31, 2021, management issued a new subordinated debt facility and used the majority of the proceeds to redeem the 2016 subordinated debt facility in whole. The 2016 subordinated debt facility carried deferred fees of $0.8 million at the time of payoff that was written off through interest expense during the year ended December 31, 2021. There were no other significant fluctuations in accounts in our Corporate segment period over period.
Financial Condition
Assets
Total assets were $5.956 billion at December 31, 2021, compared to $5.936 billion at December 31, 2020, an increase of $20.5 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.868 billion at December 31, 2021, compared with $4.997 billion at December 31, 2020.
The following table shows the recorded investment of our loans by portfolio categories as of the dates indicated:

	December 31, 2021		December 31, 2020		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$632,775	13%	$779,158	16%	$(146,383)	(18.8%)
Construction, land development, land	123,464	3%	219,647	4%	(96,183)	(43.8%)
1-4 family residential	123,115	3%	157,147	3%	(34,032)	(21.7%)
Farmland	77,394	2%	103,685	2%	(26,291)	(25.4%)
Commercial	1,430,429	29%	1,562,957	32%	(132,528)	(8.5%)
Factored receivables	1,699,537	34%	1,120,770	22%	578,767	51.6%
Consumer	10,885	—%	15,838	—%	(4,953)	(31.3%)
Mortgage warehouse	769,973	16%	1,037,574	21%	(267,601)	(25.8%)
Total Loans	$4,867,572	100%	$4,996,776	100%	$(129,204)	(2.6%)
Commercial Real Estate Loans. Our commercial real estate loans decreased $146.4 million, or 18.8%, due to paydowns for the period that outpaced new loan origination activity.
Construction and Development Loans. Our construction and development loans decreased $96.2 million, or 43.8%, due primarily to paydowns and conversions to term loans that were partially offset by modest origination and draw activity.

Residential Real Estate Loans. Our one-to-four family residential loans decreased $34.0 million, or 21.7%, due primarily to paydowns that were offset by modest origination and draw activity.
Farmland Loans. Our farmland loans decreased $26.3 million, or 25.4%, due to paydowns for the period that outpaced new loan origination activity.
Commercial Loans. Our commercial loans held for investment decreased $132.5 million, or 8.5%, due to decreases in liquid credit, PPP, agriculture and other commercial loans. The decline in commercial loans was offset by increases in equipment finance and asset-based lending. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $45.2 million, or 13.3%.
The following table shows our commercial loans:

(Dollars in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Commercial
Equipment	$621,437	$573,163	$48,274	8.4%
Asset-based lending	281,659	180,488	101,171	56.1%
Liquid credit	134,347	184,027	(49,680)	(27.0%)
Paycheck Protection Program loans	27,197	189,857	(162,660)	(85.7%)
Agriculture	70,127	94,572	(24,445)	(25.8%)
Other commercial lending	295,662	340,850	(45,188)	(13.3%)
Total commercial loans	$1,430,429	$1,562,957	$(132,528)	(8.5%)
Factored Receivables. Our factored receivables increased $578.8 million, or 51.6%. At December 31, 2021, the balance of the Over-Formula Advance Portfolio included in factored receivables was $10.1 million, and the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $5.0 million, or 31.3%, due to paydowns in excess of new loan origination activity during the period.
Mortgage Warehouse. Our mortgage warehouse facilities decreased $267.6 million, or 25.8%, due to decreased utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $792.2 million for the year ended December 31, 2021 compared to $729.8 million for the year ended December 31, 2020.

The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	December 31, 2021
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$102,082	$415,707	$104,895	$10,091	$632,775
Construction, land development, land	57,685	55,615	9,239	925	123,464
1-4 family residential	10,211	30,875	18,592	63,437	123,115
Farmland	6,297	29,335	35,834	5,928	77,394
Commercial	352,915	998,937	73,361	5,216	1,430,429
Factored receivables	1,699,537	—	—	—	1,699,537
Consumer	1,508	6,894	2,475	8	10,885
Mortgage warehouse	769,973	—	—	—	769,973
	$3,000,208	$1,537,363	$244,396	$85,605	$4,867,572

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$1,056,632	$58,995	$7,616
Floating interest rates		480,731	185,401	77,989
Total		$1,537,363	$244,396	$85,605
As of December 31, 2021, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (21%), Colorado (15%), Illinois (15%), and Iowa (6%) make up 57% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2020, the states of Colorado (17%), Texas (22%), Illinois (12%) and Iowa (6%) made up 57% of the Company’s gross loans, excluding factored receivables.
Further, a majority (91%) of our factored receivables, representing approximately 32% of our total loan portfolio as of December 31, 2021, are transportation receivables. Although such concentration may cause our future income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2020, 90% of our factored receivables, representing approximately 20% of our total loan portfolio, were transportation receivables.
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

(Dollars in thousands)	December 31, 2021	December 31, 2020
Nonperforming loans:
Commercial real estate	$2,025	$9,945
Construction, land development, land	964	2,294
1-4 family residential	1,684	1,851
Farmland	2,044	2,531
Commercial	8,842	17,202
Factored receivables	30,485	23,956
Consumer	240	253
Mortgage warehouse	—	—
Total nonperforming loans	46,284	58,032
Held to maturity securities	5,612	7,945
Other real estate owned, net	524	1,432
Other repossessed assets	2,368	1,069
Total nonperforming assets	$54,788	$68,478

Nonperforming assets to total assets	0.92%	1.15%
Nonperforming loans to total loans held for investment	0.95%	1.16%
Total past due loans to total loans held for investment	2.86%	3.22%
Nonperforming loans decreased $11.7 million, or 20.2%, primarily due to the payoff of a $5.7 million nonperforming commercial real estate loan, the payoff of $5.0 million nonperforming general commercial loan, the payoff of a $2.3 million nonperforming commercial relationship, and the payoff of a $1.0 million nonperforming construction loan during the year. Additionally, the portion of the Over-Formula Advances not covered by Covenant's indemnification decreased by $8.6 million from $10.0 million at December 31, 2020 to $1.4 million at December 31, 2021 primarily as a result of the aforementioned charge-off activity. These decreases were partially offset by $13.3 million of the total $19.4 million of Misdirected Payments amount at December 31, 2021 moving to greater than 90 days past due during the year. The entire $19.4 million amount is now included in nonperforming loans (specifically, factored receivables) in accordance with our policy. Additionally, a $1.6 million commercial loan secured by equipment was moved to nonperforming during the year. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.
OREO decreased $0.9 million, or 63.4%, due to the removal of individually insignificant OREO properties as well as insignificant valuation adjustments made throughout the period.
As a result of the above activity, the ratio of nonperforming loans to total loans held for investment decreased to 0.95% at December 31, 2021 from 1.16% December 31, 2020.
Our ratio of nonperforming assets to total assets decreased to 0.92% at December 31, 2021 from 1.15% December 31, 2020. This is due to the aforementioned loan activity. Additionally, the amortized cost basis of our HTM CLO securities considered to be nonaccrual decreased $2.3 million during the year. Combined other real estate owned and other repossessed assets increased $0.4 million during the year.
Past due loans to total loans held for investment decreased to 2.86% at December 31, 2021 from 3.22% at December 31, 2020 as a result of above activity. Additionally, past due loans associated with the acquired Over-Formula Advances decreased $52.1 million during the year primarily as a result of the aforementioned charge-off activity. The remaining $10.1 million acquired Over-Formula Advance balance is considered greater than 90 days past due at December 31, 2021. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition.

Allowance for Credit Losses on Loans
The ACL is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in the Company’s judgment, should be charged-off.
Loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of collateral dependent loans and factored invoices greater than 90 days past due with negative cash reserves.
The following table sets forth the ACL by category of loan:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$3,961	13%	0.63%	$10,182	16%	1.31%
Construction, land development, land	827	3%	0.67%	3,418	4%	1.56%
1-4 family residential	468	3%	0.38%	1,225	3%	0.78%
Farmland	562	2%	0.73%	832	2%	0.80%
Commercial	14,485	29%	1.01%	22,040	32%	1.41%
Factored receivables	20,915	34%	1.23%	56,463	22%	5.04%
Consumer	226	—%	2.08%	542	—%	3.42%
Mortgage warehouse	769	16%	0.10%	1,037	21%	0.10%
Total Loans	$42,213	100%	0.87%	$95,739	100%	1.92%
The ACL decreased $53.5 million, or 55.9%. This decrease was primarily driven by net charge-offs of $45.6 million which includes the aforementioned $41.3 million charge-off of PCD Over-Formula Advances classified as factored receivables that had been reserved in a prior period. At year end, our entire remaining Over-Formula Advance position was down from $62.1 million at December 31, 2020 to $10.1 million at December 31, 2021 and the entire balance at December 31, 2021 was fully reserved.
Another driver of the decrease in required ACL is projected improvement of the loss drivers that the Company forecasted to calculate expected losses at December 31, 2021 as compared to December 31, 2020. This improvement was brought on by a quicker projected economic recovery post-COVID-19 than was anticipated at December 31, 2020. It had a positive impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in a release of $10.4 million of ACL period over period.

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

For all DCF models at December 31, 2021, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2021 as compared to December 31, 2020, the Company forecasted lower national unemployment, lower one-year percentage change increase in national retail sales, higher one-year percentage change increase in the national home price index, and relatively flat one-year percentage change in national gross domestic product. For percentage changes in national retail sales, national home price index and national gross domestic product, the Company projected growth in the first projected quarter followed by some pullback the last three projected quarters resembling something closer to pre-COVID-19 levels, albeit slightly more modest. Projected unemployment rates used by the Company are relatively stable over the four projected quarters at levels somewhat higher than pre-COVID-19 conditions.

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
The decrease in required ACL was also driven by a net reversal of specific reserves of $2.1 million during the year ended December 31, 2021 which is inclusive of the additional $2.8 million reserve required on remaining PCD Over-Formula Advances as discussed previously in the Credit Loss Expense section of Management's Discussion and Analysis. Changes in loan volume and mix during the year ended December 31, 2021 increased the required ACL by $0.4 million during the period.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program. At December 31, 2021, the Company carried $27.2 million of PPP loans classified as commercial loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. Credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, are required to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information about any of our PPP loans, the Company does not carry an ACL on its PPP loans at December 31, 2021.
The following tables show our credit ratios and an analysis of our credit loss expense:

	December 31,
(Dollars in thousands)	2021	2020
Allowance for credit losses on loans	$42,213	$95,739
Total loans held for investment	$4,867,572	$4,996,776
Allowance to total loans held for investment	0.87%	1.92%

Nonaccrual loans	$15,034	$34,073
Total loans held for investment	$4,867,572	$4,996,776
Nonaccrual loans to total loans held for investment	0.31%	0.68%

Allowance for credit losses on loans	$42,213	$95,739
Nonaccrual loans	$15,034	$34,073
Allowance for credit losses to nonaccrual loans	280.78%	280.98%

	Year Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$7	$709,832	—%	$150	$901,867	0.02%	$303	$1,100,569	0.03%
Construction, land development, land	7	191,109	—%	(218)	207,628	(0.10)%	(14)	159,170	(0.01)%
1-4 family residential	(92)	136,326	(0.07)%	(26)	167,216	(0.02)%	80	187,330	0.04%
Farmland	—	90,762	—%	(80)	125,433	(0.06)%	265	156,127	0.17%
Commercial	(170)	1,466,694	(0.01)%	1,229	1,519,854	0.08%	2,879	1,244,722	0.23%
Factored receivables	45,586	1,411,878	3.23%	3,058	775,164	0.39%	2,198	583,193	0.38%
Consumer	224	13,079	1.71%	456	18,765	2.43%	710	26,287	2.70%
Mortgage warehouse	—	792,190	—%	—	729,820	—%	—	370,356	—%
Total Loans	$45,562	$4,811,870	0.95%	$4,569	$4,445,747	0.10%	$6,421	$3,827,754	0.17%
Net loans charged off increased $41.0 million, or 897.2%, due to the aforementioned charge-off of $41.3 million of PCD Over-Formula Advances classified as factored receivables. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.
Securities
As of December 31, 2021, we held equity securities with a fair value of $5.5 million, a decrease of $0.3 million from $5.8 million at December 31, 2020. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.
As of December 31, 2021, we held securities classified as available for sale with a fair value of $182.4 million, a decrease of $41.9 million from $224.3 million at December 31, 2020. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
U.S. Government agency obligations	$—	$15,088	$(15,088)	(100.0)%
Mortgage-backed securities, residential	37,449	27,684	9,765	35.3%
Asset-backed securities	6,764	7,039	(275)	(3.9)%
State and municipal	26,825	37,395	(10,570)	(28.3)%
CLO Securities	106,634	122,204	(15,570)	(12.7)%
Corporate bonds	2,056	11,573	(9,517)	(82.2)%
SBA pooled securities	2,698	3,327	(629)	(18.9)%
Total available for sale debt securities	$182,426	$224,310	$(41,884)	(18.7)%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of December 31, 2021, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at December 31, 2021. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of December 31, 2021, we held securities classified as held to maturity with an amortized cost, net of ACL, of $4.9 million, a decrease of $1.0 million from $5.9 million at December 31, 2020. The decrease in amortized cost, net of ACL, was primarily driven by paydowns throughout the year. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at December 31, 2021.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity:

	Maturity as of December 31, 2021
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	435	3.12%	2,259	1.89%	3,417	1.96%	30,774	2.36%	36,885	2.30%
Asset-backed securities	—	—%	37	0.26%	4,999	0.27%	1,727	1.36%	6,763	0.55%
State and municipal	8,187	2.54%	1,858	3.34%	2,324	2.70%	13,940	2.50%	26,309	2.59%
CLO securities	—	—%	—	—%	60,283	3.08%	43,296	2.18%	103,579	2.70%
Corporate bonds	720	3.05%	1,002	1.43%	—	—%	270	5.14%	1,992	2.49%
SBA pooled securities	—	—%	6	2.84%	—	—%	2,530	3.65%	2,536	3.64%
Total available for sale securities	$9,342	2.61%	$5,162	2.31%	$71,023	2.82%	$92,537	2.32%	$178,064	2.54%

Held to maturity securities:	$—	—%	$—	—%	$7,029	2.44%	$—	—%	$7,029	2.44%
Liabilities
Total liabilities were $5.097 billion as of December 31, 2021, compared to $5.209 billion at December 31, 2020, a decrease of $111.6 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Noninterest bearing demand	$1,925,370	$1,352,785	$572,585	42.3%
Interest bearing demand	830,019	688,680	141,339	20.5%
Individual retirement accounts	83,410	92,584	(9,174)	(9.9%)
Money market	520,358	393,325	127,033	32.3%
Savings	504,146	421,488	82,658	19.6%
Certificates of deposit	533,206	790,844	(257,638)	(32.6%)
Brokered time deposits	40,125	516,786	(476,661)	(92.2%)
Other brokered deposits	210,045	460,108	(250,063)	(54.3%)
Total Deposits	$4,646,679	$4,716,600	$(69,921)	(1.5%)
Our total deposits decreased $69.9 million, or 1.5%, primarily due to decreases in brokered time deposits, certificates of deposit, and other brokered deposits. Other brokered deposits, first utilized as part of our overall funding strategy in the second quarter of 2020, are non-maturity deposits obtained from wholesale sources. The decline in these products was partially offset by increases in noninterest bearing demand deposits, interest bearing demand deposits and money market balances during the year. As of December 31, 2021, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 86% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 14% of total deposits.

The following table summarizes our average deposit balances and weighted average rates:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$766,551	0.23%	16%	$628,721	0.17%	15%	$593,178	0.25%	17%
Individual retirement accounts	87,669	0.65%	2%	98,445	1.33%	2%	110,553	1.57%	3%
Money market	425,392	0.22%	9%	405,323	0.47%	10%	433,922	1.33%	12%
Savings	472,289	0.15%	10%	390,023	0.15%	10%	363,760	0.13%	10%
Certificates of deposit	643,146	0.70%	13%	948,687	1.84%	24%	1,016,797	2.22%	28%
Brokered time deposits	109,193	0.25%	2%	278,604	1.66%	7%	348,523	2.34%	10%
Other brokered deposits	555,588	0.17%	11%	205,398	0.21%	5%	—	—%	—%
Total interest bearing deposits	3,059,828	0.32%	63%	2,955,201	0.93%	73%	2,866,733	1.40%	80%
Noninterest bearing demand	1,796,525	—	37%	1,114,912	—	27%	723,682	—	20%
Total deposits	$4,856,353	0.20%	100%	$4,070,113	0.67%	100%	$3,590,415	1.12%	100%
At December 31, 2021, we held $117.0 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit as of December 31, 2021:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$23,972
Over 3 through 6 months	26,960
Over 6 through 12 months	33,094
Over 12 months	13,450
$97,476
Other Borrowings
Customer Repurchase Agreements
The following table provides a summary of our customer repurchase agreements as of and for the years ended December 31, 2021, 2020, and 2019:

(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Amount outstanding at end of period	$2,103	$3,099	$2,033
Weighted average interest rate at end of period	0.03%	0.03%	0.03%
Average daily balance during the period	$5,985	$6,716	$7,823
Weighted average interest rate during the period	0.03%	0.03%	0.02%
Maximum month-end balance during the period	$12,405	$14,192	$14,463
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances
As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2021, 2020, and 2019:

(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Amount outstanding at end of the year	$180,000	$105,000	$430,000
Weighted average interest rate at end of the year	0.15%	0.17%	1.58%
Average daily balance during the year	$37,671	$342,264	$369,548
Weighted average interest rate during the year	0.24%	0.58%	2.32%
Maximum month-end balance during the year	$180,000	$850,000	$530,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. Of the FHLB borrowings outstanding as of December 31, 2021, $150.0 million were short-term borrowings maturing within one year and $30.0 million were long term borrowings maturing after five years. As of December 31, 2021 and 2020, we had $798.8 million and $1.247 billion, respectively, in unused and available advances from the FHLB. The decrease in our total borrowing capacity from December 31, 2020 to December 31, 2021 was primarily the result of decreased outstanding loan balances at the end of 2021 including a decrease in outstanding mortgage warehouse loans held for investment.
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
Information concerning borrowings under the PPPLF is summarized as follows for the year ended December 31, 2021, 2020, and 2019:

(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Amount outstanding at end of period	$27,144	$191,860	$—
Weighted average interest rate at end of period	0.35%	0.35%	—%
Average amount outstanding during the period	118,880	143,608	—
Weighted average interest rate during the period	0.35%	0.35%	—%
Highest month end balance during the period	181,635	223,809	—
At December 31, 2021, scheduled maturities of PPPLF borrowings are as follows:

(Dollars in thousands)	December 31, 2021
Within one year	$2,872
After one but within two years	—
After two but within three years	—
After three but within four years	—
After four but within five years	24,272
After five years	—
Total	$27,144
At December 31, 2021, the PPPLF borrowings are secured by PPP Loans totaling $27.1 million and bear interest at a fixed rate of 0.35% annually.

Subordinated Notes
The following provides a summary of our subordinated notes as of December 31, 2021:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$38,552	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	68,405	2031	3.500%	9/01/2026	Three Month SOFR(1) plus 2.860%	$1,776
	$109,500	$106,957
(1) Secured Overnight Financing Rate
The Subordinated Notes bear interest payable semi-annually in arrears to, but excluding the first repricing date, and thereafter payable quarterly in arrears at an annual floating rate. We may, at our option, beginning on the respective first repricing date and on any scheduled interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the Subordinated Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the carrying value of these obligations were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Subordinated Notes have been netted against the subordinated notes liability on the balance sheet. The debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.
The Subordinated Notes are subordinated in right of payment to the Company’s existing and future senior indebtedness and are structurally subordinated to the Company’s subsidiaries’ existing and future indebtedness and other obligations.
On September 30, 2016, the Company issued $50,000,000 of Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2016 Notes”). The 2016 Notes initially bear interest at 6.50% per annum, payable semi-annually in arrears, to, but excluding, September 30, 2021, and, thereafter and to, but excluding, the maturity date or earlier redemption, interest shall be payable quarterly in arrears, at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 5.345%. The Company redeemed the 2016 Notes in whole on September 30, 2021 at which time $0.8 million in remaining deferred costs were recognized through interest expense.
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of December 31, 2021:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2021
National Bancshares Capital Trust II	$15,464	$13,350	September 2033	LIBOR + 3.00%	3.20%
National Bancshares Capital Trust III	17,526	13,188	July 2036	LIBOR + 1.64%	1.76%
ColoEast Capital Trust I	5,155	3,683	September 2035	LIBOR + 1.60%	1.82%
ColoEast Capital Trust II	6,700	4,784	March 2037	LIBOR + 1.79%	2.01%
Valley Bancorp Statutory Trust I	3,093	2,892	September 2032	LIBOR + 3.40%	3.62%
Valley Bancorp Statutory Trust II	3,093	2,705	July 2034	LIBOR + 2.75%	2.87%
	$51,031	$40,602
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

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $40.6 million was allowed in the calculation of Tier I capital as of December 31, 2021.
Liquidity and Capital Resources
Capital Resources
Our stockholders’ equity totaled $858.9 million as of December 31, 2021, compared to $726.8 million as of December 31, 2020, an increase of $132.1 million. Stockholders’ equity increased during this period primarily due to our net income of $113.0 million.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2021, TBK Bank had $501.3 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2021. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - December 31, 2021
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$2,103	$2,103	$—	$—	$—
Federal Home Loan Bank advances	180,000	150,000	—	—	30,000
Paycheck Protection Program Liquidity Facility	27,144	2,872	—	24,272	—
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	38,950	5,066	9,434	9,040	15,410
Time deposits with stated maturity dates	656,741	563,152	84,657	8,932	—
Total contractual obligations	$1,065,469	$723,193	$94,091	$42,244	$205,941

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
Critical Accounting Policies and Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Management believes that determining the allowance for credit losses on loans is a critical accounting estimate. Our accounting policies are discussed in detail in Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Allowance for Credit Losses on Loans. Management considers the policies related to the allowance for credit losses on loans to be critical to the financial statement presentation. The total allowance for credit losses on loans includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses. The allowance for credit losses is established through credit loss expense charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. We employ a disciplined process and methodology to establish our allowance for credit losses that has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of specific expected credit losses for such individual loans; and second, a general pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.
Generally, when a loan moves to nonaccrual status, it is removed from the collective pooled evaluation allowance methodology and is subject to individual evaluation. A specific reserve analysis is prepared for each loan and the net realizable value of the loan is determined. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower, and more specifically, changes in the expected amount and timing of future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate, when the carrying amount of the loan exceeds the determined loss rate, or the fair value of the collateral for certain collateral dependent loans.
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

The Company uses the discounted cash flow (DCF) method to estimate the allowance for credit losses for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments.
For all DCF models at December 31, 2021, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2021, projected unemployment rates used by the Company were relatively stable over the four projected quarters at levels somewhat higher than pre-COVID-19 conditions. For percentage changes in national retail sales, national home price index and national gross domestic product, the Company projected growth in the first projected quarter followed by some pullback the last three projected quarters resembling something closer to pre-COVID-19 levels, albeit slightly more modest.
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
Estimating the timing and amounts of future losses through projected cash flows is subject to significant management judgment as these projected cash flows rely upon the estimates discussed above and factors that are reflective of current or future expected conditions. These estimates as well as estimates used under the loss-rate method, in turn, depend on the duration of current overall economic conditions, industry, borrower, or portfolio specific conditions. All of these estimates require significant management judgment and certain assumptions that are highly subjective. Volatility in certain credit metrics and differences between expected and actual outcomes are to be expected.
The provision for (reversal of) credit losses recorded through earnings, and reduced by the charge-off of loan amounts, net of recoveries, is the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.
Refer to “Allowance for Credit Losses” above, Note 1 – Summary of Significant Accounting Policies, and Note 4 - Loans in the accompanying notes to the consolidated financial statements elsewhere in this report for further discussion of our estimation process and methodology related to the allowance for credit losses.
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
The following table summarizes simulated change in net interest income versus unchanged rates:

	December 31, 2021		December 31, 2020
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	17.5%	23.6%	18.4%	19.8%
+300 basis points	13.1%	18.1%	13.6%	15.3%
+200 basis points	8.7%	12.8%	8.7%	10.7%
+100 basis points	4.4%	7.5%	3.9%	6.0%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.7%)	(1.4%)	(3.6%)	(2.6%)
The following table presents the change in our economic value of equity, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	December 31, 2021	December 31, 2020
+400 basis points	31.1%	36.5%
+300 basis points	24.3%	28.9%
+200 basis points	16.9%	20.3%
+100 basis points	8.8%	10.7%
Flat rates	0.0%	0.0%
-100 basis points	(9.5%)	(11.4%)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Triumph Bancorp, Inc.
Dallas, Texas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Triumph Bancorp, Inc (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses. The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. During the year ended December 31, 2021, the Company acquired HubTran, Inc (“HubTran”), which is described in Note 2 of the financial statements. As permitted, the Company has excluded the operations of HubTran from the scope of management’s report on internal control over financial reporting. As such, the operations of HubTran have also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses (“ACL”) – Reasonable and Supportable Forecasts
The ACL (as described in Note 1 and presented in Note 4) is an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. As of December 31, 2021, the ACL of $42 million attributable to loans held for investment consists of 1) an allowance of $15 million on collateral dependent loans and 2) an allowance of $27 million on loans collectively evaluated (“pool basis”) for impairment.
The Company measures expected credit losses of loans on a pool basis when the loans share similar risk characteristics. Depending on the nature of the pool of loans with similar risk characteristics, the Company uses a discounted cash flow (“DCF”) method or a loss-rate method to estimate expected credit losses. Pools analyzed in the DCF method require more judgment in the forecast assumptions than those used in the loss-rate pools as they are generally of longer duration.
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
The primary audit procedures we performed in response to this critical audit matter included:
•Tested the operating effectiveness of controls over the Company’s ACL, including controls over the relevance and reliability of forecast assumptions applied in the DCF methods, the forecast assumptions sensitivity to change, and completeness and accuracy of data used.
•Evaluated the reasonableness and appropriateness of management’s forecasting methodology for suitability under the standard.
•Performed substantive procedures over the relevance and reliability of forecast assumptions applied within the DCF models.
•Substantively tested the completeness and accuracy of the data used.
/s/ Crowe LLP
We have served as the Company's auditor since 2012.
Dallas, Texas
February 14, 2022

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(Dollar amounts in thousands)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$122,929	$85,525
Interest-bearing deposits with other banks	260,249	228,868
Total cash and cash equivalents	383,178	314,393
Securities - equity investments	5,504	5,826
Securities - available for sale	182,426	224,310
Securities - held to maturity, net of allowance for credit losses of $2,082 and $2,026, respectively, fair value $5,447 and $5,850, respectively	4,947	5,919
Loans held for sale	7,330	24,546
Loans, net of allowance for credit losses of $42,213 and $95,739, respectively	4,825,359	4,901,037
Federal Home Loan Bank and other restricted stock, at cost	10,146	6,751
Premises and equipment, net	105,729	103,404
Other real estate owned, net	524	1,432
Goodwill	233,727	163,209
Intangible assets, net	43,129	26,713
Bank-owned life insurance	40,993	41,608
Deferred tax asset, net	10,023	6,427
Indemnification asset	4,786	36,225
Other assets	98,449	73,991
Total assets	$5,956,250	$5,935,791
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$1,925,370	$1,352,785
Interest-bearing	2,721,309	3,363,815
Total deposits	4,646,679	4,716,600
Customer repurchase agreements	2,103	3,099
Federal Home Loan Bank advances	180,000	105,000
Paycheck Protection Program Liquidity Facility	27,144	191,860
Subordinated notes	106,957	87,509
Junior subordinated debentures	40,602	40,072
Other liabilities	93,901	64,870
Total liabilities	5,097,386	5,209,010
Commitments and contingencies - See Notes 15 and 16
Stockholders' equity - See Note 20
Preferred stock	45,000	45,000
Common stock, 25,158,879 and 24,868,218 shares outstanding, respectively	283	280
Additional paid-in-capital	510,939	489,151
Treasury stock, at cost	(104,743)	(103,052)
Retained earnings	399,351	289,583
Accumulated other comprehensive income	8,034	5,819
Total stockholders’ equity	858,864	726,781
Total liabilities and stockholders' equity	$5,956,250	$5,935,791
See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2021, 2020 and 2019
(Dollar amounts in thousands, except per share amounts)

	2021	2020	2019
Interest and dividend income:
Loans, including fees	$183,555	$198,214	$195,648
Factored receivables, including fees	197,835	114,434	101,257
Securities	5,401	8,229	10,474
FHLB and other restricted stock	156	530	712
Cash deposits	608	708	3,062
Total interest and dividend income	387,555	322,115	311,153
Interest expense:
Deposits	9,697	27,403	40,225
Subordinated notes	6,445	5,363	3,553
Junior subordinated debentures	1,775	2,114	2,910
Other borrowings	508	2,507	8,562
Total interest expense	18,425	37,387	55,250
Net interest income	369,130	284,728	255,903
Credit loss expense (benefit)	(8,830)	38,329	7,942
Net interest income after credit loss expense	377,960	246,399	247,961
Noninterest income:
Service charges on deposits	7,724	5,274	7,132
Card income	8,811	7,781	7,873
Net OREO gains (losses) and valuation adjustments	(347)	(616)	351
Net gains (losses) on sale or call of securities	5	3,226	61
Fee income	17,628	6,007	6,441
Insurance commissions	5,127	4,232	4,219
Gain on sale of subsidiary or division	—	9,758	—
Other	15,553	24,723	5,492
Total noninterest income	54,501	60,385	31,569
Noninterest expense:
Salaries and employee benefits	173,951	126,975	112,862
Occupancy, furniture and equipment	24,473	22,766	18,196
FDIC insurance and other regulatory assessments	2,118	1,520	298
Professional fees	12,592	9,349	7,288
Amortization of intangible assets	10,876	8,330	9,131
Advertising and promotion	5,174	4,718	6,126
Communications and technology	26,862	22,153	20,976
Other	31,461	26,263	29,207
Total noninterest expense	287,507	222,074	204,084
Net income before income tax expense	144,954	84,710	75,446
Income tax expense	31,980	20,686	16,902
Net income	112,974	64,024	58,544
Dividends on preferred stock	(3,206)	(1,701)	—
Net income available to common stockholders	$109,768	$62,323	$58,544
Earnings per common share
Basic	$4.44	$2.56	$2.26
Diluted	$4.35	$2.53	$2.25
See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2021, 2020 and 2019
(Dollar amounts in thousands, except per share amounts)

	2021	2020	2019
Net income	$112,974	$64,024	$58,544
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(2,424)	8,578	3,065
Tax effect	577	(2,062)	(709)
Unrealized holding gains (losses) arising during the period, net of taxes	(1,847)	6,516	2,356
Reclassification of amount realized through sale or call of securities	(5)	(3,226)	(61)
Tax effect	1	800	14
Reclassification of amount realized through sale or call of securities, net of taxes	(4)	(2,426)	(47)
Change in unrealized gains (losses) on securities, net of tax	(1,851)	4,090	2,309

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	5,255	782	—
Tax effect	(1,260)	(185)	—
Unrealized holding gains (losses) arising during the period, net of taxes	3,995	597	—
Reclassification of amount of (gains) losses recognized into income	93	34	—
Tax effect	(22)	(8)	—
Reclassification of amount of (gains) losses recognized into income, net of taxes	71	26	—
Change in unrealized gains (losses) on derivative financial instruments	4,066	623	—
Total other comprehensive income (loss)	2,215	4,713	2,309
Comprehensive income	$115,189	$68,737	$60,853
See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2021, 2020 and 2019
(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost	Retained Earnings
Balance, January 1, 2019	$—	26,949,936	$271	$469,341	104,063	$(2,288)	$170,486	$(1,203)	$636,607
Issuance of restricted stock awards	—	104,413	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,654	—	—	—	—	3,654
Forfeiture of restricted stock awards	—	(8,602)	—	257	8,602	(257)	—	—	—
Stock option exercises, net	—	5,230	—	—	—	—	—	—	—
Purchase of treasury stock	—	(2,086,016)	—	—	2,086,016	(64,524)	—	—	(64,524)
Net income	—	—	—	—	—	—	58,544	—	58,544
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,309	2,309
Balance, December 31, 2019	$—	24,964,961	$272	$473,251	2,198,681	$(67,069)	$229,030	$1,106	$636,590
Impact of adoption of ASU 2016-13	—	—	—	—	—	—	(1,770)	—	(1,770)
Issuance of common stock, net of issuance costs	—	630,268	7	13,935	—	—	—	—	13,942
Issuance of preferred stock, net of issuance costs	45,000	—	—	(2,636)	—	—	—	—	42,364
Issuance of restricted stock awards	—	138,417	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	4,618	—	—	—	—	4,618
Forfeiture of restricted stock awards	—	(6,067)	—	211	6,067	(211)	—	—	—
Stock option exercises, net	—	19,394	—	(227)	—	—	—	—	(227)
Purchase of treasury stock	—	(878,755)	—	—	878,755	(35,772)	—	—	(35,772)
Preferred stock dividends	—	—	—	—	—	—	(1,701)	—	(1,701)
Net income	—	—	—	—	—	—	64,024	—	64,024
Other comprehensive income (loss)	—	—	—	—	—	—	—	4,713	4,713
Balance, December 31, 2020	$45,000	24,868,218	$280	$489,151	3,083,503	$(103,052)	$289,583	$5,819	$726,781
Issuance of restricted stock awards	—	241,014	2	(2)	—	—	—	—	—
Stock based compensation	—	—	—	20,315	—	—	—	—	20,315
Forfeiture of restricted stock awards	—	(5,129)	—	450	5,129	(450)	—	—	—
Stock option exercises, net	—	59,844	1	576	—	—	—	—	577
Issuance of common stock pursuant to the employee stock purchase plan	—	9,101	—	449	—	—	—	—	449
Purchase of treasury stock	—	(14,169)	—	—	14,169	(1,241)	—	—	(1,241)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	112,974	—	112,974
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,215	2,215
Balance, December 31, 2021	$45,000	25,158,879	$283	$510,939	3,102,801	$(104,743)	$399,351	$8,034	$858,864
See accompanying notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019
(Dollar amounts in thousands, except per share amounts)

	2021	2020	2019
Cash flows from operating activities:
Net income	$112,974	$64,024	$58,544
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,037	10,720	8,135
Net accretion on loans	(9,289)	(10,711)	(5,568)
Amortization of subordinated notes issuance costs	1,224	182	116
Amortization of junior subordinated debentures	530	506	483
Net amortization on securities	(992)	(129)	205
Amortization of intangible assets	10,876	8,330	9,131
Deferred taxes	(5,832)	(2,080)	3,931
Credit loss expense (benefit)	(8,830)	38,329	7,942
Stock based compensation	20,315	4,618	3,654
Net (gains) losses on sale or call of securities	(5)	(3,226)	(61)
Net (gains) losses on equity securities	322	(389)	(393)
Origination of loans held for sale	(37,542)	(60,867)	(32,570)
Purchases of loans held for sale	(21,746)	(50,765)	(30,486)
Proceeds from sale of loans originated for sale	60,037	109,471	63,080
Net gains on sale of loans	(1,859)	(3,585)	(653)
Net (gains) losses on loans transferred to loans held for sale	(1,247)	770	(1,669)
Net OREO (gains) losses and valuation adjustments	347	616	(351)
Net change in operating leases	2,242	1,054	181
Gain on sale of subsidiary or division	—	(9,758)	—
Contingent consideration paid	—	(22,000)	—
(Increase) decrease in other assets	(8,684)	12,215	(14,991)
Increase (decrease) in other liabilities	12,081	10,002	3,790
Net cash provided by (used in) operating activities	136,959	97,327	72,450
Cash flows from investing activities:
Purchases of securities available for sale	(58,787)	(133,970)	(80,459)
Proceeds from sales of securities available for sale	—	70,198	40,617
Proceeds from maturities, calls, and pay downs of securities available for sale	99,152	96,768	129,382
Proceeds from maturities, calls, and pay downs of securities held to maturity	1,003	693	993
Purchases of loans held for investment	(94,314)	(324,892)	(129,428)
Proceeds from sale of loans	87,813	165,877	47,832
Net change in loans	153,946	(632,517)	(506,816)
Purchases of premises and equipment, net	(14,362)	(17,574)	(21,338)
Net proceeds from sale of OREO	1,253	2,111	2,762
(Purchases) redemptions of FHLB and other restricted stock, net	(3,395)	13,109	(3,917)
Proceeds from BOLI	2,273	—	—
Cash paid for acquisitions, net of cash acquired	(96,926)	(108,375)	—
Proceeds from sale of subsidiary or division, net	—	93,835	—
Net cash provided by (used in) investing activities	77,656	(774,737)	(520,372)

	2021	2020	2019
Cash flows from financing activities:
Net increase (decrease) in deposits	(69,921)	921,333	339,557
Increase (decrease) in customer repurchase agreements	(996)	1,066	(2,452)
Increase (decrease) in Federal Home Loan Bank advances	75,000	(325,000)	100,000
Proceeds from Paycheck Protection Program Liquidity Facility borrowings	226,630	231,370	—
Repayment of Paycheck Protection Program Liquidity Facility borrowings	(391,346)	(39,510)	—
Proceeds from issuance of subordinated notes, net	68,224	—	38,282
Repayment of subordinated notes	(50,000)	—	—
Issuance of common stock, net of issuance costs	—	—	—
Issuance of preferred stock, net of issuance costs	—	42,364	—
Stock option exercises	577	(227)	—
Proceeds from employee stock purchase plan common stock issuance	449	—	—
Purchase of treasury stock	(1,241)	(35,772)	(64,524)
Dividends on preferred stock	(3,206)	(1,701)	—
Net cash provided by (used in) financing activities	(145,830)	793,923	410,863
Net increase (decrease) in cash and cash equivalents	68,785	116,513	(37,059)
Cash and cash equivalents at beginning of period	314,393	197,880	234,939
Cash and cash equivalents at end of period	$383,178	$314,393	$197,880

	2021	2020	2019
Supplemental cash flow information:
Interest paid	$18,950	$41,743	$52,006
Income taxes paid, net	$40,004	$12,080	$17,748
Cash paid for operating lease liabilities	$2,296	$4,236	$4,196
Supplemental noncash disclosures:
Loans transferred to OREO	$692	$1,150	$3,360
Loans transferred to loans held for sale	$83,975	$185,823	$46,163
Assets transferred to assets held for sale	$—	$84,077	$—
Lease liabilities arising from obtaining right-of-use assets	$19,571	$1,777	$2,557
Indemnification reduction	$35,633	$—	$—

See accompanying notes to consolidated financial statements.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Triumph Bancorp, Inc. (collectively with its subsidiaries, “Triumph”, or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas, offering a diversified line of payments, factoring and banking services. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph CRA Holdings, LLC (“TCRA”), TBK Bank, SSB (“TBK Bank”), TBK Bank’s wholly owned factoring subsidiary Advance Business Capital LLC, which currently operates under the d/b/a of Triumph Business Capital (“TBC”), TBK Bank’s wholly owned subsidiary Triumph Insurance Group, Inc. (“TIG”). TriumphPay operates as a division of TBK Bank, SSB.
On June 30, 2020, the Company sold the assets of Triumph Premium Finance (“TPF”) and exited its premium finance line of business. TPF operated within the Company’s TBK Bank subsidiary.
See Note 2 – Business Combinations and Divestitures for additional information pertaining to the TPF sale and the impact of the transaction on the Company’s consolidated financial statements.
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
Risks and Uncertainties
COVID-19 has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While epidemiological and macroeconomic conditions have improved as of December 31, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capital and liquidity
The Company's reported and regulatory capital ratios could be adversely impacted by further credit loss expense.  The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt.  If the Company's capital deteriorates such that its subsidiary bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt. The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open to the Company, but rates for short-term funding can be volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company's net interest margin.  If a double-dip recession were to cause large numbers of the Company's deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.
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
Lending operations and accommodations to borrowers
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company executed a payment deferral program for its commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company deferred either the full loan payment or the principal component of the loan payment for a stated period of time. This deferral program expired on December 31, 2021. As of December 31, 2021, the Company’s balance sheet reflected 5 of these deferrals on outstanding loan balances of $31,896,000. In accordance with the CARES Act and March 2020 interagency guidance, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further; however, the volume of these future potential extensions is unknown. It is also possible that in spite of the Company's best efforts to assist its borrowers and achieve full collection of the Company's investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown. At December 31, 2021, 95% of the $31,896,000 COVID deferral balance was made up of one relationship.
While interest and fees continue to accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of December 31, 2021 the Company carries $124,000 of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers.
With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company has participated in assisting its customers with applications for resources through the program. PPP loans have two-year and five-year terms and earn interest at a 1% coupon. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  As of December 31, 2021, the Company carried 118 PPP loans representing a book value of $27,197,000. The Company recognized $7,263,000 and $4,570,000 in fees from the SBA on PPP loans during the years ended December 31, 2021 and 2020, respectively, and carried $841,000 of deferred fees on PPP loans at December 31, 2021. The remaining fees will be amortized and recognized over the remaining lives of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.

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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2021, 2020 and 2019.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses – Held to Maturity Securities
The allowance for credit losses on held to maturity securities is estimated on a collective basis by major security type. At December 31, 2021 and 2020, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
Accrued interest receivable is excluded from the estimate of credit losses.
Equity Securities
Equity securities are recorded at fair value, with unrealized gains and losses included in earnings. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method.
Loans Held for Sale
The Company elects the fair value option for recording 1-4 family residential mortgage loans and commercial loans held for sale. The fair value of loans held for sale is determined based on outstanding commitments from investors to purchase such loans or prevailing market rates. Increases or decreases in the fair value of loans held for sale, if any, are charged to earnings and are recorded in noninterest income in the consolidated statements of income. Gains and losses on sales of loans are based on the difference between the final selling price and the carrying value of the related loan sold.
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
Allowance for Credit Losses – Loans
The Company adopted the current expected credit loss model under Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts are reported in accordance with the incurred loss model under previously applicable US GAAP. The Company recorded a net reduction of retained earnings of $1,770,000 upon adoption. The transition adjustment included an increase in the allowance for credit losses on loans of $269,000, an increase in the allowance for credit losses on held to maturity debt securities of $126,000, and an increase in the allowance for credit losses on off-balance sheet credit exposures of $1,918,000, net of the corresponding increases in deferred tax assets of $543,000.

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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commercial — Commercial loans are loans for commercial, corporate and business purposes. The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment, agriculture operating loans and other business loans for working capital and operational purposes. Commercial loans are generally secured by accounts receivable, inventory and other business assets. Also included in commercial loans are our Paycheck Protection ("PPP") loans originated during 2020 and 2021.
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
Discounted Cash Flow Method
The Company uses the discounted cash flow method to estimate expected credit losses for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit), and consumer loan pools. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery tends to be less sensitive than other assumptions and such assumptions are based on historical internal data.
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
Collateral Dependent Financial Assets
Loans the Company has identified as collateral dependent that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets, the ACL is measured based on the difference between the fair value of the collateral plus other sources of repayment and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.
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
Paycheck Protection Program ("PPP")
With the passage of the PPP, the Company has actively participated in assisting its customers with applications for loans through the program.  Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our PPP loans, the Company did not carry an ACL on its PPP loans at December 31, 2021 and 2020.
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
Premises and Equipment
Land is carried at cost. Depreciable assets are stated at cost less accumulated depreciation. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Buildings and related components are generally depreciated using the straight-line method with useful lives ranging from five to forty years. Automobiles are depreciated using the straight-line method with five year useful lives, and the aircraft is depreciated using an accelerated method with a twenty year useful life. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from three to ten years.
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
The Company has made an accounting policy election to not apply the recognition requirements to short-term leases. The Company has also elected to use the practical expedient to make an accounting policy election for property leases to include both lease and non-lease components as a single component and account for it as a lease.
The Company’s leases are not complex; therefore there were no significant assumptions or judgements made as part of the determination of whether the contracts contained a lease, the allocation of consideration in the contracts between lease and non-lease components, and the determination of the discount rates for the leases.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. The Company evaluates goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. The Company’s annual goodwill impairment testing date is October 1.
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company will record an impairment charge based on that difference. Our annual goodwill impairment test did not identify any goodwill impairment for the years ended December 31, 2021, 2020 and 2019.
Identifiable Intangible Assets
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company's intangible assets primarily relate to core deposits, customer relationships and software. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value with a charge to amortization of intangible assets.
Software Developed for Internal Use
The Company capitalizes internal and external costs related to internal-use software during the application development stage, including consulting costs and compensation expenses related to employees who devote time to the development of the projects. The Company records capitalized software development costs in other assets in the Consolidated Balance Sheets. Costs incurred in preliminary stages of development activities and post implementation activities are expensed in the period incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the software is substantially complete and ready for its intended use, capitalization ceases and the asset is amortized straight line over its estimated useful life, which ranges between three and five years.
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
Derivative Financial Instruments
The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. At December 31, 2021 and 2020, the Company had one cash flow hedge position and no fair value or foreign currency hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Unrealized gains or losses are reported as other comprehensive income or loss.

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
In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2021 and 2020 estimated fair value for non-impaired loans and deposits are judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.
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
The Payments segment includes the operations of the TBK Bank's TriumphPay division, which is the payments network presentment, audit, and payment of over-the-road trucking invoices. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering freight brokers the ability to settle their invoices with us on an extended term following our payment to their carriers as an additional liquidity option for such freight brokers.
The corporate segment includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.
Prior to June 30, 2021, management determined that the Company had three reportable segments consisting of Banking, Factoring, and Corporate, and the Banking segment included the operations of TBK Bank and TriumphPay. On June 1, 2021, TriumphPay acquired HubTran, Inc., a cloud-based provider of automation software for the trucking industry’s back office (see Note 2 – Business Combinations and Divestitures for further disclosures regarding the acquisition of HubTran). The acquisition of HubTran allows TriumphPay to create a payments network for trucking; servicing brokers and factors. TriumphPay already offered tools and services to provide automation, mitigate fraud, and create back-office efficiency. Through the acquisition of HubTran, TriumphPay created additional value through building upon its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was an inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to a payments network for the trucking industry with a focus on fee revenue. In terms of total revenue, operating income (loss), and total assets, TriumphPay had historically been quantitatively immaterial; however, given the shift in strategy brought on by the acquisition of HubTran as well as management and chief operating decision maker focus on TriumphPay operations, management believes disclosing TriumphPay's operations through the Payments segment is qualitatively useful for readers of these financial statements. This change also brings the Company's reportable segments in line with its reporting units used for goodwill impairment evaluation. Prior to the acquisition of HubTran, the Payments reporting unit carried no goodwill. Prior period business segment disclosures have been revised as appropriate to reflect the current period change in reportable segments.
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
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides temporary optional relief for contracts modified as a result of reference rate reform meeting certain modification criteria, generally allowing an entity to account for contract modifications occurring due to reference rate reform as an event that does not require contract remeasurement or reassessment of a previous accounting determination at the modification date. The guidance also includes temporary optional expedients intended to provide relief from various hedge effectiveness requirements for hedging relationships affected by reference rate reform, provided certain criteria are met, and allows a one-time election to sell or transfer to either available-for-sale or trading any held-to-maturity ("HTM") debt securities that refer to an interest rate affected by reference rate reform and were classified as HTM prior to January 1, 2020. Additionally, in January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provided additional clarification that certain optional expedients and exceptions noted above apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. This guidance was effective upon issuance and can be applied prospectively, with certain exceptions, through December 31, 2022. The adoption of this ASU did not significantly impact our consolidated financial statements.
In November 2020, federal and state banking regulators issued the “Interagency Policy Statement on Reference Rates for Loans" to reiterate that a specific replacement rate for loans impacted by reference rate reform has not been endorsed and entities may utilize any replacement reference rate determined to be appropriate based on its funding model and customer needs. As discussed in the “Interagency Policy Statement on Reference Rates for Loans," fallback language should be included in lending contracts to provide for use of a robust fallback rate if the initial reference rate is discontinued. Additionally, federal banking regulators issued the "Interagency Statement on LIBOR Transition" acknowledging that the administrator of USD London Interbank Offered Rate (LIBOR) benchmarks has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the administrator of USD LIBOR benchmarks confirmed these dates and will cease publication of USD LIBOR tenors accordingly. As discussed in the "Interagency Statement on LIBOR Transition," regulators encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly, safe and sound LIBOR transition. The Company continues to monitor efforts and evaluate the impact of reference rate reform on its consolidated financial statements; however, the impact is not expected to be significant.
NOTE 2 — BUSINESS COMBINATIONS AND DIVESTITURES
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
The Company has recognized goodwill of $70,459,000, which included measurement period adjustments related to customary settlement adjustments and the finalization of the HubTran stub period tax return and its impact on the acquired deferred tax liability. Goodwill was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Payments segment. The goodwill in this acquisition resulted from expected synergies and progress in the development of a fully integrated open loop payments network for the transportation industry. The goodwill will not be deducted for tax purposes. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed as well as the deferred income taxes assumed have not yet been finalized.
The intangible assets recognized include a capitalized software intangible asset with an acquisition date fair value of $16,932,000 which will be amortized on a straight-line basis over its four year estimated useful life and two customer relationship intangible assets with a total acquisition date fair value of $10,360,000 which will be amortized utilizing an accelerated method over their eleven year estimated useful lives.
Revenue and earnings of HubTran since the acquisition date have not been disclosed as the acquired company was merged into the Company and separate financial information is not readily available.
Expenses related to the acquisition, including professional fees and other transaction costs, totaling $2,992,000 were recorded in noninterest expense in the consolidated statements of income during the year ended December 31, 2021.
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
The measurement period for this transaction remained open at the time the Agreement was executed and the Company has determined that there is a clear and direct link between the Agreement and the ARPA. Therefore, the terms of the Agreement have been incorporated into the Company's purchase accounting which has resulted in the elimination of the contingent consideration component of the ARPA, the recognition of a receivable due from Covenant as part of the consideration for the transaction, and an indemnification asset to reflect the modification of Covenant's indemnification obligations.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)	Initial Values Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values
Assets acquired:
Factored receivables	$107,524	$—	$107,524
Allowance for credit losses	(37,415)	—	(37,415)
Factored receivables, net of ACL	70,109	—	70,109
Intangible assets	3,500	—	3,500
Indemnification asset	30,959	—	30,959
Deferred income taxes	1,448	(59)	1,389
	106,016	(59)	105,957
Liabilities assumed:
Deposits	5,361	—	5,361
	5,361	—	5,361
Fair value of net assets acquired	$100,655	$(59)	$100,596
Consideration:
Cash paid	$108,375	$—	$108,375
Stock consideration	13,942	—	13,942
Receivable due from seller subsequent to liquidation of stock consideration	(17,196)	—	(17,196)
Total consideration	$105,121	$—	$105,121
Goodwill	$4,466	$59	$4,525
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
The indemnification asset was measured separately from the related covered portfolio. It is not contractually embedded in the covered portfolio nor is it transferable with the covered portfolio should the Company choose to dispose of the portfolio or a portion of the portfolio. The indemnification asset at the time of the TFS Acquisition had a fair value of $30,959,000, measured as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. These cash flows were discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The amount ultimately collected for this asset will be dependent upon the performance of the underlying covered portfolio, the passage of time, and Covenant's willingness and ability to make necessary payments. The terms of the Agreement are such that indemnification has no expiration date and the Company will continue to carry the indemnification asset until ultimate resolution of the covered portfolio. The Company has elected the fair value option for the indemnification asset. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The fair value of the indemnification asset was $4,786,000 and $36,225,000 at December 31, 2021 and 2020.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2021, new adverse developments with the largest of the three Over-Formula Advance clients caused the Company to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41,265,000; however, this net charge-off had no impact on credit loss expense for the year ended December 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed the Company for $35,633,000 of this charge-off by drawing on its secured line of credit. Given separate developments with the other two Over-Formula Advance clients, the Company reserved an additional $2,844,000 reflected in credit loss expense for the year ended December 31, 2021. The increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4,194,000 gain on the indemnification asset which was recorded through non-interest income during the year ended December 31, 2021. Covenant has subsequently paid down its secured line of credit with TBK in its entirety and carries no outstanding balance at December 31, 2021. At December 31, 2021, Covenant had remaining availability of $9,361,000 on its TBK line of credit available to cover our gross indemnification balance of up to $5,038,000.
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
NOTE 3 — SECURITIES
Equity Securities with Readily Determinable Fair Values
The Company held equity securities with fair values of $5,504,000 and $5,826,000 at December 31, 2021 and 2020, respectively. The gross realized and unrealized gains (losses) recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

(Dollars in thousands)	2021	2020	2019
Unrealized gains (losses) on equity securities still held at the reporting date	$(322)	$389	$393
Realized gains (losses) on equity securities sold during the period	—	—	—
	$(322)	$389	$393
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Available for sale securities:
Mortgage-backed securities, residential	$36,885	$720	$(156)	$—	$37,449
Asset-backed securities	6,763	2	(1)	—	6,764
State and municipal	26,309	516	—	—	26,825
CLO Securities	103,579	3,109	(54)	—	106,634
Corporate bonds	1,992	64	—	—	2,056
SBA pooled securities	2,536	162	—	—	2,698
Total available for sale securities	$178,064	$4,573	$(211)	$—	$182,426

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Held to maturity securities:
CLO securities	$7,029	$—	$(1,582)	$5,447
Allowance for credit losses	(2,082)
Total held to maturity securities, net of ACL	$4,947

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2020
Available for sale securities:
U.S. Government agency obligations	$14,942	$146	$—	$—	$15,088
Mortgage-backed securities, residential	26,547	1,139	(2)	—	27,684
Asset-backed securities	7,091	—	(52)	—	7,039
State and municipal	36,238	1,157	—	—	37,395
CLO Securities	118,128	4,335	(259)	—	122,204
Corporate bonds	11,373	205	(5)	—	11,573
SBA pooled securities	3,200	133	(6)	—	3,327
Total available for sale securities	$217,519	$7,115	$(324)	$—	$224,310

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Held to maturity securities:
CLO securities	$7,945	$—	$(2,095)	$5,850
Allowance for credit losses	(2,026)
Total held to maturity securities, net of ACL	$5,919
The amortized cost and estimated fair value of debt securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,907	$8,931	$—	$—
Due from one year to five years	2,860	2,907	—	—
Due from five years to ten years	62,607	64,885	7,029	5,447
Due after ten years	57,506	58,792	—	—
	131,880	135,515	7,029	5,447
Mortgage-backed securities, residential	36,885	37,449	—	—
Asset-backed securities	6,763	6,764	—	—
SBA pooled securities	2,536	2,698	—	—
	$178,064	$182,426	$7,029	$5,447

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

(Dollars in thousands)	2021	2020	2019
Proceeds	$—	$70,198	$40,617
Gross gains	—	3,233	133
Gross losses	—	(140)	(125)
Net gains and losses from calls of securities	5	133	53
Debt securities with a carrying amount of approximately $72,805,000 and $73,056,000 at December 31, 2021 and 2020, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $802,000 and $1,233,000 at December 31, 2021 and 2020, respectively, and was included in other assets in the Consolidated Balance Sheets.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Available for sale securities:
Mortgage-backed securities, residential	$20,386	$(155)	$6	$(1)	$20,392	$(156)
Asset-backed securities	37	—	4,999	(1)	5,036	(1)
State and municipal	30	—	—	—	30	—
CLO Securities	22,707	(54)	—	—	22,707	(54)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
Total available for sale securities	$43,160	$(209)	$5,005	$(2)	$48,165	$(211)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
Available for sale securities:
U.S. Government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities, residential	100	(1)	215	(1)	315	(2)
Asset-backed securities	129	—	6,911	(52)	7,040	(52)
State and municipal	—	—	—	—	—	—
CLO Securities	12,083	(93)	29,785	(166)	41,868	(259)
Corporate bonds	498	(5)	150	—	648	(5)
SBA pooled securities	889	(6)	29	—	918	(6)
Total available for sale securities	$13,699	$(105)	$37,090	$(219)	$50,789	$(324)
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, the Company had 17 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2021, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Year Ended December 31,
Held to Maturity CLO Securities	2021	2020	2019
Allowance for credit losses:
Beginning balance	$2,026	$—	$—
Impact of adopting ASC 326	—	126	—
Credit loss expense (benefit)	56	1,900	—
Allowance for credit losses ending balance	$2,082	$2,026	$—
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At December 31, 2021 and 2020, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. As of December 31, 2021, $5,612,000 of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	December 31, 2021	December 31, 2020
1-4 family residential	$712	$6,319
Commercial	6,618	18,227
Total loans held for sale	$7,330	$24,546

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Investment and Allowance for Credit Losses
The following table presents the amortized cost and unpaid principal for loans held for investment:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$632,775	$634,319	$(1,544)	$779,158	$782,614	$(3,456)
Construction, land development, land	123,464	123,643	(179)	219,647	220,021	(374)
1-4 family residential properties	123,115	123,443	(328)	157,147	157,731	(584)
Farmland	77,394	77,905	(511)	103,685	104,522	(837)
Commercial	1,430,429	1,440,542	(10,113)	1,562,957	1,579,841	(16,884)
Factored receivables	1,699,537	1,703,936	(4,399)	1,120,770	1,122,008	(1,238)
Consumer	10,885	10,883	2	15,838	15,863	(25)
Mortgage warehouse	769,973	769,973	—	1,037,574	1,037,574	—
Total	4,867,572	$4,884,644	$(17,072)	4,996,776	$5,020,174	$(23,398)
Allowance for credit losses	(42,213)			(95,739)
	$4,825,359			$4,901,037
The difference between the amortized cost and unpaid principal balance is primarily (1) premiums and discounts associated with acquired loans totaling $11,723,000 and $18,511,000 at December 31, 2021 and 2020, respectively, and (2) net deferred origination and factoring fees totaling $5,349,000 and $4,887,000 at December 31, 2021 and 2020, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $14,513,000 and $18,198,000 at December 31, 2021 and December 31, 2020, respectively, and was included in other assets in the Consolidated Balance Sheets.
As of December 31, 2021, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (21%), Colorado (15%), Illinois (15%), and Iowa (6%), make up 57% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2020, the states of Texas (22%), Colorado (17%), Illinois (12%), and Iowa (6%) made up 57% of the Company’s gross loans, excluding factored receivables.
A majority (91%) of the Company’s factored receivables, representing approximately 32% of the total loan portfolio as of December 31, 2021, are transportation receivables. At December 31, 2020, 90% of our factored receivables, representing approximately 20% of our total loan portfolio, were transportation receivables.
At December 31, 2021 and 2020, the Company had $254,970,000 and $145,892,000, respectively, of customer reserves associated with factored receivables which are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer and are periodically released to or withdrawn by customers. Customer reserves are reported as deposits in the consolidated balance sheets.
At December 31, 2021 and December 31, 2020 the balance of the Over-Formula Advance Portfolio included in factored receivables was $10,077,000 and $62,100,000, respectively.
As of December 31, 2021 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to the Company by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. In addition to commencing litigation against such customer, the Company has commenced litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to the Company. Based on the Company's legal analysis and discussions with counsel advising the Company on this matter, the Company continues to believe it is probable that it will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, the Company has not reserved for such balance as of December 31, 2021.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans with carrying amounts of $1,733,917,000 and $2,255,441,000 at December 31, 2021 and 2020, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and, beginning in 2020, to secure Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.
During the year ended December 31, 2021, loans with carrying amounts of $83,975,000 were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the year ended December 31, 2021, certain loans transferred to held for sale were sold resulting in proceeds of $87,813,000, and the Company recognized net gains on transfers and sales of loans, which were recorded as other noninterest income in the consolidated statements of income, of $1,247,000.
During the year ended December 31, 2020, loans with carrying amounts of $185,823,000 were transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans. During the year ended December 31, 2020, certain loans transferred to held for sale were sold resulting in proceeds of $165,877,000 and net losses on transfers and sales of loans, which were recorded as other noninterest income in the Consolidated Statements of Income, of $770,000.
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
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2021
Commercial real estate	$10,182	$(6,214)	$(17)	$10	$3,961
Construction, land development, land	3,418	(2,584)	(12)	5	827
1-4 family residential properties	1,225	(849)	(34)	126	468
Farmland	832	(270)	—	—	562
Commercial	22,040	(7,725)	(481)	651	14,485
Factored receivables	56,463	10,038	(46,043)	457	20,915
Consumer	542	(92)	(359)	135	226
Mortgage warehouse	1,037	(268)	—	—	769
	$95,739	$(7,964)	$(46,946)	$1,384	$42,213

(Dollars in thousands)	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Reclassification To Held For Sale	Impact of Adopting ASC 326	Ending Balance
Year ended December 31, 2020
Commercial real estate	$5,353	$3,607	$(320)	$170	$—	$—	$1,372	$10,182
Construction, land development, land	1,382	2,005	(23)	241	—	—	(187)	3,418
1-4 family residential properties	308	378	(27)	53	—	—	513	1,225
Farmland	670	(355)	—	80	—	—	437	832
Commercial	12,566	11,336	(2,344)	1,115	—	(449)	(184)	22,040
Factored receivables	7,657	16,079	(3,201)	143	37,415	—	(1,630)	56,463
Consumer	488	562	(573)	117	—	—	(52)	542
Mortgage warehouse	668	369	—	—	—	—	—	1,037
	$29,092	$33,981	$(6,488)	$1,919	$37,415	$(449)	$269	$95,739

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2019
Commercial real estate	$4,493	$1,163	$(304)	$1	$5,353
Construction, land development, land	1,134	234	(78)	92	1,382
1-4 family residential properties	317	71	(141)	61	308
Farmland	535	400	(265)	—	670
Commercial	12,865	2,580	(3,326)	447	12,566
Factored receivables	7,299	2,556	(2,494)	296	7,657
Consumer	615	583	(876)	166	488
Mortgage warehouse	313	355	—	—	668
	$27,571	$7,942	$(7,484)	$1,063	$29,092
The ACL was estimated using the current expected credit loss model. The primary reason for the decrease in required ACL during the year ended December 31, 2021 are net charge-offs on PCD Over-Formula Advances (classified as factored receivables) and improvement of the loss drivers that the Company forecasts to calculate expected losses during the period.
Management determined that the $62,200,000 in Over-Formula Advances and some smaller immaterial factored receivables obtained through the TFS Acquisition during the year ended December 31, 2020 had experienced more than insignificant credit deterioration since origination and thus deemed those Over-Formula Advances to be purchased credit deteriorated ("PCD"). The total remaining ACL on all acquired PCD Over-Formula Advances was approximately $10,077,000 at December 31, 2021 compared to $48,485,000 at December 31, 2020. The primary driver of the decrease in required ACL during the year ended December 31, 2021 was a net charge-off of $41,265,000 due from the largest acquired Over-Formula Advance client. This was partially offset by an additional $2,857,000 of reserve required across the two remaining Over-Formula Advance clients. As of December 31, 2021, the entire remaining acquired PCD Over-Formula Advance balance was fully reserved. See Note 2 – Business Combinations and Divestitures for further discussion of Over-Formula Advance activity.
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
For all DCF models at December 31, 2021, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from an independent third-party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2021, as compared to December 31, 2020, the Company forecasted lower national unemployment, lower one-year percentage change increase in national retail sales, higher one-year percentage change increase in the national home price index, and relatively flat one-year percentage change in national gross domestic product. For percentage changes in national retail sales, national home price index and national gross domestic product, the Company projected growth in the first projected quarter followed by some pullback the last three projected quarters resembling something closer to pre-COVID-19 levels albeit slightly more modest. Projected unemployment rates used by the Company are relatively stable over the four projected quarters at levels somewhat higher than pre-COVID-19 conditions.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2021, in addition to the impact of changes to the ACL on acquired PCD Over-Formula Advances previously discussed, changes in projected loss drivers and assumptions over the reasonable and supportable forecast period decreased the required ACL by $10,408,000. Further, the Company experienced a net reserve release of specific reserves on non-PCD loans. Changes in loan volume and mix during the year ended December 31, 2021 increased the required ACL slightly during the period. Non-PCD-related net charge-offs were $4,298,000 during the year ended December 31, 2021.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
December 31, 2021
Commercial real estate	$2,143	$—	$—	$155	$2,298	$283
Construction, land development, land	987	—	—	—	987	—
1-4 family residential	1,583	—	—	116	1,699	39
Farmland	1,803	—	126	116	2,045	—
Commercial	254	—	5,598	3,017	8,869	1,733
Factored receivables	—	42,863	—	—	42,863	12,640
Consumer	—	—	—	240	240	21
Mortgage warehouse	—	—	—	—	—	—
Total	$6,770	$42,863	$5,724	$3,644	$59,001	$14,716
At December 31, 2021 the balance of the Over-Formula Advance Portfolio included in factored receivables $10,077,000 and was fully reserved. At December 31, 2021 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2021
Commercial real estate	$1,021	$—	$16	$1,037	$631,738	$632,775	$—
Construction, land development, land	30	—	145	175	123,289	123,464	—
1-4 family residential properties	730	332	1,114	2,176	120,939	123,115	134
Farmland	378	154	977	1,509	75,885	77,394	—
Commercial	996	346	4,948	6,290	1,424,139	1,430,429	—
Factored receivables	70,109	18,302	39,134	127,545	1,571,992	1,699,537	39,134
Consumer	255	48	99	402	10,483	10,885	—
Mortgage warehouse	—	—	—	—	769,973	769,973	—
	$73,519	$19,182	$46,433	$139,134	$4,728,438	$4,867,572	$39,268

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2020
Commercial real estate	$1,512	$147	$7,623	$9,282	$769,876	$779,158	$—
Construction, land development, land	185	1,001	323	1,509	218,138	219,647	22
1-4 family residential properties	1,978	448	952	3,378	153,769	157,147	—
Farmland	407	1,000	300	1,707	101,978	103,685	—
Commercial	2,084	1,765	5,770	9,619	1,553,338	1,562,957	35
Factored receivables	33,377	28,506	72,717	134,600	986,170	1,120,770	72,717
Consumer	385	116	81	582	15,256	15,838	—
Mortgage warehouse	—	—	—	—	1,037,574	1,037,574	—
	$39,928	$32,983	$87,766	$160,677	$4,836,099	$4,996,776	$72,774
At December 31, 2021 and December 31, 2020, total past due Over-Formula Advances recorded in factored receivables was $10,077,000 and $62,100,000, respectively, all of which was considered past due 90 days or more. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition. At December 31, 2021 and December 31, 2020, the Misdirected Payments totaled $19,361,000 and $19,600,000, respectively. At December 31, 2021, the entire $19,361,000 balance of the Misdirected Payments was considered past due 90 days or more, and at December 31, 2020 approximately $6,000,000 was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets at December 31, 2021. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$2,025	$1,375	$9,945	$3,461
Construction, land development, land	964	964	2,294	1,199
1-4 family residential	1,683	1,582	1,848	1,651
Farmland	2,044	2,044	2,531	2,531
Commercial	8,078	3,910	17,202	4,891
Factored receivables	—	—	—	—
Consumer	240	159	253	188
Mortgage warehouse	—	—	—	—
	$15,034	$10,034	$34,073	$13,921
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Commercial real estate	$8	$438	$58
Construction, land development, land	—	1	44
1-4 family residential	3	32	12
Farmland	6	39	27
Commercial	36	86	32
Factored receivables	—	—	—
Consumer	3	2	3
Mortgage warehouse	—	—	—
	$56	$598	$176
There was no interest earned on nonaccrual loans during the years ended December 31, 2021, 2020, and 2019.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Nonaccrual loans(1)	$15,034	$34,073
Factored receivables greater than 90 days past due	29,057	13,927
Other nonperforming factored receivables(2)	1,428	10,029
Troubled debt restructurings accruing interest	765	3
	$46,284	$58,032
(1) Includes troubled debt restructurings of $3,912,000 and $13,321,000 at December 31, 2021 and 2020, respectively.
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of December 31, 2021 and 2020, based on the most recent analysis performed, the risk category of loans is as follows:

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate
Pass	$211,088	$249,652	$50,223	$25,930	$47,447	$37,290	$4,595	$—	$626,225
Classified	2,879	3,358	41	—	16	—	256	—	6,550
Total commercial real estate	$213,967	$253,010	$50,264	$25,930	$47,463	$37,290	$4,851	$—	$632,775

Construction, land development, land
Pass	$56,764	$33,756	$4,744	$23,696	$1,199	$994	$8	$—	$121,161
Classified	2,150	8	—	—	—	145	—	—	2,303
Total construction, land development, land	$58,914	$33,764	$4,744	$23,696	$1,199	$1,139	$8	$—	$123,464

1-4 family residential
Pass	$26,840	$15,195	$9,485	$6,526	$8,591	$22,151	$32,210	$318	$121,316
Classified	273	233	53	6	64	1,089	81	—	1,799
Total 1-4 family residential	$27,113	$15,428	$9,538	$6,532	$8,655	$23,240	$32,291	$318	$123,115

Farmland
Pass	$14,387	$13,396	$7,892	$8,040	$10,040	$19,792	$1,317	$241	$75,105
Classified	199	612	593	333	128	298	126	—	2,289
Total farmland	$14,586	$14,008	$8,485	$8,373	$10,168	$20,090	$1,443	$241	$77,394

Commercial
Pass	$466,254	$332,746	$77,010	$18,940	$15,032	$7,704	$490,159	$49	$1,407,894
Classified	9,317	6,858	5,088	558	56	456	202	—	22,535
Total commercial	$475,571	$339,604	$82,098	$19,498	$15,088	$8,160	$490,361	$49	$1,430,429

Factored receivables
Pass	$1,667,922	$—	$—	$—	$—	$—	$—	$—	$1,667,922

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classified	10,826	20,789	—	—	—	—	—	—	31,615
Total factored receivables	$1,678,748	$20,789	$—	$—	$—	$—	$—	$—	$1,699,537

Consumer
Pass	$3,252	$1,794	$669	$553	$2,424	$1,882	$70	$—	$10,644
Classified	5	—	—	12	119	105	—	—	241
Total consumer	$3,257	$1,794	$669	$565	$2,543	$1,987	$70	$—	$10,885

Mortgage warehouse
Pass	$769,973	$—	$—	$—	$—	$—	$—	$—	$769,973
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$769,973	$—	$—	$—	$—	$—	$—	$—	$769,973

Total loans
Pass	$3,216,480	$646,539	$150,023	$83,685	$84,733	$89,813	$528,359	$608	$4,800,240
Classified	25,649	31,858	5,775	909	383	2,093	665	—	67,332
Total loans	$3,242,129	$678,397	$155,798	$84,594	$85,116	$91,906	$529,024	$608	$4,867,572

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2020	2020	2019	2018	2017	2016	Prior
Commercial real estate
Pass	$271,406	$94,085	$62,075	$49,115	$27,921	$230,731	$27,666	$908	$763,907
Classified	10,298	2,239	133	1,367	664	550	—	—	15,251
Total commercial real estate	$281,704	$96,324	$62,208	$50,482	$28,585	$231,281	$27,666	$908	$779,158

Construction, land development, land
Pass	$72,149	$12,490	$11,829	$5,820	$8,946	$105,584	$12	$500	$217,330
Classified	2,031	34	—	—	—	252	—	—	2,317
Total construction, land development, land	$74,180	$12,524	$11,829	$5,820	$8,946	$105,836	$12	$500	$219,647

1-4 family residential
Pass	$58,300	$11,280	$11,425	$8,982	$4,400	$20,167	$35,326	$5,320	$155,200
Classified	1,473	149	137	23	11	49	105	—	1,947
Total 1-4 family residential	$59,773	$11,429	$11,562	$9,005	$4,411	$20,216	$35,431	$5,320	$157,147

Farmland
Pass	$37,212	$10,095	$7,388	$15,262	$7,908	$20,572	$1,421	$486	$100,344
Classified	994	407	403	—	22	590	925	—	3,341
Total farmland	$38,206	$10,502	$7,791	$15,262	$7,930	$21,162	$2,346	$486	$103,685

Commercial
Pass	$470,477	$162,203	$127,569	$94,154	$70,405	$181,312	$416,197	$11,396	$1,533,713
Classified	8,128	2,390	983	190	4,470	2,787	10,296	—	29,244
Total commercial	$478,605	$164,593	$128,552	$94,344	$74,875	$184,099	$426,493	$11,396	$1,562,957

Factored receivables
Pass	$1,081,316	$—	$—	$—	$—	$—	$—	$—	$1,081,316
Classified	39,454	—	—	—	—	—	—	—	39,454
Total factored receivables	$1,120,770	$—	$—	$—	$—	$—	$—	$—	$1,120,770

Consumer
Pass	$8,382	$2,251	$1,336	$1,258	$688	$1,594	$74	$—	$15,583
Classified	146	28	18	36	11	16	—	—	255
Total consumer	$8,528	$2,279	$1,354	$1,294	$699	$1,610	$74	$—	$15,838

Mortgage warehouse
Pass	$1,037,574	$—	$—	$—	$—	$—	$—	$—	$1,037,574
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$1,037,574	$—	$—	$—	$—	$—	$—	$—	$1,037,574

Total loans
Pass	$3,036,816	$292,404	$221,622	$174,591	$120,268	$559,960	$480,696	$18,610	$4,904,967
Classified	62,524	5,247	1,674	1,616	5,178	4,244	11,326	—	91,809
Total loans	$3,099,340	$297,651	$223,296	$176,207	$125,446	$564,204	$492,022	$18,610	$4,996,776
Troubled Debt Restructurings
The Company had a recorded investment in troubled debt restructurings of $4,677,000 and $13,324,000 as of December 31, 2021 and 2020, respectively. The Company had allocated specific allowances for these loans of $1,068,000 and $2,469,000 at December 31, 2021 and 2020, respectively, and had not committed to lend additional amounts.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the years ended December 31, 2021, 2020, and 2019. The Company did not grant principal reductions on any restructured loans.

(Dollars in thousands)	Extended Amortization Period	Payment Deferrals	Protective Advances	AB Note Restructure	Extended Maturity and Reduced Interest Rate	Total Modifications	Number of Loans
December 31, 2021
Commercial real estate	$—	$—	$741	$—	$—	$741	1
Commercial	—	697	—	—	—	697	2
	$—	$697	$741	$—	$—	$1,438	3

December 31, 2020
Commercial real estate	$—	$727	$—	$—	$—	$727	3
Construction, land development, land	8	981	—	—	—	989	2
1-4 family residential properties	—	171	—	—	—	171	1
Farmland	3,486	—	—	—	—	3,486	1
Commercial	4,714	9,877	—	—	—	14,591	22
	$8,208	$11,756	$—	$—	$—	$19,964	29

December 31, 2019
Commercial real estate	$—	$—	$—	$4,597	$—	$4,597	1
1-4 family residential properties	—	38	—	—	—	38	2
Commercial	1,762	115	—	—	593	2,470	11
	$1,762	$153	$—	$4,597	$593	$7,105	14
During the year ended December 31, 2021, the Company had three loans modified as a troubled debt restructuring with a recorded investment of $1,681,000 for which there was a payment default within twelve months following the modification. The payment defaults did not result in incremental allowance allocations or charge-offs. During the year ended December 31, 2020, the Company had one loan modified as troubled debt restructurings with a recorded investment of $5,741,000 for which there was a payment default within twelve months following the modification. There were three loans modified as troubled debt restructurings with a recorded investment of $680,000 during the year ended December 31, 2019 for which there was a payment default within twelve months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.
The following table summarizes the balance of loans modified for borrowers impacted by the COVID-19 pandemic.

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Total modifications	10,801	628,022

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These modifications primarily consisted of payment deferrals to assist customers. As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES act or Interagency Guidance, they are not considered troubled debt restructurings. The following table summarized the amortized cost of loans with payments currently in deferral and the accrued interest related to the loans with payments currently in deferral:

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable
December 31, 2021
Commercial real estate	$632,775	$30,212	4.8%	$116
Construction, land development, land	123,464	1,340	1.1%	5
1-4 family residential	123,115	—	—%	—
Farmland	77,394	338	0.4%	3
Commercial	1,430,429	—	—%	—
Factored receivables	1,699,537	—	—%	—
Consumer	10,885	6	0.1%	—
Mortgage warehouse	769,973	—	—%	—
Total	$4,867,572	$31,896	0.7%	$124

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

December 31, 2020
Commercial real estate	$779,158	$69,980	9.0%	$357
Construction, land development, land	219,647	18,821	8.6%	183
1-4 family residential	157,147	1,129	0.7%	15
Farmland	103,685	—	—%	—
Commercial	1,562,957	14,561	0.9%	166
Factored receivables	1,120,770	—	—%	—
Consumer	15,838	106	0.7%	5
Mortgage warehouse	1,037,574	—	—%	—
Total	$4,996,776	$104,597	2.1%	$726
Residential Real Estate Loans In Process of Foreclosure
At December 31, 2021 and 2020, the Company had $301,000 and $251,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 — OTHER REAL ESTATE OWNED
Other real estate owned activity was as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Beginning balance	$1,432	$3,009	$2,060
Loans transferred to OREO	692	1,150	3,360
Net OREO gains (losses) and valuation adjustments	(347)	(616)	351
Sales of OREO	(1,253)	(2,111)	(2,762)
Ending balance	$524	$1,432	$3,009

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — PREMISES AND EQUIPMENT
Premises and Equipment
Premises and equipment consisted of the following:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Land	$12,992	$12,992
Buildings	52,558	51,377
Leasehold improvements	35,235	25,203
Automobiles and aircraft	9,820	15,542
Furniture, fixtures and equipment	35,091	29,204
	145,696	134,318
Accumulated depreciation	(39,967)	(30,914)
	$105,729	$103,404
Depreciation expense was $12,037,000, $10,720,000 and $8,135,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
Leases
The Company leases certain premises and equipment under operating leases. At December 31, 2021 and 2020, the Company had lease liabilities totaling $35,828,000 and $19,148,000, respectively, and right-of-use assets totaling $32,826,000 and $18,118,000, respectively, related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the years ended December 31, 2021 and 2020, the weighted average remaining lease term for operating leases was 8.4 years and 7.2 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.0% and 3.2%, respectively.
Lease costs were as follows:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Operating lease cost	$4,538	$5,290	$4,377
Short-term lease cost	—	—	—
Variable lease cost	443	422	333
Total lease cost	$4,981	$5,712	$4,710
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2021. At December 31, 2021, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	December 31, 2021
Lease payments due:
Within one year	$5,066
After one but within two years	4,854
After two but within three years	4,580
After three but within four years	4,600
After four but within five years	4,440
After five years	15,410
Total undiscounted cash flows	38,950
Discount on cash flows	(3,122)
Total lease liability	$35,828
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Goodwill	$233,727	$163,209

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(31,800)	$11,778	$43,578	$(27,436)	$16,142
Software intangible asset	16,932	(2,469)	14,463	—	—	—
Other intangible assets	29,560	(12,672)	16,888	19,200	(8,629)	10,571
	$90,070	$(46,941)	$43,129	$62,778	$(36,065)	$26,713
The changes in goodwill and intangible assets by operating segment during the year are as follows:

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Total
Beginning balance	$123,882	$66,040	$—	$—	$189,922
Acquired goodwill	—	—	73,697	—	73,697
Acquired goodwill - measurement period adjustment	—	59	(3,238)	—	(3,179)
Acquired intangibles	—	—	27,292	—	27,292
Amortization of intangibles	(4,576)	(2,824)	(3,476)	—	(10,876)
Ending balance	$119,306	$63,275	$94,275	$—	$276,856

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Payments	Corporate	Total
Beginning balance	$129,272	$61,014	$—	$—	$190,286
Acquired goodwill	—	4,466	—	—	4,466
Acquired intangibles	—	3,500	—	—	3,500
Amortization of intangibles	(5,390)	(2,940)	—	—	(8,330)
Ending balance	$123,882	$66,040	$—	$—	$189,922

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
December 31, 2019	Banking	Factoring	Corporate	Total
Beginning balance	$135,477	$63,940	$—	$199,417
Amortization of intangibles	(6,205)	(2,926)	—	(9,131)
Ending balance	$129,272	$61,014	$—	$190,286
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company assesses goodwill for impairment at its reporting units that contain goodwill, Banking, Factoring, and Payments. A goodwill impairment test was performed on the Company's reporting units as of October 1, 2021. At the measurement date, these reporting units had positive equity and the Company elected to perform qualitative assessments to determine if it was more likely than not that the fair value of the reporting units exceeded their carrying values, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.
After performing an impairment test comparing the carrying value of intangible assets to the fair value of intangible assets during the years ended December 31, 2021, 2020 and 2019, it was determined that the fair value of the intangible assets exceeded their carrying amount and thus no intangible asset impairment was recorded.
Generally, material acquired intangible assets are being amortized utilizing an accelerated method over their estimated useful lives, which range from 4 to 11 years. The future amortization schedule for the Company’s intangible assets is as follows:

(Dollars in thousands)
2022	$11,922
2023	10,482
2024	9,159
2025	5,400
2026	2,480
Thereafter	3,686
$43,129
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
The following table presents the Company’s investment in WSI, allocated to the purchased common stock and the purchased warrants:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Common stock	$5,142	$5,037
Warrants	3,224	3,224
Total investment	$8,366	$8,261
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
The Company has made an accounting policy election to record its equity method earnings from the investment in WSI common stock on a one quarter lag. Equity method earnings from the investment were not material for the years ended December 31, 2021, 2020, and 2019.

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
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $4,947,000 and $5,919,000 at December 31, 2021 and 2020, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate interest-bearing deposits. The Company estimates that an additional $583,000 will be reclassified as a decrease in interest expense during 2022.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet.

	Derivative Assets
	As of December 31, 2021			As of	As of December 31, 2020
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value Total		Notional Amount	Balance Sheet Location	Fair Value Total
Derivatives designated as hedging instruments:
Interest rate swaps	$200,000	Other Assets	$6,164		$200,000	Other Assets	$816

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income:

	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax	Amount of Gain or (Loss) Recognized in OCI Included Component, net of tax	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
(Dollars in thousands)
Year Ended December 31, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$4,066	$4,066	Interest Expense	$93	$93

Year Ended December 31, 2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$623	$623	Interest Expense	$34	$34
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
As of December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was $0. As of December 31, 2021, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $6,157,000.
NOTE 11 — DEPOSITS
Deposits are summarized as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Noninterest-bearing demand	$1,925,370	$1,352,785
Interest-bearing demand	830,019	688,680
Individual retirement accounts	83,410	92,584
Money market	520,358	393,325
Savings	504,146	421,488
Certificates of deposit	533,206	790,844
Brokered time deposits	40,125	516,786
Other brokered deposits	210,045	460,108
Total deposits	$4,646,679	$4,716,600
At December 31, 2021, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered time deposits, are as follows:

(Dollars in thousands)	December 31, 2021
Within one year	$563,152
After one but within two years	75,030
After two but within three years	9,627
After three but within four years	4,439
After four but within five years	4,493
Total	$656,741

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Time deposits, including individual retirement accounts, certificates of deposit, and brokered time deposits, with individual balances of $250,000 and greater totaled $116,977,000 and $164,441,000 at December 31, 2021 and 2020, respectively.
NOTE 12 — BORROWINGS AND BORROWING CAPACITY
Customer Repurchase Agreements
Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Amount outstanding at end of the year	$2,103	$3,099
Weighted average interest rate at end of the year	0.03%	0.03%
Average daily balance during the year	$5,985	$6,716
Weighted average interest rate during the year	0.03%	0.03%
Maximum month-end balance during the year	$12,405	$14,192
Customer repurchase agreements are secured by pledged securities with carrying amounts as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Asset-backed securities	$4,999	$4,987
CLO securities	9,971	—
	$14,970	$4,987
FHLB Advances
FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Fixed Rate		Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
2022	$150,000	0.13%	$—	—
2027	—	—	30,000	0.27%
	$150,000	0.13%	$30,000	0.27%
Information concerning FHLB advances is summarized as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Amount outstanding at end of the year	$180,000	$105,000
Weighted average interest rate at end of the year	0.15%	0.17%
Average daily balance during the year	$37,671	$342,264
Weighted average interest rate during the year	0.24%	0.58%
Maximum month-end balance during the year	$180,000	$850,000

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s unused borrowing capacity with the FHLB is as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Borrowing capacity	$978,794	$1,351,542
Borrowings outstanding	180,000	105,000
Unused borrowing capacity	$798,794	$1,246,542
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
Information concerning borrowings under the PPPLF is summarized as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Amount outstanding at end of period	$27,144	$191,860
Weighted average interest rate at end of period	0.35%	0.35%
Average amount outstanding during the period	118,880	143,608
Weighted average interest rate during the period	0.35%	0.35%
Highest month end balance during the period	181,635	223,809
At December 31, 2021, scheduled maturities of PPPLF borrowings are as follows:

(Dollars in thousands)	December 31, 2021
Within one year	$2,872
After one but within two years	—
After two but within three years	—
After three but within four years	—
After four but within five years	24,272
After five years	—
Total	$27,144
At December 31, 2021 and 2020, the PPPLF borrowings were secured by PPP Loans totaling $27,144,000 and $191,860,000, respectively, and bear interest at a fixed rate of 0.35% annually.
Federal Funds Purchased
The Company had no federal funds purchased at December 31, 2021 and 2020. However, as of December 31, 2021, the Company had unsecured federal funds lines of credit with seven unaffiliated banks totaling $227,500,000.
Federal Reserve Bank Discount Window
The Company has entered into agreements with the Federal Reserve Bank of Dallas to borrow from its discount window. The Company had no Federal Reserve Bank discount window borrowings outstanding at December 31, 2021and 2020. At December 31, 2021, the Company had $501,293,000 of unused borrowing capacity from the Federal Reserve Bank discount window, to which the Company pledged loans with an outstanding balance of $727,261,000.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subordinated Notes
The following provides a summary of the Company’s subordinated notes:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$38,552	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	68,405	2031	3.500%	9/01/2026	Three Month SOFR(1) plus 2.860%	$1,776
	$109,500	$106,957
(1) Secured Overnight Financing Rate
The Subordinated Notes bear interest payable semi-annually in arrears to, but excluding the first repricing date, and thereafter payable quarterly in arrears at an annual floating rate. The Company may, at its option, beginning on the respective first repricing date and on any scheduled interest payment date thereafter, redeem the Subordinated Notes, in whole or in part, at a redemption price equal to the outstanding principal amount of the Subordinated Notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $106,957,000 and $87,509,000 carrying value of these obligations at December 31, 2021 and 2020, respectively, were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Subordinated Notes have been netted against the subordinated notes liability on the balance sheet. The debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.
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
Junior Subordinated Debentures
The following provides a summary of the Company’s junior subordinated debentures:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2021
National Bancshares Capital Trust II	$15,464	$13,350	September 2033	LIBOR + 3.00%	3.20%
National Bancshares Capital Trust III	17,526	13,188	July 2036	LIBOR + 1.64%	1.76%
ColoEast Capital Trust I	5,155	3,683	September 2035	LIBOR + 1.60%	1.82%
ColoEast Capital Trust II	6,700	4,784	March 2037	LIBOR + 1.79%	2.01%
Valley Bancorp Statutory Trust I	3,093	2,892	September 2032	LIBOR + 3.40%	3.62%
Valley Bancorp Statutory Trust II	3,093	2,705	July 2034	LIBOR + 2.75%	2.87%
	$51,031	$40,602
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
The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $40,602,000 and $40,072,000 was allowed in the calculation of Tier I regulatory capital as of December 31, 2021 and 2020, respectively.
NOTE 13 — EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company sponsors a 401(k) benefit plan that allows employee contributions up to the maximum tax-deferred limitations established by the Internal Revenue Code, which are matched by the Company equal to 100% of the first 4% of the compensation contributed. Expense related to the 401(k) matching contributions for the years ended December 31, 2021, 2020 and 2019 was $2,976,000, $2,519,000 and $2,306,000, respectively.
NOTE 14 — INCOME TAXES
Income tax expense consisted of the following:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Income tax expense:
Current	$37,812	$22,766	$12,971
Deferred	(5,832)	(2,080)	3,908
Change in valuation allowance for deferred tax asset	—	—	23
Income tax expense	$31,980	$20,686	$16,902
Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Tax provision computed at federal statutory rate	$30,440	$17,789	$15,844
Effect of:
State taxes, net	3,335	2,919	1,704
Stock-based compensation	(1,778)	(109)	(23)
Bank-owned life insurance	(332)	(121)	(114)
Tax exempt interest	(201)	(250)	(442)
Change in valuation allowance for deferred tax asset	—	—	23
Other	516	458	(90)
Income tax expense	$31,980	$20,686	$16,902

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in thousands)	2021	2020
Deferred tax assets
Federal net operating loss carryforwards	$7,231	$4,067
State net operating loss carryforwards	1,458	459
Stock-based compensation	5,742	1,799
Allowance for credit losses	11,341	24,317
Accrued liabilities	4,465	2,675
Lease liability	8,348	4,598
Other	707	446
Total deferred tax assets	39,292	38,361
Deferred tax liabilities
Goodwill and intangible assets	9,449	2,452
Fair value adjustment on junior subordinated debentures	2,324	2,449
Premises and equipment	4,786	10,767
Installment gain on sale of subsidiary	626	1,049
Lease right-of-use asset	7,598	4,172
Unrealized gain on securities available for sale	1,023	1,601
Derivative financial instruments	1,475	193
Indemnification asset	1,123	8,575
Acquired loan basis	525	184
Other	62	214
Total deferred tax liabilities	28,991	31,656
Net deferred tax asset before valuation allowance	10,301	6,705
Valuation allowance	(278)	(278)
Net deferred tax asset	$10,023	$6,427
The Company's federal and state net operating loss carryforwards as of December 31, 2021 were $34,433,000 and $24,157,000, respectively, which will expire at various dates from 2031 through 2035, with the exception of $16,268,000 of net operating loss carryforwards generated after 2017 that will not expire. The Company has a valuation allowance on certain net operating loss carryforwards that are not expected to be realized before expiration.
The Company's federal and state net operating loss carryforwards as of December 31, 2020 were $19,365,000 and $10,649,000, respectively.
An Internal Revenue Code Section 382 (“Section 382”) ownership change was triggered as part of previous acquisitions. A significant portion of the deferred tax asset relating to the Company's net operating loss carryforwards is subject to the annual limitation rules under Section 382. The utilization of tax carryforward attributes acquired from the EJ Financial Corp. (2010) acquisition is subject to an annual limitation of $341,000. The utilization of tax carryforward attributes acquired from the National Bancshares, Inc. (2013) acquisition is subject to an annual limitation of $2,040,000. The utilization of tax carryforward attributes acquired from HubTran, Inc. (2021) is subject to an annual limitation of $1,594,000.
The utilization of deferred tax assets related to the net operating loss and tax credit carryforwards acquired from the ColoEast (2016) stock acquisition are subject to an annual limitation of $1,906,000 under Section 382 rules.
At December 31, 2021 and 2020, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2018.
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$26,029	$523,483	$549,512	$43,406	$547,430	$590,836
Standby letters of credit	$11,090	$5,409	$16,499	$5,464	$8,429	$13,893
Commitments to purchase loans	$—	$108,423	$108,423	$—	$66,373	$66,373
Mortgage warehouse commitments	$—	$823,060	$823,060	$—	$417,722	$417,722
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. In the event of nonperformance by the customer, the Company has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The credit risk to the Company in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to its customers.
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At December 31, 2021 and 2020, the allowance for credit losses on off balance sheet credit exposures totaled $4,082,000 and $5,005,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Twelve Months Ended December 31,
(Dollars in thousands)	2021	2020	2019
Credit loss expense (benefit)	$(922)	$2,448	$99

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2019, credit loss expense for off balance sheet credit exposures was included in other noninterest expense on the Company’s consolidated statements of income.
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
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$37,449	$—	$37,449
Asset-backed securities	—	6,764	—	6,764
State and municipal	—	26,825	—	26,825
CLO Securities	—	106,634	—	106,634
Corporate bonds	—	2,056	—	2,056
SBA pooled securities	—	2,698	—	2,698
	$—	$182,426	$—	$182,426

Equity securities
Mutual fund	$5,504	$—	$—	$5,504

Loans held for sale	$—	$7,330	$—	$7,330

Indemnification asset	$—	$—	$4,786	$4,786

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$6,164	$—	$6,164

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
U.S. Government agency obligations	$—	$15,088	$—	$15,088
Mortgage-backed securities, residential	—	27,684	—	27,684
Asset-backed securities	—	7,039	—	7,039
State and municipal	—	37,395	—	37,395
CLO Securities	—	122,204	—	122,204
Corporate bonds	—	11,573	—	11,573
SBA pooled securities	—	3,327	—	3,327
	$—	$224,310	$—	$224,310

Equity securities
Mutual fund	$5,826	$—	$—	$5,826

Loans held for sale	$—	$24,546	$—	$24,546

Indemnification asset	$—	$—	$36,225	$36,225

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$816	$—	$816
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
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At December 31, 2021 and 2020, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were $5,038,000 and $39,200,000, respectively, and a discount rate of 5.0% and 8.8%, respectively, was applied to calculate the present value of the indemnification asset.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

(Dollars in thousands)	2021	2020	2019
Beginning balance	$36,225	$—	$—
Indemnification asset recognized in business combination	—	30,959	—
Change in fair value of indemnification asset recognized in earnings	4,194	5,266	—
Indemnification reduction	(35,633)	—	—
Ending balance	$4,786	$36,225	$—
There were no transfers between levels for the years ended December 31, 2021 and 2020.
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2021 and 2020.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$366	$366
1-4 family residential properties	—	—	61	61
Commercial	—	—	2,435	2,435
Factored receivables	—	—	30,224	30,224
Consumer	—	—	60	60
Other real estate owned (1):
Commercial real estate	—	—	7	7
Construction, land development, land	—	—	63	63
	$—	$—	$33,216	$33,216

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2020	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$5,107	$5,107
Construction, land development, land	—	—	824	824
1-4 family residential properties	—	—	—	—
Commercial	—	—	2,355	2,355
Factored receivables	—	—	41,065	41,065
Consumer	—	—	3	3
Other real estate owned (1):
Commercial real estate	—	—	273	273
1-4 family residential properties	—	—	114	114
Farmland	—	—	209	209
	$—	$—	$49,950	$49,950
(1) Represents the fair value of OREO that was adjusted subsequent to its initial classification as OREO.
As of December 31, 2021 and 2020, the only Level 3 assets with material unobservable inputs are associated with impaired loans and OREO.

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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis were as follows:

	December 31, 2021
	Carrying Amount	Fair Value Measurements Using			Total Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$383,178	$383,178	$—	$—	$383,178
Securities - held to maturity	4,947	—	—	5,447	5,447
Loans not previously presented, gross	4,834,426	142,962	—	4,685,058	4,828,020
FHLB and other restricted stock	10,146	N/A	N/A	N/A	N/A
Accrued interest receivable	15,319	15,319	—	—	15,319

Financial liabilities:
Deposits	4,646,679	—	4,646,552	—	4,646,552
Customer repurchase agreements	2,103	—	2,103	—	2,103
Federal Home Loan Bank advances	180,000	—	180,000	—	180,000
Paycheck Protection Program Liquidity Facility	27,144	—	27,144	—	27,144
Subordinated notes	106,957	—	110,045	—	110,045
Junior subordinated debentures	40,602	—	41,286	—	41,286
Accrued interest payable	1,951	1,951	—	—	1,951

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
Loans
Loans include loans held for investment, excluding collateral dependent loans previously described above. For variable rate loans that reprice frequently and have no significant changes in credit risk, excluding previously presented collateral dependent loans measured at fair value on a non-recurring basis, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses. The discount rates used to determine the fair value of loans use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. These loans are considered a Level 3 classification.
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
NOTE 18 — RELATED-PARTY TRANSACTIONS
In the ordinary course of business, we have granted loans to executive officers, directors, and their affiliates were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Beginning balance	$3,892	$39,651
New loans and advances	—	500
Repayments and sales	(3,892)	(786)
Effect of changes in composition of related parties	—	(35,473)
Ending balance	$—	$3,892
At December 31, 2021 and 2020, there were no loans to executive officers, directors, or their affiliates that were considered non-performing or potential problem loans.
Deposits from executive officers, directors, and their affiliates at December 31, 2021 and 2020 were $34,111,000 and $30,294,000, respectively.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2021, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2021, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2021 that management believes have changed TBK Bank’s category.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$769,475	14.1%	$436,582	8.0%	N/A	N/A
TBK Bank, SSB	$698,286	12.9%	$433,046	8.0%	$541,307	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$628,094	11.5%	$327,701	6.0%	N/A	N/A
TBK Bank, SSB	$665,336	12.3%	$324,554	6.0%	$432,739	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$542,492	9.9%	$246,587	4.5%	N/A	N/A
TBK Bank, SSB	$665,336	12.3%	$243,416	4.5%	$351,600	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$628,094	11.1%	$226,340	4.0%	N/A	N/A
TBK Bank, SSB	$665,336	11.8%	$225,538	4.0%	$281,922	5.0%

As of December 31, 2020
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$715,142	13.0%	$440,087	8.0%	N/A	N/A
TBK Bank, SSB	$653,359	12.1%	$431,973	8.0%	$539,966	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$581,580	10.6%	$329,196	6.0%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$323,223	6.0%	$430,964	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$496,508	9.0%	$248,254	4.5%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$242,417	4.5%	$350,158	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$581,580	10.8%	$215,400	4.0%	N/A	N/A
TBK Bank, SSB	$608,737	11.3%	$215,482	4.0%	$269,353	5.0%

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
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at December 31, 2021 and December 31, 2020. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At December 31, 2021, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 20 — STOCKHOLDERS’ EQUITY
The following summarizes the Company’s capital structure.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	December 31, 2021	December 31, 2020
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock

	December 31,
(Dollars in thousands, except per share amounts)	2021	2020
Shares authorized	50,000,000	50,000,000
Shares issued	28,261,680	27,951,721
Treasury shares	(3,102,801)	(3,083,503)
Shares outstanding	25,158,879	24,868,218
Par value per share	$0.01	$0.01
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
There were no stock repurchases made under stock repurchase programs during the year ended December 31, 2021.
NOTE 21 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $20,315,000, $4,618,000 and $3,654,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the year ended December 31, 2021 were as follows:

Nonvested RSAs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	205,536	$29.17
Granted	241,014	89.06
Vested	(78,017)	34.08
Forfeited	(5,129)	48.41
Nonvested at December 31, 2021	363,404	$67.56
RSAs granted to employees under the Omnibus Incentive Plan generally vest over three to four years, but vesting periods may vary. The fair value of shares vested during the years ended December 31, 2021, 2020 and 2019, totaled $6,604,000, $1,988,000, and $1,466,000, respectively. Compensation expense for RSAs will be recognized on an accelerated basis over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2021, there was $13,864,000 of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 3.23 years.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2021 were as follows:

Nonvested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	89,713	$33.34
Granted	32,757	103.36
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2021	122,470	$52.07
RSUs granted to employees under the Omnibus Incentive Plan vest after five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2021, there was $4,093,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 3.16 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2021 were as follows:

Nonvested Market Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	85,611	$35.65
Granted	13,520	98.03
Vested	—	—
Forfeited	(4,147)	55.02
Nonvested at December 31, 2021	94,984	$43.68
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
The fair value of the Market Based PSUs granted was determined using the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019
Grant date	May 1, 2021	May 1, 2020	May 1, 2019
Performance period	3.00 years	3.00 years	3.00 years
Stock price	$88.63	$26.25	$30.82
Triumph stock price volatility	51.71%	43.02%	28.29%
Risk-free rate	0.35%	0.25%	2.25%
Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation date.
As of December 31, 2021, there was $1,693,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 1.84 years.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2021 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	256,625	$37.56
Granted	9,000	88.63
Vested	—	—
Forfeited	(6,242)	38.02
Nonvested at December 31, 2021	259,383	$39.32
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
During the year ended December 31, 2021, the Company recognized $7,405,000 of stock based compensation expense related to Performance based PSUs, which represents a cumulative catch-up to cover two-thirds of the three year vesting period. As of December 31, 2021, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $12,991,000, and the remaining performance period over which the cost could be recognized was 1.00 year. No compensation cost was recorded during the year ended December 31, 2020.
Stock Options
A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the year ended December 31, 2021 were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2021	227,986	$25.16
Granted	16,939	88.63
Exercised	(78,170)	22.13
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2021	166,755	$33.34	6.43	$14,297

Fully vested shares and shares expected to vest at December 31, 2021	166,755	$33.34	6.43	$14,297

Shares exercisable at December 31, 2021	103,994	$25.64	5.43	$9,717

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information related to the stock options for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2021	2020	2019
Aggregate intrinsic value of options exercised	$5,304	$940	$155
Cash received from option exercises	$577	$—	$—
Tax benefit realized from option exercises	$1,114	$197	$33
Weighted average fair value of options granted (per share)	$35.37	$8.85	$10.03
Fair value of vested awards	$381	$471	$465
Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten years contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.
The fair value of the stock options granted was determined using the following weighted average assumptions:

	2021	2020	2019
Risk-free interest rate	1.16%	0.46%	2.33%
Expected term	6.25 years	6.25 years	6.25 years
Expected stock price volatility	39.26%	33.83%	27.46%
Dividend yield	—	—	—
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
As of December 31, 2021, there was $416,000 of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a remaining weighted average period of 2.77 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Triumph Bancorp, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. The first offering period commenced on February 1, 2021 and during the year ended December 31, 2021, 9,101 shares were issued under the plan.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The following tables present parent company only condensed financial information.
Condensed Parent Company Only Balance Sheets:

(Dollars in thousands)	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$64,530	$51,183
Securities - held to maturity	4,947	5,919
Investment in bank subsidiary	938,255	793,938
Investment in non-bank subsidiaries	894	4,592
Other assets	479	866
Total assets	$1,009,105	$856,498
LIABILITIES AND EQUITY
Subordinated notes	$106,957	$87,509
Junior subordinated debentures	40,602	40,072
Intercompany payables	128	178
Accrued expenses and other liabilities	2,554	1,958
Total liabilities	150,241	129,717
Stockholders' equity	858,864	726,781
Total liabilities and equity	$1,009,105	$856,498
Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest income	$100	$270	$1,163
Interest expense	(8,220)	(7,477)	(6,464)
Credit loss (expense) benefit	(56)	(1,899)	83
Other income	53	(20)	(187)
Salaries and employee benefits expense	(618)	(606)	(613)
Other expense	(2,379)	(2,376)	(2,069)
Income (loss) before income tax and income from subsidiaries	(11,120)	(12,108)	(8,087)
Income tax (expense) benefit	2,202	2,631	193
Dividends from subsidiaries and equity in undistributed subsidiary income	121,892	73,501	66,438
Net income	112,974	64,024	58,544
Dividends on preferred stock	(3,206)	(1,701)	—
Net income available to common stockholders	$109,768	$62,323	$58,544
Comprehensive income attributable to Parent	$115,189	$68,737	$60,853

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$112,974	$64,024	$58,544
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	(121,892)	(58,501)	(35,938)
Net accretion of securities	(87)	(221)	(923)
Amortization of junior subordinated debentures	530	506	483
Amortization of subordinated notes issuance costs	1,224	182	116
Stock based compensation	420	315	315
Credit loss expense (benefit)	56	1,900	—
Change in other assets	387	337	2,438
Change in accrued expenses and other liabilities	546	505	(4,771)
Net cash provided by (used in) operating activities	(5,842)	9,047	20,264
Cash flows from investing activities:
Investment in subsidiaries	3,383	146	—
Proceeds from maturities, calls, and pay downs of securities held to maturity	1,003	693	993
Net change in loans	—	719	9,193
Net cash provided by (used in) investing activities	4,386	1,558	10,186
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net	68,224	—	38,282
Repayment of subordinated notes	(50,000)	—	—
Issuance of common stock, net of issuance costs	—	—	—
Issuance of preferred stock, net of issuance costs	—	42,364	—
Dividends on preferred stock	(3,206)	(1,701)	—
Purchase of treasury stock	(1,241)	(35,772)	(64,524)
Stock option exercises	577	(227)	—
Proceeds from employee stock purchase plan common stock issuance	449	—	—
Net cash provided by (used in) financing activities	14,803	4,664	(26,242)
Net increase (decrease) in cash and cash equivalents	13,347	15,269	4,208
Cash and cash equivalents at beginning of period	51,183	35,914	31,706
Cash and cash equivalents at end of period	$64,530	$51,183	$35,914

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Basic
Net income to common stockholders	$109,768	$62,323	$58,544
Weighted average common shares outstanding	24,736,713	24,387,932	25,941,395
Basic earnings per common share	$4.44	$2.56	$2.26

Diluted
Net income to common stockholders	$109,768	$62,323	$58,544
Weighted average common shares outstanding	24,736,713	24,387,932	25,941,395
Dilutive effects of:
Assumed exercises of stock options	130,198	64,104	63,808
Restricted stock awards	170,276	86,498	47,242
Restricted stock units	76,049	25,978	3,441
Performance stock units - market based	136,199	51,304	4,119
Performance stock units - performance based	—	—	—
Employee stock purchase plan	2,617	—	—
Average shares and dilutive potential common shares	25,252,052	24,615,816	26,060,005
Diluted earnings per common share	$4.35	$2.53	$2.25
Shares that were not considered in computing diluted earnings per common share because they were antidilutive or have not met the thresholds to be considered in the dilutive calculation are as follows:

	Year Ended December 31,
	2021	2020	2019
Stock options	16,939	64,947	66,019
Restricted stock awards	8,463	—	—
Restricted stock units	15,000	—	—
Performance stock units - market based	—	—	55,228
Performance stock units - performance based	259,383	256,625	254,000
Employee stock purchase plan	—	—	—

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 — BUSINESS SEGMENT INFORMATION
The following presents the Company’s operating segments. The accounting policies of the segments are substantially the same as those described in Note 1 – Summary of Significant Accounting Policies. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments based on Federal Home Loan Bank advance rates. Credit loss expense is allocated based on the segment’s allowance for credit losses determination. Noninterest income and expense directly attributable to a segment are assigned to it and the majority of salaries and benefits expense for the Company's executive leadership team is allocated to the Banking segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC.

(Dollars in thousands)
Year Ended December 31, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$189,621	$185,741	$12,093	$100	$387,555
Intersegment interest allocations	10,389	(9,878)	(511)	—	—
Total interest expense	10,205	—	—	8,220	18,425
Net interest income (expense)	189,805	175,863	11,582	(8,120)	369,130
Credit loss expense (benefit)	(19,016)	9,691	438	57	(8,830)
Net interest income after credit loss expense	208,821	166,172	11,144	(8,177)	377,960
Noninterest income	33,447	13,005	7,451	598	54,501
Noninterest expense	169,114	74,768	39,769	3,856	287,507
Operating income (loss)	$73,154	$104,409	$(21,174)	$(11,435)	$144,954

(Dollars in thousands)
Year Ended December 31, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$207,978	$109,391	$4,474	$272	$322,115
Intersegment interest allocations	12,815	(12,371)	(444)	—	—
Total interest expense	29,910	—	—	7,477	37,387
Net interest income (expense)	190,883	97,020	4,030	(7,205)	284,728
Credit loss expense (benefit)	20,217	16,042	172	1,898	38,329
Net interest income after credit loss expense	170,666	80,978	3,858	(9,103)	246,399
Gain on sale of subsidiary or division	9,758	—	—	—	9,758
Other noninterest income	29,379	21,010	125	113	50,627
Noninterest expense	151,115	54,011	12,880	4,068	222,074
Operating income (loss)	$58,688	$47,977	$(8,897)	$(13,058)	$84,710

(Dollars in thousands)
Year Ended December 31, 2019	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$210,528	$98,247	$1,214	$1,164	$311,153
Intersegment interest allocations	11,510	(11,294)	(216)	—	—
Total interest expense	48,786	—	—	6,464	55,250
Net interest income (expense)	173,252	86,953	998	(5,300)	255,903
Credit loss expense (benefit)	5,465	2,486	68	(77)	7,942
Net interest income after credit loss expense	167,787	84,467	930	(5,223)	247,961
Noninterest income	26,825	4,727	49	(32)	31,569
Noninterest expense	141,900	51,780	6,720	3,684	204,084
Operating income (loss)	$52,712	$37,414	$(5,741)	$(8,939)	$75,446

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,568,826	$1,679,495	$293,212	$1,009,998	$(2,595,281)	$5,956,250
Gross loans	$4,444,136	$1,546,361	$153,176	$700	$(1,276,801)	$4,867,572

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,791,537	$1,121,704	$115,836	$861,967	$(1,955,253)	$5,935,791
Gross loans	$4,788,093	$1,036,548	$84,222	$800	$(912,887)	$4,996,776
NOTE 25 — SUBSEQUENT EVENTS
On February 7, 2022, the Company announced that its board of directors had authorized the Company to repurchase up to $50,000,000 of its outstanding common stock in open market transactions or through privately negotiated transactions at the Company’s discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. The repurchase program is authorized for a period of up to one year and does not require the Company to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion. The Company has not yet made any repurchases under this program.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management has excluded the operations of HubTran, Inc., acquired during 2021, which is described in Note 2 of the consolidated financial statements of the Company included in this Annual Report on Form 10-K, from the scope of this assessment. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.
Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021. Their report is included in Part IV, Item 15. Exhibits, Financial Statement Schedules under the heading “Report of Independent Registered Public Accounting Firm.”
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of this Report.
1., 2.Financial Statements and Schedules
The following financial statements of Triumph Bancorp, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Report of Independent Registered Public Accounting Firm (Crowe LLP, Dallas, TX, Firm ID: 173)
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated Statements of Income for the Years Ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020, and 2019
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019
•Notes to Consolidated Financial Statements
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

4.8
Third Supplemental Indenture, dated as of August 26, 2021, by and between Triumph Bancorp, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on August 26, 2021.

4.9
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

10.19
Form of Subordinated Note Purchase Agreement, dated as of August 26, 2021, by and among Triumph Bancorp, Inc. and the Purchasers, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 26, 2021*

10.20
Form of Registration Rights Agreement, dated as of August 26, 2021, by and among Triumph Bancorp, Inc. and the Purchasers, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 26, 2021.

10.21†	Employment Agreement between Triumph Bancorp, Inc. and W. Bradley Voss, dated September 1, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 1, 2021.

10.22†	Consulting Agreement between Triumph Bancorp, Inc. and R. Bryce Fowler, dated September 1, 2021, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 1, 2021.

14.1	Corporate Code of Ethics.

21.1	Subsidiaries of Triumph Bancorp, Inc.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIUMPH BANCORP, INC.
(Registrant)

Date:	February 14, 2022	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	February 14, 2022	/s/ W. Bradley Voss
W. Bradley Voss
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Aaron P. Graft	Director and President and Chief Executive Officer	February 14, 2022
Aaron P. Graft	(Principal Executive Officer)
/s/W. Bradley Voss	Executive Vice President and Chief Financial Officer	February 14, 2022
W. Bradley Voss	(Principal Financial and Accounting Officer)
/s/Carlos M. Sepulveda, Jr.	Director and Chairman	February 14, 2022
Carlos M. Sepulveda, Jr.

/s/Charles A. Anderson	Director	February 14, 2022
Charles A. Anderson

/s/Harrison Barnes	Director	February 14, 2022
Harrison Barnes

/s/Debra Bradford	Director	February 14, 2022
Debra Bradford

/s/Richard Davis	Director	February 14, 2022
Richard Davis

/s/Laura Easley	Director	February 14, 2022
Laura Easley

/s/Maribess L. Miller	Director	February 14, 2022
Maribess L. Miller

/s/Fred Perpall	Director	February 14, 2022
Fred Perpall

/s/Michael P. Rafferty	Director	February 14, 2022
Michael P. Rafferty

/s/C. Todd Sparks	Director	February 14, 2022
C. Todd Sparks