Form 10-Q
period 2022-03-31
Triumph Bancorp, Inc.
filed 2022-04-20
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Common Stock — $0.01 par value, 25,158,942 shares, as of April 18, 2022.
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

TRIUMPH BANCORP, INC.
FORM 10-Q
March 31, 2022
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2022 and December 31, 2021
(Dollar amounts in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$67,622	$122,929
Interest bearing deposits with other banks	346,082	260,249
Total cash and cash equivalents	413,704	383,178
Securities - equity investments	5,085	5,504
Securities - available for sale	191,440	182,426
Securities - held to maturity, net of allowance for credit losses of $2,455 and $2,082, respectively, fair value of $5,727 and $5,447, respectively	4,404	4,947
Loans held for sale	607	7,330
Loans, net of allowance for credit losses of $41,553 and $42,213, respectively	4,682,525	4,825,359
Assets held for sale	260,085	—
Federal Home Loan Bank and other restricted stock, at cost	12,196	10,146
Premises and equipment, net	91,725	105,729
Other real estate owned, net	383	524
Goodwill	230,492	233,727
Intangible assets, net	38,627	43,129
Bank-owned life insurance	41,141	40,993
Deferred tax asset, net	10,174	10,023
Indemnification asset	4,582	4,786
Other assets	89,264	98,449
Total assets	$6,076,434	$5,956,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$1,859,376	$1,925,370
Interest bearing	2,472,410	2,721,309
Total deposits	4,331,786	4,646,679
Deposits held for sale	377,698	—
Customer repurchase agreements	2,868	2,103
Federal Home Loan Bank advances	230,000	180,000
Paycheck Protection Program Liquidity Facility	—	27,144
Subordinated notes	107,169	106,957
Junior subordinated debentures	40,737	40,602
Other liabilities	99,511	93,901
Total liabilities	5,189,769	5,097,386
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred stock	45,000	45,000
Common stock, 25,161,690 and 25,158,879 shares outstanding, respectively	283	283
Additional paid-in-capital	516,551	510,939
Treasury stock, at cost	(106,105)	(104,743)
Retained earnings	422,879	399,351
Accumulated other comprehensive income (loss)	8,057	8,034
Total stockholders’ equity	886,665	858,864
Total liabilities and stockholders' equity	$6,076,434	$5,956,250
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2022 and 2021
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$40,847	$48,706
Factored receivables, including fees	61,206	37,795
Securities	1,178	1,650
FHLB and other restricted stock	76	76
Cash deposits	128	126
Total interest income	103,435	88,353
Interest expense:
Deposits	1,561	3,372
Subordinated notes	1,299	1,349
Junior subordinated debentures	454	442
Other borrowings	42	170
Total interest expense	3,356	5,333
Net interest income	100,079	83,020
Credit loss expense (benefit)	501	(7,845)
Net interest income after credit loss expense (benefit)	99,578	90,865
Noninterest income:
Service charges on deposits	1,963	1,787
Card income	2,011	1,972
Net OREO gains (losses) and valuation adjustments	(132)	(80)
Fee income	5,703	2,249
Insurance commissions	1,672	1,486
Other	(96)	6,877
Total noninterest income	11,121	14,291
Noninterest expense:
Salaries and employee benefits	46,284	35,980
Occupancy, furniture and equipment	6,436	5,779
FDIC insurance and other regulatory assessments	411	977
Professional fees	3,659	2,545
Amortization of intangible assets	3,108	1,975
Advertising and promotion	1,202	890
Communications and technology	9,112	5,900
Other	8,352	6,846
Total noninterest expense	78,564	60,892
Net income before income tax expense	32,135	44,264
Income tax expense	7,806	10,341
Net income	$24,329	$33,923
Dividends on preferred stock	(801)	(801)
Net income available to common stockholders	$23,528	$33,122
Earnings per common share
Basic	$0.95	$1.34
Diluted	$0.93	$1.32
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$24,329	$33,923
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(2,901)	(315)
Tax effect	690	63
Unrealized holding gains (losses) arising during the period, net of taxes	(2,211)	(252)
Reclassification of amount realized through sale or call of securities	—	—
Tax effect	—	—
Reclassification of amount realized through sale or call of securities, net of taxes	—	—
Change in unrealized gains (losses) on securities, net of tax	(2,211)	(252)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	3,152	3,663
Tax effect	(754)	(869)
Unrealized holding gains (losses) arising during the period, net of taxes	2,398	2,794
Reclassification of amount of (gains) losses recognized into income	(217)	23
Tax effect	53	(5)
Reclassification of amount of (gains) losses recognized into income, net of taxes	(164)	18
Change in unrealized gains (losses) on derivative financial instruments	2,234	2,812

Total other comprehensive income (loss)	23	2,560
Comprehensive income	$24,352	$36,483
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2022	$45,000	25,158,879	$283	$510,939	3,102,801	$(104,743)	$399,351	$8,034	$858,864
Issuance of restricted stock awards	—	5,502	—	—	—	—	—	—	—
Stock option exercises, net	—	2,021	—	(74)	—	—	—	—	(74)
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	10,585	—	688	—	—	—	—	688
Stock based compensation	—	—	—	4,952	—	—	—	—	4,952
Forfeiture of restricted stock awards	—	(487)	—	46	487	(46)	—	—	—
Purchase of treasury stock	—	(14,810)	—	—	14,810	(1,316)	—	—	(1,316)
Dividends declared	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	24,329	—	24,329
Other comprehensive income (loss)	—	—	—	—	—	—	—	23	23
Balance, March 31, 2022	$45,000	25,161,690	$283	$516,551	3,118,098	$(106,105)	$422,879	$8,057	886,665

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2021	$45,000	24,868,218	$280	$489,151	3,083,503	$(103,052)	$289,583	$5,819	$726,781
Issuance of restricted stock awards	—	4,613	—	—	—	—	—	—	—
Stock option exercises, net	—	10,205	—	191	—	—	—	—	191
Stock based compensation	—	—	—	1,350	—	—	—	—	1,350
Forfeiture of restricted stock awards	—	(107)	—	7	107	(7)	—	—	—
Dividends declared	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	33,923	—	33,923
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,560	2,560
Balance, March 31, 2021	$45,000	24,882,929	$280	$490,699	3,083,610	$(103,059)	$322,705	$8,379	$764,004
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$24,329	$33,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,950	2,927
Net accretion on loans	(1,536)	(3,501)
Amortization of subordinated notes issuance costs	212	55
Amortization of junior subordinated debentures	135	129
Net (accretion) amortization on securities	(242)	350
Amortization of intangible assets	3,108	1,975
Deferred taxes	(127)	4,296
Credit Loss Expense (benefit)	501	(7,845)
Stock based compensation	4,952	1,350
Net (gains) losses on equity securities	419	—
Net OREO (gains) losses and valuation adjustments	132	80
Origination of loans held for sale	(4,300)	(15,143)
Purchases of loans held for sale	—	(13,148)
Proceeds from sale of loans originated or purchased for sale	3,874	25,253
Net (gains) losses on sale of loans	(78)	(516)
Net (gains) losses on transfer of loans to loans held for sale	144	(1,053)
Net change in operating leases	(19)	46
(Increase) decrease in other assets	9,121	(8,741)
Increase (decrease) in other liabilities	7,550	1,219
Net cash provided by (used in) operating activities	51,125	21,656
Cash flows from investing activities:
Purchases of securities available for sale	(29,131)	—
Proceeds from maturities, calls, and pay downs of securities available for sale	17,415	21,945
Proceeds from maturities, calls, and pay downs of securities held to maturity	213	258
Purchases of loans held for investment	(38,113)	(27,933)
Proceeds from sale of loans	7,444	20,406
Net change in loans	(58,730)	(76,116)
Purchases of premises and equipment, net	(2,579)	(4,913)
Net proceeds from sale of OREO	9	211
(Purchases) redemptions of FHLB and other restricted stock, net	(2,050)	(3,056)
Net cash provided by (used in) investing activities	(105,522)	(69,198)
Cash flows from financing activities:
Net increase (decrease) in deposits	62,805	73,065
Increase (decrease) in customer repurchase agreements	765	(431)
Increase (decrease) in Federal Home Loan Bank advances	50,000	75,000
Proceeds from Paycheck Protection Program Liquidity Facility borrowings	—	146,333
Repayment of Paycheck Protection Program Liquidity Facility borrowings	(27,144)	(179,397)
Preferred dividends	(801)	(801)
Stock option exercises	(74)	191
Proceeds from employee stock purchase plan common stock issuance	688	—
Purchase of treasury stock	(1,316)	—
Net cash provided by (used in) financing activities	84,923	113,960
Net increase (decrease) in cash and cash equivalents	30,526	66,418
Cash and cash equivalents at beginning of period	383,178	314,393
Cash and cash equivalents at end of period	413,704	380,811
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Interest paid	$3,405	$6,364
Income taxes paid, net	$70	$(127)
Cash paid for operating lease liabilities	$1,192	$1,095
Supplemental noncash disclosures:
Loans transferred to OREO	$—	$280
Loans held for investment transferred to loans held for sale	$1,932	$27,407
Assets transferred to assets held for sale	$260,085	$—
Deposits transferred to deposits held for sale	$377,698	$—
Lease liabilities arising from obtaining right-of-use assets	$—	$9,816
Securities available for sale purchased, not settled	$—	$3,000

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Triumph Bancorp, Inc. (collectively with its subsidiaries, “Triumph”, or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas offering a diversified line of payments, factoring and banking services. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph CRA Holdings, LLC (“TCRA”), TBK Bank, SSB (“TBK Bank”), TBK Bank’s wholly owned subsidiary Advance Business Capital LLC, which currently operates under the d/b/a of Triumph Business Capital (“TBC”), and TBK Bank’s wholly owned subsidiary Triumph Insurance Group, Inc. (“TIG”). TriumphPay operates as a division of TBK Bank, SSB.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
The Payments segment includes the operations of the TBK Bank's TriumphPay division, which is the payments network for presentment, audit, and payment of over-the-road trucking invoices. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a carrier a QuickPay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering freight brokers the ability to settle their invoices with us on an extended term following our payment to their carriers as an additional liquidity option for such freight brokers.
The Corporate segment includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to June 30, 2021, management determined that the Company had three reportable segments consisting of Banking, Factoring, and Corporate, and the Banking segment included the operations of TBK Bank and TriumphPay. On June 1, 2021, TriumphPay acquired HubTran, Inc., a cloud-based provider of automation software for the trucking industry’s back office (see Note 2 – Acquisitions and Divestitures for further disclosures regarding the acquisition of HubTran). The acquisition of HubTran allows TriumphPay to create a payments network for trucking; servicing brokers and factors. TriumphPay already offered tools and services to provide automation, mitigate fraud, and create back-office efficiency. Through the acquisition of HubTran, TriumphPay created additional value through building upon its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was an inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to a payments network for the trucking industry with a focus on fee revenue. In terms of total revenue, operating income (loss), and total assets, TriumphPay had historically been quantitatively immaterial; however, given the shift in strategy brought on by the acquisition of HubTran as well as management and chief operating decision maker focus on TriumphPay operations, management believes disclosing TriumphPay's operations through the Payments segment is qualitatively useful for readers of these financial statements. This change also brings the Company's reportable segments in line with its reporting units used for goodwill impairment evaluation. Prior to the acquisition of HubTran, the Payments reporting unit carried no goodwill. Prior period business segment disclosures have been revised as appropriate to reflect the current period change in reportable segments.
Risks and Uncertainties
COVID-19 has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While epidemiological and macroeconomic conditions have improved as of March 31, 2022, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.
Allowance for credit losses
Improving conditions around COVID-19 had an impact on our allowance for credit losses ("ACL") throughout the prior year as we experienced a decline in required reserves over that period. Pertaining to our March 31, 2022 financial condition and year to date results of operations, COVID-19 had little impact on required ACL levels. We have not yet experienced material charge-offs related to COVID-19. Our ACL calculation, and resulting provision for credit losses, are significantly impacted by changes in forecasted economic conditions. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required ACL and record additional credit loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
Capital and liquidity
As of March 31, 2022, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an economic recession brought about by a resurgence in COVID-19 and/or resulting impacts of efforts used to curtail its spread, our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.
We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding can be volatile. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
Credit
While all industries experienced adverse impacts as a result of COVID-19 virus, we had no material exposure (on balance sheet loans and commitments to lend greater than 5% of the loan portfolio) to loan categories that management considered to be "at-risk" of significant impact as of March 31, 2022.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Newly Issued, But Not Yet Effective Accounting Standards
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, "Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures" ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings ("TDRs") in ASC 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the current expected credit loss ("CECL") model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13"). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost".
ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.
NOTE 2 – ACQUISITIONS AND DIVESTITURES
Factored Receivable Disposal Group
During the quarter ended March 31, 2022, the Company made the decision to sell a portfolio of non-transportation factored receivables and their related customer reserves, (the "Factored Receivable Disposal Group"). As a result, the Factored Receivable Disposal Group was classified as assets and deposits held for sale on the unaudited March 31, 2022 Consolidated Balance Sheet. The fair value of the Factored Receivable Disposal Group exceeded the Company’s corresponding cost basis and thus, the Factored Receivable Disposal Group was classified as held for sale at cost with no impact to earnings except for the reversal of the allowance for credit loss associated with the factored receivables discussed below.
A summary of the carrying amount of the assets and liabilities in the Factored Receivable Disposal Group transferred to held for sale is as follows:

(Dollars in thousands)
Factored receivables	$80,819
Assets held for sale	$80,819

Customer reserve noninterest bearing deposits	$10,434
Deposits held for sale	$10,434
The Company reversed $415,000 of allowance for credit losses on loans during the quarter ended March 31, 2022 when the factored receivables were transferred to assets held for sale. Factored receivables in the Factored Receivable Disposal Group with a recorded investment of $4,899,000 and $1,962,000 were past due 30-59 days and past due 60-90 days, respectively, and factored receivables with a recorded investment of $767,000 were past due 90 days or more and considered nonperforming assets at March 31, 2022. The Factored Receivable Disposal Group is included in the Factoring segment.
Branch Disposal Group
During the quarter ended March 31, 2022, the Company made the decision to sell 15 branches primarily located in rural eastern Colorado and western Kansas (the “Branch Disposal Group”). The gross assets and deposits of the Branch Disposal Group were classified as held for sale on the unaudited March 31, 2022 Consolidated Balance Sheet. The fair value of the Branch Disposal Group exceeded the Company’s corresponding cost basis and thus, the Branch Disposal Group was classified as held for sale at cost with no impact to earnings except for the reversal of the allowance for credit loss associated with the branch loans discussed below.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the carrying amount of the assets and liabilities in the Branch Disposal Group transferred to held for sale is as follows:

(Dollars in thousands)
Loans
Commercial real estate	$31,752
Construction, land development, land	1,112
1-4 family residential	12,908
Farmland	56,320
Commercial	56,245
Consumer	832
Total loans	159,169
Goodwill	3,217
Intangible assets	1,394
Premises and equipment, net	13,633
Other assets	1,853
Assets held for sale	$179,266

Deposits
Noninterest bearing	$102,950
Interest bearing	264,314
Total deposits held for sale	$367,264
The Company reversed $971,000 of allowance for credit losses on loans during the quarter ended March 31, 2022 when the loans in the Branch Disposal Group were transferred to assets held for sale. Past due loan balances in the Branch Disposal Group were insignificant at March 31, 2022. The Branch Disposal Group is included in the Banking segment.
HubTran Inc.
On June 1, 2021, the Company, through TriumphPay, a division of the Company's wholly-owned subsidiary TBK Bank, SSB, acquired HubTran, Inc. ("HubTran"), a cloud-based provider of automation software for the trucking industry's back-office.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the estimated fair values of assets acquired, liabilities assumed, consideration transferred, and the resulting goodwill is as follows:

(Dollars in thousands)	Initial Values	Measurement Period Adjustments	Adjusted Values
Assets acquired:
Cash	$170	$—	$170
Intangible assets - capitalized software	16,932	—	16,932
Intangible assets - customer relationship	10,360	—	10,360
Other assets	1,546	24	1,570
	29,008	24	29,032
Liabilities assumed:
Deferred income taxes	4,703	(3,248)	1,455
Other liabilities	906	16	922
	5,609	(3,232)	2,377
Fair value of net assets acquired	$23,399	$3,256	$26,655
Consideration:
Cash paid	$97,096	$—	$97,096
Goodwill	$73,697	$(3,256)	$70,441
The Company has recognized goodwill of $70,441,000, which included measurement period adjustments related to customary settlement adjustments and the finalization of the HubTran stub period tax return and its impact on the acquired deferred tax liability. Goodwill was calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired and was allocated to the Company’s Payments segment. The goodwill in this acquisition resulted from expected synergies and progress in the development of a fully integrated open loop payments network for the transportation industry. The goodwill will not be deducted for tax purposes. The initial accounting for the acquisition has not been completed because the fair values of the assets acquired and liabilities assumed have not yet been finalized.
The intangible assets recognized include a capitalized software intangible asset with an acquisition date fair value of $16,932,000 which will be amortized on a straight-line basis over its four year estimated useful life and customer relationship intangible assets with an acquisition date fair value of $10,360,000 which will be amortized utilizing an accelerated method over their eleven year estimated useful lives.
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
The intangible assets recognized include a customer relationship intangible asset with an acquisition date fair value of $3,500,000, which will be amortized utilizing an accelerated method over its eight year estimated useful life.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The indemnification asset was measured separately from the related covered portfolio. It is not contractually embedded in the covered portfolio nor is it transferable with the covered portfolio should the Company choose to dispose of the portfolio or a portion of the portfolio. The indemnification asset was initially recorded in other assets in the Consolidated Balance Sheets at the time of the TFS Acquisition at a fair value of $30,959,000, measured as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. These cash flows were discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The amount ultimately collected for this asset will be dependent upon the performance of the underlying covered portfolio, the passage of time, and Covenant's willingness and ability to make necessary payments. The terms of the Agreement are such that indemnification has no expiration date and the Company will continue to carry the indemnification asset until ultimate resolution of the covered portfolio. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income, as appropriate, within the Consolidated Statements of Income. The value of the indemnification asset was $4,582,000 and $4,786,000 at March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2021, new adverse developments with the largest of the three Over-Formula Advance clients caused the Company to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41,265,000; however, this net charge-off had no impact on credit loss expense for the three months ended March 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed the Company for $35,633,000 of this charge-off by drawing on its secured line of credit, which was reflected on the Company's March 31, 2021 Consolidated Balance Sheet as a current and performing equipment loan held for investment. Given separate developments with the other two Over-Formula Advance clients, the Company reserved an additional $2,844,000 reflected in credit loss expense for the three months ended March 31, 2021. The $2,844,000 increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4,654,000 gain on the indemnification asset which was recorded through non-interest income. Since March 31, 2021, Covenant has paid down its secured line of credit with TBK in its entirety and carries no outstanding balance at March 31, 2022. At March 31, 2022, Covenant had remaining availability of $9,361,000 on its TBK line of credit available to cover our gross indemnification balance of up to $4,823,000.
During the three months ended March 31, 2022, there were no material changes in the underlying credit quality of the remaining two Over-Formula Advance clients. As such, there were no charge-offs related to these balances. One of the remaining Over-Formula Advance clients made a $430,000 payment during the period, which resulted in a dollar-for-dollar reduction in the required ACL as well as a write-off of a portion of the corresponding indemnification asset. The impact of the payment to net income available to common stock holders for the three months ended March 31, 2022 was not significant.
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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 - SECURITIES
Equity Securities with Readily Determinable Fair Values
The Company held equity securities with fair values of $5,085,000 and $5,504,000 at March 31, 2022 and December 31, 2021, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Unrealized gains (losses) on equity securities held at the reporting date	$(419)	$—
Realized gains (losses) on equity securities sold during the period	—	—
	$(419)	$—
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	$44,898	$481	$(1,539)	$—	$43,840
Asset-backed securities	6,659	—	(10)	—	6,649
State and municipal	15,224	116	(7)	—	15,333
CLO securities	118,736	2,554	(217)	—	121,073
Corporate bonds	1,993	26	(2)	—	2,017
SBA pooled securities	2,469	84	(25)	—	2,528
Total available for sale securities	$189,979	$3,261	$(1,800)	$—	$191,440

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2022
Held to maturity securities:
CLO securities	$6,859	$150	$(1,282)	$5,727
Allowance for credit losses	(2,455)
Total held to maturity securities, net of ACL	$4,404

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Available for sale securities:
Mortgage-backed securities, residential	$36,885	$720	$(156)	$—	$37,449
Asset-backed securities	6,763	2	(1)	—	6,764
State and municipal	26,309	516	—	—	26,825
CLO Securities	103,579	3,109	(54)	—	106,634
Corporate bonds	1,992	64	—	—	2,056
SBA pooled securities	2,536	162	—	—	2,698
Total available for sale securities	$178,064	$4,573	$(211)	$—	$182,426

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2021
Held to maturity securities:
CLO securities	$7,029	$—	$(1,582)	$5,447
Allowance for credit losses	(2,082)
Total held to maturity securities, net of ACL	$4,947
The amortized cost and estimated fair value of securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,488	$2,494	$—	$—
Due from one year to five years	2,358	2,370	—	—
Due from five years to ten years	62,704	64,394	6,859	5,727
Due after ten years	68,403	69,165	—	—
	135,953	138,423	6,859	5,727
Mortgage-backed securities, residential	44,898	43,840	—	—
Asset-backed securities	6,659	6,649	—	—
SBA pooled securities	2,469	2,528	—	—
	$189,979	$191,440	$6,859	$5,727
There were no securities sold during the three months ended March 31, 2022 and 2021.
Debt securities with a carrying amount of approximately $75,199,000 and $72,805,000 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $725,000 and $802,000 at March 31, 2022 and December 31, 2021, respectively, and was included in other assets in the consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2022 and 2021.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	$25,715	$(1,539)	$5	$—	$25,720	$(1,539)
Asset-backed securities	1,652	(6)	4,996	(4)	6,648	(10)
State and municipal	1,450	(7)	—	—	1,450	(7)
CLO securities	25,033	(217)	—	—	25,033	(217)
Corporate bonds	497	(2)	—	—	497	(2)
SBA pooled securities	1,695	(25)	—	—	1,695	(25)
	$56,042	$(1,796)	$5,001	$(4)	$61,043	$(1,800)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Available for sale securities:
Mortgage-backed securities, residential	$20,386	$(155)	$6	$(1)	$20,392	$(156)
Asset-backed securities	37	—	4,999	(1)	5,036	(1)
State and municipal	30	—	—	—	30	—
CLO Securities	22,707	(54)	—	—	22,707	(54)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$43,160	$(209)	$5,005	$(2)	$48,165	$(211)
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
At March 31, 2022, the Company had 56 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended March 31,
Held to Maturity CLO Securities	2022	2021
Allowance for credit losses:
Beginning balance	$2,082	$2,026
Credit loss expense	373	(167)
Allowance for credit losses ending balance	$2,455	$1,859
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2022 and December 31, 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. At March 31, 2022, $5,432,000 of the Company’s held to maturity securities were classified as nonaccrual.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	March 31, 2022	December 31, 2021
1-4 family residential	$597	$712
Commercial	10	6,618
Total loans held for sale	$607	$7,330
Loans held for sale exclude loans transferred to assets held for sale as part of a disposal group. For further information regarding loans transferred to assets held for sale as part of a disposal group, see Note 2 — Acquisitions and Divestitures.
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$625,763	$627,657	$(1,894)	$632,775	$634,319	$(1,544)
Construction, land development, land	119,560	119,628	(68)	123,464	123,643	(179)
1-4 family residential	117,534	117,873	(339)	123,115	123,443	(328)
Farmland	17,910	18,102	(192)	77,394	77,905	(511)
Commercial	1,375,044	1,383,979	(8,935)	1,430,429	1,440,542	(10,113)
Factored receivables	1,764,590	1,769,774	(5,184)	1,699,537	1,703,936	(4,399)
Consumer	9,276	9,284	(8)	10,885	10,883	2
Mortgage warehouse	694,401	694,401	—	769,973	769,973	—
Total loans held for investment	4,724,078	$4,740,698	$(16,620)	4,867,572	$4,884,644	$(17,072)
Allowance for credit losses	(41,553)			(42,213)
	$4,682,525			$4,825,359
The difference between the amortized cost and the unpaid principal is primarily (1) premiums and discounts associated with acquired loans totaling $11,143,000 and $11,723,000 at March 31, 2022 and December 31, 2021, respectively, and (2) net deferred origination and factoring fees totaling $5,477,000 and $5,349,000 at March 31, 2022 and December 31, 2021, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $12,056,000 and $14,513,000 at March 31, 2022 and December 31, 2021, respectively, and was included in other assets in the consolidated balance sheets.
At March 31, 2022 and December 31, 2021, the Company had $231,506,000 and $254,970,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At March 31, 2022 and December 31, 2021 the balance of the Over-Formula Advance Portfolio included in factored receivables was $9,646,000 and $10,077,000, respectively. These balances were fully reserved as of those respective dates.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2022 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We have commenced litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2022.
Loans with carrying amounts of $1,578,984,000 and $1,733,917,000 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity, Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.
Loans transferred from loans held for investment to loans held for sale at fair value concurrently with management’s change in intent and decision to sell the loans, proceeds from sales of loans transferred to held for sale, and net gains and losses on transfers and sales of loans were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Loans transferred from held for investment to loans held for sale	$1,932	$27,407
Proceeds from sales of loans transferred to loans held for sale	7,444	20,406
Net gains and (losses) on transfers and sales of loans held for sale	(144)	1,053
Net gains and losses on transfers and sales of loans are recorded as other noninterest income in the consolidated statements of income.
Loans transferred from loans held for investment to loans held for sale above exclude loans transferred to assets held for sale as part of a disposal group. For further information regarding loans transferred to assets held for sale as part of a disposal group, see Note 2 — Acquisitions and Divestitures.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended March 31, 2022
Commercial real estate	$3,961	$(340)	$(108)	$14	$3,527
Construction, land development, land	827	73	—	1	901
1-4 family residential	468	(21)	—	3	450
Farmland	562	(441)	—	—	121
Commercial	14,485	(607)	(724)	61	13,215
Factored receivables	20,915	2,235	(708)	29	22,471
Consumer	226	41	(111)	19	175
Mortgage warehouse	769	(76)	—	—	693
	$42,213	$864	$(1,651)	$127	$41,553

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended March 31, 2021
Commercial real estate	$10,182	$(3,364)	$—	$5	$6,823
Construction, land development, land	3,418	(1,737)	(12)	1	1,670
1-4 family residential	1,225	(678)	—	84	631
Farmland	832	(133)	—	—	699
Commercial	22,040	(5,071)	(273)	462	17,158
Factored receivables	56,463	4,718	(41,503)	38	19,716
Consumer	542	(193)	(79)	26	296
Mortgage warehouse	1,037	(6)	—	—	1,031
	$95,739	$(6,464)	$(41,867)	$616	$48,024
The decrease in required ACL during the three months ended March 31, 2022 is a function of net charge-offs of $1.5 million and credit loss expense of $0.9 million.
The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit and PPP), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments.
For all DCF models at March 31, 2022, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2022, as compared to December 31, 2021, the Company forecasted a decrease in national unemployment, an increase in one-year percentage change in national retail sales, a decrease in one-year percentage change in the national home price index, and a decrease in one-year percentage change in national gross domestic product.. At March 31, 2022, for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected sustained levels in the first two projected quarters followed by a decline over the last two projected quarters to a level below recent actual periods. For percentage changes in national home price index and national gross domestic product, the Company projected declines over the last three projected quarters to levels below recent actual periods.
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
For the three months ended March 31, 2022, changes in projected loss drivers and assumptions over the reasonable and supportable forecast period decreased the required ACL by $1,017,000. Changes in the volume and mix of the loan portfolio also decreased the required ACL at March 31, 2022. These decreases were offset by an increase in net new required specific reserves and net charge-off activity during the three months ended March 31, 2022.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The decrease in required ACL during the three months ended March 31, 2021 is a function of net charge-offs of $41,251,000 and a benefit to credit loss expense of $6,464,000. Included in net charge-offs for the period was a charge-off of $41,265,000 due from the largest acquired Over-Formula Advance client which had been fully reserved in a prior period. As of March 31, 2022, the entire remaining acquired PCD Over-Formula Advance balance was fully reserved. See Note 2 – Acquisitions and Divestitures for further discussion of Over-Formula Advance activity.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
March 31, 2022
Commercial real estate	$2,161	$—	$—	$153	$2,314	$283
Construction, land development, land	175	—	—	—	175	—
1-4 family residential	1,510	—	—	114	1,624	39
Farmland	1,218	—	121	116	1,455	—
Commercial	227	—	4,481	2,655	7,363	1,472
Factored receivables	—	53,072	—	—	53,072	13,724
Consumer	—	—	—	219	219	21
Mortgage warehouse	—	—	—	—	—	—
Total	$5,291	$53,072	$4,602	$3,257	$66,222	$15,539
At March 31, 2022 the balance of the Over-Formula Advance Portfolio included in factored receivables was $9,646,000 and was fully reserved. At March 31, 2022 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At December 31, 2021 the balance of the Over-Formula Advance Portfolio included in factored receivables was $10,077,000 and carried an ACL allocation of $10,077,000. At December 31, 2021 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
March 31, 2022
Commercial real estate	$—	$—	$16	$16	$625,747	$625,763	$—
Construction, land development, land	7	—	168	175	119,385	119,560	—
1-4 family residential	1,192	176	1,002	2,370	115,164	117,534	—
Farmland	—	—	779	779	17,131	17,910	—
Commercial	923	969	5,237	7,129	1,367,915	1,375,044	—
Factored receivables	50,389	20,082	47,719	118,190	1,646,400	1,764,590	47,719
Consumer	176	21	109	306	8,970	9,276	—
Mortgage warehouse	—	—	—	—	694,401	694,401	—
Total	$52,687	$21,248	$55,030	$128,965	$4,595,113	$4,724,078	$47,719

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2021
Commercial real estate	$1,021	$—	$16	$1,037	$631,738	$632,775	$—
Construction, land development, land	30	—	145	175	123,289	123,464	—
1-4 family residential	730	332	1,114	2,176	120,939	123,115	134
Farmland	378	154	977	1,509	75,885	77,394	—
Commercial	996	346	4,948	6,290	1,424,139	1,430,429	—
Factored receivables	70,109	18,302	39,134	127,545	1,571,992	1,699,537	39,134
Consumer	255	48	99	402	10,483	10,885	—
Mortgage warehouse	—	—	—	—	769,973	769,973	—
Total	$73,519	$19,182	$46,433	$139,134	$4,728,438	$4,867,572	$39,268
At March 31, 2022 and December 31, 2021, total past due Over-Formula Advances recorded in factored receivables was $9,646,000 and $10,077,000, respectively, all of which was considered past due 90 days or more. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition. At March 31, 2022 and December 31, 2021, the Misdirected Payments totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets at March 31, 2022. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$2,039	$1,423	$2,025	$1,375
Construction, land development, land	175	175	964	964
1-4 family residential	1,609	1,503	1,683	1,582
Farmland	1,455	1,455	2,044	2,044
Commercial	6,675	2,815	8,078	3,910
Factored receivables	—	—	—	—
Consumer	219	139	240	159
Mortgage warehouse	—	—	—	—
	$12,172	$7,510	$15,034	$10,034
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Commercial real estate	$—	$—
Construction, land development, land	—	—
1-4 family residential	—	1
Farmland	—	6
Commercial	4	3
Factored receivables	—	—
Consumer	—	—
Mortgage warehouse	—	—
	$4	$10
There was no interest earned on nonaccrual loans during the three months ended March 31, 2022 and 2021.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans(1)	$12,172	$15,034
Factored receivables greater than 90 days past due	30,309	29,057
Other nonperforming factored receivables(2)	1,213	1,428
Troubled debt restructurings accruing interest	689	765
	$44,383	$46,284
(1)Includes troubled debt restructurings of $3,245,000 and $3,912,000 at March 31, 2022 and December 31, 2021, respectively.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of March 31, 2022 and December 31, 2021, based on the most recent analysis performed, the risk category of loans is as follows:

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
March 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial real estate
Pass	$87,684	$193,924	$216,244	$47,620	$20,786	$48,701	$4,253	$—	$619,212
Classified	—	3,637	2,602	40	—	16	256	—	6,551
Total commercial real estate	$87,684	$197,561	$218,846	$47,660	$20,786	$48,717	$4,509	$—	$625,763

Construction, land development, land
Pass	$7,412	$48,081	$33,997	$4,617	$23,327	$602	$9	$—	$118,045
Classified	—	1,362	8	—	—	145	—	—	1,515
Total construction, land development, land	$7,412	$49,443	$34,005	$4,617	$23,327	$747	$9	$—	$119,560

1-4 family residential
Pass	$11,019	$23,059	$13,562	$9,007	$5,162	$23,060	$30,667	$322	$115,858
Classified	—	261	178	53	5	1,099	80	—	1,676
Total 1-4 family residential	$11,019	$23,320	$13,740	$9,060	$5,167	$24,159	$30,747	$322	$117,534

Farmland
Pass	$177	$2,897	$2,809	$2,663	$2,317	$4,094	$1,016	$237	$16,210
Classified	—	199	504	602	—	395	—	—	1,700
Total farmland	$177	$3,096	$3,313	$3,265	$2,317	$4,489	$1,016	$237	$17,910

Commercial
Pass	$109,751	$387,247	$293,748	$70,976	$14,458	$10,748	$465,709	$178	$1,352,815
Classified	1,329	13,759	5,573	420	548	201	399	—	22,229
Total commercial	$111,080	$401,006	$299,321	$71,396	$15,006	$10,949	$466,108	$178	$1,375,044

Factored receivables
Pass	$1,732,472	$—	$—	$—	$—	$—	$—	$—	$1,732,472
Classified	11,543	—	20,575	—	—	—	—	—	32,118
Total factored receivables	$1,744,015	$—	$20,575	$—	$—	$—	$—	$—	$1,764,590

Consumer
Pass	$1,374	$1,820	$1,354	$422	$447	$3,587	$53	$—	$9,057
Classified	—	3	—	—	—	216	—	—	219
Total consumer	$1,374	$1,823	$1,354	$422	$447	$3,803	$53	$—	$9,276

Mortgage warehouse
Pass	$694,401	$—	$—	$—	$—	$—	$—	$—	$694,401
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$694,401	$—	$—	$—	$—	$—	$—	$—	$694,401

Total loans
Pass	$2,644,290	$657,028	$561,714	$135,305	$66,497	$90,792	$501,707	$737	$4,658,070
Classified	12,872	19,221	29,440	1,115	553	2,072	735	—	66,008
Total loans	$2,657,162	$676,249	$591,154	$136,420	$67,050	$92,864	$502,442	$737	$4,724,078

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate
Pass	$211,088	$249,652	$50,223	$25,930	$47,447	$37,290	$4,595	$—	$626,225
Classified	2,879	3,358	41	—	16	—	256	—	6,550
Total commercial real estate	$213,967	$253,010	$50,264	$25,930	$47,463	$37,290	$4,851	$—	$632,775

Construction, land development, land
Pass	$56,764	$33,756	$4,744	$23,696	$1,199	$994	$8	$—	$121,161
Classified	2,150	8	—	—	—	145	—	—	2,303
Total construction, land development, land	$58,914	$33,764	$4,744	$23,696	$1,199	$1,139	$8	$—	$123,464

1-4 family residential
Pass	$26,840	$15,195	$9,485	$6,526	$8,591	$22,151	$32,210	$318	$121,316
Classified	273	233	53	6	64	1,089	81	—	1,799
Total 1-4 family residential	$27,113	$15,428	$9,538	$6,532	$8,655	$23,240	$32,291	$318	$123,115

Farmland
Pass	$14,387	$13,396	$7,892	$8,040	$10,040	$19,792	$1,317	$241	$75,105
Classified	199	612	593	333	128	298	126	—	2,289
Total farmland	$14,586	$14,008	$8,485	$8,373	$10,168	$20,090	$1,443	$241	$77,394

Commercial
Pass	$466,254	$332,746	$77,010	$18,940	$15,032	$7,704	$490,159	$49	$1,407,894
Classified	9,317	6,858	5,088	558	56	456	202	—	22,535
Total commercial	$475,571	$339,604	$82,098	$19,498	$15,088	$8,160	$490,361	$49	$1,430,429

Factored receivables
Pass	$1,667,922	$—	$—	$—	$—	$—	$—	$—	$1,667,922
Classified	10,826	20,789	—	—	—	—	—	—	31,615
Total factored receivables	$1,678,748	$20,789	$—	$—	$—	$—	$—	$—	$1,699,537

Consumer
Pass	$3,252	$1,794	$669	$553	$2,424	$1,882	$70	$—	$10,644
Classified	5	—	—	12	119	105	—	—	241
Total consumer	$3,257	$1,794	$669	$565	$2,543	$1,987	$70	$—	$10,885

Mortgage warehouse
Pass	$769,973	$—	$—	$—	$—	$—	$—	$—	$769,973
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$769,973	$—	$—	$—	$—	$—	$—	$—	$769,973

Total loans
Pass	$3,216,480	$646,539	$150,023	$83,685	$84,733	$89,813	$528,359	$608	$4,800,240
Classified	25,649	31,858	5,775	909	383	2,093	665	—	67,332
Total loans	$3,242,129	$678,397	$155,798	$84,594	$85,116	$91,906	$529,024	$608	$4,867,572
Troubled Debt Restructurings and Loan Modifications
The Company had troubled debt restructurings with an amortized cost of $3,934,000 and $4,677,000 as of March 31, 2022 and December 31, 2021, respectively. The Company had allocated $924,000 and $1,068,000 of allowance for those loans at March 31, 2022 and December 31, 2021, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company did not have any loans modified as troubled debt restructurings during the three months ended March 31, 2022. The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the three months ended March 31, 2021. The Company did not grant principal reductions on any restructured loans.

(Dollars in thousands)	Extended Amortization Period	Payment Deferrals	Protective Advances	Total Modifications	Number of Loans
Three months ended March 31, 2021
Commercial real estate	$—	$—	$741	$741	1
Commercial				—
	$—	$—	$741	$741	1
During the three months ended March 31, 2022, the Company did not have any loans modified as troubled debt restructurings for which there were payment defaults within twelve months following the modification. During the three months ended March 31, 2021, the Company had two loans modified as troubled debt restructurings with a recorded investment of $5,841,000 for which there were payment defaults within twelve months following the modification. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.
The following table summarizes the balance of loans modified for borrowers impacted by the COVID-19 pandemic.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Total modifications	—	10,459
These modifications primarily consisted of payment deferrals to assist customers. As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES act or Interagency Guidance, they are not considered troubled debt restructurings. The following table summarized the amortized cost of loans with payments currently in deferral and the accrued interest related to the loans with payments in deferral at March 31, 2022 and December 31, 2021:

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

March 31, 2022
Commercial real estate	$625,763	$—	—%	$—
Construction, land development, land	119,560	1,340	1.1%	5
1-4 family residential	117,534	—	—%	—
Farmland	17,910	—	—%	—
Commercial	1,375,044	—	—%	—
Factored receivables	1,764,590	—	—%	—
Consumer	9,276	—	—%	—
Mortgage warehouse	694,401	—	—%	—
Total	$4,724,078	$1,340	—%	$5

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

December 31, 2021
Commercial real estate	$632,775	$30,212	4.8%	$116
Construction, land development, land	123,464	1,340	1.1%	5
1-4 family residential	123,115	—	—%	—
Farmland	77,394	338	0.4%	3
Commercial	1,430,429	—	—%	—
Factored receivables	1,699,537	—	—%	—
Consumer	10,885	6	0.1%	—
Mortgage warehouse	769,973	—	—%	—
Total	$4,867,572	$31,896	0.7%	$124
Residential Real Estate Loans In Process of Foreclosure
At March 31, 2022 and December 31, 2021, the Company had $301,000 and $301,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Goodwill	$230,492	$233,727

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$42,184	$(32,724)	$9,460	$43,578	$(31,800)	$11,778
Software intangible assets	16,932	(3,528)	13,404	16,932	(2,469)	14,463
Other intangible assets	29,560	(13,797)	15,763	29,560	(12,672)	16,888
	$88,676	$(50,049)	$38,627	$90,070	$(46,941)	$43,129
The changes in goodwill and intangible assets during the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Beginning balance	$276,856	$189,922
Acquired goodwill - measurement period adjustment	(18)	59
Goodwill transferred to assets held for sale	(3,217)	—
Intangible assets transferred to assets held for sale	(1,394)	—
Amortization of intangibles	(3,108)	(1,975)
Ending balance	$269,119	$188,006

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
The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminated, or treatment of the derivative as a hedge is no longer appropriate or intended. During the three months ended March 31, 2022, the Company terminated its single derivative with a notional value totaling $200,000,000, resulting in a termination value of $9,316,000, which will be reclassified into earnings through interest expense in the consolidated statements of income on a straight-line basis through 2025.
The following table presents the pre-tax impact of the terminated cash flow hedge on AOCI:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Unrealized gains on terminated hedges included in AOCI, January 1, 2021	$—	$—
Unrealized gains on terminated hedges arising during the period	9,316	—
Reclassification adjustments for amortization of unrealized (gains) into net income	(233)	—
Unrealized gains on terminated hedges included in AOCI, March 31, 2022	$9,083	$—
The Company expects to reclassify into earnings approximately $2,795,000 in pre-tax gains related to the amortization of the discontinued cash flow hedge within the next twelve months.
The Company did not have any derivative financial instruments at March 31, 2022. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2021:

	Derivative Assets
	As of December 31, 2021
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value Total
Derivatives designated as hedging instruments:
Interest rate swaps	$200,000	Other Assets	$6,164

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax:

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
(Dollars in thousands)
Three Months Ended March 31, 2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,234	$2,234	Interest Expense	$(164)	$(164)

Three Months Ended March 31, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,812	$2,812	Interest Expense	$18	$18
NOTE 7 – VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $4,404,000 and $4,947,000 at March 31, 2022 and December 31, 2021, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$21,159	$514,262	$535,421	$26,029	$523,483	$549,512
Standby letters of credit	$4,498	$5,650	$10,148	$11,090	$5,409	$16,499
Commitments to purchase loans	$—	$95,999	$95,999	$—	$108,423	$108,423
Mortgage warehouse commitments	$—	$903,443	$903,443	$—	$823,060	$823,060
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At March 31, 2022 and December 31, 2021, the allowance for credit losses on off-balance sheet credit exposures totaled $3,347,000 and $4,082,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Credit loss expense (benefit)	$(736)	$(1,214)
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
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 17 of the Company’s 2021 Form 10-K.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2022	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$43,840	$—	$43,840
Asset-backed securities	—	6,649	—	6,649
State and municipal	—	15,333	—	15,333
CLO securities	—	121,073	—	121,073
Corporate bonds	—	2,017	—	2,017
SBA pooled securities	—	2,528	—	2,528
	$—	$191,440	$—	$191,440

Equity securities
Mutual fund	$5,085	$—	$—	$5,085

Loans held for sale	$—	$607	$—	$607

Indemnification asset	$—	$—	$4,582	$4,582

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$37,449	$—	$37,449
Asset-backed securities	—	6,764	—	6,764
State and municipal	—	26,825	—	26,825
CLO Securities	—	106,634	—	106,634
Corporate bonds	—	2,056	—	2,056
SBA pooled securities	—	2,698	—	2,698
	$—	$182,426	$—	$182,426

Equity securities
Mutual fund	$5,504	$—	$—	$5,504

Loans held for sale	$—	$7,330	$—	$7,330

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$6,164	$—	$6,164

Indemnification asset	$—	$—	$4,786	$4,786
There were no transfers between levels during 2022 or 2021.
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At March 31, 2022 and December 31, 2021, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $4,823,000 and $5,038,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Beginning balance	$4,786	$36,225
Indemnification asset recognized in business combination	—	—
Change in fair value of indemnification asset recognized in earnings	(204)	4,654
Indemnification reduction	—	(35,633)
Ending balance	$4,582	$5,246
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2022	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$333	$333
1-4 family residential	—	—	67	67
Commercial	—	—	2,387	2,387
Factored receivables	—	—	39,349	39,349
Consumer	—	—	59	59
Other real estate owned (1)
1-4 family residential	—	—	135	135
Farmland	—	—	116	116
	$—	$—	$42,446	$42,446

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$366	$366
1-4 family residential	—	—	61	61
Commercial	—	—	2,435	2,435
Factored receivables	—	—	30,224	30,224
Consumer	—	—	60	60
Other real estate owned (1)
Commercial real estate	—	—	7	7
Construction, land development, land	—	—	63	63
	$—	$—	$33,216	$33,216
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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2022 and December 31, 2021 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
March 31, 2022		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$413,704	$413,704	$—	$—	$413,704
Securities - held to maturity	4,404	—	—	5,727	5,727
Loans not previously presented, gross	4,921,871	170,053	—	4,709,676	4,879,729
FHLB and other restricted stock	12,196	N/A	N/A	N/A	N/A
Accrued interest receivable	12,802	12,802	—	—	12,802

Financial liabilities:
Deposits	4,709,484	—	4,705,096	—	4,705,096
Customer repurchase agreements	2,868	—	2,868	—	2,868
Federal Home Loan Bank advances	230,000	—	230,000	—	230,000
Subordinated notes	107,169	—	110,264	—	110,264
Junior subordinated debentures	40,737	—	41,941	—	41,941
Accrued interest payable	1,545	1,545	—	—	1,545

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2021		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$383,178	$383,178	$—	$—	$383,178
Securities - held to maturity	4,947	—	—	5,447	5,447
Loans not previously presented, gross	4,834,426	142,962	—	4,685,058	4,828,020
FHLB and other restricted stock	10,146	N/A	N/A	N/A	N/A
Accrued interest receivable	15,319	15,319	—	—	15,319

Financial liabilities:
Deposits	4,646,679	—	4,646,552	—	4,646,552
Customer repurchase agreements	2,103	—	2,103	—	2,103
Federal Home Loan Bank advances	180,000	—	180,000	—	180,000
Paycheck Protection Program Liquidity Facility	27,144	—	27,144	—	27,144
Subordinated notes	106,957	—	110,045	—	110,045
Junior subordinated debentures	40,602	—	41,286	—	41,286
Accrued interest payable	1,951	1,951	—	—	1,951
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2022 and December 31, 2021, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of March 31, 2022 and December 31, 2021, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2022 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$801,378	14.5%	$442,140	8.0%	N/A	N/A
TBK Bank, SSB	$732,784	13.4%	$437,483	8.0%	$546,854	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$659,409	12.0%	$329,705	6.0%	N/A	N/A
TBK Bank, SSB	$699,978	12.8%	$328,115	6.0%	$437,486	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$573,672	10.4%	$248,223	4.5%	N/A	N/A
TBK Bank, SSB	$699,978	12.8%	$246,086	4.5%	$355,458	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$659,409	11.8%	$223,528	4.0%	N/A	N/A
TBK Bank, SSB	$699,978	12.6%	$222,215	4.0%	$277,769	5.0%
As of December 31, 2021
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$769,475	14.1%	$440,087	8.0%	N/A	N/A
TBK Bank, SSB	$698,286	12.9%	$431,973	8.0%	$539,966	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$628,094	11.5%	$329,196	6.0%	N/A	N/A
TBK Bank, SSB	$665,336	12.3%	$323,223	6.0%	$430,964	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$542,492	9.9%	$248,254	4.5%	N/A	N/A
TBK Bank, SSB	$665,336	12.3%	$242,417	4.5%	$350,158	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$628,094	11.1%	$215,400	4.0%	N/A	N/A
TBK Bank, SSB	$665,336	11.8%	$215,482	4.0%	$269,353	5.0%
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at March 31, 2022 and December 31, 2021. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At March 31, 2022 and December 31, 2021, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 12 – STOCKHOLDERS’ EQUITY
The following summarizes the capital structure of Triumph Bancorp, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	March 31, 2022	December 31, 2021
Shares authorized	50,000,000	50,000,000
Shares issued	28,279,788	28,261,680
Treasury shares	(3,118,098)	(3,102,801)
Shares outstanding	25,161,690	25,158,879
Par value per share	$0.01	$0.01
Stock Repurchase Programs
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
During the three months ended March 31, 2022, the Company repurchased 14,810 shares into treasury stock under the Company’s stock repurchase program at an average price of $88.81, for a total of $1,316,000. No shares were repurchased during the three months ended March 31, 2021 under a stock repurchase program.
NOTE 13 – STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $4,952,000 and $1,350,000 for the three months ended March 31, 2022 and 2021, respectively.

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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the three months ended March 31, 2022 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	363,404	67.56
Granted	5,502	87.63
Vested	(5,502)	87.63
Forfeited	(487)	49.69
Nonvested at March 31, 2022	362,917	67.59
RSAs granted to employees under the Omnibus Incentive Plan typically vest over three to four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of March 31, 2022, there was $10,989,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 3.00 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2022 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	122,470	52.07
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2022	122,470	52.07
RSUs granted to employees under the Omnibus Incentive Plan typically vest after four to five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of March 31, 2022, there was $3,706,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.98 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2022 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	94,984	$43.68
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2022	94,984	$43.68
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
As of March 31, 2022, there was $1,429,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 1.64 years.
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2022 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	259,383	$39.32
Granted	—	—
Vested	—	—
Forfeited	(748)	32.50
Nonvested at March 31, 2022	258,635	$39.34
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
During the three months ended March 31, 2022, the Company recognized $807,000 of stock based compensation expense related to Performance based PSUs. As of March 31, 2022, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $12,136,000, and the remaining performance period over which the cost could be recognized was 0.75 years. No compensation cost was recorded during the three months ended March 31, 2021.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the three months ended March 31, 2022 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2022	166,755	$33.34
Granted	—	—
Exercised	(3,703)	25.80
Forfeited or expired	—	—
Outstanding at March 31, 2022	163,052	$33.52	6.21	$9,865

Fully vested shares and shares expected to vest at March 31, 2022	163,052	$33.52	6.21	$9,865

Shares exercisable at March 31, 2022	100,291	$25.64	5.19	$6,858
Information related to the stock options for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2022	2021
Aggregate intrinsic value of options exercised	$277	$577
Cash received from option exercises	—	191
Tax benefit realized from option exercises	58	121
Weighted average fair value per share of options granted	$—	$—
Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Expected volatilities are determined based on a blend of the Company’s historical volatility and historical volatilities of a peer group of companies with a similar size, industry, stage of life cycle, and capital structure. The expected term of the options granted is determined based on the SEC simplified method, which calculates the expected term as the mid-point between the weighted average time to vesting and the contractual term. The risk-free interest rate for the expected term of the options is derived from the Treasury constant maturity yield curve on the valuation date.
As of March 31, 2022, there was $297,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.84 years.
Employee Stock Purchase Plan
On April 1, 2019, the Company’s Board of Directors adopted the Triumph Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”) and reserved 2,500,000 shares of common stock for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. The first offering period commenced on February 1, 2021. During the three months ended March 31, 2022, 10,585 shares were issued under the plan. No shares were issued during the three months ended March 31, 2021.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14 – EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Basic
Net income to common stockholders	$23,528	$33,122
Weighted average common shares outstanding	24,800,771	24,675,109
Basic earnings per common share	$0.95	$1.34
Diluted
Net income to common stockholders	$23,528	$33,122
Weighted average common shares outstanding	24,800,771	24,675,109
Dilutive effects of:
Assumed exercises of stock options	107,359	130,016
Restricted stock awards	237,305	169,514
Restricted stock units	86,099	66,714
Performance stock units - market based	139,563	128,167
Performance stock units - performance based	—	—
Employee stock purchase program	771	1,418
Average shares and dilutive potential common shares	25,371,868	25,170,938
Diluted earnings per common share	$0.93	$1.32
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended March 31,
	2022	2021
Stock options	12,911	—
Restricted stock awards	8,463	—
Restricted stock units	15,000	—
Performance stock units - market based	—	—
Performance stock units - performance based	258,635	256,625
Employee stock purchase program	—	—
NOTE 15 – REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The Company presents disaggregated revenue from contracts with customers in the consolidated statements of income. Additional information regarding the Company's fee income is as follows:
•Fee income for the Banking and Factoring segments primarily consists of transaction-based fees, including wire transfer fees, ACH and check fees, early termination fees, and other fees, earned from the Company's banking and factoring customers. Transaction based fees are recognized at the time the transaction is executed as that is the point in time the Company satisfies its performance obligations.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Fee income for the Payments segment includes TriumphPay payment and audit fees. These fees totaled $3,229,000 and $82,000 for the three months ended March 31, 2022 and 2021, respectively. These fees are transaction based and are recognized at the time the transaction is executed as that is the point in time that the Company satisfies its performance obligations.
NOTE 16 – BUSINESS SEGMENT INFORMATION
The following table presents the Company’s operating segments. The accounting policies of the reportable segments substantially the same as those described in the "Summary of Significant Accounting Policies" in Note 1 of the Company's 2021 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments based on Federal Home Loan Bank advance rates.  Credit loss expense is allocated based on the segment’s allowance for credit losses determination. Noninterest income and expense directly attributable to a segment are assigned to it. The majority of salaries and benefits expense for the Company's executive leadership team is allocated to the Banking segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC.

(Dollars in thousands)
Three months ended March 31, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$42,183	$56,374	$4,832	$46	$103,435
Intersegment interest allocations	1,857	(1,775)	(82)	—	—
Total interest expense	1,603	—	—	1,753	3,356
Net interest income (expense)	42,437	54,599	4,750	(1,707)	100,079
Credit loss expense (benefit)	(2,870)	1,949	354	1,068	501
Net interest income after credit loss expense	45,307	52,650	4,396	(2,775)	99,578
Noninterest income	5,995	1,871	3,242	13	11,121
Noninterest expense	41,708	21,389	14,333	1,134	78,564
Operating income (loss)	$9,594	$33,132	$(6,695)	$(3,896)	$32,135

(Dollars in thousands)
Three months ended March 31, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$50,556	$35,824	$1,969	$4	$88,353
Intersegment interest allocations	2,942	(2,775)	(167)	—	—
Total interest expense	3,542	—	—	1,791	5,333
Net interest income (expense)	49,956	33,049	1,802	(1,787)	83,020
Credit loss expense (benefit)	(12,453)	4,483	292	(167)	(7,845)
Net interest income after credit loss expense	62,409	28,566	1,510	(1,620)	90,865
Noninterest income	7,750	6,411	73	57	14,291
Noninterest expense	39,454	16,153	4,135	1,150	60,892
Operating income (loss)	$30,705	$18,824	$(2,552)	$(2,713)	$44,264
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
March 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,684,223	$1,748,970	$276,010	$1,036,818	$(2,669,587)	$6,076,434
Gross loans	$4,268,718	$1,585,711	$178,879	$—	$(1,309,230)	$4,724,078

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of March 31, 2022, we had consolidated total assets of $6.076 billion, total loans held for investment of $4.724  billion, total deposits of $4.332 billion and total stockholders’ equity of $886.7 million.
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

At March 31, 2022, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Business Capital. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the three months ended March 31, 2022, our Banking segment generated 42% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 51% of our total revenue, our Payments segment generated 7% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
First Quarter 2022 Overview
Net income available to common stockholders for the three months ended March 31, 2022 was $23.5 million, or $0.93 per diluted share, compared to net income to common stockholders for the three months ended March 31, 2021 of $33.1 million, or $1.32 per diluted share. For the three months ended March 31, 2022, our return on average common equity was 11.41% and our return on average assets was 1.69%.
At March 31, 2022, we had total assets of $6.076 billion, including gross loans held for investment of $4.724 billion, compared to $5.956 billion of total assets and $4.868 billion of gross loans held for investment at December 31, 2021. Total loans held for investment decreased $143.5 million during the three months ended March 31, 2022. Our Banking loans, which constitute 62% of our total loan portfolio at March 31, 2022, decreased from $3.168 billion in aggregate as of December 31, 2021 to $2.959 billion as of March 31, 2022, a decrease of 6.6%. The period end balance of Banking loans was impacted by our decision to reclassify loans associated with the Branch Disposal Group (defined in 2022 Items of Note) as assets held for sale during the period. Our Factoring factored receivables, which constitute 34% of our total loan portfolio at March 31, 2022, increased from $1.546 billion in aggregate as of December 31, 2021 to $1.586 billion as of March 31, 2022, an increase of 2.5%. The period end balance of Factoring factored receivables was impacted by our decision to reclassify factored receivables associated with the Factored Receivable Disposal Group (defined in 2022 Items of Note) as assets held for sale during the period. Our Payments factored receivables, which constitute 4% of our total loan portfolio at March 31, 2022, increased from $153.2 million in aggregate as of December 31, 2021 to $178.9 million as of March 31, 2022, an increase of 16.8%.
At March 31, 2022, we had total liabilities of $5.190 billion, including total deposits of $4.332 billion, compared to $5.097 billion of total liabilities and $4.647 billion of total deposits at December 31, 2021. Deposits decreased $314.9 million during the three months ended March 31, 2022. The period end balance of deposits was impacted by our decision to reclassify deposits associated with the Branch Disposal Group (defined in 2022 Items of Note) as deposits held for sale during the period.
At March 31, 2022, we had total stockholders' equity of $886.7 million. During the three months ended March 31, 2022, total stockholders’ equity increased $27.8 million, primarily due to our net income during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 11.96% and 14.53%, respectively, at March 31, 2022.
The total dollar value of invoices purchased by Triumph Business Capital during the three months ended March 31, 2022 was $4.042 billion with an average invoice size of $2,520. The average transportation invoice size for the three months ended March 31, 2022 was $2,401. This compares to invoice purchase volume of $2.492 billion with an average invoice size of $2,097 and average transportation invoice size of $1,974 during the same period a year ago.
TriumphPay processed 4.0 million invoices paying Carriers a total of $5.701 billion during the three months ended March 31, 2022. This compares to processed volume of 2.5 million invoices for a total of $2.302 billion during the same period a year ago.

2022 Items of Note
Factored Receivable Disposal Group
During the quarter ended March 31, 2022, we made the decision to sell a portfolio of non-transportation factored receivables, net of customer reserves, (the "Factored Receivable Disposal Group"). As a result, the Factored Receivable Disposal Group was classified as assets and deposits held for sale on the unaudited March 31, 2022 Consolidated Balance Sheet. As the fair value of the Factored Receivable Disposal Group exceeded the corresponding cost basis, the Factored Receivable Disposal Group was classified as held for sale at cost with no impact to earnings except for the reversal of the allowance for credit loss associated with the factored receivables. Factored receivables totaling $80.8 million and customer reserves totaling $10.4 million were included in assets held for sale and deposits held for sale, respectively, at March 31, 2022.
Branch Disposal Group
During the quarter ended March 31, 2022,we made the decision to sell 15 branches primarily located in Colorado (the “Branch Disposal Group”). The gross assets and deposits of the Branch Disposal Group were classified as held for sale on the unaudited March 31, 2022 Consolidated Balance Sheet. As the fair value of the Branch Disposal Group exceeded the corresponding cost basis, the Branch Disposal Group was classified as held for sale at cost with no impact to earnings except for the reversal of the allowance for credit loss associated with the branch loans. Loans totaling $159.2 million and deposits totaling $367.3 million were included in assets held for sale and deposits held for sale, respectively, at March 31, 2022.
For further information on the above transactions, see Note 2 – Acquisitions and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
Stock Repurchase Programs
On February 7, 2022, we announced that our board of directors had authorized us to repurchase up to $50.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions at our discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of our common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. The repurchase program is authorized for a period of up to one year and does not require us to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at our discretion.
During the three months ended March 31, 2022, we repurchased 14,810 shares into treasury stock under the stock repurchase program at an average price of $88.81, for a total of $1.3 million.
Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the three months ended March 31, 2022.
At March 31, 2022, the carrying value of the acquired over-formula advances was $9.6 million, the total reserve on acquired over-formula advances was $9.6 million and the balance of our indemnification asset, the value of the payment that would be due to us from CVLG in the event that these over-advances are charged off, was $4.6 million.
As of March 31, 2022 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We have commenced litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2022. The full amount of such receivable is reflected in non-performing and past due factored receivables as of March 31, 2022 in accordance with our policy. As of March 31, 2022, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.

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
For further information on the above transaction, see Note 2 – Acquisitions and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
Trucking transportation
The fourth quarter of 2021 continued to see demand exceed capacity in all areas of the transportation industry. Spot rates continued to outpace contract rates in all sectors and the expectation that contract bids from shippers would lock in higher rates into the first quarter of 2022 came to fruition. Supply chain continues to try to catch up with considerable backlog and there did not appear to be a relaxation of rates in the first quarter of 2022. Many carriers report that new orders for Class 8 tractors and new trailers are closed for 2022 as manufacturers are reluctant to book orders for the second half of 2022 until they can appropriately set prices in a volatile commodity market.
COVID-19
Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic adversely impacted a broad range of industries in which the Company’s customers operate and could still impair their ability to fulfill their financial obligations to the Company. While employee availability has had no material impact on operations to date, a resurgence of COVID-19 has the potential to create widespread business continuity issues for the Company.
The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  While it appears that epidemiological and macroeconomic conditions are trending in a positive direction as of March 31, 2022, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company’s future operations, the Company is disclosing potentially material items of which it is aware.
Allowance for credit losses
Improving conditions around COVID-19 had an impact on our allowance for credit losses ("ACL") throughout the prior year as we experienced a decline in required reserves over that period. Pertaining to our March 31, 2022 financial condition and year to date results of operations, COVID-19 had little impact on required ACL levels. We have not yet experienced material charge-offs related to COVID-19. Our ACL calculation, and resulting provision for credit losses, are significantly impacted by changes in forecasted economic conditions. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required ACL and record additional credit loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
Capital and liquidity
As of March 31, 2022, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an economic recession brought about by a resurgence in COVID-19 and/or resulting impacts of efforts used to curtail its spread, our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding can be volatile. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
Credit
While all industries experienced adverse impacts as a result of COVID-19 virus, we had no material exposure (on balance sheet loans and commitments to lend greater than 5% of the loan portfolio) to loan categories that management considered to be "at-risk" of significant impact as of March 31, 2022.
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
Financial Highlights

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2022	2021
Income Statement Data:
Interest income	$103,435	$88,353
Interest expense	3,356	5,333
Net interest income	100,079	83,020
Credit loss expense (benefit)	501	(7,845)
Net interest income after credit loss expense (benefit)	99,578	90,865
Noninterest income	11,121	14,291
Noninterest expense	78,564	60,892
Net income (loss) before income taxes	32,135	44,264
Income tax expense (benefit)	7,806	10,341
Net income (loss)	$24,329	$33,923
Dividends on preferred stock	(801)	(801)
Net income available (loss) to common stockholders	$23,528	$33,122

Per Share Data:
Basic earnings (loss) per common share	$0.95	$1.34
Diluted earnings (loss) per common share	$0.93	$1.32
Weighted average shares outstanding - basic	24,800,771	24,675,109
Weighted average shares outstanding - diluted	25,371,868	25,170,938

Performance ratios - Annualized:
Return on average assets	1.69%	2.29%
Return on average total equity	11.20%	18.42%
Return on average common equity	11.41%	19.14%
Return on average tangible common equity (1)	17.02%	26.19%
Yield on loans(2)	8.60%	7.24%
Cost of interest bearing deposits	0.23%	0.41%
Cost of total deposits	0.14%	0.28%
Cost of total funds	0.28%	0.42%
Net interest margin(2)	7.68%	6.06%
Efficiency ratio	70.65%	62.57%
Net noninterest expense to average assets	4.68%	3.14%

(Dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Balance Sheet Data:
Total assets	$6,076,434	$5,956,250
Cash and cash equivalents	413,704	383,178
Investment securities	200,929	192,877
Loans held for investment, net	4,682,525	4,825,359
Total liabilities	5,189,769	5,097,386
Noninterest bearing deposits	1,859,376	1,925,370
Interest bearing deposits	2,472,410	2,721,309
FHLB advances	230,000	180,000
Paycheck Protection Program Liquidity Facility	—	27,144
Subordinated notes	107,169	106,957
Junior subordinated debentures	40,737	40,602
Total stockholders’ equity	886,665	858,864
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	841,665	813,864

Per Share Data:
Book value per share	$33.45	$32.35
Tangible book value per share (1)	$22.75	$21.34
Shares outstanding end of period	25,161,690	25,158,879

Asset Quality ratios(3):
Past due to total loans	2.73%	2.86%
Nonperforming loans to total loans	0.94%	0.95%
Nonperforming assets to total assets	0.87%	0.92%
ACL to nonperforming loans	93.62%	91.20%
ACL to total loans	0.88%	0.87%
Net charge-offs to average loans(4)	0.03%	0.95%

Capital ratios:
Tier 1 capital to average assets	11.82%	11.11%
Tier 1 capital to risk-weighted assets	11.96%	11.51%
Common equity Tier 1 capital to risk-weighted assets	10.40%	9.94%
Total capital to risk-weighted assets	14.53%	14.10%
Total stockholders' equity to total assets	14.59%	14.42%
Tangible common stockholders' equity ratio (1)	9.86%	9.46%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2022	2021
Loan discount accretion	$1,536	$3,501
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the three months ended March 31, 2022 and the year ended December 31, 2021.
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

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2022	2021
Net income available to common stockholders	$23,528	$33,122
Transaction costs	—	—
Gain on sale of subsidiary or division	—	—
Tax effect of adjustments	—	—
Adjusted net income available to common stockholders	$23,528	$33,122
Weighted average shares outstanding - diluted	25,371,868	25,170,938
Adjusted diluted earnings per common share	$0.93	$1.32

Average total stockholders' equity	$880,949	$746,849
Average preferred stock liquidation preference	(45,000)	(45,000)
Average total common stockholders' equity	835,949	701,849
Average goodwill and other intangibles	(275,378)	(188,980)
Average tangible common equity	$560,571	$512,869

Net income available to common stockholders	$23,528	$33,122
Average tangible common equity	560,571	512,869
Return on average tangible common equity	17.02%	26.19%

Efficiency ratio:
Net interest income	$100,079	$83,020
Noninterest income	11,121	14,291
Operating revenue	111,200	97,311
Total noninterest expense	$78,564	$60,892
Efficiency ratio	70.65%	62.57%

Net noninterest expense to average assets ratio:
Total noninterest expense	$78,564	$60,892
Total noninterest income	11,121	14,291
Net noninterest expenses	$67,443	$46,601
Average total assets	5,843,319	6,013,668
Net noninterest expense to average assets ratio	4.68%	3.14%

(Dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Total stockholders' equity	$886,665	$858,864
Preferred stock	(45,000)	(45,000)
Total common stockholders' equity	841,665	813,864
Goodwill and other intangibles	(269,119)	(276,856)
Tangible common stockholders' equity	$572,546	$537,008
Common shares outstanding	25,161,690	25,158,879
Tangible book value per share	$22.75	$21.34

Total assets at end of period	$6,076,434	$5,956,250
Goodwill and other intangibles	(269,119)	(276,856)
Tangible assets at period end	$5,807,315	$5,679,394
Tangible common stockholders' equity ratio	9.86%	9.46%
Results of Operations
Three months ended March 31, 2022 compared with three months ended March 31, 2021.
Net Income
We earned net income of $24.3 million for the three months ended March 31, 2022 compared to net income of $33.9 million for the three months ended March 31, 2021, a decrease of $9.6 million. The decrease was driven by a $17.7 million increase in noninterest expense, an $8.3 million increase in credit loss expense, and a $3.2 million decrease in noninterest income offset by a $17.1 million increase in net interest income and a $2.5 million decreased in income tax expense.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities. Average balances and interest are inclusive of assets and deposits classified as held for sale:

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	273,742	128	0.19%	478,275	126	0.11%
Taxable securities	170,051	1,083	2.58%	189,407	1,428	3.06%
Tax-exempt securities	14,789	95	2.61%	34,717	222	2.59%
FHLB and other restricted stock	9,993	76	3.08%	8,511	76	3.62%
Loans (1)	4,813,857	102,053	8.60%	4,848,275	86,501	7.24%
Total interest earning assets	5,282,432	103,435	7.94%	5,559,185	88,353	6.45%
Noninterest earning assets:
Cash and cash equivalents	69,159			91,139
Other noninterest earning assets	491,728			363,344
Total assets	5,843,319			6,013,668
Interest bearing liabilities:
Deposits:
Interest bearing demand	833,297	443	0.22%	701,759	384	0.22%
Individual retirement accounts	82,692	104	0.51%	91,074	186	0.83%
Money market	538,553	282	0.21%	398,015	229	0.23%
Savings	509,728	191	0.15%	446,322	167	0.15%
Certificates of deposit	518,399	584	0.46%	765,244	1,955	1.04%
Brokered time deposits	1,668	—	—%	167,881	179	0.43%
Other brokered deposits	231,378	(43)	(0.08)%	803,009	272	0.14%
Total interest bearing deposits	2,715,715	1,561	0.23%	3,373,304	3,372	0.41%
Federal Home Loan Bank advances	63,889	41	0.26%	35,833	24	0.27%
Subordinated notes	107,039	1,299	4.92%	87,532	1,349	6.25%
Junior subordinated debentures	40,661	454	4.53%	40,125	442	4.47%
Other borrowings	5,090	1	0.08%	171,902	146	0.34%
Total interest bearing liabilities	2,932,394	3,356	0.46%	3,708,696	5,333	0.58%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,938,667			1,494,001
Other liabilities	91,309			64,122
Total equity	880,949			746,849
Total liabilities and equity	5,843,319			6,013,668
Net interest income		100,079			83,020
Interest spread (2)			7.48%			5.87%
Net interest margin (3)			7.68%			6.06%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Average Banking loans	$3,032,745	$3,722,895
Average Factoring receivables	1,614,462	1,048,968
Average Payments receivables	166,650	76,412
Average total loans	$4,813,857	$4,848,275
Banking yield	5.46%	5.31%
Factoring yield	14.16%	13.85%
Payments yield	11.76%	10.45%
Total loan yield	8.60%	7.24%
We earned net interest income of $100.1 million for the three months ended March 31, 2022 compared to $83.0 million for the three months ended March 31, 2021, an increase of $17.1 million, or 20.6%, primarily driven by the following factors.
Interest income increased $15.1 million, or 17.1%, in spite of a decrease in average interest earning assets of $276.8 million, or 5.0%, and a decrease in average total loans of $34.4 million, or 0.7%. The average balance of our higher yielding Factoring factored receivables increased $565.5 million, or 53.9%, driving the majority of the increase in interest income along with an increase in average Payments factored receivables. This was partially offset by a decrease in average Banking loans of $690.2 million, or 18.5% due to decreases in average commercial real estate, construction, paycheck protection program, consumer and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $636.7 million for the three months ended March 31, 2022 compared to $921.8 million for the three months ended March 31, 2021. Further, included in our Banking loans were PPP loans with a carrying amounts of $12.1 million and $237.3 million at March 31, 2022 and March 31, 2021, respectively. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit. We recognized discount accretion on purchased loans of $1.5 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively.
Interest expense decreased $2.0 million, or 37.1%, consistent with a decrease in average interest-bearing liabilities. More specifically, average total interest bearing deposits decreased $657.6 million, or 19.5%. Average noninterest bearing demand deposits grew $444.7 million. The decrease in interest expense was also the result of lower average rates discussed below.
Net interest margin increased to 7.68% for the three months ended March 31, 2022 from 6.06% for the three months ended March 31, 2021, an increase of 162 basis points or 26.7%.
The increase in our net interest margin was impacted by an increase in our yield on interest earning assets of 149 basis points to 7.94% for the three months ended March 31, 2022. This increase was primarily driven by higher yields on loans which increased 136 basis points to 8.60% for the same period. Factoring yield increased period over period and average Factoring factored receivables as a percentage of the total loan portfolio increased significantly. This confluence had a meaningful upward impact on total loan yield. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, were flat at 90% of our Factoring portfolio at March 31, 2022 and 2021, respectively. Banking and Payments yields also increased period over period and non-loan yields had little impact on our yield on interest earning assets.
The increase in our net interest margin was also impacted by a decrease in our average cost of interest bearing liabilities of 12 basis points. This decrease in average cost was caused by generally lower interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	March 31, 2022 vs. 2021
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$98	$(96)	$2
Taxable securities	(222)	(123)	(345)
Tax-exempt securities	1	(128)	(127)
FHLB and other restricted stock	(24)	24	—
Loans	16,282	(730)	15,552
Total interest income	16,135	(1,053)	15,082
Interest bearing liabilities:
Interest bearing demand	(11)	70	59
Individual retirement accounts	(71)	(11)	(82)
Money market	(21)	74	53
Savings	—	24	24
Certificates of deposit	(1,093)	(278)	(1,371)
Brokered time deposits	(179)	—	(179)
Other brokered deposits	(421)	106	(315)
Total interest bearing deposits	(1,796)	(15)	(1,811)
Federal Home Loan Bank advances	(1)	18	17
Subordinated notes	(287)	237	(50)
Junior subordinated debentures	6	6	12
Other borrowings	(112)	(33)	(145)
Total interest expense	(2,190)	213	(1,977)
Change in net interest income	$18,325	$(1,266)	$17,059
Credit Loss Expense
Credit loss expense is the amount of expense that, based on our judgment, is required to maintain the allowances for credit losses (“ACL”) at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the Company’s 2021 Form 10-K for detailed discussion regarding ACL methodologies for available for sale debt securities, held to maturity securities and loans held for investment.
The following table presents the major categories of credit loss expense:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Credit loss expense (benefit) on loans	$864	$(6,464)	$7,328	113.4%
Credit loss expense (benefit) on off balance sheet credit exposures	(736)	(1,214)	478	39.4%
Credit loss expense (benefit) on held to maturity securities	373	(167)	540	323.4%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$501	$(7,845)	$8,346	106.4%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At March 31, 2022 and December 31, 2021, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended March 31, 2022. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2022 and December 31, 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At March 31, 2022 and December 31, 2021, the Company carried $6.9 million and $7.0 million of these HTM securities at amortized cost, respectively. The required ACL on these balances was $2.5 million at March 31, 2022 and $2.1 million at December 31, 2021 resulting in $0.4 million of credit loss expense during the current quarter. Credit loss expense during the three months ended March 31, 2021 was a benefit of $0.2 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of March 31, 2022. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $41.6 million as of March 31, 2022, compared to $42.2 million as of December 31, 2021, representing an ACL to total loans ratio of 0.88% and 0.87% respectively.
Our credit loss expense on loans increased $7.3 million, or 113.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
The Over-Formula Advances classified as factored receivables and deemed to be purchased credit deteriorated ("PCD") from Covenant had an impact on credit loss expense during the three months ended March 31, 2021. During that time, new adverse developments with the largest of the three Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41.3 million; however, this net charge-off had no impact on credit loss expense for the three months ended March 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $35.6 million of this charge-off by drawing on its secured line of credit which has been paid in full as of March 31, 2022. Given separate developments with the other two Over-Formula Advance clients, we reserved an additional $2.9 million reflected in credit loss expense during the three months ended March 31, 2021.
During the three months ended March 31, 2022, we decreased our reserve on Over-Formula Advance clients reflecting payment made during the quarter. This resulted in a benefit to credit loss expense of $0.4 million. We continue to reserve the full balance of the Over-Formula Advance clients at March 31, 2022 which totals $9.6 million.
The increased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at March 31, 2021 which resulted in a benefit to credit loss expense of $8.3 million for the three months ended March 31, 2021. During the three months ended March 31, 2022 the Company forecasted some improvement in the loss factors which resulted in a benefit to credit loss expense of $1.0 million. See further discussion in the allowance for credit loss section below.
The increased credit loss expense was partially offset by changes in net new specific reserves which resulted in $1.6 million and $1.9 million of credit loss expense for the three months ended March 31, 2022 and 2021, respectively. Further, changes in loan volume and mix resulted in a benefit to credit loss expense of $0.5 million during the three months ended March 31, 2022 compared to credit loss expense of $0.2 during the same period a year prior.
Net charge-offs were $1.5 million for the three months ended March 31, 2022 and approximately $0.7 million of the gross charge-off balance had been reserved in a prior period. Net charge-offs were $41.3 million for the three months ended March 31, 2021 and approximately $41.5 million of the gross charge-off balance had been reserved in a prior period.
Credit loss expense for off balance sheet credit exposures increased $0.5 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed and changes to outstanding commitments to fund period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Service charges on deposits	$1,963	$1,787	$176	9.8%
Card income	2,011	1,972	39	2.0%
Net OREO gains (losses) and valuation adjustments	(132)	(80)	(52)	(65.0)%
Net gains (losses) on sale or call of securities	—	—	—	—%
Fee income	5,703	2,249	3,454	153.6%
Insurance commissions	1,672	1,486	186	12.5%
Other	(96)	6,877	(6,973)	(101.4)%
Total noninterest income	$11,121	$14,291	$(3,170)	(22.2)%
Noninterest income decreased $3.2 million, or 22.2%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $3.5 million, or 153.6%, due to $3.2 million of payment fees earned by TriumphPay during the three months ended March 31, 2022. The fees were primarily a result of the acquired operations of HubTran during June of the prior year. Additionally, wire fees increased $0.5 million period over period. There were no other significant changes within the components of fee income.
•Other. Other noninterest income decreased $7.0 million, or 101.4%, primarily due to changes in the value of our indemnification asset. During the three months ended March 31, 2022 we recorded a loss on our indemnification asset of $0.2 million to reflect payments made on the corresponding Over-Formula Advances. During the same period a year ago, we recognized a $4.7 million gain on the indemnification asset to reflect increased expected credit losses on the corresponding Over-Formula Advances during that period. Further, during the three months ended March 31, 2022, we recognized a loss on sale of loans of $0.1 million compared to a $1.6 million gain on sale of loans during the same period a year prior. There were no other significant increases or decreases in the individual components of other noninterest income period over period.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$46,284	$35,980	$10,304	28.6%
Occupancy, furniture and equipment	6,436	5,779	657	11.4%
FDIC insurance and other regulatory assessments	411	977	(566)	(57.9)%
Professional fees	3,659	2,545	1,114	43.8%
Amortization of intangible assets	3,108	1,975	1,133	57.4%
Advertising and promotion	1,202	890	312	35.1%
Communications and technology	9,112	5,900	3,212	54.4%
Travel and entertainment	1,101	413	688	166.6%
Other	7,251	6,433	818	12.7%
Total noninterest expense	$78,564	$60,892	$17,672	29.0%

Noninterest expense increased $17.7 million, or 29.0%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $10.3 million, or 28.6%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce increased period over period due in part due to the acquisition of HubTran, but also organic growth within the Company. Our average full-time equivalent employees were 1,291.0 and 1,139.3 for the three months ended March 31, 2022 and 2021, respectively. Further, sales commissions, primarily related to our operations at Triumph Business Capital and TriumphPay, increased $1.5 million and compensation paid to temporary contract labor increased $0.5 million period over period. Additionally, stock based compensation expense increased $3.6 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $0.7 million, or 11.4%, primarily due to growth in our operations period over period.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments decreased $0.6 million, primarily due to decreased assessments period over period.
•Professional Fees. Professional fees increased $1.1 million, or 43.8%, primarily due to a $0.9 million increase in our Payment segment's professional fees to support the growth of its operations.
•Amortization of Intangible Assets. Amortization of intangible assets increased $1.1 million, or 57.4%, primarily due to the additional intangibles recorded through the acquisition of HubTran during June 2021.
•Communication and Technology. Communication and technology increased $3.2 million, or 54.4%, primarily as a result as a result of increased spending on IT consulting and IT license and software maintenance to develop efficiency in our operations and improve the functionality of the TriumphPay platform period over period.
•Travel and Entertainment. Travel and entertainment expense increased $0.7 million, or 166.6%. There were no significant increases or decreases in the individual components of travel and entertainment expense period over period.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $0.8 million, or 12.7%. There were no significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $2.5 million, from $10.3 million for the three months ended March 31, 2021 to $7.8 million for the three months ended March 31, 2022. The effective tax rate was 24% for the three months ended March 31, 2022, compared to 23% for the three months ended March 31, 2021.
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

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2021 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments based on Federal Home Loan Bank advance rates. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it. The majority of salaries and benefits expense for our executive leadership team is allocated to the Banking segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended March 31, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$42,183	$56,374	$4,832	$46	$103,435
Intersegment interest allocations	1,857	(1,775)	(82)	—	—
Total interest expense	1,603	—	—	1,753	3,356
Net interest income (expense)	42,437	54,599	4,750	(1,707)	100,079
Credit loss expense (benefit)	(2,870)	1,949	354	1,068	501
Net interest income after credit loss expense	45,307	52,650	4,396	(2,775)	99,578
Noninterest income	5,995	1,871	3,242	13	11,121
Noninterest expense	41,708	21,389	14,333	1,134	78,564
Operating income (loss)	$9,594	$33,132	$(6,695)	$(3,896)	$32,135

(Dollars in thousands)
Three Months Ended March 31, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$50,556	$35,824	$1,969	$4	$88,353
Intersegment interest allocations	2,942	(2,775)	(167)	—	—
Total interest expense	3,542	—	—	1,791	5,333
Net interest income (expense)	49,956	33,049	1,802	(1,787)	83,020
Credit loss expense (benefit)	(12,453)	4,483	292	(167)	(7,845)
Net interest income after credit loss expense	62,409	28,566	1,510	(1,620)	90,865
Other noninterest income	7,750	6,411	73	57	14,291
Noninterest expense	39,454	16,153	4,135	1,150	60,892
Operating income (loss)	$30,705	$18,824	$(2,552)	$(2,713)	$44,264

(Dollars in thousands)
March 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,684,223	$1,748,970	$276,010	$1,036,818	$(2,669,587)	$6,076,434
Gross loans	$4,268,718	$1,585,711	$178,879	$—	$(1,309,230)	$4,724,078

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,568,826	$1,679,495	$293,212	$1,009,998	$(2,595,281)	$5,956,250
Gross loans	$4,444,136	$1,546,361	$153,176	$700	$(1,276,801)	$4,867,572

Banking

(Dollars in thousands)	Three Months Ended March 31,
Banking	2022	2021	$ Change	% Change
Total interest income	$42,183	$50,556	$(8,373)	(16.6)%
Intersegment interest allocations	1,857	2,942	(1,085)	(36.9)%
Total interest expense	1,603	3,542	(1,939)	(54.7)%
Net interest income (expense)	42,437	49,956	(7,519)	(15.1)%
Credit loss expense (benefit)	(2,870)	(12,453)	9,583	77.0%
Net interest income after credit loss expense	45,307	62,409	(17,102)	(27.4)%
Other noninterest income	5,995	7,750	(1,755)	(22.6)%
Noninterest expense	41,708	39,454	2,254	5.7%
Operating income (loss)	$9,594	$30,705	$(21,111)	(68.8)%
Our Banking segment’s operating income decreased $21.1 million, or 68.8%.
Total interest income decreased $8.4 million, or 16.6%, at our Banking segment primarily as a result of decreases in the majority of the balances of our interest earning assets, primarily loans. Average loans in our Banking segment, excluding intersegment loans, decreased 18.5% from $3.723 billion for the three months ended March 31, 2021 to $3.033 billion for the three months ended March 31, 2022. The decrease in average loan balances reflects decreases in average commercial real estate, construction, paycheck protection program, consumer and mortgage warehouse loans. The decrease in interest income was partially offset by an increase in yields on interest earning assets at our Banking segment.
Interest expense decreased consistent with a decrease in average interest-bearing liabilities including a decrease in average total interest bearing deposits period over period. This decrease was also caused by lower interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was a benefit to credit loss expense of $2.2 million for the three months ended March 31, 2022 compared to a benefit to credit loss expense of $11.1 million for the three months ended March 31, 2021. The decreased benefit to credit loss expense was primarily the result of changes to the loss driver assumptions that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses at our Banking segment. Such projections improved more significantly during the three months ended March 31, 2021 as compared to the same period ended March 31, 2022. We also experienced greater releases of specific reserves during the three months ended March 31, 2021 when compared to the same period ended March 31, 2022. Further, net charge-offs at our Banking segment during the three months ended March 31, 2022 were $0.1 million compared to net recoveries of $0.2 million during the same period a year ago. These impacts were slightly offset by a larger benefit to credit loss expense provided by changes in volume and mix of the Banking loan portfolio during the three months ended March 31, 2022 as compared to the same period a year ago.
Credit loss expense for off balance sheet credit exposures increased $0.5 million from a benefit of $1.2 million for the three months ended March 31, 2021 to a benefit of $0.7 million for the three months ended March 31, 2022, primarily due to the changes in the assumptions used to project the loss rates previously discussed and changes to outstanding commitments to fund period over period.

Noninterest income at our Banking segment decreased due to a $1.7 million decrease in gain on sale of loans period over period. There were no other significant increases or decreases in the individual components of other noninterest income at our Banking segment period over period. Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Banking segment were insignificant period over period. It should be noted that the majority of our executive leadership team's salary and employee benefits expense is allocated to our Banking segment.

During the three months ended March 31, 2022, the aggregate outstanding balances of our banking products decreased $208.5 million, or 6.6%, to $2.959 billion as of March 31, 2022. This decrease was primarily driven by the transfer of $159.2 million of Banking segment loans to held for sale. The following table sets forth our banking loans held for investment:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Banking
Commercial real estate	$625,763	$632,775
Construction, land development, land	119,560	123,464
1-4 family residential	117,534	123,115
Farmland	17,910	77,394
Commercial - General	286,936	295,662
Commercial - Paycheck Protection Program	12,090	27,197
Commercial - Agriculture	15,887	70,127
Commercial - Equipment	612,277	621,437
Commercial - Asset-based lending	284,808	281,659
Commercial - Liquid Credit	163,046	134,347
Consumer	9,276	10,885
Mortgage Warehouse	694,401	769,973
Total banking loans	$2,959,488	$3,168,035
Factoring

(Dollars in thousands)	Three Months Ended March 31,
Factoring	2022	2021	$ Change	% Change
Total interest income	$56,374	$35,824	$20,550	57.4%
Intersegment interest allocations	(1,775)	(2,775)	1,000	36.0%
Total interest expense	—	—	—	—
Net interest income (expense)	54,599	33,049	21,550	65.2%
Credit loss expense (benefit)	1,949	4,483	(2,534)	(56.5)%
Net interest income (expense) after credit loss expense	52,650	28,566	24,084	84.3%
Noninterest income	1,871	6,411	(4,540)	(70.8)%
Noninterest expense	21,389	16,153	5,236	32.4%
Operating income (loss)	$33,132	$18,824	$14,308	76.0%

	Three Months Ended March 31,
	2022	2021
Factored receivable period end balance	$1,666,530,000	$1,118,988,000
Yield on average receivable balance	14.16%	13.85%
Current quarter charge-off rate	0.04%	3.95%
Factored receivables - transportation concentration	90%	90%

Interest income, including fees	$56,374,000	$35,824,000
Non-interest income(1)	1,871,000	1,757,000
Factored receivable total revenue	58,245,000	37,581,000
Average net funds employed	1,451,984,000	936,528,000
Yield on average net funds employed	16.27%	16.27%

Accounts receivable purchased	$4,041,883,000	$2,492,468,000
Number of invoices purchased	1,604,012	1,188,678
Average invoice size	$2,520	$2,097
Average invoice size - transportation	$2,401	$1,974
Average invoice size - non-transportation	$5,495	$4,775
Metrics above include assets and deposits held for sale.
(1) Non-interest income for the three months ended March 31, 2021 excludes $4.7 million of income recognized on our indemnification asset resulting from the amended TFS acquisition agreement.
Our Factoring segment’s operating income increased $14.3 million, or 76.0%.
Our average invoice size increased 20.2% from $2,097 for the three months ended March 31, 2021 to $2,520 for the three months ended March 31, 2022, and the number of invoices purchased increased 34.9% period over period.
Overall average net funds employed (“NFE”) increased 55.0% during the three months ended March 31, 2022 compared to the same period in 2021. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size. Those, in turn, resulted from historically high freight volume in a reduced capacity market. See further discussion under the Recent Developments: Trucking Transportation section. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets and competitive pricing pressure; however, those negative factors were somewhat mitigated by high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration, calculated based on receivables held for investment and held for sale, remained flat at 90% at March 31, 2021 and March 31, 2022.
The period over period decrease in credit loss expense at our Factoring segment is primarily due to a decrease in net new specific reserves required on our factoring portfolio period over period. Such increase in specific reserves for the three months ended March 31, 2021 was impacted by the aforementioned additional $2.9 million reserve on our Over-Formula Advances during that period. Changes in loss assumptions and volume of the factoring portfolio did not have a material impact on the change in credit loss expense period over period. Net charge-offs at our Factoring segment during the three months ended March 31, 2022 were $0.7 million compared to $41.4 million during the same period a year ago. Net charge-offs during the three months ended March 31, 2021 reflect the aforementioned $41.3 million net charge-off of Over-Formula Advances which was fully reserved in a period prior to charge-off.
The decrease in noninterest income at our Factoring segment was primarily due to changes in the value of our indemnification asset period over period. During the three months ended March 31, 2022 we recorded a loss on our indemnification asset of $0.2 million to reflect payments made on the corresponding Over-Formula Advances during that period. During the same period a year ago, we recognized a $4.7 million gain on the indemnification asset to reflect increased expected credit losses on the corresponding Over-Formula Advances during that period. There were no other material fluctuations in noninterest income at our Factoring segment.
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

Payments

(Dollars in thousands)	Three Months Ended March 31,
Payments	2022	2021	$ Change	% Change
Total interest income	$4,832	$1,969	$2,863	145.4%
Intersegment interest allocations	(82)	(167)	85	50.9%
Total interest expense	—	—	—	—%
Net interest income (expense)	4,750	1,802	2,948	163.6%
Credit loss expense (benefit)	354	292	62	21.2%
Net interest income after credit loss expense	4,396	1,510	2,886	191.1%
Noninterest income	3,242	73	3,169	4341.1%
Noninterest expense	14,333	4,135	10,198	246.6%
Operating income (loss)	$(6,695)	$(2,552)	$(4,143)	(162.3)%

	Three Months Ended March 31,
	2022	2021
Factored receivable period end balance	$178,879,000	$89,730,000

Interest income	$4,832,000	$1,969,000
Noninterest income	3,242,000	73,000
Total revenue	$8,074,000	$2,042,000

Operating income (loss)	$(6,695,000)	$(2,552,000)
Interest expense	82,000	167,000
Depreciation and software amortization expense	108,000	65,000
Intangible amortization expense	1,490,000	—
Earnings (losses) before interest, taxes, depreciation, and amortization	$(5,015,000)	$(2,320,000)

Number of invoices processed	3,978,174	2,529,673
Amount of payments processed	$5,700,849,000	$2,301,632,000
Our Payments segment's operating loss increased $4.1 million, or 162.3%.
The number of invoices processed by our Payments segment increased 57.3% from 2,529,673 for the three months ended March 31, 2021 to 3,978,174 for the three months ended March 31, 2022, and the amount of payments processed increased 147.7% from $2.302 billion for the three months ended March 31, 2021 to $5.701 billion for the three months ended March 31, 2022.
Interest income increased due to increased factoring activity at our Payments segment and increased yields period over period. Noninterest income increased almost entirely due to $3.2 million of payment fees earned by TriumphPay during the three months ended March 31, 2022 primarily resulting from of the acquired operations of HubTran during June of the prior year.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense driven by increased headcount, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Additionally at our Payments segment, professional fees increased $0.9 million, IT expense increased $1.3 million, and amortization of the intangible assets acquired in the HubTran acquisition increased $1.5 million. We continue to invest heavily in the operations of TriumphPay.

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
Corporate

(Dollars in thousands)	Three Months Ended March 31,
Corporate	2022	2021	$ Change	% Change
Total interest income	$46	$4	$42	1,050.0%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,753	1,791	(38)	(2.1)%
Net interest income (expense)	(1,707)	(1,787)	80	4.5%
Credit loss expense (benefit)	1,068	(167)	1,235	739.5%
Net interest income (expense) after credit loss expense	(2,775)	(1,620)	(1,155)	(71.3)%
Other noninterest income	13	57	(44)	(77.2)%
Noninterest expense	1,134	1,150	(16)	(1.4)%
Operating income (loss)	$(3,896)	$(2,713)	$(1,183)	(43.6)%
The Corporate segment reported an operating loss of $3.9 million for the three months ended March 31, 2022 compared to an operating loss of $2.7 million for the three months ended March 31, 2021. The increased operating loss was primarily due to increased credit loss expense. During the three months ended March 31, 2022, management charged off a $0.7 million community reinvestment act loan that carried no reserve from a prior period. Additionally, credit loss expense related to our aforementioned HTM CLOs increased $0.5 million period over period. There were no other significant fluctuations in accounts at our Corporate segment period over period.
Financial Condition
Assets
Total assets were $6.076 billion at March 31, 2022, compared to $5.956 billion at December 31, 2021, an increase of $120.2 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.724 billion at March 31, 2022, compared with $4.868 billion at December 31, 2021.

The following table shows our total loan portfolio by portfolio segments:

	March 31, 2022		December 31, 2021		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$625,763	13%	$632,775	13%	$(7,012)	(1.1%)
Construction, land development, land	119,560	3%	123,464	3%	(3,904)	(3.2%)
1-4 family residential	117,534	2%	123,115	3%	(5,581)	(4.5%)
Farmland	17,910	—%	77,394	2%	(59,484)	(76.9%)
Commercial	1,375,044	29%	1,430,429	29%	(55,385)	(3.9%)
Factored receivables	1,764,590	38%	1,699,537	34%	65,053	3.8%
Consumer	9,276	—%	10,885	—%	(1,609)	(14.8%)
Mortgage warehouse	694,401	15%	769,973	16%	(75,572)	(9.8%)
Total Loans	$4,724,078	100%	$4,867,572	100%	$(143,494)	(2.9%)
Commercial Real Estate Loans. Our commercial real estate loans decreased $7.0 million, or 1.1%, due to the reclassification of $31.8 million of such loans to held for sale in connection with the Branch Disposal Group.
Construction and Development Loans. Our construction and development loans decreased $3.9 million, or 3.2%, due to the reclassification of $1.1 million of such loans to held for sale in connection with the Branch Disposal Group as well as paydowns and conversions to term loans that were offset by modest origination and draw activity.
Residential Real Estate Loans. Our one-to-four family residential loans decreased $5.6 million, or 4.5%, due to the reclassification of $12.9 million of such loans to held for sale in connection with the Branch Disposal Group.
Farmland Loans. Our farmland loans decreased $59.5 million, or 76.9%, due to the reclassification of $56.3 million of such loans to held for sale in connection with the Branch Disposal Group.
Commercial Loans. Our commercial loans held for investment decreased $55.4 million, or 3.9%, due to the reclassification of $56.2 million of such loans (primarily Agriculture loans) to held for sale in connection with the Branch Disposal Group. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $8.7 million, or 3.0%.
The following table shows our commercial loans:

(Dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Commercial
Equipment	$612,277	$621,437	$(9,160)	(1.5%)
Asset-based lending	284,808	281,659	3,149	1.1%
Liquid credit	163,046	134,347	28,699	21.4%
Paycheck Protection Program loans	12,090	27,197	(15,107)	(55.5%)
Agriculture	15,887	70,127	(54,240)	(77.3%)
Other commercial lending	286,936	295,662	(8,726)	(3.0%)
Total commercial loans	$1,375,044	$1,430,429	$(55,385)	(3.9%)
Factored Receivables. Our factored receivables increased $65.1 million, or 3.8%. At March 31, 2022, the balance of the Over-Formula Advance Portfolio included in factored receivables was $9.6 million. At March 31, 2022, the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $1.6 million, or 14.8%, due to the reclassification of $0.8 million of such loans to held for sale in connection with the Branch Disposal Group.
Mortgage Warehouse. Our mortgage warehouse facilities decreased $75.6 million, or 9.8%, due to decreased utilization in a rising interest rate environment. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $636.7 million for the three months ended March 31, 2022 compared to $921.8 million for the three months ended March 31, 2021.
The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	March 31, 2022
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$117,786	$425,408	$75,955	$6,614	$625,763
Construction, land development, land	51,156	57,199	10,239	966	119,560
1-4 family residential	7,605	28,536	15,717	65,676	117,534
Farmland	1,961	12,514	3,409	26	17,910
Commercial	336,321	971,886	62,220	4,617	1,375,044
Factored receivables	1,764,590	—	—	—	1,764,590
Consumer	1,164	6,198	1,911	3	9,276
Mortgage warehouse	694,401	—	—	—	694,401
	$2,974,984	$1,501,741	$169,451	$77,902	$4,724,078

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$981,233	$23,751	$5,654
Floating interest rates		520,508	145,700	72,248
Total		$1,501,741	$169,451	$77,902
As of March 31, 2022, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (23%), Illinois (15%), Colorado (10%), and Iowa (6%) make up 54% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2021, the states of Texas (21%), Illinois (15%), Colorado (15%), and Iowa (6%) made up 57% of the Company’s gross loans, excluding factored receivables.
Further, a majority (91%) of our factored receivables, including factored receivables held for sale, representing approximately 34% of our total loan portfolio as of March 31, 2022, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2021, 91% of our factored receivables, representing approximately 32% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonperforming loans:
Commercial real estate	$2,039	$2,025
Construction, land development, land	175	964
1-4 family residential	1,609	1,684
Farmland	1,455	2,044
Commercial	7,364	8,842
Factored receivables	31,522	30,485
Consumer	219	240
Mortgage warehouse	—	—
Total nonperforming loans	44,383	46,284
Held to maturity securities	5,432	5,612
Assets held for sale	767	—
Other real estate owned, net	383	524
Other repossessed assets	1,919	2,368
Total nonperforming assets	$52,884	$54,788

Nonperforming assets to total assets	0.87%	0.92%
Nonperforming loans to total loans held for investment	0.94%	0.95%
Total past due loans to total loans held for investment	2.73%	2.86%
Nonperforming loans decreased $1.9 million, or 4.1%, primarily due to decreases in nonperforming farmland and commercial loans slightly offset by an increase in nonperforming factored receivables. The portion of the factoring Over-Formula Advances not covered by Covenant's indemnification and thus, considered nonperforming, is $1.2 million at March 31, 2022. The entire $19.4 million of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.
OREO decreased $0.1 million, or 26.9%, due to the removal of individually insignificant OREO properties as well as insignificant valuation adjustments made throughout the period.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment decreased to 0.94% at March 31, 2022 from 0.95% December 31, 2021.
Our ratio of nonperforming assets to total assets decreased to 0.87% at March 31, 2022 from 0.92% December 31, 2021. This is due to the aforementioned loan activity and changes in our period end total assets. Additionally, the amortized cost basis of our HTM CLO securities considered to be nonaccrual decreased $0.2 million during the year.
Past due loans to total loans held for investment decreased to 2.73% at March 31, 2022 from 2.86% at December 31, 2021, as a result of the aforementioned loan activity and a decrease in past due factored receivables. Both the $9.6 million acquired factoring Over-Formula Advance balance and the $19.4 million Misdirected Payments balance are considered greater than 90 days past due at March 31, 2022.
Allowance for Credit Losses on Loans
The ACL is a valuation allowance estimated at each balance sheet date in accordance with US GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See Note 1 of the Company’s 2021 Form 10-K and notes to the consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in the Company’s judgment, should be charged-off.
Loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of collateral dependent loans and factored invoices greater than 90 days past due with negative cash reserves.
The following table sets forth the ACL by category of loan:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$3,527	13%	0.56%	$3,961	13%	0.63%
Construction, land development, land	901	3%	0.75%	827	3%	0.67%
1-4 family residential	450	2%	0.38%	468	3%	0.38%
Farmland	121	—%	0.68%	562	2%	0.73%
Commercial	13,215	29%	0.96%	14,485	29%	1.01%
Factored receivables	22,471	38%	1.27%	20,915	34%	1.23%
Consumer	175	—%	1.89%	226	—%	2.08%
Mortgage warehouse	693	15%	0.10%	769	16%	0.10%
Total Loans	$41,553	100%	0.88%	$42,213	100%	0.87%
The ACL decreased $0.7 million, or 1.6%. This decrease reflects net charge-offs of $1.5 million and credit loss expense of $0.9 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At quarter end, our entire remaining Over-Formula Advance position was down from $10.1 million at December 31, 2021 to $9.6 million at March 31, 2022 and the entire balance at March 31, 2022 was fully reserved. At March 31, 2022, the Misdirected Payments amount was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2022.
A driver of the change in ACL is projected improvement of the loss drivers that the Company forecasted to calculate expected losses at March 31, 2022 as compared to December 31, 2021. This improvement was brought on by actual experienced improvement in the loss drivers that continues to improve over time. It had a positive impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in a release of $1.0 million of ACL period over period.
The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit and PPP), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments.
For all DCF models at March 31, 2022, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2022 as compared to December 31, 2021, the Company forecasted a decrease in national unemployment, an increase in one-year percentage change in national retail sales, a decrease in one-year percentage change in the national home price index, and a decrease in one-year percentage change in national gross domestic product. At March 31, 2022 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected sustained levels in the first two projected quarters followed by a decline over the last two projected quarters to a level below recent actual periods. For percentage changes in national home price index and national gross domestic product, the Company projected declines over the last three projected quarters to levels below recent actual periods.

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
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program.  At March 31, 2022, the Company carried $12.1 million of PPP loans classified as Commercial loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. Credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, are required to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information about any of our PPP loans, the Company does not carry an ACL on its PPP loans at March 31, 2022.
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Allowance for credit losses on loans	$41,553	$42,213
Total loans held for investment	$4,724,078	$4,867,572
Allowance to total loans held for investment	0.88%	0.87%

Nonaccrual loans	$12,172	$15,034
Total loans held for investment	$4,724,078	$4,867,572
Nonaccrual loans to total loans held for investment	0.26%	0.31%

Allowance for credit losses on loans	$41,553	$42,213
Nonaccrual loans	$12,172	$15,034
Allowance for credit losses to nonaccrual loans	341.38%	280.78%

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$94	$633,372	0.01%	$(5)	$767,300	—%
Construction, land development, land	(1)	124,350	—%	11	221,324	—%
1-4 family residential	(3)	125,417	—%	(84)	150,854	(0.06)%
Farmland	—	75,172	—%	—	101,364	—%
Commercial	663	1,418,623	0.05%	(189)	1,531,156	(0.01)%
Factored receivables	679	1,781,112	0.04%	41,465	1,125,380	3.68%
Consumer	92	10,703	0.86%	53	15,120	0.35%
Mortgage warehouse	—	636,709	—%	—	921,785	—%
Total Loans	$1,524	$4,805,458	0.03%	$41,251	$4,834,283	0.85%
Quarter to date net loans charged off decreased $39.7 million primarily due to the aforementioned $41.3 million charge-off of Over-Formula Advance factored receivables that occurred during the three months ended March 31, 2022 with no such corresponding charge-off event during the three months ended March 31, 2022.

Securities
As of March 31, 2022 and December 31, 2021, we held equity securities with a fair value of $5.1 million and $5.5 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of March 31, 2022, we held debt securities classified as available for sale with a fair value of $191.4 million, an increase of $9.0 million from $182.4 million at December 31, 2021. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Mortgage-backed securities, residential	$43,840	$37,449	$6,391	17.1%
Asset-backed securities	6,649	6,764	(115)	(1.7)%
State and municipal	15,333	26,825	(11,492)	(42.8)%
CLO Securities	121,073	106,634	14,439	13.5%
Corporate bonds	2,017	2,056	(39)	(1.9)%
SBA pooled securities	2,528	2,698	(170)	(6.3)%
	$191,440	$182,426	$9,014	4.9%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of March 31, 2022, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at March 31, 2022. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of March 31, 2022, we held investments classified as held to maturity with an amortized cost, net of ACL, of $4.4 million, a decrease of $0.5 million from $4.9 million at December 31, 2021. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at March 31, 2022.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of March 31, 2022
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$2,228	2.15%	$9,852	2.99%	$2,763	2.29%	$30,055	2.51%	$44,898	2.59%
Asset-backed securities	—	—%	1	0.59%	5,000	0.41%	1,658	1.75%	6,659	0.74%
State and municipal	1,266	2.59%	1,857	3.35%	2,322	2.71%	9,779	2.50%	15,224	2.64%
CLO securities	—	—%	—	—%	60,382	3.73%	58,354	2.60%	118,736	3.18%
Corporate bonds	1,222	2.49%	501	1.72%	—	—%	270	5.07%	1,993	2.62%
SBA pooled securities	—	—%	5	2.95%	—	—%	2,464	3.43%	2,469	3.43%
Total available for sale securities	$4,716	2.35%	$12,216	2.99%	$70,467	3.41%	$102,580	2.58%	$189,979	2.91%

Held to maturity securities:	$—	—%	$—	—%	$6,859	2.44%	$—	—%	$6,859	2.44%
Liabilities
Total liabilities were $5.190 billion as of March 31, 2022, compared to $5.097 billion at December 31, 2021, an increase of $92.4 million, the components of which are discussed below.

Deposits
The following table summarizes our deposits:

(Dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Noninterest bearing demand	$1,859,376	$1,925,370	$(65,994)	(3.4%)
Interest bearing demand	782,859	830,019	(47,160)	(5.7%)
Individual retirement accounts	70,311	83,410	(13,099)	(15.7%)
Money market	526,324	520,358	5,966	1.1%
Savings	448,878	504,146	(55,268)	(11.0%)
Certificates of deposit	431,243	533,206	(101,963)	(19.1%)
Brokered time deposits	2,752	40,125	(37,373)	(93.1%)
Other brokered deposits	210,043	210,045	(2)	—%
Total Deposits	$4,331,786	$4,646,679	$(314,893)	(6.8%)
Our total deposits decreased $314.9 million, or 6.8%, primarily due to the reclassification of $377.7 million of deposits to held for sale in connection with the Factoring Disposal Group and the Branch Disposal Group. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of March 31, 2022, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 88% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 12% of total deposits.
At March 31, 2022 we held $94.8 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of March 31, 2022:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$26,204
Over 3 through 6 months	22,104
Over 6 through 12 months	22,809
Over 12 months	9,153
$80,270
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$833,297	0.22%	18%	$701,759	0.22%	14%
Individual retirement accounts	82,692	0.51%	2%	91,074	0.83%	2%
Money market	538,553	0.21%	12%	398,015	0.23%	8%
Savings	509,728	0.15%	11%	446,322	0.15%	9%
Certificates of deposit	518,399	0.46%	11%	765,244	1.04%	16%
Brokered time deposits	1,668	—%	—%	167,881	0.43%	3%
Other brokered deposits	231,378	(0.08)%	5%	803,009	0.14%	16%
Total interest bearing deposits	2,715,715	0.23%	59%	3,373,304	0.41%	68%
Noninterest bearing demand	1,938,667	—	41%	1,494,001	—	32%
Total deposits	$4,654,382	0.14%	100%	$4,867,305	0.28%	100%

Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the three months ended March 31, 2022 and the year ended December 31, 2021:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Amount outstanding at end of period	$2,868	$2,103
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$2,371	$5,985
Weighted average interest rate during the period	0.03%	0.03%
Maximum month-end balance during the period	$2,868	$12,405
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.
FHLB Advances
The following provides a summary of our FHLB advances as of and for the three months ended March 31, 2022 and the year ended December 31, 2021:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Amount outstanding at end of period	$230,000	$180,000
Weighted average interest rate at end of period	0.39%	0.15%
Average amount outstanding during the period	63,889	37,671
Weighted average interest rate during the period	0.25%	0.24%
Highest month end balance during the period	230,000	180,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At March 31, 2022 and December 31, 2021, we had $594.4 million and $798.8 million, respectively, in unused and available advances from the FHLB.
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
Information concerning borrowings under the PPPLF is summarized as follows for the three months ended March 31, 2022and the year ended December 31, 2021:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Amount outstanding at end of period	$—	$27,144
Weighted average interest rate at end of period	0.35%	0.35%
Average amount outstanding during the period	2,719	118,880
Weighted average interest rate during the period	0.32%	0.35%
Highest month end balance during the period	—	181,635
We did not have any PPPLF borrowings outstanding at March 31, 2022. At December 31, 2021, the PPPLF borrowings were secured by PPP Loans totaling $27.1 million and incurred interest at a fixed rate of 0.35% annually.

Subordinated Notes
The following provides a summary of our subordinated notes as of March 31, 2022:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$38,627	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	68,542	2031	3.500%	9/01/2026	Three Month SOFR(1) plus 2.860%	$1,776
	$109,500	$107,169
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of March 31, 2022:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,385	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	13,241	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,701	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,804	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,896	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,710	July 2034	LIBOR + 2.75%
	$51,031	$40,737
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $40.7 million was allowed in the calculation of Tier I capital as of March 31, 2022.

Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $886.7 million as of March 31, 2022, compared to $858.9 million as of December 31, 2021, an increase of $27.8 million. Stockholders’ equity increased during this period primarily due to our net income of $24.3 million.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2022, TBK Bank had $591.5 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2022. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - March 31, 2022
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$2,868	$2,868	$—	$—	$—
Federal Home Loan Bank advances	230,000	200,000	—	—	30,000
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	37,572	4,889	9,365	9,013	14,305
Time deposits with stated maturity dates	504,306	435,258	60,855	8,193	—
Total contractual obligations	$935,277	$643,015	$70,220	$17,206	$204,836
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
Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses. Since December 31, 2021, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2021 Form 10-K.
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
The following table summarizes simulated change in net interest income versus unchanged rates as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	12.5%	15.3%	17.5%	23.6%
+300 basis points	9.3%	11.4%	13.1%	18.1%
+200 basis points	6.1%	7.5%	8.7%	12.8%
+100 basis points	3.0%	3.7%	4.4%	7.5%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(2.1%)	(2.4%)	(2.7%)	(1.4%)
The following table presents the change in our economic value of equity as of March 31, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2022	December 31, 2021
+400 basis points	23.1%	31.1%
+300 basis points	18.0%	24.3%
+200 basis points	12.5%	16.9%
+100 basis points	6.5%	8.8%
Flat rates	0.0%	0.0%
-100 basis points	(7.3%)	(9.5%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 7, 2022, the Company announced that its board of directors had authorized the repurchase of up to $50.0 million of its outstanding common stock in open market transactions or through privately negotiated transactions for a period of one year. The following repurchases were made under this program during the three months ended March 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2022 - January 31, 2022	—	$—	—	50,000,000
February 1, 2022 - February 28, 2022	14,810	$88.81	14,810	48,684,000
March 1, 2022 - March 31, 2022	—	$—	—	48,684,000
Total	14,810	$88.81	14,810
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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	April 20, 2022	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	April 20, 2022	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer