Form 10-Q
period 2022-06-30
Triumph Bancorp, Inc.
filed 2022-07-20
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Common Stock — $0.01 par value, 24,464,746 shares, as of July 18, 2022.
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

TRIUMPH BANCORP, INC.
FORM 10-Q
June 30, 2022
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2022 and December 31, 2021
(Dollar amounts in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$84,625	$122,929
Interest bearing deposits with other banks	639,612	260,249
Total cash and cash equivalents	724,237	383,178
Securities - equity investments with readily determinable fair values	5,050	5,504
Securities - available for sale	215,909	182,426
Securities - held to maturity, net of allowance for credit losses of $2,355 and $2,082, respectively, fair value of $5,790 and $5,447, respectively	4,335	4,947
Loans held for sale	6	7,330
Loans, net of allowance for credit losses of $43,407 and $42,213, respectively	4,391,959	4,825,359
Assets held for sale	24,405	—
Federal Home Loan Bank and other restricted stock	6,169	10,146
Premises and equipment, net	105,293	105,729
Other real estate owned, net	168	524
Goodwill	233,709	233,727
Intangible assets, net	36,957	43,129
Bank-owned life insurance	41,278	40,993
Deferred tax asset, net	13,117	10,023
Indemnification asset	4,377	4,786
Other assets	148,538	98,449
Total assets	$5,955,507	$5,956,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$2,085,249	$1,925,370
Interest bearing	2,695,675	2,721,309
Total deposits	4,780,924	4,646,679
Deposits held for sale	1,410	—
Customer repurchase agreements	11,746	2,103
Federal Home Loan Bank advances	30,000	180,000
Paycheck Protection Program Liquidity Facility	—	27,144
Subordinated notes	107,377	106,957
Junior subordinated debentures	40,876	40,602
Other liabilities	108,893	93,901
Total liabilities	5,081,226	5,097,386
Commitments and contingencies - See Note 9 and Note 10
Stockholders' equity - See Note 13
Preferred stock	45,000	45,000
Common stock, 24,457,777 and 25,158,879 shares outstanding, respectively	283	283
Additional paid-in-capital	524,636	510,939
Treasury stock, at cost	(156,924)	(104,743)
Retained earnings	466,269	399,351
Accumulated other comprehensive income (loss)	(4,983)	8,034
Total stockholders’ equity	874,281	858,864
Total liabilities and stockholders' equity	$5,955,507	$5,956,250
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$44,131	$45,988	$84,978	$94,694
Factored receivables, including fees	60,026	47,328	121,232	85,123
Securities	1,329	1,187	2,507	2,837
FHLB and other restricted stock	34	27	110	103
Cash deposits	787	158	915	284
Total interest income	106,307	94,688	209,742	183,041
Interest expense:
Deposits	2,706	2,470	4,267	5,842
Subordinated notes	1,302	1,350	2,601	2,699
Junior subordinated debentures	556	446	1,010	888
Other borrowings	315	140	357	310
Total interest expense	4,879	4,406	8,235	9,739
Net interest income	101,428	90,282	201,507	173,302
Credit loss expense (benefit)	2,901	(1,806)	3,402	(9,651)
Net interest income after credit loss expense (benefit)	98,527	92,088	198,105	182,953
Noninterest income:
Service charges on deposits	1,664	1,857	3,627	3,644
Card income	2,080	2,225	4,091	4,197
Net OREO gains (losses) and valuation adjustments	18	(287)	(114)	(367)
Net gains (losses) on sale or call of securities	2,514	1	2,514	1
Net gains (losses) on sale of loans	17,269	1,019	17,203	2,588
Fee income	6,273	4,470	11,976	6,719
Insurance commissions	1,346	1,272	3,018	2,758
Other	16,996	3,339	16,966	8,647
Total noninterest income	48,160	13,896	59,281	28,187
Noninterest expense:
Salaries and employee benefits	54,257	41,658	100,541	77,638
Occupancy, furniture and equipment	6,507	6,112	12,943	11,891
FDIC insurance and other regulatory assessments	382	500	793	1,477
Professional fees	3,607	5,052	7,266	7,597
Amortization of intangible assets	3,064	2,428	6,172	4,403
Advertising and promotion	1,785	1,241	2,987	2,131
Communications and technology	9,820	6,028	18,932	11,928
Other	9,185	7,779	17,537	14,625
Total noninterest expense	88,607	70,798	167,171	131,690
Net income before income tax expense	58,080	35,186	90,215	79,450
Income tax expense	13,888	7,204	21,694	17,545
Net income	$44,192	$27,982	$68,521	$61,905
Dividends on preferred stock	(802)	(802)	(1,603)	(1,603)
Net income available to common stockholders	$43,390	$27,180	$66,918	$60,302
Earnings per common share
Basic	$1.78	$1.10	$2.72	$2.44
Diluted	$1.74	$1.08	$2.66	$2.39
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$44,192	$27,982	$68,521	$61,905
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(5,457)	(611)	(8,358)	(926)
Tax effect	1,251	145	1,941	214
Unrealized holding gains (losses) arising during the period, net of taxes	(4,206)	(466)	(6,417)	(712)
Reclassification of amount realized through sale or call of securities	(2,514)	(1)	(2,514)	(1)
Tax effect	619	—	619	—
Reclassification of amount realized through sale or call of securities, net of taxes	(1,895)	(1)	(1,895)	(1)
Change in unrealized gains (losses) on securities, net of tax	(6,101)	(467)	(8,312)	(713)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	—	(592)	3,152	3,071
Tax effect	—	141	(754)	(734)
Unrealized holding gains (losses) arising during the period, net of taxes	—	(451)	2,398	2,337
Reclassification of amount of (gains) losses recognized into income	(9,083)	29	(9,316)	52
Tax effect	2,144	(7)	2,213	(12)
Reclassification of amount of (gains) losses recognized into income, net of taxes	(6,939)	22	(7,103)	40
Change in unrealized gains (losses) on derivative financial instruments	(6,939)	(429)	(4,705)	2,377

Total other comprehensive income (loss)	(13,040)	(896)	(13,017)	1,664
Comprehensive income	$31,152	$27,086	$55,504	$63,569
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2022	$45,000	25,158,879	$283	$510,939	3,102,801	$(104,743)	$399,351	$8,034	$858,864
Issuance of restricted stock awards	—	5,502	—	—	—	—	—	—	—
Stock option exercises, net	—	2,021	—	(74)	—	—	—	—	(74)
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	10,585	—	688	—	—	—	—	688
Stock based compensation	—	—	—	4,952	—	—	—	—	4,952
Forfeiture of restricted stock awards	—	(487)	—	46	487	(46)	—	—	—
Purchase of treasury stock	—	(14,810)	—	—	14,810	(1,316)	—	—	(1,316)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	24,329	—	24,329
Other comprehensive income (loss)	—	—	—	—	—	—	—	23	23
Balance, March 31, 2022	$45,000	25,161,690	$283	$516,551	3,118,098	$(106,105)	$422,879	$8,057	886,665
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—
Vesting of performance stock units	—	20,996	—	—	—	—	—	—	—
Stock option exercises, net	—	32	—	—	—	—	—	—	—
Stock based compensation	—	—	—	7,880	—	—	—	—	7,880
Forfeiture of restricted stock awards	—	(2,417)	—	205	2,417	(205)	—	—	—
Purchase of treasury stock	—	(722,524)	—	—	722,524	(50,614)	—	—	(50,614)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	44,192	—	44,192
Other comprehensive income (loss)	—	—	—	—	—	—	—	(13,040)	(13,040)
Balance, June 30, 2022	$45,000	24,457,777	$283	$524,636	3,843,039	$(156,924)	$466,269	$(4,983)	874,281

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2021	$45,000	24,868,218	$280	$489,151	3,083,503	$(103,052)	$289,583	$5,819	$726,781
Issuance of restricted stock awards	—	4,613	—	—	—	—	—	—	—
Stock option exercises, net	—	10,205	—	191	—	—	—	—	191
Stock based compensation	—	—	—	1,350	—	—	—	—	1,350
Forfeiture of restricted stock awards	—	(107)	—	7	107	(7)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	33,923	—	33,923
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,560	2,560
Balance, March 31, 2021	$45,000	24,882,929	$280	$490,699	3,083,610	$(103,059)	$322,705	$8,379	$764,004
Issuance of restricted stock awards	—	224,287	2	(2)	—	—	—	—	—
Stock option exercises, net	—	18,934	—	(45)	—	—	—	—	(45)
Stock based compensation	—	—	—	3,386	—	—	—	—	3,386
Forfeiture of restricted stock awards	—	(2,278)	—	186	2,278	(186)	—	—	—
Purchase of treasury stock	—	(14,169)	—	—	14,169	(1,241)	—	—	(1,241)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	27,982	—	27,982
Other comprehensive income (loss)	—	—	—	—	—	—	—	(896)	(896)
Balance, June 30, 2021	$45,000	25,109,703	$282	$494,224	3,100,057	$(104,486)	$349,885	$7,483	$792,388
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$68,521	$61,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,044	5,905
Net accretion on loans	(5,092)	(5,662)
Amortization of subordinated notes issuance costs	420	111
Amortization of junior subordinated debentures	274	261
Net (accretion) amortization on securities	(398)	(337)
Amortization of intangible assets	6,172	4,403
Deferred taxes	943	4,464
Credit Loss Expense (benefit)	3,402	(9,651)
Stock based compensation	12,832	4,736
Net (gains) losses on sale or call of debt securities	(2,514)	(1)
Net (gains) losses on equity securities	(9,709)	(28)
Net OREO (gains) losses and valuation adjustments	114	367
Origination of loans held for sale	(6,873)	(26,771)
Purchases of loans held for sale	(6,913)	(16,096)
Proceeds from sale of loans originated or purchased for sale	14,145	45,138
Net (gains) losses on sale of loans	(17,203)	(2,588)
Net change in operating leases	555	303
(Increase) decrease in other assets	(38,471)	(12,261)
Increase (decrease) in other liabilities	(12,122)	3,306
Net cash provided by (used in) operating activities	14,127	57,504
Cash flows from investing activities:
Purchases of securities available for sale	(79,119)	(8,000)
Proceeds from sales of securities available for sale	40,163	—
Proceeds from maturities, calls, and pay downs of securities available for sale	20,798	43,344
Proceeds from maturities, calls, and pay downs of securities held to maturity	424	560
Purchases of loans held for investment	(68,908)	(51,585)
Proceeds from sale of loans	207,405	45,582
Net change in loans	215,676	164,616
Purchases of premises and equipment, net	(5,608)	(9,221)
Net proceeds from sale of OREO	289	408
(Purchases) redemptions of FHLB and other restricted stock, net	3,977	(1,345)
Net cash (paid for) received in acquisitions	—	(96,926)
Proceeds from sale of disposal group	66,918	—
Net cash provided by (used in) investing activities	402,015	87,433
Cash flows from financing activities:
Net increase (decrease) in deposits	145,337	8,850
Increase (decrease) in customer repurchase agreements	9,643	6,144
Increase (decrease) in Federal Home Loan Bank advances	(150,000)	25,000
Proceeds from Paycheck Protection Program Liquidity Facility borrowings	—	226,630
Repayment of Paycheck Protection Program Liquidity Facility borrowings	(27,144)	(278,817)
Preferred dividends	(1,603)	(1,603)
Stock option exercises	(74)	146
Proceeds from employee stock purchase plan common stock issuance	688	—
Purchase of treasury stock	(51,930)	(1,241)
Net cash provided by (used in) financing activities	(75,083)	(14,891)
Net increase (decrease) in cash and cash equivalents	341,059	130,046
Cash and cash equivalents at beginning of period	383,178	314,393
Cash and cash equivalents at end of period	724,237	444,439
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$7,296	$11,393
Income taxes paid, net	$45,035	$28,449
Cash paid for operating lease liabilities	$1,903	$2,147
Supplemental noncash disclosures:
Loans transferred to OREO	$47	$356
Loans held for investment transferred to loans held for sale	$197,899	$64,603
Assets transferred to assets held for sale	$80,819	$—
Deposits transferred to deposits held for sale	$10,434	$—
Lease liabilities arising from obtaining right-of-use assets	$5,267	$16,396
Securities available for sale purchased, not settled	$23,370	$5,250
Indemnification reduction	$—	$35,633
Non-cash consideration received from sale of loan portfolio or disposal group	$4,502	$—

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Risks and Uncertainties
COVID-19 has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While epidemiological and macroeconomic conditions have improved as of June 30, 2022, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.
Allowance for credit losses
Improving conditions around COVID-19 had an impact on the Company's allowance for credit losses ("ACL") throughout the prior year as the Company experienced a decline in required reserves over that period. Pertaining to the Company's June 30, 2022 financial condition and year to date results of operations, COVID-19 had little impact on required ACL levels. The Company has not yet experienced material charge-offs related to COVID-19. The Company's ACL calculation, and resulting provision for credit losses, are significantly impacted by changes in forecasted economic conditions. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, the Company could experience increases in its required ACL and record additional credit loss expense. It is possible that the Company's asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
Capital and liquidity
As of June 30, 2022, all of the Company's capital ratios, and its subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While the Company believes that it has sufficient capital to withstand an economic recession brought about by a resurgence in COVID-19 and/or resulting impacts of efforts used to curtail its spread, the Company's reported and regulatory capital ratios could be adversely impacted by further credit loss expense. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company's capital deteriorates such that its subsidiary bank is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt.
The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to the Company, but rates for short term funding can be volatile. If an extended recession caused large numbers of the Company's deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.
Credit
While all industries experienced adverse impacts as a result of COVID-19 virus, the Company had no material exposure to loan categories that management considered to be "at-risk" of significant impact as of June 30, 2022.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company continues to work with customers directly affected by COVID-19. The Company is prepared to offer assistance in accordance with regulator guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company continues to engage in communication with borrowers to better understand their situation and the challenges faced, allowing the Company to respond proactively as needs and issues arise.
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
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Equipment Loan Sale
During the second quarter of 2022, the Company made the decision to sell and closed on the sale of a portfolio of equipment loans for cash consideration. The sale closed on June 23, 2022. A summary of the carrying amount of the assets sold and the gain on sale is as follows:

(Dollars in thousands)
Equipment loans	$191,167
Accrued interest receivable	$1,587
Assets sold	$192,754

Cash consideration	$197,454
Return of premium liability	$(708)
Total consideration	$196,746
Transaction costs	$73
Gain on sale, net of transaction costs	$3,919
The associated agreement contains a provision that in the event that a sold loan is prepaid in full prior to the due date of the final scheduled contractual payment, the Company will return a pro-rata portion of the premium calculated as of the date of such prepayment in full. As this transaction qualified as a sale of a group of entire financial assets, management must recognize, as proceeds, any assets obtained and liabilities incurred. Thus, management recorded a $708,000 liability for the potential return of premium measured at fair value as of the date of close. Management has elected the fair value option to account for the liability. It is recorded in other liabilities in the Company's Consolidated Balance Sheet and will be marked to fair value through earnings at each reporting period.
The gain on sale, net of transaction costs, was included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income and was allocated to the Banking segment.

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
A summary of the carrying amount of the assets and liabilities in the Factored Receivable Disposal Group transferred to held for sale at March 31, 2022 is as follows:

(Dollars in thousands)
Factored receivables	$80,819
Assets held for sale	$80,819

Customer reserve noninterest bearing deposits	$10,434
Deposits held for sale	$10,434
The Company reversed $415,000 of allowance for credit losses on loans during the quarter ended March 31, 2022 when the factored receivables were transferred to assets held for sale.
On June 30, 2022, the Company entered into an agreement to sell and closed on the sale of a portion of the Factored Receivable Disposal Group. A summary of the carrying amount of the assets and liabilities sold and the gain on sale is as follows:

(Dollars in thousands)
Factored receivables	$67,888
Assets held for sale	$67,888

Customer reserve noninterest bearing deposits	$9,682
Liabilities held for sale	$9,682
Net assets sold	$58,206
Cash consideration	$66,292
Revenue share asset	5,210
Total consideration	$71,502
Transaction costs	82
Gain on sale, net of transaction costs	$13,214
The associated agreement contains a revenue share provision that entitles the Company to an amount equal to fifteen percent of the future gross monthly revenue of the clients associated with the sold factored receivable portfolio. As this transaction qualified as a sale of a group of entire financial assets, management must recognize, as proceeds, any assets obtained and liabilities incurred. Thus, management recorded a $5,210,000 asset for the contractual right to receive future cash flows from a third party measured at fair value as of the date of close. This is a financial asset for which management elected the fair value option. It is recorded in other assets in the Company's Consolidated Balance Sheet and will be marked to fair value through earnings at each reporting period.
The gain on sale, net of transaction costs, was included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income and was allocated to the Factoring segment.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the remaining carrying amount of the assets and liabilities in the Factored Receivable Disposal Group held for sale at June 30, 2022 is as follows.

(Dollars in thousands)
Factored receivables	$24,405
Assets held for sale	$24,405

Customer reserve noninterest bearing deposits	$1,410
Deposits held for sale	$1,410
Factored receivables in the Factored Receivable Disposal Group with a recorded investment of $1,647,000 and $2,012,000 were past due 30-59 days and past due 60-90 days, respectively, and factored receivables with a recorded investment of $164,000 were past due 90 days or more and considered nonperforming assets at June 30, 2022. The Factored Receivable Disposal Group is included in the Factoring segment.
Branch Disposal Group
During the quarter ended March 31, 2022, the Company made the decision to sell 15 branches primarily located in rural eastern Colorado and western Kansas (the “Branch Disposal Group”). The gross assets and deposits of the Branch Disposal Group were classified as held for sale on the unaudited March 31, 2022 Consolidated Balance Sheet. During the quarter ended June 30, 2022, there was a change in circumstances and the Company made the decision to terminate the sale process completely (including all marketing activities) and retain the branches indefinitely. The gross assets and deposits of the Branch Disposal Group were returned to held for investment at their carrying amounts less depreciation and amortization expense that would have been recognized had the disposal group been continuously classified as held for investment.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The indemnification asset created by the ARPA is measured separately from the related covered portfolio. It is not contractually embedded in the covered portfolio nor is it transferable with the covered portfolio should the Company choose to dispose of the portfolio or a portion of the portfolio. The indemnification asset was initially recorded in other assets in the Consolidated Balance Sheets at the time of the TFS Acquisition at a fair value of $30,959,000, measured as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. These cash flows were discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The amount ultimately collected for this asset will be dependent upon the performance of the underlying covered portfolio, the passage of time, and Covenant's willingness and ability to make necessary payments. The terms of the Agreement are such that indemnification has no expiration date and the Company will continue to carry the indemnification asset until ultimate resolution of the covered portfolio. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income, as appropriate, within the Consolidated Statements of Income. The value of the indemnification asset was $4,377,000 and $4,786,000 at June 30, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2021, new adverse developments with the largest of the three Over-Formula Advance clients caused the Company to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41,265,000; however, this net charge-off had no impact on credit loss expense for the three months ended March 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed the Company for $35,633,000 of this charge-off by drawing on its secured line of credit, which was reflected on the Company's March 31, 2021 Consolidated Balance Sheet as a current and performing equipment loan held for investment. Given separate developments with the other two Over-Formula Advance clients, the Company reserved an additional $2,844,000 reflected in credit loss expense for the three months ended March 31, 2021. The $2,844,000 increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4,654,000 gain on the indemnification asset which was recorded through non-interest income. Since March 31, 2021, Covenant has paid down its secured line of credit with TBK in its entirety and carries no outstanding balance at June 30, 2022. At June 30, 2022, Covenant had remaining availability of $9,361,000 on its TBK line of credit available to cover our gross indemnification balance of up to $4,608,000.
During the six months ended June 30, 2022, there were no material changes in the underlying credit quality of the remaining two Over-Formula Advance clients. As such, there were no charge-offs related to these balances. One of the remaining Over-Formula Advance clients has made payments totaling $861,000 during the six months ended June 30, 2022, which resulted in a dollar-for-dollar reduction in the required ACL as well as a write-off of a portion of the corresponding indemnification asset. The impact of the payment to net income available to common stockholders for the six months ended June 30, 2022 was not significant.
NOTE 3 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with fair values of $5,050,000 and $5,504,000 at June 30, 2022 and December 31, 2021, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Unrealized gains (losses) on equity securities held at the reporting date	$(35)	$28	$(454)	$28
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$(35)	$28	$(454)	$28

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Equity Securities without readily determinable fair value, at cost	$38,505	$14,671
Upward adjustments based on observable price changes, cumulative	10,163	—
Equity Securities without readily determinable fair value, carrying value	$48,668	$14,671
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets, and other investments, which are included in other assets in the Company's consolidated balance sheets.
The gross realized and unrealized gains (losses) recognized on equity securities without readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Unrealized gains (losses) on equity securities still held at the reporting date	$10,163	$—	$10,163	$—
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$10,163	$—	$10,163	$—
During the three months ended June 30, 2022, the Company adjusted the fair value of an equity security without readily determinable fair value upwards due to an orderly and observable transaction for an identical investment. For further information on this transaction, see Note 6 – Equity Method Investment.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2022
Available for sale securities:
Mortgage-backed securities, residential	$51,742	$113	$(3,217)	$—	$48,638
Asset-backed securities	6,590	—	(39)	—	6,551
State and municipal	14,995	83	(55)	—	15,023
CLO securities	145,631	—	(3,380)	—	142,251
Corporate bonds	1,270	1	(3)	—	1,268
SBA pooled securities	2,191	62	(75)	—	2,178
Total available for sale securities	$222,419	$259	$(6,769)	$—	$215,909

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2022
Held to maturity securities:
CLO securities	$6,690	$336	$(1,236)	$5,790
Allowance for credit losses	(2,355)
Total held to maturity securities, net of ACL	$4,335

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Available for sale securities:
Mortgage-backed securities, residential	$36,885	$720	$(156)	$—	$37,449
Asset-backed securities	6,763	2	(1)	—	6,764
State and municipal	26,309	516	—	—	26,825
CLO Securities	103,579	3,109	(54)	—	106,634
Corporate bonds	1,992	64	—	—	2,056
SBA pooled securities	2,536	162	—	—	2,698
Total available for sale securities	$178,064	$4,573	$(211)	$—	$182,426

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2021
Held to maturity securities:
CLO securities	$7,029	$—	$(1,582)	$5,447
Allowance for credit losses	(2,082)
Total held to maturity securities, net of ACL	$4,947
The amortized cost and estimated fair value of securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,872	$1,873	$—	$—
Due from one year to five years	2,079	2,088	—	—
Due from five years to ten years	49,899	48,875	6,690	5,790
Due after ten years	108,046	105,706	—	—
	161,896	158,542	6,690	5,790
Mortgage-backed securities, residential	51,742	48,638	—	—
Asset-backed securities	6,590	6,551	—	—
SBA pooled securities	2,191	2,178	—	—
	$222,419	$215,909	$6,690	$5,790

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Proceeds	$40,163	$—	$40,163	$—
Gross gains	2,512	—	2,512	—
Gross losses	—	—	—	—
Net gains and losses from calls of securities	2	1	2	1
Debt securities with a carrying amount of approximately $99,294,000 and $72,805,000 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $944,000 and $802,000 at June 30, 2022 and December 31, 2021, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2022 and 2021.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
Available for sale securities:
Mortgage-backed securities, residential	$35,002	$(3,217)	$—	$—	$35,002	$(3,217)
Asset-backed securities	1,561	(29)	4,990	(10)	6,551	(39)
State and municipal	1,880	(55)	—	—	1,880	(55)
CLO securities	118,933	(3,272)	4,892	(108)	123,825	(3,380)
Corporate bonds	766	(3)	—	—	766	(3)
SBA pooled securities	1,471	(75)	—	—	1,471	(75)
	$159,613	$(6,651)	$9,882	$(118)	$169,495	$(6,769)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Available for sale securities:
Mortgage-backed securities, residential	$20,386	$(155)	$6	$(1)	$20,392	$(156)
Asset-backed securities	37	—	4,999	(1)	5,036	(1)
State and municipal	30	—	—	—	30	—
CLO Securities	22,707	(54)	—	—	22,707	(54)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$43,160	$(209)	$5,005	$(2)	$48,165	$(211)
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2022, the Company had 102 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Held to Maturity CLO Securities	2022	2021	2022	2021
Allowance for credit losses:
Beginning balance	$2,455	$1,859	$2,082	$2,026
Credit loss expense	(100)	(132)	273	(299)
Allowance for credit losses ending balance	$2,355	$1,727	$2,355	$1,727
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2022 and December 31, 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. At June 30, 2022, $5,258,000 of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	June 30, 2022	December 31, 2021
1-4 family residential	$—	$712
Commercial	6	6,618
Total loans held for sale	$6	$7,330
Loans held for sale exclude loans transferred to assets held for sale as part of a disposal group. For further information regarding loans transferred to assets held for sale as part of a disposal group, see Note 2 – Acquisitions and Divestitures.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$649,280	$650,900	$(1,620)	$632,775	$634,319	$(1,544)
Construction, land development, land	103,377	103,416	(39)	123,464	123,643	(179)
1-4 family residential	126,362	126,599	(237)	123,115	123,443	(328)
Farmland	70,272	70,661	(389)	77,394	77,905	(511)
Commercial	1,225,479	1,234,555	(9,076)	1,430,429	1,440,542	(10,113)
Factored receivables	1,596,282	1,601,310	(5,028)	1,699,537	1,703,936	(4,399)
Consumer	9,709	9,713	(4)	10,885	10,883	2
Mortgage warehouse	654,605	654,605	—	769,973	769,973	—
Total loans held for investment	4,435,366	$4,451,759	$(16,393)	4,867,572	$4,884,644	$(17,072)
Allowance for credit losses	(43,407)			(42,213)
	$4,391,959			$4,825,359
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $10,256,000 and $11,723,000 at June 30, 2022 and December 31, 2021, respectively, and (2) net deferred origination and factoring fees totaling $6,137,000 and $5,349,000 at June 30, 2022 and December 31, 2021, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $13,586,000 and $14,513,000 at June 30, 2022 and December 31, 2021, respectively, and was included in other assets on the Company's consolidated balance sheets.
At June 30, 2022 and December 31, 2021, the Company had $248,812,000 and $254,970,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At June 30, 2022 and December 31, 2021 the balance of the Over-Formula Advance Portfolio included in factored receivables was $9,216,000 and $10,077,000, respectively. These balances were fully reserved as of those respective dates.
At June 30, 2022 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We have commenced litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of June 30, 2022.
Loans with carrying amounts of $1,538,687,000 and $1,733,917,000 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity, Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended June 30, 2022
Commercial real estate	$3,527	$1,594	$—	$46	$5,167
Construction, land development, land	901	290	—	1	1,192
1-4 family residential	450	305	—	2	757
Farmland	121	369	—	—	490
Commercial	13,215	(407)	(260)	190	12,738
Factored receivables	22,471	(120)	(712)	573	22,212
Consumer	175	77	(96)	41	197
Mortgage warehouse	693	(39)	—	—	654
	$41,553	$2,069	$(1,068)	$853	$43,407

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended June 30, 2021
Commercial real estate	$6,823	$(2,422)	$—	$3	$4,404
Construction, land development, land	1,670	(181)	—	1	1,490
1-4 family residential	631	(62)	(25)	1	545
Farmland	699	(30)	—	—	669
Commercial	17,158	(1,678)	(8)	202	15,674
Factored receivables	19,716	2,643	(583)	47	21,823
Consumer	296	(59)	(90)	89	236
Mortgage warehouse	1,031	(178)	—	—	853
	$48,024	$(1,967)	$(706)	$343	$45,694

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Six Months Ended June 30, 2022
Commercial real estate	$3,961	$1,254	$(108)	$60	$5,167
Construction, land development, land	827	363	—	2	1,192
1-4 family residential	468	284	—	5	757
Farmland	562	(72)	—	—	490
Commercial	14,485	(1,014)	(984)	251	12,738
Factored receivables	20,915	2,115	(1,420)	602	22,212
Consumer	226	118	(207)	60	197
Mortgage warehouse	769	(115)	—	—	654
	$42,213	$2,933	$(2,719)	$980	$43,407

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Six months ended June 30, 2021
Commercial real estate	$10,182	$(5,786)	$—	$8	$4,404
Construction, land development, land	3,418	(1,918)	(12)	2	1,490
1-4 family residential	1,225	(740)	(25)	85	545

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Farmland	832	(163)	—	—	669
Commercial	22,040	(6,749)	(281)	664	15,674
Factored receivables	56,463	7,361	(42,086)	85	21,823
Consumer	542	(252)	(169)	115	236
Mortgage warehouse	1,037	(184)	—	—	853
	$95,739	$(8,431)	$(42,573)	$959	$45,694
The increase in required ACL during the three months ended June 30, 2022 is a function of net charge-offs of $215,000 and credit loss expense of $2,069,000. The increase in required ACL during the six months ended June 30, 2022 is a function of net charge-offs of $1,739,000 and credit loss expense of $2,933,000.
The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit and PPP), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments. The Company also forecasts prepayments speeds for use in the DCF models with higher prepayment speeds resulting in lower required ACL levels and vice versa for shorter prepayment speeds. These assumed prepayment speeds are based upon our historical prepayment speeds by loan type adjusted for the expected impact of the current interest rate environment. Generally, the impact of these assumed prepayment speeds is lesser in magnitude than the aforementioned loss driver assumptions.
For all DCF models at June 30, 2022, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2022, as compared to December 31, 2021, the Company forecasted an increase in national unemployment, a decrease in one-year percentage change in national retail sales, a decrease in one-year percentage change in the national home price index, and a decrease in one-year percentage change in national gross domestic product. At June 30, 2022 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected sustained levels in the first two projected quarters followed by a decline over the last two projected quarters to a level below recent actual periods. For percentage changes in national home price index and national gross domestic product, the Company projected declines over the last three projected quarters to levels below recent actual periods. At June 30, 2022, the Company slowed its historical prepayment speeds in response to the rising interest rate environment in the macro economy.
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
For the three months ended June 30, 2022, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $2,558,000. Changes in net new required specific reserves also increased the required ACL at June 30, 2022. Changes in loan volume and mix during the three months ended June 30, 2022 decreased the ACL during the period. Charge-offs had an insignificant impact on the change in required ACL during the three months ended June 30, 2022.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended June 30, 2021, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $1,847,000. Changes in loan volume and mix during the three months ended June 30, 2021 also decreased the ACL during the period. These decreases were partially offset by an increase in net new specific reserves. Charge-offs had an insignificant impact on the change in required ACL during the three months ended June 30, 2021.
For the six months ended June 30, 2022, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $1,541,000. Changes in net new required specific reserves also increased the required ACL at June 30, 2022. Changes in loan volume and mix during the six months ended June 30, 2022 decreased the ACL during the period. Net charge-offs during the period were $1,739,000.
For the six months ended June 30, 2021, in addition to the impact of changes to the ACL on acquired PCD Over-Formula Advances previously discussed, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $10,142,000. Further, the Company experienced a net reserve release of specific reserves on non-PCD loans. Changes in loan volume and mix during the six months ended June 30, 2021 also decreased the ACL during the period. Non-PCD-related charge-offs had an insignificant impact on the change in required ACL during the six months ended June 30, 2021.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
June 30, 2022
Commercial real estate	$2,037	$—	$—	$146	$2,183	$283
Construction, land development, land	152	—	—	—	152	—
1-4 family residential	1,455	—	—	55	1,510	80
Farmland	983	—	117	116	1,216	—
Commercial	223	—	4,575	1,725	6,523	1,897
Factored receivables	—	49,471	—	—	49,471	14,191
Consumer	—	—	—	183	183	18
Mortgage warehouse	—	—	—	—	—	—
Total	$4,850	$49,471	$4,692	$2,225	$61,238	$16,469
At June 30, 2022 the balance of the Over-Formula Advance Portfolio included in factored receivables was $9,216,000 and was fully reserved. At June 30, 2022 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
June 30, 2022
Commercial real estate	$566	$—	$16	$582	$648,698	$649,280	$—
Construction, land development, land	—	—	145	145	103,232	103,377	—
1-4 family residential	1,476	212	927	2,615	123,747	126,362	—
Farmland	141	—	553	694	69,578	70,272	—
Commercial	176	1,238	4,925	6,339	1,219,140	1,225,479	—
Factored receivables	46,043	14,192	38,679	98,914	1,497,368	1,596,282	38,679
Consumer	116	63	83	262	9,447	9,709	—
Mortgage warehouse	—	—	—	—	654,605	654,605	—
Total	$48,518	$15,705	$45,328	$109,551	$4,325,815	$4,435,366	$38,679

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2021
Commercial real estate	$1,021	$—	$16	$1,037	$631,738	$632,775	$—
Construction, land development, land	30	—	145	175	123,289	123,464	—
1-4 family residential	730	332	1,114	2,176	120,939	123,115	134
Farmland	378	154	977	1,509	75,885	77,394	—
Commercial	996	346	4,948	6,290	1,424,139	1,430,429	—
Factored receivables	70,109	18,302	39,134	127,545	1,571,992	1,699,537	39,134
Consumer	255	48	99	402	10,483	10,885	—
Mortgage warehouse	—	—	—	—	769,973	769,973	—
Total	$73,519	$19,182	$46,433	$139,134	$4,728,438	$4,867,572	$39,268
At June 30, 2022 and December 31, 2021, total past due Over-Formula Advances recorded in factored receivables was $9,216,000 and $10,077,000, respectively, all of which was considered past due 90 days or more. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition. At June 30, 2022 and December 31, 2021, the Misdirected Payments totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets at June 30, 2022. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Nonaccrual	Nonaccrual With No ACL	Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$1,906	$1,317	$2,025	$1,375
Construction, land development, land	152	152	964	964
1-4 family residential	1,494	1,438	1,683	1,582
Farmland	1,215	1,215	2,044	2,044
Commercial	5,881	3,067	8,078	3,910
Factored receivables	—	—	—	—
Consumer	183	125	240	159
Mortgage warehouse	—	—	—	—
	$10,831	$7,314	$15,034	$10,034
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Commercial real estate	$—	$8	$—	$8
Construction, land development, land	—	—	—	—
1-4 family residential	—	—	—	1
Farmland	—	—	—	6
Commercial	2	20	6	23
Factored receivables	—	—	—	—
Consumer	—	—	—	—
Mortgage warehouse	—	—	—	—
	$2	$28	$6	$38
There was no interest earned on nonaccrual loans during the three and six months ended June 30, 2022 and 2021.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans(1)	$10,831	$15,034
Factored receivables greater than 90 days past due	29,463	29,057
Other nonperforming factored receivables(2)	997	1,428
Troubled debt restructurings accruing interest	643	765
	$41,934	$46,284
(1)Includes troubled debt restructurings of $2,859,000 and $3,912,000 at June 30, 2022 and December 31, 2021, respectively.
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of June 30, 2022 and December 31, 2021, based on the most recent analysis performed, the risk category of loans is as follows:

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
June 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial real estate
Pass	$159,609	$165,100	$213,311	$35,879	$19,446	$43,806	$4,638	$—	$641,789
Classified	—	3,522	2,565	40	—	1,108	256	—	7,491
Total commercial real estate	$159,609	$168,622	$215,876	$35,919	$19,446	$44,914	$4,894	$—	$649,280

Construction, land development, land
Pass	$34,136	$33,901	$27,972	$4,446	$673	$748	$9	$—	$101,885
Classified	—	1,340	7	—	—	145	—	—	1,492
Total construction, land development, land	$34,136	$35,241	$27,979	$4,446	$673	$893	$9	$—	$103,377

1-4 family residential
Pass	$15,577	$23,796	$13,257	$8,628	$4,137	$23,987	$35,147	$271	$124,800
Classified	—	239	164	53	4	1,083	19	—	1,562
Total 1-4 family residential	$15,577	$24,035	$13,421	$8,681	$4,141	$25,070	$35,166	$271	$126,362

Farmland
Pass	$6,610	$12,925	$12,249	$6,372	$6,896	$22,297	$1,301	$233	$68,883
Classified	199	—	497	607	—	86	—	—	1,389
Total farmland	$6,809	$12,925	$12,746	$6,979	$6,896	$22,383	$1,301	$233	$70,272

Commercial
Pass	$182,667	$264,391	$201,907	$49,325	$9,454	$15,229	$473,418	$265	$1,196,656
Classified	1,532	11,792	5,518	2,548	68	109	7,256	—	28,823
Total commercial	$184,199	$276,183	$207,425	$51,873	$9,522	$15,338	$480,674	$265	$1,225,479

Factored receivables
Pass	$1,561,503	$—	$—	$—	$—	$—	$—	$—	$1,561,503
Classified	14,204	—	20,575	—	—	—	—	—	34,779
Total factored receivables	$1,575,707	$—	$20,575	$—	$—	$—	$—	$—	$1,596,282

Consumer
Pass	$2,161	$1,943	$1,244	$444	$410	$3,163	$161	$—	$9,526
Classified	—	3	1	—	—	179	—	—	183
Total consumer	$2,161	$1,946	$1,245	$444	$410	$3,342	$161	$—	$9,709

Mortgage warehouse
Pass	$654,605	$—	$—	$—	$—	$—	$—	$—	$654,605
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$654,605	$—	$—	$—	$—	$—	$—	$—	$654,605

Total loans
Pass	$2,616,868	$502,056	$469,940	$105,094	$41,016	$109,230	$514,674	$769	$4,359,647
Classified	15,935	16,896	29,327	3,248	72	2,710	7,531	—	75,719
Total loans	$2,632,803	$518,952	$499,267	$108,342	$41,088	$111,940	$522,205	$769	$4,435,366

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate
Pass	$211,088	$249,652	$50,223	$25,930	$47,447	$37,290	$4,595	$—	$626,225
Classified	2,879	3,358	41	—	16	—	256	—	6,550
Total commercial real estate	$213,967	$253,010	$50,264	$25,930	$47,463	$37,290	$4,851	$—	$632,775

Construction, land development, land
Pass	$56,764	$33,756	$4,744	$23,696	$1,199	$994	$8	$—	$121,161
Classified	2,150	8	—	—	—	145	—	—	2,303
Total construction, land development, land	$58,914	$33,764	$4,744	$23,696	$1,199	$1,139	$8	$—	$123,464

1-4 family residential
Pass	$26,840	$15,195	$9,485	$6,526	$8,591	$22,151	$32,210	$318	$121,316
Classified	273	233	53	6	64	1,089	81	—	1,799
Total 1-4 family residential	$27,113	$15,428	$9,538	$6,532	$8,655	$23,240	$32,291	$318	$123,115

Farmland
Pass	$14,387	$13,396	$7,892	$8,040	$10,040	$19,792	$1,317	$241	$75,105
Classified	199	612	593	333	128	298	126	—	2,289
Total farmland	$14,586	$14,008	$8,485	$8,373	$10,168	$20,090	$1,443	$241	$77,394

Commercial
Pass	$466,254	$332,746	$77,010	$18,940	$15,032	$7,704	$490,159	$49	$1,407,894
Classified	9,317	6,858	5,088	558	56	456	202	—	22,535
Total commercial	$475,571	$339,604	$82,098	$19,498	$15,088	$8,160	$490,361	$49	$1,430,429

Factored receivables
Pass	$1,667,922	$—	$—	$—	$—	$—	$—	$—	$1,667,922
Classified	10,826	20,789	—	—	—	—	—	—	31,615
Total factored receivables	$1,678,748	$20,789	$—	$—	$—	$—	$—	$—	$1,699,537

Consumer
Pass	$3,252	$1,794	$669	$553	$2,424	$1,882	$70	$—	$10,644
Classified	5	—	—	12	119	105	—	—	241
Total consumer	$3,257	$1,794	$669	$565	$2,543	$1,987	$70	$—	$10,885

Mortgage warehouse
Pass	$769,973	$—	$—	$—	$—	$—	$—	$—	$769,973
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$769,973	$—	$—	$—	$—	$—	$—	$—	$769,973

Total loans
Pass	$3,216,480	$646,539	$150,023	$83,685	$84,733	$89,813	$528,359	$608	$4,800,240
Classified	25,649	31,858	5,775	909	383	2,093	665	—	67,332
Total loans	$3,242,129	$678,397	$155,798	$84,594	$85,116	$91,906	$529,024	$608	$4,867,572
Troubled Debt Restructurings and Loan Modifications
The Company had troubled debt restructurings with an amortized cost of $3,502,000 and $4,677,000 as of June 30, 2022 and December 31, 2021, respectively. The Company had allocated $1,069,000 and $1,068,000 of allowance for those loans at June 30, 2022 and December 31, 2021, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings. The Company did not grant principal reductions on any restructured loans.

(Dollars in thousands)	Extended Amortization Period	Payment Deferrals	Protective Advances	Total Modifications	Number of Loans

Six months ended June 30, 2021
Commercial real estate	$—		$741	$741	1
There were no loans modified as troubled debt restructurings during the three and six months ended June 30, 2022 or during the three months ended June 30, 2021.
During the six months ended June 30, 2022, the Company had one loan modified as a troubled debt restructuring with a recorded investment of $521,000 for which there was payment default within twelve months following the modification. During the six months ended June 30, 2021, the Company had four loans modified as troubled debt restructurings with a recorded investment of $670,000 for which there were payment defaults within twelve months following the modification. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.
The following table summarizes the balance of loans modified for borrowers impacted by the COVID-19 pandemic.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Total modifications	—	—	—	10,459
These modifications primarily consisted of payment deferrals to assist customers. As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES act or Interagency Guidance, they are not considered troubled debt restructurings. The following table summarized the amortized cost of loans with payments currently in deferral and the accrued interest related to the loans with payments in deferral at June 30, 2022 and December 31, 2021:

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

June 30, 2022
Commercial real estate	$649,280	$—	—%	$—
Construction, land development, land	103,377	1,340	1.3%	5
1-4 family residential	126,362	—	—%	—
Farmland	70,272	—	—%	—
Commercial	1,225,479	—	—%	—
Factored receivables	1,596,282	—	—%	—
Consumer	9,709	—	—%	—
Mortgage warehouse	654,605	—	—%	—
Total	$4,435,366	$1,340	—%	$5

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Total Loans	Balance of Loans Currently in Deferral	Percentage of Portfolio	Accrued Interest Receivable

December 31, 2021
Commercial real estate	$632,775	$30,212	4.8%	$116
Construction, land development, land	123,464	1,340	1.1%	5
1-4 family residential	123,115	—	—%	—
Farmland	77,394	338	0.4%	3
Commercial	1,430,429	—	—%	—
Factored receivables	1,699,537	—	—%	—
Consumer	10,885	6	0.1%	—
Mortgage warehouse	769,973	—	—%	—
Total	$4,867,572	$31,896	0.7%	$124
Residential Real Estate Loans In Process of Foreclosure
At June 30, 2022 and December 31, 2021, the Company had $254,000 and $301,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Goodwill	$233,709	$233,727

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(33,649)	$9,929	$43,578	$(31,800)	$11,778
Software intangible assets	16,932	(4,586)	12,346	16,932	(2,469)	14,463
Other intangible assets	29,560	(14,878)	14,682	29,560	(12,672)	16,888
	$90,070	$(53,113)	$36,957	$90,070	$(46,941)	$43,129
The changes in goodwill and intangible assets during the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$269,119	$188,006	$276,856	$189,922
Acquired goodwill	—	73,697	—	73,697
Acquired intangible assets	—	27,292	—	27,292
Acquired goodwill - measurement period adjustment	—	—	(18)	59
Goodwill transferred to assets held for sale	—	—	(3,217)	—
Intangible assets transferred to assets held for sale	—	—	(1,394)	—
Goodwill transferred from assets held for sale	3,217	—	3,217	—
Intangible assets transferred from assets held for sale	1,394	—	1,394	—
Amortization of intangibles	(3,064)	(2,428)	(6,172)	(4,403)
Ending balance	$270,666	$286,567	$270,666	$286,567

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 — EQUITY METHOD INVESTMENT
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
Although the Company held less than 20% of the voting stock of WSI, the investment in common stock was initially accounted for using the equity method as the Company’s representation on WSI’s board of directors, which was disproportionately larger in size than the common stock investment held, demonstrated that it had significant influence over the investee.
On June 10, 2022, the Company entered into two separate agreements with WSI. First, the Company entered into an Affiliate Agreement. The Affiliate Agreement canceled the Company’s outstanding warrants and modified the structure of the existing operating agreement to be consistent with TriumphPay operating as an open loop payments network. By modifying the operating agreement, the Company’s Payments segment operations now have greater ability to operate in the freight shipper audit space. As a result of the Affiliate Agreement, the Company recognized a total loss on impairment of the warrants of $3,224,000, which represented the full book balance of the warrants on the date the Affiliate Agreement was executed. The impairment loss was included in other noninterest income on the Company's consolidated statements of income during the three and six months ended June 30, 2022.
Separately, the Company also entered into an Amended and Restated Investor Rights Agreement (the “Investor Rights Agreement”). The Investor Rights Agreement eliminated the Company’s representation on WSI’s board of directors making the Company a completely passive investor. The Investor Rights Agreement also provided for the Company’s purchase of an additional 10% of WSI’s common stock for $23,000,000 raising the Company’s ownership of WSI’s common stock to 18%. As a passive investor, the Company no longer holds significant influence over the investee and the investment in WSI’s common stock no longer qualifies for equity method accounting. The investment in WSI’s common stock is now accounted for as an equity investment without a readily determinable fair value measured under the measurement alternative. The measurement alternative requires the Company to remeasure its investment in the common stock of WSI only upon the execution of an orderly and observable transaction in an identical or similar instrument.
The Company's additional investment in WSI under the Investor Rights Agreement resulted in the Company discontinuing the equity method of accounting and qualified as an orderly and observable transaction for an identical investment in WSI, therefore the fair value of the Company's original 8% common stock investment was required to be adjusted from $4,925,000 at March 31, 2022 to $15,088,000, resulting in a gain of $10,163,000 that was recorded in other noninterest income on the Company's consolidated statements of income during the three and six months ended June 30, 2022.
The following table presents the Company’s investment in WSI:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Common stock	$38,088	$5,142
Warrants	—	3,224
Total investment	$38,088	$8,366
The investment is included in other assets on the Company’s consolidated balance sheets and is included in other assets on the Payment Segment’s balance sheets. All gains and losses related to the investment are included in the Payment segment’s operating results.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminated, or treatment of the derivative as a hedge is no longer appropriate or intended. During the three months ended March 31, 2022, the Company terminated its single derivative with a notional value totaling $200,000,000, resulting in a termination value of $9,316,000. During the three and six months ended June 31, 2022, the Company reclassified $232,000 and $465,000, respectively, into earnings through interest expense in the consolidated statements of income. On May 4, 2022, the Company terminated the hedged funding, incurring a termination fee of $732,000, which was recognized through interest expense in the consolidated statements of income, and reclassified the remaining $8,851,000 unrealized gain on the terminated derivative into earnings through other noninterest income in the consolidated statements of income.
The following table presents the pre-tax impact of the terminated cash flow hedge on AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Unrealized gains on terminated hedges
Beginning Balance	$9,083	$—	$—	$—
Unrealized gains arising during the period	—	—	9,316	—
Reclassification adjustments for amortization of unrealized (gains) into net income	(9,083)	—	(9,316)	—
Ending Balance	$—	$—	$—	$—
The Company did not have any derivative financial instruments at June 30, 2022. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2021:

	Derivative Assets
	As of December 31, 2021
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value Total
Derivatives designated as hedging instruments:
Interest rate swaps	$200,000	Other Assets	$6,164

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax:

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of (Gain) or Loss Recognized from AOCI into Income	Amount of (Gain) or Loss Reclassified from AOCI into Income	Amount of (Gain) or Loss Reclassified from AOCI into Income Included Component
(Dollars in thousands)
Three Months Ended June 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(6,939)	$(6,939)	Interest Expense, Noninterest Income	$(6,939)	$(6,939)

Three Months Ended June 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(429)	$(429)	Interest Expense	$22	$22

Six Months Ended June 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,705)	$(4,705)	Interest Expense, Noninterest Income	$(7,103)	$(7,103)

Six Months Ended June 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,377	$2,377	Interest Expense	$40	$40
NOTE 8 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $4,335,000 and $4,947,000 at June 30, 2022 and December 31, 2021, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 9 — LEGAL CONTINGENCIES
Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of June 30, 2022, will have no material effect on the Company’s consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10 — OFF-BALANCE SHEET LOAN COMMITMENTS
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$14,774	$505,448	$520,222	$26,029	$523,483	$549,512
Standby letters of credit	$11,501	$5,524	$17,025	$11,090	$5,409	$16,499
Commitments to purchase loans	$—	$127,358	$127,358	$—	$108,423	$108,423
Mortgage warehouse commitments	$—	$997,165	$997,165	$—	$823,060	$823,060
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At June 30, 2022 and December 31, 2021, the allowance for credit losses on off-balance sheet credit exposures totaled $4,278,000 and $4,082,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Credit loss expense (benefit)	$932	$293	$196	$(921)
NOTE 11 — FAIR VALUE DISCLOSURES
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
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2022	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$48,638	$—	$48,638
Asset-backed securities	—	6,551	—	6,551
State and municipal	—	15,023	—	15,023
CLO securities	—	142,251	—	142,251
Corporate bonds	—	1,268	—	1,268
SBA pooled securities	—	2,178	—	2,178
	$—	$215,909	$—	$215,909

Equity securities with readily determinable fair values
Mutual fund	$5,050	$—	$—	$5,050

Loans held for sale	$—	$6	$—	$6

Indemnification asset	$—	$—	$4,377	$4,377

Revenue share asset	$—	$—	$5,210	$5,210

Liabilities measured at fair value on a recurring basis
Return of premium liability	$—	$—	$708	$708

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$37,449	$—	$37,449
Asset-backed securities	—	6,764	—	6,764
State and municipal	—	26,825	—	26,825
CLO Securities	—	106,634	—	106,634
Corporate bonds	—	2,056	—	2,056
SBA pooled securities	—	2,698	—	2,698
	$—	$182,426	$—	$182,426

Equity securities with readily determinable fair values
Mutual fund	$5,504	$—	$—	$5,504

Loans held for sale	$—	$7,330	$—	$7,330

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$6,164	$—	$6,164

Indemnification asset	$—	$—	$4,786	$4,786
There were no transfers between levels during 2022 or 2021.
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At June 30, 2022 and December 31, 2021, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $4,608,000 and $5,038,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$4,582	$5,246	$4,786	$36,225
Indemnification asset recognized in business combination	—	—	—	—
Change in fair value of indemnification asset recognized in earnings	(205)	—	(409)	4,654
Indemnification reduction	—	—	—	(35,633)
Ending balance	$4,377	$5,246	$4,377	$5,246
On June 30, 2022, the Company entered into an agreement to sell a portfolio of factored receivables. The associated agreement contains a revenue share provision that entitles the Company to an amount equal to fifteen percent of the future gross monthly revenue of the clients associated with the sold factored receivable portfolio. The fair value of the revenue share asset is calculated each reporting period, and changes in the fair value of the revenue share asset are recorded in noninterest income in the consolidated statements of income. The revenue share asset fair value is considered a Level 3 classification. At June 30, 2022, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue as $7,719,000 and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset of $5,210,000. As the revenue share asset was recorded during the three months ended June 30, 2022, there was no difference between the opening balance and the closing balance of the fair value of the revenue share asset during the current period.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On June 23, 2022, the Company made the decision to sell and closed on the sale of a portfolio of equipment loans for cash consideration. The associated agreement contains a provision that in the event that a sold loan is prepaid in full prior to the due date of the final scheduled contractual payment, the Company will return a pro-rata portion of the premium calculated as of the date of such prepayment in full. The fair value of the return of premium liability is calculated each reporting period, and changes in the fair value of the return of premium liability are recorded in noninterest income in the consolidated statements of income. The return of premium liability is considered a Level 3 classification. At June 30, 2022, the fair value of the estimated premium expected to be returned to the purchaser for sold loans prepaid in full was $708,000 calculated as the difference between the discounted cash flows of each sold loan assuming no prepayments and the discounted cash flows of each sold loan assuming an 11% prepayment speed; consistent with management's expected prepayment speed. As the return of premium liability was recorded during the three months ended June 30, 2022, there was no difference between the opening balance and the closing balance of the fair value of the return of premium liability during the current period.
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2022	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$306	$306
1-4 family residential	—	—	27	27
Commercial	—	—	2,020	2,020
Factored receivables	—	—	35,280	35,280
Consumer	—	—	40	40
Other real estate owned (1)
1-4 family residential	—	—	41	41
Equity investment without readily determinable fair value	$38,088	$—	$—	$38,088
	$38,088	$—	$37,714	$75,802

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$366	$366
1-4 family residential	—	—	61	61
Commercial	—	—	2,435	2,435
Factored receivables	—	—	30,224	30,224
Consumer	—	—	60	60
Other real estate owned (1)
Commercial real estate	—	—	7	7
Construction, land development, land	—	—	63	63
	$—	$—	$33,216	$33,216
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
Equity Investment Without Readily Determinable Fair Value: Equity investments without a readily determinable fair value are measured under the measurement alternative. The measurement alternative requires the fair value of the investment to be adjusted upwards or downwards only upon the execution of an orderly and observable transaction in an identical or similar instrument. As the fair value measurement is based on an observable price change, it is classified in Level 1of the valuation hierarchy.
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at June 30, 2022 and December 31, 2021 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
June 30, 2022		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$724,237	$724,237	$—	$—	$724,237
Securities - held to maturity	4,335	—	—	5,790	5,790
Loans not previously presented, gross	4,397,693	167,575	—	4,172,858	4,340,433
FHLB and other restricted stock	6,169	N/A	N/A	N/A	N/A
Accrued interest receivable	14,563	14,563	—	—	14,563

Financial liabilities:
Deposits	4,782,334	—	4,773,774	—	4,773,774
Customer repurchase agreements	11,746	—	11,746	—	11,746
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	107,377	—	122,308	—	122,308
Junior subordinated debentures	40,876	—	42,344	—	42,344
Accrued interest payable	2,054	2,054	—	—	2,054

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2021		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$383,178	$383,178	$—	$—	$383,178
Securities - held to maturity	4,947	—	—	5,447	5,447
Loans not previously presented, gross	4,834,426	142,962	—	4,685,058	4,828,020
FHLB and other restricted stock	10,146	N/A	N/A	N/A	N/A
Accrued interest receivable	15,319	15,319	—	—	15,319

Financial liabilities:
Deposits	4,646,679	—	4,646,552	—	4,646,552
Customer repurchase agreements	2,103	—	2,103	—	2,103
Federal Home Loan Bank advances	180,000	—	180,000	—	180,000
Paycheck Protection Program Liquidity Facility	27,144	—	27,144	—	27,144
Subordinated notes	106,957	—	110,045	—	110,045
Junior subordinated debentures	40,602	—	41,286	—	41,286
Accrued interest payable	1,951	1,951	—	—	1,951
NOTE 12 — REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2022 and December 31, 2021, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2022 and December 31, 2021, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2022 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$806,684	15.9%	$405,879	8.0%	N/A	N/A
TBK Bank, SSB	$777,831	15.5%	$401,461	8.0%	$501,826	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$661,392	13.0%	$305,258	6.0%	N/A	N/A
TBK Bank, SSB	$741,811	14.8%	$300,734	6.0%	$400,979	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$575,516	11.3%	$229,188	4.5%	N/A	N/A
TBK Bank, SSB	$741,811	14.8%	$225,551	4.5%	$325,795	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$661,392	11.8%	$224,201	4.0%	N/A	N/A
TBK Bank, SSB	$741,811	13.2%	$224,791	4.0%	$280,989	5.0%

As of December 31, 2021
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$769,475	14.1%	$436,582	8.0%	N/A	N/A
TBK Bank, SSB	$698,286	12.9%	$433,046	8.0%	$541,307	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$628,094	11.5%	$327,701	6.0%	N/A	N/A
TBK Bank, SSB	$665,336	12.3%	$324,554	6.0%	$432,739	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$542,492	9.9%	$246,587	4.5%	N/A	N/A
TBK Bank, SSB	$665,336	12.3%	$243,416	4.5%	$351,600	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$628,094	11.1%	$226,340	4.0%	N/A	N/A
TBK Bank, SSB	$665,336	11.8%	$225,538	4.0%	$281,922	5.0%
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at June 30, 2022 and December 31, 2021. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At June 30, 2022 and December 31, 2021, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 13 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Bancorp, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	June 30, 2022	December 31, 2021
Shares authorized	50,000,000	50,000,000
Shares issued	28,300,816	28,261,680
Treasury shares	(3,843,039)	(3,102,801)
Shares outstanding	24,457,777	25,158,879
Par value per share	$0.01	$0.01
Stock Repurchase Programs
On February 7, 2022, the Company announced that its board of directors had authorized the Company to repurchase up to $50,000,000 of its outstanding common stock. This program was completed during the three months ended June 30, 2022, and on May 23, 2022, the Company announced that its board of directors had authorized the Company to repurchase up to an additional $75,000,000 of its outstanding common stock in open market transactions or through privately negotiated transactions at the Company’s discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. The repurchase program is authorized for a period of up to one year and does not require the Company to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion.
The following repurchases were made under these programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares repurchased into treasury stock	694,985	—	709,795	—
Average price of shares repurchased into treasury stock	$70.02	$—	$70.41	$—
Total cost of shares repurchased into treasury stock	$48,684,000	$—	$50,000,000	$—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $7,880,000 and $3,386,000 for the three months ended June 30, 2022 and 2021, respectively, and $12,832,000 and $4,736,000 for the six months ended June 30, 2022 and 2021, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the six months ended June 30, 2022 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	363,404	67.56
Granted	5,502	87.63
Vested	(119,234)	61.61
Forfeited	(2,904)	45.68
Nonvested at June 30, 2022	246,768	71.15
RSAs granted to employees under the Omnibus Incentive Plan typically vest over four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2022, there was $9,011,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 2.76 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2022 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	122,470	52.07
Granted	91,849	69.44
Vested	—	—
Forfeited	(535)	38.75
Nonvested at June 30, 2022	213,784	59.57
RSUs granted to employees under the Omnibus Incentive Plan typically vest over four to five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2022, there was $9,049,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 3.37 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2022 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	94,984	$43.68
Granted	33,276	84.22
Incremental shares earned	8,997	N/A
Vested	(20,996)	33.91
Forfeited	(535)	38.57
Nonvested at June 30, 2022	115,726	$56.38
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
The fair value of the Market Based PSUs granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021
Grant date	May 1, 2022	May 1, 2021
Performance period	3.00 years	3.00 years
Stock price	$69.44	$88.63
Triumph stock price volatility	55.17%	51.71%
Risk-free rate	2.84%	0.35%
As of June 30, 2022, there was $3,813,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.41 years.
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2022 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	259,383	$39.32
Granted	3,000	69.44
Vested	—	—
Forfeited	(7,551)	42.43
Nonvested at June 30, 2022	254,832	$39.58
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three and six months ended June 30, 2022, the Company recognized $4,328,000 and $5,135,000, respectively, of stock based compensation expense related to Performance based PSUs. As of June 30, 2022, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $7,631,000, and the remaining performance period over which the cost could be recognized was 0.50 years. No compensation cost was recorded during the three and six months ended June 30, 2021.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the six months ended June 30, 2022 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2022	166,755	$33.34
Granted	35,939	69.44
Exercised	(3,797)	26.12
Forfeited or expired	—	—
Outstanding at June 30, 2022	198,897	$40.00	6.66	$5,175

Fully vested shares and shares expected to vest at June 30, 2022	198,897	$40.00	6.66	$5,175

Shares exercisable at June 30, 2022	128,958	$29.10	5.40	$4,425
Information related to the stock options for the six months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021
Aggregate intrinsic value of options exercised	$280	$2,249
Cash received from option exercises	—	146
Tax benefit realized from option exercises	59	472
Weighted average fair value per share of options granted	$32.15	$35.37
Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Beginning in 2022, expected volatilities are determined based on the Company’s historical volatility. Prior to 2022, expected volatilities were determined based on a blend of the Company’s historical volatility and historical volatilities of a peer group of companies with a similar size, industry, stage of life cycle, and capital structure. The expected term of the options granted is determined based on the SEC simplified method, which calculates the expected term as the mid-point between the weighted average time to vesting and the contractual term. The risk-free interest rate for the expected term of the options is derived from the Treasury constant maturity yield curve on the valuation date.
The fair value of the stock options granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	2.77%	1.16%
Expected term	6.25 years	6.25 years
Expected stock price volatility	43.33%	39.26%
Dividend yield	—	—
As of June 30, 2022, there was $1,278,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.44 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employee Stock Purchase Plan
On April 1, 2019, the Company’s Board of Directors adopted the Triumph Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”) and reserved 2,500,000 shares of common stock for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. The first offering period commenced on February 1, 2021. During the six months ended June 30, 2022, 10,585 shares were issued under the plan. No shares were issued during the six months ended June 30, 2021.
NOTE 15 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Basic
Net income to common stockholders	$43,390	$27,180	$66,918	$60,302
Weighted average common shares outstanding	24,427,270	24,724,128	24,612,988	24,699,754
Basic earnings per common share	$1.78	$1.10	$2.72	$2.44
Diluted
Net income to common stockholders	$43,390	$27,180	$66,918	$60,302
Weighted average common shares outstanding	24,427,270	24,724,128	24,612,988	24,699,754
Dilutive effects of:
Assumed exercises of stock options	89,443	134,358	99,402	133,219
Restricted stock awards	144,526	139,345	189,492	156,029
Restricted stock units	85,934	73,155	91,236	70,236
Performance stock units - market based	115,825	134,313	127,694	131,240
Performance stock units - performance based	—	—	—	—
Employee stock purchase program	3,575	3,708	2,173	2,563
Average shares and dilutive potential common shares	24,866,573	25,209,007	25,122,985	25,193,041
Diluted earnings per common share	$1.74	$1.08	$2.66	$2.39
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	52,878	16,939	52,878	16,939
Restricted stock awards	6,348	—	6,348	209,040
Restricted stock units	15,000	—	15,000	17,757
Performance stock units - market based	45,296	13,520	45,296	13,520
Performance stock units - performance based	254,832	265,625	254,832	265,625
Employee stock purchase program	—	—	—	—
NOTE 16 — REVENUE FROM CONTRACTS WITH CUSTOMERS
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Descriptions of the Company's significant revenue-generating activities within the scope of Topic 606, which are included in non-interest income in the Company's consolidated statements of income, are as follows:
•Service charges on deposits. Service charges on deposits primarily consists of fees from the Company's deposit customers for account maintenance, account analysis, and overdraft services. Account maintenance fees and analysis fees are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.
•Card income. Card income primarily consists of interchange fees. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized when the transaction processing services are provided to the cardholder.
•Net OREO gains (losses) and valuation adjustments. The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.
•Fee income. Fee income for the Banking and Factoring segments primarily consists of transaction-based fees, including wire transfer fees, ACH and check fees, early termination fees, and other fees, earned from the Company's banking and factoring customers. Transaction based fees are recognized at the time the transaction is executed as that is the point in time the Company satisfies its performance obligations.
Fee income for the Payments segment includes TriumphPay payment and audit fees. These fees totaled $3,381,000 and $1,075,000 for the three months ended June 30, 2022 and 2021, respectively, and $6,610,000 and $1,156,000 for the six months ended June 30, 2022 and 2021, respectively. These fees are transaction based and are recognized at the time the transaction is executed as that is the point in time that the Company satisfies its performance obligations.
•Insurance commissions. Insurance commissions are earned for brokering insurance policies. The Company's primary performance obligations for insurance commissions are satisfied and revenue is recognized when the brokered insurance policies are executed.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 17 — BUSINESS SEGMENT INFORMATION
The following table presents the Company’s operating segments. The accounting policies of the reportable segments substantially the same as those described in the "Summary of Significant Accounting Policies" in Note 1 of the Company's 2021 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments based on Federal Home Loan Bank advance rates.  Credit loss expense is allocated based on the segment’s allowance for credit losses determination. Noninterest income and expense directly attributable to a segment are assigned to it. The majority of salaries and benefits expense for the Company's executive leadership team as well as certain other selling, general, and administrative shared services costs are allocated to the Banking segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC.

(Dollars in thousands)
Three months ended June 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$46,239	$55,854	$4,172	$42	$106,307
Intersegment interest allocations	2,188	(2,079)	(109)	—	—
Total interest expense	3,020	—	—	1,859	4,879
Net interest income (expense)	45,407	53,775	4,063	(1,817)	101,428
Credit loss expense (benefit)	3,120	64	(184)	(99)	2,901
Net interest income after credit loss expense	42,287	53,711	4,247	(1,718)	98,527
Noninterest income	22,312	15,521	10,309	18	48,160
Noninterest expense	48,385	22,123	17,663	436	88,607
Net income (loss) before income tax expense	$16,214	$47,109	$(3,107)	$(2,136)	$58,080

(Dollars in thousands)
Three months ended June 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$47,356	$44,653	$2,675	$4	$94,688
Intersegment interest allocations	2,723	(2,584)	(139)	—	—
Total interest expense	2,610	—	—	1,796	4,406
Net interest income (expense)	47,469	42,069	2,536	(1,792)	90,282
Credit loss expense (benefit)	(4,335)	2,444	218	(133)	(1,806)
Net interest income after credit loss expense	51,804	39,625	2,318	(1,659)	92,088
Noninterest income	10,018	2,742	1,083	53	13,896
Noninterest expense	41,860	17,174	10,842	922	70,798
Net income (loss) before income tax expense	$19,962	$25,193	$(7,441)	$(2,528)	$35,186

(Dollars in thousands)
Six months ended June 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$88,422	$112,228	$9,004	$88	$209,742
Intersegment interest allocations	4,045	(3,854)	(191)	—	—
Total interest expense	4,623	—	—	3,612	8,235
Net interest income (expense)	87,844	108,374	8,813	(3,524)	201,507
Credit loss expense (benefit)	250	2,013	170	969	3,402
Net interest income after credit loss expense	87,594	106,361	8,643	(4,493)	198,105
Noninterest income	28,307	17,392	13,551	31	59,281
Noninterest expense	90,093	43,512	31,996	1,570	167,171
Net income (loss) before income tax expense	$25,808	$80,241	$(9,802)	$(6,032)	$90,215

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)
Six months ended June 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$97,912	$80,477	$4,644	$8	$183,041
Intersegment interest allocations	5,665	(5,359)	(306)	—	—
Total interest expense	6,152	—	—	3,587	9,739
Net interest income (expense)	97,425	75,118	4,338	(3,579)	173,302
Credit loss expense (benefit)	(16,788)	6,927	510	(300)	(9,651)
Net interest income after credit loss expense	114,213	68,191	3,828	(3,279)	182,953
Noninterest income	17,768	9,153	1,156	110	28,187
Noninterest expense	81,314	33,327	14,977	2,072	131,690
Net income (loss) before income tax expense	$50,667	$44,017	$(9,993)	$(5,241)	$79,450
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
June 30, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,620,770	$1,614,369	$340,357	$1,024,081	$(2,644,070)	$5,955,507
Gross loans	$3,990,481	$1,450,447	$145,835	$—	$(1,151,397)	$4,435,366

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,568,826	$1,679,495	$293,212	$1,009,998	$(2,595,281)	$5,956,250
Gross loans	$4,444,136	$1,546,361	$153,176	$700	$(1,276,801)	$4,867,572

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of June 30, 2022, we had consolidated total assets of $5.956 billion, total loans held for investment of $4.435  billion, total deposits of $4.781 billion and total stockholders’ equity of $874.3 million.
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

At June 30, 2022, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Business Capital. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the six months ended June 30, 2022, our Banking segment generated 43% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 48% of our total revenue, our Payments segment generated 8% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
Second Quarter 2022 Overview
Net income available to common stockholders for the three months ended June 30, 2022 was $43.4 million, or $1.74 per diluted share, compared to net income to common stockholders for the three months ended June 30, 2021 of $27.2 million, or $1.08 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $29.5 million, or $1.17 per diluted share, for the three months ended June 30, 2021. For the three months ended June 30, 2022, our return on average common equity was 20.78% and our return on average assets was 3.02%.
Net income available to common stockholders for the six months ended June 30, 2022 was $66.9 million, or $2.66 per diluted share, compared to net income available to common stockholders for the six months ended June 30, 2021 of $60.3 million, or $2.39 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $62.6 million, or $2.48 per diluted share, for the six months ended June 30, 2021. For the six months ended June 30, 2022, our return on average common equity was 16.13% and our return on average assets was 2.36%.
At June 30, 2022, we had total assets of $5.956 billion, including gross loans held for investment of $4.435 billion, compared to $5.956 billion of total assets and $4.868 billion of gross loans held for investment at December 31, 2021. Total loans held for investment decreased $432.2 million during the six months ended June 30, 2022. Our Banking loans, which constitute 64% of our total loan portfolio at June 30, 2022, decreased from $3.168 billion in aggregate as of December 31, 2021 to $2.839 billion as of June 30, 2022, a decrease of 10.4%. Our Factoring factored receivables, which constitute 33% of our total loan portfolio at June 30, 2022, decreased from $1.546 billion in aggregate as of December 31, 2021 to $1.450 billion as of June 30, 2022, a decrease of 6.2%. The period end balance of Factoring factored receivables was impacted by our decision to sell certain factored receivables (discussed in 2022 Items of Note) during the period. Our Payments factored receivables, which constitute 3% of our total loan portfolio at June 30, 2022, decreased from $153.2 million in aggregate as of December 31, 2021 to $145.8 million as of June 30, 2022, a decrease of 4.8%.
At June 30, 2022, we had total liabilities of $5.081 billion, including total deposits of $4.781 billion, compared to $5.097 billion of total liabilities and $4.647 billion of total deposits at December 31, 2021. Deposits increased $134.2 million during the six months ended June 30, 2022.
At June 30, 2022, we had total stockholders' equity of $874.3 million. During the six months ended June 30, 2022, total stockholders’ equity increased $15.4 million, primarily due to our net income during the period, offset in part by our treasury stock purchases made under our share repurchase program. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 13.04% and 15.91%, respectively, at June 30, 2022.
The total dollar value of invoices purchased by Triumph Business Capital during the three months ended June 30, 2022 was $4.024 billion with an average invoice size of $2,332. The average transportation invoice size for the three months ended June 30, 2022 was $2,176. This compares to invoice purchase volume of $3.068 billion with an average invoice size of $2,189 and average transportation invoice size of $2,090 during the same period a year ago.
TriumphPay processed 4.4 million invoices paying Carriers a total of $6.034 billion during the three months ended June 30, 2022. This compares to processed volume of 3.2 million invoices for a total of $3.427 billion during the same period a year ago.

2022 Items of Note
Equipment Loan Sale
During the quarter ended June 30, 2022, we made the decision to sell and closed on the sale of a portfolio of equipment loans. Equipment loans totaling $191.2 million were sold resulting in a gain on sale of loans of $3.9 million.
The gain on sale, net of transaction costs, was included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income and was allocated to the Banking segment.
Factored Receivable Disposal Group
During the quarter ended March 31, 2022, we made the decision to sell a portfolio of non-transportation factored receivables, net of customer reserves, (the "Factored Receivable Disposal Group"). As a result, the Factored Receivable Disposal Group was classified as assets and deposits held for sale on the unaudited March 31, 2022 Consolidated Balance Sheet. As the fair value of the Factored Receivable Disposal Group exceeded the corresponding cost basis, the Factored Receivable Disposal Group was classified as held for sale at cost with no impact to earnings except for the reversal of the allowance for credit loss associated with the factored receivables. Factored receivables totaling $80.8 million and customer reserves totaling $10.4 million were transferred to assets held for sale and deposits held for sale, respectively, during the three months ended March 31, 2022. During the three months ended June 30, 2022, Factored Receivable Disposal Group factored receivables totaling $67.9 million and customer reserves totaling $9.7 million were sold resulting in a gain on sale of loans of $13.2 million. Factored receivables totaling $24.4 million and customer reserves totaling $1.4 million remain classified as assets held for sale and deposits held for sale, respectively, at June 30, 2022.
The gain on sale, net of transaction costs, was included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income and was allocated to the Factoring segment.
Branch Disposal Group
During the quarter ended March 31, 2022, we made the decision to sell 15 branches primarily located in rural eastern Colorado and western Kansas (the “Branch Disposal Group”). The gross assets and deposits of the Branch Disposal Group were classified as held for sale on the unaudited March 31, 2022 Consolidated Balance Sheet. During the quarter ended June 30, 2022, there was a change in circumstances and we made the decision to terminate the sale process completely (including all marketing activities) and retain the branches indefinitely. The gross assets and deposits of the Branch Disposal Group were returned to held for investment at their carrying amounts less depreciation and amortization expense that would have been recognized had the disposal group been continuously classified as held for investment.
For further information on the above transactions, see Note 2 – Acquisitions and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
Interest rate swap termination
During the three months ended March 31, 2022, we terminated our single derivative with a notional value totaling $200.0 million, resulting in a termination value of $9.3 million. On May 4, 2022, we terminated the associated hedged funding, incurring a termination fee of $0.7 million which was recognized through interest expense in the consolidated statements of income, and reclassified the remaining $8.9 million unrealized gain on the terminated derivative into earnings through other noninterest income in the consolidated statements of income.
The gains and losses associated with this transaction were allocated to the Banking segment.
For further information on the above transaction, see Note 7 – Derivative Financial Instruments in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
Equity Method Investment
On October 17, 2019, we made a minority equity investment of $8.0 million in Warehouse Solutions Inc. (“WSI”), purchasing 8% of the common stock of WSI and receiving warrants to purchase an additional 10% of the common stock of WSI upon exercise of the warrants at a later date. WSI provides technology solutions to help reduce supply chain costs for a global client base across multiple industries.

Although we held less than 20% of the voting stock of WSI, the investment in common stock was initially accounted for using the equity method as our representation on WSI’s board of directors, which was disproportionately larger in size than the common stock investment held, demonstrated that we had significant influence over the investee.
On June 10, 2022, we entered into two separate agreements with WSI. First, we entered into an Affiliate Agreement. The Affiliate Agreement canceled our outstanding warrants in exchange for cancellation of an exclusivity clause included in the original investment agreement executed during 2019. By cancelling the exclusivity clause, our Payments segment operations now have greater ability to operate in the freight shipper audit space. As a result of the Affiliate Agreement, we recognized a total loss on impairment of the warrants of $3.2 million, which represented the full book balance of the warrants on the date the Affiliate Agreement was executed. The impairment loss was included in other noninterest income in the consolidated statements of income during the three and six months ended June 30, 2022.
Separately, we also entered into an Amended and Restated Investor Rights Agreement (the “Investor Rights Agreement”). The Investor Rights Agreement eliminated our representation on WSI’s board of directors making us a completely passive investor. The Investor Rights Agreement also provided for our purchase of an additional 10% of WSI’s common stock for $23.0 million raising our ownership of WSI’s common stock to 18%. As a passive investor, we no longer hold significant influence over the investee and the investment in WSI’s common stock no longer qualifies for equity method accounting. The investment in WSI’s common stock is now accounted for as an equity investment without a readily determinable fair value measured under the measurement alternative. The measurement alternative requires us to remeasure our investment in the common stock of WSI only upon the execution of an orderly and observable transaction in an identical or similar instrument.
Our additional investment in WSI under the Investor Rights Agreement resulted in us discontinuing the equity method of accounting and qualified as an orderly and observable transaction for an identical investment in WSI, therefore the fair value of our original 8% common stock investment was required to be adjusted from $4.9 million at March 31, 2022 to $15.1 million, resulting in a gain of $10.2 million that was recorded in other noninterest income in the consolidated statements of income during the three and six months ended June 30, 2022.
The gains and losses associated with this transaction were allocated to the Payments segment.
For further information on the above transactions, see Note 6 – Equity Method Investment in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
Stock Repurchase Programs
On February 7, 2022, we announced that our board of directors had authorized us to repurchase up to $50.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions at our discretion. During the three and six months ended June 30, 2022, we repurchased into treasury stock under the stock repurchase program 694,985 shares at an average price of $70.02 for a total of $48.7 million and 709,795 shares at an average price of $70.41 for a total of $50.0 million, respectively, completing this stock repurchase program.
On May 23, 2022, we announced that our board of directors had authorized us to repurchase up to an additional $75.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions at our discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of our common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. The repurchase program is authorized for a period of up to one year and does not require us to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at our discretion. As of June 30, 2022, no share repurchases had been made under the May 23, 2022 plan.
Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the three months ended June 30, 2022.
At June 30, 2022, the carrying value of the acquired over-formula advances was $9.2 million, the total reserve on acquired over-formula advances was $9.2 million and the balance of our indemnification asset, the value of the payment that would be due to us from CVLG in the event that these over-advances are charged off, was $4.4 million.

As of June 30, 2022 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We have commenced litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of June 30, 2022. The full amount of such receivable is reflected in non-performing and past due factored receivables as of June 30, 2022 in accordance with our policy. As of June 30, 2022, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.
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
Trucking transportation

The second quarter saw a slight decline in over the road trucks utilization as slowing of the economy was reflected in the trucking industry. In what is seasonally a strong demand quarter, volumes were steady instead of the uptick usually seen. Spot rates continued a slow decline, but imputed fuel surcharge related to record diesel prices kept average invoice values fairly even with little downward movement in most of May and June.

While shipping rates are declining, there remains near record volumes of ships waiting at U.S. ports, not limited to California ports. The railroads have been metering capacity on certain lanes in an attempt to decongest their networks. This has benefited long-haul trucking segments with cross country volumes still strong in the second quarter. The potential for California port worker and national railroad worker strikes in early third quarter could have a material impact on trucking; however, warehouses are at capacity and, for example, Mexican plants were asked to slow production at the end of June.

The shipping rate decline has been muted by rising diesel prices. The spot market is a real time indicator that re-prices daily and thus, automatically adjusts for fuel costs. With fuel prices remaining elevated for the foreseeable future, we expect average invoice sizes to stay close to current levels, but we could see volumes decrease if the environment becomes more recessionary.
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
The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  While it appears that epidemiological and macroeconomic conditions are trending in a positive direction as of June 30, 2022, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of

COVID-19, and any potential resulting measures to curtail its spread, will have on the Company’s future operations, the Company is disclosing potentially material items of which it is aware.
Allowance for credit losses
Improving conditions around COVID-19 had an impact on our allowance for credit losses ("ACL") throughout the prior year as we experienced a decline in required reserves over that period. Pertaining to our June 30, 2022 financial condition and year to date results of operations, COVID-19 had little direct impact on required ACL levels. We have not yet experienced material charge-offs related to COVID-19. Our ACL calculation, and resulting provision for credit losses, are significantly impacted by changes in forecasted economic conditions. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required ACL and record additional credit loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.
Capital and liquidity
As of June 30, 2022, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an economic recession brought about by a resurgence in COVID-19 and/or resulting impacts of efforts used to curtail its spread, our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.
We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding can be volatile. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
Credit
While all industries experienced adverse impacts as a result of COVID-19 virus, we had no material exposure to loan categories that management considered to be "at-risk" of significant impact as of March 31, 2022.
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

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Income Statement Data:
Interest income	$106,307	$94,688	$209,742	$183,041
Interest expense	4,879	4,406	8,235	9,739
Net interest income	101,428	90,282	201,507	173,302
Credit loss expense (benefit)	2,901	(1,806)	3,402	(9,651)
Net interest income after credit loss expense (benefit)	98,527	92,088	198,105	182,953
Noninterest income	48,160	13,896	59,281	28,187
Noninterest expense	88,607	70,798	167,171	131,690
Net income (loss) before income taxes	58,080	35,186	90,215	79,450
Income tax expense (benefit)	13,888	7,204	21,694	17,545
Net income (loss)	$44,192	$27,982	$68,521	$61,905
Dividends on preferred stock	(802)	(802)	(1,603)	(1,603)
Net income available (loss) to common stockholders	$43,390	$27,180	$66,918	$60,302

Per Share Data:
Basic earnings (loss) per common share	$1.78	$1.10	$2.72	$2.44
Diluted earnings (loss) per common share	$1.74	$1.08	$2.66	$2.39
Weighted average shares outstanding - basic	24,427,270	24,724,128	24,612,988	24,699,754
Weighted average shares outstanding - diluted	24,866,573	25,209,007	25,122,985	25,193,041

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$1.74	$1.17	$2.66	$2.48
Adjusted weighted average shares outstanding - diluted	24,866,573	25,209,007	25,122,985	25,193,041

Performance ratios - Annualized:
Return on average assets	3.02%	1.84%	2.36%	2.06%
Return on average total equity	20.08%	14.27%	15.67%	16.28%
Return on average common equity	20.78%	14.70%	16.13%	16.85%
Return on average tangible common equity (1)	30.63%	20.92%	23.91%	23.52%
Yield on loans(2)	8.79%	7.77%	8.69%	7.51%
Cost of interest bearing deposits	0.41%	0.31%	0.32%	0.36%
Cost of total deposits	0.23%	0.20%	0.19%	0.24%
Cost of total funds	0.40%	0.34%	0.34%	0.38%
Net interest margin(2)	7.68%	6.47%	7.68%	6.27%
Efficiency ratio	59.23%	67.96%	64.10%	65.36%
Adjusted efficiency ratio (1)	59.23%	65.09%	64.10%	63.87%
Net noninterest expense to average assets	2.76%	3.75%	3.71%	3.45%
Adjusted net noninterest expense to average assets (1)	2.76%	3.55%	3.71%	3.35%

(Dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Balance Sheet Data:
Total assets	$5,955,507	$5,956,250
Cash and cash equivalents	724,237	383,178
Investment securities	225,294	192,877
Loans held for investment, net	4,391,959	4,825,359
Total liabilities	5,081,226	5,097,386
Noninterest bearing deposits	2,085,249	1,925,370
Interest bearing deposits	2,695,675	2,721,309
FHLB advances	30,000	180,000
Paycheck Protection Program Liquidity Facility	—	27,144
Subordinated notes	107,377	106,957
Junior subordinated debentures	40,876	40,602
Total stockholders’ equity	874,281	858,864
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	829,281	813,864

Per Share Data:
Book value per share	$33.91	$32.35
Tangible book value per share (1)	$22.84	$21.34
Shares outstanding end of period	24,457,777	25,158,879

Asset Quality ratios(3):
Past due to total loans	2.47%	2.86%
Nonperforming loans to total loans	0.95%	0.95%
Nonperforming assets to total assets	0.83%	0.92%
ACL to nonperforming loans	103.51%	91.20%
ACL to total loans	0.98%	0.87%
Net charge-offs to average loans(4)	0.04%	0.95%

Capital ratios:
Tier 1 capital to average assets	11.76%	11.11%
Tier 1 capital to risk-weighted assets	13.04%	11.51%
Common equity Tier 1 capital to risk-weighted assets	11.35%	9.94%
Total capital to risk-weighted assets	15.91%	14.10%
Total stockholders' equity to total assets	14.68%	14.42%
Tangible common stockholders' equity ratio (1)	9.83%	9.46%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Loan discount accretion	$3,556	$2,161	$5,092	$5,662
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the six months ended June 30, 2022 and the year ended December 31, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Net income available to common stockholders	$43,390	$27,180	$66,918	$60,302
Transaction costs	—	2,992	—	2,992
Tax effect of adjustments	—	(715)	—	(715)
Adjusted net income available to common stockholders	$43,390	$29,457	$66,918	$62,579
Weighted average shares outstanding - diluted	24,866,573	25,209,007	25,122,985	25,193,041
Adjusted diluted earnings per common share	$1.74	$1.17	$2.66	$2.48

Average total stockholders' equity	$882,505	$786,404	$881,732	$766,736
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	837,505	741,404	836,732	721,736
Average goodwill and other intangibles	(269,319)	(220,310)	(272,332)	(204,732)
Average tangible common equity	$568,186	$521,094	$564,400	$517,004

Net income available to common stockholders	$43,390	$27,180	$66,918	$60,302
Average tangible common equity	568,186	521,094	564,400	517,004
Return on average tangible common equity	30.63%	20.92%	23.91%	23.52%

Efficiency ratio:
Net interest income	$101,428	$90,282	$201,507	$173,302
Noninterest income	48,160	13,896	59,281	28,187
Operating revenue	149,588	104,178	260,788	201,489
Total noninterest expense	$88,607	$70,798	$167,171	$131,690
Transaction costs	—	(2,992)	—	(2,992)
Adjusted noninterest expense	$88,607	$67,806	$167,171	$128,698
Efficiency ratio	59.23%	65.09%	64.10%	63.87%

Net noninterest expense to average assets ratio:
Total noninterest expense	$88,607	$70,798	$167,171	$131,690
Transaction costs	—	(2,992)	—	(2,992)
Adjusted noninterest expense	88,607	67,806	167,171	128,698
Total noninterest income	48,160	13,896	59,281	28,187
Net noninterest expenses	$40,447	$53,910	$107,890	$100,511
Average total assets	$5,878,320	$6,093,805	$5,860,916	$6,053,826
Net noninterest expense to average assets ratio	2.76%	3.55%	3.71%	3.35%

(Dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Total stockholders' equity	$874,281	$858,864
Preferred stock	(45,000)	(45,000)
Total common stockholders' equity	829,281	813,864
Goodwill and other intangibles	(270,666)	(276,856)
Tangible common stockholders' equity	$558,615	$537,008
Common shares outstanding	24,457,777	25,158,879
Tangible book value per share	$22.84	$21.34

Total assets at end of period	$5,955,507	$5,956,250
Goodwill and other intangibles	(270,666)	(276,856)
Tangible assets at period end	$5,684,841	$5,679,394
Tangible common stockholders' equity ratio	9.83%	9.46%
Results of Operations
Three months ended June 30, 2022 compared with three months ended June 30, 2021.
Net Income
We earned net income of $44.2 million for the three months ended June 30, 2022 compared to net income of $28.0 million for the three months ended June 30, 2021, an increase of $16.2 million.
The results for the three months ended June 30, 2021 were impacted by $3.0 million of transaction costs associated with the HubTran acquisition reported as noninterest expense. Excluding the transaction costs, net of taxes, we earned adjusted net income of $30.3 million for the three months ended June 30, 2021. There were no such adjustments during the three months ended June 30, 2022. The adjusted increase in net income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 totaled $13.9 million and was driven by a $34.4 million increase in noninterest income and an $11.1 million increase in net interest income offset by an adjusted $20.8 million increase in noninterest expense, an adjusted $6.1 million increase in income tax expense and an increase of $4.7 million in credit loss expense.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities. Average balances and interest are inclusive of assets and deposits classified as held for sale.

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	343,210	787	0.92%	572,485	158	0.11%
Taxable securities	174,489	1,237	2.84%	165,786	967	2.34%
Tax-exempt securities	14,378	92	2.57%	33,451	220	2.64%
FHLB and other restricted stock	12,526	34	1.09%	9,518	27	1.14%
Loans (1)	4,753,893	104,157	8.79%	4,814,050	93,316	7.77%
Total interest earning assets	5,298,496	106,307	8.05%	5,595,290	94,688	6.79%
Noninterest earning assets:
Cash and cash equivalents	91,882			78,132
Other noninterest earning assets	487,942			420,383
Total assets	5,878,320			6,093,805
Interest bearing liabilities:
Deposits:
Interest bearing demand	874,503	536	0.25%	757,529	469	0.25%
Individual retirement accounts	81,678	106	0.52%	88,142	143	0.65%
Money market	545,508	280	0.21%	398,290	216	0.22%
Savings	516,924	201	0.16%	468,517	178	0.15%
Certificates of deposit	461,280	550	0.48%	664,478	1,157	0.70%
Brokered time deposits	101,270	302	1.20%	138,102	51	0.15%
Other brokered deposits	89,714	731	3.27%	685,397	256	0.15%
Total interest bearing deposits	2,670,877	2,706	0.41%	3,200,455	2,470	0.31%
Federal Home Loan Bank advances	155,549	316	0.81%	39,341	22	0.22%
Subordinated notes	107,263	1,302	4.87%	87,590	1,350	6.18%
Junior subordinated debentures	40,802	556	5.47%	40,251	446	4.44%
Other borrowings	5,844	(1)	(0.07)%	138,649	118	0.34%
Total interest bearing liabilities	2,980,335	4,879	0.66%	3,506,286	4,406	0.50%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,951,725			1,749,858
Other liabilities	63,755			51,257
Total equity	882,505			786,404
Total liabilities and equity	5,878,320			6,093,805
Net interest income		101,428			90,282
Interest spread (2)			7.39%			6.29%
Net interest margin (3)			7.68%			6.47%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
Average Banking loans	$3,014,573	$3,516,747
Average Factoring receivables	1,576,208	1,195,209
Average Payments receivables	163,112	102,094
Average total loans	$4,753,893	$4,814,050
Banking yield	5.87%	5.25%
Factoring yield	14.21%	14.99%
Payments yield	10.26%	10.51%
Total loan yield	8.79%	7.77%
We earned net interest income of $101.4 million for the three months ended June 30, 2022 compared to $90.3 million for the three months ended June 30, 2021, an increase of $11.1 million, or 12.3%, primarily driven by the following factors.
Interest income increased $11.6 million, or 12.3%, in spite of a decrease in average interest earning assets of $296.8 million, or 5.3%, and a decrease in average total loans of $60.2 million, or 1.2%. The average balance of our higher yielding Factoring factored receivables increased $381.0 million, or 31.9%, driving the majority of the increase in interest income along with an increase in average Payments factored receivables. This was partially offset by a decrease in average Banking loans of $502.2 million, or 14.3% due to decreases in the average balances of all Banking loan types except for general commercial and asset based lending. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $651.4 million for the three months ended June 30, 2022 compared to $789.0 million for the three months ended June 30, 2021. Further, included in our Banking loans were PPP loans with a carrying amounts of $4.5 million and $135.3 million at June 30, 2022 and June 30, 2021, respectively. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit. We recognized discount accretion on purchased loans of $3.6 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively.
Interest expense increased $0.5 million, or 10.7%, despite a decrease in average interest-bearing liabilities. More specifically, average total interest bearing deposits decreased $529.6 million, or 16.5%. Average noninterest bearing demand deposits grew $201.9 million. The increase in interest expense was driven by higher average rates discussed below.
Net interest margin increased to 7.68% for the three months ended June 30, 2022 from 6.47% for the three months ended June 30, 2021, an increase of 121 basis points or 18.7%.
The increase in our net interest margin was impacted by an increase in our yield on interest earning assets of 126 basis points to 8.05% for the three months ended June 30, 2022. This increase was primarily driven by higher yields on loans which increased 102 basis points to 8.79% for the same period. Factoring yield decreased period over period; however, average Factoring factored receivables as a percentage of the total loan portfolio increased significantly which had a meaningful upward impact on total loan yield. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, were 95% and 91% of our Factoring portfolio at June 30, 2022 and 2021, respectively. Banking yields also increased period over period while Payments yields decreased. Non-loan yields had little impact on our yield on interest earning assets.
The increase in our net interest margin was also impacted by an increase in our average cost of interest bearing liabilities of 16 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	June 30, 2022 vs. 2021
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$1,155	$(526)	$629
Taxable securities	208	62	270
Tax-exempt securities	(6)	(122)	(128)
FHLB and other restricted stock	(1)	8	7
Loans	12,159	(1,318)	10,841
Total interest income	13,515	(1,896)	11,619
Interest bearing liabilities:
Interest bearing demand	(5)	72	67
Individual retirement accounts	(29)	(8)	(37)
Money market	(12)	76	64
Savings	4	19	23
Certificates of deposit	(365)	(242)	(607)
Brokered time deposits	361	(110)	251
Other brokered deposits	5,329	(4,854)	475
Total interest bearing deposits	5,283	(5,047)	236
Federal Home Loan Bank advances	58	236	294
Subordinated notes	(287)	239	(48)
Junior subordinated debentures	102	8	110
Other borrowings	(142)	23	(119)
Total interest expense	5,014	(4,541)	473
Change in net interest income	$8,501	$2,645	$11,146
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
The following table presents the major categories of credit loss expense:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Credit loss expense (benefit) on loans	$2,069	$(1,967)	$4,036	205.2%
Credit loss expense (benefit) on off balance sheet credit exposures	932	293	639	218.1%
Credit loss expense (benefit) on held to maturity securities	(100)	(132)	32	24.2%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$2,901	$(1,806)	$4,707	260.6%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At June 30, 2022 and March 31, 2022, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended June 30, 2022. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2022 and December 31, 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2022 and March 31, 2022, the Company carried $6.7 million and $6.9 million of these HTM securities at amortized cost, respectively. The required ACL on these balances was $2.4 million at June 30, 2022 and $2.5 million at March 31, 2022 resulting in a benefit to credit loss expense of $0.1 million during the current quarter. Credit loss expense during the three months ended June 30, 2021 was a benefit of $0.1 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2022. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $43.4 million as of June 30, 2022, compared to $42.2 million as of December 31, 2021, representing an ACL to total loans ratio of 0.98% and 0.87% respectively.
Our credit loss expense on loans increased $4.0 million, or 205.2%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
During the three months ended June 30, 2022, we decreased our reserve on Over-Formula Advance clients reflecting payment made during the quarter. This resulted in a benefit to credit loss expense of $0.4 million. We continue to reserve the full balance of the Over-Formula Advance clients at June 30, 2022 which totals $9.2 million.
The increased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at June 30, 2021 which resulted in a benefit to credit loss expense of $1.8 million for the three months ended June 30, 2021. During the three months ended June 30, 2022 the Company forecasted some deterioration in the loss factors as well as slower prepayment speeds which resulted in credit loss expense of $2.6 million. See further discussion in the allowance for credit loss section below.
The increased credit loss expense was also driven by changes in net new specific reserves (including reserves on Over-Formula Advances) which resulted in $1.4 million and $0.7 million of credit loss expense for the three months ended June 30, 2022 and 2021, respectively.
Changes in loan volume and mix resulted in a benefit to credit loss expense of $1.6 million during the three months ended June 30, 2022 compared to a benefit of $0.7 during the same period a year prior.
Net charge-offs were $0.2 million for the three months ended June 30, 2022 and approximately $0.5 million of the gross charge-off balance had been reserved in a prior period. Net charge-offs were $0.4 million for the three months ended June 30, 2021 and approximately $0.5 million of the gross charge-off balance had been reserved in a prior period.
Credit loss expense for off balance sheet credit exposures increased $0.6 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed and changes to outstanding commitments to fund period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Service charges on deposits	$1,664	$1,857	$(193)	(10.4)%
Card income	2,080	2,225	(145)	(6.5)%
Net OREO gains (losses) and valuation adjustments	18	(287)	305	106.3%
Net gains (losses) on sale or call of securities	2,514	1	2,513	N/M
Net gains (losses) on sale of loans	17,269	1,019	16,250	1,594.7%
Fee income	6,273	4,470	1,803	40.3%
Insurance commissions	1,346	1,272	74	5.8%
Other	16,996	3,339	13,657	409.0%
Total noninterest income	$48,160	$13,896	$34,264	246.6%
Noninterest income increased $34.3 million, or 246.6%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities increased $2.5 million due to gains on the sale of certain available for sale CLOs during the three months ended June 30, 2022.
•Net gains (losses) on sale of loans. Net gains (losses) on sale of loans increased $16.3 million due to the aforementioned gain on sale of factored receivables of $13.2 million and gain on sale of equipment loans of $3.9 million during the three months ended June 30, 2022.
•Fee income. Fee income increased $1.8 million, or 40.3%, due to a $2.3 million increase in payment fees earned by TriumphPay during the three months ended June 30, 2022 compared to the same period a year ago. The fees were primarily a result of the acquired operations of HubTran during June of the prior year. Additionally, wire fees increased $0.5 million period over period. These increases were partially offset by a combined $1.2 million of early termination fees charged to two customers during the three months ended June 30, 2021 that did not repeat during the current year. There were no other significant changes within the components of fee income.
•Other. Other noninterest income increased $13.7 million, or 409.0%, primarily due to a gain of $8.9 million on the aforementioned termination of an interest rate swap recognized during the three months ended June 30, 2022. During that same period, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and additional investment in WSI common stock. These increases were partially offset by a $1.5 million recovery during the three months ended June 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. There were no other significant changes within the components of other noninterest income.

Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$54,257	$41,658	$12,599	30.2%
Occupancy, furniture and equipment	6,507	6,112	395	6.5%
FDIC insurance and other regulatory assessments	382	500	(118)	(23.6)%
Professional fees	3,607	5,052	(1,445)	(28.6)%
Amortization of intangible assets	3,064	2,428	636	26.2%
Advertising and promotion	1,785	1,241	544	43.8%
Communications and technology	9,820	6,028	3,792	62.9%
Travel and entertainment	1,423	960	463	48.2%
Other	7,762	6,819	943	13.8%
Total noninterest expense	$88,607	$70,798	$17,809	25.2%
Noninterest expense increased $17.8 million, or 25.2%. Noninterest expense for the three months ended June 30, 2021 was impacted by $3.0 million of transaction costs associated with the HubTran acquisition. Excluding the HubTran acquisition costs, we incurred adjusted noninterest expense of $67.8 million for the three months ended June 30, 2021, resulting in an adjusted increase in noninterest expense of $20.8 million, or 30.7%, period over period. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $12.6 million, or 30.2%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce increased period over period due in part due to the acquisition of HubTran, but also organic growth within the Company. Our average full-time equivalent employees were 1,365.3 and 1,190.5 for the three months ended June 30, 2022 and 2021, respectively. Further, accruals for bonus expense were $2.0 million higher period over period reflecting strong operating results through the first half of 2022 and stock based compensation expense increased $4.5 million period over period. Additionally, compensation paid to temporary contract labor increased $1.6 million period over period. Sales commissions, primarily related to our operations at Triumph Business Capital and TriumphPay, decreased $0.8 million period over period.
•Professional Fees. Professional fees decreased $1.4 million, or 28.6%, primarily due to a $3.0 million of transaction costs associated with the acquisition of HubTran during 2021 offset by the professional fees paid on the equipment loan and factored receivable sales during the three months ended June 30, 2022.
•Amortization of Intangible Assets. Amortization of intangible assets increased $0.6 million, or 26.2%, primarily due to the additional intangibles recorded through the acquisition of HubTran during June 2021.
•Advertising and Promotion. Advertising and promotion increased $0.5 million, or 43.8%, primarily due increased activity in this area period over period.
•Communication and Technology. Communication and technology increased $3.8 million, or 62.9%, primarily as a result of increased spending on IT consulting and IT license and software maintenance to develop efficiency in our operations and improve the functionality of the TriumphPay platform period over period.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $0.9 million, or 13.8% despite a $0.8 million decrease in other loan related expenses period over period. There were no other significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.

Income tax expense increased $6.7 million, from $7.2 million for the three months ended June 30, 2021 to $13.9 million for the three months ended June 30, 2022. The effective tax rate was 24% for the three months ended June 30, 2022, compared to 20% for the three months ended June 30, 2021. The prior period effective tax rate was impacted by restricted stock and stock option activity as well as amended return benefit.
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
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2021 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments based on Federal Home Loan Bank advance rates. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it. The majority of salaries and benefits expense for our executive leadership team as well as other selling, general, and administrative shared services costs are allocated to the Banking segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended June 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$46,239	$55,854	$4,172	$42	$106,307
Intersegment interest allocations	2,188	(2,079)	(109)	—	—
Total interest expense	3,020	—	—	1,859	4,879
Net interest income (expense)	45,407	53,775	4,063	(1,817)	101,428
Credit loss expense (benefit)	3,120	64	(184)	(99)	2,901
Net interest income after credit loss expense	42,287	53,711	4,247	(1,718)	98,527
Noninterest income	22,312	15,521	10,309	18	48,160
Noninterest expense	48,385	22,123	17,663	436	88,607
Net income (loss) before income tax expense	$16,214	$47,109	$(3,107)	$(2,136)	$58,080

(Dollars in thousands)
Three Months Ended June 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$47,356	$44,653	$2,675	$4	$94,688
Intersegment interest allocations	2,723	(2,584)	(139)	—	—
Total interest expense	2,610	—	—	1,796	4,406
Net interest income (expense)	47,469	42,069	2,536	(1,792)	90,282
Credit loss expense (benefit)	(4,335)	2,444	218	(133)	(1,806)
Net interest income after credit loss expense	51,804	39,625	2,318	(1,659)	92,088
Noninterest income	10,018	2,742	1,083	53	13,896
Noninterest expense	41,860	17,174	10,842	922	70,798
Net income (loss) before income tax expense	$19,962	$25,193	$(7,441)	$(2,528)	$35,186

(Dollars in thousands)
June 30, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,620,770	$1,614,369	$340,357	$1,024,081	$(2,644,070)	$5,955,507
Gross loans	$3,990,481	$1,450,447	$145,835	$—	$(1,151,397)	$4,435,366

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,568,826	$1,679,495	$293,212	$1,009,998	$(2,595,281)	$5,956,250
Gross loans	$4,444,136	$1,546,361	$153,176	$700	$(1,276,801)	$4,867,572
Banking

(Dollars in thousands)	Three Months Ended June 30,
Banking	2022	2021	$ Change	% Change
Total interest income	$46,239	$47,356	$(1,117)	(2.4)%
Intersegment interest allocations	2,188	2,723	(535)	(19.6)%
Total interest expense	3,020	2,610	410	15.7%
Net interest income (expense)	45,407	47,469	(2,062)	(4.3)%
Credit loss expense (benefit)	3,120	(4,335)	7,455	172.0%
Net interest income after credit loss expense	42,287	51,804	(9,517)	(18.4)%
Other noninterest income	22,312	10,018	12,294	122.7%
Noninterest expense	48,385	41,860	6,525	15.6%
Operating income (loss)	$16,214	$19,962	$(3,748)	(18.8)%
Our Banking segment’s operating income decreased $3.7 million, or 18.8%.
Total interest income decreased $1.1 million, or 2.4%, at our Banking segment primarily as a result of decreases in the majority of the balances of our interest earning assets, primarily loans. Average loans in our Banking segment, excluding intersegment loans, decreased 14.3% from $3.517 billion for the three months ended June 30, 2021 to $3.015 billion for the three months ended June 30, 2022. The decrease in average loan balances reflects decreases in average commercial real estate, construction, 1-4 family residential, farmland, paycheck protection program, agriculture, equipment, liquid credit, consumer and mortgage warehouse loans. The decrease in interest income was partially offset by an increase in yields on interest earning assets at our Banking segment.
Interest expense increased despite a decrease in average interest-bearing liabilities including a decrease in average total interest bearing deposits period over period. This increase was driven by higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $2.2 million for the three months ended June 30, 2022 compared to a benefit to credit loss expense on loans of $4.6 million for the three months ended June 30, 2021. The increase in credit loss expense was primarily the result of slower projected prepayment speeds and deterioration of the loss driver assumptions that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses at our Banking segment.

Changes in volume and rate also contributed to the increase in provision expense period over period. We also recorded more specific reserves at our Banking segment during the three months ended June 30, 2022 compared to the same period a year ago. Charge-off activity did not have a significant impact on the increase in credit loss expense period over period.
Credit loss expense for off balance sheet credit exposures increased $0.6 million from $0.3 million for the three months ended June 30, 2021 to $0.9 million for the three months ended June 30, 2022, primarily due to the changes in the assumptions used to project the loss rates previously discussed and changes to outstanding commitments to fund period over period.
Noninterest income at our Banking segment increased due to $2.5 million of gains on the sales of certain available for sale CLOs as well as the $3.9 million gain on sale of equipment loans during the three months ended June 30, 2022. Further, we recognized a gain of $8.9 million on the termination of an interest rate swap during the same period. These increases were partially offset by a $1.5 million recovery during the three months ended June 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. There were no other significant changes within the components of other noninterest income at our Banking segment.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Banking segment were insignificant period over period. It should be noted that the majority of our executive leadership team's salary and employee benefits expense as well as other selling, general, and administrative shared services costs are allocated to the Banking segment.
During the three months ended June 30, 2022, the aggregate outstanding balances of our banking products decreased $329.0 million, or 10.4%, to $2.839 billion as of June 30, 2022. See the Financial Condition section below for further discussion of changes in loan balances:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Banking
Commercial real estate	$649,280	$632,775
Construction, land development, land	103,377	123,464
1-4 family residential	126,362	123,115
Farmland	70,272	77,394
Commercial - General	319,660	295,662
Commercial - Paycheck Protection Program	4,538	27,197
Commercial - Agriculture	60,150	70,127
Commercial - Equipment	431,366	621,437
Commercial - Asset-based lending	239,505	281,659
Commercial - Liquid Credit	170,260	134,347
Consumer	9,709	10,885
Mortgage Warehouse	654,605	769,973
Total banking loans	$2,839,084	$3,168,035
Factoring

(Dollars in thousands)	Three Months Ended June 30,
Factoring	2022	2021	$ Change	% Change
Total interest income	$55,854	$44,653	$11,201	25.1%
Intersegment interest allocations	(2,079)	(2,584)	505	19.5%
Total interest expense	—	—	—	—
Net interest income (expense)	53,775	42,069	11,706	27.8%
Credit loss expense (benefit)	64	2,444	(2,380)	(97.4)%
Net interest income (expense) after credit loss expense	53,711	39,625	14,086	35.5%
Noninterest income	15,521	2,742	12,779	466.0%
Noninterest expense	22,123	17,174	4,949	28.8%
Net income (loss) before income tax expense	$47,109	$25,193	$21,916	87.0%

	Three Months Ended June 30,
	2022	2021
Factored receivable period end balance	$1,474,852,000	$1,284,314,000
Yield on average receivable balance	14.21%	14.99%
Current quarter charge-off rate	—%	0.04%
Factored receivables - transportation concentration	94%	91%

Interest income, including fees	$55,854,000	$44,653,000
Non-interest income(1)	15,521,000	2,742,000
Factored receivable total revenue	71,375,000	47,395,000
Average net funds employed	1,409,312,000	1,072,405,000
Yield on average net funds employed	20.31%	17.73%

Accounts receivable purchased	$4,023,569,000	$3,068,262,000
Number of invoices purchased	1,725,721	1,401,695
Average invoice size	$2,332	$2,189
Average invoice size - transportation	$2,176	$2,090
Average invoice size - non-transportation	$6,469	$4,701
Metrics above include assets and deposits held for sale.
(1) Non-interest income for the three months ended June 30, 2022 includes a $13.2 million gain on sale of a portfolio of factored receivables, which contributed 3.76% to the yield on average net funds employed for the quarter.
Our Factoring segment’s operating income increased $21.9 million, or 87.0%.
Our average invoice size increased 6.5% from $2,189 for the three months ended June 30, 2021 to $2,332 for the three months ended June 30, 2022, and the number of invoices purchased increased 23.1% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 31.4% during the three months ended June 30, 2022 compared to the same period in 2021. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size. Those, in turn, resulted from historically high freight volume in a reduced capacity market. See further discussion under the Recent Developments: Trucking Transportation section. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets and competitive pricing pressure; however, those negative factors were somewhat mitigated by high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration, calculated based on receivables held for investment and held for sale, was at 91% at June 30, 2021 and 94% at June 30, 2022.
The period over period decrease in credit loss expense at our Factoring segment is primarily due to a decrease driven by changes in volume and mix during the comparative periods. Additionally, increases in required specific reserves on factored receivables at our Factoring segment were lesser in magnitude during the current period. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period. Net charge-offs at our Factoring segment during the three months ended June 30, 2022 were less than $0.1 million compared to $0.5 million during the same period a year ago.
The increase in noninterest income at our Factoring segment was primarily due to the aforementioned $13.2 million gain on sale of factored receivables during the three months ended June 30, 2022. The increase was partially offset by a combined $1.2 million of early termination fees charged to two customers during the three months ended June 30, 2021 that did not repeat during the current year. There were no other material fluctuations in noninterest income at our Factoring segment.
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

Payments

(Dollars in thousands)	Three Months Ended June 30,
Payments	2022	2021	$ Change	% Change
Total interest income	$4,172	$2,675	$1,497	56.0%
Intersegment interest allocations	(109)	(139)	30	21.6%
Total interest expense	—	—	—	—%
Net interest income (expense)	4,063	2,536	1,527	60.2%
Credit loss expense (benefit)	(184)	218	(402)	(184.4)%
Net interest income after credit loss expense	4,247	2,318	1,929	83.2%
Noninterest income	10,309	1,083	9,226	851.9%
Noninterest expense	17,663	10,842	6,821	62.9%
Net income (loss) before income tax expense	$(3,107)	$(7,441)	$4,334	58.2%

	Three Months Ended June 30,
	2022	2021
Factored receivable period end balance	$145,835,000	$113,985,000

Interest income	$4,172,000	$2,675,000
Noninterest income(1)	10,309,000	1,083,000
Total revenue	$14,481,000	$3,758,000

Operating income (loss)	$(3,107,000)	$(7,441,000)
Interest expense	109,000	139,000
Depreciation and software amortization expense	103,000	68,000
Intangible amortization expense	1,477,000	497,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(1,418,000)	$(6,737,000)
Transaction costs	$—	$2,992,000
Adjusted earnings (losses) before interest, taxes, depreciation, and amortization(2)	$(1,418,000)	$(3,745,000)

Number of invoices processed	4,388,711	3,165,119
Amount of payments processed	$6,033,898,000	$3,426,808,000
Conforming invoice volume	118,580	—
Conforming payment volume	$253,312,000	$—
(1)June 30, 2022 non-interest income includes a $10.2 million gain on an equity investment and a $3.2 million loss on impairment of warrants.
(2)Earnings (losses) before interest, taxes, depreciation, and amortization ("EBITDA") is a non-GAAP financial measure used as a supplemental measure to evaluate the performance of our Payments segment. Adjusted EBITDA excludes material gains and expenses related to merger and acquisition-related activities and is a non-GAAP financial measure used to provide meaningful supplemental information regarding the segment's operational performance and to enhance investors' overall understanding of such financial performance by removing the volatility associated with certain acquisition-related items that are unrelated to our core business.
Our Payments segment's operating loss decreased $4.3 million, or 58.2%.
The number of invoices processed by our Payments segment increased 38.7% from 3,165,119 for the three months ended June 30, 2021 to 4,388,711 for the three months ended June 30, 2022, and the amount of payments processed increased 76.1% from $3.427 billion for the three months ended June 30, 2021 to $6.034 billion for the three months ended June 30, 2022.

We began processing conforming transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “conforming transaction.” All conforming transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. In recognition of these benefits, we will charge a network fee tied to conforming transactions. During the three months ended June 30, 2022, we processed 118,580 conforming invoices representing a conforming payment volume of $253.3 million.
Net interest income increased due to increased factoring activity at our Payments segment slightly offset by decreased yields period over period. Noninterest income increased due to a $2.3 million increase in payment fees earned by TriumphPay during the three months ended June 30, 2022 compared to the same period a year ago. The fees were primarily a result of the acquired operations of HubTran during June of the prior year. Additionally, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and additional investment in WSI common stock.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense driven by increased headcount, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Additionally at our Payments segment, IT expense increased $0.9 million, amortization of the intangible assets acquired in the HubTran acquisition increased $1.0 million, and professional fees decreased $2.1 million. We continue to invest heavily in the operations of TriumphPay.
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
Corporate

(Dollars in thousands)	Three Months Ended June 30,
Corporate	2022	2021	$ Change	% Change
Total interest income	$42	$4	$38	950.0%
Intersegment interest allocations	—	—	—	—
Total interest expense	1,859	1,796	63	3.5%
Net interest income (expense)	(1,817)	(1,792)	(25)	(1.4)%
Credit loss expense (benefit)	(99)	(133)	34	25.6%
Net interest income (expense) after credit loss expense	(1,718)	(1,659)	(59)	(3.6)%
Other noninterest income	18	53	(35)	(66.0)%
Noninterest expense	436	922	(486)	(52.7)%
Net income (loss) before income tax expense	$(2,136)	$(2,528)	$392	15.5%
The Corporate segment reported an operating loss of $2.1 million for the three months ended June 30, 2022 compared to an operating loss of $2.5 million for the three months ended June 30, 2021. There were no material fluctuations in the operating results of our Corporate segment period over period.
Results of Operations
Six months ended June 30, 2022 compared with six months ended June 30, 2021
Net Income
We earned net income of $68.5 million for the six months ended June 30, 2022 compared to $61.9 million for the six months ended June 30, 2021, an increase of $6.6 million.

The results for the six months ended June 30, 2021 were impacted by $3.0 million of transaction costs associated with the HubTran acquisition reported as noninterest expense. Excluding the transaction costs and gain on sale, net of taxes, we earned adjusted net income of $64.2 million for the six months ended June 30, 2021. There were no such adjustments during the six months ended June 30, 2022. The adjusted increase in net income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 totaled $4.3 million and was driven by a $31.1 million increase in noninterest income and a $28.2 million increase in net interest income offset by a $38.5 million increase in adjusted noninterest expense, a $13.1 million increase in credit loss expense, and a $3.4 million increase in adjusted income tax expense.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest earning assets and interest expense paid on average interest bearing liabilities. Average balances and interest are inclusive of assets and deposits classified as held for sale.

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	$308,668	$915	0.60%	$525,641	$284	0.11%
Taxable securities	172,282	2,320	2.72%	177,531	2,395	2.72%
Tax-exempt securities	14,582	187	2.59%	34,081	442	2.62%
FHLB and other restricted stock	11,267	110	1.97%	8,163	103	2.54%
Loans (1)	4,783,709	206,210	8.69%	4,831,068	179,817	7.51%
Total interest earning assets	5,290,508	209,742	7.99%	5,576,484	183,041	6.62%
Noninterest earning assets:
Cash and cash equivalents	80,583			84,491
Other noninterest earning assets	489,825			392,851
Total assets	$5,860,916			$6,053,826
Interest bearing liabilities:
Deposits:
Interest bearing demand	$852,554	$979	0.23%	$729,798	$853	0.24%
Individual retirement accounts	82,182	210	0.52%	89,600	329	0.74%
Money market	542,050	561	0.21%	398,153	445	0.23%
Savings	513,346	393	0.15%	457,481	345	0.15%
Certificates of deposit	489,682	1,134	0.47%	714,583	3,112	0.88%
Brokered time deposits	60,065	305	1.02%	152,910	230	0.30%
Other brokered deposits	151,835	685	0.91%	743,878	528	0.14%
Total interest bearing deposits	2,691,714	4,267	0.32%	3,286,403	5,842	0.36%
Federal Home Loan Bank advances	109,972	354	0.65%	37,597	45	0.24%
Subordinated notes	107,151	2,601	4.90%	87,561	2,699	6.22%
Junior subordinated debentures	40,732	1,010	5.00%	40,188	888	4.46%
Other borrowings	5,469	3	0.11%	155,184	265	0.34%
Total interest bearing liabilities	2,955,038	8,235	0.56%	3,606,933	9,739	0.54%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,944,606			1,622,528
Other liabilities	79,540			57,629
Total equity	881,732			766,736
Total liabilities and equity	$5,860,916			$6,053,826
Net interest income		$201,507			$173,302
Interest spread (2)			7.43%			6.08%
Net interest margin (3)			7.68%			6.27%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Average Banking loans	$3,023,608	$3,619,252
Average Factoring receivables	1,595,230	1,122,492
Average Payments receivables	164,871	89,324
Average total loans	$4,783,709	$4,831,068
Banking yield	5.67%	5.28%
Factoring yield	14.19%	14.46%
Payments Yield	11.01%	10.48%
Total loan yield	8.69%	7.51%
We earned net interest income of $201.5 million for the six months ended June 30, 2022 compared to $173.3 million for the six months ended June 30, 2021, an increase of $28.2 million, or 16.3%, primarily driven by the following factors.
Interest income increased $26.7 million, or 14.6%, in spite of a decrease in total average interest earning assets of $286.0 million, or 5.1%, and a decrease in average total loans of $47.4 million, or 1.0%. The average balance of our higher yielding Factoring factored receivables increased $472.7 million, or 42.1%, driving the majority of the increase in interest income along with an increase in average Payments factored receivables. This was partially offset by a decrease in average Banking loans of $595.6 million, or 16.5% due to decreases in average commercial real estate, construction, 1-4 family residential, farmland, paycheck protection program, agriculture, liquid credit, consumer and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $644.1 million for the six months ended June 30, 2022 compared to $855.0 million for the six months ended June 30, 2021. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $5.1 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively.
Interest expense decreased $1.5 million, or 15.4%, and average interest bearing liabilities decreased $651.9 million, or 18.1%. More specifically, average total interest bearing deposits decreased $594.7 million, or 18.1%. Average noninterest bearing deposits grew $322.1 million. Average rates on interest bearing liabilities were relatively flat period over period.
Net interest margin increased to 7.68% for the six months ended June 30, 2022 from 6.27% for the six months ended June 30, 2021, an increase of 141 basis points, or 22.5%.
Our net interest margin was impacted by an increase in yield on our interest earning assets of 137 basis points to 7.99% for the six months ended June 30, 2022. This increase was primarily driven by higher yields on loans which increased 118 basis points to 8.69% for the same period. Factoring yield decreased period over period; however, average Factoring factored receivables as a percentage of the total loan portfolio increased significantly which had a meaningful upward impact on total loan yield. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 95% at June 30, 2022 compared to 91% at June 30, 2021. Banking and Payments yields also increased period over period and non-loan yields had little impact on our yield on interest earning assets.
The increase in our net interest margin was minimally impacted by an increase in our average cost of interest bearing liabilities of 2 basis points.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Six Months Ended
	June 30, 2022 vs. 2021
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$1,274	$(643)	$631
Taxable securities	(4)	(71)	(75)
Tax-exempt securities	(5)	(250)	(255)
FHLB and other restricted stock	(23)	30	7
Loans	28,434	(2,041)	26,393
Total interest income	29,676	(2,975)	26,701
Interest bearing liabilities:
Interest bearing demand	(15)	141	126
Individual retirement accounts	(100)	(19)	(119)
Money market	(33)	149	116
Savings	5	43	48
Certificates of deposit	(1,457)	(521)	(1,978)
Brokered time deposits	546	(471)	75
Other brokered deposits	2,828	(2,671)	157
Total interest bearing deposits	1,774	(3,349)	(1,575)
Federal Home Loan Bank advances	76	233	309
Subordinated notes	(574)	476	(98)
Junior subordinated debentures	109	13	122
Other borrowings	(180)	(82)	(262)
Total interest expense	1,205	(2,709)	(1,504)
Change in net interest income	$28,471	$(266)	$28,205
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
The following table presents the major categories of credit loss expense:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Credit loss expense on loans	$2,933	$(8,431)	$11,364	134.8%
Credit loss expense on off balance sheet credit exposures	196	(921)	1,117	121.3%
Credit loss expense on held to maturity securities	273	(299)	572	191.3%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$3,402	$(9,651)	$13,053	(135.3)%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2021 and June 30, 2022, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the six months ended June 30, 2022. The same was true for the same period in the prior year.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2022 and December 31, 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2022 and December 31, 2021, the Company carried $6.7 million and $7.0 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $2.4 million at June 30, 2022 and $2.1 million at December 31, 2021 and we recognized credit loss expense of $0.3 million during the six months ended June 30, 2022. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2022. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
At June 30, 2021 and December 31, 2020, the Company carried $7.4 million and $7.9 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $1.7 million at June 30, 2021 and $2.0 million at December 31, 2020 and we recognized a benefit to credit loss expense of $0.3 million during the six months ended June 30, 2021.
Our ACL on loans was $43.4 million as of June 30, 2022, compared to $42.2 million as of December 31, 2021, representing an ACL to total loans ratio of 0.98% and 0.87% respectively.
Our credit loss expense on loans increased $11.4 million, or 134.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
The Over-Formula Advances classified as factored receivables and deemed to be purchased credit deteriorated ("PCD") from Covenant had an impact on credit loss expense during the six months ended June 30, 2021. During that time, new adverse developments with the largest of the three Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41.3 million; however, this net charge-off had no impact on credit loss expense for the six months ended June 30, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $35.6 million of this charge-off by drawing on its secured line of credit which has been paid in full as of June 30, 2022. Given separate developments with the other two Over-Formula Advance clients, we reserved an additional $2.9 million reflected in credit loss expense during the six months ended June 30, 2021.
During the six months ended June 30, 2022, we decreased our reserve on Over-Formula Advance clients reflecting payment made during the quarter. This resulted in a benefit to credit loss expense of $0.9 million. We continue to reserve the full balance of the Over-Formula Advance clients at June 30, 2022 which totals $9.2 million.
The increased credit loss expense was primarily the result of projected improvement of the loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses at June 30, 2021 which resulted in a benefit to credit loss expense of $10.1 million for the six months ended June 30, 2021. During the six months ended June 30, 2022 the Company forecasted some deterioration in the loss factors as well as slower prepayment speeds which resulted in credit loss expense of $1.5 million. See further discussion in the allowance for credit loss section below.
Increased credit loss expense was also driven by charge-off activity. Net charge-offs were $1.7 million for the six months ended June 30, 2022 and approximately $0.7 million of the gross charge-off balance had been reserved in a prior period. Net charge-offs were $41.6 million for the six months ended June 30, 2021 and approximately $41.9 million of the gross charge-off balance had been reserved in a prior period.
Changes in loan volume and mix resulted in a benefit to credit loss expense of $2.1 million during the six months ended June 30, 2022 compared to a benefit of $0.5 during the same period a year prior.

Specific reserve activity, including reserves on Over-Formula Advance clients, did not have a material impact on the change in credit loss expense period over period.
Credit loss expense for off balance sheet credit exposures increased $1.1 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed and changes to outstanding commitments to fund period over period.
Noninterest Income
The following table presents our major categories of noninterest income:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Service charges on deposits	$3,627	$3,644	$(17)	(0.5%)
Card income	4,091	4,197	(106)	(2.5%)
Net OREO gains (losses) and valuation adjustments	(114)	(367)	253	68.9%
Net gains (losses) on sale or call of securities	2,514	1	2,513	N/M
Net gains (losses) on sale of loans	17,203	2,588	14,615	564.7%
Fee income	11,976	6,719	5,257	78.2%
Insurance commissions	3,018	2,758	260	9.4%
Other	16,966	8,647	8,319	96.2%
Total noninterest income	$59,281	$28,187	$31,094	110.3%
Noninterest income increased $31.1 million, or 110.3%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities increased $2.5 million due to gains on the sale of certain available for sale CLOs during the six months ended June 30, 2022.
•Net gains (losses) on sale of loans. Net gains (losses) on sale of loans increased $14.6 million, due to the aforementioned gain on sale of factored receivables of $13.2 million and gain on sale of equipment loans of $3.9 million during the six months ended June 30, 2022.
•Fee income. Fee income increased $5.3 million, or 78.2% primarily due to a $5.4 million increase in payment fees earned by TriumphPay during the six months ended June 30, 2022 compared to the same period a year ago. The fees were primarily a result of the acquired operations of HubTran during June of the prior year. Additionally, wire fees increased $1.0 million period over period. These increases were partially offset by a combined $1.2 million of early termination fees charged to two customers during the six months ended June 30, 2021 that did not repeat during the current year. There were no other significant changes within the components of fee income.
•Other. Other noninterest income increased $8.3 million, or 96.2% primarily due to a gain of $8.9 million on the aforementioned termination of an interest rate swap recognized during the six months ended June 30, 2022. During that same period, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and additional investment in WSI common stock. These increases were partially offset by a $1.5 million recovery during the six months ended June 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. Also offsetting the increases was a $4.7 million gain on our indemnification asset recognized during the six months ended June 30, 2021 compared to a write off of the indemnification asset of $0.4 million during the same period of the current year. There were no other significant changes within the components of other noninterest income.

Noninterest Expense
The following table presents our major categories of noninterest expense:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$100,541	$77,638	$22,903	29.5%
Occupancy, furniture and equipment	12,943	11,891	1,052	8.8%
FDIC insurance and other regulatory assessments	793	1,477	(684)	(46.3%)
Professional fees	7,266	7,597	(331)	(4.4%)
Amortization of intangible assets	6,172	4,403	1,769	40.2%
Advertising and promotion	2,987	2,131	856	40.2%
Communications and technology	18,932	11,928	7,004	58.7%
Travel and entertainment	2,524	1,373	1,151	83.8%
Other	15,013	13,252	1,761	13.3%
Total noninterest expense	$167,171	$131,690	$35,481	26.9%
Noninterest expense increased $35.5 million, or 26.9%. Noninterest expense for the six months ended June 30, 2021 was impacted by $3.0 million of transaction costs associated with the HubTran acquisition. Excluding the HubTran acquisition costs, we incurred adjusted noninterest expense of $128.7 million for the six months ended June 30, 2021, resulting in an adjusted increase in noninterest expense of $38.5 million, or 29.9%, period over period. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $22.9 million, or 29.5%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce increased period over period in part due to the acquisition of HubTran as well as organic growth within the Company. Our average full-time equivalent employees were 1,328.2 and 1,164.9 for the six months ended June 30, 2022 and 2021, respectively. Further, accruals for bonus expense were $1.2 million higher period over period reflecting strong operating results through the first half of 2022 and stock based compensation expense increased $8.1 million period over period. Additionally, compensation paid to temporary contract labor increased $2.2 million period over period. Sales commissions, primarily related to our operations at Triumph Business Capital and TriumphPay, increased $0.7 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.1 million, or 8.8%, primarily due to growth in our operations period over period.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments decreased $0.7 million, or 46.3%, primarily due to decreased assessments period over period.
•Amortization of intangible assets. Amortization of intangible assets increased $1.8 million, or 40.2%, primarily due to the additional intangibles recorded through the HubTran acquisition during the prior year.
•Advertising and Promotion. Advertising and promotion increased $0.9 million, or 40.2%, primarily due increased activity in this area period over period.
•Communications and Technology. Communications and technology expenses increased $7.0 million, or 58.7%, primarily as a result of increased spending on IT consulting and IT license and software maintenance to develop efficiency in our operations and improve the functionality of the TriumphPay platform period over period.
•Travel and entertainment. Travel and entertainment expenses increased $1.2 million, or 83.8%, primarily due to increased business development activity in this area period over period.
•Other. Other noninterest expense increased $1.8 million or 13.3%. despite a $1.0 million decrease in other loan related expenses period over period. There were no other significant increases or decreases in the individual components of other noninterest expense period over period

Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $4.1 million, or 23.6%, from $17.5 million for the six months ended June 30, 2021 to $21.7 million for the six months ended June 30, 2022. The effective tax rate was 24% for the six months ended June 30, 2022 and 22% for the six months ended June 30, 2021. The prior period effective tax rate was impacted by restricted stock and stock option activity as well as amended return benefit.
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
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2021 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments based on Federal Home Loan Bank advance rates. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned accordingly. The majority of salaries and benefits expense for our executive leadership team as well as other selling, general, and administrative shared services costs are allocated to the Banking segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by TBC.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Six Months Ended June 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$88,422	$112,228	$9,004	$88	$209,742
Intersegment interest allocations	4,045	(3,854)	(191)	—	—
Total interest expense	4,623	—	—	3,612	8,235
Net interest income (expense)	87,844	108,374	8,813	(3,524)	201,507
Credit loss expense (benefit)	250	2,013	170	969	3,402
Net interest income after credit loss expense	87,594	106,361	8,643	(4,493)	198,105
Noninterest income	28,307	17,392	13,551	31	59,281
Noninterest expense	90,093	43,512	31,996	1,570	167,171
Net income (loss) before income tax expense	$25,808	$80,241	$(9,802)	$(6,032)	$90,215

(Dollars in thousands)
Six Months Ended June 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$97,912	$80,477	$4,644	$8	$183,041
Intersegment interest allocations	5,665	(5,359)	(306)	—	—
Total interest expense	6,152	—	—	3,587	9,739
Net interest income (expense)	97,425	75,118	4,338	(3,579)	173,302
Credit loss expense (benefit)	(16,788)	6,927	510	(300)	(9,651)
Net interest income after credit loss expense	114,213	68,191	3,828	(3,279)	182,953
Noninterest income	17,768	9,153	1,156	110	28,187
Noninterest expense	81,314	33,327	14,977	2,072	131,690
Net income (loss) before income tax expense	$50,667	$44,017	$(9,993)	$(5,241)	$79,450

(Dollars in thousands)
June 30, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,620,770	$1,614,369	$340,357	$1,024,081	$(2,644,070)	$5,955,507
Gross loans	$3,990,481	$1,450,447	$145,835	$—	$(1,151,397)	$4,435,366

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,568,826	$1,679,495	$293,212	$1,009,998	$(2,595,281)	$5,956,250
Gross loans	$4,444,136	$1,546,361	$153,176	$700	$(1,276,801)	$4,867,572
Banking

(Dollars in thousands)	Six Months Ended June 30,			% Change
Banking	2022	2021	$ Change
Total interest income	$88,422	$97,912	$(9,490)	(9.7%)
Intersegment interest allocations	4,045	5,665	(1,620)	(28.6%)
Total interest expense	4,623	6,152	(1,529)	(24.9%)
Net interest income	87,844	97,425	(9,581)	(9.8%)
Credit loss expense (benefit)	250	(16,788)	17,038	101.5%
Net interest income after credit loss expense	87,594	114,213	(26,619)	(23.3%)
Noninterest income	28,307	17,768	10,539	59.3%
Noninterest expense	90,093	81,314	8,779	10.8%
Net income (loss) before income tax expense	$25,808	$50,667	$(24,859)	(49.1%)
Our Banking segment’s operating income decreased $24.9 million, or 49.1%.
Total interest income decreased $9.5 million, or 9.7%, primarily as a result of decreases in the balances of our interest earning assets, primarily loans. Average loans in our Banking segment, excluding intersegment loans, decreased 16.5% from $3.619 billion for the six months ended June 30, 2021 to $3.024 billion for the six months ended June 30, 2022. The decrease in interest income was also driven by a decrease in yields on interest earning assets at our Banking segment.
Interest expense decreased $1.5 million, or 24.9%. Average balance of interest bearing liabilities at our Banking segment decreased overall, and average total interest bearing deposits decreased $594.7 million, or 18.1%. Average rates on interest bearing liabilities at our Banking segment were relatively flat period over period.

Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $0.1 million for the six months ended June 30, 2022 compared to a benefit to credit loss expense on loans of $15.9 million for the six months ended June 30, 2021. The increase in credit loss expense was primarily the result of slower projected prepayment speeds and deterioration of the loss driver assumptions that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses at our Banking segment. Changes in volume and mix also contributed to the increase in provision expense period over period. We also recorded more specific reserves at our Banking segment during the six months ended June 30, 2022 compared to the same period a year ago. We recorded $0.2 million of net charge-offs at our Banking segment during the six months ended June 30, 2022 compared to a net recovery of $0.4 million during the same period a year ago.
Credit loss expense for off balance sheet credit exposures increased $1.1 million from a benefit of $0.9 million for the six months ended June 30, 2021 to $0.2 million for the six months ended June 30, 2022, primarily due to the changes in the assumptions used to project the loss rates previously discussed and changes to outstanding commitments to fund period over period.
Noninterest income at our Banking segment increased due to $2.5 million of gains on the sales of certain available for sale CLOs as well as the $3.9 million gain on sale of equipment loans during the six months ended June 30, 2022. Further, we recognized a gain of $8.9 million on the termination of an interest rate swap during the same period. These increases were partially offset by a $1.5 million recovery during the six months ended June 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. There were no other significant changes within the components of other noninterest income at our Banking segment.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Banking segment were insignificant period over period. It should be noted that the majority of our executive leadership team's salary and employee benefits expense as well as other selling, general, and administrative shared services costs are allocated to the Banking segment.
Factoring

(Dollars in thousands)	Six Months Ended June 30,
Factoring	2022	2021	$ Change	% Change
Total interest income	$112,228	$80,477	$31,751	39.5%
Intersegment interest allocations	(3,854)	(5,359)	1,505	28.1%
Total interest expense	—	—	—	—
Net interest income	108,374	75,118	33,256	44.3%
Credit loss expense (benefit)	2,013	6,927	(4,914)	(70.9%)
Net interest income after credit loss expense	106,361	68,191	38,170	56.0%
Noninterest income	17,392	9,153	8,239	90.0%
Noninterest expense	43,512	33,327	10,185	30.6%
Net income (loss) before income tax expense	$80,241	$44,017	$36,224	82.3%

	Six Months Ended June 30,
	2022	2021
Factored receivable period end balance	$1,474,852,000	$1,284,314,000
Yield on average receivable balance	14.19%	14.46%
Year to date charge-off rate(1)	0.05%	3.73%
Factored receivables - transportation concentration	94%	91%

Interest income, including fees	$112,228,000	$80,477,000
Non-interest income(2)	17,392,000	4,499,000
Factored receivable total revenue	129,620,000	84,976,000
Average net funds employed	1,430,530,000	1,004,842,000
Yield on average net funds employed	18.27%	17.05%

Accounts receivable purchased	$8,065,452,000	$5,560,730,000
Number of invoices purchased	3,329,733	2,590,373
Average invoice size	$2,422	$2,147
Average invoice size - transportation	$2,284	$2,037
Average invoice size - non-transportation	$5,984	$4,738
(1) Net charge-offs for the six months ended June 30, 2021 includes a $41.3 million charge-off related to the TFS acquisition, which contributed approximately 3.67% to the net charge-off rate for the period.
(2) Non-interest income for the six months ended June 30, 2022 includes a $13.2 million gain on sale of a portfolio of factored receivables, which contributed 1.86% to the yield on average net funds employed for the period.
Non-interest income for the six months ended June 30, 2021 excludes $4.7 million of income recognized on our indemnification asset resulting from the amended TFS acquisition agreement.
Our Factoring segment’s operating income increased $36.2 million, or 82.3%.
Our average invoice size increased 12.8% from $2,147 for the six months ended June 30, 2021 to $2,422 for the six months ended June 30, 2022 and the number of invoices purchased increased 28.5% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 42.4% during the six months ended June 30, 2022 compared to the same period in 2021. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size. Those, in turn, resulted from historically high freight volume in a reduced capacity market. See further discussion under the Recent Developments: Trucking Transportation section. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets and competitive pricing pressure; however, those negative factors were somewhat mitigated by high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration, calculated based on receivables held for investment and held for sale, was at 91% at June 30, 2021 and 94% at June 30, 2022.
The period over period decrease in credit loss expense at our Factoring segment is primarily due to a decrease in net new specific reserves required on our factoring portfolio period over period. Such increase in specific reserves for the six months ended June 30, 2021 was impacted by an additional $2.9 million reserve on our Over-Formula Advances during that period. The period over period decrease in credit loss expense at our Factoring segment was also driven by a decreased impact of changes in volume during the comparative periods. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period. Net charge-offs at our Factoring segment during the six months ended June 30, 2022 were $0.7 million compared to $41.9 million during the same period a year ago. Net charge-offs during the six months ended June 30, 2021 reflect the aforementioned $41.3 million net charge-off of Over-Formula Advances which was fully reserved in a period prior to charge-off.
The increase in noninterest income at our Factoring segment was primarily due to the aforementioned $13.2 million gain on sale of factored receivables during the six months ended June 30, 2022. The increase was partially offset by a combined $1.2 million of early termination fees charged to two customers during the six months ended June 30, 2021 that did not repeat during the current year. Also offsetting the increase was a $4.7 million gain on our indemnification asset recognized during the six months ended June 30, 2021 compared to a write off of the indemnification asset of $0.4 million during the same period of the current year. There were no other material fluctuations in noninterest income at our Factoring segment.

Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Remaining fluctuations in the individual components of noninterest expense at our Factoring segment were insignificant period over period.
Payments

(Dollars in thousands)	Six Months Ended June 30,
Payments	2022	2021	$ Change	% Change
Total interest income	$9,004	$4,644	$4,360	93.9%
Intersegment interest allocations	(191)	(306)	115	37.6%
Total interest expense	—	—	—	—%
Net interest income	8,813	4,338	4,475	103.2%
Credit loss expense (benefit)	170	510	(340)	(66.7)%
Net interest income after credit loss expense	8,643	3,828	4,815	125.8%
Noninterest income	13,551	1,156	12,395	1072.2%
Noninterest expense	31,996	14,977	17,019	113.6%
Net income (loss) before income tax expense	$(9,802)	$(9,993)	$191	1.9%

	Six Months Ended
	2022	2021
Factored receivable period end balance	$145,835,000	$113,985,000

Interest income	$9,004,000	$4,644,000
Noninterest income	13,551,000	1,156,000
Total revenue	$22,555,000	$5,800,000

Operating income (loss)	$(9,802,000)	$(9,993,000)
Interest expense	191,000	306,000
Depreciation and software amortization expense	211,000	133,000
Intangible amortization expense	2,967,000	497,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(6,433,000)	$(9,057,000)
Transaction costs	$—	$2,992,000
Adjusted earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(6,433,000)	$(6,065,000)

Number of invoices processed	8,366,885	5,694,792
Amount of payments processed	$11,734,747,000	$5,728,440,000
Conforming invoice volume	170,762	—
Conforming payment volume	$382,881,000	$—
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
Our Payments segment continues to pursue large factors and brokers with positive traction. Many payments companies begin with a long-term goal of capturing a level of their total addressable market that is less than what we already facilitate in ours. While growth will be non-linear due to the timing nuances and larger volumes of any new large brokers, we see a path to facilitating over 40% of the brokered freight industry’s payment volume exiting 2024. We continue to capture share with a product that lifts an entire industry. Brokers, factors and carriers alike all benefit from improvements in efficiencies, transparency, security, and accuracy.
Our Payments segment's operating loss decreased $0.2 million, or 1.9%.

The number of invoices processed by our Payments segment increased 46.9% from 5,694,792 for the six months ended June 30, 2021 to 8,366,885 for the six months ended June 30, 2022, and the amount of payments processed increased 104.9% from $5.728 billion for the six months ended June 30, 2021 to $11.735 billion for the six months ended June 30, 2022.
We began processing conforming transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “conforming transaction.” All conforming transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. In recognition of these benefits, we will charge a network fee tied to conforming transactions. During the six months ended June 30, 2022, we processed 170,762 conforming invoices representing a conforming payment volume of $382.9 million.
Net interest income increased due to increased factoring activity at our Payments segment and increased yields period over period. Noninterest income increased due to a $5.4 million increase in payment fees earned by TriumphPay during the six months ended June 30, 2022 compared to the same period a year ago. The fees were primarily a result of the acquired operations of HubTran during June of the prior year. Additionally, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and additional investment in WSI common stock.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense driven by increased headcount, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Additionally at our Payments segment, IT expense increased $2.3 million and amortization of the intangible assets acquired in the HubTran acquisition increased $2.5 million. Further, travel and entertainment expenses increased $0.5 million reflecting our emphasis of client growth and business development. These increases were partially offset by a decrease in professional fees of $1.3 million resulting from the acquisition of HubTran in the prior period. We continue to invest heavily in the operations of TriumphPay.
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
Corporate

(Dollars in thousands)	Six Months Ended June 30,			% Change
Corporate	2022	2021	$ Change
Total interest income	$88	$8	$80	1,000.0%
Intersegment interest allocations	—	—	—	—
Total interest expense	3,612	3,587	25	0.7%
Net interest income (expense)	(3,524)	(3,579)	55	1.5%
Credit loss expense (benefit)	969	(300)	1,269	423.0%
Net interest income (expense) after credit loss expense	(4,493)	(3,279)	(1,214)	(37.0%)
Noninterest income	31	110	(79)	(71.8%)
Noninterest expense	1,570	2,072	(502)	(24.2%)
Net income (loss) before income tax expense	$(6,032)	$(5,241)	$(791)	(15.1%)
The Corporate segment reported an operating loss of $6.0 million for the six months ended June 30, 2022 compared to an operating loss of $5.2 million for the six months ended June 30, 2021. This was primarily due to increased credit loss expense on our HTM CLOs previously discussed in the Credit Loss Expense section. Additionally, during the six months ended June 30, 2022, management charged off a $0.7 million community reinvestment act loan that carried no reserve from a prior period. There were no other significant fluctuations in accounts in our Corporate segment period over period.

Financial Condition
Assets
Total assets were $5.956 billion at June 30, 2022, compared to $5.956 billion at December 31, 2021, a decrease of $0.7 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.435 billion at June 30, 2022, compared with $4.868 billion at December 31, 2021.
The following table shows our total loan portfolio by portfolio segments:

	June 30, 2022		December 31, 2021		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$649,280	15%	$632,775	13%	$16,505	2.6%
Construction, land development, land	103,377	2%	123,464	3%	(20,087)	(16.3%)
1-4 family residential	126,362	3%	123,115	3%	3,247	2.6%
Farmland	70,272	2%	77,394	2%	(7,122)	(9.2%)
Commercial	1,225,479	28%	1,430,429	29%	(204,950)	(14.3%)
Factored receivables	1,596,282	35%	1,699,537	34%	(103,255)	(6.1%)
Consumer	9,709	—%	10,885	—%	(1,176)	(10.8%)
Mortgage warehouse	654,605	15%	769,973	16%	(115,368)	(15.0%)
Total Loans	$4,435,366	100%	$4,867,572	100%	$(432,206)	(8.9%)
Commercial Real Estate Loans. Our commercial real estate loans increased $16.5 million, or 2.6%, due to new origination activity that outpaced paydowns.
Construction and Development Loans. Our construction and development loans decreased $20.1 million, or 16.3%, due to paydowns and conversions to term loans that were offset by modest origination and draw activity.
Residential Real Estate Loans. Our one-to-four family residential loans increased $3.2 million, or 2.6%, due to new origination activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $7.1 million, or 9.2%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment decreased $205.0 million, or 14.3%, due to the sale of $191.2 million of equipment loans during the period. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $24.0 million, or 8.1%.
The following table shows our commercial loans:

(Dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Commercial
Equipment	$431,366	$621,437	$(190,071)	(30.6%)
Asset-based lending	239,505	281,659	(42,154)	(15.0%)
Liquid credit	170,260	134,347	35,913	26.7%
Paycheck Protection Program loans	4,538	27,197	(22,659)	(83.3%)
Agriculture	60,150	70,127	(9,977)	(14.2%)
Other commercial lending	319,660	295,662	23,998	8.1%
Total commercial loans	$1,225,479	$1,430,429	$(204,950)	(14.3%)
Factored Receivables. Our factored receivables decreased $103.3 million, or 6.1% due to the sale of $67.9 million of factored receivables during the period. At June 30, 2022, the balance of the Over-Formula Advance Portfolio included in factored receivables was $9.2 million. At June 30, 2022, the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.

Consumer Loans. Our consumer loans decreased $1.2 million, or 10.8%, due to paydowns that outpaced modest origination activity.
Mortgage Warehouse. Our mortgage warehouse facilities decreased $115.4 million, or 15.0%, due to decreased utilization in a rising interest rate environment. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $651.4 million for the three months ended June 30, 2022 compared to $789.0 million for the three months ended June 30, 2021 and $644.1 million for the six months ended June 30, 2022 compared to $855.0 million for the six months ended June 30, 2021.
The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	June 30, 2022
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$89,049	$475,448	$79,260	$5,523	$649,280
Construction, land development, land	46,161	48,154	8,073	989	103,377
1-4 family residential	8,761	30,783	17,070	69,748	126,362
Farmland	14,546	20,194	30,905	4,627	70,272
Commercial	391,459	733,609	100,101	310	1,225,479
Factored receivables	1,596,282	—	—	—	1,596,282
Consumer	1,187	7,044	1,469	9	9,709
Mortgage warehouse	654,605	—	—	—	654,605
	$2,802,050	$1,315,232	$236,878	$81,206	$4,435,366

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$838,393	$32,619	$6,568
Floating interest rates		476,839	204,259	74,638
Total		$1,315,232	$236,878	$81,206
As of June 30, 2022, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (23%), Illinois (11%), Colorado (14%), and Iowa (6%) make up 54% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2021, the states of Texas (21%), Illinois (15%), Colorado (15%), and Iowa (6%) made up 57% of the Company’s gross loans, excluding factored receivables.
Further, a majority (95%) of our factored receivables, including factored receivables held for sale, representing approximately 34% of our total loan portfolio as of June 30, 2022, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2021, 91% of our factored receivables, representing approximately 32% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	June 30, 2022	December 31, 2021
Nonperforming loans:
Commercial real estate	$1,906	$2,025
Construction, land development, land	152	964
1-4 family residential	1,494	1,684
Farmland	1,215	2,044
Commercial	6,524	8,842
Factored receivables	30,460	30,485
Consumer	183	240
Mortgage warehouse	—	—
Total nonperforming loans	41,934	46,284
Held to maturity securities	5,258	5,612
Assets held for sale	164	—
Other real estate owned, net	168	524
Other repossessed assets	1,874	2,368
Total nonperforming assets	$49,398	$54,788

Nonperforming assets to total assets	0.83%	0.92%
Nonperforming loans to total loans held for investment	0.95%	0.95%
Total past due loans to total loans held for investment	2.47%	2.86%
Nonperforming loans decreased $4.4 million, or 9.4%, due to decreases in nonperforming loans across all loan types. The portion of the factoring Over-Formula Advances not covered by Covenant's indemnification and thus, considered nonperforming, is $1.0 million at June 30, 2022. The entire $19.4 million of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy.
OREO decreased $0.4 million, or 67.9%, due to the removal of individually insignificant OREO properties as well as insignificant valuation adjustments made throughout the period.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment was flat at 0.95% at June 30, 2022 from 0.95% December 31, 2021.
Our ratio of nonperforming assets to total assets decreased to 0.83% at June 30, 2022 from 0.92% December 31, 2021. This is due to the aforementioned loan activity and changes in our period end total assets. Additionally, the amortized cost basis of our HTM CLO securities considered to be nonaccrual decreased $0.4 million during the year.
Past due loans to total loans held for investment decreased to 2.47% at June 30, 2022 from 2.86% at December 31, 2021, as a result of the aforementioned loan activity and a decrease in past due factored receivables. Both the $9.2 million acquired factoring Over-Formula Advance balance and the $19.4 million Misdirected Payments balance are considered greater than 90 days past due at June 30, 2022.
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
The following table sets forth the ACL by category of loan:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$5,167	15%	0.80%	$3,961	13%	0.63%
Construction, land development, land	1,192	2%	1.15%	827	3%	0.67%
1-4 family residential	757	3%	0.60%	468	3%	0.38%
Farmland	490	2%	0.70%	562	2%	0.73%
Commercial	12,738	28%	1.04%	14,485	29%	1.01%
Factored receivables	22,212	35%	1.39%	20,915	34%	1.23%
Consumer	197	—%	2.03%	226	—%	2.08%
Mortgage warehouse	654	15%	0.10%	769	16%	0.10%
Total Loans	$43,407	100%	0.98%	$42,213	100%	0.87%
The ACL increased $1.2 million, or 2.8%. This increase reflects net charge-offs of $1.7 million and credit loss expense of $2.9 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At quarter end, our entire remaining Over-Formula Advance position was down from $10.1 million at December 31, 2021 to $9.2 million at June 30, 2022 and the entire balance at June 30, 2022 was fully reserved. At June 30, 2022, the Misdirected Payments amount was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of June 30, 2022.
A driver of the change in ACL is projected deterioration of the loss drivers that the Company forecasted to calculate expected losses at June 30, 2022 as compared to December 31, 2021. It had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $1.5 million of ACL period over period.
The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit and PPP), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments. The Company also forecasts prepayments speeds for use in the DCF models with higher prepayment speeds resulting in lower required ACL levels and vice versa for shorter prepayment speeds. These assumed prepayment speeds are based upon our historical prepayment speeds by loan type adjusted for the expected impact of the current interest rate environment. Generally, the impact of these assumed prepayment speeds is lesser in magnitude than the aforementioned loss driver assumptions.
For all DCF models at June 30, 2022, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2022 as compared to December 31, 2021, the Company forecasted an increase in national unemployment, a directionally consistent trend in one-year percentage change in national retail sales, a decrease in one-year percentage change in the national home price index, and a decrease in one-year percentage change in national gross domestic product. At June 30, 2022 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected sustained levels in the first two projected quarters followed by a decline over the last two projected quarters to a level below recent actual periods. For percentage changes in national home price index and national gross domestic product, the Company projected declines over the last three projected quarters to levels below recent actual periods. At June 30, 2022, the Company slowed its historical prepayment speeds in response to the rising interest rate environment in the macro economy.

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
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program.  At June 30, 2022, the Company carried $4.5 million of PPP loans classified as Commercial loans for reporting purposes. Loans funded through the PPP program are fully guaranteed by the U.S. government. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. Credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, are required to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information about any of our PPP loans, the Company does not carry an ACL on its PPP loans at June 30, 2022.
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Allowance for credit losses on loans	$43,407	$42,213
Total loans held for investment	$4,435,366	$4,867,572
Allowance to total loans held for investment	0.98%	0.87%

Nonaccrual loans	$10,831	$15,034
Total loans held for investment	$4,435,366	$4,867,572
Nonaccrual loans to total loans held for investment	0.24%	0.31%

Allowance for credit losses on loans	$43,407	$42,213
Nonaccrual loans	$10,831	$15,034
Allowance for credit losses to nonaccrual loans	400.77%	280.78%

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$(46)	$645,321	(0.01)%	$(3)	$753,355	—%
Construction, land development, land	(1)	120,633	—%	(1)	204,688	—%
1-4 family residential	(2)	128,222	—%	24	137,108	0.02%
Farmland	—	71,971	—%	—	96,174	—%
Commercial	70	1,381,328	0.01%	(194)	1,507,435	(0.01)%
Factored receivables	139	1,739,320	0.01%	536	1,297,303	0.04%
Consumer	55	10,077	0.55%	1	13,698	0.01%
Mortgage warehouse	—	651,369	—%	—	788,982	—%
Total Loans	$215	$4,748,241	—%	$363	$4,798,743	0.01%
Quarter to date net loans charged off decreased $0.1 million with no individually significant charge-offs in either period.

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$48	$639,379	0.01%	$(8)	$760,289	—%
Construction, land development, land	(2)	122,481	—%	10	212,960	—%
1-4 family residential	(5)	126,827	—%	(60)	143,943	(0.04)%
Farmland	—	73,562	—%	—	98,754	—%
Commercial	733	1,399,872	0.05%	(383)	1,519,230	(0.03)%
Factored receivables	818	1,760,101	0.05%	42,001	1,211,816	3.47%
Consumer	147	10,388	1.42%	54	14,405	0.37%
Mortgage warehouse	—	644,080	—%	—	855,017	—%
Total Loans	$1,739	$4,776,690	0.04%	$41,614	$4,816,414	0.86%
Year to date net loans charged off decreased $39.9 million due to the aforementioned charge-off of $41.3 million of PCD Over-Formula Advances classified as factored receivables. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.
Securities
As of June 30, 2022 and December 31, 2021, we held equity securities with readily determinable fair values of $5.1 million and $5.5 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of June 30, 2022, we held debt securities classified as available for sale with a fair value of $215.9 million, an increase of $33.5 million from $182.4 million at December 31, 2021. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Mortgage-backed securities, residential	$48,638	$37,449	$11,189	29.9%
Asset-backed securities	6,551	6,764	(213)	(3.1)%
State and municipal	15,023	26,825	(11,802)	(44.0)%
CLO Securities	142,251	106,634	35,617	33.4%
Corporate bonds	1,268	2,056	(788)	(38.3)%
SBA pooled securities	2,178	2,698	(520)	(19.3)%
	$215,909	$182,426	$33,483	18.4%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of June 30, 2022, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at June 30, 2022. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of June 30, 2022, we held investments classified as held to maturity with an amortized cost, net of ACL, of $4.3 million, a decrease of $0.6 million from $4.9 million at December 31, 2021. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at June 30, 2022.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2022
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$1,921	1.97%	$9,057	3.96%	$2,590	2.41%	$38,174	2.50%	$51,742	2.75%
Asset-backed securities	—	—%	—	—%	5,000	1.32%	1,590	2.50%	6,590	1.61%
State and municipal	1,372	2.71%	1,578	3.20%	2,319	2.70%	9,726	2.48%	14,995	2.61%
CLO securities	—	—%	—	—%	47,580	3.93%	98,051	2.25%	145,631	2.80%
Corporate bonds	500	2.47%	501	2.74%	—	—%	269	5.14%	1,270	3.11%
SBA pooled securities	—	—%	3	3.62%	20	5.48%	2,168	4.01%	2,191	4.02%
Total available for sale securities	$3,793	2.30%	$11,139	3.80%	$57,509	3.59%	$149,978	2.36%	$222,419	2.75%

Held to maturity securities:	$—	—%	$—	—%	$6,690	2.44%	$—	—%	$6,690	2.44%
Liabilities
Total liabilities were $5.081 billion as of June 30, 2022, compared to $5.097 billion at December 31, 2021, a decrease of $16.2 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Noninterest bearing demand	$2,085,249	$1,925,370	$159,879	8.3%
Interest bearing demand	879,072	830,019	49,053	5.9%
Individual retirement accounts	80,187	83,410	(3,223)	(3.9%)
Money market	538,966	520,358	18,608	3.6%
Savings	543,969	504,146	39,823	7.9%
Certificates of deposit	437,766	533,206	(95,440)	(17.9%)
Brokered time deposits	215,715	40,125	175,590	437.6%
Other brokered deposits	—	210,045	(210,045)	(100.0%)
Total Deposits	$4,780,924	$4,646,679	$134,245	2.9%
Our total deposits increased $134.2 million, or 2.9%, primarily due to increases in noninterest bearing demand and brokered time deposits. Other brokered deposits are non-maturity deposits obtained from wholesale sources and these deposits were terminated in connection with the terminated interest rate swap during the six months ended June 30, 2022. As of June 30, 2022, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 85% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 15% of total deposits.
At June 30, 2022 we held $89.7 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of June 30, 2022:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$25,840
Over 3 through 6 months	22,017
Over 6 through 12 months	23,511
Over 12 months	5,331
$76,699

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$874,503	0.25%	19%	$757,529	0.25%	15%
Individual retirement accounts	81,678	0.52%	2%	88,142	0.65%	2%
Money market	545,508	0.21%	12%	398,290	0.22%	8%
Savings	516,924	0.16%	11%	468,517	0.15%	9%
Certificates of deposit	461,280	0.48%	10%	664,478	0.70%	13%
Brokered time deposits	101,270	1.20%	2%	138,102	0.15%	3%
Other brokered deposits	89,714	3.27%	2%	685,397	0.15%	14%
Total interest bearing deposits	2,670,877	0.41%	58%	3,200,455	0.31%	64%
Noninterest bearing demand	1,951,725	—	42%	1,749,858	—	36%
Total deposits	$4,622,602	0.23%	100%	$4,950,313	0.20%	100%

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$852,554	0.23%	18%	$729,798	0.24%	15%
Individual retirement accounts	82,182	0.52%	2%	89,600	0.74%	2%
Money market	542,050	0.21%	12%	398,153	0.23%	8%
Savings	513,346	0.15%	11%	457,481	0.15%	9%
Certificates of deposit	489,682	0.47%	11%	714,583	0.88%	15%
Brokered time deposits	60,065	1.02%	1%	152,910	0.30%	3%
Other brokered deposits	151,835	0.91%	3%	743,878	0.14%	15%
Total interest bearing deposits	2,691,714	0.32%	58%	3,286,403	0.36%	67%
Noninterest bearing demand	1,944,606	—	42%	1,622,528	—	33%
Total deposits	$4,636,320	0.19%	100%	$4,908,931	0.24%	100%
Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the six months ended June 30, 2022 and the year ended December 31, 2021:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Amount outstanding at end of period	$11,746	$2,103
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$4,117	$5,985
Weighted average interest rate during the period	0.03%	0.03%
Maximum month-end balance during the period	$11,746	$12,405
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances
The following provides a summary of our FHLB advances as of and for the six months ended June 30, 2022 and the year ended December 31, 2021:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Amount outstanding at end of period	$30,000	$180,000
Weighted average interest rate at end of period	1.15%	0.15%
Average amount outstanding during the period	109,972	37,671
Weighted average interest rate during the period	0.65%	0.24%
Highest month end balance during the period	230,000	180,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At June 30, 2022 and December 31, 2021, we had $730.4 million and $798.8 million, respectively, in unused and available advances from the FHLB.
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
Information concerning borrowings under the PPPLF is summarized as follows for the six months ended June 30, 2022 and the year ended December 31, 2021:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Amount outstanding at end of period	$—	$27,144
Weighted average interest rate at end of period	0.35%	0.35%
Average amount outstanding during the period	1,352	118,880
Weighted average interest rate during the period	0.32%	0.35%
Highest month end balance during the period	—	181,635
We did not have any PPPLF borrowings outstanding at June 30, 2022. At December 31, 2021, the PPPLF borrowings were secured by PPP Loans totaling $27.1 million and incurred interest at a fixed rate of 0.35% annually.
Subordinated Notes
The following provides a summary of our subordinated notes as of June 30, 2022:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$38,702	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	68,675	2031	3.500%	9/01/2026	Three Month SOFR(1) plus 2.860%	$1,776
	$109,500	$107,377
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of June 30, 2022:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,418	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	13,297	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,720	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,826	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,899	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,716	July 2034	LIBOR + 2.75%
	$51,031	$40,876
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $40.9 million was allowed in the calculation of Tier I capital as of June 30, 2022.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $874.3 million as of June 30, 2022, compared to $858.9 million as of December 31, 2021, an increase of $15.4 million. Stockholders’ equity increased during this period primarily due to our net income of $68.5 million, offset in part by shares purchased into treasury stock under our share repurchase program of $50.0 million.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2022, TBK Bank had $615.2 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2022. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - June 30, 2022
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$11,746	$11,746	$—	$—	$—
Federal Home Loan Bank advances	30,000	—	—	15,000	15,000
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	43,745	5,937	11,289	10,476	16,043
Time deposits with stated maturity dates	733,668	665,543	59,358	8,767	—
Total contractual obligations	$979,690	$683,226	$70,647	$34,243	$191,574
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
The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	20.0%	21.5%	17.5%	23.6%
+300 basis points	15.0%	15.9%	13.1%	18.1%
+200 basis points	9.9%	10.5%	8.7%	12.8%
+100 basis points	4.9%	5.2%	4.4%	7.5%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(5.0%)	(5.3%)	(2.7%)	(1.4%)
The following table presents the change in our economic value of equity as of June 30, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2022	December 31, 2021
+400 basis points	24.1%	31.1%
+300 basis points	18.9%	24.3%
+200 basis points	13.1%	16.9%
+100 basis points	6.9%	8.8%
Flat rates	0.0%	0.0%
-100 basis points	(7.7%)	(9.5%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 7, 2022, the Company announced that its board of directors had authorized the repurchase of up to $50.0 million of its outstanding common stock in open market transactions or through privately negotiated transactions for a period of one year. On May 23, 2022, the Company announced that it had completed the $50.0 million stock repurchase program and that its Board of Directors had authorized an additional share repurchase program of up to $75.0 million. The following repurchases were made under this program during the three months ended June 30, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2022 — April 30, 2022	240,601	$70.20	240,601	31,787,000
May 1, 2022 — May 31, 2022	454,384	$69.93	454,384	—
June 1, 2022 — June 30, 2022	—	$—	—	75,000,000
Total	694,985	$70.02	694,985
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 10, 2018.

3.3	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.

3.4	Amendment No. 1 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on May 10, 2018.

10.1	Employment Agreement between Triumph Bancorp, Inc. and Edward J. Schreyer, dated July 1, 2022.

10.2	Employment Agreement between Advance Business Capital LLC and Geoffrey P. Brenner, dated July 1, 2022.

10.3	Employment Agreement between TBK Bank, SSB and Melissa Forman-Barenblit, dated July 1, 2022.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	July 20, 2022	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	July 20, 2022	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer