Form 10-Q
period 2022-09-30
Triumph Bancorp, Inc.
filed 2022-10-19
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Common Stock — $0.01 par value, 24,478,288 shares, as of October 17, 2022.
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

TRIUMPH BANCORP, INC.
FORM 10-Q
September 30, 2022
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2022 and December 31, 2021
(Dollar amounts in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$139,937	$122,929
Interest bearing deposits with other banks	281,792	260,249
Total cash and cash equivalents	421,729	383,178
Securities - equity investments with readily determinable fair values	4,916	5,504
Securities - available for sale	238,434	182,426
Securities - held to maturity, net of allowance for credit losses of $2,430 and $2,082, respectively, fair value of $5,603 and $5,447, respectively	4,149	4,947
Loans held for sale	78	7,330
Loans, net of allowance for credit losses of $44,111 and $42,213, respectively	4,389,193	4,825,359
Federal Home Loan Bank and other restricted stock	6,213	10,146
Premises and equipment, net	104,272	105,729
Other real estate owned, net	—	524
Goodwill	233,709	233,727
Intangible assets, net	34,895	43,129
Bank-owned life insurance	41,390	40,993
Deferred tax asset, net	14,663	10,023
Indemnification asset	4,173	4,786
Other assets	144,636	98,449
Total assets	$5,642,450	$5,956,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$1,897,309	$1,925,370
Interest bearing	2,544,045	2,721,309
Total deposits	4,441,354	4,646,679
Customer repurchase agreements	13,463	2,103
Federal Home Loan Bank advances	30,000	180,000
Paycheck Protection Program Liquidity Facility	—	27,144
Subordinated notes	107,587	106,957
Junior subordinated debentures	41,016	40,602
Other liabilities	117,857	93,901
Total liabilities	4,751,277	5,097,386
Commitments and contingencies - See Note 9 and Note 10
Stockholders' equity - See Note 13
Preferred stock	45,000	45,000
Common stock, 24,478,288 and 25,158,879 shares outstanding, respectively	283	283
Additional paid-in-capital	529,804	510,939
Treasury stock, at cost	(156,949)	(104,743)
Retained earnings	481,697	399,351
Accumulated other comprehensive income (loss)	(8,662)	8,034
Total stockholders’ equity	891,173	858,864
Total liabilities and stockholders' equity	$5,642,450	$5,956,250
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$44,928	$44,882	$129,906	$139,576
Factored receivables, including fees	53,317	50,516	174,549	135,639
Securities	2,308	1,126	4,815	3,963
FHLB and other restricted stock	65	28	175	131
Cash deposits	2,607	183	3,522	467
Total interest income	103,225	96,735	312,967	279,776
Interest expense:
Deposits	2,743	1,948	7,010	7,790
Subordinated notes	1,304	2,449	3,905	5,148
Junior subordinated debentures	726	443	1,736	1,331
Other borrowings	182	124	539	434
Total interest expense	4,955	4,964	13,190	14,703
Net interest income	98,270	91,771	299,777	265,073
Credit loss expense (benefit)	2,646	(1,187)	6,048	(10,838)
Net interest income after credit loss expense (benefit)	95,624	92,958	293,729	275,911
Noninterest income:
Service charges on deposits	1,558	2,030	5,185	5,674
Card income	2,034	2,144	6,125	6,341
Net OREO gains (losses) and valuation adjustments	(19)	(9)	(133)	(376)
Net gains (losses) on sale or call of securities	—	4	2,514	5
Net gains (losses) on sale of loans	1,107	377	18,310	2,965
Fee income	6,120	5,198	18,096	11,917
Insurance commissions	1,191	1,231	4,209	3,989
Other	677	1,080	17,643	9,727
Total noninterest income	12,668	12,055	71,949	40,242
Noninterest expense:
Salaries and employee benefits	49,307	43,769	149,848	121,407
Occupancy, furniture and equipment	6,826	6,388	19,769	18,279
FDIC insurance and other regulatory assessments	386	353	1,179	1,830
Professional fees	4,263	2,362	11,529	9,959
Amortization of intangible assets	2,913	3,274	9,085	7,677
Advertising and promotion	1,929	1,403	4,916	3,534
Communications and technology	11,935	7,090	30,867	19,018
Other	9,130	8,174	26,667	22,799
Total noninterest expense	86,689	72,813	253,860	204,503
Net income before income tax expense	21,603	32,200	111,818	111,650
Income tax expense	5,374	7,771	27,068	25,316
Net income	$16,229	$24,429	$84,750	$86,334
Dividends on preferred stock	(801)	(802)	(2,404)	(2,405)
Net income available to common stockholders	$15,428	$23,627	$82,346	$83,929
Earnings per common share
Basic	$0.64	$0.95	$3.36	$3.40
Diluted	$0.62	$0.94	$3.28	$3.33
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$16,229	$24,429	$84,750	$86,334
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(4,806)	(378)	(13,164)	(1,303)
Tax effect	1,127	89	3,067	300
Unrealized holding gains (losses) arising during the period, net of taxes	(3,679)	(289)	(10,097)	(1,003)
Reclassification of amount realized through sale or call of securities	—	(4)	(2,514)	(5)
Tax effect	—	1	620	1
Reclassification of amount realized through sale or call of securities, net of taxes	—	(3)	(1,894)	(4)
Change in unrealized gains (losses) on securities, net of tax	(3,679)	(292)	(11,991)	(1,007)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	—	(9)	3,152	3,062
Tax effect	—	2	(754)	(729)
Unrealized holding gains (losses) arising during the period, net of taxes	—	(7)	2,398	2,333
Reclassification of amount of (gains) losses recognized into income	—	18	(9,316)	70
Tax effect	—	(4)	2,213	(17)
Reclassification of amount of (gains) losses recognized into income, net of taxes	—	14	(7,103)	53
Change in unrealized gains (losses) on derivative financial instruments	—	7	(4,705)	2,386

Total other comprehensive income (loss)	(3,679)	(285)	(16,696)	1,379
Comprehensive income	$12,550	$24,144	$68,054	$87,713
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2022	$45,000	25,158,879	$283	$510,939	3,102,801	$(104,743)	$399,351	$8,034	$858,864
Issuance of restricted stock awards	—	5,502	—	—	—	—	—	—	—
Stock option exercises, net	—	2,021	—	(74)	—	—	—	—	(74)
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	10,585	—	688	—	—	—	—	688
Stock based compensation	—	—	—	4,952	—	—	—	—	4,952
Forfeiture of restricted stock awards	—	(487)	—	46	487	(46)	—	—	—
Purchase of treasury stock	—	(14,810)	—	—	14,810	(1,316)	—	—	(1,316)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	24,329	—	24,329
Other comprehensive income (loss)	—	—	—	—	—	—	—	23	23
Balance, March 31, 2022	$45,000	25,161,690	$283	$516,551	3,118,098	$(106,105)	$422,879	$8,057	886,665
Vesting of performance stock units	—	20,996	—	—	—	—	—	—	—
Stock option exercises, net	—	32	—	—	—	—	—	—	—
Stock based compensation	—	—	—	7,880	—	—	—	—	7,880
Forfeiture of restricted stock awards	—	(2,417)	—	205	2,417	(205)	—	—	—
Purchase of treasury stock	—	(722,524)	—	—	722,524	(50,614)	—	—	(50,614)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	44,192	—	44,192
Other comprehensive income (loss)	—	—	—	—	—	—	—	(13,040)	(13,040)
Balance, June 30, 2022	$45,000	24,457,777	$283	$524,636	3,843,039	$(156,924)	$466,269	$(4,983)	874,281
Issuance of restricted stock awards	—	6,969	—	—	—	—	—	—	—
Stock based compensation	—	—	—	4,296	—	—	—	—	4,296
Forfeiture of restricted stock awards	—	(194)	—	12	194	(12)	—	—	—
Issuance of common stock pursuant to the employee stock purchase plan	—	13,931	—	860	—	—	—	—	860
Purchase of treasury stock	—	(195)	—	—	195	(13)	—	—	(13)
Dividends declared	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	16,229	—	16,229
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,679)	(3,679)
Balance, September 30, 2022	$45,000	24,478,288	$283	$529,804	3,843,428	$(156,949)	$481,697	$(8,662)	$891,173

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2021	$45,000	24,868,218	$280	$489,151	3,083,503	$(103,052)	$289,583	$5,819	$726,781
Issuance of restricted stock awards	—	4,613	—	—	—	—	—	—	—
Stock option exercises, net	—	10,205	—	191	—	—	—	—	191
Stock based compensation	—	—	—	1,350	—	—	—	—	1,350
Forfeiture of restricted stock awards	—	(107)	—	7	107	(7)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	33,923	—	33,923
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,560	2,560
Balance, March 31, 2021	$45,000	24,882,929	$280	$490,699	3,083,610	$(103,059)	$322,705	$8,379	$764,004
Issuance of restricted stock awards	—	224,287	2	(2)	—	—	—	—	—
Stock option exercises, net	—	18,934	—	(45)	—	—	—	—	(45)
Stock based compensation	—	—	—	3,386	—	—	—	—	3,386
Forfeiture of restricted stock awards	—	(2,278)	—	186	2,278	(186)	—	—	—
Purchase of treasury stock	—	(14,169)	—	—	14,169	(1,241)	—	—	(1,241)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	27,982	—	27,982
Other comprehensive income (loss)	—	—	—	—	—	—	—	(896)	(896)
Balance, June 30, 2021	$45,000	25,109,703	$282	$494,224	3,100,057	$(104,486)	$349,885	$7,483	$792,388
Issuance of restricted stock awards	—	3,651	—	—	—	—	—	—	—
Stock option exercises, net	—	2,409	—	50	—	—	—	—	50
Stock based compensation	—	—	—	4,445	—	—	—	—	4,445
Forfeiture of restricted stock awards	—	(1,522)	—	114	1,522	(114)	—	—	—
Issuance of common stock pursuant to the ESPP	—	9,101	—	449	—	—	—	—	449
Dividends declared	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	24,429	—	24,429
Other comprehensive income (loss)	—	—	—	—	—	—	—	(285)	(285)
Balance, September 30, 2021	$45,000	25,123,342	$282	$499,282	3,101,579	$(104,600)	$373,512	$7,198	$820,674
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$84,750	$86,334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,979	8,992
Net accretion on loans	(6,631)	(7,615)
Amortization of subordinated notes issuance costs	630	1,022
Amortization of junior subordinated debentures	414	395
Net (accretion) amortization on securities	(609)	(465)
Amortization of intangible assets	9,085	7,677
Deferred taxes	524	5,432
Credit loss expense (benefit)	6,048	(10,838)
Stock based compensation	17,128	9,181
Net (gains) losses on sale or call of debt securities	(2,514)	(5)
Net (gains) losses on equity securities	(9,575)	203
Net OREO (gains) losses and valuation adjustments	133	376
Origination of loans held for sale	(10,402)	(32,645)
Purchases of loans held for sale	(6,913)	(19,001)
Proceeds from sale of loans originated or purchased for sale	17,673	50,931
Net (gains) losses on sale of loans	(18,310)	(2,965)
Net change in operating leases	272	468
(Increase) decrease in other assets	(37,308)	(19,275)
Increase (decrease) in other liabilities	9,107	11,071
Net cash provided by (used in) operating activities	63,481	89,273
Cash flows from investing activities:
Purchases of securities available for sale	(117,440)	(18,250)
Proceeds from sales of securities available for sale	40,163	—
Proceeds from maturities, calls, and pay downs of securities available for sale	23,562	76,864
Proceeds from maturities, calls, and pay downs of securities held to maturity	578	762
Purchases of loans held for investment	(133,674)	(77,571)
Proceeds from sale of loans	207,406	63,028
Net change in loans	285,854	227,650
Purchases of premises and equipment, net	(8,522)	(9,899)
Net proceeds from sale of OREO	438	807
(Purchases) redemptions of FHLB and other restricted stock, net	3,933	1,850
Net cash (paid for) received in acquisitions	—	(96,926)
Proceeds from sale of disposal group	85,923	—
Net cash provided by (used in) investing activities	388,221	168,315
Cash flows from financing activities:
Net increase (decrease) in deposits	(194,494)	105,975
Increase (decrease) in customer repurchase agreements	11,360	8,891
Increase (decrease) in Federal Home Loan Bank advances	(150,000)	(75,000)
Proceeds from other borrowings, net	—	294,854
Repayment of other borrowings	(27,144)	(370,936)
Preferred dividends	(2,404)	(2,405)
Stock option exercises, net	(74)	196
Proceeds from employee stock purchase plan common stock issuance	1,548	449
Purchase of treasury stock	(51,943)	(1,241)
Net cash provided by (used in) financing activities	(413,151)	(39,217)
Net increase (decrease) in cash and cash equivalents	38,551	218,371
Cash and cash equivalents at beginning of period	383,178	314,393
Cash and cash equivalents at end of period	421,729	532,764
See accompanying condensed notes to consolidated financial statements.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$11,416	$15,551
Income taxes paid, net	$45,035	$36,353
Cash paid for operating lease liabilities	$2,691	$3,440
Supplemental noncash disclosures:
Loans transferred to OREO	$47	$644
Loans held for investment transferred to loans held for sale	$197,899	$76,976
Assets transferred to assets held for sale	$80,819	$—
Deposits transferred to deposits held for sale	$10,434	$—
Lease liabilities arising from obtaining right-of-use assets	$5,267	$19,404
Securities available for sale purchased, not settled	$14,976	$—
Indemnification reduction	$—	$35,633
Non-cash consideration received from sale of loan portfolio or disposal group	$5,529	$—

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Equipment Loan Sale
During the quarter ended June 30, 2022, the Company made the decision to sell a portfolio of equipment loans for cash consideration. The sale closed on June 23, 2022. A summary of the carrying amount of the assets sold and the gain on sale is as follows:

(Dollars in thousands)
Equipment loans	$191,167
Accrued interest receivable	$1,587
Assets sold	$192,754

Cash consideration	$197,454
Return of premium liability	$(708)
Total consideration	$196,746
Transaction costs	$73
Gain on sale, net of transaction costs	$3,919
The associated agreement contains a provision that in the event that a sold loan is prepaid in full prior to the due date of the final scheduled contractual payment, the Company will return a pro-rata portion of the premium calculated as of the date of such prepayment in full. As this transaction qualified as a sale of a group of entire financial assets, management must recognize, as proceeds, any assets obtained and liabilities incurred. Thus, management recorded a $708,000 liability for the potential return of premium measured at fair value as of the date of close. Management has elected the fair value option to account for the liability. It is recorded in other liabilities in the Company's Consolidated Balance Sheet and is marked to fair value through earnings at each reporting period.
The gain on sale, net of transaction costs, was included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income and was allocated to the Banking segment.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Factored Receivable Disposal Group
On June 30, 2022 and September 6, 2022, the Company entered into and closed two separate agreements to sell two separate portfolios of factored receivables. A summary of the carrying amounts of the assets and liabilities sold and the gains on sale are as follows:

(Dollars in thousands)	September 6, 2022	June 30, 2022	Total
Factored receivables	$20,131	$67,888	$88,019
Accrued interest and fee income	17	—	17
Assets held for sale	$20,148	$67,888	$88,036

Customer reserve noninterest bearing deposits	$1,149	$9,682	$10,831
Liabilities held for sale	$1,149	$9,682	$10,831
Net assets sold	$18,999	$58,206	$77,205
Cash consideration	$19,054	$66,292	$85,346
Revenue share asset	1,027	5,210	6,237
Total consideration	$20,081	$71,502	$91,583
Transaction costs	49	82	131
Gain on sale, net of transaction costs	$1,033	$13,214	$14,247
The June 30, 2022 agreement contains a revenue share provision that entitles the Company to an amount equal to fifteen percent of the future gross monthly revenue of the clients associated with the sold factored receivable portfolio. As this transaction qualified as a sale of a group of entire financial assets, management recognized, as proceeds, the assets obtained and liabilities incurred. Thus, management recorded a $5,210,000 asset for the contractual right to receive future cash flows from a third party measured at fair value as of the date of close. This is a financial asset for which management elected the fair value option. It is recorded in other assets in the Company's Consolidated Balance Sheet and is marked to fair value through earnings at each reporting period.
The September 6, 2022 agreement contains a revenue share provision that entitles the Company to an amount equal to a range of fifteen to twenty percent, depending on client, of the future gross monthly revenue of the clients associated with the sold factored receivable portfolio. As this transaction qualified as a sale of a group of entire financial assets, management recognized, as proceeds, the assets obtained and liabilities incurred. Thus, management recorded a $1,027,000 asset for the contractual right to receive future cash flows from a third party measured at fair value as of the date of close. This is a financial asset for which management elected the fair value option. It is recorded in other assets in the Company's Consolidated Balance Sheet and will be marked to fair value through earnings at each reporting period.
The gains on sale, net of transaction costs, were included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income and were allocated to the Factoring segment.
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
The indemnification asset created by the ARPA is measured separately from the related covered portfolio. It is not contractually embedded in the covered portfolio nor is it transferable with the covered portfolio should the Company choose to dispose of the portfolio or a portion of the portfolio. The indemnification asset was initially recorded in other assets in the Consolidated Balance Sheets at the time of the TFS Acquisition at a fair value of $30,959,000, measured as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. These cash flows were discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The amount ultimately collected for this asset will be dependent upon the performance of the underlying covered portfolio, the passage of time, and Covenant's willingness and ability to make necessary payments. The terms of the Agreement are such that indemnification has no expiration date and the Company will continue to carry the indemnification asset until ultimate resolution of the covered portfolio. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income, as appropriate, within the Consolidated Statements of Income. The value of the indemnification asset was $4,173,000 and $4,786,000 at September 30, 2022 and December 31, 2021, respectively.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended March 31, 2021, new adverse developments with the largest of the three Over-Formula Advance clients caused the Company to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41,265,000; however, this net charge-off had no impact on credit loss expense for the three months ended March 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed the Company for $35,633,000 of this charge-off by drawing on its secured line of credit, which was reflected on the Company's March 31, 2021 Consolidated Balance Sheet as a current and performing equipment loan held for investment. Given separate developments with the other two Over-Formula Advance clients, the Company reserved an additional $2,844,000 reflected in credit loss expense for the three months ended March 31, 2021. The $2,844,000 increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4,654,000 gain on the indemnification asset which was recorded through non-interest income. Since March 31, 2021, Covenant has paid down its secured line of credit with TBK in its entirety and carries no outstanding balance at September 30, 2022. At September 30, 2022, Covenant had remaining availability of $9,361,000 on its TBK line of credit available to cover our undiscounted indemnification balance of $4,393,000.
During the nine months ended September 30, 2022, there were no material changes in the underlying credit quality of the remaining two Over-Formula Advance clients. As such, there were no charge-offs related to these balances. One of the remaining Over-Formula Advance clients has made payments totaling $1,291,000 during the nine months ended September 30, 2022, which resulted in a dollar-for-dollar reduction in the required ACL as well as a write-off of a portion of the corresponding indemnification asset. The impact of the payment to net income available to common stockholders for the nine months ended September 30, 2022 was not significant.
NOTE 3 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,916,000 and $5,504,000 at September 30, 2022 and December 31, 2021, respectively. The gross realized and unrealized losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Unrealized gains (losses) on equity securities held at the reporting date	$(134)	$(231)	$(588)	$(203)
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$(134)	$(231)	$(588)	$(203)

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Equity Securities without readily determinable fair value, at cost	$38,846	$14,671
Upward adjustments based on observable price changes, cumulative	10,163	—
Equity Securities without readily determinable fair value, carrying value	$49,009	$14,671
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
The gross realized and unrealized gains (losses) recognized on equity securities without readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Unrealized gains (losses) on equity securities still held at the reporting date	$—	$—	$10,163	$—
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$—	$—	$10,163	$—
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2022
Available for sale securities:
Mortgage-backed securities, residential	$49,962	$—	$(5,287)	$—	$44,675
Asset-backed securities	6,501	—	(25)	—	6,476
State and municipal	14,485	2	(225)	—	14,262
CLO securities	175,386	25	(5,703)	—	169,708
Corporate bonds	1,270	1	(22)	—	1,249
SBA pooled securities	2,146	45	(127)	—	2,064
Total available for sale securities	$249,750	$73	$(11,389)	$—	$238,434

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2022
Held to maturity securities:
CLO securities	$6,579	$455	$(1,431)	$5,603
Allowance for credit losses	(2,430)
Total held to maturity securities, net of ACL	$4,149

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Available for sale securities:
Mortgage-backed securities, residential	$36,885	$720	$(156)	$—	$37,449
Asset-backed securities	6,763	2	(1)	—	6,764
State and municipal	26,309	516	—	—	26,825
CLO Securities	103,579	3,109	(54)	—	106,634
Corporate bonds	1,992	64	—	—	2,056
SBA pooled securities	2,536	162	—	—	2,698
Total available for sale securities	$178,064	$4,573	$(211)	$—	$182,426

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2021
Held to maturity securities:
CLO securities	$7,029	$—	$(1,582)	$5,447
Allowance for credit losses	(2,082)
Total held to maturity securities, net of ACL	$4,947
The amortized cost and estimated fair value of securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,527	$1,525	$—	$—
Due from one year to five years	3,122	3,067	—	—
Due from five years to ten years	53,433	51,539	6,579	5,603
Due after ten years	133,059	129,088	—	—
	191,141	185,219	6,579	5,603
Mortgage-backed securities, residential	49,962	44,675	—	—
Asset-backed securities	6,501	6,476	—	—
SBA pooled securities	2,146	2,064	—	—
	$249,750	$238,434	$6,579	$5,603
Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Proceeds	$—	$—	$40,163	$—
Gross gains	—	—	2,512	—
Gross losses	—	—	—	—
Net gains and losses from calls of securities	—	4	2	5
Debt securities with a carrying amount of approximately $96,198,000 and $72,805,000 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued interest on available for sale securities totaled $1,764,000 and $802,000 at September 30, 2022 and December 31, 2021, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2022 and 2021.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
Available for sale securities:
Mortgage-backed securities, residential	$44,500	$(5,287)	$3	$—	$44,503	$(5,287)
Asset-backed securities	1,479	(21)	4,996	(4)	6,475	(25)
State and municipal	12,981	(225)	—	—	12,981	(225)
CLO securities	140,066	(5,119)	9,666	(584)	149,732	(5,703)
Corporate bonds	748	(22)	—	—	748	(22)
SBA pooled securities	1,380	(127)	—	—	1,380	(127)
	$201,154	$(10,801)	$14,665	$(588)	$215,819	$(11,389)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Available for sale securities:
Mortgage-backed securities, residential	$20,386	$(155)	$6	$(1)	$20,392	$(156)
Asset-backed securities	37	—	4,999	(1)	5,036	(1)
State and municipal	30	—	—	—	30	—
CLO Securities	22,707	(54)	—	—	22,707	(54)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
	$43,160	$(209)	$5,005	$(2)	$48,165	$(211)
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
At September 30, 2022, the Company had 140 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Held to Maturity CLO Securities	2022	2021	2022	2021
Allowance for credit losses:
Beginning balance	$2,355	$1,727	$2,082	$2,026
Credit loss expense	75	10	348	(289)
Allowance for credit losses ending balance	$2,430	$1,737	$2,430	$1,737
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2022 and December 31, 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. At September 30, 2022, $5,130,000 of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	September 30, 2022	December 31, 2021
1-4 family residential	$68	$712
Commercial	10	6,618
Total loans held for sale	$78	$7,330
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$669,742	$670,980	$(1,238)	$632,775	$634,319	$(1,544)
Construction, land development, land	75,527	75,606	(79)	123,464	123,643	(179)
1-4 family residential	122,594	122,804	(210)	123,115	123,443	(328)
Farmland	66,595	66,838	(243)	77,394	77,905	(511)
Commercial	1,282,199	1,295,015	(12,816)	1,430,429	1,440,542	(10,113)
Factored receivables	1,449,080	1,453,591	(4,511)	1,699,537	1,703,936	(4,399)
Consumer	9,506	9,509	(3)	10,885	10,883	2
Mortgage warehouse	758,061	758,061	—	769,973	769,973	—
Total loans held for investment	4,433,304	$4,452,404	$(19,100)	4,867,572	$4,884,644	$(17,072)
Allowance for credit losses	(44,111)			(42,213)
	$4,389,193			$4,825,359

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $14,263,000 and $11,723,000 at September 30, 2022 and December 31, 2021, respectively, and (2) net deferred origination and factoring fees totaling $4,837,000 and $5,349,000 at September 30, 2022 and December 31, 2021, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $16,159,000 and $14,513,000 at September 30, 2022 and December 31, 2021, respectively, and was included in other assets on the Company's consolidated balance sheets.
At September 30, 2022 and December 31, 2021, the Company had $249,729,000 and $254,970,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At September 30, 2022 and December 31, 2021 the balance of the Over-Formula Advance Portfolio included in factored receivables was $8,785,000 and $10,077,000, respectively. These balances were fully reserved as of those respective dates.
At September 30, 2022 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of September 30, 2022.
Loans with carrying amounts of $1,416,089,000 and $1,733,917,000 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity, Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended September 30, 2022
Commercial real estate	$5,167	$(373)	$—	$—	$4,794
Construction, land development, land	1,192	(198)	—	1	995
1-4 family residential	757	(16)	—	1	742
Farmland	490	(23)	—	—	467
Commercial	12,738	3,431	(208)	59	16,020
Factored receivables	22,212	183	(2,433)	172	20,134
Consumer	197	62	(106)	49	202
Mortgage warehouse	654	103	—	—	757
	$43,407	$3,169	$(2,747)	$282	$44,111

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended September 30, 2021
Commercial real estate	$4,404	$(453)	$(17)	$2	$3,936
Construction, land development, land	1,490	(434)	—	1	1,057
1-4 family residential	545	(64)	(1)	5	485
Farmland	669	(59)	—	—	610
Commercial	15,674	(1,187)	(211)	—	14,276
Factored receivables	21,823	1,186	(3,597)	239	19,651
Consumer	236	153	(139)	—	250
Mortgage warehouse	853	(101)	—	—	752
	$45,694	$(959)	$(3,965)	$247	$41,017

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2022
Commercial real estate	$3,961	$881	$(108)	$60	$4,794
Construction, land development, land	827	165	—	3	995
1-4 family residential	468	268	—	6	742
Farmland	562	(95)	—	—	467
Commercial	14,485	2,417	(1,192)	310	16,020
Factored receivables	20,915	2,298	(3,853)	774	20,134
Consumer	226	180	(313)	109	202
Mortgage warehouse	769	(12)	—	—	757
	$42,213	$6,102	$(5,466)	$1,262	$44,111

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Nine months ended September 30, 2021
Commercial real estate	$10,182	$(6,239)	$(17)	$10	$3,936
Construction, land development, land	3,418	(2,352)	(12)	3	1,057
1-4 family residential	1,225	(804)	(26)	90	485
Farmland	832	(222)	—	—	610
Commercial	22,040	(7,936)	(426)	598	14,276
Factored receivables	56,463	8,547	(45,683)	324	19,651
Consumer	542	(99)	(285)	92	250
Mortgage warehouse	1,037	(285)	—	—	752
	$95,739	$(9,390)	$(46,449)	$1,117	$41,017
The increase in required ACL during the three months ended September 30, 2022 is a function of net charge-offs of $2,465,000 and credit loss expense of $3,169,000. The increase in required ACL during the nine months ended September 30, 2022 is a function of net charge-offs of $4,204,000 and credit loss expense of $6,102,000.

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
For all DCF models at September 30, 2022, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2022 as compared to December 31, 2021, the Company forecasted increasing national unemployment, a steeper decrease in one-year percentage change in national retail sales, a steeper decrease in one-year percentage change in the national home price index, and a steeper decrease in one-year percentage change in national gross domestic product. At September 30, 2022 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a sustained level in the first projected quarter followed by a decline to near-zero or negative levels over the last three projected quarters to a level below recent actual periods. For percentage changes in national home price index and national gross domestic product, the Company projected declines over the last three projected quarters to negative levels below recent actual periods. At September 30, 2022, the Company slowed its historical prepayment speeds in response to the rising interest rate environment in the macro economy.
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
For the three months ended September 30, 2022, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period did not have a significant impact on the ACL. Changes in net new required specific reserves increased the required ACL at September 30, 2022. Changes in loan volume and mix during the three months ended September 30, 2022 decreased the ACL during the period. Net charge-offs during the period were $2,465,000.
For the three months ended September 30, 2021, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $177,000. Further, the Company experienced a net reserve release of specific reserves. Changes in loan volume and mix during the three months ended September 30, 2021 did not have a significant impact on the ACL during the period. Non-PCD-related net charge-offs reduced the ACL by $3,718,000 during the three months ended September 30, 2021.
For the nine months ended September 30, 2022, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $1,487,000. Changes in net new required specific reserves also increased the required ACL at September 30, 2022. Changes in loan volume and mix during the nine months ended September 30, 2022 decreased the ACL during the period. Net charge-offs during the period were $4,204,000.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the nine months ended September 30, 2021, in addition to the impact of changes to the ACL on acquired PCD Over-Formula Advances previously discussed, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $10,319,000. Further, the Company experienced a net reserve release of specific reserves on non-PCD loans. Changes in loan volume and mix during the nine months ended September 30, 2021 also decreased the ACL during the period. Non-PCD-related charge-offs reduced the ACL by $4,067,000 during the nine months ended September 30, 2021.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
September 30, 2022
Commercial real estate	$1,240	$—	$—	$142	$1,382	$283
Construction, land development, land	151	—	—	—	151	—
1-4 family residential	1,663	—	—	47	1,710	80
Farmland	196	—	112	106	414	—
Commercial	208	—	3,256	14,403	17,867	4,330
Factored receivables	—	47,628	—	—	47,628	13,024
Consumer	—	—	—	154	154	13
Mortgage warehouse	—	—	—	—	—	—
Total	$3,458	$47,628	$3,368	$14,852	$69,306	$17,730
At September 30, 2022 the balance of the Over-Formula Advance Portfolio included in factored receivables was $8,785,000 and was fully reserved. At September 30, 2022 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
September 30, 2022
Commercial real estate	$1,465	$—	$421	$1,886	$667,856	$669,742	$—
Construction, land development, land	9	—	145	154	75,373	75,527	—
1-4 family residential	984	461	819	2,264	120,330	122,594	—
Farmland	—	—	—	—	66,595	66,595	—
Commercial	288	178	3,097	3,563	1,278,636	1,282,199	48
Factored receivables	42,637	13,455	38,969	95,061	1,354,019	1,449,080	38,969
Consumer	144	28	62	234	9,272	9,506	—
Mortgage warehouse	—	—	—	—	758,061	758,061	—
Total	$45,527	$14,122	$43,513	$103,162	$4,330,142	$4,433,304	$39,017

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2021
Commercial real estate	$1,021	$—	$16	$1,037	$631,738	$632,775	$—
Construction, land development, land	30	—	145	175	123,289	123,464	—
1-4 family residential	730	332	1,114	2,176	120,939	123,115	134
Farmland	378	154	977	1,509	75,885	77,394	—
Commercial	996	346	4,948	6,290	1,424,139	1,430,429	—
Factored receivables	70,109	18,302	39,134	127,545	1,571,992	1,699,537	39,134
Consumer	255	48	99	402	10,483	10,885	—
Mortgage warehouse	—	—	—	—	769,973	769,973	—
Total	$73,519	$19,182	$46,433	$139,134	$4,728,438	$4,867,572	$39,268
At September 30, 2022 and December 31, 2021, total past due Over-Formula Advances recorded in factored receivables was $8,785,000 and $10,077,000, respectively, all of which was considered past due 90 days or more. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition. At September 30, 2022 and December 31, 2021, the Misdirected Payments totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$1,108	$541	$2,025	$1,375
Construction, land development, land	151	151	964	964
1-4 family residential	1,710	1,604	1,683	1,582
Farmland	414	414	2,044	2,044
Commercial	17,291	3,015	8,078	3,910
Factored receivables	—	—	—	—
Consumer	154	112	240	159
Mortgage warehouse	—	—	—	—
	$20,828	$5,837	$15,034	$10,034
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Commercial real estate	$—	$—	$—	$8
Construction, land development, land	—	—	2	—
1-4 family residential	1	—	1	1
Farmland	—	—	—	6
Commercial	—	—	4	23
Factored receivables	—	—	—	—
Consumer	—	3	—	3
Mortgage warehouse	—	—	—	—
	$1	$3	$7	$41
There was no interest earned on nonaccrual loans during the three and nine months ended September 30, 2022 and 2021.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans(1)	$20,828	$15,034
Factored receivables greater than 90 days past due	30,184	29,057
Other nonperforming factored receivables(2)	4,331	1,428
Troubled debt restructurings accruing interest	577	765
	$55,920	$46,284
(1)Includes troubled debt restructurings of $2,034,000 and $3,912,000 at September 30, 2022 and December 31, 2021, respectively.
(2)Other nonperforming factored receivables represent the portion of the Over-Formula Advance Portfolio that is not covered by Covenant's indemnification as well as other nonperforming factored receivables less than 90 days past due. This amount is also considered Classified from a risk rating perspective.

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of September 30, 2022 and December 31, 2021, based on the most recent analysis performed, the risk category of loans is as follows:

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
September 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial real estate
Pass	$209,979	$162,141	$201,656	$27,482	$18,640	$38,969	$4,442	$—	$663,309
Classified	2,634	779	1,883	39	—	1,098	—	—	6,433
Total commercial real estate	$212,613	$162,920	$203,539	$27,521	$18,640	$40,067	$4,442	$—	$669,742

Construction, land development, land
Pass	$46,466	$16,185	$7,115	$4,368	$654	$578	$10	$—	$75,376
Classified	—	—	6	—	—	145	—	—	151
Total construction, land development, land	$46,466	$16,185	$7,121	$4,368	$654	$723	$10	$—	$75,527

1-4 family residential
Pass	$19,058	$23,089	$11,450	$3,046	$3,787	$22,067	$38,002	$308	$120,807
Classified	29	420	156	52	3	1,059	68	—	1,787
Total 1-4 family residential	$19,087	$23,509	$11,606	$3,098	$3,790	$23,126	$38,070	$308	$122,594

Farmland
Pass	$10,092	$12,736	$10,381	$2,738	$6,790	$21,707	$1,370	$218	$66,032
Classified	199	11	131	112	—	110	—	—	563
Total farmland	$10,291	$12,747	$10,512	$2,850	$6,790	$21,817	$1,370	$218	$66,595

Commercial
Pass	$300,479	$220,970	$181,171	$45,579	$7,594	$13,283	$473,205	$269	$1,242,550
Classified	14,656	10,681	3,701	2,148	110	115	8,238	—	39,649
Total commercial	$315,135	$231,651	$184,872	$47,727	$7,704	$13,398	$481,443	$269	$1,282,199

Factored receivables
Pass	$1,411,243	$—	$—	$—	$—	$—	$—	$—	$1,411,243
Classified	17,693	—	20,144	—	—	—	—	—	37,837
Total factored receivables	$1,428,936	$—	$20,144	$—	$—	$—	$—	$—	$1,449,080

Consumer
Pass	$3,112	$1,590	$1,033	$361	$355	$2,760	$141	$—	$9,352
Classified	—	2	2	—	—	150	—	—	154
Total consumer	$3,112	$1,592	$1,035	$361	$355	$2,910	$141	$—	$9,506

Mortgage warehouse
Pass	$758,061	$—	$—	$—	$—	$—	$—	$—	$758,061
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$758,061	$—	$—	$—	$—	$—	$—	$—	$758,061

Total loans
Pass	$2,758,490	$436,711	$412,806	$83,574	$37,820	$99,364	$517,170	$795	$4,346,730
Classified	35,211	11,893	26,023	2,351	113	2,677	8,306	—	86,574
Total loans	$2,793,701	$448,604	$438,829	$85,925	$37,933	$102,041	$525,476	$795	$4,433,304

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate
Pass	$211,088	$249,652	$50,223	$25,930	$47,447	$37,290	$4,595	$—	$626,225
Classified	2,879	3,358	41	—	16	—	256	—	6,550
Total commercial real estate	$213,967	$253,010	$50,264	$25,930	$47,463	$37,290	$4,851	$—	$632,775

Construction, land development, land
Pass	$56,764	$33,756	$4,744	$23,696	$1,199	$994	$8	$—	$121,161
Classified	2,150	8	—	—	—	145	—	—	2,303
Total construction, land development, land	$58,914	$33,764	$4,744	$23,696	$1,199	$1,139	$8	$—	$123,464

1-4 family residential
Pass	$26,840	$15,195	$9,485	$6,526	$8,591	$22,151	$32,210	$318	$121,316
Classified	273	233	53	6	64	1,089	81	—	1,799
Total 1-4 family residential	$27,113	$15,428	$9,538	$6,532	$8,655	$23,240	$32,291	$318	$123,115

Farmland
Pass	$14,387	$13,396	$7,892	$8,040	$10,040	$19,792	$1,317	$241	$75,105
Classified	199	612	593	333	128	298	126	—	2,289
Total farmland	$14,586	$14,008	$8,485	$8,373	$10,168	$20,090	$1,443	$241	$77,394

Commercial
Pass	$466,254	$332,746	$77,010	$18,940	$15,032	$7,704	$490,159	$49	$1,407,894
Classified	9,317	6,858	5,088	558	56	456	202	—	22,535
Total commercial	$475,571	$339,604	$82,098	$19,498	$15,088	$8,160	$490,361	$49	$1,430,429

Factored receivables
Pass	$1,667,922	$—	$—	$—	$—	$—	$—	$—	$1,667,922
Classified	10,826	20,789	—	—	—	—	—	—	31,615
Total factored receivables	$1,678,748	$20,789	$—	$—	$—	$—	$—	$—	$1,699,537

Consumer
Pass	$3,252	$1,794	$669	$553	$2,424	$1,882	$70	$—	$10,644
Classified	5	—	—	12	119	105	—	—	241
Total consumer	$3,257	$1,794	$669	$565	$2,543	$1,987	$70	$—	$10,885

Mortgage warehouse
Pass	$769,973	$—	$—	$—	$—	$—	$—	$—	$769,973
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$769,973	$—	$—	$—	$—	$—	$—	$—	$769,973

Total loans
Pass	$3,216,480	$646,539	$150,023	$83,685	$84,733	$89,813	$528,359	$608	$4,800,240
Classified	25,649	31,858	5,775	909	383	2,093	665	—	67,332
Total loans	$3,242,129	$678,397	$155,798	$84,594	$85,116	$91,906	$529,024	$608	$4,867,572
Troubled Debt Restructurings and Loan Modifications
The Company had troubled debt restructurings with an amortized cost of $2,611,000 and $4,677,000 as of September 30, 2022 and December 31, 2021, respectively. The Company had allocated $1,104,000 and $1,068,000 of allowance for those loans at September 30, 2022 and December 31, 2021, respectively, and had not committed to lend additional amounts.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings. The Company did not grant principal reductions on any restructured loans.

(Dollars in thousands)	Extended Amortization Period	Payment Deferrals	Protective Advances	Total Modifications	Number of Loans
Three months ended September 30, 2022
Commercial	$45	$—	$—	$45	1
	$45	$—	$—	$45	1

Nine months ended September 30, 2022
Commercial	$45	$—	$—	$45	1
	$45	$—	$—	$45	1

Nine months ended September 30, 2021
Commercial real estate	$—		$741	$741	1
	$—	$—	$741	$741	1
There were no loans modified as troubled debt restructurings during the three months ended September 30, 2021.
During the nine months ended September 30, 2022, the Company had two loans modified as troubled debt restructurings with a recorded investment of $546,000 for which there were payment defaults within twelve months following the modification. During the nine months ended September 30, 2021, the Company had three loans modified as troubled debt restructurings with a recorded investment of $1,681,000 for which there were payment defaults within twelve months following the modification. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure.
The following table summarizes the balance of loans modified for borrowers impacted by the COVID-19 pandemic.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Total modifications	—	—	—	10,459
These modifications primarily consisted of payment deferrals to assist customers. As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES act or Interagency Guidance, they are not considered troubled debt restructurings. There were no loans in deferral at September 30, 2022. The following table summarized the amortized cost of loans with payments in deferral and the accrued interest related to the loans with payments in deferral at December 31, 2021:

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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Residential Real Estate Loans In Process of Foreclosure
At September 30, 2022 and December 31, 2021, the Company had $129,000 and $301,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Goodwill	$233,709	$233,727

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(34,536)	$9,042	$43,578	$(31,800)	$11,778
Software intangible assets	16,932	(5,644)	11,288	16,932	(2,469)	14,463
Other intangible assets	30,410	(15,845)	14,565	29,560	(12,672)	16,888
	$90,920	$(56,025)	$34,895	$90,070	$(46,941)	$43,129
The changes in goodwill and intangible assets during the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$270,666	$286,567	$276,856	$189,922
Acquired goodwill	—	—	—	73,697
Acquired intangible assets	851	—	851	27,292
Acquired goodwill - measurement period adjustment	—	(3,238)	(18)	(3,179)
Amortization of intangibles	(2,913)	(3,274)	(9,085)	(7,677)
Ending balance	$268,604	$280,055	$268,604	$280,055
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
On June 10, 2022, the Company entered into two separate agreements with WSI. First, the Company entered into an Affiliate Agreement. The Affiliate Agreement canceled the Company’s outstanding warrants and modified the structure of the existing operating agreement to be consistent with TriumphPay operating as an open loop payments network. By modifying the operating agreement, the Company’s Payments segment operations now have greater ability to operate in the freight shipper audit space. As a result of the Affiliate Agreement, the Company recognized a total loss on impairment of the warrants of $3,224,000, which represented the full book balance of the warrants on the date the Affiliate Agreement was executed. The impairment loss was included in other noninterest income on the Company's consolidated statements of income during the three months ended June 30, 2022.

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
The Company's additional investment in WSI under the Investor Rights Agreement resulted in the Company discontinuing the equity method of accounting and qualified as an orderly and observable transaction for an identical investment in WSI, therefore the fair value of the Company's original 8% common stock investment was required to be adjusted from $4,925,000 at March 31, 2022 to $15,088,000, resulting in a gain of $10,163,000 that was recorded in other noninterest income on the Company's consolidated statements of income during the three months ended June 30, 2022.
The following table presents the Company’s investment in WSI:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Common stock	$38,088	$5,142
Warrants	—	3,224
Total investment	$38,088	$8,366
The investment is included in other assets on the Company’s consolidated balance sheets and has been allocated to the Payments segment. All gains and losses related to the investment are included in the Payment segment’s operating results.
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
The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminated, or treatment of the derivative as a hedge is no longer appropriate or intended. During the three months ended March 31, 2022, the Company terminated its single derivative with a notional value totaling $200,000,000, resulting in a termination value of $9,316,000. During the nine months ended September 30, 2022, the Company reclassified $465,000 into earnings through interest expense in the consolidated statements of income. On May 4, 2022, the Company terminated the hedged funding, incurring a termination fee of $732,000, which was recognized through interest expense in the consolidated statements of income, and reclassified the remaining $8,851,000 unrealized gain on the terminated derivative into earnings through other noninterest income in the consolidated statements of income.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the pre-tax impact of the terminated cash flow hedge on AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Unrealized gains on terminated hedges
Beginning Balance	$—	$—	$—	$—
Unrealized gains arising during the period	—	—	9,316	—
Reclassification adjustments for amortization of unrealized (gains) into net income	—	—	(9,316)	—
Ending Balance	$—	$—	$—	$—
The Company did not have any derivative financial instruments at September 30, 2022. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2021:

	Derivative Assets
	As of December 31, 2021
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value Total
Derivatives designated as hedging instruments:
Interest rate swaps	$200,000	Other Assets	$6,164
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax:

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of (Gain) or Loss Recognized from AOCI into Income	Amount of (Gain) or Loss Reclassified from AOCI into Income	Amount of (Gain) or Loss Reclassified from AOCI into Income Included Component
(Dollars in thousands)
Three Months Ended September 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$—	$—	Interest Expense, Noninterest Income	$—	$—

Three Months Ended September 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$7	$7	Interest Expense	$14	$14

Nine Months Ended September 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,705)	$(4,705)	Interest Expense, Noninterest Income	$(7,103)	$(7,103)

Nine Months Ended September 30, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,386	$2,386	Interest Expense	$53	$53

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
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $4,149,000 and $4,947,000 at September 30, 2022 and December 31, 2021, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 9 — LEGAL CONTINGENCIES
Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of September 30, 2022, will have no material effect on the Company’s consolidated financial statements.
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$3,994	$442,809	$446,803	$26,029	$523,483	$549,512
Standby letters of credit	$13,711	$4,920	$18,631	$11,090	$5,409	$16,499
Commitments to purchase loans	$—	$79,030	$79,030	$—	$108,423	$108,423
Mortgage warehouse commitments	$—	$851,939	$851,939	$—	$823,060	$823,060
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At September 30, 2022 and December 31, 2021, the allowance for credit losses on off-balance sheet credit exposures totaled $3,680,000 and $4,082,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Credit loss expense (benefit)	$(598)	$(238)	$(402)	$(1,159)
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2022	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$44,675	$—	$44,675
Asset-backed securities	—	6,476	—	6,476
State and municipal	—	14,262	—	14,262
CLO securities	—	169,708	—	169,708
Corporate bonds	—	1,249	—	1,249
SBA pooled securities	—	2,064	—	2,064
	$—	$238,434	$—	$238,434

Equity securities with readily determinable fair values
Mutual fund	$4,916	$—	$—	$4,916

Loans held for sale	$—	$78	$—	$78

Indemnification asset	$—	$—	$4,173	$4,173

Revenue share asset	$—	$—	$6,178	$6,178

Liabilities measured at fair value on a recurring basis
Return of premium liability	$—	$—	$570	$570

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$37,449	$—	$37,449
Asset-backed securities	—	6,764	—	6,764
State and municipal	—	26,825	—	26,825
CLO Securities	—	106,634	—	106,634
Corporate bonds	—	2,056	—	2,056
SBA pooled securities	—	2,698	—	2,698
	$—	$182,426	$—	$182,426

Equity securities with readily determinable fair values
Mutual fund	$5,504	$—	$—	$5,504

Loans held for sale	$—	$7,330	$—	$7,330

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$6,164	$—	$6,164

Indemnification asset	$—	$—	$4,786	$4,786

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There were no transfers between levels during 2022 or 2021.
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At September 30, 2022 and December 31, 2021, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $4,393,000 and $5,038,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$4,377	$5,246	$4,786	$36,225
Indemnification asset recognized in business combination	—	—	—	—
Change in fair value of indemnification asset recognized in earnings	(204)	(460)	(613)	4,194
Indemnification reduction	—	—	—	(35,633)
Ending balance	$4,173	$4,786	$4,173	$4,786
Revenue Share Asset
On June 30, 2022 and September 6, 2022, the Company entered into and closed two separate agreements to sell two separate portfolios of factored receivables. The June 30, 2022 agreement contains revenue share provisions that entitles the Company to an amount equal to fifteen percent of the future gross monthly revenue of the clients associated with the sold factored receivable portfolio. The September 6, 2022 agreement contains revenue share provisions that entitles the Company to an amount ranging from fifteen to twenty percent, depending on the client, of the future gross monthly revenue of the clients associated with the sold factored receivable portfolio. The fair value of the revenue share assets is calculated each reporting period, and changes in the fair value of the revenue share assets are recorded in noninterest income in the consolidated statements of income. The revenue share asset fair value is considered a Level 3 classification.
At September 30, 2022, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue as $8,653,000 and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

(Dollars in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Beginning balance	$5,210	$—
Revenue share asset recognized	1,027	6,237
Change in fair value of revenue share asset recognized in earnings	171	171
Revenue share payments received	(230)	(230)
Ending balance	$6,178	$6,178

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Return of Premium Liability
On June 23, 2022, the Company made the decision to sell and closed on the sale of a portfolio of equipment loans for cash consideration. The associated agreement contains a provision that in the event that a sold loan is prepaid in full prior to the due date of the final scheduled contractual payment, the Company will return a pro-rata portion of the premium calculated as of the date of such prepayment in full. The fair value of the return of premium liability is calculated each reporting period, and changes in the fair value of the return of premium liability are recorded in noninterest income in the consolidated statements of income. The return of premium liability is considered a Level 3 classification. At September 30, 2022, the fair value of the estimated premium expected to be returned to the purchaser for sold loans prepaid in full was calculated as the difference between the discounted cash flows of each sold loan assuming no prepayments and the discounted cash flows of each sold loan assuming an 11.0% prepayment speed; consistent with management's expected prepayment speed. A reconciliation of the opening balance to the closing balance of the fair value of the return of premium liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$708	$—	$—	$—
Return of premium liability recognized in business combination	—	—	708	—
Change in fair value of return of premium liability recognized in earnings	(104)	—	(104)	—
Return of premium payments made	(34)	—	(34)	—
Ending balance	$570	$—	$570	$—
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2022	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$283	$283
1-4 family residential	—	—	25	25
Commercial	—	—	9,771	9,771
Factored receivables	—	—	34,604	34,604
Consumer	—	—	29	29
	$—	$—	$44,712	$44,712

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$366	$366
1-4 family residential	—	—	61	61
Commercial	—	—	2,435	2,435
Factored receivables	—	—	30,224	30,224
Consumer	—	—	60	60
Other real estate owned (1)
Commercial real estate	—	—	7	7
Construction, land development, land	—	—	63	63
	$—	$—	$33,216	$33,216
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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at September 30, 2022 and December 31, 2021 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
September 30, 2022		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$421,729	$421,729	$—	$—	$421,729
Securities - held to maturity	4,149	—	—	5,603	5,603
Loans not previously presented, gross	4,388,592	228,971	—	4,080,885	4,309,856
FHLB and other restricted stock	6,213	N/A	N/A	N/A	N/A
Accrued interest receivable	18,214	18,214	—	—	18,214

Financial liabilities:
Deposits	4,441,354	—	4,429,225	—	4,429,225
Customer repurchase agreements	13,463	—	13,463	—	13,463
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	107,587	—	106,327	—	106,327
Junior subordinated debentures	41,016	—	42,847	—	42,847
Accrued interest payable	2,538	2,538	—	—	2,538

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2021		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$383,178	$383,178	$—	$—	$383,178
Securities - held to maturity	4,947	—	—	5,447	5,447
Loans not previously presented, gross	4,834,426	142,962	—	4,685,058	4,828,020
FHLB and other restricted stock	10,146	N/A	N/A	N/A	N/A
Accrued interest receivable	15,319	15,319	—	—	15,319

Financial liabilities:
Deposits	4,646,679	—	4,646,552	—	4,646,552
Customer repurchase agreements	2,103	—	2,103	—	2,103
Federal Home Loan Bank advances	180,000	—	180,000	—	180,000
Paycheck Protection Program Liquidity Facility	27,144	—	27,144	—	27,144
Subordinated notes	106,957	—	110,045	—	110,045
Junior subordinated debentures	40,602	—	41,286	—	41,286
Accrued interest payable	1,951	1,951	—	—	1,951
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2022 and December 31, 2021, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2022 and December 31, 2021, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2022 that management believes have changed TBK Bank’s category.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$831,228	16.6%	$400,592	8.0%	N/A	N/A
TBK Bank, SSB	$781,506	15.7%	$398,220	8.0%	$497,775	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$685,113	13.6%	$302,256	6.0%	N/A	N/A
TBK Bank, SSB	$744,948	15.0%	$297,979	6.0%	$397,306	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$599,097	11.9%	$226,549	4.5%	N/A	N/A
TBK Bank, SSB	$744,948	15.0%	$223,484	4.5%	$322,811	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$685,113	12.6%	$217,496	4.0%	N/A	N/A
TBK Bank, SSB	$744,948	13.7%	$217,503	4.0%	$271,879	5.0%

As of December 31, 2021
Total capital (to risk weighted assets)
Triumph Bancorp, Inc.	$769,475	14.1%	$436,582	8.0%	N/A	N/A
TBK Bank, SSB	$698,286	12.9%	$433,046	8.0%	$541,307	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$628,094	11.5%	$327,701	6.0%	N/A	N/A
TBK Bank, SSB	$665,336	12.3%	$324,554	6.0%	$432,739	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Bancorp, Inc.	$542,492	9.9%	$246,587	4.5%	N/A	N/A
TBK Bank, SSB	$665,336	12.3%	$243,416	4.5%	$351,600	6.5%

Tier 1 capital (to average assets)
Triumph Bancorp, Inc.	$628,094	11.1%	$226,340	4.0%	N/A	N/A
TBK Bank, SSB	$665,336	11.8%	$225,538	4.0%	$281,922	5.0%
As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”) was delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed.
Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at September 30, 2022 and December 31, 2021. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At September 30, 2022 and December 31, 2021, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 13 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Bancorp, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	September 30, 2022	December 31, 2021
Shares authorized	50,000,000	50,000,000
Shares issued	28,321,716	28,261,680
Treasury shares	(3,843,428)	(3,102,801)
Shares outstanding	24,478,288	25,158,879
Par value per share	$0.01	$0.01
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
The following repurchases were made under the February 7, 2022 program. No shares have been purchased under the May 23, 2022 program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares repurchased into treasury stock	—	—	709,795	—
Average price of shares repurchased into treasury stock	$—	$—	$70.41	$—
Total cost of shares repurchased into treasury stock	$—	$—	$50,000,000	$—

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $4,296,000 and $4,445,000 for the three months ended September 30, 2022 and 2021, respectively, and $17,128,000 and $9,181,000 for the nine months ended September 30, 2022 and 2021, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2022 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	363,404	67.56
Granted	12,471	74.42
Vested	(126,203)	61.74
Forfeited	(3,098)	45.60
Nonvested at September 30, 2022	246,574	71.17
RSAs granted to employees under the Omnibus Incentive Plan typically vest immediately or over four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2022, there was $7,552,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 2.52 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2022 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	122,470	52.07
Granted	91,849	69.44
Vested	—	—
Forfeited	(967)	52.46
Nonvested at September 30, 2022	213,352	59.55
RSUs granted to employees under the Omnibus Incentive Plan typically vest over four to five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2022, there was $7,688,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 3.19 years.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2022 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	94,984	$43.68
Granted	33,276	84.22
Incremental shares earned	8,997	N/A
Vested	(20,996)	33.91
Forfeited	(535)	38.57
Nonvested at September 30, 2022	115,726	$56.38
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
As of September 30, 2022, there was $3,343,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.21 years.
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2022 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	259,383	$39.32
Granted	3,000	69.44
Vested	—	—
Forfeited	(6,349)	43.26
Nonvested at September 30, 2022	256,034	$39.57
Performance Based PSUs granted to employees under the Omnibus Incentive Plan vest after a three year performance period. The number of shares issued upon vesting will range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. Compensation expense for the Performance Based PSUs will be estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three and nine months ended September 30, 2022, the Company recognized $298,000 and $5,433,000, respectively, of stock based compensation expense related to Performance Based PSUs. As of September 30, 2022, the maximum unrecognized compensation cost related to the nonvested Performance Based PSUs was $7,424,000, and the remaining performance period over which the cost could be recognized was 0.25 years. No compensation cost was recorded during the three and nine months ended September 30, 2021.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the nine months ended September 30, 2022 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2022	166,755	$33.34
Granted	35,939	69.44
Exercised	(3,797)	26.12
Forfeited or expired	—	—
Outstanding at September 30, 2022	198,897	$40.00	6.41	$3,976

Fully vested shares and shares expected to vest at September 30, 2022	198,897	$40.00	6.41	$3,976

Shares exercisable at September 30, 2022	128,958	$29.10	5.15	$3,401
Information related to the stock options for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2022	2021
Aggregate intrinsic value of options exercised	$280	$2,249
Cash received from option exercises, net	(74)	196
Tax benefit realized from option exercises	59	472
Weighted average fair value per share of options granted	$32.15	$35.37
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

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2022, there was $1,059,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.28 years.
Employee Stock Purchase Plan
On April 1, 2019, the Company’s Board of Directors adopted the Triumph Bancorp, Inc. Employee Stock Purchase Plan (“ESPP”) and reserved 2,500,000 shares of common stock for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. The first offering period commenced on February 1, 2021. During the nine months ended September 30, 2022, 24,516 shares were issued under the plan. No shares were issued during the nine months ended September 30, 2021.
NOTE 15 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Basic
Net income to common stockholders	$15,428	$23,627	$82,346	$83,929
Weighted average common shares outstanding	24,227,020	24,759,419	24,483,054	24,719,861
Basic earnings per common share	$0.64	$0.95	$3.36	$3.40
Diluted
Net income to common stockholders	$15,428	$23,627	$82,346	$83,929
Weighted average common shares outstanding	24,227,020	24,759,419	24,483,054	24,719,861
Dilutive effects of:
Assumed exercises of stock options	85,239	121,110	95,252	129,149
Restricted stock awards	122,723	141,204	162,883	146,172
Restricted stock units	97,512	74,268	96,174	71,620
Performance stock units - market based	117,358	131,346	124,249	131,275
Performance stock units - performance based	327,016	—	109,005	—
Employee stock purchase program	2,389	616	2,245	1,914
Average shares and dilutive potential common shares	24,979,257	25,227,963	25,072,862	25,199,991
Diluted earnings per common share	$0.62	$0.94	$3.28	$3.33
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	52,878	16,939	52,878	16,939
Restricted stock awards	6,348	—	6,348	195,640
Restricted stock units	15,000	—	15,000	17,757
Performance stock units - market based	45,296	12,020	45,296	12,020
Performance stock units - performance based	—	259,383	—	259,383
Employee stock purchase program	—	—	—	—

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
Fee income for the Payments segment primarily consists of TriumphPay payment and audit fees. These fees totaled $3,545,000 and $3,095,000 for the three months ended September 30, 2022 and 2021, respectively, and $10,156,000 and $4,251,000 for the nine months ended September 30, 2022 and 2021, respectively. These fees are transaction based and are recognized at the time the transaction is executed as that is the point in time that the Company satisfies its performance obligations.
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

(Dollars in thousands)
Three months ended September 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$49,864	$49,561	$3,756	$44	$103,225
Intersegment interest allocations	2,606	(2,458)	(148)	—	—
Total interest expense	2,924	—	—	2,031	4,955
Net interest income (expense)	49,546	47,103	3,608	(1,987)	98,270
Credit loss expense (benefit)	2,388	(52)	235	75	2,646
Net interest income after credit loss expense	47,158	47,155	3,373	(2,062)	95,624
Noninterest income	6,189	2,941	3,518	20	12,668
Noninterest expense	48,648	22,896	14,066	1,079	86,689
Net income (loss) before income tax expense	$4,699	$27,200	$(7,175)	$(3,121)	$21,603

(Dollars in thousands)
Three months ended September 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$46,175	$47,222	$3,295	$43	$96,735
Intersegment interest allocations	2,452	(2,341)	(111)	—	—
Total interest expense	2,073	—	—	2,891	4,964
Net interest income (expense)	46,554	44,881	3,184	(2,848)	91,771
Credit loss expense (benefit)	(2,399)	1,164	38	10	(1,187)
Net interest income after credit loss expense	48,953	43,717	3,146	(2,858)	92,958
Noninterest income	7,371	1,557	3,086	41	12,055
Noninterest expense	41,183	19,106	11,416	1,108	72,813
Net income (loss) before income tax expense	$15,141	$26,168	$(5,184)	$(3,925)	$32,200

(Dollars in thousands)
Nine months ended September 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$138,286	$161,789	$12,760	$132	$312,967
Intersegment interest allocations	6,651	(6,312)	(339)	—	—
Total interest expense	7,547	—	—	5,643	13,190
Net interest income (expense)	137,390	155,477	12,421	(5,511)	299,777
Credit loss expense (benefit)	2,638	1,961	405	1,044	6,048
Net interest income after credit loss expense	134,752	153,516	12,016	(6,555)	293,729
Noninterest income	34,496	20,333	17,069	51	71,949
Noninterest expense	138,741	66,408	46,062	2,649	253,860
Net income (loss) before income tax expense	$30,507	$107,441	$(16,977)	$(9,153)	$111,818

TRIUMPH BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)
Nine months ended September 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$144,087	$127,699	$7,939	$51	$279,776
Intersegment interest allocations	8,117	(7,700)	(417)	—	—
Total interest expense	8,225	—	—	6,478	14,703
Net interest income (expense)	143,979	119,999	7,522	(6,427)	265,073
Credit loss expense (benefit)	(19,187)	8,091	548	(290)	(10,838)
Net interest income after credit loss expense	163,166	111,908	6,974	(6,137)	275,911
Noninterest income	25,139	10,710	4,242	151	40,242
Noninterest expense	122,497	52,433	26,393	3,180	204,503
Net income (loss) before income tax expense	$65,808	$70,185	$(15,177)	$(9,166)	$111,650
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
September 30, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,162,380	$1,406,367	$354,179	$1,041,293	$(2,321,769)	$5,642,450
Gross loans	$3,849,962	$1,330,122	$118,958	$—	$(865,738)	$4,433,304

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,568,826	$1,679,495	$293,212	$1,009,998	$(2,595,281)	$5,956,250
Gross loans	$4,444,136	$1,546,361	$153,176	$700	$(1,276,801)	$4,867,572

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of September 30, 2022, we had consolidated total assets of $5.642 billion, total loans held for investment of $4.433  billion, total deposits of $4.441 billion and total stockholders’ equity of $891.2 million.
Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial lending product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our banking operations commenced in 2010 and include a branch network developed through organic growth and acquisition, including concentrations the front range of Colorado, the Quad Cities market in Iowa and Illinois and a full-service branch in Dallas, Texas. Our traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Our asset-based lending and equipment lending products are offered on a nationwide basis and generate attractive returns. Additionally, we offer mortgage warehouse and liquid credit lending products on a nationwide basis to provide further asset base diversification and stable deposits. Our Banking products and services share basic processes and have similar economic characteristics.
In addition to our traditional banking operations, we also operate a factoring business focused primarily on serving the over-the-road trucking industry. This business involves the provision of working capital to the trucking industry through the purchase of invoices generated by medium to large sized trucking fleets ("Carriers") at a discount to provide immediate working capital to such Carriers. We commenced these operations in 2012 through the acquisition of our factoring subsidiary, Triumph Business Capital. Triumph Business Capital operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products described above. Given its acquisition, this business has a legacy and structure as a standalone company.
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

At September 30, 2022, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Business Capital. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the nine months ended September 30, 2022, our Banking segment generated 45% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 47% of our total revenue, our Payments segment generated 8% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
Third Quarter 2022 Overview
Net income available to common stockholders for the three months ended September 30, 2022 was $15.4 million, or $0.62 per diluted share, compared to net income to common stockholders for the three months ended September 30, 2021 of $23.6 million, or $0.94 per diluted share. For the three months ended September 30, 2022, our return on average common equity was 7.17% and our return on average assets was 1.13%.
Net income available to common stockholders for the nine months ended September 30, 2022 was $82.3 million, or $3.28 per diluted share, compared to net income available to common stockholders for the nine months ended September 30, 2021 of $83.9 million, or $3.33 per diluted share. Excluding material gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $86.2 million, or $3.42 per diluted share, for the nine months ended September 30, 2021. There were no such adjustment for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, our return on average common equity was 13.07% and our return on average assets was 1.95%.
At September 30, 2022, we had total assets of $5.642 billion, including gross loans held for investment of $4.433 billion, compared to $5.956 billion of total assets and $4.868 billion of gross loans held for investment at December 31, 2021. Total loans held for investment decreased $434.3 million during the nine months ended September 30, 2022. Our Banking loans, which constitute 67% of our total loan portfolio at September 30, 2022, decreased from $3.168 billion in aggregate as of December 31, 2021 to $2.984 billion as of September 30, 2022, a decrease of 5.8%. Our Factoring factored receivables, which constitute 30% of our total loan portfolio at September 30, 2022, decreased from $1.546 billion in aggregate as of December 31, 2021 to $1.330 billion as of September 30, 2022, a decrease of 14.0%. The period end balance of Factoring factored receivables was impacted by our decision to sell certain factored receivables (discussed in 2022 Items of Note) during the period. Our Payments factored receivables, which constitute 3% of our total loan portfolio at September 30, 2022, decreased from $153.2 million in aggregate as of December 31, 2021 to $119.0 million as of September 30, 2022, a decrease of 22.3%.
At September 30, 2022, we had total liabilities of $4.751 billion, including total deposits of $4.441 billion, compared to $5.097 billion of total liabilities and $4.647 billion of total deposits at December 31, 2021. Deposits decreased $205.3 million during the nine months ended September 30, 2022.
At September 30, 2022, we had total stockholders' equity of $891.2 million. During the nine months ended September 30, 2022, total stockholders’ equity increased $32.3 million, primarily due to our net income during the period, offset in part by our treasury stock purchases made under our share repurchase program. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 13.64% and 16.56%, respectively, at September 30, 2022.
The total dollar value of invoices purchased by Triumph Business Capital during the three months ended September 30, 2022 was $3.600 billion with an average invoice size of $2,141. The average transportation invoice size for the three months ended September 30, 2022 was $2,073. This compares to invoice purchase volume of $3.532 billion with an average invoice size of $2,300 and average transportation invoice size of $2,195 during the same period a year ago.
TriumphPay processed 4.7 million invoices paying Carriers a total of $5.952 billion during the three months ended September 30, 2022. This compares to processed volume of 3.8 million invoices for a total of $4.191 billion during the same period a year ago.

2022 Items of Note
Equipment Loan Sale
During the three months ended June 30, 2022, we made the decision to sell a portfolio of equipment loans. Equipment loans totaling $191.2 million were sold resulting in a gain on sale of loans of $3.9 million.
The gain on sale, net of transaction costs, was included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income and was allocated to the Banking segment.
Factored Receivable Disposal Group
During the three months ended June 30, 2022, Factored Receivable Disposal Group factored receivables totaling $67.9 million and customer reserves totaling $9.7 million were sold resulting in a gain on sale of loans of $13.2 million. During the three months ended September 30, 2022, Factored Receivable Disposal Group factored receivables totaling $20.1 million and customer reserves totaling $1.1 million were sold resulting in a gain on sale of loans of $1.0 million.
The gains on sale, net of transaction costs, totaling $14.2 million were included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income and were allocated to the Factoring segment.
For further information on the above transactions, see Note 2 – Acquisitions and Divestitures in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
Interest rate swap termination
During the three months ended March 31, 2022, we terminated our single derivative with a notional value totaling $200.0 million, resulting in a termination value of $9.3 million. During the three months ended June 30, 2022, we terminated the associated hedged funding, incurring a termination fee of $0.7 million which was recognized through interest expense in the consolidated statements of income, and reclassified the remaining $8.9 million unrealized gain on the terminated derivative into earnings through other noninterest income in the consolidated statements of income.
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
On June 10, 2022, we entered into two separate agreements with WSI. First, we entered into an Affiliate Agreement. The Affiliate Agreement canceled our outstanding warrants in exchange for cancellation of an exclusivity clause included in the original investment agreement executed during 2019. By cancelling the exclusivity clause, our Payments segment operations now have greater ability to operate in the freight shipper audit space. As a result of the Affiliate Agreement, we recognized a total loss on impairment of the warrants of $3.2 million, which represented the full book balance of the warrants on the date the Affiliate Agreement was executed. The impairment loss was included in other noninterest income in the consolidated statements of income during the three and nine months ended September 30, 2022.

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
Our additional investment in WSI under the Investor Rights Agreement resulted in us discontinuing the equity method of accounting and qualified as an orderly and observable transaction for an identical investment in WSI, therefore the fair value of our original 8% common stock investment was required to be adjusted from $4.9 million at March 31, 2022 to $15.1 million, resulting in a gain of $10.2 million that was recorded in other noninterest income in the consolidated statements of income during the three months ended June 30, 2022.
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
On May 23, 2022, we announced that our board of directors had authorized us to repurchase up to an additional $75.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions at our discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of our common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. The repurchase program is authorized for a period of up to one year and does not require us to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at our discretion. As of September 30, 2022, no share repurchases had been made under the May 23, 2022 plan.
Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the three months ended September 30, 2022.
At September 30, 2022, the carrying value of the acquired over-formula advances was $8.8 million, the total reserve on acquired over-formula advances was $8.8 million and the balance of our indemnification asset, the value of the payment that would be due to us from CVLG in the event that these over-advances are charged off, was $4.2 million.
As of September 30, 2022 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of September 30, 2022. The full amount of such receivable is reflected in non-performing and past due factored receivables as of September 30, 2022 in accordance with our policy. As of September 30, 2022, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.

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
Trucking transportation

The largest driver of changes in revenue at our Factoring segment is what is happening in freight markets, particularly in brokered freight, which is priced largely off the spot market and subject to variability in diesel prices.The third quarter saw continuing slow reduction in freight volume and spot rates. Volume was similar to pre-pandemic years in July and August of 2022, but September did not see the usual increase in volume. While spot rates declined, they remained above 2019 numbers and the third quarter was a good quarter for freight brokers as the differential between contract rates and spot rates remained wide. Flat bed truck activity had decreased the most by the end of the third quarter, driven by, among other items, fewer housing starts. Refrigerated van volume and rates maintained a relatively strong position, while dry vans saw dropping rates in most markets at a slow decline. Overall, there have been some dropouts of 1-5 truck firms and owner-operators. There has been a shift to shorter hauls by this segment, primarily due to diesel prices not supported within spot rates and much of the freight has shifted to contract haulers with a fuel surcharge written into the load tenders.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Income Statement Data:
Interest income	$103,225	$96,735	$312,967	$279,776
Interest expense	4,955	4,964	13,190	14,703
Net interest income	98,270	91,771	299,777	265,073
Credit loss expense (benefit)	2,646	(1,187)	6,048	(10,838)
Net interest income after credit loss expense (benefit)	95,624	92,958	293,729	275,911
Noninterest income	12,668	12,055	71,949	40,242
Noninterest expense	86,689	72,813	253,860	204,503
Net income (loss) before income taxes	21,603	32,200	111,818	111,650
Income tax expense (benefit)	5,374	7,771	27,068	25,316
Net income (loss)	$16,229	$24,429	$84,750	$86,334
Dividends on preferred stock	(801)	(802)	(2,404)	(2,405)
Net income available (loss) to common stockholders	$15,428	$23,627	$82,346	$83,929

Per Share Data:
Basic earnings (loss) per common share	$0.64	$0.95	$3.36	$3.40
Diluted earnings (loss) per common share	$0.62	$0.94	$3.28	$3.33
Weighted average shares outstanding - basic	24,227,020	24,759,419	24,483,054	24,719,861
Weighted average shares outstanding - diluted	24,979,257	25,227,963	25,072,862	25,199,991

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$0.62	$0.94	$3.28	$3.42
Adjusted weighted average shares outstanding - diluted	24,979,257	25,227,963	25,072,862	25,199,991

Performance ratios - Annualized:
Return on average assets	1.13%	1.61%	1.95%	1.91%
Return on average total equity	7.16%	11.85%	12.77%	14.72%
Return on average common equity	7.17%	12.13%	13.07%	15.18%
Return on average tangible common equity (1)	10.47%	19.21%	19.28%	22.12%
Yield on loans(2)	8.95%	7.92%	8.77%	7.65%
Cost of interest bearing deposits	0.41%	0.27%	0.35%	0.33%
Cost of total deposits	0.24%	0.16%	0.20%	0.21%
Cost of total funds	0.42%	0.38%	0.36%	0.38%
Net interest margin(2)	7.71%	6.69%	7.69%	6.41%
Efficiency ratio	78.14%	70.13%	68.29%	66.98%
Adjusted efficiency ratio (1)	78.14%	70.13%	68.29%	66.00%
Net noninterest expense to average assets	5.15%	4.00%	4.19%	3.63%
Adjusted net noninterest expense to average assets (1)	5.15%	4.00%	4.19%	3.57%

(Dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021
Balance Sheet Data:
Total assets	$5,642,450	$5,956,250
Cash and cash equivalents	421,729	383,178
Investment securities	247,499	192,877
Loans held for investment, net	4,389,193	4,825,359
Total liabilities	4,751,277	5,097,386
Noninterest bearing deposits	1,897,309	1,925,370
Interest bearing deposits	2,544,045	2,721,309
FHLB advances	30,000	180,000
Paycheck Protection Program Liquidity Facility	—	27,144
Subordinated notes	107,587	106,957
Junior subordinated debentures	41,016	40,602
Total stockholders’ equity	891,173	858,864
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	846,173	813,864

Per Share Data:
Book value per share	$34.57	$32.35
Tangible book value per share (1)	$23.60	$21.34
Shares outstanding end of period	24,478,288	25,158,879

Asset Quality ratios(3):
Past due to total loans	2.33%	2.86%
Nonperforming loans to total loans	1.26%	0.95%
Nonperforming assets to total assets	1.11%	0.92%
ACL to nonperforming loans	78.88%	91.20%
ACL to total loans	0.99%	0.87%
Net charge-offs to average loans(4)	0.09%	0.95%

Capital ratios:
Tier 1 capital to average assets	12.57%	11.11%
Tier 1 capital to risk-weighted assets	13.64%	11.51%
Common equity Tier 1 capital to risk-weighted assets	11.93%	9.94%
Total capital to risk-weighted assets	16.56%	14.10%
Total stockholders' equity to total assets	15.79%	14.42%
Tangible common stockholders' equity ratio (1)	10.75%	9.46%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Loan discount accretion	$1,539	$1,953	$6,631	$7,615
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the nine months ended September 30, 2022 and the year ended December 31, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2022	2021	2022	2021
Net income available to common stockholders	$15,428	$23,627	$82,346	$83,929
Transaction costs	—	—	—	2,992
Tax effect of adjustments	—	—	—	(715)
Adjusted net income available to common stockholders	$15,428	$23,627	$82,346	$86,206
Weighted average shares outstanding - diluted	24,979,257	25,227,963	25,072,862	25,199,991
Adjusted diluted earnings per common share	$0.62	$0.94	$3.28	$3.42

Average total stockholders' equity	$898,845	$818,022	$887,497	$784,019
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	853,845	773,022	842,497	739,019
Average goodwill and other intangibles	(269,417)	(284,970)	(271,350)	(231,751)
Average tangible common equity	$584,428	$488,052	$571,147	$507,268

Net income available to common stockholders	$15,428	$23,627	$82,346	$83,929
Average tangible common equity	584,428	488,052	571,147	507,268
Return on average tangible common equity	10.47%	19.21%	19.28%	22.12%

Adjusted efficiency ratio:
Net interest income	$98,270	$91,771	$299,777	$265,073
Noninterest income	12,668	12,055	71,949	40,242
Operating revenue	110,938	103,826	371,726	305,315
Total noninterest expense	$86,689	$72,813	$253,860	$204,503
Transaction costs	—	—	—	(2,992)
Adjusted noninterest expense	$86,689	$72,813	$253,860	$201,511
Adjusted efficiency ratio	78.14%	70.13%	68.29%	66.00%

Adjusted net noninterest expense to average assets ratio:
Total noninterest expense	$86,689	$72,813	$253,860	$204,503
Transaction costs	—	—	—	(2,992)
Adjusted noninterest expense	86,689	72,813	253,860	201,511
Total noninterest income	12,668	12,055	71,949	40,242
Net noninterest expenses	$74,021	$60,758	$181,911	$161,269
Average total assets	$5,700,547	$6,020,631	$5,806,933	$6,042,677
Adjusted net noninterest expense to average assets ratio	5.15%	4.00%	4.19%	3.57%

(Dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021
Total stockholders' equity	$891,173	$858,864
Preferred stock	(45,000)	(45,000)
Total common stockholders' equity	846,173	813,864
Goodwill and other intangibles	(268,604)	(276,856)
Tangible common stockholders' equity	$577,569	$537,008
Common shares outstanding	24,478,288	25,158,879
Tangible book value per share	$23.60	$21.34

Total assets at end of period	$5,642,450	$5,956,250
Goodwill and other intangibles	(268,604)	(276,856)
Tangible assets at period end	$5,373,846	$5,679,394
Tangible common stockholders' equity ratio	10.75%	9.46%
Results of Operations
Three months ended September 30, 2022 compared with three months ended September 30, 2021.
Net Income
We earned net income of $16.2 million for the three months ended September 30, 2022 compared to net income of $24.4 million for the three months ended September 30, 2021, a decrease of $8.2 million. The decrease in net income was driven by a $13.9 million increase in noninterest expense and a $3.8 million increase in credit loss expense partially offset by a $6.5 million increase in net interest income, a $0.6 million increase in noninterest income, and a $2.4 million decrease in income tax expense.
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

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	452,136	2,607	2.29%	474,122	183	0.15%
Taxable securities	231,759	2,217	3.80%	154,017	948	2.44%
Tax-exempt securities	14,197	91	2.54%	27,839	178	2.54%
FHLB and other restricted stock	6,171	65	4.18%	7,956	28	1.40%
Loans (1)	4,355,132	98,245	8.95%	4,777,409	95,398	7.92%
Total interest earning assets	5,059,395	103,225	8.09%	5,441,343	96,735	7.05%
Noninterest earning assets:
Cash and cash equivalents	108,323			75,374
Other noninterest earning assets	532,829			503,914
Total assets	5,700,547			6,020,631
Interest bearing liabilities:
Deposits:
Interest bearing demand	879,851	812	0.37%	779,625	435	0.22%
Individual retirement accounts	77,004	97	0.50%	86,571	126	0.58%
Money market	524,483	313	0.24%	417,435	225	0.21%
Savings	524,106	209	0.16%	479,915	185	0.15%
Certificates of deposit	407,130	564	0.55%	595,001	725	0.48%
Brokered time deposits	186,856	748	1.59%	99,116	29	0.12%
Other brokered deposits	26,758	—	—%	441,446	223	0.20%
Total interest bearing deposits	2,626,188	2,743	0.41%	2,899,109	1,948	0.27%
Federal Home Loan Bank advances	30,000	182	2.41%	36,522	22	0.24%
Subordinated notes	107,477	1,304	4.81%	114,071	2,449	8.52%
Junior subordinated debentures	40,948	726	7.03%	40,390	443	4.35%
Other borrowings	13,180	—	—%	127,946	102	0.32%
Total interest bearing liabilities	2,817,793	4,955	0.70%	3,218,038	4,964	0.61%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,885,111			1,912,398
Other liabilities	98,798			72,173
Total equity	898,845			818,022
Total liabilities and equity	5,700,547			6,020,631
Net interest income		98,270			91,771
Interest spread (2)			7.39%			6.44%
Net interest margin (3)			7.71%			6.69%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021
Average Banking loans	$2,830,507	$3,299,152
Average Factoring receivables	1,393,141	1,362,856
Average Payments receivables	131,484	115,401
Average total loans	$4,355,132	$4,777,409
Banking yield	6.30%	5.40%
Factoring yield	14.11%	13.75%
Payments yield	11.33%	11.33%
Total loan yield	8.95%	7.92%
We earned net interest income of $98.3 million for the three months ended September 30, 2022 compared to $91.8 million for the three months ended September 30, 2021, an increase of $6.5 million, or 7.1%, primarily driven by the following factors.
Interest income increased $6.5 million, or 6.7%, in spite of a decrease in average interest earning assets of $381.9 million, or 7.0%, and a decrease in average total loans of $422.3 million, or 8.8%. The average balance of our higher yielding Factoring factored receivables increased $30.3 million, or 2.2%, partially driving the increase in interest income along with an increase in average Payments factored receivables. This was partially offset by a decrease in average Banking loans of $468.6 million, or 14.2% due to decreases in the average balances of all Banking loan types except for general commercial, asset based lending, and liquid credit. In addition to volumes, the increase in interest income was impacted by higher average rates discussed below. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $610.8 million for the three months ended September 30, 2022 compared to $772.3 million for the three months ended September 30, 2021. Further, included in our Banking loans were PPP loans with a carrying amounts of $0.1 million and $87.4 million at September 30, 2022 and September 30, 2021, respectively. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit. We recognized discount accretion on purchased loans of $1.5 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively.
Interest expense decreased $0.01 million, or 0.2%, despite a larger decrease in average interest-bearing liabilities. More specifically, average total interest bearing deposits decreased $272.9 million, or 9.4%. Average noninterest bearing demand deposits decreased $27.3 million. The change in interest expense period over period was driven by higher average rates discussed below.
Net interest margin increased to 7.71% for the three months ended September 30, 2022 from 6.69% for the three months ended September 30, 2021, an increase of 102 basis points or 15.2%.
The increase in our net interest margin was impacted by an increase in our yield on interest earning assets of 104 basis points to 8.09% for the three months ended September 30, 2022. This increase was primarily driven by higher yields on loans which increased 103 basis points to 8.95% for the same period. Factoring yield increased period over period and, average Factoring factored receivables as a percentage of the total loan portfolio increased which had a meaningful upward impact on total loan yield. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, were 96% and 90% of our Factoring portfolio at September 30, 2022 and 2021, respectively. Banking yields also increased period over period while Payments yields were flat. Non-loan yields were generally higher period over period, but had little impact on the change in our yield on interest earning assets.
The increase in our net interest margin was also impacted by an increase in our average cost of interest bearing liabilities of 9 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	September 30, 2022 vs. 2021
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$2,551	$(127)	$2,424
Taxable securities	525	744	1,269
Tax-exempt securities	—	(87)	(87)
FHLB and other restricted stock	56	(19)	37
Loans	12,373	(9,526)	2,847
Total interest income	15,505	(9,015)	6,490
Interest bearing liabilities:
Interest bearing demand	285	92	377
Individual retirement accounts	(17)	(12)	(29)
Money market	24	64	88
Savings	6	18	24
Certificates of deposit	99	(260)	(161)
Brokered time deposits	368	351	719
Other brokered deposits	(223)	—	(223)
Total interest bearing deposits	542	253	795
Federal Home Loan Bank advances	200	(40)	160
Subordinated notes	(1,065)	(80)	(1,145)
Junior subordinated debentures	273	10	283
Other borrowings	(102)	—	(102)
Total interest expense	(152)	143	(9)
Change in net interest income	$15,657	$(9,158)	$6,499
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
The following table presents the major categories of credit loss expense:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Credit loss expense (benefit) on loans	$3,169	$(959)	$4,128	430.4%
Credit loss expense (benefit) on off balance sheet credit exposures	(598)	(238)	(360)	(151.3)%
Credit loss expense (benefit) on held to maturity securities	75	10	65	650.0%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$2,646	$(1,187)	$3,833	322.9%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At September 30, 2022 and June 30, 2022, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended September 30, 2022. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2022 and December 31, 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2022 and June 30, 2022, the Company carried $6.6 million and $6.7 million of these HTM securities at amortized cost, respectively. The required ACL on these balances was $2.4 million at September 30, 2022 and June 30, 2022 resulting in an immaterial impact to credit loss expense during the current quarter. Credit loss expense during the three months ended September 30, 2021 was also insignificant. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2022. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $44.1 million as of September 30, 2022, compared to $42.2 million as of December 31, 2021, representing an ACL to total loans ratio of 0.99% and 0.87% respectively.
Our credit loss expense on loans increased $4.1 million, or 430.4%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
During the three months ended September 30, 2022, we decreased our reserve on Over-Formula Advance clients reflecting payment made during the quarter. This resulted in a benefit to credit loss expense of $0.4 million. We continue to reserve the full balance of the Over-Formula Advance clients at September 30, 2022 which totals $8.8 million.
The increased credit loss expense was primarily the result of changes in net new specific reserves (including reserves on Over-Formula Advances) which resulted in $3.7 million of credit loss expense during the three months ended September 30, 2022 compared to a $1.4 million benefit to credit loss expense during the same period a year ago.
Changes to projected loss drivers that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses resulted in a benefit to credit loss expense of $0.1 million for the three months ended September 30, 2022 compared to a benefit of $0.2 million during the same period a year ago.
Changes in loan volume and mix resulted in a benefit to credit loss expense of $0.5 million during the three months ended September 30, 2022 compared to credit loss expense of $0.1 during the same period a year prior.
Net charge-offs were $2.5 million for the three months ended September 30, 2022 and approximately $2.4 million of the gross charge-off balance had been reserved in a prior period. Net charge-offs were $3.7 million for the three months ended September 30, 2021 and approximately $3.2 million of the gross charge-off balance had been reserved in a prior period.
Credit loss expense for off balance sheet credit exposures decreased $0.4 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed and changes to underlying outstanding commitments to fund period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Service charges on deposits	$1,558	$2,030	$(472)	(23.3)%
Card income	2,034	2,144	(110)	(5.1)%
Net OREO gains (losses) and valuation adjustments	(19)	(9)	(10)	(111.1)%
Net gains (losses) on sale or call of securities	—	4	(4)	(100.0)%
Net gains (losses) on sale of loans	1,107	377	730	193.6%
Fee income	6,120	5,198	922	17.7%
Insurance commissions	1,191	1,231	(40)	(3.2)%
Other	677	1,080	(403)	(37.3)%
Total noninterest income	$12,668	$12,055	$613	5.1%
Noninterest income increased $0.6 million, or 5.1%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on sale of loans. Net gains (losses) on sale of loans increased $0.7 million due to the aforementioned gain on sale of factored receivables of $1.0 million during the three months ended September 30, 2022.
•Fee income. Fee income increased $0.9 million, or 17.7%, due to a $0.5 million increase in payment fees earned by TriumphPay Audit during the three months ended September 30, 2022 compared to the same period a year ago. Additionally, wire fees increased $0.4 million period over period. There were no other significant changes within the components of fee income.
•Other. Other noninterest income decreased $0.4 million, or 37.3%, primarily due to a $0.5 million BOLI death benefit paid out during the three months ended September 30, 2021 that did not repeat during the current period. There were no other significant changes within the components of other noninterest income.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$49,307	$43,769	$5,538	12.7%
Occupancy, furniture and equipment	6,826	6,388	438	6.9%
FDIC insurance and other regulatory assessments	386	353	33	9.3%
Professional fees	4,263	2,362	1,901	80.5%
Amortization of intangible assets	2,913	3,274	(361)	(11.0)%
Advertising and promotion	1,929	1,403	526	37.5%
Communications and technology	11,935	7,090	4,845	68.3%
Travel and entertainment	1,340	1,352	(12)	(0.9)%
Other	7,790	6,822	968	14.2%
Total noninterest expense	$86,689	$72,813	$13,876	19.1%

Noninterest expense increased $13.9 million, or 19.1%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $5.5 million, or 12.7%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Further, the size of our workforce increased period over period due to organic growth within the Company. Our average full-time equivalent employees were 1,410.3 and 1,215.7 for the three months ended September 30, 2022 and 2021, respectively. Further, accruals for bonus expense were $0.2 million higher period over period and stock based compensation expense increased $0.1 million period over period. Additionally, compensation paid to temporary contract labor increased $1.5 million period over period. Sales commissions, primarily related to our operations at Triumph Business Capital and TriumphPay, decreased $1.8 million period over period.
•Professional Fees. Professional fees increased $1.9 million, or 80.5%, primarily due to a $1.7 million increase in legal and consulting fees period over period.
•Advertising and Promotion. Advertising and promotion increased $0.5 million, or 37.5%, primarily due increased activity in this area period over period.
•Communication and Technology. Communication and technology increased $4.8 million, or 68.3%, primarily as a result of increased spending on IT consulting and IT license and software maintenance to develop efficiency in our operations and improve the functionality of our technology platforms period over period.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $1.0 million, or 14.2% due to a $0.5 million increase in recruiting and placement expense. There were no other significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $2.4 million, from $7.8 million for the three months ended September 30, 2021 to $5.4 million for the three months ended September 30, 2022. The effective tax rate was 25% for the three months ended September 30, 2022, compared to 24% for the three months ended September 30, 2021.
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
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended September 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$49,864	$49,561	$3,756	$44	$103,225
Intersegment interest allocations	2,606	(2,458)	(148)	—	—
Total interest expense	2,924	—	—	2,031	4,955
Net interest income (expense)	49,546	47,103	3,608	(1,987)	98,270
Credit loss expense (benefit)	2,388	(52)	235	75	2,646
Net interest income after credit loss expense	47,158	47,155	3,373	(2,062)	95,624
Noninterest income	6,189	2,941	3,518	20	12,668
Noninterest expense	48,648	22,896	14,066	1,079	86,689
Net income (loss) before income tax expense	$4,699	$27,200	$(7,175)	$(3,121)	$21,603

(Dollars in thousands)
Three Months Ended September 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$46,175	$47,222	$3,295	$43	$96,735
Intersegment interest allocations	2,452	(2,341)	(111)	—	—
Total interest expense	2,073	—	—	2,891	4,964
Net interest income (expense)	46,554	44,881	3,184	(2,848)	91,771
Credit loss expense (benefit)	(2,399)	1,164	38	10	(1,187)
Net interest income after credit loss expense	48,953	43,717	3,146	(2,858)	92,958
Noninterest income	7,371	1,557	3,086	41	12,055
Noninterest expense	41,183	19,106	11,416	1,108	72,813
Net income (loss) before income tax expense	$15,141	$26,168	$(5,184)	$(3,925)	$32,200

(Dollars in thousands)
September 30, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,162,380	$1,406,367	$354,179	$1,041,293	$(2,321,769)	$5,642,450
Gross loans	$3,849,962	$1,330,122	$118,958	$—	$(865,738)	$4,433,304

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,568,826	$1,679,495	$293,212	$1,009,998	$(2,595,281)	$5,956,250
Gross loans	$4,444,136	$1,546,361	$153,176	$700	$(1,276,801)	$4,867,572

Banking

(Dollars in thousands)	Three Months Ended September 30,
Banking	2022	2021	$ Change	% Change
Total interest income	$49,864	$46,175	$3,689	8.0%
Intersegment interest allocations	2,606	2,452	154	6.3%
Total interest expense	2,924	2,073	851	41.1%
Net interest income (expense)	49,546	46,554	2,992	6.4%
Credit loss expense (benefit)	2,388	(2,399)	4,787	199.5%
Net interest income after credit loss expense	47,158	48,953	(1,795)	(3.7)%
Other noninterest income	6,189	7,371	(1,182)	(16.0)%
Noninterest expense	48,648	41,183	7,465	18.1%
Operating income (loss)	$4,699	$15,141	$(10,442)	(69.0)%
Our Banking segment’s operating income decreased $10.4 million, or 69.0%.
Total interest income increased $3.7 million, or 8.0%, at our Banking segment despite decreases in the majority of the balances of our interest earning assets, primarily loans. The increase in interest income was driven by an increase in yields on interest earning assets at our Banking segment. Average loans in our Banking segment, excluding intersegment loans, decreased 14.2% from $3.299 billion for the three months ended September 30, 2021 to $2.831 billion for the three months ended September 30, 2022. The decrease in average loan balances reflects decreases in the average balances of all Banking segment loan types except for general commercial, asset based lending, and liquid credit.
Interest expense increased despite a decrease in average interest-bearing liabilities including a decrease in average total interest bearing deposits period over period. This increase was driven by higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $3.0 million for the three months ended September 30, 2022 compared to a benefit to credit loss expense on loans of $2.2 million for the three months ended September 30, 2021. The increase in credit loss expense was primarily the result of increased net new specific reserves period over period as well as changes in the volume and mix of the Banking segment's loan portfolio. Net charge-off activity and changes to projected prepayments speeds and loss driver assumptions did not have a material impact on credit loss expense at our Banking segment period over period.
Credit loss expense for off balance sheet credit exposures decreased $0.4 million, from a benefit of $0.2 million for the three months ended September 30, 2021 to a benefit of $0.6 million for the three months ended September 30, 2022, primarily due to the changes in the assumptions used to project the loss rates and changes to outstanding commitments to fund period over period.
Noninterest income at our Banking segment decreased $1.2 million primarily due to a $0.5 million BOLI death benefit paid out during the three months ended September 30, 2021 that did not repeat during the current period and a $0.5 million decrease in service charges on deposits. There were no other significant changes within the components of other noninterest income at our Banking segment.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. It should be noted that the majority of our executive leadership team's salary and employee benefits expense as well as other selling, general, and administrative shared services costs, including a significant amount of information technology expense, are allocated to the Banking segment.

Factoring

(Dollars in thousands)	Three Months Ended September 30,
Factoring	2022	2021	$ Change	% Change
Total interest income	$49,561	$47,222	$2,339	5.0%
Intersegment interest allocations	(2,458)	(2,341)	(117)	(5.0)%
Total interest expense	—	—	—	—
Net interest income (expense)	47,103	44,881	2,222	5.0%
Credit loss expense (benefit)	(52)	1,164	(1,216)	(104.5)%
Net interest income (expense) after credit loss expense	47,155	43,717	3,438	7.9%
Noninterest income	2,941	1,557	1,384	88.9%
Noninterest expense	22,896	19,106	3,790	19.8%
Net income (loss) before income tax expense	$27,200	$26,168	$1,032	3.9%

	Three Months Ended September 30,
	2022	2021
Factored receivable period end balance	$1,330,122,000	$1,479,989,000
Yield on average receivable balance	14.11%	13.75%
Current quarter charge-off rate	0.16%	0.24%
Factored receivables - transportation concentration	96%	90%

Interest income, including fees	$49,561,000	$47,222,000
Non-interest income(1)	2,941,000	1,557,000
Factored receivable total revenue	52,502,000	48,779,000
Average net funds employed	1,242,133,000	1,235,610,000
Yield on average net funds employed	16.77%	15.66%

Accounts receivable purchased	$3,599,771,000	$3,531,811,000
Number of invoices purchased	1,681,489	1,535,321
Average invoice size	$2,141	$2,300
Average invoice size - transportation	$2,073	$2,195
Average invoice size - non-transportation	$5,701	$4,944
Metrics above include assets and deposits held for sale.
(1) Non-interest income for the three months ended September 30, 2022 includes a $1.0 million gain on sale of a portfolio of factored receivables, which contributed 0.33% to the yield on average net funds employed for the quarter.
Our Factoring segment’s operating income increased $1.0 million, or 3.9%.
Our average invoice size decreased 6.9% from $2,300 for the three months ended September 30, 2021 to $2,141 for the three months ended September 30, 2022; however, the number of invoices purchased increased 9.5% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 0.5% during the three months ended September 30, 2022 compared to the same period in 2021. The increase in average NFE was the result of increased invoice purchase volume partially offset by a decrease in average invoice size. Those, in turn, resulted from a softening transportation market. See further discussion under the Recent Developments: Trucking Transportation section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 90% at September 30, 2021 and 96% at September 30, 2022.
Credit loss expense at our Factoring segment decreased period over period, primarily due to a reduction in the period end volume of the factoring portfolio period over period. This reduction was partially offset by additional required specific reserves. Net charge-offs at our Factoring segment during the three months ended September 30, 2022 were $2.3 million compared to $3.3 million during the same period a year ago. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period.

Noninterest income at our Factoring segment increased period over period due to the aforementioned gain on sale of factored receivables of $1.0 million during the three months ended September 30, 2022. There were no other material fluctuations in noninterest income at our Factoring segment.
Noninterest expense increased primarily due to an increase in communications and technology expense as a result of increased spending on IT consulting to develop efficiency in our Factoring segment and improve the functionality of our technology platforms. Additionally at or Factoring segment, professional fees increased $0.8 million and salaries and employee benefits expense increased $0.5 million. Remaining fluctuations in the individual components of noninterest expense at our Factoring segment were insignificant period over period.
Payments

(Dollars in thousands)	Three Months Ended September 30,
Payments	2022	2021	$ Change	% Change
Total interest income	$3,756	$3,295	$461	14.0%
Intersegment interest allocations	(148)	(111)	(37)	(33.3)%
Total interest expense	—	—	—	—%
Net interest income (expense)	3,608	3,184	424	13.3%
Credit loss expense (benefit)	235	38	197	518.4%
Net interest income after credit loss expense	3,373	3,146	227	7.2%
Noninterest income	3,518	3,086	432	14.0%
Noninterest expense	14,066	11,416	2,650	23.2%
Net income (loss) before income tax expense	$(7,175)	$(5,184)	$(1,991)	(38.4)%

	Three Months Ended September 30,
	2022	2021
Factored receivable period end balance	$118,958,000	$127,039,000

Interest income	$3,756,000	$3,295,000
Noninterest income	3,518,000	3,086,000
Total revenue	$7,274,000	$6,381,000

Operating income (loss)	$(7,175,000)	$(5,184,000)
Interest expense	148,000	111,000
Depreciation and software amortization expense	120,000	77,000
Intangible amortization expense	1,450,000	1,490,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(5,457,000)	$(3,506,000)

Number of invoices processed	4,676,249	3,760,948
Amount of payments processed	$5,951,706,000	$4,191,424,000
Conforming invoice volume	144,253	—
Conforming payment volume	$288,410,000	$—
Our Payments segment's operating loss increased $2.0 million, or 38.4%.
The number of invoices processed by our Payments segment increased 24.3% from 3,760,948 for the three months ended September 30, 2021 to 4,676,249 for the three months ended September 30, 2022, and the amount of payments processed increased 42.0% from $4.191 billion for the three months ended September 30, 2021 to $5.952 billion for the three months ended September 30, 2022.

We began processing conforming transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “conforming transaction.” All conforming transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended September 30, 2022, we processed 144,253 conforming invoices representing a conforming payment volume of $288.4 million.
Net interest income increased due increased factoring activity and increased yields at our Payments segment period over period.
Noninterest income increased due to a $0.5 million increase in payment fees earned by TriumphPay during the three months ended September 30, 2022 compared to the same period a year ago. The fees were primarily a result of the acquired operations of HubTran during June of the prior year.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense driven by increased headcount, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Additionally at our Payments segment, professional fees increased $0.5 million. We continue to invest heavily in the operations of TriumphPay.
The acquisition of HubTran during 2021 allows TriumphPay to create a fully integrated payments network for trucking, servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that will lead to meaningful amounts of amortization going forward.
Corporate

(Dollars in thousands)	Three Months Ended September 30,
Corporate	2022	2021	$ Change	% Change
Total interest income	$44	$43	$1	2.3%
Intersegment interest allocations	—	—	—	—
Total interest expense	2,031	2,891	(860)	(29.7)%
Net interest income (expense)	(1,987)	(2,848)	861	30.2%
Credit loss expense (benefit)	75	10	65	650.0%
Net interest income (expense) after credit loss expense	(2,062)	(2,858)	796	27.9%
Other noninterest income	20	41	(21)	(51.2)%
Noninterest expense	1,079	1,108	(29)	(2.6)%
Net income (loss) before income tax expense	$(3,121)	$(3,925)	$804	20.5%
The Corporate segment reported an operating loss of $3.1 million for the three months ended September 30, 2022 compared to an operating loss of $3.9 million for the three months ended September 30, 2021. Interest expense decreased due to a full quarter of impact of subordinated notes issued August 26, 2021 that carry a lower interest rate than the subordinated notes that they replaced. There were no other material fluctuations in the operating results of our Corporate segment period over period.
Results of Operations
Nine months ended September 30, 2022 compared with nine months ended September 30, 2021
Net Income
We earned net income of $84.8 million for the nine months ended September 30, 2022 compared to $86.3 million for the nine months ended September 30, 2021, a decrease of $1.6 million.

The results for the nine months ended September 30, 2021 were impacted by $3.0 million of pre-tax transaction costs associated with the HubTran acquisition reported as noninterest expense. Excluding the transaction costs, net of taxes, we earned adjusted net income of $88.6 million for the nine months ended September 30, 2021. There were no such adjustments during the nine months ended September 30, 2022. The adjusted decrease in net income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 totaled $3.9 million and was driven by a $52.4 million increase in adjusted noninterest expense, a $16.9 million increase in credit loss expense, and a $1.0 million increase in adjusted income tax expense partially offset by a $34.7 million increase in net interest income and a $31.7 million increase in noninterest income.
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

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	$357,016	$3,522	1.32%	$508,279	$467	0.12%
Taxable securities	192,325	4,537	3.15%	169,607	3,343	2.64%
Tax-exempt securities	14,452	278	2.57%	31,977	620	2.59%
FHLB and other restricted stock	9,549	175	2.45%	8,094	131	2.16%
Loans (1)	4,639,280	304,455	8.77%	4,812,985	275,215	7.65%
Total interest earning assets	5,212,622	312,967	8.03%	5,530,942	279,776	6.76%
Noninterest earning assets:
Cash and cash equivalents	89,932			81,419
Other noninterest earning assets	504,379			430,316
Total assets	$5,806,933			$6,042,677
Interest bearing liabilities:
Deposits:
Interest bearing demand	$861,753	$1,791	0.28%	$746,590	$1,288	0.23%
Individual retirement accounts	80,437	308	0.51%	88,579	455	0.69%
Money market	536,130	875	0.22%	404,651	670	0.22%
Savings	516,972	602	0.16%	465,041	530	0.15%
Certificates of deposit	461,862	1,697	0.49%	674,284	3,838	0.76%
Brokered time deposits	102,793	1,052	1.37%	134,781	259	0.26%
Other brokered deposits	109,684	685	0.83%	641,959	750	0.16%
Total interest bearing deposits	2,669,631	7,010	0.35%	3,155,885	7,790	0.33%
Federal Home Loan Bank advances	83,022	535	0.86%	37,234	67	0.24%
Subordinated notes	107,261	3,905	4.87%	96,495	5,148	7.13%
Junior subordinated debentures	40,805	1,736	5.69%	40,256	1,331	4.42%
Other borrowings	8,068	4	0.07%	146,005	367	0.34%
Total interest bearing liabilities	2,908,787	13,190	0.61%	3,475,875	14,703	0.57%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,924,556			1,720,213
Other liabilities	86,093			62,570
Total equity	887,497			784,019
Total liabilities and equity	$5,806,933			$6,042,677
Net interest income		$299,777			$265,073
Interest spread (2)			7.42%			6.19%
Net interest margin (3)			7.69%			6.41%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Average Banking loans	$2,958,534	$3,511,379
Average Factoring receivables	1,527,126	1,203,494
Average Payments receivables	153,620	98,112
Average total loans	$4,639,280	$4,812,985
Banking yield	5.87%	5.31%
Factoring yield	14.16%	14.19%
Payments Yield	11.11%	10.82%
Total loan yield	8.77%	7.65%
We earned net interest income of $299.8 million for the nine months ended September 30, 2022 compared to $265.1 million for the nine months ended September 30, 2021, an increase of $34.7 million, or 13.1%, primarily driven by the following factors.
Interest income increased $33.2 million, or 11.9%, in spite of a decrease in total average interest earning assets of $318.3 million, or 5.8%, and a decrease in average total loans of $173.7 million, or 3.6%. The average balance of our higher yielding Factoring factored receivables increased $323.6 million, or 26.9%, driving the majority of the increase in interest income along with an increase in average Payments factored receivables. This was partially offset by a decrease in average Banking loans of $552.8 million, or 15.7% due to decreases in the average balances of all Banking loan types except for general commercial, asset based lending, and liquid credit. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $632.9 million for the nine months ended September 30, 2022 compared to $827.1 million for the nine months ended September 30, 2021. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $6.6 million and $7.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Interest expense decreased $1.5 million, or 10.3%, and average interest bearing liabilities decreased $567.1 million, or 16.3%. More specifically, average total interest bearing deposits decreased $486.3 million, or 15.4%. Average noninterest bearing deposits grew $204.3 million. Average rates on interest bearing liabilities were up slightly as discussed below.
Net interest margin increased to 7.69% for the nine months ended September 30, 2022 from 6.41% for the nine months ended September 30, 2021, an increase of 128 basis points, or 20.0%.
Our net interest margin was impacted by an increase in yield on our interest earning assets of 127 basis points to 8.03% for the nine months ended September 30, 2022. This increase was driven by higher yields on loans which increased 112 basis points to 8.77% for the same period. Factoring yield decreased period over period; however, average Factoring factored receivables as a percentage of the total loan portfolio increased which had a meaningful upward impact on total loan yield. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 96% at September 30, 2022 compared to 91% at September 30, 2021. Banking and Payments yields increased period over period and non-loan yields had little impact on our yield on interest earning assets.
The increase in our net interest margin was minimally impacted by an increase in our average cost of interest bearing liabilities of 4 basis points.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Nine Months Ended
	September 30, 2022 vs. 2021
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$4,547	$(1,492)	$3,055
Taxable securities	658	536	1,194
Tax-exempt securities	(5)	(337)	(342)
FHLB and other restricted stock	17	27	44
Loans	40,639	(11,399)	29,240
Total interest income	45,856	(12,665)	33,191
Interest bearing liabilities:
Interest bearing demand	264	239	503
Individual retirement accounts	(116)	(31)	(147)
Money market	(10)	215	205
Savings	12	60	72
Certificates of deposit	(1,361)	(780)	(2,141)
Brokered time deposits	1,120	(327)	793
Other brokered deposits	3,259	(3,324)	(65)
Total interest bearing deposits	3,168	(3,948)	(780)
Federal Home Loan Bank advances	173	295	468
Subordinated notes	(1,635)	392	(1,243)
Junior subordinated debentures	382	23	405
Other borrowings	(295)	(68)	(363)
Total interest expense	1,793	(3,306)	(1,513)
Change in net interest income	$44,063	$(9,359)	$34,704
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
The following table presents the major categories of credit loss expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Credit loss expense on loans	$6,102	$(9,390)	$15,492	165.0%
Credit loss expense on off balance sheet credit exposures	(402)	(1,159)	757	65.3%
Credit loss expense on held to maturity securities	348	(289)	637	220.4%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$6,048	$(10,838)	$16,886	155.8%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2021 and September 30, 2022, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the nine months ended September 30, 2022. The same was true for the same period in the prior year.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2022 and December 31, 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2022 and December 31, 2021, the Company carried $6.6 million and $7.0 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $2.4 million at September 30, 2022 and $2.1 million at December 31, 2021 and we recognized credit loss expense of $0.3 million during the nine months ended September 30, 2022. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2022. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
At September 30, 2021 and December 31, 2020, the Company carried $7.2 million and $7.9 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $1.7 million at September 30, 2021 and $2.0 million at December 31, 2020, and we recognized a benefit to credit loss expense of $0.3 million during the nine months ended September 30, 2021.
Our ACL on loans was $44.1 million as of September 30, 2022, compared to $42.2 million as of December 31, 2021, representing an ACL to total loans ratio of 0.99% and 0.87% respectively.
Our credit loss expense on loans increased $15.5 million, or 165.0%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
The Over-Formula Advances classified as factored receivables and deemed to be purchased credit deteriorated ("PCD") from Covenant had an impact on credit loss expense during the nine months ended September 30, 2021. During that time, new adverse developments with the largest of the three Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41.3 million; however, this net charge-off had no impact on credit loss expense for the nine months ended September 30, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $35.6 million of this charge-off by drawing on its secured line of credit which has been paid in full as of September 30, 2022. Given separate developments with the other two Over-Formula Advance clients, we reserved an additional $2.8 million reflected in credit loss expense during the nine months ended September 30, 2021.
During the nine months ended September 30, 2022, we decreased our reserve on Over-Formula Advance clients reflecting payment made during the quarter. This resulted in a benefit to credit loss expense of $1.3 million. We continue to reserve the full balance of the Over-Formula Advance clients at September 30, 2022 which totals $8.8 million.
The increased credit loss expense for the nine months ended September 30, 2022 was primarily the result of projected improvement of the loss drivers during the prior period which resulted in a benefit to credit loss expense of $10.3 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022 the Company forecasted some deterioration in the loss factors as well as slower prepayment speeds which resulted in credit loss expense of $1.5 million. See further discussion in the allowance for credit loss section below.
The increased credit loss expense was also result of changes in net new specific reserves (including reserves on Over-Formula Advances) which resulted in $3.8 million of credit loss expense during the nine months ended September 30, 2022 compared to $1.1 million of credit loss expense during the same period a year ago.
Increased credit loss expense was also driven by charge-off activity. Net charge-offs were $4.2 million for the nine months ended September 30, 2022 and approximately $0.7 million of the gross charge-off balance had been reserved in a prior period. Net charge-offs were $45.3 million for the nine months ended September 30, 2021 and approximately $45.2 million of the gross charge-off balance had been reserved in a prior period.

Changes in loan volume and mix resulted in a benefit to credit loss expense of $2.7 million during the nine months ended September 30, 2022 compared to a benefit of $0.4 during the same period a year prior.
Credit loss expense for off balance sheet credit exposures increased $0.8 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed and changes to outstanding commitments to fund period over period.
Noninterest Income
The following table presents our major categories of noninterest income:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Service charges on deposits	$5,185	$5,674	$(489)	(8.6%)
Card income	6,125	6,341	(216)	(3.4%)
Net OREO gains (losses) and valuation adjustments	(133)	(376)	243	64.6%
Net gains (losses) on sale or call of securities	2,514	5	2,509	N/M
Net gains (losses) on sale of loans	18,310	2,965	15,345	517.5%
Fee income	18,096	11,917	6,179	51.9%
Insurance commissions	4,209	3,989	220	5.5%
Other	17,643	9,727	7,916	81.4%
Total noninterest income	$71,949	$40,242	$31,707	78.8%
Noninterest income increased $31.7 million, or 78.8%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities increased $2.5 million due to gains on the sale of certain available for sale CLOs during the nine months ended September 30, 2022.
•Net gains (losses) on sale of loans. Net gains (losses) on sale of loans increased $15.3 million, due to the aforementioned gain on sales of factored receivables of $14.2 million and gain on sale of equipment loans of $3.9 million during the nine months ended September 30, 2022.
•Fee income. Fee income increased $6.2 million, or 51.9% primarily due to a $5.9 million increase in payment fees earned by TriumphPay Audit during the nine months ended September 30, 2022 compared to the same period a year ago. The fees were primarily a result of the acquired operations of HubTran during June of the prior year. Additionally, wire fees increased $1.4 million period over period. These increases were partially offset by a combined $1.2 million of early termination fees charged to two customers during the nine months ended September 30, 2021 that did not repeat during the current year. There were no other significant changes within the components of fee income.
•Other. Other noninterest income increased $7.9 million, or 81.4% primarily due to a gain of $8.9 million on the aforementioned termination of an interest rate swap recognized during the nine months ended September 30, 2022. During that same period, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and additional investment in WSI common stock. These increases were partially offset by a $1.5 million recovery during the nine months ended September 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank. Also offsetting the increases was a $4.2 million gain on our indemnification asset recognized during the nine months ended September 30, 2021 compared to a write off of the indemnification asset of $0.6 million during the same period of the current year. There were no other significant changes within the components of other noninterest income.

Noninterest Expense
The following table presents our major categories of noninterest expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$149,848	$121,407	$28,441	23.4%
Occupancy, furniture and equipment	19,769	18,279	1,490	8.2%
FDIC insurance and other regulatory assessments	1,179	1,830	(651)	(35.6%)
Professional fees	11,529	9,959	1,570	15.8%
Amortization of intangible assets	9,085	7,677	1,408	18.3%
Advertising and promotion	4,916	3,534	1,382	39.1%
Communications and technology	30,867	19,018	11,849	62.3%
Travel and entertainment	3,864	2,725	1,139	41.8%
Other	22,803	20,074	2,729	13.6%
Total noninterest expense	$253,860	$204,503	$49,357	24.1%
Noninterest expense increased $49.4 million, or 24.1%. Noninterest expense for the nine months ended September 30, 2021 was impacted by $3.0 million of transaction costs associated with the HubTran acquisition. Excluding the HubTran acquisition costs, we incurred adjusted noninterest expense of $201.5 million for the nine months ended September 30, 2021, resulting in an adjusted increase in noninterest expense of $52.4 million, or 26.0%, period over period. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $28.4 million, or 23.4%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The size of our workforce increased period over period in part due to the acquisition of HubTran as well as organic growth within the Company. Our average full-time equivalent employees were 1,355.6 and 1,181.8 for the nine months ended September 30, 2022 and 2021, respectively. Accruals for bonus expense were $1.4 million higher period over period and stock based compensation expense increased $7.9 million period over period. Additionally, compensation paid to temporary contract labor increased $3.6 million period over period. Sales commissions, primarily related to our operations at Triumph Business Capital and TriumphPay, decreased $1.1 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.5 million, or 8.2%, primarily due to growth in our operations period over period.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments decreased $0.7 million, or 35.6%, due to decreased assessments period over period.
•Professional Fees. Professional fees increased $1.6 million, or 15.8%, primarily due to a $1.4 million increase in legal and consulting fees period over period.
•Amortization of intangible assets. Amortization of intangible assets increased $1.4 million, or 18.3%, due to the additional intangibles recorded through the HubTran acquisition during the prior year.
•Advertising and Promotion. Advertising and promotion increased $1.4 million, or 39.1%, due to increased activity in this area period over period.
•Communications and Technology. Communications and technology expenses increased $11.8 million, or 62.3%, primarily as a result of increased spending on IT consulting and IT license and software maintenance to develop efficiency in our operations and improve the functionality of the TriumphPay platform period over period.
•Travel and entertainment. Travel and entertainment expenses increased $1.1 million, or 41.8%, primarily due to increased business development activity in this area period over period.
•Other. Other noninterest expense increased $2.7 million or 13.6% despite a $1.1 million decrease in other loan related expenses period over period. There were no other significant increases or decreases in the individual components of other noninterest expense period over period.

Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $1.8 million, or 6.9%, from $25.3 million for the nine months ended September 30, 2021 to $27.1 million for the nine months ended September 30, 2022. The effective tax rate was 24% for the nine months ended September 30, 2022 and 23% for the nine months ended September 30, 2021. The prior period effective tax rate was impacted by restricted stock and stock option activity as well as amended return benefit.
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
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Nine Months Ended September 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$138,286	$161,789	$12,760	$132	$312,967
Intersegment interest allocations	6,651	(6,312)	(339)	—	—
Total interest expense	7,547	—	—	5,643	13,190
Net interest income (expense)	137,390	155,477	12,421	(5,511)	299,777
Credit loss expense (benefit)	2,638	1,961	405	1,044	6,048
Net interest income after credit loss expense	134,752	153,516	12,016	(6,555)	293,729
Noninterest income	34,496	20,333	17,069	51	71,949
Noninterest expense	138,741	66,408	46,062	2,649	253,860
Net income (loss) before income tax expense	$30,507	$107,441	$(16,977)	$(9,153)	$111,818

(Dollars in thousands)
Nine Months Ended September 30, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$144,087	$127,699	$7,939	$51	$279,776
Intersegment interest allocations	8,117	(7,700)	(417)	—	—
Total interest expense	8,225	—	—	6,478	14,703
Net interest income (expense)	143,979	119,999	7,522	(6,427)	265,073
Credit loss expense (benefit)	(19,187)	8,091	548	(290)	(10,838)
Net interest income after credit loss expense	163,166	111,908	6,974	(6,137)	275,911
Noninterest income	25,139	10,710	4,242	151	40,242
Noninterest expense	122,497	52,433	26,393	3,180	204,503
Net income (loss) before income tax expense	$65,808	$70,185	$(15,177)	$(9,166)	$111,650

(Dollars in thousands)
September 30, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,162,380	$1,406,367	$354,179	$1,041,293	$(2,321,769)	$5,642,450
Gross loans	$3,849,962	$1,330,122	$118,958	$—	$(865,738)	$4,433,304

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,568,826	$1,679,495	$293,212	$1,009,998	$(2,595,281)	$5,956,250
Gross loans	$4,444,136	$1,546,361	$153,176	$700	$(1,276,801)	$4,867,572
Banking

(Dollars in thousands)	Nine Months Ended September 30,			% Change
Banking	2022	2021	$ Change
Total interest income	$138,286	$144,087	$(5,801)	(4.0%)
Intersegment interest allocations	6,651	8,117	(1,466)	(18.1%)
Total interest expense	7,547	8,225	(678)	(8.2%)
Net interest income	137,390	143,979	(6,589)	(4.6%)
Credit loss expense (benefit)	2,638	(19,187)	21,825	113.7%
Net interest income after credit loss expense	134,752	163,166	(28,414)	(17.4%)
Noninterest income	34,496	25,139	9,357	37.2%
Noninterest expense	138,741	122,497	16,244	13.3%
Net income (loss) before income tax expense	$30,507	$65,808	$(35,301)	(53.6%)
Our Banking segment’s operating income decreased $35.3 million, or 53.6%.
Total interest income decreased $5.8 million, or 4.0%, primarily as a result of decreases in the balances of our interest earning assets, primarily loans. Average loans in our Banking segment, excluding intersegment loans, decreased 15.7% from $3.511 billion for the nine months ended September 30, 2021 to $2.959 billion for the nine months ended September 30, 2022. The decrease in interest income was partially offset by an increase in yields on interest earning assets at our Banking segment.
Interest expense decreased $0.7 million, or 8.2%. Average balance of interest bearing liabilities at our Banking segment decreased overall, and average total interest bearing deposits decreased $486.3 million, or 15.4%. Average rates on interest bearing liabilities at our Banking segment were slightly higher period over period.

Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $3.0 million for the nine months ended September 30, 2022 compared to a benefit to credit loss expense on loans of $18.0 million for the nine months ended September 30, 2021. The increase in credit loss expense was primarily the result of slower projected prepayment speeds and deterioration of the loss driver assumptions that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses at our Banking segment. We also recorded more specific reserves at our Banking segment during the nine months ended September 30, 2022 compared to the same period a year ago. Changes in volume and mix also contributed to the increase in provision expense period over period. We recorded $0.4 million of net charge-offs at our Banking segment during the nine months ended September 30, 2022 compared to insignificant charge-offs during the same period a year ago.
Credit loss expense for off balance sheet credit exposures increased $0.8 million from a benefit of $1.2 million for the nine months ended September 30, 2021 to a benefit of $0.4 million for the nine months ended September 30, 2022, primarily due to the changes in the assumptions used to project the loss rates previously discussed and changes to outstanding commitments to fund period over period.
Noninterest income at our Banking segment increased due to $2.5 million of gains on the sales of certain available for sale CLOs as well as the $3.9 million gain on sale of equipment loans during the nine months ended September 30, 2022. Further, we recognized a gain of $8.9 million on the termination of an interest rate swap during the same period. These increases were partially offset by a $1.5 million recovery during the nine months ended September 30, 2021 on an acquired loan that was charged off prior to our acquisition of the originating bank and a $2.8 million decrease in gains on sale of liquid credit and mortgage loans. There were no other significant changes within the components of other noninterest income at our Banking segment.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. It should be noted that the majority of our executive leadership team's salary and employee benefits expense as well as other selling, general, and administrative shared services costs, including a significant amount of information technology expense, are allocated to the Banking segment.
During the nine months ended September 30, 2022, the aggregate outstanding balances of our banking products decreased $183.8 million, or 5.8%, to $2.984 billion as of September 30, 2022. See the Financial Condition section below for further discussion of changes in loan balances:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Banking
Commercial real estate	$669,742	$632,775
Construction, land development, land	75,527	123,464
1-4 family residential	122,594	123,115
Farmland	66,595	77,394
Commercial - General	319,016	295,662
Commercial - Paycheck Protection Program	60	27,197
Commercial - Agriculture	60,409	70,127
Commercial - Equipment	439,604	621,437
Commercial - Asset-based lending	238,119	281,659
Commercial - Liquid Credit	224,991	134,347
Consumer	9,506	10,885
Mortgage Warehouse	758,061	769,973
Total banking loans	$2,984,224	$3,168,035

Factoring

(Dollars in thousands)	Nine Months Ended September 30,
Factoring	2022	2021	$ Change	% Change
Total interest income	$161,789	$127,699	$34,090	26.7%
Intersegment interest allocations	(6,312)	(7,700)	1,388	18.0%
Total interest expense	—	—	—	—
Net interest income	155,477	119,999	35,478	29.6%
Credit loss expense (benefit)	1,961	8,091	(6,130)	(75.8%)
Net interest income after credit loss expense	153,516	111,908	41,608	37.2%
Noninterest income	20,333	10,710	9,623	89.9%
Noninterest expense	66,408	52,433	13,975	26.7%
Net income (loss) before income tax expense	$107,441	$70,185	$37,256	53.1%

	Nine Months Ended September 30,
	2022	2021
Factored receivable period end balance	$1,330,122,000	$1,479,989,000
Yield on average receivable balance	14.16%	14.19%
Year to date charge-off rate(1)	0.19%	3.76%
Factored receivables - transportation concentration	96%	90%

Interest income, including fees	$161,789,000	$127,699,000
Non-interest income(2)	20,333,000	6,056,000
Factored receivable total revenue	182,122,000	133,755,000
Average net funds employed	1,367,041,000	1,082,610,000
Yield on average net funds employed	17.81%	16.52%

Accounts receivable purchased	$11,665,223,000	$9,092,541,000
Number of invoices purchased	5,011,222	4,125,694
Average invoice size	$2,328	$2,204
Average invoice size - transportation	$2,213	$2,096
Average invoice size - non-transportation	$5,927	$4,812
(1) Net charge-offs for the nine months ended September 30, 2021 includes a $41.3 million charge-off related to the TFS acquisition, which contributed approximately 3.43% to the net charge-off rate for the period.
(2) Non-interest income for the nine months ended September 30, 2022 includes $14.2 million of gains on sale of a portfolio of factored receivables, which contributed 1.39% to the yield on average net funds employed for the period.
Non-interest income for the nine months ended September 30, 2021 excludes $4.7 million of income recognized on our indemnification asset resulting from the amended TFS acquisition agreement.
Our Factoring segment’s operating income increased $37.3 million, or 53.1%.
Our average invoice size increased 5.6% from $2,204 for the nine months ended September 30, 2021 to $2,328 for the nine months ended September 30, 2022 and the number of invoices purchased increased 21.5% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 26.3% during the nine months ended September 30, 2022 compared to the same period in 2021. The increase in average NFE was the result of increased invoice purchase volume as well as increased average invoice size. Those, in turn, resulted from historically high freight volume in a reduced capacity market seen during the period. See further discussion under the Recent Developments: Trucking Transportation section. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets and competitive pricing pressure; however, those negative factors were somewhat mitigated by high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration, calculated based on receivables held for investment and held for sale, was at 90% at September 30, 2021 and 96% at September 30, 2022.

The period over period decrease in credit loss expense at our Factoring segment is primarily due to decreased charge-off activity and a reduction in the period end volume of the factoring portfolio during the periods. Net charge-offs at our Factoring segment during the nine months ended September 30, 2022 were $3.0 million compared to $45.2 million during the same period a year ago. Net charge-offs during the nine months ended September 30, 2021 reflect the aforementioned $41.3 million net charge-off of Over-Formula Advances which was fully reserved in a period prior to charge-off. Changes in specific reserves and loss assumptions did not have a material impact on the change in credit loss expense period over period.
The increase in noninterest income at our Factoring segment was primarily due to the aforementioned $14.2 million gain on sale of factored receivables during the nine months ended September 30, 2022. Additionally, wire transfer fees and ACH/check fees increased $1.9 million. These increases were partially offset by a combined $1.2 million of early termination fees charged to two customers during the nine months ended September 30, 2021 that did not repeat during the current year. Also offsetting the increases was a $4.2 million gain on our indemnification asset recognized during the nine months ended September 30, 2021 compared to a write off of the indemnification asset of $0.6 million during the same period of the current year. There were no other material fluctuations in noninterest income at our Factoring segment.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Additionally, communications and technology expense increased $4.9 million as a result of increased spending on IT consulting to develop efficiency in our Factoring segment and improve the functionality of our technology platforms. Additionally, professional fees increased $1.4 million. Remaining fluctuations in the individual components of noninterest expense at our Factoring segment were insignificant period over period.
Payments

(Dollars in thousands)	Nine Months Ended September 30,
Payments	2022	2021	$ Change	% Change
Total interest income	$12,760	$7,939	$4,821	60.7%
Intersegment interest allocations	(339)	(417)	78	18.7%
Total interest expense	—	—	—	—%
Net interest income	12,421	7,522	4,899	65.1%
Credit loss expense (benefit)	405	548	(143)	(26.1)%
Net interest income after credit loss expense	12,016	6,974	5,042	72.3%
Noninterest income	17,069	4,242	12,827	302.4%
Noninterest expense	46,062	26,393	19,669	74.5%
Net income (loss) before income tax expense	$(16,977)	$(15,177)	$(1,800)	(11.9)%

	Nine Months Ended
	2022	2021
Factored receivable period end balance	$118,958,000	$127,039,000

Interest income	$12,760,000	$7,939,000
Noninterest income	17,069,000	4,242,000
Total revenue	$29,829,000	$12,181,000

Operating income (loss)	$(16,977,000)	$(15,177,000)
Interest expense	339,000	417,000
Depreciation and software amortization expense	331,000	210,000
Intangible amortization expense	4,417,000	1,987,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(11,890,000)	$(12,563,000)
Transaction costs	$—	$2,992,000
Adjusted earnings (losses) before interest, taxes, depreciation, and amortization(1)	$(11,890,000)	$(9,571,000)

Number of invoices processed	13,043,134	9,455,740
Amount of payments processed	$17,686,453,000	$9,919,865,000
Conforming invoice volume	315,015	—
Conforming payment volume	$671,291,000	$—

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
Our Payments segment's operating loss increased $1.8 million, or 11.9%.
The number of invoices processed by our Payments segment increased 37.9% from 9,455,740 for the nine months ended September 30, 2021 to 13,043,134 for the nine months ended September 30, 2022, and the amount of payments processed increased 78.3% from $9.920 billion for the nine months ended September 30, 2021 to $17.686 billion for the nine months ended September 30, 2022.
We began processing conforming transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “conforming transaction.” All conforming transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the nine months ended September 30, 2022, we processed 315,015 conforming invoices representing a conforming payment volume of $671.3 million.
Net interest income increased due to increased factoring activity and increased yields at our Payments segment period over period.
Noninterest income increased due to a $5.9 million increase in payment fees earned by TriumphPay during the nine months ended September 30, 2022 compared to the same period a year ago. The fees were primarily a result of the acquired operations of HubTran during June of the prior year. Additionally, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and additional investment in WSI common stock.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense driven by increased headcount, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Additionally at our Payments segment, IT expense increased $2.6 million and amortization of the intangible assets acquired in the HubTran acquisition increased $2.4 million. We continue to invest heavily in the operations of TriumphPay.
The acquisition of HubTran during 2021 allows TriumphPay to create a fully integrated payments network for trucking; servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that will lead to meaningful amounts of amortization going forward.
Corporate

(Dollars in thousands)	Nine Months Ended September 30,			% Change
Corporate	2022	2021	$ Change
Total interest income	$132	$51	$81	158.8%
Intersegment interest allocations	—	—	—	—
Total interest expense	5,643	6,478	(835)	(12.9%)
Net interest income (expense)	(5,511)	(6,427)	916	14.3%
Credit loss expense (benefit)	1,044	(290)	1,334	460.0%
Net interest income (expense) after credit loss expense	(6,555)	(6,137)	(418)	(6.8%)
Noninterest income	51	151	(100)	(66.2%)
Noninterest expense	2,649	3,180	(531)	(16.7%)
Net income (loss) before income tax expense	$(9,153)	$(9,166)	$13	0.1%

The Corporate segment reported an operating loss of $9.2 million for the nine months ended September 30, 2022 and 2021, respectively. Credit loss expense on our HTM CLOs previously discussed in the Credit Loss Expense section increased. Additionally, during the nine months ended September 30, 2022, management charged off a $0.7 million community reinvestment act loan that carried no reserve from a prior period. Interest expense decreased due to a full quarter of impact of subordinated notes issued August 26, 2021 that carry a lower interest rate than the subordinated notes that they replaced. There were no other significant fluctuations in accounts in our Corporate segment period over period.
Financial Condition
Assets
Total assets were $5.642 billion at September 30, 2022, compared to $5.956 billion at December 31, 2021, a decrease of $313.8 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.433 billion at September 30, 2022, compared with $4.868 billion at December 31, 2021.
The following table shows our total loan portfolio by portfolio segments:

	September 30, 2022		December 31, 2021		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$669,742	15%	$632,775	13%	$36,967	5.8%
Construction, land development, land	75,527	2%	123,464	3%	(47,937)	(38.8%)
1-4 family residential	122,594	3%	123,115	3%	(521)	(0.4%)
Farmland	66,595	2%	77,394	2%	(10,799)	(14.0%)
Commercial	1,282,199	29%	1,430,429	29%	(148,230)	(10.4%)
Factored receivables	1,449,080	32%	1,699,537	34%	(250,457)	(14.7%)
Consumer	9,506	—%	10,885	—%	(1,379)	(12.7%)
Mortgage warehouse	758,061	17%	769,973	16%	(11,912)	(1.5%)
Total Loans	$4,433,304	100%	$4,867,572	100%	$(434,268)	(8.9%)
Commercial Real Estate Loans. Our commercial real estate loans increased $37.0 million, or 5.8%, due to new origination activity that outpaced paydowns.
Construction and Development Loans. Our construction and development loans decreased $47.9 million, or 38.8%, due to paydowns and conversions to term loans that were offset by modest origination and draw activity.
Residential Real Estate Loans. Our one-to-four family residential loans decreased $0.5 million, or 0.4%, due to paydowns that outpaced new origination activity.
Farmland Loans. Our farmland loans decreased $10.8 million, or 14.0%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment decreased $148.2 million, or 10.4%, due to the sale of $191.2 million of equipment loans during the period. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $23.4 million, or 7.9%.

The following table shows our commercial loans:

(Dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Commercial
Equipment	$439,604	$621,437	$(181,833)	(29.3%)
Asset-based lending	238,119	281,659	(43,540)	(15.5%)
Liquid credit	224,991	134,347	90,644	67.5%
Paycheck Protection Program loans	60	27,197	(27,137)	(99.8%)
Agriculture	60,409	70,127	(9,718)	(13.9%)
Other commercial lending	319,016	295,662	23,354	7.9%
Total commercial loans	$1,282,199	$1,430,429	$(148,230)	(10.4%)
Factored Receivables. Our factored receivables decreased $250.5 million, or 14.7% due to the sale of $88.0 million of factored receivables during the period and a slowing freight market. At September 30, 2022, the balance of the Over-Formula Advance Portfolio included in factored receivables was $8.8 million. At September 30, 2022, the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $1.4 million, or 12.7%, due to paydowns that outpaced modest origination activity.
Mortgage Warehouse. Our mortgage warehouse facilities decreased $11.9 million, or 1.5%, due to decreased utilization in a rising interest rate environment. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $610.8 million for the three months ended September 30, 2022 compared to $772.3 million for the three months ended September 30, 2021 and $632.9 million for the nine months ended September 30, 2022 compared to $827.1 million for the nine months ended September 30, 2021.
The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	September 30, 2022
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$135,892	$453,614	$75,522	$4,714	$669,742
Construction, land development, land	24,508	47,742	3,243	34	75,527
1-4 family residential	8,896	31,273	16,477	65,948	122,594
Farmland	11,688	21,976	28,756	4,175	66,595
Commercial	381,223	778,603	122,063	310	1,282,199
Factored receivables	1,449,080	—	—	—	1,449,080
Consumer	1,273	7,055	1,169	9	9,506
Mortgage warehouse	758,061	—	—	—	758,061
	$2,770,621	$1,340,263	$247,230	$75,190	$4,433,304

Sensitivity of loans to changes in interest rates:
Predetermined (fixed) interest rates		$819,714	$23,284	$6,454
Floating interest rates		520,549	223,946	68,736
Total		$1,340,263	$247,230	$75,190
As of September 30, 2022, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (21%), Colorado (13%), Illinois (11%), and Iowa (6%) make up 51% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2021, the states of Texas (21%), Illinois (15%), Colorado (15%), and Iowa (6%) made up 57% of the Company’s gross loans, excluding factored receivables.

Further, a majority (96%) of our factored receivables, including factored receivables held for sale, representing approximately 31% of our total loan portfolio as of September 30, 2022, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2021, 91% of our factored receivables, representing approximately 32% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	September 30, 2022	December 31, 2021
Nonperforming loans:
Commercial real estate	$1,108	$2,025
Construction, land development, land	151	964
1-4 family residential	1,710	1,684
Farmland	414	2,044
Commercial	17,868	8,842
Factored receivables	34,515	30,485
Consumer	154	240
Mortgage warehouse	—	—
Total nonperforming loans	55,920	46,284
Held to maturity securities	5,130	5,612
Other real estate owned, net	—	524
Other repossessed assets	1,751	2,368
Total nonperforming assets	$62,801	$54,788

Nonperforming assets to total assets	1.11%	0.92%
Nonperforming loans to total loans held for investment	1.26%	0.95%
Total past due loans to total loans held for investment	2.33%	2.86%
Nonperforming loans increased $9.6 million, or 20.8%, due to the addition of a $12.0 million liquid credit loan secured by the enterprise value of the borrower and a $4.0 million increase in nonperforming factored receivables. These additions were offset by the removal of a $1.6 million equipment finance loan through payoff and consistent decreases in nonperforming loans across several loan types. The portion of the factoring Over-Formula Advances not covered by Covenant's indemnification and thus, considered nonperforming, is $0.8 million at September 30, 2022. The entire $19.4 million of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy.
OREO decreased $0.5 million, or 100.0%, due to the removal of individually insignificant OREO properties throughout the period.

As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment increased to 1.26% at September 30, 2022 from 0.95% December 31, 2021.
Our ratio of nonperforming assets to total assets increased to 1.11% at September 30, 2022 from 0.92% December 31, 2021. This is due to the aforementioned loan activity and changes in our period end total assets. Additionally, the amortized cost basis of our HTM CLO securities considered to be nonaccrual decreased $0.5 million during the year.
Past due loans to total loans held for investment decreased to 2.33% at September 30, 2022 from 2.86% at December 31, 2021, as a result of the aforementioned loan activity and a decrease in past due factored receivables. Both the $8.8 million acquired factoring Over-Formula Advance balance and the $19.4 million Misdirected Payments balance are considered greater than 90 days past due at September 30, 2022.
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
The following table sets forth the ACL by category of loan:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$4,794	15%	0.72%	$3,961	13%	0.63%
Construction, land development, land	995	2%	1.32%	827	3%	0.67%
1-4 family residential	742	3%	0.61%	468	3%	0.38%
Farmland	467	2%	0.70%	562	2%	0.73%
Commercial	16,020	29%	1.25%	14,485	29%	1.01%
Factored receivables	20,134	32%	1.39%	20,915	34%	1.23%
Consumer	202	—%	2.12%	226	—%	2.08%
Mortgage warehouse	757	17%	0.10%	769	16%	0.10%
Total Loans	$44,111	100%	0.99%	$42,213	100%	0.87%
The ACL increased $1.9 million, or 4.5%. This increase reflects net charge-offs of $4.2 million and credit loss expense of $6.1 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At quarter end, our entire remaining Over-Formula Advance position was down from $10.1 million at December 31, 2021 to $8.8 million at September 30, 2022 and the entire balance at September 30, 2022 was fully reserved. At September 30, 2022, the Misdirected Payments amount was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of September 30, 2022.
A driver of the change in ACL is projected deterioration of the loss drivers that the Company forecasted to calculate expected losses at September 30, 2022 as compared to December 31, 2021. It had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $1.5 million of ACL period over period.

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
For all DCF models at September 30, 2022, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2022 as compared to December 31, 2021, the Company forecasted increasing national unemployment, a steeper decrease in one-year percentage change in national retail sales, a steeper decrease in one-year percentage change in the national home price index, and a steeper decrease in one-year percentage change in national gross domestic product. At September 30, 2022 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a sustained level in the first projected quarter followed by a decline to near-zero or negative levels over the last three projected quarters to a level below recent actual periods. For percentage changes in national home price index and national gross domestic product, the Company projected declines over the last three projected quarters to negative levels below recent actual periods. At September 30, 2022, the Company slowed its historical prepayment speeds in response to the rising interest rate environment in the macro economy.
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
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Allowance for credit losses on loans	$44,111	$42,213
Total loans held for investment	$4,433,304	$4,867,572
Allowance to total loans held for investment	0.99%	0.87%

Nonaccrual loans	$20,828	$15,034
Total loans held for investment	$4,433,304	$4,867,572
Nonaccrual loans to total loans held for investment	0.47%	0.31%

Allowance for credit losses on loans	$44,111	$42,213
Nonaccrual loans	$20,828	$15,034
Allowance for credit losses to nonaccrual loans	211.79%	280.78%

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$—	$670,912	—%	$15	$675,859	—%
Construction, land development, land	(1)	84,116	—%	(1)	182,550	—%
1-4 family residential	(1)	127,574	—%	(4)	130,808	—%
Farmland	—	67,708	—%	—	86,236	—%
Commercial	149	1,258,735	0.01%	211	1,432,667	0.01%
Factored receivables	2,261	1,524,625	0.15%	3,358	1,478,257	0.23%
Consumer	57	9,730	0.59%	139	12,197	1.14%
Mortgage warehouse	—	610,844	—%	—	772,275	—%
Total Loans	$2,465	$4,354,244	0.06%	$3,718	$4,770,849	0.08%
Quarter to date net loans charged off decreased $1.3 million with no individually significant charge-offs in either period.

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$48	$650,006	0.01%	$7	$731,836	—%
Construction, land development, land	(3)	109,552	—%	9	202,712	—%
1-4 family residential	(6)	127,079	—%	(64)	139,517	(0.05)%
Farmland	—	71,590	—%	—	94,536	—%
Commercial	882	1,352,309	0.07%	(172)	1,490,058	(0.01)%
Factored receivables	3,079	1,680,746	0.18%	45,359	1,301,606	3.48%
Consumer	204	10,166	2.01%	193	13,661	1.41%
Mortgage warehouse	—	632,879	—%	—	827,133	—%
Total Loans	$4,204	$4,634,327	0.09%	$45,332	$4,801,059	0.94%
Year to date net loans charged off decreased $41.1 million due to the aforementioned charge-off of $41.3 million of PCD Over-Formula Advances classified as factored receivables. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.
Securities
As of September 30, 2022 and December 31, 2021, we held equity securities with readily determinable fair values of $4.9 million and $5.5 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of September 30, 2022, we held debt securities classified as available for sale with a fair value of $238.4 million, an increase of $56.0 million from $182.4 million at December 31, 2021. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Mortgage-backed securities, residential	$44,675	$37,449	$7,226	19.3%
Asset-backed securities	6,476	6,764	(288)	(4.3)%
State and municipal	14,262	26,825	(12,563)	(46.8)%
CLO Securities	169,708	106,634	63,074	59.1%
Corporate bonds	1,249	2,056	(807)	(39.3)%
SBA pooled securities	2,064	2,698	(634)	(23.5)%
	$238,434	$182,426	$56,008	30.7%

Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of September 30, 2022, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at September 30, 2022. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of September 30, 2022, we held investments classified as held to maturity with an amortized cost, net of ACL, of $4.1 million, a decrease of $0.8 million from $4.9 million at December 31, 2021. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at September 30, 2022.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of September 30, 2022
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$1,837	1.97%	$9,167	3.90%	$2,111	2.45%	$36,847	3.32%	$49,962	3.35%
Asset-backed securities	—	—%	—	—%	5,000	1.32%	1,501	3.72%	6,501	1.88%
State and municipal	1,027	2.64%	2,621	3.06%	1,168	2.48%	9,669	2.50%	14,485	2.61%
CLO securities	—	—%	—	—%	52,265	5.44%	123,121	4.15%	175,386	4.53%
Corporate bonds	500	3.74%	501	4.23%	—	—%	269	5.07%	1,270	4.20%
SBA pooled securities	—	—%	2	5.12%	20	8.77%	2,124	4.07%	2,146	4.11%
Total available for sale securities	$3,364	2.44%	$12,291	3.74%	$60,564	4.95%	$173,531	3.88%	$249,750	4.11%

Held to maturity securities:	$—	—%	$—	—%	$6,579	2.44%	$—	—%	$6,579	2.44%
Liabilities
Total liabilities were $4.751 billion as of September 30, 2022, compared to $5.097 billion at December 31, 2021, a decrease of $346.1 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Noninterest bearing demand	$1,897,309	$1,925,370	$(28,061)	(1.5%)
Interest bearing demand	883,581	830,019	53,562	6.5%
Individual retirement accounts	74,423	83,410	(8,987)	(10.8%)
Money market	505,082	520,358	(15,276)	(2.9%)
Savings	546,862	504,146	42,716	8.5%
Certificates of deposit	373,734	533,206	(159,472)	(29.9%)
Brokered time deposits	160,363	40,125	120,238	299.7%
Other brokered deposits	—	210,045	(210,045)	(100.0%)
Total Deposits	$4,441,354	$4,646,679	$(205,325)	(4.4%)
Our total deposits decreased $205.3 million, or 4.4%, primarily due to decreases in other brokered deposits and certificates of deposit. Other brokered deposits are non-maturity deposits obtained from wholesale sources and these deposits were terminated in connection with the terminated interest rate swap during the nine months ended September 30, 2022. As of September 30, 2022, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 86% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 14% of total deposits.

At September 30, 2022 we held $68.5 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of September 30, 2022:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$23,581
Over 3 through 6 months	11,467
Over 6 through 12 months	17,264
Over 12 months	6,661
$58,973
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$879,851	0.37%	20%	$779,625	0.22%	16%
Individual retirement accounts	77,004	0.50%	2%	86,571	0.58%	2%
Money market	524,483	0.24%	12%	417,435	0.21%	9%
Savings	524,106	0.16%	12%	479,915	0.15%	10%
Certificates of deposit	407,130	0.55%	9%	595,001	0.48%	12%
Brokered time deposits	186,856	1.59%	4%	99,116	0.12%	2%
Other brokered deposits	26,758	—%	1%	441,446	0.20%	9%
Total interest bearing deposits	2,626,188	0.41%	60%	2,899,109	0.27%	60%
Noninterest bearing demand	1,885,111	—	40%	1,912,398	—	40%
Total deposits	$4,511,299	0.24%	100%	$4,811,507	0.16%	100%

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$861,753	0.28%	19%	$746,590	0.23%	15%
Individual retirement accounts	80,437	0.51%	2%	88,579	0.69%	2%
Money market	536,130	0.22%	12%	404,651	0.22%	8%
Savings	516,972	0.16%	11%	465,041	0.15%	10%
Certificates of deposit	461,862	0.49%	10%	674,284	0.76%	14%
Brokered time deposits	102,793	1.37%	2%	134,781	0.26%	3%
Other brokered deposits	109,684	0.83%	2%	641,959	0.16%	13%
Total interest bearing deposits	2,669,631	0.35%	58%	3,155,885	0.33%	65%
Noninterest bearing demand	1,924,556	—	42%	1,720,213	—	35%
Total deposits	$4,594,187	0.20%	100%	$4,876,098	0.21%	100%

Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the nine months ended September 30, 2022 and the year ended December 31, 2021:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Amount outstanding at end of period	$13,463	$2,103
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$7,171	$5,985
Weighted average interest rate during the period	0.03%	0.03%
Maximum month-end balance during the period	$13,463	$12,405
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.
FHLB Advances
The following provides a summary of our FHLB advances as of and for the nine months ended September 30, 2022 and the year ended December 31, 2021:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Amount outstanding at end of period	$30,000	$180,000
Weighted average interest rate at end of period	2.76%	0.15%
Average amount outstanding during the period	83,022	37,671
Weighted average interest rate during the period	0.86%	0.24%
Highest month end balance during the period	230,000	180,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At September 30, 2022 and December 31, 2021, we had $736.0 million and $798.8 million, respectively, in unused and available advances from the FHLB.
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
Information concerning borrowings under the PPPLF is summarized as follows for the nine months ended September 30, 2022 and the year ended December 31, 2021:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Amount outstanding at end of period	$—	$27,144
Weighted average interest rate at end of period	—%	0.35%
Average amount outstanding during the period	896	118,880
Weighted average interest rate during the period	0.32%	0.35%
Highest month end balance during the period	—	181,635
We did not have any PPPLF borrowings outstanding at September 30, 2022. At December 31, 2021, the PPPLF borrowings were secured by PPP Loans totaling $27.1 million and incurred interest at a fixed rate of 0.35% annually.

Subordinated Notes
The following provides a summary of our subordinated notes as of September 30, 2022:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$38,780	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	68,807	2031	3.500%	9/01/2026	Three Month SOFR(1) plus 2.860%	$1,776
	$109,500	$107,587
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of September 30, 2022:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,452	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	13,353	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,739	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,847	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,903	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,722	July 2034	LIBOR + 2.75%
	$51,031	$41,016
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $41.0 million was allowed in the calculation of Tier I capital as of September 30, 2022.

Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $891.2 million as of September 30, 2022, compared to $858.9 million as of December 31, 2021, an increase of $32.3 million. Stockholders’ equity increased during this period primarily due to our net income of $84.8 million, offset in part by shares purchased into treasury stock under our share repurchase program of $50.0 million.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2022, TBK Bank had $518.1 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2022. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - September 30, 2022
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$13,463	$13,463	$—	$—	$—
Federal Home Loan Bank advances	30,000			30,000
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	39,961	5,600	10,523	9,751	14,087
Time deposits with stated maturity dates	608,520	477,072	119,484	10,379	1,585
Total contractual obligations	$852,475	$496,135	$130,007	$50,130	$176,203

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
The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	17.3%	19.0%	17.5%	23.6%
+300 basis points	12.9%	14.1%	13.1%	18.1%
+200 basis points	8.5%	9.2%	8.7%	12.8%
+100 basis points	4.2%	4.5%	4.4%	7.5%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(4.3%)	(4.7%)	(2.7%)	(1.4%)
The following table presents the change in our economic value of equity as of September 30, 2022 and December 31, 2021, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2022	December 31, 2021
+400 basis points	19.4%	31.1%
+300 basis points	15.1%	24.3%
+200 basis points	10.5%	16.9%
+100 basis points	5.4%	8.8%
Flat rates	0.0%	0.0%
-100 basis points	(6.1%)	(9.5%)

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

TRIUMPH BANCORP, INC.
(Registrant)

Date:	October 19, 2022	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	October 19, 2022	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer