Form 10-K
period 2022-12-31
Triumph Financial, Inc.
filed 2023-02-15
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-K
_____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-36722
______________________________________________________________________________
TRIUMPH FINANCIAL, INC.
(Exact name of Registrant as specified in its Charter)
______________________________________________________________________________

Texas	20-0477066
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12700 Park Central Drive, Suite 1700 Dallas, TX	75251
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 365-6900
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Class:	Trading Symbol(s)	Name of Exchange on Which Registered:
Common Stock, Par Value $0.01 Per Share	TFIN	NASDAQ
Depositary Shares Each Representing a 1/40th Interest in a Share of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share	TFINP	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2022 was approximately 1,438,109,000.
The number of shares of Registrant’s Common Stock outstanding as of February 13, 2023 was 23,091,234.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2022, are incorporated by reference into Part III of this Report.

i

PART I
ITEM 1. BUSINESS.
Overview
Triumph Financial, Inc. (“we”, “Triumph Financial” or the “Company”), is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We offer a diversified line of payments, factoring and banking services.
On December 1, 2022 we completed an extensive marketing rebranding effort, including a change of the company name from Triumph Bancorp, Inc. to Triumph Financial, Inc. and a change of our factoring subsidiary's company name from Triumph Business Capital LLC to Triumph Financial Services LLC ("Triumph Financial Services"). Said rebranding efforts had no impact to the composition of legal entities, financial reporting, employee roles, management structure, or work activities and expectations.
Banking
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
Factoring
In addition to our traditional banking operations, we also operate a factoring business focused primarily on serving the over-the-road trucking industry. This business involves the provision of working capital to the trucking industry through the purchase of invoices generated by small to medium sized trucking fleets ("Carriers") at a discount to provide immediate working capital to such Carriers. We commenced these operations in 2012 through the acquisition of our factoring subsidiary, Triumph Financial Services. We have grown this business from approximately $49.3 million in net funds employed at Triumph Financial Services upon our acquisition of such entity in 2012 to $1.011 billion as of December 31, 2022. Triumph Financial Services operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products described above. Given its acquisition, this business has a legacy and structure as a standalone company. Our Factoring products and services share basic processes and have similar economic characteristics.
Payments
Our payments business, TriumphPay, is a division of our wholly owned bank subsidiary, TBK Bank, and is a payments network for the over-the-road trucking industry. TriumphPay was originally designed as a platform to manage Carrier payments for third party logistics companies, or 3PLs ("Brokers") and the manufacturers and other businesses that contract directly for the shipment of goods (“Shippers”), with a focus on increasing on-balance sheet factored receivable transactions through the offering of quick pay transactions for Carriers receiving such payments through the TriumphPay platform. During 2021, TriumphPay acquired HubTran, Inc., a software platform that offers workflow solutions for the processing and approval of Carrier Invoices for approval by Brokers or purchase by the factoring businesses providing working capital to Carriers ("Factors"). Following such acquisition, the TriumphPay strategy shifted from a capital-intensive on-balance sheet product with a greater focus on interest income to a payments network for the trucking industry with a focus on fee revenue. TriumphPay connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through the processing and audit of such invoice to its ultimate payment to the Carrier or the Factor providing working capital to such Carrier. TriumphPay offers supply chain finance to Brokers, allowing them to pay their Carriers faster and drive Carrier loyalty. TriumphPay provides tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. TriumphPay also operates in a highly specialized niche with unique processes and key performance indicators. Our Payments products and services share basic processes and have similar economic characteristics.

At December 31, 2022, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem we operate our TriumphPay payments platform which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices, and we act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services LLC. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2022, we had consolidated total assets of $5.334 billion, total loans held for investment of $4.120 billion, total deposits of $4.171 billion and total stockholders’ equity of $889.0 million.
Our business is conducted through four reportable segments (Banking, Factoring, Payments, and Corporate). For the year ended December 31, 2022, our Banking segment generated 47% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 46% of our total revenue, our Payments segment generated 7% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
Principal Products and Services
Banking
Our banking products and services include a variety of traditional banking services offered through our bank subsidiary, TBK Bank. These products and services focus on serving the local communities in which we operate and creating full banking relationships with both personal and commercial clients.
TBK Bank operates retail branch networks in three geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, (ii) a western division consisting of thirty-one branches located throughout central and eastern Colorado and two branches in far western Kansas, and (iii) a mountain division consisting of seven branches in southern Colorado and three branches in New Mexico. Through this branch network, we offer our customers a variety of financial products and services that both augment our revenue (fee and interest income) and help us expand and retain our core deposit network, including checking and savings accounts, debit cards, and electronic banking. We operate one location in Dallas, Texas, in which we maintain our corporate office and operate a branch that is dedicated to deposit gathering activities. We also operate one full-service branch in Dallas, Texas. Our Dallas corporate office also serves as the center for our treasury management operations, which offers full-service commercial banking functionality. Our treasury management operations generate fee income for us, while also enhancing our core deposit portfolio, as we are able to offer our commercial lending clients a full-service banking relationship meeting all of their business needs.
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
We also offer commercial loans that focus on serving clients requiring more specialized financial products and services on a national basis and across a variety of industries, with a particular focus on clients in the transportation industry. The combination of these products that are offered to our clients in the transportation industry, specifically over the road trucking, when coupled together with our other products and services, such as personal and small business checking, treasury management, insurance brokerage, and fuel cards, position us to provide a complete suite of products and services to this market, ranging from owner-operators to sizable fleets, that we believe is unique in the market in which we operate.
Equipment Loans. We originate equipment loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, may be used in more than one type of business, and generally has broad resale markets. Core markets include transportation, construction, and waste. Our equipment loans are typically fully amortizing, fixed rate loans secured by the underlying collateral with a term of three to five years. Equipment lending to transportation clients constituted approximately 79% of our total equipment lending portfolio as of December 31, 2022. Equipment loans are reported within commercial loans in the notes to our consolidated financial statements.
Asset-Based Loans. We originate asset-based loans to borrowers to support general working capital needs. Our asset-based loan structure involves advances of loan proceeds against a “borrowing base,” which typically consists of accounts receivable, identified readily marketable inventory or other collateral of the borrower. The maximum amount a customer may borrow at any time is fixed as a percentage of the asset borrowing base. These loans typically bear interest at a floating rate comprised of SOFR or the prime rate plus a premium and include certain other transaction fees, such as origination and unused line fees. We target asset-based loan facilities between $1 million and $20 million and originate asset-based loans across a variety of industries. Asset-based loans are reported within commercial loans in the notes to our consolidated financial statements.
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
At December 31, 2022, maximum aggregate outstanding purchases ranged in size from $25 million to $250 million. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.

At December 31, 2022, the Company had 16 mortgage banking company customers with a maximum aggregate exposure of $1.715 billion and an actual aggregate outstanding balance of $658.8 million. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio ("LTV") of 80%, an average credit score of 715 and an average loan size of $288 thousand. These characteristics illustrate the low risk profile of loans purchased under the mortgage warehouse arrangements. To date, we have not experienced a loss on any of our mortgage warehouse loans. Through our commercial banking and treasury management functionality, we are able to offer our mortgage warehouse clients depository relationships focused on the servicing deposits generated in such businesses, further enhancing our core deposit portfolio.
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
Our transportation factoring clients include small owner-operator trucking companies (one-to-four trucks), mid-sized fleets (5-to-50 trucks), large fleets (more than 50 trucks), and freight broker relationships whereby we manage all Carrier payments on behalf of a Broker client. Factoring for transportation businesses constituted approximately 96% of our total factoring portfolio at December 31, 2022, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. The features and pricing of our transportation factoring relationships vary by client type. Typically our smaller owner-operator relationships are structured as “non-recourse” relationships (i.e., we retain the credit risk associated with the ability of the account debtor on an invoice we purchase to ultimately make payment) and our larger relationships are structured as “recourse” relationships (i.e., our client agrees to repurchase from us any invoices for which payment is not ultimately received from the account debtor). Our transportation factoring business tends to be weaker in the first quarter of the year; consistent with trends in over the road trucking.
Our non-transportation factoring business targets small businesses with annual sales between $1 million and $50 million in industries such as manufacturing, distribution, and staffing.
Payments
Our TriumphPay platform is a payments network for the over-the-road trucking industry. TriumphPay connects Brokers, Shippers, Factors, and Carriers through forward-thinking solutions that help each party successfully process, settle and manage Carrier payments and drive growth. Revenues are derived from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers. TriumphPay experienced significant growth in the volume of transactions processed through the platform in 2022. For the year ended December 31, 2022, TriumphPay processed 17,658,499 invoices paying a total of $23.263 billion.
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
Our transportation payments products (i.e., factoring and TriumphPay) require specialized underwriting processes. For each factoring transaction, in addition to a credit evaluation of our client, we also evaluate the creditworthiness of underlying account debtors, because account debtors represent the substantive underlying credit risk. Transportation factoring also presents the additional challenge of underwriting high volumes of invoices of predominantly low value per invoice and managing credit requests for a large industry pool of account debtors. We facilitate this process through a proprietary web-based “Online Broker Credit” application, which processes invoice purchase approval requests for our clients through an online proprietary scoring model and delivers either preliminary responses for small dollar requests or immediate referral to our servicing personnel for larger dollar requests. We also set and monitor concentration limits for individual account debtors that are tracked across all of our clients (as multiple clients may have outstanding invoices from a particular account debtor). For each Broker or Shipper client, for whom we will be originating quick pay transactions, we conduct an in-depth credit evaluation and underwriting process. We facilitate this process by collecting detailed company and financial information, which we analyze to determine credit risk.
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

With respect to our factoring operations, we employ a proprietary risk management program whereby each client is assigned a risk score based on measurable criteria. Our risk model is largely geared toward early detection and mitigation of fraud, which we believe represents the most material risk of loss in this asset class. Risk scores are presented on a daily basis through a proprietary software application. These risk scores are then used to assign such client into a particular classification level. The classification level is not a predictor of loss exposure but rather the determinant for monitoring levels and servicing protocols, such as the percentage requirements for collateral review and invoice verification prior to purchase. This scoring and risk allocation methodology helps us to manage and control fraud and credit risk. For our TriumphPay Broker and Shipper clients, for whom we are originating quick pay transactions, we conduct quarterly reviews of the company’s financial statements to monitor the financial condition and performance relative to established guidelines and covenants.
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
Supervision and Regulation
Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance can be affected, not only by management decisions and macro and local economic conditions, but also by the statutes administered by and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the FDIC, the Department of Savings and Mortgage Lending of the state of Texas (“DSML” formerly the Texas Department of Savings and Mortgage Lending), the Internal Revenue Service (“IRS”), and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

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
As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2022, the Company’s subsidiary bank exceeded the capital levels required to be deemed “well capitalized.”
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
The present and future dividend policy of TBK Bank is subject to the discretion of its board of directors. In determining whether to pay dividends to Triumph Financial and, if made, the amount of the dividends, the board of directors of TBK Bank considers many of the same factors discussed above. TBK Bank cannot guarantee that it will have the financial ability to pay dividends to Triumph, or if dividends are paid, that they will be sufficient for Triumph Financial to make distributions to stockholders. TBK Bank is not obligated to pay dividends.
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
The CFPB has issued regulatory guidance and has proposed, or will be proposing, regulations on issues that directly relate to our business including certain types of fees we charge our customers. Although it is difficult to predict the full extent to which the CFPB’s final rules impact the operations and financial condition of our subsidiary bank, such rules may have a material impact on the bank’s compliance costs, compliance risk and fee income.
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

Human Capital
Corporate Values
As of December 31, 2022, we had 1,429.0 full-time equivalent employees. We are focused on “Helping People Triumph”. It’s our brand purpose and our core values align with that purpose. We believe that our customers, team members, communities and shareholders benefit from it. As a result, how we do business is as important to us as what is achieved through our efforts. That belief forms the basis of the core values our team members honor. They carry those values into the communities where they live and work.
We are committed to maintaining a work environment where every team member is treated with dignity and respect, free from the threat of discrimination or harassment. As stated in our Board approved Code of Business Conduct & Ethics, we expect these same standards apply to all stakeholders, to our interactions with customers, vendors and independent contractors. TFIN expects these values to be applied globally and by those we do business with.
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
We require team members to annually complete training on our code of business conduct and ethics, certifying that they have read and understand our policies and principles.
Labor Practices
We are proud to be an Equal Opportunity Employer and enforce those values throughout all of our operations. We prohibit discrimination in hiring or advancement against any individual. The fundamental principle in our operations is to treat others the way we want to be treated. As a result, it is our desire to implement practices across our enterprise that encourage and respect the dignity of all our team members and customers.

We strive to ensure our team members have access to working conditions that provide a safe and healthy environment, free from work-related injuries and illnesses. Our locations employ badges and keypads to enter or to enter restricted areas of locations that have a public presence. Triumph Financial also employs a security team, to track and remediate vulnerabilities in our physical, transactional, and team member security. We encourage team members to raise concerns about actual or suspected misconduct. Triumph Financial provides comprehensive medical, dental, and vision plans, health savings accounts, PTO and sick time, long-term disability, term life, dependent life, AD&D insurance, childcare and dependent care programs, flexible spending accounts, FMLA, and employee assistance and wellness programs. We also maintain an employee stock purchase program. We are committed to providing our team members with applicable rights and certain freedoms, such as good working conditions, open communication, reasonable job security, personal growth opportunities, training and education, and communication of job expectations.
Diversity and Inclusion
At Triumph, we are committed to diversity, equity, and inclusion. Building a better tomorrow includes celebrating the uniqueness of our team members, customers, partners, and communities while promoting a culture of understanding and acceptance. We dedicate ourselves to creating an environment where we value and listen to everyone with humility and we act with respect regardless of gender, race, creed, orientation, or background. An important way we invest in our future is by building a team of diverse individuals at every level of business or relationship.
The diversity of Triumph’s team members is a tremendous asset. We are committed to providing equal employment and advancement opportunities to qualified individuals and will not tolerate illegal discrimination or harassment. Team members are expected to immediately report any improper discrimination or harassment to the appropriate supervisor and Human Resources.
In August 2020, our CEO directed the formation of the CEO’s Council on Diversity & Inclusion (“The Council”) at Triumph. The Council consists of a diverse group of team members — 50% females and 50% males and various experience, races, and ethnicities. The members come from all levels of the organization. The Council’s focus is on diversity and inclusion in our workforce, workplace, community, and suppliers. They are responsible for connecting our diversity and inclusion activities with our broader business strategies. Additionally, we created a Leader of Diversity & Inclusion position to provide direction and leadership as we build processes, initiatives, and special programs aimed at diversity and inclusion.
We are proud of the diversity of our leadership team. Our Board of Directors consists of 11 members — the majority of whom are independent; 27% of our board members are women, and 18% are minorities. We also strive for diversity throughout the rest of our organizational structure. Based on current census data and team member demographics, females represent 67% of the Company’s employee base, 70% of our management structure through vice president, and 25% of management, senior vice president and above. This compares to 50% female representation in the related communities in which our businesses reside. As for ethnic minority representation across the Company, ethnic minorities represent 41% of our employee base, 30% of our management structure through vice president, and 13% of our management structure between senior vice president and executive.
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
We are led by an experienced core management team with substantial experience in the markets that we serve and the financial products that we offer. Our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. We believe that the work environment described above contributes to employee satisfaction and retention; however, we also have succession plans in place for key personnel.

For the year ended December 31, 2022, salaries and employee benefits expense was $201.5 million compared to $174.0 million during the same period a year ago. Expenses related to education, training, executive development, recruiting, and placement are recorded in other noninterest expense. Expense related to education, training, and executive development was $1.7 million for the year ended December 31, 2022 compared to $0.6 million for the year ended December 31, 2021. The increase in this expense reflects the growth of our organization and enhanced investment in the development of our team members during the year. Recruiting and placement expense for the year ended December 31, 2022 was $1.6 million compared to $1.5 million for the year ended December 31, 2021. The increase in this expense was primarily driven by increased staffing demands due to the growth of the organization and a more competitive macro labor market.
Environmental Matters
The Company knows that we have an impact on our planet. We are committed to managing our collective impact on the environment while contributing to environmental stewardship and responsible business operations.
We impact the environment through our operations and through the financing of the operations of other companies that could pose risks to the environment. We manage the environmental impact of our business activities, ensuring that our lending activities do not encourage business activities that cause irreparable damage to the environment.
We seek to reduce resource consumption through efficiency initiatives in our branches and offices. We do this through enterprise wide recycling programs, the implementation of LED lighting in our workplaces, and working to reduce our reliance on disposable products. As we renovate or build new facilities, we try to leverage renewable sources for power and HVAC through the employment of solar panels and heat pumps. We have also invested in tools and capabilities that allow our team members to work remotely as appropriate.
Triumph Financial works to ensure that our lending activities do not encourage business activities that cause irreparable damage to our reputation or the environment. As a result, we conduct business responsibly and actively work with stakeholders to best serve our various constituents.
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
When considering credit, we take into account social and governance issues as we evaluate individual businesses. We seek to understand issues related to Boards, shareholders, principals and management, including factors that would speak to character and/or ethical concerns. These factors impact our risk grading and our overall willingness to enter into relationship with Borrowers.
For certain types of credits, environmental issues or potential issues are also considered. For example, on real estate deals, we require environmental due diligence in accordance with our policy to understand the environmental risks associated with the transaction. Potential environmental concerns related to a property and/or the business operating within the property materially impact the Bank’s deal structure and willingness to provide financing. In some instances, the Bank requires funds be set aside for site remediation in order to move forward on a transaction.
Available Information
The Company’s internet address is www.tfin.com. The Company makes available at this address, free of charge, its annual report on Form 10-K, its annual reports to stockholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). These documents are also available on the SEC’s website at www.sec.gov.

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
•increases in our capital requirements; and
•the impact of COVID-19 on our business
The foregoing factors should not be construed as exhaustive. This summary of risk factors should be read in conjunction with the more detailed risk factors below.
Economic Risks
As a business operating in the bank and non-bank financial services industries, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
As a business operating in the bank and non-bank financial services industries, our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our operations, including lending and deposit services, could be constrained. Uncertainty about the federal fiscal policymaking process (including the looming debt ceiling), the medium and long-term fiscal outlook of the federal and state governments (including possible ratings downgrades) and future tax rates (or other amendments to the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or to state tax laws) is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the COVID-19 pandemic and the war in Ukraine, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak national economic conditions are characterized by severe inflation or deflation, changes in unemployment, rising wages in a tight labor market, supply chain complications, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized by a rising interest rate environment that hasn't been experienced in several years and our ability to retain or grow our deposit base could be hindered by higher market interest rates in the future. Additionally, rising interest rates on our adjustable rate loans could make it more difficult for our borrower's to repay their loans potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. In addition to rising costs for the Company, the current inflationary environment could adversely impact the operations of our borrowers, customers and business partners resulting in financial losses for the Company. All of these factors may be detrimental to our business and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have an adverse effect on our business, financial condition and results of operations.

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
While COVID-19 conditions have improved, past and potential future government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and lingering economic uncertainty and reduced economic activity remains.
New strains of the virus could adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. As a result, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners. These factors may be prevalent for a significant period of time and may adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.
Renewed spread of COVID-19 could cause us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions if required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures would be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak and its variants, its severity, the actions to contain the virus or treat its impact, the effectiveness of vaccination programs for the virus, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.
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
While we attempt to monitor the concentration of our loan portfolio by borrower, geography and industry, we nonetheless may have concentrations in these areas that increase the risk to our loan portfolio resulting from adverse changes impacting such borrowers, geographies or industries. For example, we have made a significant number of large loans to a small number of borrowers, resulting in a concentration of large loans to these borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death. In addition, a large portion of our loans are made in our community banking markets of Iowa, Illinois, Colorado, New Mexico, and Kansas and in Texas, the home of our corporate headquarters and the majority of our commercial finance operations. We also have lending concentrations in industries such as transportation including some considerable debtor concentration across factoring and payments, construction and energy services. In particular our factoring and payments businesses may have at any particular time, significant outstanding exposure to large freight brokers and shippers including factored receivables, quick pay transactions, extended payment terms, and payment settlements. As a result, the performance of our portfolio could be adversely impacted by economic or market conditions affecting these geographies or industries, such as the impact of falling oil prices on the energy services industry specifically or the Texas economy more generally, all of which could have an adverse effect on our business, financial condition and results of operations.
The amount of our nonperforming assets may increase significantly, resulting in additional losses and costs and expenses that will negatively affect our operations.
At December 31, 2022, we had a total of approximately $54.6 million of nonperforming assets or approximately 1.02% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.
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

As of December 31, 2022, our ACL as a percentage of total loans was 1.04% and as a percentage of total nonperforming loans was 88.76%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ACL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.
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
A substantial portion of our revenues are derived from the transportation industry, including our transportation factoring business, our TriumphPay operations, and our equipment finance lending, which are focused on the transportation sector. Given the concentration of such businesses in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our revenues, expose us to an increased risk of fraud or credit loss, or otherwise negatively impact our business. For example, reductions in economic activity reducing the volume of goods in commerce, changes in the spot rate market for transportation, and other factors impacting Carriers in the over the road transportation business, such as the cost of insurance, may influence both the size of invoices we are able to purchase in our transportation business (both in traditional factoring as well as factoring transactions being originated through TriumphPay) as well as the number of Carriers engaged in this business and their utilization of available capacity. Negative trends in such items will directly correlate with a reduction in our net funds employed from transportation factored receivables and with reduced revenues from our Factoring and TriumphPay operations. In addition, as negative factors in the transportation industry induce more financial stress on our clients in such businesses, we may experience an increased number of defaults in our equipment finance and other loans focused on this industry, as well as an increased risk of fraud, particularly in our factoring operations. For the year ended December 31, 2022, we estimate that approximately 56% percent of our revenues were derived from the transportation industry, and as of December 31, 2022, 96% of our period end factored receivables portfolio consisted of invoices purchased from transportation clients. Growth of our businesses focused on the transportation industry, in particular our transportation factoring and TriumphPay operations, are a key strategic focus for the Company. The occurrence of any of such events as described above resulting from factors negatively impacting the transportation industry may have an adverse effect on our strategic plans, business, financial condition and results of operations.
Additional regulations and rule making impacting the transportation industry may have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise a significant portion of transportation factoring clients and adversely affect our factoring business.
Our primary transportation factoring clients are small-to-mid-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses or reduce the ability to generate revenue associated with owning or operating a trucking fleet. These regulations include rule making proposed by the Federal Motor Carrier Safety Administration of the United States Department of Transportation (“FMCSA”) under the Compliance, Safety, Accountability initiative, maximum hours of service limitations imposed by the FMCSA, electronic log requirements, and regulations proposed by the federal Food and Drug Administration (“FDA”) requiring increased labeling and monitoring by Carriers of any commodity transported that is regulated by the FDA. Additionally, the transportation industry faces increased insurance coverage requirements and labor law requirements. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small-to-mid-sized trucking businesses that comprise our client base and may force some or all of these businesses out of the market. Such an occurrence could impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition and results of operations.
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
Our Payments business handles payment processing administration for certain of our customers. Consequently, at any given time, we may be holding or directing funds of Payments customers. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, or errors relating to transaction processing. We are also potentially at risk if the financial institution in which we hold these funds, suffers any kind of insolvency or liquidity event or fails, for any reason, to deliver their services in a timely manner. The occurrence of any of these types of events could cause us financial loss and reputational harm. Our Payments business in particular involves unique and more complex payments issues such as the management of notices of assignment and maintenance of carrier wallets which may increase the overall risk of this business line.
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
At December 31, 2022, we held no OREO. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate, likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have a material adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2022, approximately $1.365 billion, or 32.7%, of our deposits consisted of interest-bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are a relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.
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
We currently hold investments in certain CLO subordinated notes or preference shares or other CLO securities, and may continue to make such investments in the future. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of CLOs could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral. As of December 31, 2022, we had investments with a net carrying amount of $4.1 million in the subordinated notes of three CLOs.
In addition, we have historically, and may in the future, invest in the subordinated notes or preference shares of CLO warehouse financing structures. Such investments will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the subordinate note or preference share investors in such CLO warehouse would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all. We did not hold any CLO warehouse investments as of December 31, 2022.

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
The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2022, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.
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
As of December 31, 2022, we had $107.8 million outstanding in subordinated notes issued by our holding company and $41.2 million outstanding in junior subordinated debentures that are held by statutory trusts which issued trust preferred securities to investors. Our subordinated notes and junior subordinated debentures are senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. We must be current on interest and principal payments on our indebtedness before any dividends can be paid on our preferred stock or our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common stockholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our preferred stock or common stock.
At December 31, 2022 we had issued and outstanding 45,000 shares of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, with an aggregate liquidation preference of $45 million (the “Series C Preferred Stock”), which is held by investors in through 1,800,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series C Preferred Stock. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
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
As of December 31, 2022, the carrying value of our investment securities portfolio was approximately $263.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.
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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2022, we had goodwill of $233.7 million, representing approximately 26% of total equity.
The Company's intangible assets primarily relate to core deposits, customer relationships, and technology assets. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. A triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2022, we had intangible assets of $32.1 million, representing approximately 4% of total equity.
In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2022 all but $0.3 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2022, net deferred tax assets were approximately $16.5 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.
As of December 31, 2022, TBK Bank operates ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois and eight branches throughout northern and central Illinois in our Midwest division, seven branches in Colorado and three branches in New Mexico in our Mountain Division, thirty-one branches in Colorado and two branches in western Kansas in our Western division, and two locations in Dallas, Texas, one in which we maintain our corporate office facility and a branch office dedicated to deposit gathering activities and one full-service branch. We lease ten of these offices and own the remaining fifty-three. Our owned offices are freestanding permanent facilities and the leased offices are part of larger retail facilities. Most of TBK Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities.
Triumph Financial Services operates from a leased facility within a larger business park located in Coppell, Texas as well as leased facilities in Chicago, Illinois and San Diego, California.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Common Equity Holders
Our common stock is listed on the NASDAQ Global Select Market under the symbol “TFIN.” At February 13, 2023, there were 23,091,234 shares outstanding and 264 stockholders of record for the Company’s common stock.
Dividends
We have not historically declared or paid cash dividends on our common stock since inception and we do not intend to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our future earnings will be deployed through share repurchases or retained to support our operations and to finance the growth and development of our business. Any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including:
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

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2017 through December 31, 2022, with the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes an initial investment of $100 in the Company’s common stock, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Triumph Financial, Inc
Nasdaq Global Select Market Index
Nasdaq Bank Index

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Triumph Financial, Inc.	$100.00	$94.29	$120.70	$154.13	$378.03	$155.14
Nasdaq Global Select Market Index	100.00	96.32	130.62	186.83	230.03	155.00
Nasdaq Bank Index	100.00	82.10	99.53	88.95	124.25	101.44
Recent sales of unregistered equity securities
On February 7, 2022, we announced that our board of directors had authorized us to repurchase up to $50.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions at our discretion. During the year ended December 31, 2022, we repurchased into treasury stock under the stock repurchase program 709,795 shares at an average price of $70.41 for a total of $50.0 million, completing this stock repurchase program.

On May 23, 2022, we announced that our board of directors had authorized us to repurchase up to an additional $75.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions at our discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of our common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. The repurchase program is authorized for a period of up to one year and does not require us to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at our discretion. On November 7, 2022 the repurchase authorization was increased to $100.0 million in connection with the commencement of a modified "Dutch auction" tender offer (the "Tender Offer"). The following repurchases were made under this program during the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2022 — October 31, 2022	—	$—	—	$75,000,000
November 1, 2022 — November 30, 2022	—	$—	—	$100,000,000
December 1, 2022 — December 31, 2022	408,615	$58.00	408,615	$76,300,000
Total	408,615	$58.00	408,615
Purchases of equity securities by the issuer and affiliated purchasers
None.
ITEM 6. [RESERVED]

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
•increases in our capital requirements and;
•the impact of COVID-19 on our business.
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

Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of December 31, 2022, we had consolidated total assets of $5.334  billion, total loans held for investment of $4.120  billion, total deposits of $4.171 billion and total stockholders’ equity of $889.0 million.
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
In addition to our traditional banking operations, we also operate a factoring business focused primarily on serving the over-the-road trucking industry. This business involves the provision of working capital to the trucking industry through the purchase of invoices generated by small to medium sized trucking fleets ("Carriers") at a discount to provide immediate working capital to such Carriers. We commenced these operations in 2012 through the acquisition of our factoring subsidiary, Triumph Financial Services. Triumph Financial Services operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products described above. Given its acquisition, this business has a legacy and structure as a standalone company.
Our payments business, TriumphPay, is a division of our wholly owned bank subsidiary, TBK Bank, and is a payments network for the over-the-road trucking industry. TriumphPay was originally designed as a platform to manage Carrier payments for third party logistics companies, or 3PLs ("Brokers") and the manufacturers and other businesses that contract directly for the shipment of goods (“Shippers”), with a focus on increasing on-balance sheet factored receivable transactions through the offering of quick pay transactions for Carriers receiving such payments through the TriumphPay platform. During 2021, TriumphPay acquired HubTran, Inc., a software platform that offers workflow solutions for the processing and approval of Carrier Invoices for approval by Brokers or purchase by the factoring businesses providing working capital to Carriers ("Factors"). Following such acquisition, the TriumphPay strategy shifted from a capital-intensive on-balance sheet product with a greater focus on interest income to a payments network for the trucking industry with a focus on fee revenue. TriumphPay connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through the processing and audit of such invoice to its ultimate payment to the Carrier or the Factor providing working capital to such Carrier. TriumphPay offers supply chain finance to Brokers, allowing them to pay their Carriers faster and drive Carrier loyalty. TriumphPay provides tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. TriumphPay also operates in a highly specialized niche with unique processes and key performance indicators.
At December 31, 2022, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services LLC. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the year ended December 31, 2022, our Banking segment generated 47% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 46% of our total revenue, our Payments segment generated 7% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.

2022 Overview
Net income available to common stockholders for the year ended December 31, 2022 was $99.1 million, or $3.96 per diluted share, compared to net income available to common stockholders for the year ended December 31, 2021 of $109.8 million, or $4.35 per diluted share. Excluding gains and expenses related to merger and acquisition related activities, including divestitures, adjusted net income to common stockholders was $112.0 million, or $4.44 per diluted share, for the year ended December 31, 2021. There were no such activities during the year ended December 31, 2022. For the year ended December 31, 2022, our return on average common equity was 11.69% and our return on average assets was 1.79%.
At December 31, 2022, we had total assets of $5.334 billion, including gross loans of $4.120 billion, compared to $5.956 billion of total assets and $4.868 billion of gross loans at December 31, 2021. Total loans decreased $747.3 million during the year ended December 31, 2022. Our Banking loans, which constitute 70% of our total loan portfolio at December 31, 2022, decreased from $3.168 billion in aggregate as of December 31, 2021 to $2.883 billion as of December 31, 2022, a decrease of 9.0%. Our Factoring factored receivables, which constitute 28% of our total loan portfolio at December 31, 2022, decreased from $1.546 billion in aggregate as of December 31, 2021 to $1.152 billion as of December 31, 2022, a decrease of 25.5%. The period end balance of Factoring factored receivables was impacted by our decision to sell certain factored receivables (discussed in 2022 Items of Note) during the period. Our Payments factored receivables, which constitute 2% of our total loan portfolio at December 31, 2022, decreased from $153.2 million in aggregate as of December 31, 2021 to $85.7 million as of December 31, 2022, a decrease of 44.1%.
At December 31, 2022, we had total liabilities of $4.445 billion, including total deposits of $4.171 billion, compared to $5.097 billion of total liabilities and $4.647 billion of total deposits at December 31, 2021. Deposits decreased $475.3 million during the year ended December 31, 2022.
At December 31, 2022, we had total stockholders' equity of $889.0 million. During the year ended December 31, 2022, total stockholders’ equity increased $30.1 million, primarily due to our net income during the period, offset in part by our treasury stock purchases made under our share repurchase program and modified "Dutch auction" tender offer. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 14.57% and 17.66%, respectively, at December 31, 2022.
The total dollar value of invoices purchased by Triumph Financial Services during the year ended December 31, 2022 was $14.943 billion with an average invoice size of $2,261. The transportation average invoice size for the year was $2,161. This compares to invoice purchase volume of $13.125 billion with an average invoice size of $2,265 and average transportation invoice size of $2,152 during the same period a year ago.
TriumphPay processed 17.7 million invoices paying Carriers a total of $23.263 billion during the year ended December 31, 2022. This compares to processed volume of 13.5 million invoices for a total of $15.162 billion during the same period a year ago.
2022 Items of Note
Stock Repurchase Programs
On February 7, 2022, we announced that our board of directors had authorized us to repurchase up to $50.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions at our discretion. During the year ended December 31, 2022, we repurchased into treasury stock under the stock repurchase program 709,795 shares at an average price of $70.41 for a total of $50.0 million, completing this stock repurchase program.
On May 23, 2022, we announced that our board of directors had authorized us to repurchase up to an additional $75.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions at our discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of our common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. The repurchase program is authorized for a period of up to one year and does not require us to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at our discretion. On November 7, 2022 the repurchase authorization was increased to $100.0 million in connection with the commencement of a modified "Dutch auction" tender offer (the "Tender Offer").
In December 2022, we repurchased 408,615 shares of our common stock in the Tender Offer at a price of $58.00 per share, for an aggregate cost of $24.8 million, including fees and expenses related to the tender offer of $1.1 million.

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
The gains on sale, net of transaction costs, totaling $14.2 million, were included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income and were allocated to the Factoring segment.
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
For further information on the above transaction, see Note 10 – Derivative Financial Instruments in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
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
On June 10, 2022, we entered into two separate agreements with WSI. First, we entered into an Affiliate Agreement. The Affiliate Agreement canceled our outstanding warrants in exchange for cancellation of an exclusivity clause included in the original investment agreement executed during 2019. By cancelling the exclusivity clause, our Payments segment operations now have greater ability to operate in the freight shipper audit space. As a result of the Affiliate Agreement, we recognized a total loss on impairment of the warrants of $3.2 million, which represented the full book balance of the warrants on the date the Affiliate Agreement was executed. The impairment loss was included in other noninterest income in the consolidated statements of income.
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

Our additional investment in WSI under the Investor Rights Agreement resulted in us discontinuing the equity method of accounting and qualified as an orderly and observable transaction for an identical investment in WSI, therefore the fair value of our original 8% common stock investment was required to be adjusted from $4.9 million at March 31, 2022 to $15.1 million, resulting in a gain of $10.2 million that was recorded in other noninterest income in the consolidated statements of income.
The gains and losses associated with this transaction were allocated to the Payments segment.
For further information on the above transactions, see Note 8 – Equity Method Investment in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the year ended December 31, 2022.
At December 31, 2022, the carrying value of the acquired over-formula advances was $8.2 million, the total reserve on acquired over-formula advances was $8.2 million and the balance of our indemnification asset, the value of the payment that would be due to us from CVLG in the event that these over-advances are charged off, was $3.9 million.
Misdirected Payments
As of December 31, 2022 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We have commenced litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of December 31, 2022. The full amount of such receivable is reflected in non-performing and past due factored receivables as of December 31, 2022 in accordance with our policy. As of December 31, 2022, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.
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
For further information on the above transactions, see Note 2 – Acquisitions and Divestitures in the accompanying notes to the consolidated financial statements included elsewhere in this report.
Macroeconomic Considerations
As a business operating in the bank and non-bank financial services industries, our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our operations, including lending and deposit services, could be constrained.

During 2020 and 2021, COVID-19 adversely impacted a broad range of industries in which the Company’s customers operated and the virus had an impact on our operations as disclosed in prior filings. Throughout the year ended December 31, 2022, epidemiological conditions remained relatively benign and the Company did not experience any direct material impacts on operations due to COVID-19. If there is a prolonged resurgence in the virus, the Company could experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2022.
During 2022, the U.S. experienced decades-high inflation and a rising interest rate environment not seen in several years. Such factors could make it more difficult for our borrowers to repay their loans, potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. In terms of our borrowers' repayment of loans, we did not experience any of these effects during 2022, and asset quality metrics, including loan delinquencies, nonperforming assets, and charge-offs, remain stable and acceptable at December 31, 2022. Further, while we have not yet experienced deposit run-off that is disproportionate from the banking industry, our ability to retain or grow our deposit base could be hindered by higher market interest rates in the future. The Company did experience the direct impact of inflation and rising costs in the form of higher salaries, general and administrative costs due to wage inflation and price increases throughout the year ended December 31, 2022. While the Company has not yet experienced any material adverse effects, the prolonged impact of a higher interest rate environment and high inflation could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2022.
Given the nature of the Company's operations, supply chain disruptions do not have a direct impact on the Company; however, such disruptions could make it more difficult for our borrowers to repay their loans potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. As previously discussed, we did not experience such adverse effects during the year ended December 31, 2022. Supply chain disruptions most prominently impact our trucking transportation and factoring operations discussed in terms of trucking volume in the following section. While the Company has not yet experienced any material adverse effects, the prolonged impact of supply chain disruptions could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2022.
While economic conditions in foreign countries, including impacts related to the war in Ukraine, could affect the stability of global financial markets, which could hinder U.S. economic growth, we did not experience a financial impact due to such conditions during the year ended December 31, 2022. While the Company has not yet experienced any material adverse effects, the prolonged impact of the war in Ukraine, or other global economic events, could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2022.
Trucking Transportation and Factoring
The volume of freight in the truckload sector did not experience the typical seasonal bounce during the fourth quarter of 2022 as diesel prices remained high and spot rates (a reflection of real-time balance of carrier supply and shipper demand in the market) continued to edge down. The year ended December 31, 2022 ended with lower spot rates (excluding fuel) than those experienced during the first quarter of the year. The number of small carriers that are leaving the market or sitting on the sidelines increased throughout the year as capacity caught up with demand and spot rates are seen as below breakeven given higher driver wages, cost of insurance, repairs, elevated debt service from elevated equipment purchases and the higher price of diesel. The confluence of these circumstances resulted in a steady decline in invoice prices and costs of new and used equipment throughout the latter half of 2022.

The transportation factoring industry continues to fight headwinds due to higher cost of capital and lower average invoices. That being said, we have sufficient access to capital, low funding costs, and an ability to diversify factoring income. We continue to focus our efforts on technology initiatives to be more efficient, support the enterprise, and enhance our customer experience while delivering various products to strengthen our clients throughout their business lifecycle. Our plan is for managed growth in our factoring segment with a greater emphasis on enhancing efficiency and profitability.
Climate Change
Refer to Item 1. Business for background as it relates to the Company and climate change.

There have been significant completed and pending developments in federal and state legislation and regulation regarding climate change in recent years. Given our size and the nature of our business, the incurred direct impact and expected future direct impact of climate-related regulation is not material, nor expected to be material, to our business, financial condition, or results of operations. Further, we have not experienced any physical effects of climate change on our operations and results.

We recognize that, while not material to our operations to-date, indirect consequences of climate-related regulation could exist that might be associated with our lending to certain types of customers who engage in activity that some could deem potentially harmful to the environment. The Company notes that the climate change landscape is constantly evolving and at this time, it is not possible for us to know or predict the full universe or extent that these indirect effects will have on the Company's future operations.

While programs and initiatives focused on sustainability and resource conservation have been put in place by the Company, there have been no material past capital expenditures for climate-related projects. We do not plan to have material future capital expenditures for climate-related projects at this time. Additionally, we have not incurred any material compliance costs related to climate change.
Financial Highlights
The following table shows selected financial data for each of the years in the three year period ended December 31, 2022:

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Income Statement Data:
Interest income	$419,239	$387,555	$322,115
Interest expense	18,747	18,425	37,387
Net interest income	400,492	369,130	284,728
Credit loss expense (benefit)	6,925	(8,830)	38,329
Net interest income after provision	393,567	377,960	246,399
Gain on sale of subsidiary or division	—	—	9,758
Other noninterest income	84,068	54,501	50,627
Noninterest income	84,068	54,501	60,385
Noninterest expense	340,631	287,507	222,074
Net income before income taxes	137,004	144,954	84,710
Income tax expense	34,693	31,980	20,686
Net income	102,311	112,974	64,024
Dividends on preferred stock	(3,206)	(3,206)	(1,701)
Net income available to common stockholders	$99,105	$109,768	$62,323

Balance Sheet Data:
Total assets	$5,333,783	$5,956,250	$5,935,791
Cash and cash equivalents	408,182	383,178	314,393
Investment securities	263,772	192,877	236,055
Loans held for sale	5,641	7,330	24,546
Loans held for investment, net	4,077,484	4,825,359	4,901,037
Total liabilities	4,444,812	5,097,386	5,209,010
Noninterest-bearing deposits	1,756,680	1,925,370	1,352,785
Interest-bearing deposits	2,414,656	2,721,309	3,363,815
FHLB advances	30,000	180,000	105,000
Paycheck Protection Program Liquidity Facility	—	27,144	191,860
Subordinated notes	107,800	106,957	87,509
Junior subordinated debentures	41,158	40,602	40,072
Total stockholders’ equity	888,971	858,864	726,781
Preferred stockholders' equity	45,000	45,000	45,000
Common stockholders' equity (1)	843,971	813,864	681,781

	As of and for the years ended December 31,
	2022	2021	2020
Per Share Data:
Basic earnings per common share	$4.06	$4.44	$2.56
Diluted earnings per common share	$3.96	$4.35	$2.53
Book value per share	$35.09	$32.35	$27.42
Tangible book value per share (1)	$24.04	$21.34	$19.78
Shares outstanding end of period	24,053,585	25,158,879	24,868,218
Weighted average shares outstanding - basic	24,393,954	24,736,713	24,387,932
Weighted average shares outstanding - diluted	25,023,568	25,252,052	24,615,816

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$3.96	$4.44	$2.26
Adjusted weighted average shares outstanding - diluted	25,023,568	25,252,052	24,615,816

Performance ratios:
Return on average assets	1.79%	1.87%	1.18%
Return on average total equity	11.46%	14.10%	9.67%
Return on average common equity	11.69%	14.52%	9.77%
Return on average tangible common equity (1)	17.16%	21.42%	13.92%
Yield on loans(2)	8.88%	7.91%	7.00%
Cost of interest -bearing deposits	0.38%	0.32%	0.93%
Cost of total deposits	0.22%	0.20%	0.67%
Cost of total funds	0.39%	0.36%	0.80%
Net interest margin(2)	7.82%	6.72%	5.71%
Efficiency ratio	70.30%	67.87%	64.35%
Adjusted efficiency ratio (1)	70.30%	67.16%	65.97%
Net noninterest expense to average assets	4.48%	3.87%	2.98%
Adjusted net noninterest expense to average total assets (1)	4.48%	3.82%	3.14%

Asset Quality ratios(3):
Past due to total loans	2.53%	2.86%	3.22%
Nonperforming loans to total loans	1.17%	0.95%	1.16%
Nonperforming assets to total assets	1.02%	0.92%	1.15%
ACL to nonperforming loans	88.76%	91.20%	164.98%
ACL to total loans	1.04%	0.87%	1.92%
Net charge-offs to average loans	0.14%	0.95%	0.10%

Capital ratios:
Tier 1 capital to average assets	13.00%	11.11%	10.80%
Tier 1 capital to risk-weighted assets	14.57%	11.51%	10.60%
Common equity Tier 1 capital to risk-weighted assets	12.73%	9.94%	9.05%
Total capital to risk-weighted assets	17.66%	14.10%	13.03%
Total stockholders' equity to total assets	16.67%	14.42%	12.24%
Tangible common stockholders' equity ratio (1)	11.41%	9.46%	8.56%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	For the years ended December 31,
(Dollars in thousands)	2022	2021	2020
Loan discount accretion	$8,643	$9,289	$10,711
(3)Asset quality ratios exclude loans held for sale

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

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Total stockholders' equity	$888,971	$858,864	$726,781
Preferred stock liquidation preference	(45,000)	(45,000)	(45,000)
Total common stockholders' equity	843,971	813,864	681,781
Goodwill and other intangibles	(265,767)	(276,856)	(189,922)
Tangible common stockholders' equity	$578,204	$537,008	$491,859
Common shares outstanding	24,053,585	25,158,879	24,868,218
Tangible book value per share	$24.04	$21.34	$19.78

Total assets at end of period	$5,333,783	$5,956,250	$5,935,791
Goodwill and other intangibles	(265,767)	(276,856)	(189,922)
Adjusted total assets at period end	5,068,016	5,679,394	5,745,869
Tangible common stockholders' equity ratio	11.41%	9.46%	8.56%

Net income available to common stockholders	$99,105	$109,768	$62,323
Gain on sale of subsidiary or division	—	—	(9,758)
Transaction related costs	—	2,992	827
Tax effect of adjustments	—	(715)	2,254
Adjusted net income available to common stockholders	$99,105	$112,045	$55,646
Weighted average shares outstanding - diluted	25,023,568	25,252,052	24,615,816
Adjusted diluted earnings per common share	$3.96	$4.44	$2.26

Average total stockholders' equity	$892,978	$801,074	$661,942
Average preferred stock liquidation preference	(45,000)	(45,000)	(24,099)
Average total common stockholders' equity	847,978	756,074	637,843
Average goodwill and other intangibles	(270,306)	(243,541)	(190,088)
Average tangible common equity	$577,672	$512,533	$447,755

Net income available to common stockholders	$99,105	$109,768	$62,323
Average tangible common equity	577,672	512,533	447,755
Return on average tangible common equity	17.16%	21.42%	13.92%

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Adjusted efficiency ratio:
Net interest income	$400,492	$369,130	$284,728
Noninterest income	84,068	54,501	60,385
Operating revenue	484,560	423,631	345,113
Gain on sale of subsidiary or division	—	—	(9,758)
Adjusted operating revenue	$484,560	$423,631	$335,355

Noninterest expenses	$340,631	$287,507	$222,074
Transaction related costs	—	(2,992)	(827)
Adjusted noninterest expenses	$340,631	$284,515	$221,247
Adjusted efficiency ratio	70.30%	67.16%	65.97%

Adjusted net noninterest expense to average assets ratio:
Noninterest expenses	$340,631	$287,507	$222,074
Transaction related costs	—	(2,992)	(827)
Adjusted noninterest expense	340,631	284,515	221,247
Noninterest income	84,068	54,501	60,385
Gain on sale of subsidiary or division	—	—	(9,758)
Adjusted noninterest income	84,068	54,501	50,627
Adjusted net noninterest expenses	$256,563	$230,014	$170,620
Average total assets	$5,730,592	$6,026,819	$5,426,469
Adjusted net noninterest expense to average assets ratio	4.48%	3.82%	3.14%
Results of Operations
For discussion of the results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020, see Triumph’s 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 14, 2022.
Fiscal year ended December 31, 2022 compared with year ended December 31, 2021
Net Income
We earned net income of $102.3 million for the year ended December 31, 2022 compared to $113.0 million for the year ended December 31, 2021, a decrease of $10.7 million.
The results for the year ended December 31, 2021 were impacted by $3.0 million of transaction costs associated with the HubTran acquisition reported as noninterest expense. Excluding the transaction costs, net of taxes, we earned adjusted net income to common stockholders of $112.0 million for the year ended December 31, 2021. There were no such adjustments during the year ended December 31, 2022. The adjusted decrease in net income to common stockholders for the year ended December 31, 2022 compared to the year ended December 31, 2021 totaled $12.9 million and was driven by a $56.1 million increase in adjusted noninterest expense, a $15.8 million increase in credit loss expense, and a $2.0 million increase in adjusted income tax expense partially offset by a $31.4 million increase in net interest income and a $29.6 million increase in noninterest income.
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

The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities:

	For the years ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Cash and cash equivalents	$341,433	$6,413	1.88%	$471,171	$608	0.13%	$214,994	$708	0.33%
Taxable securities	207,791	7,822	3.76%	162,814	4,608	2.83%	248,617	7,312	2.94%
Tax-exempt securities	14,200	365	2.57%	30,645	793	2.59%	36,669	917	2.50%
FHLB and other restricted stock	8,709	258	2.96%	7,357	156	2.12%	23,786	530	2.23%
Loans (1)	4,552,452	404,381	8.88%	4,822,610	381,390	7.91%	4,465,891	312,648	7.00%
Total interest-earning assets	5,124,585	419,239	8.18%	5,494,597	387,555	7.05%	4,989,957	322,115	6.46%
Noninterest-earning assets:
Cash and cash equivalents	98,400			83,794			56,729
Other noninterest-earning assets	507,607			448,428			379,783
Total assets	$5,730,592			$6,026,819			$5,426,469
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	859,459	2,332	0.27%	766,551	1,774	0.23%	628,721	1,073	0.17%
Individual retirement accounts	78,162	401	0.51%	87,669	570	0.65%	98,445	1,311	1.33%
Money market	529,266	1,513	0.29%	425,392	930	0.22%	405,323	1,914	0.47%
Savings	519,414	883	0.17%	472,289	720	0.15%	390,023	576	0.15%
Certificates of deposit	431,930	2,218	0.51%	643,146	4,486	0.70%	948,687	17,477	1.84%
Brokered time deposits	121,399	2,006	1.65%	304,922	425	0.14%	340,024	4,670	1.37%
Other brokered deposits	91,065	685	0.75%	359,859	792	0.22%	143,978	382	0.27%
Total interest-bearing deposits	2,630,695	10,038	0.38%	3,059,828	9,697	0.32%	2,955,201	27,403	0.93%
Federal Home Loan Bank advances	69,658	831	1.19%	37,671	91	0.24%	342,264	2,001	0.58%
Subordinated notes	107,369	5,212	4.85%	99,104	6,445	6.50%	87,398	5,363	6.14%
Junior subordinated debentures	40,877	2,662	6.51%	40,325	1,775	4.40%	39,807	2,114	5.31%
Other borrowings	7,374	4	0.05%	124,867	417	0.33%	150,325	506	0.34%
Total interest-bearing liabilities	2,855,973	18,747	0.66%	3,361,795	18,425	0.55%	3,574,995	37,387	1.05%
Noninterest-bearing liabilities and equity:
Noninterest-bearing demand deposits	1,895,001			1,796,525			1,114,912
Other liabilities	86,640			67,425			74,620
Total equity	892,978			801,074			661,942
Total liabilities and equity	$5,730,592			$6,026,819			$5,426,469
Net interest income		$400,492			$369,130			$284,728
Interest spread (2)			7.52%			6.50%			5.41%
Net interest margin (3)			7.82%			6.72%			5.71%
1.Balance totals include respective nonaccrual assets.
2.Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
3.Net interest margin is the ratio of net interest income to average interest-earning assets.
The following table presents loan yields earned on our loan portfolios:

	For the Years Ended December 31,
(Dollars in thousands)	2022			2021			2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$2,941,616	$181,188	6.16%	$3,410,732	$183,555	5.38%	$3,690,727	$198,214	5.37%
Factoring receivables	1,469,446	207,114	14.09%	1,302,702	185,742	14.26%	733,687	109,960	14.99%
Payments receivables	141,390	16,079	11.37%	109,176	12,093	11.08%	41,477	4,474	10.79%
Total loans	$4,552,452	$404,381	8.88%	$4,822,610	$381,390	7.91%	$4,465,891	$312,648	7.00%

We earned net interest income of $400.5 million for the year ended December 31, 2022 compared to $369.1 million for the year ended December 31, 2021, an increase of $31.4 million, or 8.5%, primarily driven by the following factors.
Interest income increased $31.7 million, or 8.2%, in spite of of a decrease in total average interest earning assets of $370.0 million, or 6.7%, and a decrease in average total loans of $270.2 million, or 5.6%. The average balance of our higher yielding Factoring factored receivables increased $166.7 million, or 12.8%, driving the majority of the increase in interest income along with an increase in average Payments factored receivables. This was partially offset by a decrease in average Banking loans of $469.1 million, or 13.8%; however, our Banking loans benefited from rising rates in the macro economy which cushioned some of the decrease in interest income. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $638.4 million for the year ended December 31, 2022 compared to $792.2 million for the year ended December 31, 2021. A component of interest income consists of discount accretion on acquired loan portfolios; primarily our liquid credit portfolio made up of broadly syndicated national credits. We recognized discount accretion on purchased loans of $8.6 million and $9.3 million for the years ended December 31, 2022 and 2021, respectively.
Interest expense increased $0.3 million, or 1.7%, while average interest bearing liabilities decreased $505.8 million, or 15.0%. Even though average total interest bearing deposits decreased $429.1 million, or 14.0%, the decrease in average balance was offset by higher average rates discussed below.
Net interest margin increased to 7.82% for the year ended December 31, 2022 from 6.72% for the year ended December 31, 2021, an increase of 110 basis points, or 16.4%.
Our net interest margin was impacted by an increase in yield on our interest earning assets of 113 basis points to 8.18% for the year ended December 31, 2022. This increase was primarily driven by higher yields on loans which increased 97 basis points to 8.88% for the same period. While Factoring yield decreased period over period, average factored receivables as a percentage of the total loan portfolio increased which had a meaningful upward impact on total loan yield. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 96% at December 31, 2022 compared to 91% at December 31, 2021. Additionally, Banking and Payments yields increased period over period.
The increase in our net interest margin was also impacted by an increase in our average cost of interest bearing liabilities of 11 basis points. This increase was caused by higher interest rates paid on our interest bearing liabilities driven by changes in interest rates in the macro economy.

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

	Years Ended
	December 31, 2022 vs. 2021			December 31, 2021 vs. 2020
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Cash and cash equivalents	$8,242	$(2,437)	$5,805	$(431)	$331	$(100)
Taxable securities	1,521	1,693	3,214	(276)	(2,428)	(2,704)
Tax-exempt securities	(5)	(423)	(428)	32	(156)	(124)
FHLB stock	62	40	102	(26)	(348)	(374)
Loans	46,988	(23,997)	22,991	40,531	28,211	68,742
Total interest income	56,808	(25,124)	31,684	39,830	25,610	65,440
Interest-bearing liabilities:
Interest-bearing demand	306	252	558	382	319	701
Individual retirement accounts	(120)	(49)	(169)	(671)	(70)	(741)
Money market	286	297	583	(1,028)	44	(984)
Savings	83	80	163	19	125	144
Certificates of deposit	(1,183)	(1,085)	(2,268)	(10,860)	(2,131)	(12,991)
Brokered time deposits	4,614	(3,033)	1,581	(4,196)	(49)	(4,245)
Other brokered deposits	1,915	(2,022)	(107)	(65)	475	410
Total interest-bearing deposits	5,901	(5,560)	341	(16,419)	(1,287)	(17,706)
Federal Home Loan Bank advances	358	382	740	(1,174)	(736)	(1,910)
Subordinated notes	(1,634)	401	(1,233)	321	761	1,082
Junior subordinated debentures	851	36	887	(362)	23	(339)
Other borrowings	(349)	(64)	(413)	(4)	(85)	(89)
Total interest expense	5,127	(4,805)	322	(17,638)	(1,324)	(18,962)
Change in net interest income	$51,681	$(20,319)	$31,362	$57,468	$26,934	$84,402
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
The following table presents the major categories of credit loss expense (benefit):

	December 31,			2022 Compared to 2021		2021 Compared to 2020
(Dollars in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Credit loss expense (benefit) on:
Loans	$7,039	$(7,964)	$33,981	$15,003	188.4%	$(41,945)	(123.4)%
Off balance sheet credit exposures	(476)	(922)	2,448	446	48.4%	(3,370)	(137.7)%
Held to maturity securities	362	56	1,900	306	546.4%	(1,844)	(97.1)%
Available for sale securities	—	—	—	—	—%	—	—%
Total credit loss expense (benefit)	$6,925	$(8,830)	$38,329	$15,755	178.4%	$(47,159)	(123.0)%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2022 and 2021, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the years ended December 31, 2022 and 2021.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At December 31, 2022 and 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2022 and 2021, the Company carried $6.5 million and $7.0 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $2.4 million at December 31, 2022 and $2.1 million at December 31, 2021 and we recognized credit loss expense of $0.4 million during the year ended December 31, 2022. None of the overcollateralization triggers tied to the CLO securities were tripped as of December 31, 2022. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $42.8 million as of December 31, 2022, compared to $42.2 million as of December 31, 2021, representing an ACL to total loans ratio of 1.04% and 0.87% respectively.
Our credit loss expense on loans increased $15.0 million, or 188.4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.
The Over-Formula Advances classified as factored receivables and deemed to be purchased credit deteriorated ("PCD") from Covenant had an impact on credit loss expense during the year ended December 31, 2021. During that time, new adverse developments with the largest of the three Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41.3 million; however, this net charge-off had no impact on credit loss expense for the year ended December 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $35.6 million of this charge-off by drawing on its secured line of credit which has been paid in full as of December 31, 2022. Given separate developments with the other two Over-Formula Advance clients, we reserved an additional $2.8 million reflected in credit loss expense during the year ended December 31, 2021.
During the year ended December 31, 2022, we decreased our reserve on Over-Formula Advance clients reflecting payments made during the year. This resulted in a benefit to credit loss expense of $1.9 million. We continue to reserve the full balance of the Over-Formula Advance clients at December 31, 2022 which totals $8.2 million.
The increased credit loss expense for the year ended December 31, 2022 was primarily the result of projected improvement of the loss drivers during the prior year which resulted in a benefit to credit loss expense of $10.4 million for the year ended December 31, 2021. During the year ended December 31, 2022 the Company forecasted some deterioration in the loss factors as well as slower prepayment speeds which resulted in credit loss expense of $1.8 million. See further discussion in the allowance for credit loss section below.
The increased credit loss expense was also result of changes in net new specific reserves (including reserves on Over-Formula Advances) which resulted in $4.2 million of credit loss expense during the year ended December 31, 2022 compared to a benefit to credit loss expense of $2.1 million during the same period a year ago.

Increased credit loss expense was also driven by charge-off activity. Net charge-offs were $6.4 million for the year ended December 31, 2022 and approximately $0.7 million of the gross charge-off balance had been reserved in a prior period. Net charge-offs were $45.6 million for the year ended December 31, 2021 and approximately $41.5 million of the gross charge-off balance had been reserved in a prior period.

Changes in loan volume and mix resulted in a benefit to credit loss expense of $4.6 million during the year ended December 31, 2022 compared to credit loss expense of $0.4 during the same period a year prior.

Credit loss expense for off balance sheet credit exposures increased $0.4 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed as well as changes in the underlying exposures.

Noninterest Income
The following table presents the major categories of noninterest income:

	Year ended December 31,			2022 Compared to 2021		2021 Compared to 2020
(Dollars in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Service charges on deposits	$6,844	$7,724	$5,274	$(880)	(11.4)%	$2,450	46.5%
Card income	8,150	8,811	7,781	(661)	(7.5)%	1,030	13.2%
Net OREO gains (losses) and valuation adjustments	(133)	(347)	(616)	214	61.7%	269	43.7%
Net gains (losses) on sale or call of securities	2,512	5	3,226	2,507	N/M	(3,221)	(99.8%)
Net gains (losses) on sale of loans	18,228	3,105	2,816	15,123	487.1%	289	10.3%
Fee income	24,222	17,628	6,007	6,594	37.4%	11,621	193.5%
Insurance commissions	5,145	5,127	4,232	18	0.4%	895	21.1%
Gain on sale of subsidiary or division	—	—	9,758	—	—%	(9,758)	(100.0%)
Other	19,100	12,448	21,907	6,652	53.4%	(9,459)	(43.2%)
Total noninterest income	$84,068	$54,501	$60,385	$29,567	54.3%	$(5,884)	(9.7%)
Noninterest income increased $29.6 million, or 54.3%. Changes in selected components of noninterest income in the above table are discussed below.
•Service Charges on Deposits. Service charges on deposit accounts, including overdraft and non-sufficient fund fees, decreased $0.9 million, or 11.4% consistent with decreased average deposit balances subject to such fees period over period.
•Card income. Card income decreased $0.7 million, or 7.5% primarily due to decreased debit card activity during the year ended December 31, 2022.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities increased $2.5 million due to gains on the sale of certain available for sale CLOs during the year ended December 31, 2022.
•Net gains (losses) on sale of loans. Net gains (losses) on sale of loans increased $15.1 million, or 487.1%, due to the aforementioned gain on sales of factored receivables of $14.2 million and gain on sale of equipment loans of $3.9 million during the year ended December 31, 2022.
•Fee income. Fee income increased $6.6 million, or 37.4% primarily due to a $6.2 million increase in payment fees earned by TriumphPay Audit during the year ended December 31, 2022 compared to the same period a year ago. Additionally, wire fees increased $1.6 million period over period. These increases were partially offset by a decrease of $0.9 million in early termination fees driven by a combined $1.2 million of early termination fees charged to two customers during the year ended December 31, 2021 that did not repeat during the current year. There were no other significant changes within the components of fee income.
•Other. Other noninterest income, increased $6.7 million, or 53.4%. primarily due to a gain of $8.9 million on the aforementioned termination of an interest rate swap recognized during the year ended December 31, 2022. During that same period, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and separate additional investment in WSI common stock. These increases were partially offset by a $4.2 million gain on our indemnification asset recognized during the year ended December 31, 2021 compared to a write off of the indemnification asset of $0.9 million during the same period of the current year. Additionally, bank owned life insurance gains decreased $1.2 million period over period due to decreased death benefit payouts during the year ended December 31, 2022. There were no other significant changes within the components of other noninterest income.

Noninterest Expense
The following table presents the major categories of noninterest expense:

	Year ended December 31,			2022 Compared to 2021		2021 Compared to 2020
(Dollars in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$201,487	$173,951	$126,975	$27,536	15.8%	$46,976	37.0%
Occupancy, furniture and equipment	26,774	24,473	22,766	2,301	9.4%	1,707	7.5%
FDIC insurance and other regulatory assessments	1,543	2,118	1,520	(575)	(27.1%)	598	39.3%
Professional fees	15,644	12,592	9,349	3,052	24.2%	3,243	34.7%
Amortization of intangible assets	11,922	10,876	8,330	1,046	9.6%	2,546	30.6%
Advertising and promotion	7,595	5,174	4,718	2,421	46.8%	456	9.7%
Communications and technology	40,265	26,862	22,153	13,403	49.9%	4,709	21.3%
Travel and entertainment	5,751	4,140	2,394	1,611	38.9%	1,746	72.9%
Other	29,650	27,321	23,869	2,329	8.5%	3,452	14.5%
Total noninterest expense	$340,631	$287,507	$222,074	$53,124	18.5%	$65,433	29.5%
Noninterest expense increased $53.1 million, or 18.5%. Noninterest expense for the year ended December 31, 2021 was impacted by $3.0 million of transaction costs associated with the HubTran Acquisition. There were no such adjustments during the year ended December 31, 2022. Excluding the acquisition transactions costs, we incurred adjusted noninterest expense of $284.5 for the year ended December 31, 2021, resulting in an adjusted net increase in noninterest expense of $56.1 million, or 19.7%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $27.5 million, or 15.8%, which is primarily due to increase in the size of our workforce, merit and retention increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Further, the Company experienced macro trends related to labor market conditions that drove wage increases for some existing employees and employees hired during the year. The size of our workforce increased period over period in part due to the acquisition of HubTran as well as organic growth within the Company. Our average full-time equivalent employees were 1,368.7 and 1,198.3 for the years ended December 31, 2022 and 2021, respectively. Compensation paid to temporary contract labor increased $5.4 million period over period. Our bonus expense was relatively flat period over period, and sales commissions, primarily related to our operations at Triumph Financial Services and TriumphPay, decreased $1.9 million. Additionally, stock based compensation expense increased $0.9 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $2.3 million, or 9.4%, primarily due to growth in our operations.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments decreased $0.6 million, or 27.1%, due to decreased assessments period over period.
•Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, increased $3.1 million, or 24.2%, primarily due to higher consulting fees.
•Amortization of intangible assets. Amortization of intangible assets increased $1.0 million, or 9.6%, primarily due to the additional intangibles recorded through the HubTran acquisition during the prior year.
•Advertising and promotion. Advertising and promotion expenses increased $1.0 million, or 9.6%, due to increased activity in this area period over period.
•Communications and Technology. Communications and technology expenses increased $13.4 million, or 49.9%, primarily as a result of increased spending on IT consulting and IT license and software maintenance to develop efficiency in our operations and improve the functionality of the TriumphPay platform period over period.
•Travel and entertainment. Travel and entertainment expenses increased $1.6 million, or 38.9%, primarily due to increased business development activity in this area period over period.

•Other. Other noninterest expense, which includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services, increased $2.3 million or 8.5%. despite a $1.4 million decrease in other loan related expenses period over period. There were no other significant increases or decreases in the individual components of other noninterest expense period over period..
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense increased $2.7 million, or 8.5%, from $32.0 million for the year ended December 31, 2021 to $34.7 million for the year ended December 31, 2022. The increase in income tax expense period over period was driven by an increase in our effective tax rate. The effective tax rate was 25% and 22% for the years ended December 31, 2022 and 2021, respectively. The increase in the effective tax rate period over period was primarily driven by increased state apportionment in a number of larger states, state return to provision impact, a reduced windfall from restricted stock vesting and stock option exercises period over period, and an increase in disallowance of compensation cost to certain highly compensated executives pursuant to the completion of our strategic equity grant.
Operating Segment Results
Our reportable segments are Banking, Factoring, Payments, and Corporate, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment includes the operations of Triumph Financial Services with revenue derived from factoring services. The Payments segment includes the operations of the TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables can consist of both invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers.
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment and the Payments segment (when the Payments segment is not self-funded) based on Federal Home Loan Bank advance rates. When the Payments segment is self-funded with funding in excess of its factored receivables, intersegment interest income is allocated based on the Federal Funds effective rate. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned accordingly. The majority of salaries and benefits expense for our executive leadership team, as well as other selling, general, and administrative shared services costs, including a significant amount of information technology expense, are allocated to the Banking segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by Triumph Financial Services.

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Year Ended December 31, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$195,871	$207,114	$16,079	$175	$419,239
Intersegment interest allocations	9,567	(9,444)	(123)	—	—
Total interest expense	10,873	—	—	7,874	18,747
Net interest income (expense)	194,565	197,670	15,956	(7,699)	400,492
Credit loss expense (benefit)	2,753	2,895	218	1,059	6,925
Net interest income after credit loss expense	191,812	194,775	15,738	(8,758)	393,567
Noninterest income	41,096	22,272	20,620	80	84,068
Noninterest expense	186,770	87,197	63,231	3,433	340,631
Operating income (loss)	$46,138	$129,850	$(26,873)	$(12,111)	$137,004

(Dollars in thousands)
Year Ended December 31, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$189,621	$185,741	$12,093	$100	$387,555
Intersegment interest allocations	10,389	(9,878)	(511)	—	—
Total interest expense	10,205	—	—	8,220	18,425
Net interest income (expense)	189,805	175,863	11,582	(8,120)	369,130
Credit loss expense (benefit)	(19,016)	9,691	438	57	(8,830)
Net interest income after credit loss expense	208,821	166,172	11,144	(8,177)	377,960
Noninterest income	33,447	13,005	7,451	598	54,501
Noninterest expense	169,114	74,768	39,769	3,856	287,507
Operating income (loss)	$73,154	$104,409	$(21,174)	$(11,435)	$144,954

(Dollars in thousands)
Year Ended December 31, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$207,978	$109,391	$4,474	$272	$322,115
Intersegment interest allocations	12,815	(12,371)	(444)	—	—
Total interest expense	29,910	—	—	7,477	37,387
Net interest income (expense)	190,883	97,020	4,030	(7,205)	284,728
Credit loss expense (benefit)	20,217	16,042	172	1,898	38,329
Net interest income after credit loss expense	170,666	80,978	3,858	(9,103)	246,399
Gain on sale of subsidiary or division	9,758	—	—	—	9,758
Other noninterest income	29,379	21,010	125	113	50,627
Noninterest expense	151,115	54,011	12,880	4,068	222,074
Operating income (loss)	$58,688	$47,977	$(8,897)	$(13,058)	$84,710

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,931,666	$1,250,476	$371,948	$1,040,175	$(2,260,482)	$5,333,783
Gross loans	$3,576,216	$1,151,727	$85,722	$—	$(693,374)	$4,120,291

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,568,826	$1,679,495	$293,212	$1,009,998	$(2,595,281)	$5,956,250
Gross loans	$4,444,136	$1,546,361	$153,176	$700	$(1,276,801)	$4,867,572

Banking

(Dollars in thousands)	Years Ended December 31,			2022 Compared to 2021		2021 Compared to 2020
Banking	2022	2021	2020	$ Change	% Change	$ Change	% Change
Total interest income	$195,871	$189,621	$207,978	$6,250	3.3%	$(18,357)	(8.8)%
Intersegment interest allocations	9,567	10,389	12,815	(822)	(7.9%)	(2,426)	(18.9)%
Total interest expense	10,873	10,205	29,910	668	6.5%	(19,705)	(65.9)%
Net interest income (expense)	194,565	189,805	190,883	4,760	2.5%	(1,078)	(0.6)%
Credit loss expense (benefit)	2,753	(19,016)	20,217	21,769	114.5%	(39,233)	(194.1)%
Net interest income (expense) after credit loss expense	191,812	208,821	170,666	(17,009)	(8.1)%	38,155	22.4%
Gain on sale of subsidiary or division	—	—	9,758	—	—%	(9,758)	(100.0)%
Other noninterest income	41,096	33,447	29,379	7,649	22.9%	4,068	13.8%
Noninterest expense	186,770	169,114	151,115	17,656	10.4%	17,999	11.9%
Operating income (loss)	$46,138	$73,154	$58,688	$(27,016)	(36.9%)	$14,466	24.6%
Our Banking segment’s operating income decreased $27.0 million, or 36.9%.
Interest income increased $6.3 million, or 3.3% due to increased yields on our Banking interest earning assets driven by rising rates in the macro economy. This increase was in spite of a decrease in total average interest earning assets at our bank. Average loans in our Banking segment decreased 13.8% from $3.411 billion for the year ended December 31, 2021 to $2.942 billion for the year ended December 31, 2022. The decrease in average loans at our Banking segment is consistent with our strategy to moderate growth in our banking markets.
Interest expense increased in spite of a decrease in average interest-bearing liabilities at our Banking segment. More specifically, average total interest-bearing deposits decreased $429.1 million, or 14.0%. The increase in interest expense was the result of an increase in our average cost of interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $3.2 million for the year ended December 31, 2022 compared to a benefit to credit loss expense on loans of $18.1 million for the year ended December 31, 2021. The increase in credit loss expense was primarily the result of slower projected prepayment speeds and deterioration of the loss driver assumptions that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses at our Banking segment. We also recorded more specific reserves at our Banking segment during the year ended December 31, 2022 compared to the same period a year ago. Changes in volume and mix also contributed to the increase in provision expense period over period; though to a lesser extent. We recorded $0.9 million of net charge-offs at our Banking segment during the year ended December 31, 2022 compared to insignificant charge-offs during the same period a year ago.
Credit loss expense for off balance sheet credit exposures increased $0.4 million from a benefit of $0.9 million for the year ended December 31, 2021 to a benefit of $0.5 million for the year ended December 31, 2022. The increase was primarily due to the changes in the assumptions used to project the loss rates previously discussed as well as changes in the underlying exposures.
Noninterest income at our Banking segment increased due to an increase of $2.5 million on the sales of certain available for sale CLOs as well as the $3.9 million gain on sale of equipment loans during the year ended December 31, 2022. Further, we recognized a gain of $8.9 million on the termination of an interest rate swap during the same period. These increases were partially offset by a $3.0 million decrease in gains on sale of liquid credit and mortgage loans and a $1.2 million decrease in bank owned life insurance gains. There were no other significant changes within the components of other noninterest income at our Banking segment.
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

Generally speaking, high-quality transaction deposits in the Banking segment have been stable, and deposit betas overall remain well-behaved. While rate exception pricing has become more frequent, we do not yet feel the need to raise published rates due to the relative stability of our core deposit base, our current liquidity position and the competitive dynamics of our local markets. We anticipate modest spread widening in the first quarter as the Fed raises rates further, but we expect rate competition for deposits to lower spreads gradually when the Fed eventually pauses. We have seen some modest runoff as households and businesses spend down the excess cash they accumulated during the pandemic but this doesn’t appear to be rate driven. The rate-driven attrition we have seen was mostly attributable to larger commercial relationships.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has decreased $285.2 million, or 9.0%, to $2.883 billion as of December 31, 2022. The following table sets forth our banking loans:

(Dollars in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Banking
Commercial real estate	$678,144	$632,775	$45,369	7.2%
Construction, land development, land	90,976	123,464	(32,488)	(26.3)%
1-4 family residential	125,981	123,115	2,866	2.3%
Farmland	68,934	77,394	(8,460)	(10.9)%
Commercial - General	316,364	295,662	20,702	7.0%
Commercial - Paycheck Protection Program	55	27,197	(27,142)	(99.8)%
Commercial - Agriculture	48,494	70,127	(21,633)	(30.8)%
Commercial - Equipment	454,117	621,437	(167,320)	(26.9)%
Commercial - Asset-based lending	229,754	281,659	(51,905)	(18.4)%
Commercial - Liquid Credit	202,326	134,347	67,979	50.6%
Consumer	8,868	10,885	(2,017)	(18.5)%
Mortgage Warehouse	658,829	769,973	(111,144)	(14.4)%
Total banking loans	$2,882,842	$3,168,035	$(285,193)	(9.0)%
Factoring

(Dollars in thousands)	Years Ended December 31,			2022 Compared to 2021		2021 Compared to 2020
Factoring	2022	2021	2020	$ Change	% Change	$ Change	% Change
Total interest income	$207,114	$185,741	$109,391	$21,373	11.5%	$76,350	69.8%
Intersegment interest allocations	(9,444)	(9,878)	(12,371)	434	4.4%	2,493	20.2%
Total interest expense	—	—	—	—	—	—	—
Net interest income (expense)	197,670	175,863	97,020	21,807	12.4%	78,843	81.3%
Credit loss expense (benefit)	2,895	9,691	16,042	(6,796)	(70.1%)	(6,351)	(39.6)%
Net interest income (expense) after credit loss expense	194,775	166,172	80,978	28,603	17.2%	85,194	105.2%
Noninterest income	22,272	13,005	21,010	9,267	71.3%	(8,005)	(38.1)%
Noninterest expense	87,197	74,768	54,011	12,429	16.6%	20,757	38.4%
Operating income (loss)	$129,850	$104,409	$47,977	$25,441	24.4%	$56,432	117.6%

	Year Ended December 31,
	2022	2021	2020
Factored receivable period end balance	$1,151,727,000	$1,546,361,000	$1,036,548,000
Yield on average receivable balance	14.09%	14.26%	14.99%
Year to date charge-off rate(1)	0.32%	3.49%	0.42%
Factored receivables - transportation concentration	96%	90%	89%

Interest income, including fees	$207,114,000	$185,741,000	$109,391,000
Non-interest income(2)	22,272,000	8,351,000	4,883,000
Factored receivable total revenue	229,386,000	194,092,000	114,274,000
Average net funds employed	1,311,981,000	1,173,335,000	659,156,000
Yield on average net funds employed	17.48%	16.54%	17.34%

Accounts receivable purchased	$14,943,209,000	$13,125,126,000	$7,134,823,000
Number of invoices purchased	6,608,065	5,795,081	3,908,779
Average invoice size	$2,261	$2,265	$1,825
Average invoice size - transportation	$2,161	$2,152	$1,682
Average invoice size - non-transportation	$5,945	$5,041	$4,671
(1) Net charge-offs for the year ended December 31, 2021 includes a $41.3 million charge-off related to the TFS acquisition, which contributed approximately 3.17% to the net charge-off rate for the period. In accordance with the Agreement reached with Covenant, Covenant reimbursed the Company for $35.6 million of the $41.3 million charge-off.
(2) Non-interest income for the year ended December 31, 2022 includes $14.2 million of gains on sale of a portfolio of factored receivables, which contributed 1.09% to the yield on average net funds employed for the period.
Non-interest income for the year ended December 31, 2021 excludes $4.2 million of income recognized on our indemnification asset resulting from the amended TFS acquisition agreement.
Noninterest income for the year ended December 31, 2020 excludes the $10.9 million gain related to CVLG’s delivery of proceeds resulting from the liquidation of its acquired TBK stock and a $5.3 million increase in the value of the indemnification asset resulting from the amended TFS acquisition agreement.
Our Factoring segment’s operating income increased $25.4 million, or 24.4%.
Our average invoice size decreased 0.2% from $2,265 for the year ended December 31, 2021 to $2,261 for the year ended December 31, 2022 and the number of invoices purchased increased 14.0% period over period.
Net interest income at our Factoring segment increased $21.8 million, or 12.4%. Overall average net funds employed (“NFE”) increased 11.8% during the year ended December 31, 2022 compared to the same period in 2021. The increase in average NFE was the result of increased invoice purchase volume. Because average invoice prices were relatively flat, average prices had little impact on the increase in average NFE. See further discussion under the Recent Developments: Trucking Transportation section. The increase in net interest income was partially offset by decreased purchase discount rates driven by greater focus on larger lower priced fleets and competitive pricing pressure; however, those negative factors were somewhat mitigated by high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration, calculated based on factored receivables held for investment, was at 96% at December 31, 2022 and 90% at December 31, 2021.
The period over period decrease in credit loss expense at our Factoring segment is primarily due to a reduction in the period end volume of the factoring portfolio during the year ended December 31, 2022 compared to expansion of the factoring portfolio over the same period a year ago. Net charge-offs at our Factoring segment during the year ended December 31, 2022 were $4.7 million compared to $45.4 million during the same period a year ago. Net charge-offs during the year ended December 31, 2021 reflect the aforementioned $41.3 million net charge-off of Over-Formula Advances which was fully reserved in a period prior to charge-off. Changes in specific reserves decreased credit loss expense and loss assumptions did not have a material impact on the change in credit loss expense period over period.

The increase in noninterest income at our Factoring segment was primarily due to the aforementioned $14.2 million gain on sale of factored receivables during the year ended December 31, 2022. Additionally, wire transfer fees and ACH/check fees increased $1.7 million. These increases were partially offset by a $0.9 million dollar decrease in early termination fees. Also offsetting the increases was a $4.2 million gain on our indemnification asset recognized during the year ended December 31, 2021 compared to a write off of the indemnification asset of $0.9 million during the same period of the current year. There were no other material fluctuations in noninterest income at our Factoring segment.
Noninterest expense at our Factoring segment increased primarily due to an increase in salaries and employee benefits expense due to merit and retention increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. We also generally experienced increases in occupancy expense, professional fees, and communications and technology expense consistent with the increased volume of our operations and headcount. Remaining fluctuations in the individual components of noninterest expense at our Factoring segment were insignificant period over period.
Payments

(Dollars in thousands)	Year Ended December 31,			2022 Compared to 2021		2021 Compared to 2020
Payments	2022	2021	2020	$ Change	% Change	$ Change	% Change
Total interest income	$16,079	$12,093	$4,474	$3,986	33.0%	$7,619	170.3%
Intersegment interest allocations	(123)	(511)	(444)	388	75.9%	(67)	(15.1)%
Total interest expense	—	—	—	—	—%	—	—%
Net interest income (expense)	15,956	11,582	4,030	4,374	37.8%	7,552	187.4%
Credit loss expense (benefit)	218	438	172	(220)	(50.2)%	266	154.7%
Net interest income (expense) after credit loss expense	15,738	11,144	3,858	4,594	41.2%	7,286	188.9%
Noninterest income	20,620	7,451	125	13,169	176.7%	7,326	5860.8%
Noninterest expense	63,231	39,769	12,880	23,462	59.0%	26,889	208.8%
Operating income (loss)	$(26,873)	$(21,174)	$(8,897)	$(5,699)	(26.9)%	$(12,277)	(138.0)%

	Year Ended December 31,
	2022	2021	2020
Factored receivable period end balance	$85,722,000	$153,176,000	$84,222,000

Total revenue
Interest income	$16,079,000	$12,093,000	$4,474,000
Intersegment interest income allocation	216,000	—	—
Noninterest income(1)	20,620,000	7,451,000	125,000
	$36,915,000	$19,544,000	$4,599,000

Total expense
Intersegment interest expense allocation	$339,000	$511,000	$444,000
Credit loss expense (benefit)	218,000	438,000	172,000
Noninterest expense	63,231,000	39,769,000	12,880,000
	$63,788,000	$40,718,000	$13,496,000

Operating income (loss)	$(26,873,000)	$(21,174,000)	$(8,897,000)
Intersegment interest expense allocation	339,000	511,000	444,000
Depreciation and software amortization expense	509,000	267,000	249,000
Intangible amortization expense	5,868,000	3,476,000	—
Earnings (losses) before interest, taxes, depreciation, and amortization	$(20,157,000)	$(16,920,000)	$(8,204,000)
Transaction costs	$—	$2,992,000	$—
Adjusted earnings (losses) before interest, taxes, depreciation, and amortization(2)	$(20,157,000)	$(13,928,000)	$(8,204,000)

EBITDA margin	(55)%	(87)%	(178)%

Number of invoices processed	17,658,499	13,483,420	4,438,527
Amount of payments processed	$23,263,377,000	$15,161,915,000	$4,234,864,000
Network invoice volume	472,019	—	—
Network payment volume	$972,657,000	$—	$—
(1)Noninterest income for the year ended December 31, 2022 includes a $10.2 million gain on an equity investment and a $3.2 million loss on impairment of warrants.
(2)Adjusted earnings (losses) before interest, taxes, depreciation, and amortization excludes material gains and expenses related to merger and acquisition-related activities and is a non-GAAP financial measure used to provide meaningful supplemental information regarding the segment's operational performance and to enhance investors' overall understanding of such financial performance by removing the volatility associated with certain acquisition-related items that are unrelated to our core business.
Our Payments segment's operating loss increased $5.7 million, or 26.9%.
The number of invoices processed by our Payments segment increased 31.0% from 13,483,420 for the year ended December 31, 2021 to 17,658,499 for the year ended December 31, 2022, and the amount of payments processed increased 53.4% from $15.162 billion for the year ended December 31, 2021 to $23.263 billion for the year ended December 31, 2022.
We began processing network transactions (then called conforming transactions) during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the year ended December 31, 2022, we processed 472,019 network invoices representing a network payment volume of $972.7 million.
Interest income increased due to increased average factored receivable balances at our Payments segment and increased yields period over period.

Noninterest income increased due to a $6.2 million increase in payment fees earned by TriumphPay during the year ended DEcember 31, 2022 compared to the same period a year ago. The fees were primarily a result of the acquired operations of HubTran during June of the prior year. Additionally, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and additional investment in WSI common stock.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense driven by increased headcount, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Additionally at our Payments segment, IT expense increased $3.4 million, travel and entertainment expense increased $1.2 million, and amortization of the intangible assets acquired in the HubTran acquisition increased $2.4 million. We continue to invest heavily in the operations of TriumphPay.
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
Corporate

(Dollars in thousands)	Years Ended Year Ended December 31,			2022 Compared to 2021		2021 Compared to 2020
Corporate	2022	2021	2020	$ Change	% Change	$ Change	% Change
Total interest income	$175	$100	$272	$75	75.0%	$(172)	(63.2)%
Intersegment interest allocations	—	—	—	—	—	—	—
Total interest expense	7,874	8,220	7,477	(346)	(4.2)%	743	9.9%
Net interest income (expense)	(7,699)	(8,120)	(7,205)	421	5.2%	(915)	(12.7%)
Credit loss expense (benefit)	1,059	57	1,898	1,002	1,757.9%	(1,841)	(97.0%)
Net interest income (expense) after credit loss expense	(8,758)	(8,177)	(9,103)	(581)	(7.1%)	926	10.2%
Noninterest income	80	598	113	(518)	(86.6%)	485	429.2%
Noninterest expense	3,433	3,856	4,068	(423)	(11.0%)	(212)	(5.2%)
Operating income (loss)	$(12,111)	$(11,435)	$(13,058)	$(676)	(5.9%)	$1,623	12.4%
The Corporate segment reported an operating loss of $12.1 million for the year ended December 31, 2022. Credit loss expense on our HTM CLOs previously discussed in the Credit Loss Expense section increased. Additionally, during the year ended December 31, 2022, management charged off a $0.7 million community reinvestment act loan that carried no reserve from a prior period. Interest expense decreased due to a full year impact of subordinated notes issued August 26, 2021 that carry a lower interest rate than the subordinated notes that they replaced. There were no other significant fluctuations in accounts in our Corporate segment period over period.
Financial Condition
Assets
Total assets were $5.334 billion at December 31, 2022, compared to $5.956 billion at December 31, 2021, a decrease of $622.5 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.120 billion at December 31, 2022, compared with $4.868 billion at December 31, 2021.

The following table shows the recorded investment of our loans by portfolio categories as of the dates indicated:

	December 31, 2022		December 31, 2021		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$678,144	16%	$632,775	13%	$45,369	7.2%
Construction, land development, land	90,976	2%	123,464	3%	(32,488)	(26.3%)
1-4 family residential	125,981	3%	123,115	3%	2,866	2.3%
Farmland	68,934	2%	77,394	2%	(8,460)	(10.9%)
Commercial	1,251,110	30%	1,430,429	29%	(179,319)	(12.5%)
Factored receivables	1,237,449	31%	1,699,537	34%	(462,088)	(27.2%)
Consumer	8,868	—%	10,885	—%	(2,017)	(18.5%)
Mortgage warehouse	658,829	16%	769,973	16%	(111,144)	(14.4%)
Total Loans	$4,120,291	100%	$4,867,572	100%	$(747,281)	(15.4%)
Commercial Real Estate Loans. Our commercial real estate loans increased $45.4 million, or 7.2%, due to new loan origination activity for the period that outpaced paydowns.
Construction and Development Loans. Our construction and development loans decreased $32.5 million, or 26.3%, due primarily to paydowns and conversions to term loans that were partially offset by modest origination and draw activity.
Residential Real Estate Loans. Our one-to-four family residential loans increased $2.9 million, or 2.3%, due to new loan origination activity for the period that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $8.5 million, or 10.9%, due to paydowns for the period that outpaced new loan origination activity.
Commercial Loans. Our commercial loans held for investment decreased $179.3 million, or 12.5%, due to the sale of $191.2 million of equipment loans during the period as well as decreases in asset-based lending, PPP, and agriculture loans. The decline in commercial loans was offset by increases in liquid credit and other commercial loans. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $20.7 million, or 7.0%.
The following table shows our commercial loans:

(Dollars in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Commercial
Equipment	$454,117	$621,437	$(167,320)	(26.9%)
Asset-based lending	229,754	281,659	(51,905)	(18.4%)
Liquid credit	202,326	134,347	67,979	50.6%
Paycheck Protection Program loans	55	27,197	(27,142)	(99.8%)
Agriculture	48,494	70,127	(21,633)	(30.8%)
Other commercial lending	316,364	295,662	20,702	7.0%
Total commercial loans	$1,251,110	$1,430,429	$(179,319)	(12.5%)
Factored Receivables. Our factored receivables decreased $462.1 million, or 27.2% due to the sale of $88.0 million of factored receivables during the period and a slowing freight market. At December 31, 2022, the balance of the Over-Formula Advance Portfolio included in factored receivables was $8.2 million, and the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $2.0 million, or 18.5%, due to paydowns in excess of new loan origination activity during the period.

Mortgage Warehouse. Our mortgage warehouse facilities decreased $111.1 million, or 14.4%, due to decreased utilization in a rising interest rate environment. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $638.4 million for the year ended December 31, 2022 compared to $792.2 million for the year ended December 31, 2021.
The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	December 31, 2022
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$186,010	$420,679	$67,903	$3,552	$678,144
Construction, land development, land	32,724	54,710	3,509	33	90,976
1-4 family residential	8,130	30,588	16,197	71,066	125,981
Farmland	10,459	27,051	27,265	4,159	68,934
Commercial	394,966	767,072	88,761	311	1,251,110
Factored receivables	1,237,449	—	—	—	1,237,449
Consumer	1,043	6,994	820	11	8,868
Mortgage warehouse	658,829	—	—	—	658,829
	$2,529,610	$1,307,094	$204,455	$79,132	$4,120,291

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$254,907	$6,795	$509
Construction, land development, land		7,808	305	—
1-4 family residential		20,808	8,012	5,861
Farmland		18,554	1,168	—
Commercial		468,643	20,861	—
Factored receivables		—	—	—
Consumer		6,916	820	11
Mortgage warehouse		—	—	—
		$777,636	$37,961	$6,381
Floating interest rates
Commercial real estate		$165,772	$61,108	$3,043
Construction, land development, land		46,901	3,203	33
1-4 family residential		9,781	8,185	65,205
Farmland		8,498	26,097	4,159
Commercial		298,428	67,901	311
Factored receivables		—	—	—
Consumer		78	—	—
Mortgage warehouse		—	—	—
		$529,458	$166,494	$72,751
As of December 31, 2022, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (23%), Colorado (11%), Illinois (11%), and Iowa (6%) make up 51% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2021, the states of Texas (21%), Colorado (15%), Illinois (15%) and Iowa (6%) made up 57% of the Company’s gross loans, excluding factored receivables.

Further, a majority (96%) of our factored receivables, representing approximately 29% of our total loan portfolio as of December 31, 2022, are transportation receivables. Although such concentration may cause our future income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2021, 91% of our factored receivables, representing approximately 32% of our total loan portfolio, were transportation receivables.
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

(Dollars in thousands)	December 31, 2022	December 31, 2021
Nonperforming loans:
Commercial real estate	$871	$2,025
Construction, land development, land	150	964
1-4 family residential	1,391	1,684
Farmland	400	2,044
Commercial	15,896	8,842
Factored receivables	29,431	30,485
Consumer	91	240
Mortgage warehouse	—	—
Total nonperforming loans	48,230	46,284
Held to maturity securities	5,051	5,612
Other real estate owned, net	—	524
Other repossessed assets	1,300	2,368
Total nonperforming assets	$54,581	$54,788

Nonperforming assets to total assets	1.02%	0.92%
Nonperforming loans to total loans held for investment	1.17%	0.95%
Total past due loans to total loans held for investment	2.53%	2.86%
Nonperforming loans increased $1.9 million, or 4.2%, due to the addition of a $7.6 million liquid credit relationship secured by the enterprise value of the borrower. This addition was offset by the removal of a $1.6 million equipment finance loan through payoff, a $1.1 million decrease in nonperforming factored receivables, and consistent decreases in nonperforming loans across several loan types. The portion of the factoring Over-Formula Advances not covered by Covenant's indemnification and thus, considered nonperforming, is $0.5 million at December 31, 2022. The entire $19.4 million of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy. The remaining activity in nonperforming loans was also impacted by additions and removals of smaller credits to and from nonperforming loans.
OREO decreased $0.5 million, or 100.0%, due to the removal of individually insignificant OREO properties as well as insignificant valuation adjustments made throughout the period.

As a result of the activity previously described and the change in period end total loans period over period, the ratio of nonperforming loans to total loans held for investment increased to 1.17% at December 31, 2022 from 0.95% December 31, 2021.
Our ratio of nonperforming assets to total assets increased to 1.02% at December 31, 2022 from 0.92% December 31, 2021. This is primarily due to the change in period end total assets period over period as nonperforming assets were relatively flat period over period. In addition to the aforementioned loan activity, the amortized cost basis of our HTM CLO securities considered to be nonaccrual decreased $0.6 million during the year and combined other real estate owned and other repossessed assets decreased $1.6 million during the year.
Past due loans to total loans held for investment decreased to 2.53% at December 31, 2022 from 2.86% at December 31, 2021 as a result of a $34.7 million dollar decrease in loans past due year over year partially offset by a decrease in loans held for investment outstanding year over year. Both the $8.2 million acquired factoring Over-Formula Advance balance and the $19.4 million Misdirected Payments balance are considered greater than 90 days past due at December 31, 2022.
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
The following table sets forth the ACL by category of loan:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$4,459	16%	0.66%	$3,961	13%	0.63%
Construction, land development, land	1,155	2%	1.27%	827	3%	0.67%
1-4 family residential	838	3%	0.67%	468	3%	0.38%
Farmland	483	2%	0.70%	562	2%	0.73%
Commercial	15,918	30%	1.27%	14,485	29%	1.01%
Factored receivables	19,121	31%	1.55%	20,915	34%	1.23%
Consumer	175	—%	1.97%	226	—%	2.08%
Mortgage warehouse	658	16%	0.10%	769	16%	0.10%
Total Loans	$42,807	100%	1.04%	$42,213	100%	0.87%
The ACL increased $0.6 million, or 1.4%. This increase reflects net charge-offs of $6.4 million and credit loss expense of $7.0 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At period end, our entire remaining Over-Formula Advance position was down from $10.1 million at December 31, 2021 to $8.2 million at December 31, 2022, and the entire balance at December 31, 2022 was fully reserved. At December 31, 2022, the Misdirected Payments amount was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of December 31, 2022.
A driver of the change in ACL is projected deterioration of the loss drivers that the Company forecasted to calculate expected losses at December 31, 2022 as compared to December 31, 2021. The projected deterioration had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $1.8 million of ACL period over period.

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

For all DCF models at December 31, 2022, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2022 as compared to December 31, 2021, the Company there was relatively little change to assumed forecasted national unemployment, a steeper decrease in one-year percentage change in national retail sales, a steeper decrease in one-year percentage change in the national home price index, and a steeper decrease in one-year percentage change in national gross domestic product. At December 31, 2022 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a slight increase in the first projected quarter followed by a decline to near-zero or negative levels over the last three projected quarters to a level below recent actual periods. For percentage changes in national home price index and national gross domestic product, the Company projected declines over the last three projected quarters to negative levels below recent actual periods. At December 31, 2022, the Company slowed its historical prepayment speeds in response to the rising interest rate environment in the macro economy.

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
The increase in required ACL was also driven by net new specific reserves of $4.2 million during the year ended December 31, 2022. Changes in loan volume and mix during the year ended December 31, 2022 decreased the required ACL by $4.6 million during the period.
The following tables show our credit ratios and an analysis of our credit loss expense:

	December 31,
(Dollars in thousands)	2022	2021
Allowance for credit losses on loans	$42,807	$42,213
Total loans held for investment	$4,120,291	$4,867,572
Allowance to total loans held for investment	1.04%	0.87%

Nonaccrual loans	$18,296	$15,034
Total loans held for investment	$4,120,291	$4,867,572
Nonaccrual loans to total loans held for investment	0.44%	0.31%

Allowance for credit losses on loans	$42,807	$42,213
Nonaccrual loans	$18,296	$15,034
Allowance for credit losses to nonaccrual loans	233.97%	280.78%

	Year Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$48	$657,525	0.01%	$7	$709,832	—%	$150	$901,867	0.02%
Construction, land development, land	(5)	104,076	—%	7	191,109	—%	(218)	207,628	(0.10)%
1-4 family residential	(7)	126,814	(0.01)%	(92)	136,326	(0.07)%	(26)	167,216	(0.02)%
Farmland	—	70,399	—%	—	90,762	—%	(80)	125,433	(0.06)%
Commercial	1,280	1,329,402	0.10%	(170)	1,466,694	(0.01)%	1,229	1,519,853	0.08%
Factored receivables	4,839	1,610,836	0.30%	45,586	1,411,878	3.23%	3,058	775,164	0.39%
Consumer	290	10,104	2.87%	224	13,079	1.71%	456	18,765	2.43%
Mortgage warehouse	—	638,374	—%	—	792,190	—%	—	729,820	—%
Total Loans	$6,445	$4,547,530	0.14%	$45,562	$4,811,870	0.95%	$4,569	$4,445,746	0.10%
Net loans charged off decreased $39.1 million, or 85.9%, due to the aforementioned charge-off of $41.3 million of PCD Over-Formula Advances classified as factored receivables. Partially offsetting the decrease was a charge-off of $1.0 million on a liquid credit loan classified as Commercial in the table above. Remaining charge-off and recovery activity during the periods was insignificant individually and in the aggregate.
Securities
As of December 31, 2022, we held equity securities with readily available fair values of $5.2 million, a decrease of $0.3 million from $5.5 million at December 31, 2021. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.
As of December 31, 2022, we held securities classified as available for sale with a fair value of $254.5 million, an increase of $72.1 million from $182.4 million at December 31, 2021. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Mortgage-backed securities, residential	$50,633	$37,449	$13,184	35.2%
Asset-backed securities	6,331	6,764	(433)	(6.4)%
State and municipal	13,438	26,825	(13,387)	(49.9)%
CLO Securities	181,011	106,634	74,377	69.7%
Corporate bonds	1,263	2,056	(793)	(38.6)%
SBA pooled securities	1,828	2,698	(870)	(32.2)%
Total available for sale debt securities	$254,504	$182,426	$72,078	39.5%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of December 31, 2022, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at December 31, 2022. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of December 31, 2022, we held securities classified as held to maturity with an amortized cost, net of ACL, of $4.1 million, a decrease of $0.8 million from $4.9 million at December 31, 2021. The decrease in amortized cost, net of ACL, was primarily driven by paydowns and increases in required ACL throughout the year. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at December 31, 2022.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity:

	Maturity as of December 31, 2022
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	1,830	2.18%	8,904	3.91%	1,982	2.45%	42,613	3.75%	55,329	3.68%
Asset-backed securities	—	—%	—	—%	5,000	4.65%	1,389	4.88%	6,389	4.70%
State and municipal	800	2.71%	2,010	3.29%	1,128	2.47%	9,615	2.46%	13,553	2.60%
CLO securities	—	—%	—	—%	52,020	6.69%	133,048	5.72%	185,068	5.99%
Corporate bonds	1,001	5.43%	—	—%	—	—%	269	5.14%	1,270	5.37%
SBA pooled securities	—	—%	2	6.63%	254	5.33%	1,654	3.63%	1,910	3.86%
Total available for sale securities	$3,631	3.20%	$10,916	3.80%	$60,384	6.30%	$188,588	5.08%	$263,519	5.28%

Held to maturity securities:	$—	—%	$—	—%	$6,521	2.44%	$—	—%	$6,521	2.44%
Liabilities
Total liabilities were $4.445 billion as of December 31, 2022, compared to $5.097 billion at December 31, 2021, a decrease of $652.6 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Noninterest bearing demand	$1,756,680	$1,925,370	$(168,690)	(8.8%)
Interest bearing demand	856,512	830,019	26,493	3.2%
Individual retirement accounts	68,125	83,410	(15,285)	(18.3%)
Money market	508,534	520,358	(11,824)	(2.3%)
Savings	551,780	504,146	47,634	9.4%
Certificates of deposit	319,150	533,206	(214,056)	(40.1%)
Brokered time deposits	110,555	40,125	70,430	175.5%
Other brokered deposits	—	210,045	(210,045)	(100.0%)
Total Deposits	$4,171,336	$4,646,679	$(475,343)	(10.2%)
Our total deposits decreased $475.3 million, or 10.2%, primarily due to decreases in noninterest bearing demand deposits, certificates of deposit, and other brokered deposits. Other brokered deposits were non-maturity deposits obtained from wholesale sources and these deposits were terminated in connection with the terminated interest rate swap during the year ended December 31, 2022. As of December 31, 2022, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 88% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 12% of total deposits. As of December 31, 2021, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 86% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 14% of total deposits.

The following table summarizes our average deposit balances and weighted average rates:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$859,459	0.27%	19%	$766,551	0.23%	16%	$628,721	0.17%	15%
Individual retirement accounts	78,162	0.51%	2%	87,669	0.65%	2%	98,445	1.33%	2%
Money market	529,266	0.29%	12%	425,392	0.22%	9%	405,323	0.47%	10%
Savings	519,414	0.17%	11%	472,289	0.15%	10%	390,023	0.15%	10%
Certificates of deposit	431,930	0.51%	10%	643,146	0.70%	13%	948,687	1.84%	24%
Brokered time deposits	121,399	1.65%	3%	304,922	0.14%	6%	340,024	1.37%	8%
Other brokered deposits	91,065	0.75%	2%	359,859	0.22%	7%	143,978	0.27%	4%
Total interest bearing deposits	2,630,695	0.38%	59%	3,059,828	0.32%	63%	2,955,201	0.93%	73%
Noninterest bearing demand	1,895,001	—	41%	1,796,525	—	37%	1,114,912	—	27%
Total deposits	$4,525,696	0.22%	100%	$4,856,353	0.20%	100%	$4,070,113	0.67%	100%
At December 31, 2022, we held $58.5 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of the time deposits exceeding the FDIC insurance limit as of December 31, 2022:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$13,226
Over 3 through 6 months	14,249
Over 6 through 12 months	15,115
Over 12 months	8,622
$51,212
Other Borrowings
Customer Repurchase Agreements
The following table provides a summary of our customer repurchase agreements as of and for the years ended December 31, 2022, 2021, and 2020:

(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Amount outstanding at end of period	$340	$2,103	$3,099
Weighted average interest rate at end of period	0.03%	0.03%	0.03%
Average daily balance during the period	$6,701	$5,985	$6,716
Weighted average interest rate during the period	0.03%	0.03%	0.03%
Maximum month-end balance during the period	$13,463	$12,405	$14,192
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances
As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2022, 2021, and 2020:

(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Amount outstanding at end of the year	$30,000	$180,000	$105,000
Weighted average interest rate at end of the year	4.25%	0.15%	0.17%
Average daily balance during the year	$69,658	$37,671	$342,264
Weighted average interest rate during the year	1.19%	0.24%	0.58%
Maximum month-end balance during the year	$230,000	$180,000	$850,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. The FHLB borrowings outstanding as of December 31, 2022 were long term borrowings maturing after four but within five years. As of December 31, 2022 and 2021, we had $646.3 million and $798.8 million, respectively, in unused and available advances from the FHLB. The decrease in our total borrowing capacity from December 31, 2021 to December 31, 2022 was primarily the result of decreased outstanding loan balances at the end of 2022 including a decrease in outstanding mortgage warehouse loans held for investment.
Paycheck Protection Program Liquidity Facility (“PPPLF”)
The PPPLF is a lending facility offered by the Federal Reserve Banks to facilitate lending to small businesses under the Paycheck Protection Program. Borrowings under the PPPLF are secured by Paycheck Protection Program Loans (“PPP loans”) guaranteed by the Small Business Administration (“SBA”) and mature at the same time as the PPP Loan pledged to secure the extension of credit. The maturity dates of the borrowings is accelerated if the underlying PPP Loan goes into default and Company sells the PPP Loan to the SBA to realize on the SBA guarantee or if the Company receives any loan forgiveness reimbursement from the SBA for the underlying PPP Loan.
Information concerning borrowings under the PPPLF is summarized as follows for the year ended December 31, 2022, 2021, and 2020:

(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Amount outstanding at end of period	$—	$27,144	$191,860
Weighted average interest rate at end of period	—%	0.35%	0.35%
Average amount outstanding during the period	670	118,880	143,608
Weighted average interest rate during the period	0.32%	0.35%	0.35%
Highest month end balance during the period	—	181,635	223,809
We did not have any PPPLF borrowings outstanding at December 31, 2022.
Subordinated Notes
The following provides a summary of our subordinated notes as of December 31, 2022:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$38,857	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	68,943	2031	3.500%	9/01/2026	Three Month SOFR(1) plus 2.860%	$1,776
	$109,500	$107,800
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of December 31, 2022:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2022
National Bancshares Capital Trust II	$15,464	$13,489	September 2033	LIBOR + 3.00%	7.77%
National Bancshares Capital Trust III	17,526	13,409	July 2036	LIBOR + 1.64%	5.72%
ColoEast Capital Trust I	5,155	3,758	September 2035	LIBOR + 1.60%	6.33%
ColoEast Capital Trust II	6,700	4,869	March 2037	LIBOR + 1.79%	6.52%
Valley Bancorp Statutory Trust I	3,093	2,906	September 2032	LIBOR + 3.40%	8.12%
Valley Bancorp Statutory Trust II	3,093	2,727	July 2034	LIBOR + 2.75%	7.49%
	$51,031	$41,158
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $41.2 million was allowed in the calculation of Tier I capital as of December 31, 2022.
Liquidity and Capital Resources
Capital Resources
Our stockholders’ equity totaled $889.0 million as of December 31, 2022, compared to $858.9 million as of December 31, 2021, an increase of $30.1 million. Stockholders’ equity increased during this period primarily due to our net income of $102.3 million, offset in part by our treasury stock purchases made under our share repurchase program and modified "Dutch auction" tender offer.

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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2022, TBK Bank had $510.7 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2022. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - December 31, 2022
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$340	$340	$—	$—	$—
Federal Home Loan Bank advances	30,000	—	—	30,000	—
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	38,511	5,515	10,456	9,692	12,848
Time deposits with stated maturity dates	497,830	435,978	51,903	9,949	—
Total contractual obligations	$727,212	$441,833	$62,359	$49,641	$173,379
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

For all DCF models at December 31, 2022, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2022 as compared to December 31, 2021, the Company there was relatively little change to assumed forecasted national unemployment, a steeper decrease in one-year percentage change in national retail sales, a steeper decrease in one-year percentage change in the national home price index, and a steeper decrease in one-year percentage change in national gross domestic product. At December 31, 2022 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a slight increase in the first projected quarter followed by a decline to near-zero or negative levels over the last three projected quarters to a level below recent actual periods. For percentage changes in national home price index and national gross domestic product, the Company projected declines over the last three projected quarters to negative levels below recent actual periods. At December 31, 2022, the Company slowed its historical prepayment speeds in response to the rising interest rate environment in the macro economy.

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
The following tables summarizes simulated change in net interest income versus unchanged rates:

December 31, 2022	Following 12 Months	Months 13-24
+400 basis points	19.4%	24.9%
+300 basis points	14.5%	18.5%
+200 basis points	9.7%	12.2%
+100 basis points	4.8%	6.1%
Flat rates	0.0%	0.0%
-100 basis points	(5.0%)	(6.2%)
-200 basis points	(10.4%)	(13.0%)

December 31, 2021	Following 12 Months	Months 13-24
+400 basis points	17.5%	23.6%
+300 basis points	13.1%	18.1%
+200 basis points	8.7%	12.8%
+100 basis points	4.4%	7.5%
Flat rates	0.0%	0.0%
-100 basis points	(2.7%)	(1.4%)
The following tables present the change in our economic value of equity, assuming immediate parallel shifts in interest rates:

December 31, 2022	Economic Value of Equity at Risk (%)
+400 basis points	20.0%
+300 basis points	15.7%
+200 basis points	10.9%
+100 basis points	5.8%
Flat rates	0.0%
-100 basis points	(6.4%)
-200 basis points	(13.7%)

December 31, 2021	Economic Value of Equity at Risk (%)
+400 basis points	31.1%
+300 basis points	24.3%
+200 basis points	16.9%
+100 basis points	8.8%
Flat rates	0.0%
-100 basis points	(9.5%)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Triumph Financial, Inc.
Dallas, Texas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Triumph Financial, Inc (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses (“ACL”) – Reasonable and Supportable Forecasts

The ACL (as described in Note 1 and presented in Note 4) is an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. As of December 31, 2022, the ACL of $42.8 million attributable to loans held for investment consists of 1) an allowance of $18.2 million on collateral dependent loans and 2) an allowance of $24.6 million on loans collectively evaluated (“pool basis”) for impairment.

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
•Evaluated the reasonableness and appropriateness of management’s forecasting methodology for suitability under generally accepted accounting principles.
•Performed substantive procedures over the relevance and reliability of forecast assumptions applied within the DCF models.
•Substantively tested the completeness and accuracy of the data used.
/s/ Crowe LLP
We have served as the Company's auditor since 2012.
Franklin, Tennessee
February 15, 2023

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(Dollar amounts in thousands)

	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$133,889	$122,929
Interest-bearing deposits with other banks	274,293	260,249
Total cash and cash equivalents	408,182	383,178
Securities - equity investments	5,191	5,504
Securities - available for sale	254,504	182,426
Securities - held to maturity, net of allowance for credit losses of $2,444 and $2,082, respectively, fair value $5,476 and $5,447, respectively	4,077	4,947
Loans held for sale	5,641	7,330
Loans, net of allowance for credit losses of $42,807 and $42,213, respectively	4,077,484	4,825,359
Federal Home Loan Bank and other restricted stock, at cost	6,252	10,146
Premises and equipment, net	103,339	105,729
Other real estate owned, net	—	524
Goodwill	233,709	233,727
Intangible assets, net	32,058	43,129
Bank-owned life insurance	41,493	40,993
Deferred tax asset, net	16,473	10,023
Indemnification asset	3,896	4,786
Other assets	141,484	98,449
Total assets	$5,333,783	$5,956,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$1,756,680	$1,925,370
Interest-bearing	2,414,656	2,721,309
Total deposits	4,171,336	4,646,679
Customer repurchase agreements	340	2,103
Federal Home Loan Bank advances	30,000	180,000
Paycheck Protection Program Liquidity Facility	—	27,144
Subordinated notes	107,800	106,957
Junior subordinated debentures	41,158	40,602
Other liabilities	94,178	93,901
Total liabilities	4,444,812	5,097,386
Commitments and contingencies - See Notes 15 and 16
Stockholders' equity - See Note 20
Preferred stock	45,000	45,000
Common stock, 24,053,585 and 25,158,879 shares outstanding, respectively	283	283
Additional paid-in-capital	534,790	510,939
Treasury stock, at cost	(182,658)	(104,743)
Retained earnings	498,456	399,351
Accumulated other comprehensive income	(6,900)	8,034
Total stockholders’ equity	888,971	858,864
Total liabilities and stockholders' equity	$5,333,783	$5,956,250
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2022, 2021 and 2020
(Dollar amounts in thousands, except per share amounts)

	2022	2021	2020
Interest and dividend income:
Loans, including fees	$181,188	$183,555	$198,214
Factored receivables, including fees	223,193	197,835	114,434
Securities	8,187	5,401	8,229
FHLB and other restricted stock	258	156	530
Cash deposits	6,413	608	708
Total interest and dividend income	419,239	387,555	322,115
Interest expense:
Deposits	10,038	9,697	27,403
Subordinated notes	5,212	6,445	5,363
Junior subordinated debentures	2,662	1,775	2,114
Other borrowings	835	508	2,507
Total interest expense	18,747	18,425	37,387
Net interest income	400,492	369,130	284,728
Credit loss expense (benefit)	6,925	(8,830)	38,329
Net interest income after credit loss expense	393,567	377,960	246,399
Noninterest income:
Service charges on deposits	6,844	7,724	5,274
Card income	8,150	8,811	7,781
Net OREO gains (losses) and valuation adjustments	(133)	(347)	(616)
Net gains (losses) on sale or call of securities	2,512	5	3,226
Net gains (losses) on sale of loans	18,228	3,105	2,816
Fee income	24,222	17,628	6,007
Insurance commissions	5,145	5,127	4,232
Gain on sale of subsidiary or division	—	—	9,758
Other	19,100	12,448	21,907
Total noninterest income	84,068	54,501	60,385
Noninterest expense:
Salaries and employee benefits	201,487	173,951	126,975
Occupancy, furniture and equipment	26,774	24,473	22,766
FDIC insurance and other regulatory assessments	1,543	2,118	1,520
Professional fees	15,644	12,592	9,349
Amortization of intangible assets	11,922	10,876	8,330
Advertising and promotion	7,595	5,174	4,718
Communications and technology	40,265	26,862	22,153
Other	35,401	31,461	26,263
Total noninterest expense	340,631	287,507	222,074
Net income before income tax expense	137,004	144,954	84,710
Income tax expense	34,693	31,980	20,686
Net income	102,311	112,974	64,024
Dividends on preferred stock	(3,206)	(3,206)	(1,701)
Net income available to common stockholders	$99,105	$109,768	$62,323
Earnings per common share
Basic	$4.06	$4.44	$2.56
Diluted	$3.96	$4.35	$2.53
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2022, 2021 and 2020
(Dollar amounts in thousands, except per share amounts)

	2022	2021	2020
Net income	$102,311	$112,974	$64,024
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(10,865)	(2,424)	8,578
Tax effect	2,512	577	(2,062)
Unrealized holding gains (losses) arising during the period, net of taxes	(8,353)	(1,847)	6,516
Reclassification of amount realized through sale or call of securities	(2,512)	(5)	(3,226)
Tax effect	636	1	800
Reclassification of amount realized through sale or call of securities, net of taxes	(1,876)	(4)	(2,426)
Change in unrealized gains (losses) on securities, net of tax	(10,229)	(1,851)	4,090

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	3,152	5,255	782
Tax effect	(754)	(1,260)	(185)
Unrealized holding gains (losses) arising during the period, net of taxes	2,398	3,995	597
Reclassification of amount of (gains) losses recognized into income	(9,316)	93	34
Tax effect	2,213	(22)	(8)
Reclassification of amount of (gains) losses recognized into income, net of taxes	(7,103)	71	26
Change in unrealized gains (losses) on derivative financial instruments	(4,705)	4,066	623
Total other comprehensive income (loss)	(14,934)	2,215	4,713
Comprehensive income	$87,377	$115,189	$68,737
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022, 2021 and 2020
(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost	Retained Earnings
Balance, January 1, 2020	$—	24,964,961	$272	$473,251	2,198,681	$(67,069)	$229,030	$1,106	$636,590
Impact of adoption of ASU 2016-13	—	—	—	—	—	—	(1,770)	—	(1,770)
Issuance of common stock, net of issuance costs	—	630,268	7	13,935	—	—	—	—	13,942
Issuance of preferred stock, net of issuance costs	45,000	—	—	(2,636)	—	—	—	—	42,364
Issuance of restricted stock awards	—	138,417	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	4,618	—	—	—	—	4,618
Forfeiture of restricted stock awards	—	(6,067)	—	211	6,067	(211)	—	—	—
Stock option exercises, net	—	19,394	—	(227)	—	—	—	—	(227)
Purchase of treasury stock	—	(878,755)	—	—	878,755	(35,772)	—	—	(35,772)
Preferred stock dividends	—	—	—	—	—	—	(1,701)	—	(1,701)
Net income	—	—	—	—	—	—	64,024	—	64,024
Other comprehensive income (loss)	—	—	—	—	—	—	—	4,713	4,713
Balance, December 31, 2020	$45,000	24,868,218	$280	$489,151	3,083,503	$(103,052)	$289,583	$5,819	$726,781
Issuance of restricted stock awards	—	241,014	2	(2)	—	—	—	—	—
Stock based compensation	—	—	—	20,315	—	—	—	—	20,315
Forfeiture of restricted stock awards	—	(5,129)	—	450	5,129	(450)	—	—	—
Stock option exercises, net	—	59,844	1	576	—	—	—	—	577
Issuance of common stock pursuant to the employee stock purchase plan	—	9,101	—	449	—	—	—	—	449
Purchase of treasury stock	—	(14,169)	—	—	14,169	(1,241)	—	—	(1,241)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	112,974	—	112,974
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,215	2,215
Balance, December 31, 2021	$45,000	25,158,879	$283	$510,939	3,102,801	$(104,743)	$399,351	$8,034	$858,864
Issuance of restricted stock awards	—	12,471	—	—	—	—	—	—	—
Vesting of performance stock units	—	20,996	—	—	—	—	—	—	—
Stock option exercises, net	—	2,053	—	(74)	—	—	—	—	(74)
Issuance of common stock pursuant to the employee stock purchase plan	—	24,516	—	1,548	—	—	—	—	1,548
Forfeiture of restricted stock awards	—	(19,186)	—	1,201	19,186	(1,201)	—	—	—
Stock based compensation	—	—	—	21,176	—	—	—	—	21,176
Purchase of treasury stock	—	(1,146,144)	—	—	1,146,144	(76,714)	—	—	(76,714)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	102,311	—	102,311
Other comprehensive income (loss)	—	—	—	—	—	—	—	(14,934)	(14,934)
Balance, December 31, 2022	$45,000	24,053,585	$283	$534,790	4,268,131	$(182,658)	$498,456	$(6,900)	$888,971
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020
(Dollar amounts in thousands, except per share amounts)

	2022	2021	2020
Cash flows from operating activities:
Net income	$102,311	$112,974	$64,024
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,302	12,037	10,720
Net accretion on loans	(8,643)	(9,289)	(10,711)
Amortization of subordinated notes issuance costs	843	1,224	182
Amortization of junior subordinated debentures	556	530	506
Net amortization on securities	(882)	(992)	(129)
Amortization of intangible assets	11,922	10,876	8,330
Deferred taxes	(1,779)	(5,832)	(2,080)
Credit loss expense (benefit)	6,925	(8,830)	38,329
Stock based compensation	21,176	20,315	4,618
Net (gains) losses on sale or call of debt securities	(2,512)	(5)	(3,226)
Net (gains) losses on equity securities	(9,850)	322	(389)
Net OREO (gains) losses and valuation adjustments	133	347	616
Origination of loans held for sale	(12,024)	(37,542)	(60,867)
Purchases of loans held for sale	(14,069)	(21,746)	(50,765)
Proceeds from sale of loans originated or purchased for sale	26,544	60,037	109,471
Net (gains) losses on sale of loans	(18,228)	(3,105)	(2,816)
Net change in operating leases	190	2,242	1,054
Gain on sale of subsidiary or division	—	—	(9,758)
Contingent consideration paid	—	—	(22,000)
(Increase) decrease in other assets	(35,176)	(8,684)	12,215
Increase (decrease) in other liabilities	(6,252)	12,080	10,003
Net cash provided by (used in) operating activities	74,487	136,959	97,327
Cash flows from investing activities:
Purchases of securities available for sale	(140,774)	(58,787)	(133,970)
Proceeds from sales of securities available for sale	40,163	—	70,198
Proceeds from maturities, calls, and pay downs of securities available for sale	26,339	99,152	96,768
Proceeds from maturities, calls, and pay downs of securities held to maturity	679	1,003	693
Purchases of loans held for investment	(147,809)	(94,314)	(324,892)
Proceeds from sale of loans	232,842	87,813	165,877
Net change in loans	581,599	153,946	(632,517)
Purchases of premises and equipment, net	(10,912)	(14,362)	(17,574)
Net proceeds from sale of OREO	438	1,253	2,111
(Purchases) redemptions of FHLB and other restricted stock, net	3,894	(3,395)	13,109
Proceeds from BOLI	—	2,273	—
Net cash (paid for) received in acquisitions	—	(96,926)	(108,375)
Proceeds from sale of disposal group	85,923	—	93,835
Net cash provided by (used in) investing activities	672,382	77,656	(774,737)

	2022	2021	2020
Cash flows from financing activities:
Net increase (decrease) in deposits	(464,512)	(69,921)	921,333
Increase (decrease) in customer repurchase agreements	(1,763)	(996)	1,066
Increase (decrease) in Federal Home Loan Bank advances	(150,000)	75,000	(325,000)
Proceeds from other borrowings, net	—	294,854	231,370
Repayment of other borrowings	(27,144)	(441,346)	(39,510)
Issuance of preferred stock, net of issuance costs	—	—	42,364
Preferred dividends	(3,206)	(3,206)	(1,701)
Stock option exercises, net	(74)	577	(227)
Proceeds from employee stock purchase plan common stock issuance	1,548	449	—
Purchase of treasury stock	(76,714)	(1,241)	(35,772)
Net cash provided by (used in) financing activities	(721,865)	(145,830)	793,923
Net increase (decrease) in cash and cash equivalents	25,004	68,785	116,513
Cash and cash equivalents at beginning of period	383,178	314,393	197,880
Cash and cash equivalents at end of period	$408,182	$383,178	$314,393

	2022	2021	2020
Supplemental cash flow information:
Interest paid	$16,328	$18,950	$41,743
Income taxes paid, net	$47,215	$40,004	$12,080
Cash paid for operating lease liabilities	$4,052	$2,296	$4,236
Supplemental noncash disclosures:
Loans transferred to OREO	$47	$692	$1,150
Loans held for investment transferred to loans held for sale	$229,105	$83,975	$185,823
Assets transferred to assets held for sale	$80,819	$—	$84,077
Deposits transferred to deposits held for sale	$10,434	$—	$—
Lease liabilities arising from obtaining right-of-use assets	$5,267	$19,571	$1,777
Securities available for sale purchased, not settled	$7,960	$—	$—
Indemnification reduction	$—	$35,633	$—
Non-cash consideration received from sale of loan portfolio or disposal group	$5,529	$—	$—

See accompanying notes to consolidated financial statements.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Triumph Financial, Inc. (collectively with its subsidiaries, “Triumph Financial”, or the “Company” as applicable) is a financial holding company headquartered in Dallas, Texas, offering a diversified line of payments, factoring and banking services. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Triumph CRA Holdings, LLC (“TCRA”), TBK Bank, SSB (“TBK Bank”), TBK Bank’s wholly owned factoring subsidiary Triumph Financial Services LLC ("Triumph Financial Services"), and TBK Bank’s wholly owned subsidiary Triumph Insurance Group, Inc. (“TIG”). TriumphPay operates as a division of TBK Bank, SSB.
On December 1, 2022 we completed an extensive marketing rebranding effort, including a change of the company name from Triumph Bancorp, Inc. to Triumph Financial, Inc. and a change of our factoring subsidiary's company name from Triumph Business Capital LLC to Triumph Financial Services LLC ("Triumph Financial Services"). Said rebranding efforts had no impact to the composition of legal entities, financial reporting, employee roles, management structure, or work activities and expectations.
On June 30, 2020, the Company sold the assets of Triumph Premium Finance (“TPF”) and exited its premium finance line of business. TPF operated within the Company’s TBK Bank subsidiary.
See Note 2 – Acquisitions and Divestitures for additional information pertaining to the TPF sale and the impact of the transaction on the Company’s consolidated financial statements.
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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2022, 2021 and 2020.
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
Allowance for Credit Losses – Held to Maturity Securities
The allowance for credit losses on held to maturity securities is estimated on a collective basis by major security type. At December 31, 2022 and 2021, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
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
Management occasionally transfers loans held for investment to loans held for sale. Gains or losses on the transfer of loans to loans held for sale are recorded in noninterest income in the consolidated statements of income unless such loans have experienced a decline in fair value due to credit quality concerns. For such transfers experiencing a decline in fair value due to credit quality, the Company first applies its charge-off policy which requires recognizing the confirmed loss via a charge-off against the allowance for credit losses which is measured as the excess of the loan's amortized cost basis over the loan's fair value. The charge-off is reflected as a write-down of the loan resulting in a new amortized cost basis. To the extent that the loan’s fair value loss has not already been provided for in the allowance for credit losses, an additional credit loss expense is made to provide sufficient allowance to absorb the charge-off. If the allowance for credit losses amount on the transferred loan at the transfer date to the held for sale category exceeds the amount of the charge-off, any remaining excess allowance for credit loss is reversed into earnings through credit loss expense. After the write-down is taken, the loans is transferred from held to investment to held for sale at its new amortized cost basis which approximate fair value.
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
For acquired loans not deemed purchased credit deteriorated at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income or expense on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense.
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
Paycheck Protection Program ("PPP")
With the passage of the PPP, the Company has actively participated in assisting its customers with applications for loans through the program.  Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our PPP loans, the Company did not carry an ACL on its PPP loans at December 31, 2022 and 2021. The balance of PPP loans at December 31, 2022 was insignificant.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company will record an impairment charge based on that difference. Our annual goodwill impairment test did not identify any goodwill impairment for the years ended December 31, 2022, 2021 and 2020.
Identifiable Intangible Assets
Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company's intangible assets primarily relate to core deposits, customer relationships and software. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value with a charge to amortization of intangible assets. Intangible assets with indefinite lives are not significant.
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
Derivative Financial Instruments
The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. The Company did not have any derivatives at December 31, 2022. At December 31, 2021, the Company had one cash flow hedge position and no fair value or foreign currency hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Unrealized gains or losses are reported as other comprehensive income or loss.
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
In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2022 and 2021 estimated fair value for non-impaired loans and deposits are judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.
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
Fee income for the Payments segment primarily consists of TriumphPay payment and audit fees. These fees totaled $13,694,000, $7,451,000, and $127,000 for the years ended December 31, 2022, 2021, and 2020, respectively. These fees are generally variable and transaction based and are recognized at the time the transaction is executed as that is the point in time that the Company satisfies its performance obligation.
•Insurance commissions. Insurance commissions are earned for brokering insurance policies. The Company's primary performance obligations for insurance commissions are satisfied and revenue is recognized when the brokered insurance policies are executed.
Operating Segments
The Company’s reportable segments are comprised of strategic business units primarily based upon industry categories and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing. Segment determination also considered organizational structure and is consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. The Company's chief operating decision maker is the Chief Executive Officer of Triumph Financial, Inc. Management has determined that the Company has four reportable segments consisting of Banking, Factoring, Payments, and Corporate.
The Banking segment includes the operations of TBK Bank. Included in noninterest expense of the Banking segment is the majority of salaries and benefits expense for our executive leadership team and other selling, general, and administrative shared services costs, including a significant amount of information technology expense. The Banking segment derives its revenue principally from investments in interest-earning assets as well as noninterest income typical for the banking industry.
The Factoring segment includes the operations of Triumph Financial Services with revenue derived from factoring services.
The Payments segment includes the operations of the TBK Bank's TriumphPay division, which is the payments network presentment, audit, and payment of over-the-road trucking invoices. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering freight brokers the ability to settle their invoices with us on an extended term following our payment to their carriers as an additional liquidity option for such freight brokers.
The corporate segment includes holding company financing and investment activities and management and administrative expenses to support the overall operations of the Company.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to June 30, 2021, management determined that the Company had three reportable segments consisting of Banking, Factoring, and Corporate, and the Banking segment included the operations of TBK Bank and TriumphPay. On June 1, 2021, TriumphPay acquired HubTran, Inc., a cloud-based provider of automation software for the trucking industry’s back office. See Note 2 – Acquisitions and Divestitures for further disclosures regarding the acquisition of HubTran. The acquisition of HubTran allows TriumphPay to create a payments network for trucking. TriumphPay already offered tools and services to provide automation, mitigate fraud, and create back-office efficiency. Through the acquisition of HubTran, TriumphPay created additional value through building upon its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was an inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to a payments network for the trucking industry with a focus on fee revenue. In terms of total revenue, operating income (loss), and total assets, TriumphPay had historically been quantitatively immaterial; however, given the shift in strategy brought on by the acquisition of HubTran as well as management and chief operating decision maker focus on TriumphPay operations, management believes disclosing TriumphPay's operations through the Payments segment is qualitatively useful for readers of these financial statements. This change also brings the Company's reportable segments in line with its reporting units used for goodwill impairment evaluation. Prior to the acquisition of HubTran, the Payments reporting unit carried no goodwill. Prior period business segment disclosures have been revised as appropriate to reflect the prior period change in reportable segments.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Adoption of New Accounting Standards
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible so long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the U.S. Multiple modifications of the same credits are allowed and there is no cap on the duration of the modification. On December 21, 2020, certain provisions of the CARES Act, including the temporary suspension of certain requirements related to TDRs, were extended through December 31, 2021. See Note 4 – Loans and Allowance for Credit Losses for disclosure of the impact to date.
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
In November 2020, federal and state banking regulators issued the “Interagency Policy Statement on Reference Rates for Loans" to reiterate that a specific replacement rate for loans impacted by reference rate reform has not been endorsed and entities may utilize any replacement reference rate determined to be appropriate based on its funding model and customer needs. As discussed in the “Interagency Policy Statement on Reference Rates for Loans," fallback language should be included in lending contracts to provide for use of a robust fallback rate if the initial reference rate is discontinued. Additionally, federal banking regulators issued the "Interagency Statement on LIBOR Transition" acknowledging that the administrator of USD London Interbank Offered Rate (LIBOR) benchmarks has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the administrator of USD LIBOR benchmarks confirmed these dates and will cease publication of USD LIBOR tenors accordingly. As discussed in the "Interagency Statement on LIBOR Transition," regulators encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly, safe and sound LIBOR transition. Reference rate reform did not significantly impact our consolidated financial statements.

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
ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2022-02 is not expected to have a material impact on the consolidated financial statements and related disclosures related to modifications made to troubled borrowers will be updated upon adoption.
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Equipment Loan Sale
During the year ended December 31, 2022, the Company made the decision to sell a portfolio of equipment loans for cash consideration. The sale closed on June 23, 2022. A summary of the carrying amount of the assets sold and the gain on sale is as follows:

(Dollars in thousands)
Equipment loans	$191,167
Accrued interest receivable	$1,587
Assets sold	$192,754

Cash consideration	$197,454
Return of premium liability	$(708)
Total consideration	$196,746
Transaction costs	$73
Gain on sale, net of transaction costs	$3,919
The associated agreement contains a provision that in the event that a sold loan is prepaid in full prior to the due date of the final scheduled contractual payment, the Company will return a pro-rata portion of the premium calculated as of the date of such prepayment in full. As this transaction qualified as a sale of a group of entire financial assets, management must recognize, as proceeds, any assets obtained and liabilities incurred. Thus, management recorded a $708,000 liability for the potential return of premium measured at fair value as of the date of close. Management has elected the fair value option to account for the liability. It is recorded in other liabilities in the Company's Consolidated Balance Sheet and is marked to fair value through earnings at each reporting period. For further discussion of changes in the fair value of the return of premium liability and the period end balance, see Note 17 – Fair Value Disclosures.
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
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Factored Receivable Disposal Group
On June 30, 2022 and September 6, 2022, the Company entered into and closed two separate agreements to sell two separate portfolios of factored receivables. A summary of the carrying amounts of the assets and liabilities sold and the gains on sale are as follows:

(Dollars in thousands)	June 30, 2022	September 6, 2022	Total
Factored receivables	$67,888	$20,131	$88,019
Accrued interest and fee income	—	17	17
Assets held for sale	$67,888	$20,148	$88,036

Customer reserve noninterest bearing deposits	$9,682	$1,149	$10,831
Liabilities held for sale	$9,682	$1,149	$10,831
Net assets sold	$58,206	$18,999	$77,205
Cash consideration	$66,292	$19,054	$85,346
Revenue share asset	5,210	1,027	6,237
Total consideration	$71,502	$20,081	$91,583
Transaction costs	82	49	131
Gain on sale, net of transaction costs	$13,214	$1,033	$14,247
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
For further discussion of changes in the fair value of the revenue share provisions and the period end balance, see Note 17 – Fair Value Disclosures.
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
The intangible assets recognized include a capitalized software intangible asset with an acquisition date fair value of $16,932,000 which will be amortized on a straight-line basis over its four year estimated useful life and customer relationship intangible assets with a total acquisition date fair value of $10,360,000 which will be amortized utilizing an accelerated method over their eleven year estimated useful lives.
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
Transport Financial Solutions
On July 8, 2020, the Company, through its wholly-owned subsidiary Triumph Financial Services, LLC, then known as Advance Business Capital LLC (“ABC”), acquired the transportation factoring assets and certain personnel (the “TFS Acquisition”) of Transport Financial Solutions (“TFS”), a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), in exchange for cash consideration of $108,375,000, 630,268 shares of the Company’s common stock valued at approximately $13,942,000, and contingent consideration of up to approximately $9,900,000 to be paid in cash following the twelve-month period ending July 31, 2021.
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
Pursuant to the Agreement, the Company and Covenant agreed to certain terms related to the management of the Over-Formula Advance Portfolio, and the terms by which Covenant may provide assistance to maximize recovery on the Over-Formula Advance Portfolio.
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
Consideration included a receivable due from Covenant subsequent to liquidation of the stock consideration with an acquisition date fair value of $17,196,000. The fair value of the receivable due from Covenant for initial purchase accounting measurement purposes was based on the Company's stock price on the date of the Agreement, less an estimate of broker commissions and discounts. During the year ended December 31, 2020, the entirety of the acquired stock was sold by Covenant and Covenant delivered net proceeds of $28,064,000. The Company recognized $10,868,000 of other noninterest income during the year ended December 31, 2020, measured as the difference between the initial purchase accounting measurement and the amount of net proceeds delivered to the Company upon liquidation.
The intangible assets recognized include a customer relationship intangible asset with an acquisition date fair value of $3,500,000 which has been amortized utilizing an accelerated method over its eight year estimated useful life.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The indemnification asset was measured separately from the related covered portfolio. It is not contractually embedded in the covered portfolio nor is it transferable with the covered portfolio should the Company choose to dispose of the portfolio or a portion of the portfolio. The indemnification asset at the time of the TFS Acquisition had a fair value of $30,959,000, measured as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. These cash flows were discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The amount ultimately collected for this asset will be dependent upon the performance of the underlying covered portfolio, the passage of time, and Covenant's willingness and ability to make necessary payments. The terms of the Agreement are such that indemnification has no expiration date and the Company will continue to carry the indemnification asset until ultimate resolution of the covered portfolio. The Company has elected the fair value option for the indemnification asset. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The fair value of the indemnification asset was $3,896,000 and $4,786,000 at December 31, 2022 and 2021.
During the year ended December 31, 2021, new adverse developments with the largest of the three Over-Formula Advance clients caused the Company to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $41,265,000; however, this net charge-off had no impact on credit loss expense for the year ended December 31, 2021 as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed the Company for $35,633,000 of this charge-off by drawing on its secured line of credit. Given separate developments with the other two Over-Formula Advance clients, the Company reserved an additional $2,844,000 reflected in credit loss expense for the year ended December 31, 2021. The increase in required ACL as well as accretion of most of the fair value discount on the indemnification asset held at December 31, 2020 resulted in a $4,194,000 gain on the indemnification asset which was recorded through non-interest income during the year ended December 31, 2021. Covenant has subsequently paid down its secured line of credit with TBK in its entirety and carried no outstanding balance at December 31, 2022 or 2021. At December 31, 2022, Covenant had remaining availability of $9,361,000 on its TBK line of credit available to cover the gross indemnification balance of up to $4,101,000.
During the year ended December 31, 2022, there were no material changes in the underlying credit quality of the remaining two Over-Formula Advance clients. As such, there were no charge-offs related to these balances. Both of the remaining Over-Formula Advance clients made payments totaling $1,874,000 during the year ended December 31, 2022, which resulted in a dollar-for-dollar reduction in the required ACL as well as a write-off of a portion of the corresponding indemnification asset. The impact of the payment to net income available to common stockholders for the year ended December 31, 2022 was not significant.
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
NOTE 3 — SECURITIES
Equity Securities with Readily Determinable Fair Values
The Company held equity securities with fair values of $5,191,000 and $5,504,000 at December 31, 2022 and 2021, respectively. The gross realized and unrealized gains (losses) recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

(Dollars in thousands)	2022	2021	2020
Unrealized gains (losses) on equity securities still held at the reporting date	$(313)	$(322)	$389
Realized gains (losses) on equity securities sold during the period	—	—	—
	$(313)	$(322)	$389

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Equity Securities without readily determinable fair value, at cost	$39,019	$14,671
Upward adjustments based on observable price changes, cumulative	10,163	—
Equity Securities without readily determinable fair value, carrying value	$49,182	$14,671
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
The gross realized and unrealized gains (losses) recognized on equity securities without readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Unrealized gains (losses) on equity securities still held at the reporting date	$10,163	$—	$—
Realized gains (losses) on equity securities sold during the period	—	—	—
	$10,163	$—	$—
During the year ended December 31, 2022, the Company adjusted the fair value of an equity security without readily determinable fair value upwards due to an orderly and observable transaction for an identical investment. For further information on this transaction, see Note 8 – Equity Method Investment.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	$55,329	$235	$(4,931)	$—	$50,633
Asset-backed securities	6,389	—	(58)	—	6,331
State and municipal	13,553	1	(116)	—	13,438
CLO Securities	185,068	161	(4,218)	—	181,011
Corporate bonds	1,270	1	(8)	—	1,263
SBA pooled securities	1,910	29	(111)	—	1,828
Total available for sale securities	$263,519	$427	$(9,442)	$—	$254,504

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2022
Held to maturity securities:
CLO securities	$6,521	$458	$(1,503)	$5,476
Allowance for credit losses	(2,444)
Total held to maturity securities, net of ACL	$4,077

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Available for sale securities:
Mortgage-backed securities, residential	$36,885	$720	$(156)	$—	$37,449
Asset-backed securities	6,763	2	(1)	—	6,764
State and municipal	26,309	516	—	—	26,825
CLO Securities	103,579	3,109	(54)	—	106,634
Corporate bonds	1,992	64	—	—	2,056
SBA pooled securities	2,536	162	—	—	2,698
Total available for sale securities	$178,064	$4,573	$(211)	$—	$182,426

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2021
Held to maturity securities:
CLO securities	$7,029	$—	$(1,582)	$5,447
Allowance for credit losses	(2,082)
Total held to maturity securities, net of ACL	$4,947
The amortized cost and estimated fair value of debt securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,801	$1,798	$—	$—
Due from one year to five years	2,010	1,982	—	—
Due from five years to ten years	53,148	51,897	6,521	5,476
Due after ten years	142,932	140,035	—	—
	199,891	195,712	6,521	5,476
Mortgage-backed securities, residential	55,329	50,633	—	—
Asset-backed securities	6,389	6,331	—	—
SBA pooled securities	1,910	1,828	—	—
	$263,519	$254,504	$6,521	$5,476
Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

(Dollars in thousands)	2022	2021	2020
Proceeds	$40,163	$—	$70,198
Gross gains	2,514	—	3,233
Gross losses	—	—	(140)
Net gains and losses from calls of securities	(2)	5	133
Debt securities with a carrying amount of approximately $93,813,000 and $72,805,000 at December 31, 2022 and 2021, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $2,593,000 and $802,000 at December 31, 2022 and 2021, respectively, and was included in other assets in the Consolidated Balance Sheets.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	$26,030	$(1,507)	$15,828	$(3,424)	$41,858	$(4,931)
Asset-backed securities	1,337	(52)	4,994	(6)	6,331	(58)
State and municipal	12,680	(116)	—	—	12,680	(116)
CLO Securities	151,572	(3,407)	19,439	(811)	171,011	(4,218)
Corporate bonds	261	(8)	—	—	261	(8)
SBA pooled securities	1,262	(111)	—	—	1,262	(111)
Total available for sale securities	$193,142	$(5,201)	$40,261	$(4,241)	$233,403	$(9,442)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Available for sale securities:
Mortgage-backed securities, residential	20,386	(155)	6	(1)	20,392	(156)
Asset-backed securities	37	—	4,999	(1)	5,036	(1)
State and municipal	30	—	—	—	30	—
CLO Securities	22,707	(54)	—	—	22,707	(54)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	—	—	—	—
Total available for sale securities	$43,160	$(209)	$5,005	$(2)	$48,165	$(211)
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
At December 31, 2022, the Company had 141 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2022, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Year Ended December 31,
Held to Maturity CLO Securities	2022	2021	2020
Allowance for credit losses:
Beginning balance	$2,082	$2,026	$—
Impact of adopting ASC 326	—	—	126
Credit loss expense (benefit)	362	56	1,900
Allowance for credit losses ending balance	$2,444	$2,082	$2,026
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially.  The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At December 31, 2022 and 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. As of December 31, 2022, $5,051,000 of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	December 31, 2022	December 31, 2021
1-4 family residential	$—	$712
Commercial	5,641	6,618
Total loans held for sale	$5,641	$7,330
Loans Held for Investment and Allowance for Credit Losses
The following table presents the amortized cost and unpaid principal for loans held for investment:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$678,144	$679,239	$(1,095)	$632,775	$634,319	$(1,544)
Construction, land development, land	90,976	91,147	(171)	123,464	123,643	(179)
1-4 family residential properties	125,981	126,185	(204)	123,115	123,443	(328)
Farmland	68,934	69,185	(251)	77,394	77,905	(511)
Commercial	1,251,110	1,262,493	(11,383)	1,430,429	1,440,542	(10,113)
Factored receivables	1,237,449	1,241,032	(3,583)	1,699,537	1,703,936	(4,399)
Consumer	8,868	8,871	(3)	10,885	10,883	2
Mortgage warehouse	658,829	658,829	—	769,973	769,973	—
Total	4,120,291	$4,136,981	$(16,690)	4,867,572	$4,884,644	$(17,072)
Allowance for credit losses	(42,807)			(42,213)
	$4,077,484			$4,825,359

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The difference between the amortized cost and unpaid principal balance is due to (1) premiums and discounts associated with acquired loans totaling $13,383,000 and $11,723,000 at December 31, 2022 and 2021, respectively, and (2) net deferred origination and factoring fees totaling $3,307,000 and $5,349,000 at December 31, 2022 and 2021, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $19,279,000 and $14,513,000 at December 31, 2022 and 2021, respectively, and was included in other assets in the Consolidated Balance Sheets.
As of December 31, 2022, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (23%), Colorado (11%), Illinois (11%), and Iowa (6%), make up 51% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2021, the states of Texas (21%), Colorado (15%), Illinois (15%), and Iowa (6%) made up 57% of the Company’s gross loans, excluding factored receivables.
A majority (96%) of the Company’s factored receivables, representing approximately 29% of the total loan portfolio as of December 31, 2022, are transportation receivables. At December 31, 2021, 91% of our factored receivables, representing approximately 32% of our total loan portfolio, were transportation receivables.
At December 31, 2022 and 2021, the Company had $249,288,000 and $254,970,000, respectively, of customer reserves associated with factored receivables which are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer and are periodically released to or withdrawn by customers. Customer reserves are reported as deposits in the consolidated balance sheets.
At December 31, 2022 and 2021 the balance of the Over-Formula Advance Portfolio included in factored receivables was $8,202,000 and $10,077,000, respectively. These amounts were fully reserved at both dates.
As of December 31, 2022 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of December 31, 2022.
Loans with carrying amounts of $1,356,922,000 and $1,733,917,000 at December 31, 2022 and 2021, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity, Paycheck Protection Program Liquidity Facility borrowings, and Federal Reserve Bank discount window borrowing capacity.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2022
Commercial real estate	$3,961	$546	$(108)	$60	$4,459
Construction, land development, land	827	323	—	5	1,155
1-4 family residential properties	468	363	—	7	838
Farmland	562	(79)	—	—	483
Commercial	14,485	2,713	(2,205)	925	15,918
Factored receivables	20,915	3,045	(5,853)	1,014	19,121
Consumer	226	239	(435)	145	175
Mortgage warehouse	769	(111)	—	—	658
	$42,213	$7,039	$(8,601)	$2,156	$42,807

(Dollars in thousands)	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2021
Commercial real estate	$10,182	$(6,214)	$(17)	$10	$3,961
Construction, land development, land	3,418	(2,584)	(12)	5	827
1-4 family residential properties	1,225	(849)	(34)	126	468
Farmland	832	(270)	—	—	562
Commercial	22,040	(7,725)	(481)	651	14,485
Factored receivables	56,463	10,038	(46,043)	457	20,915
Consumer	542	(92)	(359)	135	226
Mortgage warehouse	1,037	(268)	—	—	769
	$95,739	$(7,964)	$(46,946)	$1,384	$42,213

(Dollars in thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Initial ACL on Loans Purchased with Credit Deterioration	Reclassification To Held For Sale	Impact of Adopting ASC 326	Ending Balance
Year ended December 31, 2020
Commercial real estate	$5,353	$3,607	$(320)	$170	$—	$—	$1,372	$10,182
Construction, land development, land	1,382	2,005	(23)	241	—	—	(187)	3,418
1-4 family residential properties	308	378	(27)	53	—	—	513	1,225
Farmland	670	(355)	—	80	—	—	437	832
Commercial	12,566	11,336	(2,344)	1,115	—	(449)	(184)	22,040
Factored receivables	7,657	16,079	(3,201)	143	37,415	—	(1,630)	56,463
Consumer	488	562	(573)	117	—	—	(52)	542
Mortgage warehouse	668	369	—	—	—	—	—	1,037
	$29,092	$33,981	$(6,488)	$1,919	$37,415	$(449)	$269	$95,739
The increase in required ACL during the year ended December 31, 2022 is a function of net charge-offs of $6,445,000 and credit loss expense of $7,039,000.
The decrease in required ACL during the year ended December 31, 2021 is a function of net charge-offs of $45,562,000 and a benefit to credit loss expense of $7,964,000. Net charge-offs during the year reflect the net charge-off of $41,265,000 due from the largest acquired Over-Formula Advance client. See Note 2 – Acquisitions and Divestitures for further discussion of Over-Formula Advance activity.

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

For all DCF models at December 31, 2022, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2022 as compared to December 31, 2021, the Company there was relatively little change to assumed forecasted national unemployment, a steeper decrease in one-year percentage change in national retail sales, a steeper decrease in one-year percentage change in the national home price index, and a steeper decrease in one-year percentage change in national gross domestic product. At December 31, 2022 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a slight increase in the first projected quarter followed by a decline to near-zero or negative levels over the last three projected quarters to a level below recent actual periods. For percentage changes in national home price index and national gross domestic product, the Company projected declines over the last three projected quarters to negative levels below recent actual periods. At December 31, 2022, the Company slowed its historical prepayment speeds in response to the rising interest rate environment in the macro economy.

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
For the year ended December 31, 2022, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $1,769,000. Changes in required specific reserves also increased the required ACL at December 31, 2022. Changes in loan volume and mix during the year ended December 31, 2022 decreased the ACL during the period. Net charge-offs during the period were $6,445,000.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
December 31, 2022
Commercial real estate	$1,003	$—	$—	$140	$1,143	$283
Construction, land development, land	150	—	—	—	150	—
1-4 family residential	1,342	—	—	49	1,391	108
Farmland	196	—	108	96	400	—
Commercial	193	—	5,334	10,370	15,897	4,737
Factored receivables	—	42,409	—	—	42,409	13,042
Consumer	—	—	—	91	91	—
Mortgage warehouse	—	—	—	—	—	—
Total	$2,884	$42,409	$5,442	$10,746	$61,481	$18,170

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022 the balance of the Over-Formula Advance Portfolio included in factored receivables was $8,202,000 and was fully reserved. At December 31, 2022 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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
At December 31, 2021 the balance of the Over-Formula Advance Portfolio included in factored receivables was $10,077,000 and was fully reserved. At December 31, 2021 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2022
Commercial real estate	$1,301	$—	$455	$1,756	$676,388	$678,144	$—
Construction, land development, land	—	—	145	145	90,831	90,976	—
1-4 family residential properties	936	531	776	2,243	123,738	125,981	—
Farmland	—	—	—	—	68,934	68,934	—
Commercial	1,630	3,139	2,847	7,616	1,243,494	1,251,110	—
Factored receivables	42,797	12,651	37,142	92,590	1,144,859	1,237,449	37,142
Consumer	52	41	2	95	8,773	8,868	—
Mortgage warehouse	—	—	—	—	658,829	658,829	—
	$46,716	$16,362	$41,367	$104,445	$4,015,846	$4,120,291	$37,142

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2021
Commercial real estate	$1,021	$—	$16	$1,037	$631,738	$632,775	$—
Construction, land development, land	30	—	145	175	123,289	123,464	—
1-4 family residential properties	730	332	1,114	2,176	120,939	123,115	134
Farmland	378	154	977	1,509	75,885	77,394	—
Commercial	996	346	4,948	6,290	1,424,139	1,430,429	—
Factored receivables	70,109	18,302	39,134	127,545	1,571,992	1,699,537	39,134
Consumer	255	48	99	402	10,483	10,885	—
Mortgage warehouse	—	—	—	—	769,973	769,973	—
	$73,519	$19,182	$46,433	$139,134	$4,728,438	$4,867,572	$39,268

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022 and 2021, total past due Over-Formula Advances recorded in factored receivables was $8,202,000 and $10,077,000, respectively, all of which was considered past due 90 days or more. Aging of the Over-Formula Advances is based upon the service month on which the advances were made by TFS prior to acquisition. At December 31, 2022 and 2021, the Misdirected Payments totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$871	$319	$2,025	$1,375
Construction, land development, land	150	150	964	964
1-4 family residential	1,391	1,238	1,683	1,582
Farmland	400	400	2,044	2,044
Commercial	15,393	3,662	8,078	3,910
Factored receivables	—	—	—	—
Consumer	91	91	240	159
Mortgage warehouse	—	—	—	—
	$18,296	$5,860	$15,034	$10,034
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Commercial real estate	$—	$8	$438
Construction, land development, land	2	—	1
1-4 family residential	1	3	32
Farmland	—	6	39
Commercial	28	36	86
Factored receivables	—	—	—
Consumer	—	3	2
Mortgage warehouse	—	—	—
	$31	$56	$598
There was no interest earned on nonaccrual loans during the years ended December 31, 2022, 2021, and 2020.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Nonaccrual loans(1)	$18,296	$15,034
Factored receivables greater than 90 days past due	28,940	29,057
Other nonperforming factored receivables(2)	491	1,428
Troubled debt restructurings accruing interest	503	765
	$48,230	$46,284
(1) Includes troubled debt restructurings of $1,897,000 and $3,912,000 at December 31, 2022 and 2021, respectively.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of December 31, 2022 and 2021, based on the most recent analysis performed, the risk category of loans is as follows:

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial real estate
Pass	$231,427	$156,895	$198,541	$28,033	$17,786	$35,658	$3,675	$—	$672,015
Classified	3,668	551	1,855	39	—	16	—	—	6,129
Total commercial real estate	$235,095	$157,446	$200,396	$28,072	$17,786	$35,674	$3,675	$—	$678,144

Construction, land development, land
Pass	$71,236	$11,328	$4,535	$3,186	$35	$506	$—	$—	$90,826
Classified	—	—	5	—	—	145	—	—	150
Total construction, land development, land	$71,236	$11,328	$4,540	$3,186	$35	$651	$—	$—	$90,976

1-4 family residential
Pass	$26,306	$22,639	$9,536	$2,929	$3,528	$20,910	$38,361	$300	$124,509
Classified	137	199	7	53	1	1,006	69	—	1,472
Total 1-4 family residential	$26,443	$22,838	$9,543	$2,982	$3,529	$21,916	$38,430	$300	$125,981

Farmland
Pass	$18,190	$7,291	$10,027	$2,699	$6,742	$18,569	$1,016	$204	$64,738
Classified	1,062	2,796	120	108	—	110	—	—	4,196
Total farmland	$19,252	$10,087	$10,147	$2,807	$6,742	$18,679	$1,016	$204	$68,934

Commercial
Pass	$358,983	$181,933	$136,635	$41,912	$5,842	$12,145	$486,889	$161	$1,224,500
Classified	10,721	10,579	3,767	1,038	96	116	293	—	26,610
Total commercial	$369,704	$192,512	$140,402	$42,950	$5,938	$12,261	$487,182	$161	$1,251,110

Factored receivables
Pass	$1,204,622	$—	$—	$—	$—	$—	$—	$—	$1,204,622
Classified	12,974	—	19,853	—	—	—	—	—	32,827
Total factored receivables	$1,217,596	$—	$19,853	$—	$—	$—	$—	$—	$1,237,449

Consumer
Pass	$2,768	$1,981	$894	$304	$266	$2,418	$147	$—	$8,778
Classified	—	1	2	—	8	79	—	—	90
Total consumer	$2,768	$1,982	$896	$304	$274	$2,497	$147	$—	$8,868

Mortgage warehouse
Pass	$658,829	$—	$—	$—	$—	$—	$—	$—	$658,829
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$658,829	$—	$—	$—	$—	$—	$—	$—	$658,829

Total loans
Pass	$2,572,361	$382,067	$360,168	$79,063	$34,199	$90,206	$530,088	$665	$4,048,817
Classified	28,562	14,126	25,609	1,238	105	1,472	362	—	71,474
Total loans	$2,600,923	$396,193	$385,777	$80,301	$34,304	$91,678	$530,450	$665	$4,120,291

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate
Pass	$211,088	$249,652	$50,223	$25,930	$47,447	$37,290	$4,595	$—	$626,225
Classified	2,879	3,358	41	—	16	—	256	—	6,550
Total commercial real estate	$213,967	$253,010	$50,264	$25,930	$47,463	$37,290	$4,851	$—	$632,775

Construction, land development, land
Pass	$56,764	$33,756	$4,744	$23,696	$1,199	$994	$8	$—	$121,161
Classified	2,150	8	—	—	—	145	—	—	2,303
Total construction, land development, land	$58,914	$33,764	$4,744	$23,696	$1,199	$1,139	$8	$—	$123,464

1-4 family residential
Pass	$26,840	$15,195	$9,485	$6,526	$8,591	$22,151	$32,210	$318	$121,316
Classified	273	233	53	6	64	1,089	81	—	1,799
Total 1-4 family residential	$27,113	$15,428	$9,538	$6,532	$8,655	$23,240	$32,291	$318	$123,115

Farmland
Pass	$14,387	$13,396	$7,892	$8,040	$10,040	$19,792	$1,317	$241	$75,105
Classified	199	612	593	333	128	298	126	—	2,289
Total farmland	$14,586	$14,008	$8,485	$8,373	$10,168	$20,090	$1,443	$241	$77,394

Commercial
Pass	$466,254	$332,746	$77,010	$18,940	$15,032	$7,704	$490,159	$49	$1,407,894
Classified	9,317	6,858	5,088	558	56	456	202	—	22,535
Total commercial	$475,571	$339,604	$82,098	$19,498	$15,088	$8,160	$490,361	$49	$1,430,429

Factored receivables
Pass	$1,667,922	$—	$—	$—	$—	$—	$—	$—	$1,667,922
Classified	10,826	20,789	—	—	—	—	—	—	31,615
Total factored receivables	$1,678,748	$20,789	$—	$—	$—	$—	$—	$—	$1,699,537

Consumer
Pass	$3,252	$1,794	$669	$553	$2,424	$1,882	$70	$—	$10,644
Classified	5	—	—	12	119	105	—	—	241
Total consumer	$3,257	$1,794	$669	$565	$2,543	$1,987	$70	$—	$10,885

Mortgage warehouse
Pass	$769,973	$—	$—	$—	$—	$—	$—	$—	$769,973
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$769,973	$—	$—	$—	$—	$—	$—	$—	$769,973

Total loans
Pass	$3,216,480	$646,539	$150,023	$83,685	$84,733	$89,813	$528,359	$608	$4,800,240
Classified	25,649	31,858	5,775	909	383	2,093	665	—	67,332
Total loans	$3,242,129	$678,397	$155,798	$84,594	$85,116	$91,906	$529,024	$608	$4,867,572
Troubled Debt Restructurings
The Company had a recorded investment in troubled debt restructurings of $2,400,000 and $4,677,000 as of December 31, 2022 and 2021, respectively. The Company had allocated specific allowances for these loans of $1,067,000 and $1,068,000 at December 31, 2022 and 2021, respectively, and had not committed to lend additional amounts.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the pre- and post-modification recorded investment of loans modified as troubled debt restructurings during the years ended December 31, 2022, 2021, and 2020. The Company did not grant principal reductions on any restructured loans.

(Dollars in thousands)	Extended Amortization Period	Payment Deferrals	Protective Advances	Total Modifications	Number of Loans
December 31, 2022
Commercial	$45	$—	$—	$45	1
	$45	$—	$—	$45	1

December 31, 2021
Commercial real estate	$—	$—	$741	$741	1
Commercial	—	697	—	697	2
	$—	$697	$741	$1,438	3

December 31, 2020
Commercial real estate	$—	$727	$—	$727	3
Construction, land development, land	8	981	—	989	2
1-4 family residential properties	—	171	—	171	1
Farmland	3,486	—	—	3,486	1
Commercial	4,714	9,877	—	14,591	22
	$8,208	$11,756	$—	$19,964	29
During the year ended December 31, 2022, the Company had one loan modified as a troubled debt restructuring with a recorded investment of $44,000 for which there was a payment default within twelve months following the modification. The payment default did not result in incremental allowance allocations or charge-offs. During the year ended December 31, 2021, the Company had three loans modified as troubled debt restructurings with a recorded investment of $1,681,000 for which there was a payment default within twelve months following the modification. During the year ended December 31, 2020, the Company had one loan modified as a troubled debt restructuring with a recorded investment of $5,741,000 for which there was a payment default within twelve months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.
The following table summarizes the balance of loans modified for borrowers impacted by the COVID-19 pandemic.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Total modifications	—	10,801	628,022
These modifications primarily consisted of payment deferrals to assist customers. As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES act or Interagency Guidance, they are not considered troubled debt restructurings.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no loans in deferral at December 31, 2022. The following table summarized the amortized cost of loans with payments currently in deferral and the accrued interest related to the loans with payments in deferral at December 31, 2021:

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
Residential Real Estate Loans In Process of Foreclosure
At December 31, 2022 and 2021, the Company had $129,000 and $301,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 — OTHER REAL ESTATE OWNED
Other real estate owned activity was as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Beginning balance	$524	$1,432	$3,009
Loans transferred to OREO	47	692	1,150
Net OREO gains (losses) and valuation adjustments	(133)	(347)	(616)
Sales of OREO	(438)	(1,253)	(2,111)
Ending balance	$—	$524	$1,432
NOTE 6 — PREMISES AND EQUIPMENT
Premises and Equipment
Premises and equipment consisted of the following:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Land	$13,080	$12,992
Buildings	55,001	52,558
Leasehold improvements	37,406	35,235
Automobiles and aircraft	9,929	9,820
Furniture, fixtures and equipment	35,465	35,091
	150,881	145,696
Accumulated depreciation	(47,542)	(39,967)
	$103,339	$105,729
Depreciation expense was $13,302,000, $12,037,000 and $10,720,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases
The Company leases certain premises and equipment under operating leases. At December 31, 2022 and 2021, the Company had lease liabilities totaling $34,035,000 and $35,828,000, respectively, and right-of-use assets totaling $30,973,000 and $32,826,000, respectively, related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the years ended December 31, 2022 and 2021, the weighted average remaining lease term for operating leases was 7.74 and 8.4 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 2.9% and 2.0%, respectively.
Lease costs were as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Operating lease cost	$4,242	$4,538	$5,290
Variable lease cost	880	443	422
Total lease cost	$5,122	$4,981	$5,712
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2022. At December 31, 2022, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	December 31, 2022
Lease payments due:
Within one year	$5,515
After one but within two years	5,275
After two but within three years	5,181
After three but within four years	4,922
After four but within five years	4,770
After five years	12,848
Total undiscounted cash flows	38,511
Discount on cash flows	(4,476)
Total lease liability	$34,035
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Goodwill	$233,709	$233,727

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(35,347)	$8,231	$43,578	$(31,800)	$11,778
Software intangible asset	16,932	(6,702)	10,230	16,932	(2,469)	14,463
Other intangible assets	30,410	(16,813)	13,597	29,560	(12,672)	16,888
	$90,920	$(58,862)	$32,058	$90,070	$(46,941)	$43,129

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in goodwill and intangible assets by operating segment during the year are as follows:

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Total
Beginning balance	$119,306	$63,275	$94,275	$—	$276,856
Acquired goodwill	—	—	—	—	—
Acquired goodwill - measurement period adjustment	—	—	(18)	—	(18)
Acquired intangibles	751	—	—	100	851
Amortization of intangibles	(3,761)	(2,293)	(5,868)	—	(11,922)
Ending balance	$116,296	$60,982	$88,389	$100	$265,767

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Total
Beginning balance	$123,882	$66,040	$—	$—	$189,922
Acquired goodwill	—	—	73,697	—	73,697
Acquired goodwill - measurement period adjustment	—	59	(3,238)	—	(3,179)
Acquired intangibles	—	—	27,292	—	27,292
Amortization of intangibles	(4,576)	(2,824)	(3,476)	—	(10,876)
Ending balance	$119,306	$63,275	$94,275	$—	$276,856

(Dollars in thousands)
December 31, 2020	Banking	Factoring	Payments	Corporate	Total
Beginning balance	$129,272	$61,014	$—	$—	$190,286
Acquired goodwill	—	4,466	—	—	4,466
Acquired intangibles	—	3,500	—	—	3,500
Amortization of intangibles	(5,390)	(2,940)	—	—	(8,330)
Ending balance	$123,882	$66,040	$—	$—	$189,922
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company assesses goodwill for impairment at its reporting units that contain goodwill, Banking, Factoring, and Payments. A goodwill impairment test was performed on the Company's reporting units as of October 1, 2022. At the measurement date the Company elected to perform qualitative assessments to determine if it was more likely than not that the fair value of the reporting units exceeded their carrying values, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.
After performing an impairment test of intangible assets during the years ended December 31, 2022, 2021, and 2020, it was determined that the fair value of the intangible assets exceeded their carrying amount and thus no intangible asset impairment was recorded.
Except for software intangible assets that are amortized utilizing a straight line method, material acquired intangible assets are being amortized utilizing an accelerated method over their estimated useful lives, which range from 4 to 11 years.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The future amortization schedule for the Company’s intangible assets with finite lives is as follows:

(Dollars in thousands)
2023	$10,482
2024	9,159
2025	5,400
2026	2,480
2027	1,571
Thereafter	2,115
$31,207
Amortization schedule excludes $851,000 of indefinite lived intangible assets.
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
On June 10, 2022, the Company entered into two separate agreements with WSI. First, the Company entered into an Affiliate Agreement. The Affiliate Agreement canceled the Company’s outstanding warrants and modified the structure of the existing operating agreement to be consistent with TriumphPay operating as an open loop payments network. By modifying the operating agreement, the Company’s Payments segment operations now have greater ability to operate in the freight shipper audit space. As a result of the Affiliate Agreement, the Company recognized a total loss on impairment of the warrants of $3,224,000, which represented the full book balance of the warrants on the date the Affiliate Agreement was executed. The impairment loss was included in other noninterest income on the Company's consolidated statements of income during the year ended December 31, 2022.
Separately, the Company also entered into an Amended and Restated Investor Rights Agreement (the “Investor Rights Agreement”). The Investor Rights Agreement eliminated the Company’s representation on WSI’s board of directors making the Company a completely passive investor. The Investor Rights Agreement also provided for the Company’s purchase of an additional 10% of WSI’s common stock for $23,000,000 raising the Company’s ownership of WSI’s common stock to 18%. As a passive investor, the Company no longer holds significant influence over the investee and the investment in WSI’s common stock no longer qualifies for equity method accounting. The investment in WSI’s common stock is now accounted for as an equity security without a readily determinable fair value measured under the measurement alternative. The measurement alternative requires the Company to remeasure its investment in the common stock of WSI only upon the execution of an orderly and observable transaction in an identical or similar instrument.
The Company's additional investment in WSI under the Investor Rights Agreement qualified as an orderly and observable transaction for an identical investment in WSI, therefore the fair value of the Company's original 8% common stock investment was required to be adjusted from $4,925,000 at March 31, 2022 to $15,088,000, resulting in a gain of $10,163,000 that was recorded in other noninterest income on the Company's consolidated statements of income during the year ended December 31, 2022.
The following table presents the Company’s investment in WSI:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Common stock	$38,088	$5,142
Warrants	—	3,224
Total investment	$38,088	$8,366
The entire investment is included in other assets within the Company’s consolidated balance sheets and has been allocated to the Payments segment. All gains and losses related to the investment are included in the Payment segment’s operating results.

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
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $4,077,000 and $4,947,000 at December 31, 2022 and 2021, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminated, or treatment of the derivative as a hedge is no longer appropriate or intended. During the year ended December 31, 2022, the Company terminated its single derivative with a notional value totaling $200,000,000, resulting in a termination value of $9,316,000. During the year ended December 31, 2022, the Company reclassified $465,000 into earnings through interest expense in the consolidated statements of income. On May 4, 2022, the Company terminated the hedged funding, incurring a termination fee of $732,000, which was recognized through interest expense in the consolidated statements of income, and reclassified the remaining $8,851,000 unrealized gain on the terminated derivative into earnings through other noninterest income in the consolidated statements of income.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the pre-tax impact of the terminated cash flow hedge on AOCI:

Year Ended
(Dollars in thousands)	December 31, 2022
Unrealized gains on terminated hedges
Beginning Balance	$—
Unrealized gains arising during the period	9,316
Reclassification adjustments for amortization of unrealized (gains) into net income	(9,316)
Ending Balance	$—
The Company did not have any derivative financial instruments at December 31, 2022. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2021.

	Derivative Assets
	As of December 31, 2021
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value Total
Derivatives designated as hedging instruments:
Interest rate swaps	$200,000	Other Assets	$6,164
The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax:

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component
(Dollars in thousands)
Year Ended December 31, 2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,398	$2,398	Interest Expense, Noninterest Income	$7,103	$7,103

Year Ended December 31, 2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$3,995	$3,995	Interest Expense	$(71)	$(71)

Year Ended December 31, 2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$597	$597	Interest Expense	$(26)	$(26)

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — DEPOSITS
Deposits are summarized as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Noninterest-bearing demand	$1,756,680	$1,925,370
Interest-bearing demand	856,512	830,019
Individual retirement accounts	68,125	83,410
Money market	508,534	520,358
Savings	551,780	504,146
Certificates of deposit	319,150	533,206
Brokered time deposits	110,555	40,125
Other brokered deposits	—	210,045
Total deposits	$4,171,336	$4,646,679
At December 31, 2022, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered time deposits, are as follows:

(Dollars in thousands)	December 31, 2022
Within one year	$435,978
After one but within two years	42,394
After two but within three years	9,509
After three but within four years	5,052
After four but within five years	4,897
Total	$497,830
Time deposits, including individual retirement accounts, certificates of deposit, and brokered time deposits, with individual balances of $250,000 and greater totaled $58,462,000 and $116,977,000 at December 31, 2022 and 2021, respectively.
NOTE 12 — BORROWINGS AND BORROWING CAPACITY
Customer Repurchase Agreements
Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Amount outstanding at end of the year	$340	$2,103
Weighted average interest rate at end of the year	0.03%	0.03%
Average daily balance during the year	$6,701	$5,985
Weighted average interest rate during the year	0.03%	0.03%
Maximum month-end balance during the year	$13,463	$12,405
Customer repurchase agreements are secured by pledged securities with carrying amounts as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Asset-backed securities	$4,994	$4,999
CLO securities	—	9,971
	$4,994	$14,970

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FHLB Advances
FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate
2027	30,000	4.25%
Information concerning FHLB advances is summarized as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Amount outstanding at end of the year	$30,000	$180,000
Weighted average interest rate at end of the year	4.25%	0.15%
Average daily balance during the year	$69,658	$37,671
Weighted average interest rate during the year	1.19%	0.24%
Maximum month-end balance during the year	$230,000	$180,000
The Company’s unused borrowing capacity with the FHLB is as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Borrowing capacity	$676,307	$978,794
Borrowings outstanding	(30,000)	(180,000)
Unused borrowing capacity	$646,307	$798,794
Paycheck Protection Program Liquidity Facility (“PPPLF”)
The PPPLF is a lending facility offered by the Federal Reserve Banks to facilitate lending to small businesses under the Paycheck Protection Program. Borrowings under the PPPLF are secured by Paycheck Protection Program Loans (“PPP loans”) guaranteed by the Small Business Administration (“SBA”) and mature at the same time as the PPP Loan pledged to secure the extension of credit. The maturity dates of the borrowings are accelerated if the underlying PPP Loan goes into default and the Company sells the PPP Loan to the SBA to realize on the SBA guarantee or if the Company receives any loan forgiveness reimbursement from the SBA for the underlying PPP Loan.
Information concerning borrowings under the PPPLF is summarized as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Amount outstanding at end of period	$—	$27,144
Weighted average interest rate at end of period	—%	0.35%
Average amount outstanding during the period	670	118,880
Weighted average interest rate during the period	0.32%	0.35%
Highest month end balance during the period	—	181,635
There were no PPPLF borrowings outstanding at December 31, 2022. At December 31, 2021, the PPPLF borrowings were secured by PPP Loans totaling $27,144,000 and incurred interest at a fixed rate of 0.35% annually.
Federal Funds Purchased
The Company had no federal funds purchased at December 31, 2022 and 2021. However, as of December 31, 2022, the Company had unsecured federal funds lines of credit with seven unaffiliated banks totaling $227,500,000.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Federal Reserve Bank Discount Window
The Company has entered into agreements with the Federal Reserve Bank of Dallas to borrow from its discount window. The Company had no Federal Reserve Bank discount window borrowings outstanding at December 31, 2022 and 2021. At December 31, 2022, the Company had $510,724,000 of unused borrowing capacity from the Federal Reserve Bank discount window, to which the Company pledged loans with an outstanding balance of $679,897,000.
Subordinated Notes
The following provides a summary of the Company’s subordinated notes:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$38,857	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	68,943	2031	3.500%	9/01/2026	Three Month SOFR(1) plus 2.860%	$1,776
	$109,500	$107,800
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
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $107,800,000 and $106,957,000 carrying value of these obligations at December 31, 2022 and 2021, respectively, were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Subordinated Notes have been netted against the subordinated notes liability on the balance sheet. The debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.
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
Junior Subordinated Debentures
The following provides a summary of the Company’s junior subordinated debentures:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2022
National Bancshares Capital Trust II	$15,464	$13,489	September 2033	LIBOR + 3.00%	7.77%
National Bancshares Capital Trust III	17,526	13,409	July 2036	LIBOR + 1.64%	5.72%
ColoEast Capital Trust I	5,155	3,758	September 2035	LIBOR + 1.60%	6.33%
ColoEast Capital Trust II	6,700	4,869	March 2037	LIBOR + 1.79%	6.52%
Valley Bancorp Statutory Trust I	3,093	2,906	September 2032	LIBOR + 3.40%	8.12%
Valley Bancorp Statutory Trust II	3,093	2,727	July 2034	LIBOR + 2.75%	7.49%
	$51,031	$41,158

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
The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $41,158,000 and $40,602,000 was allowed in the calculation of Tier I regulatory capital as of December 31, 2022 and 2021, respectively.
NOTE 13 — EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company sponsors a 401(k) benefit plan that allows employee contributions up to the maximum tax-deferred limitations established by the Internal Revenue Code, which are matched by the Company equal to 100% of the first 4% of the compensation contributed. Expense related to the 401(k) matching contributions for the years ended December 31, 2022, 2021, and 2020 was $3,569,000, $2,976,000 and $2,519,000, respectively.
NOTE 14 — INCOME TAXES
Income tax expense consisted of the following:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income tax expense:
Current	$36,472	$37,812	$22,766
Deferred	(1,828)	(5,832)	(2,080)
Change in valuation allowance for deferred tax asset	49	—	—
Income tax expense	$34,693	$31,980	$20,686

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Tax provision computed at federal statutory rate	$28,771	$30,440	$17,789
Effect of:
State taxes, net	4,849	3,335	2,919
Stock-based compensation	(369)	(1,778)	(109)
Non-deductible executive compensation	1,510	492	52
Bank-owned life insurance	(89)	(332)	(121)
Tax exempt interest	(100)	(201)	(250)
Change in valuation allowance for deferred tax asset	49	—	—
Other	72	24	406
Income tax expense	$34,693	$31,980	$20,686
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in thousands)	2022	2021
Deferred tax assets
Federal net operating loss carryforwards	$6,396	$7,231
State net operating loss carryforwards	1,534	1,458
Stock-based compensation	7,825	5,742
Unrealized loss on securities available for sale	2,163	—
Allowance for credit losses	11,825	11,341
Accrued liabilities	4,179	4,465
Lease liability	8,062	8,348
Other	3,405	707
Total deferred tax assets	45,389	39,292
Deferred tax liabilities
Goodwill and intangible assets	9,934	9,449
Fair value adjustment on junior subordinated debentures	2,237	2,324
Premises and equipment	6,339	4,786
Acquired loan basis	371	525
Installment gain on sale of subsidiary	—	626
Lease right-of-use asset	7,339	7,598
Unrealized gain on securities available for sale	—	1,023
Derivative financial instruments	—	1,475
Indemnification asset	935	1,123
Other	1,434	62
Total deferred tax liabilities	28,589	28,991
Net deferred tax asset before valuation allowance	16,800	10,301
Valuation allowance	(327)	(278)
Net deferred tax asset	$16,473	$10,023

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's federal and state net operating loss carryforwards as of December 31, 2022 were $30,458,000 and $26,695,000, respectively, which will expire at various dates from 2031 through 2035, with the exception of $15,855,000 of net operating loss carryforwards that will not expire. The Company has a valuation allowance on certain net operating loss carryforwards that are not expected to be realized before expiration.
The Company's federal and state net operating loss carryforwards as of December 31, 2021 were $34,433,000 and $24,157,000, respectively.
An Internal Revenue Code Section 382 (“Section 382”) ownership change was triggered as part of previous acquisitions. A significant portion of the deferred tax asset relating to the Company's net operating loss carryforwards is subject to the annual limitation rules under Section 382. The utilization of tax carryforward attributes acquired from the EJ Financial Corp. (2010) acquisition is subject to an annual limitation of $341,000, with $2,667,000 of carryforwards remaining at December 31, 2022. The utilization of tax carryforward attributes acquired from the National Bancshares, Inc. (2013) acquisition is subject to an annual limitation of $2,040,000, with $11,936,000 of carryforwards remaining at December 31, 2022. The utilization of tax carryforward attributes acquired from HubTran, Inc. (2021) is subject to an annual limitation of $1,594,000, with $15,855,000 of carryforwards remaining at December 31, 2022.
The utilization of deferred tax assets related to the state net operating loss and tax credit carryforwards acquired from the ColoEast (2016) stock acquisition are subject to an annual limitation of $1,906,000 under Section 382 rules, with $2,445,000 of state carryforwards remaining at December 31, 2022.
At December 31, 2022 and 2021, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2019.
NOTE 15 — LEGAL CONTINGENCIES
Various legal claims arise from time to time in the normal course of business which, in the opinion of management as of December 31, 2022, will have no material effect on the Company’s consolidated financial statements. The Company does not anticipate any material losses as a result of commitments and contingent liabilities.
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$1,417	$487,965	$489,382	$26,029	$523,483	$549,512
Standby letters of credit	$12,309	$4,897	$17,206	$11,090	$5,409	$16,499
Commitments to purchase loans	$—	$53,572	$53,572	$—	$108,423	$108,423
Mortgage warehouse commitments	$—	$1,055,117	$1,055,117	$—	$823,060	$823,060

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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At December 31, 2022 and 2021, the allowance for credit losses on off balance sheet credit exposures totaled $3,606,000 and $4,082,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Credit loss expense (benefit)	$(476)	$(922)	$2,448
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$50,633	$—	$50,633
Asset-backed securities	—	6,331	—	6,331
State and municipal	—	13,438	—	13,438
CLO securities	—	181,011	—	181,011
Corporate bonds	—	1,263	—	1,263
SBA pooled securities	—	1,828	—	1,828
	$—	$254,504	$—	$254,504

Equity securities with readily determinable fair values
Mutual fund	$5,191	$—	$—	$5,191

Loans held for sale	$—	$5,641	$—	$5,641

Indemnification asset	$—	$—	$3,896	$3,896

Revenue share asset	$—	$—	$5,515	$5,515

Liabilities measured at fair value on a recurring basis
Return of premium liability	$—	$—	$575	$575

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$37,449	$—	$37,449
Asset-backed securities	—	6,764	—	6,764
State and municipal	—	26,825	—	26,825
CLO Securities	—	106,634	—	106,634
Corporate bonds	—	2,056	—	2,056
SBA pooled securities	—	2,698	—	2,698
	$—	$182,426	$—	$182,426

Equity securities with readily determinable fair values
Mutual fund	$5,504	$—	$—	$5,504

Loans held for sale	$—	$7,330	$—	$7,330

Indemnification asset	$—	$—	$4,786	$4,786

Derivative financial instruments (cash flow hedges)
Interest rate swap	$—	$6,164	$—	$6,164
There were no transfers between levels for the years ended December 31, 2022 and 2021.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity securities with readily determinable fair values – The fair values of equity securities are determined based on quoted market prices in active markets and are classified in Level 1 of the valuation hierarchy.
Loans held for sale – The fair value of loans held for sale is determined using commitments on hand from investors or prevailing market prices and are classified in Level 2 of the valuation hierarchy.
Derivative Financial Instruments – The Company used interest rate swaps as part of its cash flow strategy to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The derivative financial instrument fair value is considered a Level 2 classification.
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At December 31, 2022 and 2021, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were $4,101,000 and $5,038,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset.
A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

(Dollars in thousands)	2022	2021	2020
Beginning balance	$4,786	$36,225	$—
Indemnification asset recognized in business combination	—	—	30,959
Change in fair value of indemnification asset recognized in earnings	(890)	4,194	5,266
Indemnification recognized	—	(35,633)	—
Ending balance	$3,896	$4,786	$36,225
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
At December 31, 2022, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue was $7,613,000 and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

(Dollars in thousands)	2022
Beginning balance	$—
Revenue share asset recognized	6,237
Change in fair value of revenue share asset recognized in earnings	(62)
Revenue share payments received	(660)
Ending balance	$5,515

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
At December 31, 2022, the fair value of the estimated premium expected to be returned to the purchaser for sold loans prepaid in full was calculated as the difference between the discounted cash flows of each sold loan assuming no prepayments and the discounted cash flows of each sold loan assuming an 11.0% prepayment speed; consistent with management's expected prepayment speed. A reconciliation of the opening balance to the closing balance of the fair value of the return of premium liability is as follows:

(Dollars in thousands)	2022
Beginning balance	$—
Return of premium liability recognized in business combination	708
Change in fair value of return of premium liability recognized in earnings	(35)
Return of premium payments made	(98)
Ending balance	$575
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2022 and 2021.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$269	$269
1-4 family residential	—	—	46	46
Commercial	—	—	6,994	6,994
Factored receivables	—	—	29,367	29,367
Consumer	—	—	—	—

Equity investment without readily determinable fair value	38,088	—	—	38,088
	$38,088	$—	$36,676	$74,764

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2021	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$366	$366
1-4 family residential	—	—	61	61
Commercial	—	—	2,435	2,435
Factored receivables	—	—	30,224	30,224
Consumer	—	—	60	60
Other real estate owned (1):
Commercial real estate	—	—	7	7
Construction, land development, land	—	—	63	63
	$—	$—	$33,216	$33,216
(1) Represents the fair value of OREO that was adjusted subsequent to its initial classification as OREO.
As of December 31, 2022 and 2021, the only Level 3 assets with material unobservable inputs are associated with impaired loans and OREO.

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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis were as follows:

	December 31, 2022
	Carrying Amount	Fair Value Measurements Using			Total Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$408,182	$408,182	$—	$—	$408,182
Securities - held to maturity	4,077	—	—	5,476	5,476
Loans not previously presented, gross	4,088,411	187,729	—	3,805,701	3,993,430
FHLB and other restricted stock	6,252	N/A	N/A	N/A	N/A
Accrued interest receivable	21,977	21,977	—	—	21,977

Financial liabilities:
Deposits	4,171,336	—	4,159,695	—	4,159,695
Customer repurchase agreements	340	—	340	—	340
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	107,800	—	104,400	—	104,400
Junior subordinated debentures	41,158	—	42,721	—	42,721
Accrued interest payable	2,830	2,830	—	—	2,830

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
NOTE 18 — RELATED-PARTY TRANSACTIONS
In the ordinary course of business, we have granted loans to executive officers, directors, and their affiliates were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021
Beginning balance	$—	$3,892
New loans and advances	—	—
Repayments and sales	—	(3,892)
Effect of changes in composition of related parties	—	—
Ending balance	$—	$—
At December 31, 2022 and 2021, there were no loans to executive officers, directors, or their affiliates that were considered non-performing or potential problem loans.
Deposits from executive officers, directors, and their affiliates at December 31, 2022 and 2021 were $25,364,000 and $34,111,000, respectively.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2022, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2022, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2022 that management believes have changed TBK Bank’s category.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$829,928	17.7%	$375,109	8.0%	N/A	N/A
TBK Bank, SSB	$732,785	15.8%	$371,030	8.0%	$463,788	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$684,381	14.6%	$281,252	6.0%	N/A	N/A
TBK Bank, SSB	$697,022	15.0%	$278,809	6.0%	$371,745	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$598,223	12.7%	$211,969	4.5%	N/A	N/A
TBK Bank, SSB	$697,022	15.0%	$209,107	4.5%	$302,043	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$684,381	13.0%	$210,579	4.0%	N/A	N/A
TBK Bank, SSB	$697,022	13.2%	$211,219	4.0%	$264,023	5.0%

As of December 31, 2021
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$769,475	14.1%	$436,582	8.0%	N/A	N/A
TBK Bank, SSB	$698,286	12.9%	$433,046	8.0%	$541,307	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$628,094	11.5%	$327,701	6.0%	N/A	N/A
TBK Bank, SSB	$665,336	12.3%	$324,554	6.0%	$432,739	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$542,492	9.9%	$246,587	4.5%	N/A	N/A
TBK Bank, SSB	$665,336	12.3%	$243,416	4.5%	$351,600	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$628,094	11.1%	$226,340	4.0%	N/A	N/A
TBK Bank, SSB	$665,336	11.8%	$225,538	4.0%	$281,922	5.0%
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
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at December 31, 2022 and 2021. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At December 31, 2022, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 20 — STOCKHOLDERS' EQUITY
The following summarizes the Company’s capital structure.
Preferred Stock Series C

	December 31,
(Dollars in thousands, except per share amounts)	2022	2021
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
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
Series C Preferred Stockholders are entitled to quarterly cash dividends accruing at the rate per annum of 7.125% beginning September 30, 2020, applied to the liquidation preference value of the stock. Any dividends not paid shall not accumulate but will be waived and not payable by the Company. Payments of dividends are subject to declaration by the board of the Company. The Series C Preferred Stock is not redeemable by the holder and is senior to the Company’s common stock. The Series C Preferred stock may be redeemed in whole or in part by the Company at liquidation value (i) on any dividend payment date on or after June 30, 2025 or (ii) within 90 days following a regulatory capital treatment event (as defined in the Statement of Designation), subject to regulatory approval.
Common Stock

	December 31,
(Dollars in thousands, except per share amounts)	2022	2021
Shares authorized	50,000,000	50,000,000
Shares issued	28,321,716	28,261,680
Treasury shares	(4,268,131)	(3,102,801)
Shares outstanding	24,053,585	25,158,879
Par value per share	$0.01	$0.01

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Repurchase Program
On February 7, 2022, the Company announced that its board of directors had authorized the Company to repurchase up to $50,000,000 of its outstanding common stock. During the year ended December 31, 2022, the Company purchased 709,795 shares into treasury stock under the Company's stock repurchase program at an average price of $70.41, for a total of $50,000,000, completing the $50,000,000 stock repurchase program authorized by the Company's board of directors on February 7, 2022.
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
On November 7, 2022 the repurchase authorization was increased to $100,000,000 in connection with the commencement of a modified "Dutch auction" tender offer (the "Tender Offer"). In December 2022, the Company repurchased 408,615 shares of its common stock in the Tender Offer at a price of $58.00 per share, for an aggregate cost of $24,772,000, including fees and expenses related to the tender offer of $1,072,000.
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
NOTE 21 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $21,176,000, $20,315,000 and $4,618,000 for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the year ended December 31, 2022 were as follows:

Nonvested RSAs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	363,404	$67.56
Granted	12,471	74.42
Vested	(126,203)	61.74
Forfeited	(19,186)	76.93
Nonvested at December 31, 2022	230,486	$70.34

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSAs granted to employees under the Omnibus Incentive Plan generally vest immediately or over four years, but vesting periods may vary. The fair value of shares vested during the years ended December 31, 2022, 2021, and 2020, totaled $8,918,000, $6,604,000, and $1,988,000, respectively. Compensation expense for RSAs will be recognized on an accelerated basis over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2022, there was $5,580,000 of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 2.27 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2022 were as follows:

Nonvested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	122,470	$52.07
Granted	91,849	69.44
Vested	—	—
Forfeited	(3,019)	64.00
Nonvested at December 31, 2022	211,300	$59.45
RSUs granted to employees under the Omnibus Incentive Plan typically vest after four to five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2022, there was $6,355,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 3.00 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2022 were as follows:

Nonvested Market Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	94,984	$43.68
Granted	33,276	84.22
Incremental shares earned	8,997	N/A
Vested	(20,996)	33.91
Forfeited	(3,775)	77.75
Nonvested at December 31, 2022	112,486	$55.57
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the Market Based PSUs granted was determined using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Grant date	May 1, 2022	May 1, 2021	May 1, 2020
Performance period	3.00 years	3.00 years	3.00 years
Stock price	$69.44	$88.63	$26.25
Stock price volatility	55.17%	51.71%	43.02%
Risk-free rate	2.84%	0.35%	0.25%
Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation date.
The fair value of shares vested during the year ended December 31, 2022 totaled $1,458,000. No Market Based PSUs vested during the years ended December 31, 2021 and 2020. As of December 31, 2022, there was $2,661,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.00 years.
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2022 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	259,383	$39.32
Granted	3,000	69.44
Vested	—	—
Forfeited	(6,645)	43.03
Nonvested at December 31, 2022	255,738	$39.57
Performance Based PSUs granted to employees under the Omnibus Incentive Plan vest within 30 days after the conclusion of a three year performance period. Under the terms of the agreement, the number of shares issued upon vesting will range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. Compensation expense for the Performance Based PSUs is estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards.
The performance period for the outstanding Performance Based PSUs ended on December 31, 2022. The number of shares to be issued upon vesting for these awards is 363,150 shares, or 142% of the target shares granted.
During the years ended December 31, 2022 and 2021, the Company recognized $6,966,000 and $7,405,000, respectively, of stock based compensation expense related to Performance based PSUs. As of December 31, 2022, there was no unrecognized compensation cost related to the nonvested Performance Based PSUs.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the year ended December 31, 2022 were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2022	166,755	$33.34
Granted	35,939	69.44
Exercised	(3,797)	26.12
Forfeited	(3,499)	69.44
Expired	—	—
Outstanding at December 31, 2022	195,398	$39.48	6.10	$3,176

Fully vested shares and shares expected to vest at December 31, 2022	195,398	$39.48	6.10	$3,176

Shares exercisable at December 31, 2022	128,958	$29.10	4.90	$2,717
Information related to the stock options for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2022	2021	2020
Aggregate intrinsic value of options exercised	$280	$5,304	$940
Cash received from option exercises, net	$(74)	$577	$(227)
Tax benefit realized from option exercises	$59	$1,114	$197
Weighted average fair value of options granted (per share)	$32.15	$35.37	$8.85
Fair value of vested awards	$423	$381	$471
Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten years contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.
The fair value of the stock options granted was determined using the following weighted average assumptions:

	2022	2021	2020
Risk-free interest rate	2.77%	1.16%	0.46%
Expected term	6.25 years	6.25 years	6.25 years
Expected stock price volatility	43.33%	39.26%	33.83%
Dividend yield	—	—	—
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
As of December 31, 2022, there was $790,000 of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a remaining weighted average period of 3.06 years.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. The first offering period commenced on February 1, 2021, and during the years ended December 31, 2022 and 2021, 24,516 and 9,101 shares were issued under the plan, respectively.
NOTE 22 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The following tables present parent company only condensed financial information.
Condensed Parent Company Only Balance Sheets:

(Dollars in thousands)	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$92,338	$64,530
Securities - held to maturity	4,077	4,947
Investment in bank subsidiary	943,084	938,255
Investment in non-bank subsidiaries	194	894
Other assets	4,568	479
Total assets	$1,044,261	$1,009,105
LIABILITIES AND EQUITY
Subordinated notes	$107,800	$106,957
Junior subordinated debentures	41,158	40,602
Intercompany payables	365	128
Accrued expenses and other liabilities	5,967	2,554
Total liabilities	155,290	150,241
Stockholders' equity	888,971	858,864
Total liabilities and equity	$1,044,261	$1,009,105
Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest income	$174	$100	$270
Interest expense	(7,874)	(8,220)	(7,477)
Credit loss (expense) benefit	(362)	(56)	(1,899)
Other income	80	53	(20)
Salaries and employee benefits expense	(729)	(618)	(606)
Other expense	(2,701)	(2,379)	(2,376)
Income (loss) before income tax and income from subsidiaries	(11,412)	(11,120)	(12,108)
Income tax (expense) benefit	2,150	2,202	2,631
Dividends from subsidiaries and equity in undistributed subsidiary income	111,573	121,892	73,501
Net income	102,311	112,974	64,024
Dividends on preferred stock	(3,206)	(3,206)	(1,701)
Net income available to common stockholders	$99,105	$109,768	$62,323
Comprehensive income attributable to Parent	$87,377	$115,189	$68,737

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$102,311	$112,974	$64,024
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	1,427	(121,892)	(58,501)
Net accretion of securities	(171)	(87)	(221)
Amortization of junior subordinated debentures	556	530	506
Amortization of subordinated notes issuance costs	843	1,224	182
Stock based compensation	686	420	315
Credit loss expense (benefit)	362	56	1,900
Change in other assets	(4,089)	387	337
Change in accrued expenses and other liabilities	3,650	546	505
Net cash provided by (used in) operating activities	105,575	(5,842)	9,047
Cash flows from investing activities:
Investment in subsidiaries	—	3,383	146
Proceeds from maturities, calls, and pay downs of securities held to maturity	679	1,003	693
Net change in loans	—	—	719
Net cash provided by (used in) investing activities	679	4,386	1,558
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net	—	68,224	—
Repayment of subordinated notes	—	(50,000)	—
Issuance of preferred stock, net of issuance costs	—	—	42,364
Dividends on preferred stock	(3,206)	(3,206)	(1,701)
Purchase of treasury stock	(76,714)	(1,241)	(35,772)
Stock option exercises	(74)	577	(227)
Proceeds from employee stock purchase plan common stock issuance	1,548	449	—
Net cash provided by (used in) financing activities	(78,446)	14,803	4,664
Net increase (decrease) in cash and cash equivalents	27,808	13,347	15,269
Cash and cash equivalents at beginning of period	64,530	51,183	35,914
Cash and cash equivalents at end of period	$92,338	$64,530	$51,183

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Basic
Net income to common stockholders	$99,105	$109,768	$62,323
Weighted average common shares outstanding	24,393,954	24,736,713	24,387,932
Basic earnings per common share	$4.06	$4.44	$2.56

Diluted
Net income to common stockholders	$99,105	$109,768	$62,323
Weighted average common shares outstanding	24,393,954	24,736,713	24,387,932
Dilutive effects of:
Assumed exercises of stock options	90,841	130,198	64,104
Restricted stock awards	148,630	170,276	86,498
Restricted stock units	98,139	76,049	25,978
Performance stock units - market based	122,123	136,199	51,304
Performance stock units - performance based	167,187	—	—
Employee stock purchase plan	2,694	2,617	—
Average shares and dilutive potential common shares	25,023,568	25,252,052	24,615,816
Diluted earnings per common share	$3.96	$4.35	$2.53
Shares that were not considered in computing diluted earnings per common share because they were antidilutive or have not met the thresholds to be considered in the dilutive calculation are as follows:

	Year Ended December 31,
	2022	2021	2020
Stock options	49,379	16,939	64,947
Restricted stock awards	6,348	8,463	—
Restricted stock units	11,250	15,000	—
Performance stock units - market based	45,296	—	—
Performance stock units - performance based	—	259,383	256,625
Employee stock purchase plan	—	—	—

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 — BUSINESS SEGMENT INFORMATION
The following presents the Company’s operating segments. The accounting policies of the segments are substantially the same as those described in Note 1 – Summary of Significant Accounting Policies. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment and the Payments segment (when the Payments segment is not self-funded) based on Federal Home Loan Bank advance rates. When the Payments segment is self-funded with funding in excess of its factored receivables, intersegment interest income is allocated based on the Federal Funds effective rate. Credit loss expense is allocated based on the segment’s allowance for credit losses determination. Noninterest income and expense directly attributable to a segment are assigned accordingly. The majority of salaries and benefits expense for our executive leadership team as well as other selling, general, and administrative shared services costs, including a significant amount of information technology expense, are allocated to the Banking segment.. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by Triumph Financial Services.

(Dollars in thousands)
Year Ended December 31, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$195,871	$207,114	$16,079	$175	$419,239
Intersegment interest allocations	9,567	(9,444)	(123)	—	—
Total interest expense	10,873	—	—	7,874	18,747
Net interest income (expense)	194,565	197,670	15,956	(7,699)	400,492
Credit loss expense (benefit)	2,753	2,895	218	1,059	6,925
Net interest income (expense) after credit loss expense	191,812	194,775	15,738	(8,758)	393,567
Noninterest income	41,096	22,272	20,620	80	84,068
Noninterest expense	186,770	87,197	63,231	3,433	340,631
Operating income (loss)	$46,138	$129,850	$(26,873)	$(12,111)	$137,004

(Dollars in thousands)
Year Ended December 31, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$189,621	$185,741	$12,093	$100	$387,555
Intersegment interest allocations	10,389	(9,878)	(511)	—	—
Total interest expense	10,205	—	—	8,220	18,425
Net interest income (expense)	189,805	175,863	11,582	(8,120)	369,130
Credit loss expense (benefit)	(19,016)	9,691	438	57	(8,830)
Net interest income (expense) after credit loss expense	208,821	166,172	11,144	(8,177)	377,960
Noninterest income	33,447	13,005	7,451	598	54,501
Noninterest expense	169,114	74,768	39,769	3,856	287,507
Operating income (loss)	$73,154	$104,409	$(21,174)	$(11,435)	$144,954

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
Year Ended December 31, 2020	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$207,978	$109,391	$4,474	$272	$322,115
Intersegment interest allocations	12,815	(12,371)	(444)	—	—
Total interest expense	29,910	—	—	7,477	37,387
Net interest income (expense)	190,883	97,020	4,030	(7,205)	284,728
Credit loss expense (benefit)	20,217	16,042	172	1,898	38,329
Net interest income (expense) after credit loss expense	170,666	80,978	3,858	(9,103)	246,399
Gain on sale of subsidiary or division	9,758	—	—	—	9,758
Other noninterest income	29,379	21,010	125	113	50,627
Noninterest expense	151,115	54,011	12,880	4,068	222,074
Operating income (loss)	$58,688	$47,977	$(8,897)	$(13,058)	$84,710
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,931,666	$1,250,476	$371,948	$1,040,175	$(2,260,482)	$5,333,783
Gross loans	$3,576,216	$1,151,727	$85,722	$—	$(693,374)	$4,120,291

(Dollars in thousands)
December 31, 2021	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,568,826	$1,679,495	$293,212	$1,009,998	$(2,595,281)	$5,956,250
Gross loans	$4,444,136	$1,546,361	$153,176	$700	$(1,276,801)	$4,867,572
NOTE 25 — SUBSEQUENT EVENTS
Accelerated Share Repurchase
On February 1, 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement to repurchase $70,000,000 of the Company’s common stock. Under the terms of the ASR agreement, the Company received an initial delivery of 961,373 common shares representing approximately 80% of the expected total to be repurchased. Subject to certain adjustments pursuant to the ASR agreement, the final number of shares repurchased and delivered under the ASR agreement will be based on the volume weighted average share price of the Company’s common stock during the term of the transaction, which is expected to be completed in the second quarter of 2023. The ASR is part of the Company’s previously announced plan to repurchase up to $100,000,000 of the Company’s common stock and is within the remaining amount authorized by the Company’s Board of Directors pursuant to such plan.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022. Their report is included in Part IV, Item 15. Exhibits, Financial Statement Schedules under the heading “Report of Independent Registered Public Accounting Firm.”
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of this Report.
1., 2.Financial Statements and Schedules
The following financial statements of Triumph Financial, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Report of Independent Registered Public Accounting Firm (Crowe LLP, Franklin, TN, Firm ID: 173)
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Income for the Years Ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021, and 2020
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020
•Notes to Consolidated Financial Statements
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

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 10, 2018.

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2022.

3.4	Statement of Resolutions Deleting Series of Shares, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 19, 2019.

3.5	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.

3.6	Amendment No. 1 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on May 10, 2018.

3.7	Amendment No. 2 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 1, 2022.

3.8
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

10.1†	Amended and Restated Employment Agreement of Aaron P. Graft dated March 30, 2016, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 30, 2016.

10.2†	Amended and Restated Employment Agreement of Gail Lehmann dated March 30, 2016, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 30, 2016.

10.3†	Amended and Restated Employment Agreement of R. Bryce Fowler dated March 30, 2016, incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on March 30, 2016.

10.4†	Amended and Restated Employment Agreement of Adam D. Nelson, dated March 30, 2016, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on May 4, 2016.

10.5†	Employment Agreement between TBK Bank, SSB and Todd Ritterbusch, dated May 1, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 1, 2019.

10.6†	Triumph Bancorp, Inc. Senior Executive Incentive Plan, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.7†	Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.8†	First Amendment to Triumph Bancorp, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 16, 2019.

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

10.14†
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

10.16†	Triumph Bancorp, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 3, 2019).

10.17†
Triumph Bancorp, Inc. Warrant to Triumph Consolidated Cos., LLC for the Purchase of Common Shares dated December 12, 2012, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-198838).

10.18
Form of Subordinated Note Purchase Agreement, dated as of August 26, 2021, by and among Triumph Bancorp, Inc. and the Purchasers, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 26, 2021*

10.19
Form of Registration Rights Agreement, dated as of August 26, 2021, by and among Triumph Bancorp, Inc. and the Purchasers, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 26, 2021.

10.20	Employment Agreement between Triumph Bancorp, Inc. and W. Bradley Voss, dated September 1, 2021, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 1, 2021.

10.21†	Consulting Agreement between Triumph Bancorp, Inc. and R. Bryce Fowler, dated September 1, 2021, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 1, 2021.

10.22†	Employment Agreement between Triumph Bancorp, Inc. and Edward J. Schreyer, dated July 1, 2022, incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on July 20, 2022.

10.23†	Employment Agreement between Advance Business Capital LLC and Geoffrey P. Brenner, dated July 1, 2022, incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on July 20, 2022.

10.24†	Employment Agreement between TBK Bank, SSB and Melissa Forman-Barenblit, dated July 1, 2022, incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on July 20, 2022.

10.25†	Severance Agreement and General Release between Triumph Financial Services LLC (f/k/a Advance Business Capital LLC) and Geoffrey Brenner.

14.1	Corporate Code of Ethics.

21.1	Subsidiaries of Triumph Financial, Inc.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIUMPH FINANCIAL, INC.
(Registrant)

Date:	February 15, 2023	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	February 15, 2023	/s/ W. Bradley Voss
W. Bradley Voss
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Aaron P. Graft	Director and President and Chief Executive Officer	February 15, 2023
Aaron P. Graft	(Principal Executive Officer)

/s/W. Bradley Voss	Executive Vice President and Chief Financial Officer	February 15, 2023
W. Bradley Voss	(Principal Financial and Accounting Officer)

/s/Carlos M. Sepulveda, Jr.	Director and Chairman	February 15, 2023
Carlos M. Sepulveda, Jr.

/s/Charles A. Anderson	Director	February 15, 2023
Charles A. Anderson

/s/Harrison Barnes	Director	February 15, 2023
Harrison Barnes

/s/Debra Bradford	Director	February 15, 2023
Debra Bradford

/s/Richard Davis	Director	February 15, 2023
Richard Davis

/s/Davis Deadman	Director	February 15, 2023
Davis Deadman

/s/Laura Easley	Director	February 15, 2023
Laura Easley

/s/Maribess L. Miller	Director	February 15, 2023
Maribess L. Miller

/s/Michael P. Rafferty	Director	February 15, 2023
Michael P. Rafferty

/s/C. Todd Sparks	Director	February 15, 2023
C. Todd Sparks