Form 10-Q
period 2023-03-31
Triumph Financial, Inc.
filed 2023-04-25
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-36722
___________________________________________________________
TRIUMPH FINANCIAL, INC.
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock — $0.01 par value, 23,370,805 shares, as of April 21, 2023.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TFIN	NASDAQ Global Select Market
Depositary Shares Each Representing a 1/40th Interest in a Share of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share	TFINP	NASDAQ Global Select Market

TRIUMPH FINANCIAL, INC.
FORM 10-Q
March 31, 2023
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2023 and December 31, 2022
(Dollar amounts in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$83,204	$133,889
Interest bearing deposits with other banks	334,511	274,293
Total cash and cash equivalents	417,715	408,182
Securities - equity investments with readily determinable fair values	4,498	5,191
Securities - available for sale	317,097	254,504
Securities - held to maturity, net of allowance for credit losses of $2,585 and $2,444, respectively, fair value of $5,184 and $5,476, respectively	3,868	4,077
Loans held for sale	3,954	5,641
Loans, net of allowance for credit losses of $42,245 and $42,807, respectively	4,267,761	4,077,484
Federal Home Loan Bank and other restricted stock	24,506	6,252
Premises and equipment, net	115,639	103,339
Goodwill	233,709	233,709
Intangible assets, net	32,250	32,058
Bank-owned life insurance	41,594	41,493
Deferred tax asset, net	11,562	16,473
Other assets	154,032	145,380
Total assets	$5,628,185	$5,333,783
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$1,727,749	$1,756,680
Interest bearing	2,311,245	2,414,656
Total deposits	4,038,994	4,171,336
Customer repurchase agreements	3,208	340
Federal Home Loan Bank advances	530,000	30,000
Subordinated notes	108,016	107,800
Junior subordinated debentures	41,299	41,158
Other liabilities	79,452	94,178
Total liabilities	4,800,969	4,444,812
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred stock	45,000	45,000
Common stock, 23,370,515 and 24,053,585 shares outstanding, respectively	287	283
Additional paid-in-capital	539,241	534,790
Treasury stock, at cost	(260,453)	(182,658)
Retained earnings	508,665	498,456
Accumulated other comprehensive income (loss)	(5,524)	(6,900)
Total stockholders’ equity	827,216	888,971
Total liabilities and stockholders' equity	$5,628,185	$5,333,783
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2023 and 2022
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$52,538	$40,847
Factored receivables, including fees	40,904	61,206
Securities	4,113	1,178
FHLB and other restricted stock	125	76
Cash deposits	2,994	128
Total interest income	100,674	103,435
Interest expense:
Deposits	3,202	1,561
Subordinated notes	1,309	1,299
Junior subordinated debentures	1,034	454
Other borrowings	1,747	42
Total interest expense	7,292	3,356
Net interest income	93,382	100,079
Credit loss expense (benefit)	2,613	501
Net interest income after credit loss expense (benefit)	90,769	99,578
Noninterest income:
Service charges on deposits	1,713	1,963
Card income	1,968	2,011
Net OREO gains (losses) and valuation adjustments	—	(132)
Net gains (losses) on sale of loans	(84)	(66)
Fee income	6,150	5,703
Insurance commissions	1,593	1,672
Other	(318)	(30)
Total noninterest income	11,022	11,121
Noninterest expense:
Salaries and employee benefits	54,686	46,284
Occupancy, furniture and equipment	6,703	6,436
FDIC insurance and other regulatory assessments	345	411
Professional fees	3,085	3,659
Amortization of intangible assets	2,850	3,108
Advertising and promotion	1,344	1,202
Communications and technology	10,852	9,112
Other	9,416	8,352
Total noninterest expense	89,281	78,564
Net income before income tax expense	12,510	32,135
Income tax expense	1,500	7,806
Net income	$11,010	$24,329
Dividends on preferred stock	(801)	(801)
Net income available to common stockholders	$10,209	$23,528
Earnings per common share
Basic	$0.44	$0.95
Diluted	$0.43	$0.93
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$11,010	$24,329
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,748	(2,901)
Tax effect	(372)	690
Unrealized holding gains (losses) arising during the period, net of taxes	1,376	(2,211)
Reclassification of amount realized through sale or call of securities	—	—
Tax effect	—	—
Reclassification of amount realized through sale or call of securities, net of taxes	—	—
Change in unrealized gains (losses) on securities, net of tax	1,376	(2,211)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	—	3,152
Tax effect	—	(754)
Unrealized holding gains (losses) arising during the period, net of taxes	—	2,398
Reclassification of amount of (gains) losses recognized into income	—	(217)
Tax effect	—	53
Reclassification of amount of (gains) losses recognized into income, net of taxes	—	(164)
Change in unrealized gains (losses) on derivative financial instruments	—	2,234

Total other comprehensive income (loss)	1,376	23
Comprehensive income	$12,386	$24,352
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2023	$45,000	24,053,585	$283	$534,790	4,268,131	$(182,658)	$498,456	$(6,900)	$888,971
Issuance of restricted stock awards	—	6,852	—	—	—	—	—	—	—
Vesting of restricted stock units	—	366,892	4	(4)	—	—	—	—	—
Stock option exercises, net	—	758	—	(33)	—	—	—	—	(33)
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	21,057	—	997	—	—	—	—	997
Stock based compensation	—	—	—	2,881	—	—	—	—	2,881
Forfeiture of restricted stock awards	—	(10,961)	—	610	10,961	(610)	—	—	—
Purchase of treasury stock, net	—	(1,067,668)	—	—	1,067,668	(77,185)	—	—	(77,185)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	11,010	—	11,010
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,376	1,376
Balance, March 31, 2023	$45,000	23,370,515	$287	$539,241	5,346,760	$(260,453)	$508,665	$(5,524)	$827,216

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2022	$45,000	25,158,879	$283	$510,939	3,102,801	$(104,743)	$399,351	$8,034	$858,864
Issuance of restricted stock awards	—	5,502	—	—	—	—	—	—	—
Stock option exercises, net	—	2,021	—	(74)	—	—	—	—	(74)
Stock based compensation	—	—	—	4,952	—	—	—	—	4,952
Forfeiture of restricted stock awards	—	(487)	—	46	487	(46)	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	10,585	—	688	—	—	—	—	688
Purchase of treasury stock, net	—	(14,810)	—	—	14,810	(1,316)	—	—	(1,316)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	24,329	—	24,329
Other comprehensive income (loss)	—	—	—	—	—	—	—	23	23
Balance, March 31, 2022	$45,000	25,161,690	$283	$516,551	3,118,098	$(106,105)	$422,879	$8,057	$886,665
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$11,010	$24,329
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,084	2,950
Net accretion on loans	(1,810)	(1,536)
Amortization of subordinated notes issuance costs	216	212
Amortization of junior subordinated debentures	141	135
Net (accretion) amortization on securities	(202)	(242)
Amortization of intangible assets	2,850	3,108
Deferred taxes	4,540	(127)
Credit loss expense (benefit)	2,613	501
Stock based compensation	2,881	4,952
Net (gains) losses on equity securities	(90)	419
Net OREO (gains) losses and valuation adjustments	—	132
Origination of loans held for sale	(1,101)	(4,300)
Proceeds from sale of loans originated or purchased for sale	1,110	3,874
Net (gains) losses on sale of loans	84	66
Net change in operating leases	(3)	(19)
(Increase) decrease in other assets	(9,408)	9,121
Increase (decrease) in other liabilities	(14,888)	7,550
Net cash provided by (used in) operating activities	1,027	51,125
Cash flows from investing activities:
Proceeds from sales of equity securities	783	—
Purchases of securities available for sale	(64,507)	(29,131)
Proceeds from maturities, calls, and pay downs of securities available for sale	3,820	17,415
Proceeds from maturities, calls, and pay downs of securities held to maturity	112	213
Purchases of loans held for investment	(9,208)	(38,113)
Proceeds from sale of loans	34,687	7,444
Net change in loans	(214,005)	(58,730)
Purchases of premises and equipment, net	(15,384)	(2,579)
Net proceeds from sale of OREO	—	9
(Purchases) redemptions of FHLB and other restricted stock, net	(18,254)	(2,050)
Acquired intangible assets	(3,042)	—
Net cash provided by (used in) investing activities	(284,998)	(105,522)
Cash flows from financing activities:
Net increase (decrease) in deposits	(132,342)	62,805
Increase (decrease) in customer repurchase agreements	2,868	765
Increase (decrease) in Federal Home Loan Bank advances	500,000	50,000
Repayment of other borrowings	—	(27,144)
Preferred dividends	(801)	(801)
Stock option exercises, net	(33)	(74)
Proceeds from employee stock purchase plan common stock issuance	997	688
Purchase of treasury stock, net	(77,185)	(1,316)
Net cash provided by (used in) financing activities	293,504	84,923
Net increase (decrease) in cash and cash equivalents	9,533	30,526
Cash and cash equivalents at beginning of period	408,182	383,178
Cash and cash equivalents at end of period	417,715	413,704
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Interest paid	$5,747	$3,405
Income taxes paid, net	$1,905	$70
Cash paid for operating lease liabilities	$1,293	$1,192
Supplemental noncash disclosures:
Loans held for investment transferred to loans held for sale	$33,147	$1,932
Assets transferred to assets held for sale	$—	$260,085
Deposits transferred to deposits held for sale	$—	$377,698
Lease liabilities arising from obtaining right-of-use assets	$455	$—

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Operating Segments
The Company’s reportable segments are comprised of strategic business units primarily based upon industry categories and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing. Segment determination also considers organizational structure and is consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. The Company's chief operating decision maker is the Chief Executive Officer of Triumph Financial, Inc. Management has determined that the Company has four reportable segments consisting of Banking, Factoring, Payments, and Corporate.
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
The Corporate segment includes holding company financing and investment activities as well as management and administrative expenses that support the overall operations of the Company such as human resources, accounting, finance, risk management and information technology expense.
For further discussion of management's operating segments and allocation methodology, see Note 16 – Business Segment Information.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
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
The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. Adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.
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
The associated agreement contains a provision that in the event that a sold loan is prepaid in full prior to the due date of the final scheduled contractual payment, the Company will return a pro-rata portion of the premium calculated as of the date of such prepayment in full. As this transaction qualified as a sale of a group of entire financial assets, management must recognize, as proceeds, any assets obtained and liabilities incurred. Thus, management recorded a $708,000 liability for the potential return of premium measured at fair value as of the date of close. Management has elected the fair value option to account for the liability. It is recorded in other liabilities in the Company's Consolidated Balance Sheet and is marked to fair value through earnings at each reporting period. For further discussion of changes in the fair value of the return of premium liability and the period end balance, see Note 10 – Fair Value Disclosures.
The gain on sale, net of transaction costs, was included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income during the three months ended June 30, 2022 and was allocated to the Banking segment.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
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
The June 30, 2022 and September 6, 2022 agreements contain revenue share provisions that entitle the Company to amounts equal to fifteen percent and a range of fifteen to twenty percent, depending on client, respectively, of the future gross monthly revenue of the clients associated with the sold factored receivable portfolios. As these transactions qualified as sales of a group of entire financial assets, management recognized, as proceeds, the assets obtained and liabilities incurred. Thus, management recorded revenue share assets for the contractual right to receive future cash flows from a third party measured at fair value as of the date of close for the June 30, 2022 and September 6, 2022 agreements totaling $5,210,000 and $1,027,000, respectively. These are financial assets for which management elected the fair value option. They are recorded in other assets in the Company's Consolidated Balance Sheet and are marked to fair value through earnings at each reporting period.
For further discussion of changes in the fair value of the revenue share provisions and the period end balance, see Note 10 – Fair Value Disclosures.
The gains on sale, net of transaction costs, were included in net gains (losses) on sale of loans in the Company’s Consolidated Statements of Income during the three months ended June 30, 2022 and September 30, 2022, respectively, and were allocated to the Factoring segment.
NOTE 3 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,498,000 and $5,191,000 at March 31, 2023 and December 31, 2022, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Unrealized gains (losses) on equity securities held at the reporting date	$72	$(419)
Realized gains (losses) on equity securities sold during the period	18	—
	$90	$(419)

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Equity Securities without readily determinable fair value, at cost	$57,349	$39,019
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Equity Securities without readily determinable fair value, carrying value	$67,512	$49,182
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets. Equity securities without readily determinable fair values also include the Company's investment in the common stock of Warehouse Solutions Inc. discussed below and other investments, which are included in other assets in the Company's consolidated balance sheets.
There were no realized or unrealized gains or losses recognized on equity securities without readily determinable fair values during the three months ended March 31, 2023 and 2022.
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's additional investment in WSI under the Investor Rights Agreement qualified as an orderly and observable transaction for an identical investment in WSI, therefore the fair value of the Company's original 8% common stock investment was required to be adjusted from $4,925,000 at March 31, 2022 to $15,088,000, resulting in a gain of $10,163,000 that was recorded in other noninterest income on the Company's consolidated statements of income during the three months ended June 30, 2022. The Company's investment in WSI totaled $38,088,000 at March 31, 2023 and December 31, 2022 and has been allocated to the Payments segment.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	$52,316	$80	$(4,441)	$—	$47,955
Asset-backed securities	6,333	—	(40)	—	6,293
State and municipal	13,462	6	(51)	—	13,417
CLO securities	249,620	281	(3,032)	—	246,869
Corporate bonds	769	2	(1)	—	770
SBA pooled securities	1,864	19	(90)	—	1,793
Total available for sale securities	$324,364	$388	$(7,655)	$—	$317,097

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2023
Held to maturity securities:
CLO securities	$6,453	$332	$(1,601)	$5,184
Allowance for credit losses	(2,585)
Total held to maturity securities, net of ACL	$3,868

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	$55,329	$235	$(4,931)	$—	$50,633
Asset-backed securities	6,389	—	(58)	—	6,331
State and municipal	13,553	1	(116)	—	13,438
CLO Securities	185,068	161	(4,218)	—	181,011
Corporate bonds	1,270	1	(8)	—	1,263
SBA pooled securities	1,910	29	(111)	—	1,828
Total available for sale securities	$263,519	$427	$(9,442)	$—	$254,504

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2022
Held to maturity securities:
CLO securities	$6,521	$458	$(1,503)	$5,476
Allowance for credit losses	(2,444)
Total held to maturity securities, net of ACL	$4,077

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The amortized cost and estimated fair value of securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,329	$1,326	$—	$—
Due from one year to five years	1,949	1,932	—	—
Due from five years to ten years	71,056	69,699	6,453	5,184
Due after ten years	189,517	188,099	—	—
	263,851	261,056	6,453	5,184
Mortgage-backed securities, residential	52,316	47,955	—	—
Asset-backed securities	6,333	6,293	—	—
SBA pooled securities	1,864	1,793	—	—
	$324,364	$317,097	$6,453	$5,184
There were no sales of securities during the three months ended March 31, 2023 and 2022.
Debt securities with a carrying amount of approximately $67,514,000 and $93,813,000 at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $3,188,000 and $2,593,000 at March 31, 2023 and December 31, 2022, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2023 and 2022.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	$20,508	$(1,086)	$19,774	$(3,355)	$40,282	$(4,441)
Asset-backed securities	4,994	(6)	1,300	(34)	6,294	(40)
State and municipal	11,348	(35)	486	(16)	11,834	(51)
CLO securities	98,287	(590)	77,951	(2,442)	176,238	(3,032)
Corporate bonds	500	(1)	—	—	500	(1)
SBA pooled securities	1	—	1,239	(90)	1,240	(90)
	$135,638	$(1,718)	$100,750	$(5,937)	$236,388	$(7,655)

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	$26,030	$(1,507)	$15,828	$(3,424)	$41,858	$(4,931)
Asset-backed securities	1,337	(52)	4,994	(6)	6,331	(58)
State and municipal	12,680	(116)	—	—	12,680	(116)
CLO Securities	151,572	(3,407)	19,439	(811)	171,011	(4,218)
Corporate bonds	261	(8)	—	—	261	(8)
SBA pooled securities	1,262	(111)	—	—	1,262	(111)
	$193,142	$(5,201)	$40,261	$(4,241)	$233,403	$(9,442)
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
At March 31, 2023, the Company had 135 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at March 31, 2023.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended March 31,
Held to Maturity CLO Securities	2023	2022
Allowance for credit losses:
Beginning balance	$2,444	$2,082
Credit loss expense	141	373
Allowance for credit losses ending balance	$2,585	$2,455
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2023 and December 31, 2022, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. At March 31, 2023, $4,962,000 of the Company’s held to maturity securities were classified as nonaccrual.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial	$3,954	$5,641
Total loans held for sale	$3,954	$5,641
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$695,160	$696,121	$(961)	$678,144	$679,239	$(1,095)
Construction, land development, land	98,311	98,676	(365)	90,976	91,147	(171)
1-4 family residential	132,010	132,218	(208)	125,981	126,185	(204)
Farmland	67,596	67,797	(201)	68,934	69,185	(251)
Commercial	1,239,952	1,249,394	(9,442)	1,251,110	1,262,493	(11,383)
Factored receivables	1,178,104	1,182,374	(4,270)	1,237,449	1,241,032	(3,583)
Consumer	8,913	8,915	(2)	8,868	8,871	(3)
Mortgage warehouse	889,960	889,960	—	658,829	658,829	—
Total loans held for investment	4,310,006	$4,325,455	$(15,449)	4,120,291	$4,136,981	$(16,690)
Allowance for credit losses	(42,245)			(42,807)
	$4,267,761			$4,077,484
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $11,009,000 and $13,383,000 at March 31, 2023 and December 31, 2022, respectively, and (2) net deferred origination and factoring fees totaling $4,440,000 and $3,307,000 at March 31, 2023 and December 31, 2022, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $21,751,000 and $19,279,000 at March 31, 2023 and December 31, 2022, respectively, and was included in other assets on the Company's consolidated balance sheets.
At March 31, 2023 and December 31, 2022, the Company had $203,171,000 and $249,288,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At March 31, 2023 and December 31, 2022 the balance of the Over-Formula Advance Portfolio, acquired from Transport Financial Solutions during 2020, included in factored receivables was $7,772,000 and $8,202,000, respectively. These balances were fully reserved as of those respective dates.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2023 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2023.
Loans with carrying amounts of $1,517,997,000 and $1,356,922,000 at March 31, 2023 and December 31, 2022, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity, Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended March 31, 2023
Commercial real estate	$4,459	$(237)	$—	$70	$4,292
Construction, land development, land	1,155	(17)	—	1	1,139
1-4 family residential	838	169	(5)	2	1,004
Farmland	483	(11)	—	—	472
Commercial	15,918	947	(222)	40	16,683
Factored receivables	19,121	550	(2,293)	203	17,581
Consumer	175	21	(138)	127	185
Mortgage warehouse	658	231	—	—	889
	$42,807	$1,653	$(2,658)	$443	$42,245

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended March 31, 2022
Commercial real estate	$3,961	$(340)	$(108)	$14	$3,527
Construction, land development, land	827	73	—	1	901
1-4 family residential	468	(21)	—	3	450
Farmland	562	(441)	—	—	121
Commercial	14,485	(607)	(724)	61	13,215
Factored receivables	20,915	2,235	(708)	29	22,471
Consumer	226	41	(111)	19	175
Mortgage warehouse	769	(76)	—	—	693
	$42,213	$864	$(1,651)	$127	$41,553
The decrease in required ACL during the three months ended March 31, 2023 is a function of net charge-offs of $2,215,000 and credit loss expense of $1,653,000.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit and PPP), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments. The Company also forecasts prepayments speeds for use in the DCF models with higher prepayment speeds resulting in lower required ACL levels and vice versa for shorter prepayment speeds. These assumed prepayment speeds are based upon our historical prepayment speeds by loan type adjusted for the expected impact of the future interest rate environment. The impact of these assumed prepayment speeds is lesser in magnitude than the aforementioned loss driver assumptions.
For all DCF models at March 31, 2023, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2023 as compared to December 31, 2022, the Company forecasted a slight decrease national unemployment, a steeper decrease in one-year percentage change in national retail sales, a steeper decrease in one-year percentage change in the national home price index, and a minimal change in one-year percentage change in national gross domestic product. At March 31, 2023 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a near-zero level in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage changes in national home price index and national gross domestic product, the Company projected declines over the last three projected quarters to negative levels below recent actual periods. At March 31, 2023, the Company slowed its historical prepayment speeds in response to the expected interest rate environment in the macro economy.
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
For the three months ended March 31, 2023, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $383,000. Decreases in required specific reserves decreased the required ACL at March 31, 2023 by $911,000. Changes in loan volume and mix during the three months ended March 31, 2023 did not have a material impact on the ACL during the period. Net charge-offs during the period were $2,215,000.
For the three months ended March 31, 2022, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period decreased the required ACL by $1,017,000. Increases in required specific reserves increased the required ACL at March 31, 2022 by $879,000. Changes in loan volume and mix during the three months ended March 31, 2022 decreased the required ACL by $522,000. Net charge-offs during the period were $1,524,000.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
March 31, 2023
Commercial real estate	$563	$—	$—	$2,299	$2,862	$32
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	1,180	—	—	45	1,225	126
Farmland	419	—	104	131	654	—
Commercial	112	—	3,213	10,203	13,528	5,402
Factored receivables	—	39,481	—	—	39,481	11,701
Consumer	—	—	—	89	89	—
Mortgage warehouse	—	—	—	—	—	—
Total	$2,274	$39,481	$3,317	$12,767	$57,839	$17,261
At March 31, 2023 the balance of the Over-Formula Advance Portfolio included in factored receivables was $7,772,000 and was fully reserved. At March 31, 2023 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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
At December 31, 2022 the balance of the Over-Formula Advance Portfolio included in factored receivables was $8,202,000 and carried an ACL allocation of $8,202,000. At December 31, 2022 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
March 31, 2023
Commercial real estate	$919	$—	$1,058	$1,977	$693,183	$695,160	$—
Construction, land development, land	298	—	—	298	98,013	98,311	—
1-4 family residential	782	227	725	1,734	130,276	132,010	—
Farmland	402	33	—	435	67,161	67,596	—
Commercial	992	3,180	3,458	7,630	1,232,322	1,239,952	—
Factored receivables	21,233	5,676	32,897	59,806	1,118,298	1,178,104	32,897
Consumer	146	14	9	169	8,744	8,913	—
Mortgage warehouse	—	—	—	—	889,960	889,960	—
Total	$24,772	$9,130	$38,147	$72,049	$4,237,957	$4,310,006	$32,897

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2022
Commercial real estate	$1,301	$—	$455	$1,756	$676,388	$678,144	$—
Construction, land development, land	—	—	145	145	90,831	90,976	—
1-4 family residential	936	531	776	2,243	123,738	125,981	—
Farmland	—	—	—	—	68,934	68,934	—
Commercial	1,630	3,139	2,847	7,616	1,243,494	1,251,110	—
Factored receivables	42,797	12,651	37,142	92,590	1,144,859	1,237,449	37,142
Consumer	52	41	2	95	8,773	8,868	—
Mortgage warehouse	—	—	—	—	658,829	658,829	—
Total	$46,716	$16,362	$41,367	$104,445	$4,015,846	$4,120,291	$37,142
At March 31, 2023 and December 31, 2022, total past due Over-Formula Advances recorded in factored receivables was $7,772,000 and $8,202,000, respectively, all of which was considered past due 90 days or more. At March 31, 2023 and December 31, 2022, the Misdirected Payments totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$2,598	$2,468	$871	$319
Construction, land development, land	—	—	150	150
1-4 family residential	1,226	1,020	1,391	1,238
Farmland	654	654	400	400
Commercial	13,529	3,273	15,393	3,662
Factored receivables	—	—	—	—
Consumer	89	89	91	91
Mortgage warehouse	—	—	—	—
	$18,096	$7,504	$18,296	$5,860
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Commercial real estate	$16	$—
Construction, land development, land	—	—
1-4 family residential	—	—
Farmland	22	—
Commercial	7	4
Factored receivables	—	—
Consumer	—	—
Mortgage warehouse	—	—
	$45	$4
There was no interest earned on nonaccrual loans during the three months ended March 31, 2023 and 2022.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$18,096	$18,296
Factored receivables greater than 90 days past due	25,125	28,940
Other nonperforming factored receivables(1)	276	491
Troubled debt restructurings accruing interest	—	503
	$43,497	$48,230
(1)Other nonperforming factored receivables represent the portion of the Over-Formula Advance Portfolio that is not covered by Covenant's indemnification as well as other nonperforming factored receivables less than 90 days past due. This amount is also considered Classified from a risk rating perspective.
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of March 31, 2023 and December 31, 2022, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
March 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$39,937	$213,434	$160,658	$193,211	$27,623	$49,660	$2,665	$423	$687,611
Classified	755	3,748	423	2,568	39	16	—	—	7,549
Total commercial real estate	$40,692	$217,182	$161,081	$195,779	$27,662	$49,676	$2,665	$423	$695,160
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction, land development, land
Pass	$22,290	$61,733	$6,550	$3,398	$3,146	$459	$735	$—	$98,311
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$22,290	$61,733	$6,550	$3,398	$3,146	$459	$735	$—	$98,311
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$9,364	$25,699	$21,231	$8,811	$2,745	$23,886	$38,378	$590	$130,704
Classified	46	30	136	6	53	966	69	—	1,306
Total 1-4 family residential	$9,410	$25,729	$21,367	$8,817	$2,798	$24,852	$38,447	$590	$132,010
YTD gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$—	$5

Farmland
Pass	$3,852	$15,682	$6,706	$8,095	$2,757	$23,748	$1,105	$200	$62,145
Classified	3,848	927	—	118	104	454	—	—	5,451
Total farmland	$7,700	$16,609	$6,706	$8,213	$2,861	$24,202	$1,105	$200	$67,596
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$124,074	$294,695	$148,791	$112,083	$39,021	$15,779	$476,912	$630	$1,211,985
Classified	738	11,283	12,482	2,180	652	184	448	—	27,967
Total commercial	$124,812	$305,978	$161,273	$114,263	$39,673	$15,963	$477,360	$630	$1,239,952
YTD gross charge-offs	$1	$—	$5	$216	$—	$—	$—	$—	$222

Factored receivables
Pass	$1,139,571	$—	$—	$7,496	$—	$—	$—	$—	$1,147,067
Classified	11,400	—	—	19,637	—	—	—	—	31,037
Total factored receivables	$1,150,971	$—	$—	$27,133	$—	$—	$—	$—	$1,178,104
YTD gross charge-offs	$—	$2,293	$—	$—	$—	$—	$—	$—	$2,293

Consumer
Pass	$827	$2,386	$2,139	$725	$253	$2,400	$94	$—	$8,824
Classified	—	9	1	—	—	79	—	—	89
Total consumer	$827	$2,395	$2,140	$725	$253	$2,479	$94	$—	$8,913
YTD gross charge-offs	$114	$13	$7	$2	$—	$2	$—	$—	$138

Mortgage warehouse
Pass	$889,960	$—	$—	$—	$—	$—	$—	$—	$889,960
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$889,960	$—	$—	$—	$—	$—	$—	$—	$889,960
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,229,875	$613,629	$346,075	$333,819	$75,545	$115,932	$519,889	$1,843	$4,236,607
Classified	16,787	15,997	13,042	24,509	848	1,699	517	—	73,399
Total loans	$2,246,662	$629,626	$359,117	$358,328	$76,393	$117,631	$520,406	$1,843	$4,310,006
YTD gross charge-offs	$115	$2,306	$12	$218	$—	$7	$—	$—	$2,658

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial real estate
Pass	$231,427	$156,895	$198,541	$28,033	$17,786	$35,658	$3,675	$—	$672,015
Classified	3,668	551	1,855	39	—	16	—	—	6,129
Total commercial real estate	$235,095	$157,446	$200,396	$28,072	$17,786	$35,674	$3,675	$—	$678,144

Construction, land development, land
Pass	$71,236	$11,328	$4,535	$3,186	$35	$506	$—	$—	$90,826
Classified	—	—	5	—	—	145	—	—	150
Total construction, land development, land	$71,236	$11,328	$4,540	$3,186	$35	$651	$—	$—	$90,976

1-4 family residential
Pass	$26,306	$22,639	$9,536	$2,929	$3,528	$20,910	$38,361	$300	$124,509
Classified	137	199	7	53	1	1,006	69	—	1,472
Total 1-4 family residential	$26,443	$22,838	$9,543	$2,982	$3,529	$21,916	$38,430	$300	$125,981

Farmland
Pass	$18,190	$7,291	$10,027	$2,699	$6,742	$18,569	$1,016	$204	$64,738
Classified	1,062	2,796	120	108	—	110	—	—	4,196
Total farmland	$19,252	$10,087	$10,147	$2,807	$6,742	$18,679	$1,016	$204	$68,934

Commercial
Pass	$358,983	$181,933	$136,635	$41,912	$5,842	$12,145	$486,889	$161	$1,224,500
Classified	10,721	10,579	3,767	1,038	96	116	293	—	26,610
Total commercial	$369,704	$192,512	$140,402	$42,950	$5,938	$12,261	$487,182	$161	$1,251,110

Factored receivables
Pass	$1,196,912	$—	$7,710	$—	$—	$—	$—	$—	$1,204,622
Classified	12,974	—	19,853	—	—	—	—	—	32,827
Total factored receivables	$1,209,886	$—	$27,563	$—	$—	$—	$—	$—	$1,237,449

Consumer
Pass	$2,768	$1,981	$894	$304	$266	$2,418	$147	$—	$8,778
Classified	—	1	2	—	8	79	—	—	90
Total consumer	$2,768	$1,982	$896	$304	$274	$2,497	$147	$—	$8,868

Mortgage warehouse
Pass	$658,829	$—	$—	$—	$—	$—	$—	$—	$658,829
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$658,829	$—	$—	$—	$—	$—	$—	$—	$658,829

Total loans
Pass	$2,564,651	$382,067	$367,878	$79,063	$34,199	$90,206	$530,088	$665	$4,048,817
Classified	28,562	14,126	25,609	1,238	105	1,472	362	—	71,474
Total loans	$2,593,213	$396,193	$393,487	$80,301	$34,304	$91,678	$530,450	$665	$4,120,291

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost basis at the end of the reporting period of the loans modifications to borrowers experiencing financial difficulty:

	Term Extension
	Three Months Ended March 31, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio
Commercial real estate	$119	—%
Commercial	895	0.1%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Three Months Ended March 31, 2023
Commercial real estate	Modification added a weighted average 0.3 years to the life of the modified loans, which did not have a material impact on cash flows.
Commercial	Modification added a weighted average 0.3 years to the life of the modified loans, which did not have a material impact on cash flows.

	Payment Delay
	Three Months Ended March 31, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio
Commercial real estate	$755	0.1%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Payment Delay
Three Months Ended March 31, 2023
Commercial real estate	Modification allowed for a weighted average 0.5 years of interest only payments with remaining balances due at maturity.
The following table presents the performance of loans that have been modified in the last twelve months:

	March 31, 2023
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More
Commercial real estate	$874	$—	$—
Commercial	895	—	—
	$1,769	$—	$—
At March 31, 2023, the Company had $327,000 of commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Residential Real Estate Loans In Process of Foreclosure
At March 31, 2023 and December 31, 2022, the Company had $136,000 and $129,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Goodwill	$233,709	$233,709

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(36,074)	$7,504	$43,578	$(35,347)	$8,231
Software intangible assets	16,932	(7,761)	9,171	16,932	(6,702)	10,230
Other intangible assets	33,452	(17,877)	15,575	30,410	(16,813)	13,597
	$93,962	$(61,712)	$32,250	$90,920	$(58,862)	$32,058
The changes in goodwill and intangible assets during the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Beginning balance	$265,767	$276,856
Acquired intangible assets	3,042	—
Acquired goodwill - measurement period adjustment	—	(18)
Goodwill transferred to assets held for sale	—	(3,217)
Intangible assets transferred to assets held for sale	—	(1,394)
Amortization of intangibles	(2,850)	(3,108)
Ending balance	$265,959	$269,119
NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminated, or treatment of the derivative as a hedge is no longer appropriate or intended. During the three months ended March 31, 2022, the Company terminated its single derivative with a notional value totaling $200,000,000, resulting in a termination value of $9,316,000. During the three months ended March 31, 2022 and June 30, 2022, the Company reclassified $233,000 and $232,000, respectively, into earnings through interest expense in the consolidated statements of income. During the three months ended June 30, 2022, the Company terminated the hedged funding, incurring a termination fee of $732,000, which was recognized through interest expense in the consolidated statements of income, and reclassified the remaining $8,851,000 unrealized gain on the terminated derivative into earnings through other noninterest income in the consolidated statements of income.
The following table presents the pre-tax impact of the terminated cash flow hedge on AOCI:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Unrealized gains on terminated hedges
Beginning Balance	$—	$—
Unrealized gains arising during the period	—	9,316
Reclassification adjustments for amortization of unrealized (gains) into net income	—	(233)
Ending Balance	$—	$9,083
The Company did not have any derivative financial instruments at March 31, 2023 and December 31, 2022.
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax:

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of (Gain) or Loss Recognized from AOCI into Income	Amount of (Gain) or Loss Reclassified from AOCI into Income	Amount of (Gain) or Loss Reclassified from AOCI into Income Included Component
(Dollars in thousands)
Three Months Ended March 31, 2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,398	$2,398	Interest Expense	$(164)	$(164)
NOTE 7 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $3,868,000 and $4,077,000 at March 31, 2023 and December 31, 2022, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
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
NOTE 8 — LEGAL CONTINGENCIES
Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of March 31, 2023, will have no material effect on the Company’s consolidated financial statements.
NOTE 9 — OFF-BALANCE SHEET LOAN COMMITMENTS
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$19,087	$562,218	$581,305	$1,417	$487,965	$489,382
Standby letters of credit	$14,524	$5,924	$20,448	$12,309	$4,897	$17,206
Commitments to purchase loans	$—	$40,737	$40,737	$—	$53,572	$53,572
Mortgage warehouse commitments	$—	$828,659	$828,659	$—	$1,055,117	$1,055,117
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At March 31, 2023 and December 31, 2022, the allowance for credit losses on off-balance sheet credit exposures totaled $4,425,000 and $3,606,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Credit loss expense (benefit)	$819	$(736)
NOTE 10 — FAIR VALUE DISCLOSURES
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
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 17 of the Company’s 2022 Form 10-K.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2023	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$47,955	$—	$47,955
Asset-backed securities	—	6,293	—	6,293
State and municipal	—	13,417	—	13,417
CLO securities	—	246,869	—	246,869
Corporate bonds	—	770	—	770
SBA pooled securities	—	1,793	—	1,793
	$—	$317,097	$—	$317,097

Equity securities with readily determinable fair values
Mutual fund	$4,498	$—	$—	$4,498

Loans held for sale	$—	$3,954	$—	$3,954

Indemnification asset	$—	$—	$3,691	$3,691

Revenue share asset	$—	$—	$4,532	$4,532

Liabilities measured at fair value on a recurring basis
Return of premium liability	$—	$—	$476	$476

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$50,633	$—	$50,633
Asset-backed securities	—	6,331	—	6,331
State and municipal	—	13,438	—	13,438
CLO Securities	—	181,011	—	181,011
Corporate bonds	—	1,263	—	1,263
SBA pooled securities	—	1,828	—	1,828
	$—	$254,504	$—	$254,504

Equity securities with readily determinable fair values
Mutual fund	$5,191	$—	$—	$5,191

Loans held for sale	$—	$5,641	$—	$5,641

Indemnification asset	$—	$—	$3,896	$3,896

Revenue share asset	$—	$—	$5,515	$5,515

Liabilities measured at fair value on a recurring basis
Return of premium liability	$—	$—	$575	$575
There were no transfers between levels during 2023 or 2022.
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio acquired during 2020. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At March 31, 2023 and December 31, 2022, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $3,886,000 and $4,101,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Beginning balance	$3,896	$4,786
Indemnification asset recognized in business combination	—	—
Change in fair value of indemnification asset recognized in earnings	(205)	(204)
Indemnification reduction	—	—
Ending balance	$3,691	$4,582

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
At March 31, 2023 and December 31, 2022, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue as $6,196,000 and $7,613,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Beginning balance	$5,515	$—
Revenue share asset recognized	—	—
Change in fair value of revenue share asset recognized in earnings	(620)	—
Revenue share payments received	(363)	—
Ending balance	$4,532	$—
Return of Premium Liability
On June 23, 2022, the Company made the decision to sell and closed on the sale of a portfolio of equipment loans for cash consideration. The associated agreement contains a provision that in the event that a sold loan is prepaid in full prior to the due date of the final scheduled contractual payment, the Company will return a pro-rata portion of the premium calculated as of the date of such prepayment in full. The fair value of the return of premium liability is calculated each reporting period, and changes in the fair value of the return of premium liability are recorded in noninterest income in the consolidated statements of income. The return of premium liability is considered a Level 3 classification. At March 31, 2023 and December 31, 2022, the fair value of the estimated premium expected to be returned to the purchaser for sold loans prepaid in full was calculated as the difference between the discounted cash flows of each sold loan assuming no prepayments and the discounted cash flows of each sold loan assuming an 11.0% and 11.0% prepayment speed, respectively; consistent with management's expected prepayment speed. A reconciliation of the opening balance to the closing balance of the fair value of the return of premium liability is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Beginning balance	$575	$—
Return of premium liability recognized in business combination	—	—
Change in fair value of return of premium liability recognized in earnings	(99)	—
Return of premium payments made	—	—
Ending balance	$476	$—

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2023	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$98	$98
1-4 family residential	—	—	80	80
Commercial	—	—	4,855	4,855
Factored receivables	—	—	27,780	27,780
	$—	$—	$32,813	$32,813

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$269	$269
1-4 family residential	—	—	46	46
Commercial	—	—	6,994	6,994
Factored receivables	—	—	29,367	29,367

Equity investment without readily determinable fair value	38,088	—	—	38,088
	$38,088	$—	$36,676	$74,764
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
March 31, 2023		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$417,715	$417,715	$—	$—	$417,715
Securities - held to maturity	3,868	—	—	5,184	5,184
Loans not previously presented, gross	4,284,232	147,334	—	4,050,201	4,197,535
FHLB and other restricted stock	24,506	N/A	N/A	N/A	N/A
Accrued interest receivable	25,277	25,277	—	—	25,277

Financial liabilities:
Deposits	4,038,994	—	4,028,969	—	4,028,969
Customer repurchase agreements	3,208	—	3,208	—	3,208
Federal Home Loan Bank advances	530,000	—	530,000	—	530,000
Subordinated notes	108,016	—	107,301	—	107,301
Junior subordinated debentures	41,299	—	42,874	—	42,874
Accrued interest payable	4,018	4,018	—	—	4,018

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2022		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$408,182	$408,182	$—	$—	$408,182
Securities - held to maturity	4,077	—	—	5,476	5,476
Loans not previously presented, gross	4,088,411	187,729	—	3,805,701	3,993,430
FHLB and other restricted stock	6,252	N/A	N/A	N/A	N/A
Accrued interest receivable	21,977	21,977	—	—	21,977

Financial liabilities:
Deposits	4,171,336	—	4,159,695	—	4,159,695
Customer repurchase agreements	340	—	340	—	340
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	107,800	—	104,400	—	104,400
Junior subordinated debentures	41,158	—	42,721	—	42,721
Accrued interest payable	2,830	2,830	—	—	2,830
NOTE 11 — REGULATORY MATTERS
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2023 and December 31, 2022, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of March 31, 2023 and December 31, 2022, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2023 that management believes have changed TBK Bank’s category.
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$764,665	15.5%	$394,666	8.0%	N/A	N/A
TBK Bank, SSB	$731,761	15.0%	$390,273	8.0%	$487,841	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$617,106	12.5%	$296,211	6.0%	N/A	N/A
TBK Bank, SSB	$694,495	14.2%	$293,449	6.0%	$391,265	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$530,807	10.8%	$221,170	4.5%	N/A	N/A
TBK Bank, SSB	$694,495	14.2%	$220,086	4.5%	$317,903	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$617,106	12.2%	$202,330	4.0%	N/A	N/A
TBK Bank, SSB	$694,495	13.7%	$202,772	4.0%	$253,465	5.0%

As of December 31, 2022
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$829,928	17.7%	$375,109	8.0%	N/A	N/A
TBK Bank, SSB	$732,785	15.8%	$371,030	8.0%	$463,788	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$684,381	14.6%	$281,252	6.0%	N/A	N/A
TBK Bank, SSB	$697,022	15.0%	$278,809	6.0%	$371,745	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$598,223	12.7%	$211,969	4.5%	N/A	N/A
TBK Bank, SSB	$697,022	15.0%	$209,107	4.5%	$302,043	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$684,381	13.0%	$210,579	4.0%	N/A	N/A
TBK Bank, SSB	$697,022	13.2%	$211,219	4.0%	$264,023	5.0%

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
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
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at March 31, 2023 and December 31, 2022. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At March 31, 2023 and December 31, 2022, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 12 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	March 31, 2023	December 31, 2022
Shares authorized	50,000,000	50,000,000
Shares issued	28,717,275	28,321,716
Treasury shares	(5,346,760)	(4,268,131)
Shares outstanding	23,370,515	24,053,585
Par value per share	$0.01	$0.01
Stock Repurchase Programs
On February 7, 2022, the Company announced that its board of directors had authorized the Company to repurchase up to $50,000,000 of its outstanding common stock. During the three months ended March 31, 2022, the Company repurchased 14,810 shares into treasury stock under the Company's stock repurchase program at an average price of $88.81, for a total of $1,316,000. During the three months ended June 30, 2022, the Company repurchased 694,985 shares into treasury stock under the Company's stock repurchase program at an average price of $70.02, for a total of $48,684,000, effectively completing the repurchase program.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 23, 2022, the Company announced that its board of directors had authorized the Company to repurchase up to an additional $75,000,000 of its outstanding common stock in open market transactions or through privately negotiated transactions at the Company’s discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. The repurchase program is authorized for a period of up to one year and does not require the Company to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion. On November 7, 2022, the repurchase authorization was increased to $100,000,000 in connection with the commencement of a modified "Dutch auction" tender offer (the "Tender Offer").
During the three months ended December 31, 2022, the Company repurchased 408,615 shares of its common stock in the Tender Offer at a price of $58.00 per share, for an aggregate cost of $24,772,000, including fees and expenses related to the tender offer of $1,072,000.
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
NOTE 13 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $2,881,000 and $4,952,000 for the three months ended March 31, 2023 and 2022, respectively.
2014 Omnibus Incentive Plan
The Company’s 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”) provides for the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other awards that may be settled in, or based upon the value of, the Company’s common stock. The maximum number of shares of common stock available for issuance under the Omnibus Incentive Plan is 2,900,000 shares.
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the three months ended March 31, 2023 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	230,486	70.34
Granted	6,852	58.25
Vested	(6,852)	58.25
Forfeited	(10,961)	76.91
Nonvested at March 31, 2023	219,525	70.02
RSAs granted to employees under the Omnibus Incentive Plan typically vest immediately or over four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of March 31, 2023, there was $4,030,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 2.04 years.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2023 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	211,300	59.45
Granted	—	—
Vested	(3,750)	126
Forfeited	(2,513)	67.53
Nonvested at March 31, 2023	205,037	58.14
RSUs granted to employees under the Omnibus Incentive Plan typically vest over four to five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of March 31, 2023, there was $5,124,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.81 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2023 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	112,486	$55.57
Granted	—	—
Incremental shares earned	—	—
Vested	—	—
Forfeited	(156)	38.75
Nonvested at March 31, 2023	112,330	$55.60
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
As of March 31, 2023, there was $2,221,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 1.86 years.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2023 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	255,738	$39.57
Granted	—	—
Incremental shares earned	107,404	N/A
Vested	(363,142)	40
Forfeited	—	—
Nonvested at March 31, 2023	—	$—
The Performance Based PSUs granted to employees under the Omnibus Incentive Plan vested after a three year performance period. Under the terms of the award agreements, the number of shares issued upon vesting could range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. The performance period for the outstanding Performance Based PSUs ended on December 31, 2022, and the awards subsequently vested at 142% of the target shares granted.
Compensation expense for the Performance Based PSUs was estimated during the performance period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition at each period end, adjusted for the passage of time within the vesting period of the awards. There was no stock based compensation cost related to Performance Based PSUs during the three months ended March 31, 2023 and there is no remaining unrecognized compensation cost related to these awards. During the three months ended March 31, 2022, the Company recognized $807,000 of stock based compensation cost related to Performance Based PSUs.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the three months ended March 31, 2023 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2023	195,398	$39.48
Granted	—	—
Exercised	(2,586)	30.43
Forfeited or expired	—	—
Outstanding at March 31, 2023	192,812	$39.60	5.81	$4,447

Fully vested shares and shares expected to vest at March 31, 2023	192,812	$39.60	5.81	$4,447

Shares exercisable at March 31, 2023	126,372	$29.08	4.56	$3,792

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the stock options for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2023	2022
Aggregate intrinsic value of options exercised	$79	$277
Cash received from option exercises, net	(33)	(74)
Tax benefit realized from option exercises	16	58
Weighted average fair value per share of options granted	$—	$—
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
As of March 31, 2023, there was $627,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.83 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the three months ended March 31, 2023 and 2022, 21,057 shares and 10,585 shares, respectively, were issued under the plan.
NOTE 14 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Basic
Net income to common stockholders	$10,209	$23,528
Weighted average common shares outstanding	23,361,732	24,800,771
Basic earnings per common share	$0.44	$0.95
Diluted
Net income to common stockholders	$10,209	$23,528
Weighted average common shares outstanding	23,361,732	24,800,771
Dilutive effects of:
Assumed exercises of stock options	76,129	107,359
Restricted stock awards	140,006	237,305
Restricted stock units	116,754	86,099
Performance stock units - market based	121,047	139,563
Performance stock units - performance based	—	—
Employee stock purchase program	496	771
Average shares and dilutive potential common shares	23,816,164	25,371,868
Diluted earnings per common share	$0.43	$0.93

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	49,379	12,911
Restricted stock awards	—	8,463
Restricted stock units	11,250	15,000
Performance stock units - market based	42,056	—
Performance stock units - performance based	—	258,635
Employee stock purchase program	—	—
Accelerated share repurchase	203,352	—
NOTE 15 — REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Fee income for the Payments segment primarily consists of TriumphPay payment and audit fees. These fees totaled $3,962,000 and $3,229,000 for the three months ended March 31, 2023 and 2022, respectively. These fees are generally transaction based and are recognized at the time the transaction is executed as that is the point in time that the Company satisfies its performance obligations.
•Insurance commissions. Insurance commissions are earned for brokering insurance policies. The Company's primary performance obligations for insurance commissions are satisfied and revenue is recognized when the brokered insurance policies are executed.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16 — BUSINESS SEGMENT INFORMATION
The Company's reportable segments are Banking, Factoring, Payments, and Corporate, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. The Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment includes the operations of Triumph Financial Services with revenue derived from factoring services. The Payments segment includes the operations of TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where Carriers are offered a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to the Company and from offering Brokers the ability to settle their invoices with the Company on an extended term following the Company's payment to their Carriers as an additional liquidity option for such Brokers.
Prior to March 31, 2023, the majority of salaries and benefits expense for the Company's executive leadership team, as well as other selling, general, and administrative shared services costs including human resources, accounting, finance, risk management and a significant amount of information technology expense, were allocated to the Banking segment. During the quarter ended March 31, 2023 management began allocating such shared service costs to its Corporate segment. The Company continues to make considerable investments in shared services that benefit the entire organization and by moving such expenses to the Corporate segment, the Company's chief operating decision maker and investors now have greater visibility into the operating performance of each reportable segment. Prior periods were revised to reflect such allocations and achieve appropriate comparability.
Separately, prior to March 31, 2023, intersegment interest expense was allocated to the Factoring and Payments segments (when the Payments segment is not self-funded) based on a rolling average of Federal Home Loan Bank advance rates. When the Payments segment was self-funded with funding in excess of its factored receivables, intersegment interest income was allocated based on the Federal Funds effective rate. During the quarter ended March 31, 2023, the Company began allocating intersegment interest expense to the Factoring and Payments segments based on one-month term SOFR for their funding needs. When the Payments segment is self-funded, with funding in excess of its factored receivables, intersegment interest income will continue to be allocated based on the Federal Funds effective rate. Management believes that such intersegment interest allocations are more intuitive in the current interest rate environment. Prior periods were revised to reflect such allocations and achieve appropriate comparability.
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Other than the changes to allocations discussed above, the accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2022 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by Triumph Financial Services.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)
Three months ended March 31, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$59,726	$38,157	$2,747	$44	$100,674
Intersegment interest allocations	7,612	(9,154)	1,542	—	—
Total interest expense	4,948	—	—	2,344	7,292
Net interest income (expense)	62,390	29,003	4,289	(2,300)	93,382
Credit loss expense (benefit)	1,923	549	—	141	2,613
Net interest income after credit loss expense	60,467	28,454	4,289	(2,441)	90,769
Noninterest income	5,673	1,313	3,972	64	11,022
Noninterest expense	32,240	21,769	15,417	19,855	89,281
Net income (loss) before income tax expense	$33,900	$7,998	$(7,156)	$(22,232)	$12,510

(Dollars in thousands)
Three months ended March 31, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$42,183	$56,374	$4,832	$46	$103,435
Intersegment interest allocations	605	(552)	(53)	—	—
Total interest expense	1,603	—	—	1,753	3,356
Net interest income (expense)	41,185	55,822	4,779	(1,707)	100,079
Credit loss expense (benefit)	(2,870)	1,949	354	1,068	501
Net interest income after credit loss expense	44,055	53,873	4,425	(2,775)	99,578
Noninterest income	5,971	1,871	3,242	37	11,121
Noninterest expense	28,612	22,131	14,333	13,488	78,564
Net income (loss) before income tax expense	$21,414	$33,613	$(6,666)	$(16,226)	$32,135
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
March 31, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,233,980	$1,185,543	$354,049	$1,015,471	$(2,160,858)	$5,628,185
Gross loans	$3,751,776	$1,096,071	$82,033	$—	$(619,874)	$4,310,006

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,910,628	$1,260,209	$371,948	$1,061,662	$(2,270,664)	$5,333,783
Gross loans	$3,572,716	$1,151,727	$85,722	$—	$(689,874)	$4,120,291

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of March 31, 2023, we had consolidated total assets of $5.628 billion, total loans held for investment of $4.310 billion, total deposits of $4.039 billion and total stockholders’ equity of $827.2 million.
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

At March 31, 2023, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the three months ended March 31, 2023, our Banking segment generated 59% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 35% of our total revenue, our Payments segment generated 6% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
First Quarter 2023 Overview
Net income available to common stockholders for the three months ended March 31, 2023 was $10.2 million, or $0.43 per diluted share, compared to net income to common stockholders for the three months ended March 31, 2022 of $23.5 million, or $0.93 per diluted share. For the three months ended March 31, 2023, our return on average common equity was 5.09% and our return on average assets was 0.84%.
At March 31, 2023, we had total assets of $5.628 billion, including gross loans held for investment of $4.310 billion, compared to $5.334 billion of total assets and $4.120 billion of gross loans held for investment at December 31, 2022. Total loans held for investment increased $189.7 million during the three months ended March 31, 2023. Our Banking loans, which constitute 73% of our total loan portfolio at March 31, 2023, increased from $2.883 billion in aggregate as of December 31, 2022 to $3.132 billion as of March 31, 2023, an increase of 8.6%. Our Factoring factored receivables, which constitute 25% of our total loan portfolio at March 31, 2023, decreased from $1.152 billion in aggregate as of December 31, 2022 to $1.096 billion as of March 31, 2023, a decrease of 4.8%. Our Payments factored receivables, which constitute 2% of our total loan portfolio at March 31, 2023, decreased from $85.7 million in aggregate as of December 31, 2022 to $82.0 million as of March 31, 2023, a decrease of 4.3%.
At March 31, 2023, we had total liabilities of $4.801 billion, including total deposits of $4.039 billion, compared to $4.445 billion of total liabilities and $4.171 billion of total deposits at December 31, 2022. Deposits decreased $132.3 million during the three months ended March 31, 2023.
At March 31, 2023, we had total stockholders' equity of $827.2 million. During the three months ended March 31, 2023, total stockholders’ equity decreased $61.8 million, primarily due to treasury stock purchases made under our accelerated share repurchase program, offset in part by our net income during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 12.52% and 15.51%, respectively, at March 31, 2023.
The total dollar value of invoices purchased by Triumph Financial Services during the three months ended March 31, 2023 was $2.927 billion with an average invoice size of $1,962. The average transportation invoice size for the three months ended March 31, 2023 was $1,911. This compares to invoice purchase volume of $4.042 billion with an average invoice size of $2,520 and average transportation invoice size of $2,401 during the same period a year ago.
TriumphPay processed 4.3 million invoices paying Carriers a total of $5.031 billion during the three months ended March 31, 2023. This compares to processed volume of 4.0 million invoices for a total of $5.701 billion during the same period a year ago.

2023 Items of Note
Accelerated Share Repurchase
On February 1, 2023, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $70.0 million of our common stock. Under the terms of the ASR agreement, we received an initial delivery of 961,373 common shares representing approximately 80% of the expected total to be repurchased. Subject to certain adjustments pursuant to the ASR agreement, the final number of shares repurchased and delivered under the ASR agreement will be based on the volume weighted average share price of our common stock during the term of the transaction, which is expected to be completed in the second quarter of 2023. The ASR is part of our previously announced plan to repurchase up to $100.0 million of our common stock and is within the remaining amount authorized by our Board of Directors pursuant to such plan.
Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the three months ended March 31, 2023.
At March 31, 2023, the carrying value of the acquired over-formula advances was $7.8 million, the total reserve on acquired over-formula advances was $7.8 million and the balance of our indemnification asset, the value of the payment that would be due to us from CVLG in the event that these over-advances are charged off, was $3.7 million.
As of March 31, 2023 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2023. The full amount of such receivable is reflected in non-performing and past due factored receivables as of March 31, 2023 in accordance with our policy. As of March 31, 2023, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.
2022 Items of Note
Stock Repurchase Programs
On February 7, 2022, we announced that our board of directors had authorized us to repurchase up to $50.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions at our discretion. During the three months ended March 31, 2022, we repurchased 14,810 shares into treasury stock under our repurchase program at an average price of $88.81, for a total of $1.3 million. During the three months ended June 30, 2022, we repurchased 694,985 shares into treasury stock under our repurchase program at an average price of $70.02, for a total of $48.7 million, effectively completing the repurchase program.
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
On November 7, 2022, the repurchase authorization was increased to $100.0 million in connection with the commencement of a modified "Dutch auction" tender offer (the "Tender Offer"). During the three months ended December 31, 2022, we repurchased 408,615 shares of our common stock in the Tender Offer at a price of $58.00 per share, for an aggregate cost of $24.8 million, including fees and expenses related to the tender offer of $1.1 million.

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
For further information on the above transaction, see Note 6 – Derivative Financial Instruments in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
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
For further information on the above transactions, see Note 3 – Securities in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
Trucking transportation

The largest driver of changes in revenue at our Factoring segment is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight is a combination of falling volumes and excess capacity. For the quarter, average rates per mile decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. By the end of the first quarter of 2023, spot rates had fallen below the cost per mile to operate for many carriers. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors. In this, the market is behaving much like it did during the last freight downturn we saw in 2019, where the market reset following the banner year of 2018.

We expect these trends to continue into the second quarter. That being said, just like with traditional lending, the worst markets often present some of the best opportunities. We are having conversations with large prospects for TriumphPay that were difficult to schedule a year ago and we remain open to M&A opportunities that are accretive to TriumphPay.

Financial Highlights

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2023	2022
Income Statement Data:
Interest income	$100,674	$103,435
Interest expense	7,292	3,356
Net interest income	93,382	100,079
Credit loss expense (benefit)	2,613	501
Net interest income after credit loss expense (benefit)	90,769	99,578
Noninterest income	11,022	11,121
Noninterest expense	89,281	78,564
Net income (loss) before income taxes	12,510	32,135
Income tax expense (benefit)	1,500	7,806
Net income (loss)	$11,010	$24,329
Dividends on preferred stock	(801)	(801)
Net income available (loss) to common stockholders	$10,209	$23,528

Per Share Data:
Basic earnings (loss) per common share	$0.44	$0.95
Diluted earnings (loss) per common share	$0.43	$0.93
Weighted average shares outstanding - basic	23,361,732	24,800,771
Weighted average shares outstanding - diluted	23,816,164	25,371,868

Performance ratios - Annualized:
Return on average assets	0.84%	1.69%
Return on average total equity	5.20%	11.20%
Return on average common equity	5.09%	11.41%
Return on average tangible common equity (1)	7.56%	17.02%
Yield on loans(2)	9.22%	8.60%
Cost of interest bearing deposits	0.55%	0.23%
Cost of total deposits	0.32%	0.14%
Cost of total funds	0.68%	0.28%
Net interest margin(2)	8.08%	7.68%
Efficiency ratio	85.52%	70.65%
Net noninterest expense to average assets	5.98%	4.68%

(Dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Balance Sheet Data:
Total assets	$5,628,185	$5,333,783
Cash and cash equivalents	417,715	408,182
Investment securities	325,463	263,772
Loans held for investment, net	4,267,761	4,077,484
Total liabilities	4,800,969	4,444,812
Noninterest bearing deposits	1,727,749	1,756,680
Interest bearing deposits	2,311,245	2,414,656
FHLB advances	530,000	30,000
Subordinated notes	108,016	107,800
Junior subordinated debentures	41,299	41,158
Total stockholders’ equity	827,216	888,971
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	782,216	843,971

Per Share Data:
Book value per share	$33.47	$35.09
Tangible book value per share (1)	$22.09	$24.04
Shares outstanding end of period	23,370,515	24,053,585

Asset Quality ratios(3):
Past due to total loans	1.67%	2.53%
Nonperforming loans to total loans	1.01%	1.17%
Nonperforming assets to total assets	0.88%	1.02%
ACL to nonperforming loans	97.12%	88.76%
ACL to total loans	0.98%	1.04%
Net charge-offs to average loans(4)	0.05%	0.14%

Capital ratios:
Tier 1 capital to average assets	12.19%	13.00%
Tier 1 capital to risk-weighted assets	12.52%	14.57%
Common equity Tier 1 capital to risk-weighted assets	10.77%	12.73%
Total capital to risk-weighted assets	15.51%	17.66%
Total stockholders' equity to total assets	14.70%	16.67%
Tangible common stockholders' equity ratio (1)	9.63%	11.41%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2023	2022
Loan discount accretion	$1,810	$1,536
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the three months ended March 31, 2023 and the year ended December 31, 2022.
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

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2023	2022
Average total stockholders' equity	$858,112	$880,949
Average preferred stock liquidation preference	(45,000)	(45,000)
Average total common stockholders' equity	813,112	835,949
Average goodwill and other intangibles	(265,320)	(275,378)
Average tangible common equity	$547,792	$560,571

Net income available to common stockholders	$10,209	$23,528
Average tangible common equity	547,792	560,571
Return on average tangible common equity	7.56%	17.02%

Efficiency ratio:
Net interest income	$93,382	$100,079
Noninterest income	11,022	11,121
Operating revenue	104,404	111,200
Total noninterest expense	$89,281	$78,564
Efficiency ratio	85.52%	70.65%

Net noninterest expense to average assets ratio:
Total noninterest expense	$89,281	$78,564
Total noninterest income	11,022	11,121
Net noninterest expenses	$78,259	$67,443
Average total assets	$5,310,024	$5,843,319
Net noninterest expense to average assets ratio	5.98%	4.68%

(Dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Total stockholders' equity	$827,216	$888,971
Preferred stock	(45,000)	(45,000)
Total common stockholders' equity	782,216	843,971
Goodwill and other intangibles	(265,959)	(265,767)
Tangible common stockholders' equity	$516,257	$578,204
Common shares outstanding	23,370,515	24,053,585
Tangible book value per share	$22.09	$24.04

Total assets at end of period	$5,628,185	$5,333,783
Goodwill and other intangibles	(265,959)	(265,767)
Tangible assets at period end	$5,362,226	$5,068,016
Tangible common stockholders' equity ratio	9.63%	11.41%
Results of Operations
Three months ended March 31, 2023 compared with three months ended March 31, 2022.
Net Income
We earned net income of $11.0 million for the three months ended March 31, 2023 compared to net income of $24.3 million for the three months ended March 31, 2022, a decrease of $13.3 million. The decrease in net income was driven by a $10.7 million increase in noninterest expense, a $6.7 million decrease in net interest income, a $2.1 million increase in credit loss expense and a $0.1 million decrease in noninterest income partially offset by a $6.3 million decrease in income tax expense.
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

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	260,508	2,994	4.66%	273,742	128	0.19%
Taxable securities	295,353	4,029	5.53%	170,051	1,083	2.58%
Tax-exempt securities	13,142	84	2.59%	14,789	95	2.61%
FHLB and other restricted stock	9,951	125	5.09%	9,993	76	3.08%
Loans (1)	4,110,129	93,442	9.22%	4,813,857	102,053	8.60%
Total interest earning assets	4,689,083	100,674	8.71%	5,282,432	103,435	7.94%
Noninterest earning assets:
Cash and cash equivalents	94,401			69,159
Other noninterest earning assets	526,540			491,728
Total assets	5,310,024			5,843,319
Interest bearing liabilities:
Deposits:
Interest bearing demand	836,309	570	0.28%	837,682	443	0.21%
Individual retirement accounts	65,182	85	0.53%	82,692	104	0.51%
Money market	498,083	1,130	0.92%	538,553	282	0.21%
Savings	544,939	309	0.23%	509,986	191	0.15%
Certificates of deposit	299,148	555	0.75%	518,399	584	0.46%
Brokered time deposits	99,182	550	2.25%	18,401	3	0.07%
Other brokered deposits	278	3	4.38%	210,002	(46)	(0.09)%
Total interest bearing deposits	2,343,121	3,202	0.55%	2,715,715	1,561	0.23%
Federal Home Loan Bank advances	138,778	1,747	5.11%	63,889	41	0.26%
Subordinated notes	107,901	1,309	4.92%	107,039	1,299	4.92%
Junior subordinated debentures	41,227	1,034	10.17%	40,661	454	4.53%
Other borrowings	2,620	—	—%	5,090	1	0.08%
Total interest bearing liabilities	2,633,647	7,292	1.12%	2,932,394	3,356	0.46%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,704,778			1,938,667
Other liabilities	113,487			91,309
Total equity	858,112			880,949
Total liabilities and equity	5,310,024			5,843,319
Net interest income		93,382			100,079
Interest spread (2)			7.59%			7.48%
Net interest margin (3)			8.08%			7.68%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$2,916,614	$52,538	7.31%	$3,032,745	$40,847	5.46%
Factoring receivables	1,110,203	38,157	13.94%	1,614,462	56,374	14.16%
Payments receivables	83,312	2,747	13.37%	166,650	4,832	11.76%
Total loans	$4,110,129	$93,442	9.22%	$4,813,857	$102,053	8.60%
We earned net interest income of $93.4 million for the three months ended March 31, 2023 compared to $100.1 million for the three months ended March 31, 2022, a decrease of $6.7 million, or 6.7%, primarily driven by the following factors.
Interest income decreased $2.8 million, or 2.7%, due to a decrease in average interest earning assets of $593.3 million, or 11.2%, and a decrease in average total loans of $703.7 million, or 14.6%. The average balance of our higher yielding Factoring factored receivables decreased $504.3 million, or 31.2%, partially driving the decrease in interest income along with a decrease in average Payments factored receivables. Average Banking loans decreased $116.1 million, or 3.8% due to decreases in the average balances of all Banking loan types except for general commercial, commercial real estate, residential real estate, mortgage warehouse, and liquid credit. The across the board decreases in average earning assets was partially offset by higher average rates discussed below. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $718.8 million for the three months ended March 31, 2023 compared to $636.7 million for the three months ended March 31, 2022. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit. We recognized discount accretion on purchased loans of $1.8 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.
Interest expense increased $3.9 million, or 117.3%, despite a decrease in average interest-bearing liabilities. More specifically, average total interest bearing deposits decreased $372.6 million, or 13.7%. Average noninterest bearing demand deposits decreased $233.9 million. The change in interest expense period over period was also driven by higher average rates discussed below.
Net interest margin increased to 8.08% for the three months ended March 31, 2023 from 7.68% for the three months ended March 31, 2022, an increase of 40 basis points or 5.2%.
The increase in our net interest margin was impacted by an increase in our yield on interest earning assets of 77 basis points to 8.71% for the three months ended March 31, 2023. This increase was primarily driven by higher yields on loans which increased 62 basis points to 9.22% for the same period. Factoring yield decreased period over period; however, average Factoring factored receivables as a percentage of the total loan portfolio decreased which cushioned the downward impact on total loan yield. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, were 95% and 90% of our Factoring portfolio at March 31, 2023 and 2022, respectively. Banking and Payments yields also increased period over period. Non-loan yields were generally higher period over period.
The increase in our net interest margin was also impacted by an increase in our average cost of interest bearing liabilities of 66 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	March 31, 2023 vs. 2022
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$3,018	$(152)	$2,866
Taxable securities	1,237	1,709	2,946
Tax-exempt securities	—	(11)	(11)
FHLB and other restricted stock	50	(1)	49
Loans	7,388	(15,999)	(8,611)
Total interest income	11,693	(14,454)	(2,761)
Interest bearing liabilities:
Interest bearing demand	128	(1)	127
Individual retirement accounts	4	(23)	(19)
Money market	940	(92)	848
Savings	98	20	118
Certificates of deposit	378	(407)	(29)
Brokered time deposits	99	448	547
Other brokered deposits	2,312	(2,263)	49
Total interest bearing deposits	3,959	(2,318)	1,641
Federal Home Loan Bank advances	763	943	1,706
Subordinated notes	—	10	10
Junior subordinated debentures	566	14	580
Other borrowings	(1)	—	(1)
Total interest expense	5,287	(1,351)	3,936
Change in net interest income	$6,406	$(13,103)	$(6,697)
Credit Loss Expense
Credit loss expense is the amount of expense that, based on our judgment, is required to maintain the allowances for credit losses (“ACL”) at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the Company’s 2022 Form 10-K for detailed discussion regarding ACL methodologies for available for sale debt securities, held to maturity securities and loans held for investment.
The following table presents the major categories of credit loss expense:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Credit loss expense (benefit) on loans	$1,653	$864	$789	91.3%
Credit loss expense (benefit) on off balance sheet credit exposures	819	(736)	1,555	211.3%
Credit loss expense (benefit) on held to maturity securities	141	373	(232)	(62.2)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$2,613	$501	$2,112	421.6%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At March 31, 2023 and December 31, 2022, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended March 31, 2023. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2023 and December 31, 2021, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At March 31, 2023 and December 31, 2022, the Company carried $6.5 million of these HTM securities at amortized cost. The required ACL on these balances was $2.6 million at March 31, 2023 and $2.4 million at December 31, 2022, resulting in $0.1 million of credit loss expense during the current quarter. Credit loss expense during the three months ended March 31, 2022 was $0.4 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of March 31, 2023. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $42.2 million as of March 31, 2023, compared to $42.8 million as of December 31, 2022, representing an ACL to total loans ratio of 0.98% and 1.04% respectively.
Our credit loss expense on loans increased $0.8 million, or 91.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
During the three months ended March 31, 2023, we decreased our reserve on Over-Formula Advance clients reflecting payment made during the quarter. This resulted in a benefit to credit loss expense of $0.4 million. We continue to reserve the full balance of the Over-Formula Advance clients at March 31, 2023 which totals $7.8 million.
The increase in credit loss expense was primarily driven by changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses. This resulted in credit loss expense of $0.4 million for the three months ended March 31, 2023 compared to a benefit of $1.0 million during the same period a year ago.
The increase in credit loss expense was also driven by increased net charge-offs during the period. Net charge-offs during the three months ended March 31, 2023 were $2.2 million compared to $1.5 million during the same period a year ago. Both net charge-off amounts were fully reserved in the respective prior periods and such specific reserves are included in the discussion of changes in specific reserves below.
Changes in loan volume and mix had no material impact on credit loss expense during the three months ended March 31, 2023 while such changes resulted in a benefit of $0.5 million during the same period a year ago.
The increased credit loss expense was partially offset by changes in new specific reserves. Such specific reserves decreased $0.9 million during the three months ended March 31, 2023 compared to an increase of $0.9 million during the same period a year ago.
Credit loss expense for off balance sheet credit exposures increased $1.5 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed and increased underlying outstanding commitments to fund period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Service charges on deposits	$1,713	$1,963	$(250)	(12.7)%
Card income	1,968	2,011	(43)	(2.1)%
Net OREO gains (losses) and valuation adjustments	—	(132)	132	100.0%
Net gains (losses) on sale of loans	(84)	(66)	(18)	(27.3)%
Fee income	6,150	5,703	447	7.8%
Insurance commissions	1,593	1,672	(79)	(4.7)%
Other	(318)	(30)	(288)	(960.0)%
Total noninterest income	$11,022	$11,121	$(99)	(0.9)%
Noninterest income decreased $0.1 million, or 0.9%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $0.4 million, or 7.8%, due to a $0.3 million increase in early termination fees at our Factoring segment and a $0.7 million increase in fees earned by TriumphPay Audit during the three months ended March 31, 2023 compared to the same period a year ago.
•Other. Other noninterest income decreased $0.3 million primarily driven by a write down our revenue share asset, which is carried at fair value, of $0.6 million during the same period.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$54,686	$46,284	$8,402	18.2%
Occupancy, furniture and equipment	6,703	6,436	267	4.1%
FDIC insurance and other regulatory assessments	345	411	(66)	(16.1)%
Professional fees	3,085	3,659	(574)	(15.7)%
Amortization of intangible assets	2,850	3,108	(258)	(8.3)%
Advertising and promotion	1,344	1,202	142	11.8%
Communications and technology	10,852	9,112	1,740	19.1%
Travel and entertainment	1,898	1,101	797	72.4%
Other	7,518	7,251	267	3.7%
Total noninterest expense	$89,281	$78,564	$10,717	13.6%
Noninterest expense increased $10.7 million, or 13.6%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $8.4 million, or 18.2%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Further, the size of our workforce increased period over period due to organic growth within the Company. Our average full-time equivalent employees were 1,459.8 and 1,291.0 for the three months ended March 31, 2023 and 2022, respectively. Further, accruals for bonus expense were $1.5 million higher period over period and compensation for temporary contract labor increased $1.7 million. Stock based compensation expense included in salaries and employee benefits expense decreased $1.7 million period over period. Sales commissions, primarily related to our operations at Triumph Financial Services and TriumphPay, decreased $1.5 million period over period.
•Professional Fees. Professional fees decreased $0.6 million, or 15.7%, primarily due to a $0.4 million decrease in legal and consulting fees period over period.

•Communication and Technology. Communication and technology increased $1.7 million, or 19.1%, primarily as a result of increased spending on IT security, IT consulting, and IT license and software maintenance to develop efficiency in our operations and improve the functionality of our technology platforms period over period.
•Travel and Entertainment. Travel and entertainment expense increased $0.8 million, or 72.4%, primarily due to increased activities in this area.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $0.3 million, or 3.7%. There were no notable variances in other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $6.3 million, from $7.8 million for the three months ended March 31, 2022 to $1.5 million for the three months ended March 31, 2023. The effective tax rate was 12% for the three months ended March 31, 2023, compared to 24% for the three months ended March 31, 2022. The decrease in the effective tax rate period over period was primarily driven by the performance based performance stock units windfall that was recorded during the three months ended March 31, 2023 as those related shares vested during the period.
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
Prior to March 31, 2023, the majority of salaries and benefits expense for our executive leadership team, as well as other selling, general, and administrative shared services costs including human resources, accounting, finance, risk management and a significant amount of information technology expense, were allocated to the Banking segment. During the quarter ended March 31, 2023 management began allocating such shared service costs to its Corporate segment. We continue to make considerable investments in shared services that benefit the entire organization and by moving such expenses to the Corporate segment, our chief operating decision maker and investors now have greater visibility into the operating performance of each reportable segment. Prior periods were revised to reflect such allocations and achieve appropriate comparability.
Separately, prior to March 31, 2023, intersegment interest expense was allocated to the Factoring and Payments segments (when the Payments segment is not self-funded) based on a rolling average of Federal Home Loan Bank advance rates. When the Payments segment was self-funded with funding in excess of its factored receivables, intersegment interest income was allocated based on the Federal Funds effective rate. During the quarter ended March 31, 2023, we began allocating intersegment interest expense to the Factoring and Payments segments based on one-month term SOFR for their funding needs. When the Payments segment is self-funded, with funding in excess of its factored receivables, intersegment interest income will continue to be allocated based on the Federal Funds effective rate. Management believes that such intersegment interest allocations are more intuitive in the current interest rate environment. Prior periods were revised to reflect such allocations and achieve appropriate comparability.

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. Other than the changes to allocations discussed above, the accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2022 Form 10-K. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by Triumph Financial Services.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended March 31, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$59,726	$38,157	$2,747	$44	$100,674
Intersegment interest allocations	7,612	(9,154)	1,542	—	—
Total interest expense	4,948	—	—	2,344	7,292
Net interest income (expense)	62,390	29,003	4,289	(2,300)	93,382
Credit loss expense (benefit)	1,923	549	—	141	2,613
Net interest income after credit loss expense	60,467	28,454	4,289	(2,441)	90,769
Noninterest income	5,673	1,313	3,972	64	11,022
Noninterest expense	32,240	21,769	15,417	19,855	89,281
Net income (loss) before income tax expense	$33,900	$7,998	$(7,156)	$(22,232)	$12,510

(Dollars in thousands)
Three Months Ended March 31, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$42,183	$56,374	$4,832	$46	$103,435
Intersegment interest allocations	605	(552)	(53)	—	—
Total interest expense	1,603	—	—	1,753	3,356
Net interest income (expense)	41,185	55,822	4,779	(1,707)	100,079
Credit loss expense (benefit)	(2,870)	1,949	354	1,068	501
Net interest income after credit loss expense	44,055	53,873	4,425	(2,775)	99,578
Noninterest income	5,971	1,871	3,242	37	11,121
Noninterest expense	28,612	22,131	14,333	13,488	78,564
Net income (loss) before income tax expense	$21,414	$33,613	$(6,666)	$(16,226)	$32,135

(Dollars in thousands)
March 31, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,233,980	$1,185,543	$354,049	$1,015,471	$(2,160,858)	$5,628,185
Gross loans	$3,751,776	$1,096,071	$82,033	$—	$(619,874)	$4,310,006

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,910,628	$1,260,209	$371,948	$1,061,662	$(2,270,664)	$5,333,783
Gross loans	$3,572,716	$1,151,727	$85,722	$—	$(689,874)	$4,120,291

Banking

(Dollars in thousands)	Three Months Ended March 31,
Banking	2023	2022	$ Change	% Change
Total interest income	$59,726	$42,183	$17,543	41.6%
Intersegment interest allocations	7,612	605	7,007	1,158.2%
Total interest expense	4,948	1,603	3,345	208.7%
Net interest income (expense)	62,390	41,185	21,205	51.5%
Credit loss expense (benefit)	1,923	(2,870)	4,793	167.0%
Net interest income after credit loss expense	60,467	44,055	16,412	37.3%
Noninterest income	5,673	5,971	(298)	(5.0)%
Noninterest expense	32,240	28,612	3,628	12.7%
Operating income (loss)	$33,900	$21,414	$12,486	58.3%
Our Banking segment’s operating income increased $12.5 million, or 58.3%.
Total interest income increased $17.5 million, or 41.6%, at our Banking segment due to an increase in average interest earning Banking assets. Additionally, the increase in interest income was driven by an increase in yields on interest earning assets at our Banking segment. Average loans in our Banking segment, excluding intersegment loans, decreased 3.8% from $3.033 billion for the three months ended March 31, 2022 to $2.917 billion for the three months ended March 31, 2023; however average balances of other interest earning assets at our Banking segment increased period over period. The decrease in average loan balances reflects decreases in the average balances of all Banking segment loan types except for general commercial, commercial real estate, residential real estate, mortgage warehouse, and liquid credit. Intersegment interest income allocated to our Banking segment increased period over period due to an increased interest rate charged to our Factoring segment consistent with increased interest rates experienced in the macro economy period over period.
Interest expense increased despite a decrease in average interest-bearing liabilities including a decrease in average total interest bearing deposits period over period. This increase was driven by higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $1.1 million for the three months ended March 31, 2023 compared to a benefit to credit loss expense on loans of $2.0 million for the three months ended March 31, 2022. The increase in credit loss expense was the result of changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period, increased specific reserves period over period, and changes in the volume and mix of the Banking segment's loan portfolio. Net charge-off activity did not have a material impact on credit loss expense at our Banking segment period over period.
Credit loss expense for off balance sheet credit exposures increased $1.5 million, from a benefit of $0.7 million for the three months ended March 31, 2022 to $0.8 million for the three months ended March 31, 2023, primarily due to the changes in the assumptions used to project the loss rates and increases in outstanding commitments to fund period over period.
There were no significant changes within the components of noninterest income at our Banking segment period over period.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. The increase in noninterest expense was also driven by increased communications and information technology spend. Remaining fluctuations in the individual components of noninterest expense at our Banking segment were insignificant period over period.

Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has increased $249.1 million, or 8.6%, to $3.132 billion as of March 31, 2023. The following table sets forth our banking loans:

(Dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Banking
Commercial real estate	$695,160	$678,144	$17,016	2.5%
Construction, land development, land	98,311	90,976	7,335	8.1%
1-4 family residential	132,010	125,981	6,029	4.8%
Farmland	67,596	68,934	(1,338)	(1.9)%
Commercial - General	319,978	316,364	3,614	1.1%
Commercial - Paycheck Protection Program	52	55	(3)	(5.5)%
Commercial - Agriculture	38,637	48,494	(9,857)	(20.3)%
Commercial - Equipment	483,911	454,117	29,794	6.6%
Commercial - Asset-based lending	230,326	229,754	572	0.2%
Commercial - Liquid Credit	167,048	202,326	(35,278)	(17.4)%
Consumer	8,913	8,868	45	0.5%
Mortgage Warehouse	889,960	658,829	231,131	35.1%
Total banking loans	$3,131,902	$2,882,842	$249,060	8.6%
Factoring

(Dollars in thousands)	Three Months Ended March 31,
Factoring	2023	2022	$ Change	% Change
Total interest income	$38,157	$56,374	$(18,217)	(32.3)%
Intersegment interest allocations	(9,154)	(552)	(8,602)	(1,558.3)%
Total interest expense	—	—	—	—
Net interest income (expense)	29,003	55,822	(26,819)	(48.0)%
Credit loss expense (benefit)	549	1,949	(1,400)	(71.8)%
Net interest income (expense) after credit loss expense	28,454	53,873	(25,419)	(47.2)%
Noninterest income	1,313	1,871	(558)	(29.8)%
Noninterest expense	21,769	22,131	(362)	(1.6)%
Net income (loss) before income tax expense	$7,998	$33,613	$(25,615)	(76.2)%

	Three Months Ended March 31,
	2023	2022
Factored receivable period end balance	$1,096,071,000	$1,666,530,000
Yield on average receivable balance	13.94%	14.16%
Current quarter charge-off rate	0.19%	0.04%
Factored receivables - transportation concentration	95%	90%

Interest income, including fees	$38,157,000	$56,374,000
Non-interest income	1,313,000	1,871,000
Factored receivable total revenue	39,470,000	58,245,000
Average net funds employed	976,216,000	1,451,984,000
Yield on average net funds employed	16.40%	16.27%

Accounts receivable purchased	$2,927,104,000	$4,041,883,000
Number of invoices purchased	1,491,763	1,604,012
Average invoice size	$1,962	$2,520
Average invoice size - transportation	$1,911	$2,401
Average invoice size - non-transportation	$5,205	$5,495
Metrics above include assets and deposits held for sale.
Our Factoring segment’s operating income decreased $25.6 million, or 76.2%.
Our average invoice size decreased 22.1% from $2,520 for the three months ended March 31, 2022 to $1,962 for the three months ended March 31, 2023. Additionally, the number of invoices purchased decreased 7.0% period over period.
Net interest income at our Factoring segment decreased period over period. Overall average net funds employed (“NFE”) decreased 32.8% during the three months ended March 31, 2023 compared to the same period in 2022. The decrease in average NFE was the result of decreased invoice purchase volume and decreased average invoice sizes. Those, in turn, resulted from a softening transportation market. See further discussion under the Recent Developments: Trucking Transportation section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 95% at March 31, 2023 and 90% at March 31, 2022.
Credit loss expense at our Factoring segment decreased period over period, primarily due to a reduction in specific reserves and a reduction of period end volume of the factoring portfolio period over period. The reduction in credit loss expense was partially offset by increased net charge-offs. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period.
Noninterest income at our Factoring segment decreased period over period due to a $0.6 million write down on the fair value of our revenue share asset partially offset by a $0.3 million increase in early termination fees. Remaining fluctuations in the individual components of noninterest income at our Factoring segment were insignificant period over period.
Noninterest expense decreased primarily due to a decrease in salary and benefits expense driven mainly by a decrease in stock compensation. The decrease was partially offset by an increase in communications and technology expense as a result of increased spending on information technology to develop security and efficiency in our Factoring segment and improve the functionality of our technology platforms. Remaining fluctuations in the individual components of noninterest expense at our Factoring segment were insignificant period over period.

Payments

(Dollars in thousands)	Three Months Ended March 31,
Payments	2023	2022	$ Change	% Change
Total interest income	$2,747	$4,832	$(2,085)	(43.1)%
Intersegment interest allocations	1,542	(53)	1,595	3009.4%
Total interest expense	—	—	—	—%
Net interest income (expense)	4,289	4,779	(490)	(10.3)%
Credit loss expense (benefit)	—	354	(354)	(100.0)%
Net interest income after credit loss expense	4,289	4,425	(136)	(3.1)%
Noninterest income	3,972	3,242	730	22.5%
Noninterest expense	15,417	14,333	1,084	7.6%
Net income (loss) before income tax expense	$(7,156)	$(6,666)	$(490)	(7.4)%

	Three Months Ended March 31,
	2023	2022
Factored receivable period end balance	$82,033,000	$178,879,000

Interest income	$2,747,000	$4,832,000
Intersegment interest income	1,542,000	—
Noninterest income	3,972,000	3,242,000
Total revenue	$8,261,000	$8,074,000

Operating income (loss)	$(7,156,000)	$(6,666,000)
Intersegment interest expense	—	53,000
Depreciation and software amortization expense	193,000	108,000
Intangible amortization expense	1,548,000	1,490,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(5,415,000)	$(5,015,000)

EBITDA margin	(66)%	(62)%

Number of invoices processed	4,260,654	3,982,879
Amount of payments processed	$5,030,548,000	$5,700,759,000
Network invoice volume	159,353	52,182
Network payment volume	$289,667,000	$129,569,000
Our Payments segment's operating loss increased $0.5 million, or 7.4%.
The number of invoices processed by our Payments segment increased 7.0% from 3,982,879 for the three months ended March 31, 2022 to 4,260,654 for the three months ended March 31, 2023, and the amount of payments processed decreased 11.8% from $5.701 billion for the three months ended March 31, 2022 to $5.031 billion for the three months ended March 31, 2023 driven by lower average invoice prices.
We began processing network transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended March 31, 2023, we processed 159,353 network invoices representing a network payment volume of $289.7 million. During the three months ended March 31, 2022, we processed 52,182 network invoices representing a network payment volume of $129.6 million.
Net interest income decreased due to decreased factoring activity partially offset by increased yields at our Payments segment period over period and intersegment interest allocation.

Noninterest income increased due to a $0.7 million increase in payment fees earned by TriumphPay during the three months ended March 31, 2023 compared to the same period a year ago.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense driven by increased headcount, merit increases for existing employees, higher health insurance benefit costs, incentive compensation, stock based compensation and 401(k) expense. Additionally at our Payments segment, communications and technology expense and travel and entertainment expense increased period over period. These increases were partially offset by decreased professional fees. We continue to invest in the operations of TriumphPay.
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
Corporate

(Dollars in thousands)	Three Months Ended March 31,
Corporate	2023	2022	$ Change	% Change
Total interest income	$44	$46	$(2)	(4.3)%
Intersegment interest allocations	—	—	—	—
Total interest expense	2,344	1,753	591	33.7%
Net interest income (expense)	(2,300)	(1,707)	(593)	(34.7)%
Credit loss expense (benefit)	141	1,068	(927)	(86.8)%
Net interest income (expense) after credit loss expense	(2,441)	(2,775)	334	12.0%
Other noninterest income	64	37	27	73.0%
Noninterest expense	19,855	13,488	6,367	47.2%
Net income (loss) before income tax expense	$(22,232)	$(16,226)	$(6,006)	(37.0)%
The Corporate segment reported an operating loss of $22.2 million for the three months ended March 31, 2023 compared to an operating loss of $16.2 million for the three months ended March 31, 2022. The increased operating loss was driven by increased noninterest expense which was the result of increased salaries and benefits expense due to due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Further, the size of our workforce increased period over period due to organic growth within the Company. Additionally, travel and entertainment expense increased due to an increase in such activities. There were no other material fluctuations in the operating results of our Corporate segment period over period.
Financial Condition
Assets
Total assets were $5.628 billion at March 31, 2023, compared to $5.334 billion at December 31, 2022, an increase of $294.4 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.310 billion at March 31, 2023, compared with $4.120 billion at December 31, 2022.

The following table shows our total loan portfolio by portfolio segments:

	March 31, 2023		December 31, 2022		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$695,160	16%	$678,144	16%	$17,016	2.5%
Construction, land development, land	98,311	2%	90,976	2%	7,335	8.1%
1-4 family residential	132,010	3%	125,981	3%	6,029	4.8%
Farmland	67,596	2%	68,934	2%	(1,338)	(1.9%)
Commercial	1,239,952	29%	1,251,110	30%	(11,158)	(0.9%)
Factored receivables	1,178,104	27%	1,237,449	31%	(59,345)	(4.8%)
Consumer	8,913	—%	8,868	—%	45	0.5%
Mortgage warehouse	889,960	21%	658,829	16%	231,131	35.1%
Total Loans	$4,310,006	100%	$4,120,291	100%	$189,715	4.6%
Commercial Real Estate Loans. Our commercial real estate loans increased $17.0 million, or 2.5%, due to new origination activity that outpaced paydowns.
Construction and Development Loans. Our construction and development loans increased $7.3 million, or 8.1%, due to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans increased $6.0 million, or 4.8%, due to new origination activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $1.3 million, or 1.9%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment decreased $11.2 million, or 0.9%, due to a decrease in period end liquid credit balances partially offset by increased equipment lending. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $3.6 million, or 1.1%.
The following table shows our commercial loans:

(Dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Commercial
Equipment	$483,911	$454,117	$29,794	6.6%
Asset-based lending	230,326	229,754	572	0.2%
Liquid credit	167,048	202,326	(35,278)	(17.4%)
Paycheck Protection Program loans	52	55	(3)	(5.5%)
Agriculture	38,637	48,494	(9,857)	(20.3%)
Other commercial lending	319,978	316,364	3,614	1.1%
Total commercial loans	$1,239,952	$1,251,110	$(11,158)	(0.9%)
Factored Receivables. Our factored receivables decreased $59.3 million, or 4.8% due to a slowing freight market. At March 31, 2023, the balance of the Over-Formula Advance Portfolio included in factored receivables was $7.8 million. At March 31, 2023, the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans increased $0.0 million, or 0.5%, with no material activity during the period.
Mortgage Warehouse. Our mortgage warehouse facilities increased $231.1 million, or 35.1%, due to increased utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $718.8 million for the three months ended March 31, 2023 compared to $636.7 million for the three months ended March 31, 2022.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	March 31, 2023
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$235,726	$392,438	$64,634	$2,362	$695,160
Construction, land development, land	67,166	27,486	3,659	—	98,311
1-4 family residential	9,061	28,683	16,023	78,243	132,010
Farmland	10,580	27,274	25,759	3,983	67,596
Commercial	313,705	875,865	50,382	—	1,239,952
Factored receivables	1,178,104	—	—	—	1,178,104
Consumer	1,390	6,623	893	7	8,913
Mortgage warehouse	889,960	—	—	—	889,960
	$2,705,692	$1,358,369	$161,350	$84,595	$4,310,006

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$261,725	$5,954	$506
Construction, land development, land		3,101	301	—
1-4 family residential		20,355	8,173	5,808
Farmland		18,565	1,045	—
Commercial		609,778	39,475	—
Factored receivables		—	—	—
Consumer		6,579	893	7
Mortgage warehouse		—	—	—
		$920,103	$55,841	$6,321
Floating interest rates
Commercial real estate		$130,713	$58,680	$1,856
Construction, land development, land		24,385	3,358	—
1-4 family residential		8,328	7,850	72,435
Farmland		8,709	24,714	3,983
Commercial		266,087	10,907	—
Factored receivables		—	—	—
Consumer		44	—	—
Mortgage warehouse		—	—	—
		$438,266	$105,509	$78,274

Total		$1,358,369	$161,350	$84,595
As of March 31, 2023, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (23%), Colorado (11%), Illinois (10%), and Iowa (6%) make up 50% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2022, the states of Texas (23%), Illinois (11%), Colorado (11%), and Iowa (6%) made up 51% of the Company’s gross loans, excluding factored receivables.

Further, a majority (96%) of our factored receivables, including factored receivables held for sale, representing approximately 26% of our total loan portfolio as of March 31, 2023, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2022, 96% of our factored receivables, representing approximately 29% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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
The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. We classify nonperforming assets as nonaccrual loans and securities, factored receivables greater than 90 days past due, OREO, and other repossessed assets. Additionally, we consider the portion of the Over-Formula Advance Portfolio that is not covered by Covenant's indemnification to be nonperforming (reflected in nonperforming loans - factored receivables). The balances of nonperforming loans reflect the recorded investment in these assets, including deductions for purchase discounts.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Nonperforming loans:
Commercial real estate	$2,598	$871
Construction, land development, land	—	150
1-4 family residential	1,226	1,391
Farmland	654	400
Commercial	13,529	15,896
Factored receivables	25,401	29,431
Consumer	89	91
Mortgage warehouse	—	—
Total nonperforming loans	43,497	48,230
Held to maturity securities	4,962	5,051
Other real estate owned, net	—	—
Other repossessed assets	1,030	1,300
Total nonperforming assets	$49,489	$54,581

Nonperforming assets to total assets	0.88%	1.02%
Nonperforming loans to total loans held for investment	1.01%	1.17%
Total past due loans to total loans held for investment	1.67%	2.53%
Nonperforming loans decreased $4.7 million, or 9.8%, due to a $3.3 million nonperforming equipment loan paydown, a $3.0 million paydown of a nonperforming liquid credit loan and a $4.0 million reduction in nonperforming factored receivables. These decreases were offset by the addition of a $2.4 million liquid credit loan secured by enterprise value, a $1.8 million equipment loan securitized by transportation equipment, a $1.6 million commercial and industrial general loan secured by equipment and real estate, and a $1.1 million commercial real estate loan secured by real estate. The entire $19.4 million of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment decreased to 1.01% at March 31, 2023 from 1.17% December 31, 2022.

Our ratio of nonperforming assets to total assets decreased to 0.88% at March 31, 2023 from 1.02% December 31, 2022. This is due to the aforementioned loan activity and changes in our period end total assets. Additionally, the amortized cost basis of our HTM CLO securities considered to be nonaccrual decreased $0.1 million during the year.
Past due loans to total loans held for investment decreased to 1.67% at March 31, 2023 from 2.53% at December 31, 2022, as a result of the aforementioned loan activity and a decrease in past due factored receivables. Both the $7.8 million acquired factoring Over-Formula Advance balance and the $19.4 million Misdirected Payments balance are considered greater than 90 days past due at March 31, 2023.
Allowance for Credit Losses on Loans
The ACL is a valuation allowance estimated at each balance sheet date in accordance with US GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See Note 1 of the Company’s 2022 Form 10-K and notes to the consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in the Company’s judgment, should be charged-off.
Loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of collateral dependent loans and factored invoices greater than 90 days past due with negative cash reserves.
The following table sets forth the ACL by category of loan:

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$4,292	16%	0.62%	$4,459	16%	0.66%
Construction, land development, land	1,139	2%	1.16%	1,155	2%	1.27%
1-4 family residential	1,004	3%	0.76%	838	3%	0.67%
Farmland	472	2%	0.70%	483	2%	0.70%
Commercial	16,683	29%	1.35%	15,918	30%	1.27%
Factored receivables	17,581	27%	1.49%	19,121	31%	1.55%
Consumer	185	—%	2.08%	175	—%	1.97%
Mortgage warehouse	889	21%	0.10%	658	16%	0.10%
Total Loans	$42,245	100%	0.98%	$42,807	100%	1.04%
The ACL decreased $0.6 million, or 1.3%. This decrease reflects net charge-offs of $2.2 million and credit loss expense of $1.7 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At quarter end, our entire remaining Over-Formula Advance position was down from $8.2 million at December 31, 2022 to $7.8 million at March 31, 2023 and the entire balance at March 31, 2023 was fully reserved. At March 31, 2023, the Misdirected Payments amount was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2023.
A driver of the change in ACL is slight projected deterioration of the loss drivers that the Company forecasted to calculate expected losses at March 31, 2023 as compared to December 31, 2022. It had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $0.4 million of ACL period over period.

The Company uses the discounted cash flow (DCF) method to estimate ACL for the commercial real estate, construction, land development, land, 1-4 family residential, commercial (excluding liquid credit and PPP), and consumer loan pools. For all loan pools utilizing the DCF method, the Company utilizes and forecasts national unemployment as a loss driver. The Company also utilizes and forecasts either one-year percentage change in national retail sales (commercial real estate – non multifamily, commercial general, commercial agriculture, commercial asset-based lending, commercial equipment finance, consumer), one-year percentage change in the national home price index (1-4 family residential and construction, land development, land), or one-year percentage change in national gross domestic product (commercial real estate – multifamily) as a second loss driver depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Consistent forecasts of the loss drivers are used across the loan segments. The Company also forecasts prepayments speeds for use in the DCF models with higher prepayment speeds resulting in lower required ACL levels and vice versa for shorter prepayment speeds. These assumed prepayment speeds are based upon our historical prepayment speeds by loan type adjusted for the expected impact of the future interest rate environment. The impact of these assumed prepayment speeds is lesser in magnitude than the aforementioned loss driver assumptions.
For all DCF models at March 31, 2023, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2023 as compared to December 31, 2022, the Company forecasted a slight decrease national unemployment, a steeper decrease in one-year percentage change in national retail sales, a steeper decrease in one-year percentage change in the national home price index, and a minimal change in one-year percentage change in national gross domestic product. At March 31, 2023 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a near-zero level in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage changes in national home price index and national gross domestic product, the Company projected declines over the last three projected quarters to negative levels below recent actual periods. At March 31, 2023, the Company slowed its historical prepayment speeds in response to the expected interest rate environment in the macro economy.
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
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Allowance for credit losses on loans	$42,245	$42,807
Total loans held for investment	$4,310,006	$4,120,291
Allowance to total loans held for investment	0.98%	1.04%

Nonaccrual loans	$18,096	$18,296
Total loans held for investment	$4,310,006	$4,120,291
Nonaccrual loans to total loans held for investment	0.42%	0.44%

Allowance for credit losses on loans	$42,245	$42,807
Nonaccrual loans	$18,096	$18,296
Allowance for credit losses to nonaccrual loans	233.45%	233.97%

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$(70)	$686,183	(0.01)%	$94	$633,372	0.01%
Construction, land development, land	(1)	97,629	—%	(1)	124,350	—%
1-4 family residential	3	129,292	—%	(3)	125,417	—%
Farmland	—	68,355	—%	—	75,172	—%
Commercial	182	1,196,585	0.02%	663	1,418,623	0.05%
Factored receivables	2,090	1,193,515	0.18%	679	1,781,112	0.04%
Consumer	11	9,630	0.11%	92	10,703	0.86%
Mortgage warehouse	—	718,759	—%	—	636,709	—%
Total Loans	$2,215	$4,099,948	0.05%	$1,524	$4,805,458	0.03%
Quarter to date net loans charged off increased $0.7 million with no individually significant charge-offs in either period.
Securities
As of March 31, 2023 and December 31, 2022, we held equity securities with readily determinable fair values of $4.5 million and $5.2 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of March 31, 2023, we held debt securities classified as available for sale with a fair value of $317.1 million, an increase of $62.6 million from $254.5 million at December 31, 2022. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Mortgage-backed securities, residential	$47,955	$50,633	$(2,678)	(5.3)%
Asset-backed securities	6,293	6,331	(38)	(0.6)%
State and municipal	13,417	13,438	(21)	(0.2)%
CLO Securities	246,869	181,011	65,858	36.4%
Corporate bonds	770	1,263	(493)	(39.0)%
SBA pooled securities	1,793	1,828	(35)	(1.9)%
	$317,097	$254,504	$62,593	24.6%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of March 31, 2023, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at March 31, 2023. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of March 31, 2023, we held investments classified as held to maturity with an amortized cost, net of ACL, of $3.9 million, a decrease of $0.2 million from $4.1 million at December 31, 2022. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at March 31, 2023.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of March 31, 2023
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$13	4.15%	$8,898	4.65%	$1,759	2.49%	$41,646	3.53%	$52,316	3.69%
Asset-backed securities	—	—%	—	—%	5,000	4.65%	1,333	6.22%	6,333	4.98%
State and municipal	829	2.23%	1,949	3.07%	1,126	2.49%	9,558	2.50%	13,462	2.57%
CLO securities	—	—%	—	—%	69,930	7.01%	179,690	7.26%	249,620	7.19%
Corporate bonds	500	5.57%	—	—%	—	—%	269	5.07%	769	5.40%
SBA pooled securities	1	7.37%	—	—%	494	3.80%	1,369	3.36%	1,864	3.48%
Total available for sale securities	$1,343	3.50%	$10,847	4.37%	$78,309	6.68%	$233,865	6.36%	$324,364	6.36%

Held to maturity securities:	$—	—%	$—	—%	$6,453	2.44%	$—	—%	$6,453	2.44%
Liabilities
Total liabilities were $4.801 billion as of March 31, 2023, compared to $4.445 billion at December 31, 2022, an increase of $356.2 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Noninterest bearing demand	$1,727,749	$1,756,680	$(28,931)	(1.6%)
Interest bearing demand	818,382	856,512	(38,130)	(4.5%)
Individual retirement accounts	62,030	68,125	(6,095)	(8.9%)
Money market	488,064	508,534	(20,470)	(4.0%)
Savings	535,796	551,780	(15,984)	(2.9%)
Certificates of deposit	286,153	319,150	(32,997)	(10.3%)
Brokered time deposits	120,820	110,555	10,265	9.3%
Total Deposits	$4,038,994	$4,171,336	$(132,342)	(3.2%)
Our total deposits decreased $132.3 million, or 3.2%, primarily due to decreases in interest bearing demand deposits, certificates of deposit, noninterest bearing demand deposits, money market deposits and savings deposits. As of March 31, 2023, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 88% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 12% of total deposits.
At March 31, 2023 we held $59.0 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of March 31, 2023:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$17,522
Over 3 through 6 months	5,521
Over 6 through 12 months	17,392
Over 12 months	9,774
$50,209

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$836,309	0.28%	21%	$837,682	0.21%	18%
Individual retirement accounts	65,182	0.53%	2%	82,692	0.51%	2%
Money market	498,083	0.92%	12%	538,553	0.21%	12%
Savings	544,939	0.23%	13%	509,986	0.15%	11%
Certificates of deposit	299,148	0.75%	7%	518,399	0.46%	11%
Brokered time deposits	99,182	2.25%	2%	18,401	0.07%	—%
Other brokered deposits	278	4.38%	—%	210,002	(0.09)%	5%
Total interest bearing deposits	2,343,121	0.55%	57%	2,715,715	0.23%	59%
Noninterest bearing demand	1,704,778	—	43%	1,938,667	—	41%
Total deposits	$4,047,899	0.32%	100%	$4,654,382	0.14%	100%
The Company's deposit base is made up of approximately 78,000 customers with over 110,000 accounts spread across 63 locations in six states. Our deposit base is diverse in terms of both geography and industry, comprised largely of retail as well small-to-medium sized business customers. The majority of our deposits are FDIC insured, and we did not see any material deposit withdrawal activity in the wake of the March 2023 bank failures. The modest runoff we did see in the first quarter appears to be a continuation of the trend we have seen over the past several quarters: the normalizing of pandemic-era surge balances and the movement of rate-sensitive excess balances to other investments.
Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the three months ended March 31, 2023 and the year ended December 31, 2022:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Amount outstanding at end of period	$3,208	$340
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$2,620	$6,701
Weighted average interest rate during the period	0.03%	0.03%
Maximum month-end balance during the period	$3,208	$13,463
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.
FHLB Advances
The following provides a summary of our FHLB advances as of and for the three months ended March 31, 2023 and the year ended December 31, 2022:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Amount outstanding at end of period	$530,000	$30,000
Weighted average interest rate at end of period	5.11%	4.25%
Average amount outstanding during the period	138,778	69,658
Weighted average interest rate during the period	5.11%	1.19%
Highest month end balance during the period	530,000	230,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At March 31, 2023 and December 31, 2022, we had $311.3 million and $646.3 million, respectively, in unused and available advances from the FHLB.

Subordinated Notes
The following provides a summary of our subordinated notes as of March 31, 2023:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$38,936	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	69,080	2031	3.500%	9/01/2026	Three Month SOFR(1) plus 2.860%	$1,776
	$109,500	$108,016
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of March 31, 2023:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,523	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	13,465	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,778	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,890	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,910	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,733	July 2034	LIBOR + 2.75%
	$51,031	$41,299
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $41.3 million was allowed in the calculation of Tier I capital as of March 31, 2023.

Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $827.2 million as of March 31, 2023, compared to $889.0 million as of December 31, 2022, a decrease of $61.8 million. Stockholders’ equity decreased during this period primarily due to treasury stock purchases made under our accelerated share repurchase program, offset in part by our net income of $11.0 million.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2023, TBK Bank had $527.2 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with six unaffiliated banks totaling $202.5 million, with no amounts advanced against those lines. Additionally, as of March 31, 2023, we had $311.3 million in unused and available advances from the FHLB.
As the March bank failures and related speculation unfolded, we elected to add liquidity to our balance sheet out of an abundance of caution. We added an incremental $500 million of FHLB advances during the quarter, the majority of which was drawn in March. Maturities on these new advances are staggered through the second quarter. Note that we routinely utilize FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we will continue to do so.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2023. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - March 31, 2023
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Customer repurchase agreements	$3,208	$3,208	$—	$—	$—
Federal Home Loan Bank advances	530,000	500,000	—	30,000	—
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	37,587	5,588	10,658	9,630	11,711
Time deposits with stated maturity dates	469,003	411,815	47,556	9,592	40
Total contractual obligations	$1,200,329	$920,611	$58,214	$49,222	$172,282

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
Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses. Since December 31, 2022, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2022 Form 10-K.
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
The following table summarizes simulated change in net interest income versus unchanged rates as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	18.9%	23.5%	19.4%	24.9%
+300 basis points	14.2%	17.5%	14.5%	18.5%
+200 basis points	9.4%	11.6%	9.7%	12.2%
+100 basis points	4.7%	5.8%	4.8%	6.1%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(4.8%)	(6.0%)	(5.0%)	(6.2%)
-200 basis points	(10.0%)	(12.5%)	(10.4%)	(13.0%)

The following table presents the change in our economic value of equity as of March 31, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2023	December 31, 2022
+400 basis points	20.3%	20.0%
+300 basis points	16.2%	15.7%
+200 basis points	11.5%	10.9%
+100 basis points	6.2%	5.8%
Flat rates	0.0%	0.0%
-100 basis points	(6.9%)	(6.4%)
-200 basis points	(14.6%)	(13.7%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 1, 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement to repurchase $70,000,000 of the Company’s common stock. Under the terms of the ASR agreement, the Company received an initial delivery of 961,373 common shares representing approximately 80% of the expected total to be repurchased. Subject to certain adjustments pursuant to the ASR agreement, the final number of shares repurchased and delivered under the ASR agreement will be based on the volume weighted average share price of the Company’s common stock during the term of the transaction, which is expected to be completed in the second quarter of 2023. The ASR is part of the Company’s previously announced plan to repurchase up to $100,000,000 of the Company’s common stock and is within the remaining amount authorized by the Company’s Board of Directors pursuant to such plan. The following repurchases were made under this program during the three months ended March 31, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2023 — January 31, 2023	—	$—	—	76,300,000
February 1, 2023 — February 28, 2023	961,373	$58.25	961,373	20,300,000
March 1, 2023 — March 31, 2023	—	$—	—	20,300,000
Total	961,373	$58.25	961,373
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
In April 2023, TBK Bank d/b/a TriumphPay entered into an agreement (the “Highway Agreement”) with Highway App, Inc., a Delaware corporation (“Highway”), whereby TriumphPay would integrate with Highway’s carrier onboarding service and license certain information to Highway for the limited purpose of allowing Highway to develop and market certain fraud mitigation services to mutual clients of Highway and TriumphPay. In connection therewith, TriumphPay shall be entitled to a portion of any fees generated by Highway for such services. The Company is currently unable to estimate the amount of fees, if any, that will be generated pursuant to the Highway Agreement, as the fraud mitigation services are a newly developed product of Highway. Jordan Graft, brother of the Company’s Chief Executive Officer Aaron Graft, is the founder and majority shareholder of Highway. The Highway Agreement and the related transactions thereunder were approved by the Company’s Nominating and Corporate Governance Committee and were determined to be on terms no less favorable than could be obtained in an arms-length transaction, considering both Triumph’s revenue share from the sale of the fraud mitigation services and the benefits such services could provide TriumphPay in attracting and retaining clients. Neither Aaron Graft nor any of the Company’s other directors or executive officers have any investments in or other interests in Highway.
Item 6. Exhibits
Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 10, 2018.

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2022.

3.4	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.

3.5	Amendment No. 1 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on May 10, 2018.

3.6	Amendment No. 2 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 1, 2022.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	April 25, 2023	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	April 25, 2023	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer