Form 10-Q
period 2023-06-30
Triumph Financial, Inc.
filed 2023-07-20
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Common Stock — $0.01 par value, 23,275,655 shares, as of July 17, 2023.
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
June 30, 2023
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2023 and December 31, 2022
(Dollar amounts in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$78,270	$133,889
Interest bearing deposits with other banks	339,105	274,293
Total cash and cash equivalents	417,375	408,182
Securities - equity investments with readily determinable fair values	4,426	5,191
Securities - available for sale	303,779	254,504
Securities - held to maturity, net of allowance for credit losses of $2,876 and $2,444, respectively, fair value of $4,750 and $5,476, respectively	3,380	4,077
Loans held for sale	95	5,641
Loans, net of allowance for credit losses of $34,970 and $42,807, respectively	4,289,788	4,077,484
Federal Home Loan Bank and other restricted stock	20,099	6,252
Premises and equipment, net	114,673	103,339
Goodwill	233,709	233,709
Intangible assets, net	29,249	32,058
Bank-owned life insurance	41,702	41,493
Deferred tax asset, net	7,306	16,473
Other assets	187,140	145,380
Total assets	$5,652,721	$5,333,783
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$1,608,411	$1,756,680
Interest bearing	2,685,055	2,414,656
Total deposits	4,293,466	4,171,336
Customer repurchase agreements	—	340
Federal Home Loan Bank advances	280,000	30,000
Subordinated notes	108,234	107,800
Junior subordinated debentures	41,444	41,158
Other liabilities	96,111	94,178
Total liabilities	4,819,255	4,444,812
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred stock	45,000	45,000
Common stock, 23,269,885 and 24,053,585 shares outstanding, respectively	289	283
Additional paid-in-capital	542,565	534,790
Treasury stock, at cost	(264,916)	(182,658)
Retained earnings	515,513	498,456
Accumulated other comprehensive income (loss)	(4,985)	(6,900)
Total stockholders’ equity	833,466	888,971
Total liabilities and stockholders' equity	$5,652,721	$5,333,783
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$57,258	$44,131	$109,796	$84,978
Factored receivables, including fees	39,819	60,026	80,723	121,232
Securities	5,234	1,329	9,347	2,507
FHLB and other restricted stock	219	34	344	110
Cash deposits	2,956	787	5,950	915
Total interest income	105,486	106,307	206,160	209,742
Interest expense:
Deposits	6,877	2,706	10,079	4,267
Subordinated notes	1,312	1,302	2,621	2,601
Junior subordinated debentures	1,090	556	2,124	1,010
Other borrowings	4,756	315	6,503	357
Total interest expense	14,035	4,879	21,327	8,235
Net interest income	91,451	101,428	184,833	201,507
Credit loss expense (benefit)	2,643	2,901	5,256	3,402
Net interest income after credit loss expense (benefit)	88,808	98,527	179,577	198,105
Noninterest income:
Service charges on deposits	1,769	1,664	3,482	3,627
Card income	2,119	2,080	4,087	4,091
Net OREO gains (losses) and valuation adjustments	—	18	—	(114)
Net gains (losses) on sale or call of securities	—	2,514	—	2,514
Net gains (losses) on sale of loans	87	17,269	3	17,203
Fee income	7,462	6,273	13,612	11,976
Insurance commissions	1,303	1,346	2,896	3,018
Other	(1,229)	16,996	(1,547)	16,966
Total noninterest income	11,511	48,160	22,533	59,281
Noninterest expense:
Salaries and employee benefits	54,219	54,257	108,905	100,541
Occupancy, furniture and equipment	7,292	6,507	13,995	12,943
FDIC insurance and other regulatory assessments	796	382	1,141	793
Professional fees	3,035	3,607	6,120	7,266
Amortization of intangible assets	3,001	3,064	5,851	6,172
Advertising and promotion	1,577	1,785	2,921	2,987
Communications and technology	11,397	9,820	22,249	18,932
Other	9,079	9,185	18,495	17,537
Total noninterest expense	90,396	88,607	179,677	167,171
Net income before income tax expense	9,923	58,080	22,433	90,215
Income tax expense	2,273	13,888	3,773	21,694
Net income	$7,650	$44,192	$18,660	$68,521
Dividends on preferred stock	(802)	(802)	(1,603)	(1,603)
Net income available to common stockholders	$6,848	$43,390	$17,057	$66,918
Earnings per common share
Basic	$0.30	$1.78	$0.73	$2.72
Diluted	$0.29	$1.74	$0.72	$2.66
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$7,650	$44,192	$18,660	$68,521
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	608	(5,457)	2,354	(8,358)
Tax effect	(69)	1,251	(439)	1,941
Unrealized holding gains (losses) arising during the period, net of taxes	539	(4,206)	1,915	(6,417)
Reclassification of amount realized through sale or call of securities	—	(2,514)	—	(2,514)
Tax effect	—	619	—	619
Reclassification of amount realized through sale or call of securities, net of taxes	—	(1,895)	—	(1,895)
Change in unrealized gains (losses) on securities, net of tax	539	(6,101)	1,915	(8,312)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	—	—	—	3,152
Tax effect	—	—	—	(754)
Unrealized holding gains (losses) arising during the period, net of taxes	—	—	—	2,398
Reclassification of amount of (gains) losses recognized into income	—	(9,083)	—	(9,316)
Tax effect	—	2,144	—	2,213
Reclassification of amount of (gains) losses recognized into income, net of taxes	—	(6,939)	—	(7,103)
Change in unrealized gains (losses) on derivative financial instruments	—	(6,939)	—	(4,705)

Total other comprehensive income (loss)	539	(13,040)	1,915	(13,017)
Comprehensive income	$8,189	$31,152	$20,575	$55,504
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2023	$45,000	24,053,585	$283	$534,790	4,268,131	$(182,658)	$498,456	$(6,900)	$888,971
Issuance of restricted stock awards	—	6,852	—	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	—	366,892	4	(4)	—	—	—	—	—
Stock option exercises, net	—	758	—	(33)	—	—	—	—	(33)
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	21,057	—	997	—	—	—	—	997
Stock based compensation	—	—	—	2,881	—	—	—	—	2,881
Forfeiture of restricted stock awards	—	(10,961)	—	610	10,961	(610)	—	—	—
Purchase of treasury stock, net	—	(1,067,668)	—	—	1,067,668	(77,185)	—	—	(77,185)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	11,010	—	11,010
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,376	1,376
Balance, March 31, 2023	$45,000	23,370,515	$287	$539,241	5,346,760	$(260,453)	$508,665	$(5,524)	$827,216
Vesting of restricted stock and performance stock units	—	233,728	2	(2)	—	—	—	—	—
Stock option exercises, net	—	829	—	(19)	—	—	—	—	(19)
Stock based compensation	—	—	—	3,320	—	—	—	—	3,320
Forfeiture of restricted stock awards	—	(451)	—	25	451	(25)	—	—	—
Purchase of treasury stock, net	—	(334,736)	—	—	334,736	(4,438)	—	—	(4,438)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	7,650	—	7,650
Other comprehensive income (loss)	—	—	—	—	—	—	—	539	539
Balance, June 30, 2023	$45,000	23,269,885	$289	$542,565	5,681,947	$(264,916)	$515,513	$(4,985)	833,466

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2022	$45,000	25,158,879	$283	$510,939	3,102,801	$(104,743)	$399,351	$8,034	$858,864
Issuance of restricted stock awards	—	5,502	—	—	—	—	—	—	—
Stock option exercises, net	—	2,021	—	(74)	—	—	—	—	(74)
Stock based compensation	—	—	—	4,952	—	—	—	—	4,952
Forfeiture of restricted stock awards	—	(487)	—	46	487	(46)	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	10,585	—	688	—	—	—	—	688
Purchase of treasury stock, net	—	(14,810)	—	—	14,810	(1,316)	—	—	(1,316)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	24,329	—	24,329
Other comprehensive income (loss)	—	—	—	—	—	—	—	23	23
Balance, March 31, 2022	$45,000	25,161,690	$283	$516,551	3,118,098	$(106,105)	$422,879	$8,057	$886,665
Vesting of restricted stock and performance stock units	—	20,996	—	—	—	—	—	—	—
Stock option exercises, net	—	32	—	—	—	—	—	—	—
Stock based compensation	—	—	—	7,880	—	—	—	—	7,880
Forfeiture of restricted stock awards	—	(2,417)	—	205	2,417	(205)	—	—	—
Purchase of treasury stock, net	—	(722,524)	—	—	722,524	(50,614)	—	—	(50,614)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	44,192	—	44,192
Other comprehensive income (loss)	—	—	—	—	—	—	—	(13,040)	(13,040)
Balance, June 30, 2022	$45,000	24,457,777	$283	$524,636	3,843,039	$(156,924)	$466,269	$(4,983)	$874,281
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$18,660	$68,521
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,567	6,044
Net accretion on loans	(2,800)	(5,092)
Amortization of subordinated notes issuance costs	434	420
Amortization of junior subordinated debentures	286	274
Net (accretion) amortization on securities	(435)	(398)
Amortization of intangible assets	5,851	6,172
Deferred taxes	8,727	943
Credit loss expense (benefit)	5,256	3,402
Stock based compensation	6,201	12,832
Net (gains) losses on sale or call of debt securities	—	(2,514)
Net (gains) losses on equity securities	(18)	(9,709)
Net OREO (gains) losses and valuation adjustments	—	114
Origination of loans held for sale	(1,392)	(6,873)
Purchases of loans held for sale	—	(6,913)
Proceeds from sale of loans originated or purchased for sale	1,320	14,145
Net (gains) losses on sale of loans	(3)	(17,203)
Net change in operating leases	(154)	555
(Increase) decrease in other assets	(41,010)	(38,471)
Increase (decrease) in other liabilities	1,472	(12,122)
Net cash provided by (used in) operating activities	8,962	14,127
Cash flows from investing activities:
Proceeds from sales of equity securities	783	—
Purchases of securities available for sale	(69,484)	(79,119)
Proceeds from sales of securities available for sale	4,000	40,163
Proceeds from maturities, calls, and pay downs of securities available for sale	18,911	20,798
Proceeds from maturities, calls, and pay downs of securities held to maturity	352	424
Purchases of loans held for investment	(18,842)	(68,908)
Proceeds from sale of loans	43,950	207,405
Net change in loans	(234,158)	215,676
Purchases of premises and equipment, net	(17,901)	(5,608)
Net proceeds from sale of OREO	—	289
(Purchases) redemptions of FHLB and other restricted stock, net	(13,847)	3,977
Acquired intangible assets	(3,042)	—
Proceeds from sale of disposal group	—	66,918
Net cash provided by (used in) investing activities	(289,278)	402,015
Cash flows from financing activities:
Net increase (decrease) in deposits	122,130	145,337
Increase (decrease) in customer repurchase agreements	(340)	9,643
Increase (decrease) in Federal Home Loan Bank advances	250,000	(150,000)
Repayment of other borrowings	—	(27,144)
Preferred dividends	(1,603)	(1,603)
Stock option exercises, net	(52)	(74)
Proceeds from employee stock purchase plan common stock issuance	997	688
Purchase of treasury stock, net	(81,623)	(51,930)
Net cash provided by (used in) financing activities	289,509	(75,083)
Net increase (decrease) in cash and cash equivalents	9,193	341,059
Cash and cash equivalents at beginning of period	408,182	383,178
Cash and cash equivalents at end of period	417,375	724,237
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$18,924	$7,296
Income taxes paid, net	$13,979	$45,035
Cash paid for operating lease liabilities	$2,763	$1,903
Supplemental noncash disclosures:
Loans transferred to OREO	$—	$47
Loans held for investment transferred to loans held for sale	$38,389	$197,899
Assets transferred to assets held for sale	$—	$80,819
Deposits transferred to deposits held for sale	$—	$10,434
Lease liabilities arising from obtaining right-of-use assets	$3,228	$5,267
Securities available for sale purchased, not settled	$—	$23,370
Non-cash consideration received from sale of loan portfolio or disposal group	$—	$4,502

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
The Payments segment includes the operations of the TBK Bank's TriumphPay division, which is the payments network for presentment, audit, and payment of over-the-road trucking invoices. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of (i) invoices where we offer a carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us, (ii) offering freight brokers the ability to settle their invoices with us on an extended term following our payment to their carriers as an additional liquidity option for such freight brokers, and (iii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients.
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
NOTE 2 — ACQUISITIONS AND DIVESTITURES
Equipment Loan Sale
During the quarter ended June 30, 2022, the Company made the decision to sell a portfolio of equipment loans for cash consideration. The sale closed on June 23, 2022. A summary of the carrying amount of the assets sold and the gain on sale is as follows:

(Dollars in thousands)
Equipment loans	$191,167
Accrued interest receivable	1,587
Assets sold	192,754

Cash consideration	197,454
Return of premium liability	(708)
Total consideration	196,746
Transaction costs	73
Gain on sale, net of transaction costs	$3,919
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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Factored Receivable Disposal Group
On June 30, 2022 and September 6, 2022, the Company entered into and closed two separate agreements to sell two separate portfolios of factored receivables. A summary of the carrying amounts of the assets and liabilities sold and the gains on sale are as follows:

(Dollars in thousands)	June 30, 2022	September 6, 2022	Total
Factored receivables	$67,888	$20,131	$88,019
Accrued interest and fee income	—	17	17
Assets held for sale	67,888	20,148	88,036

Customer reserve noninterest bearing deposits	9,682	1,149	10,831
Liabilities held for sale	9,682	1,149	10,831
Net assets sold	58,206	18,999	77,205
Cash consideration	66,292	19,054	85,346
Revenue share asset	5,210	1,027	6,237
Total consideration	71,502	20,081	91,583
Transaction costs	82	49	131
Gain on sale, net of transaction costs	$13,214	$1,033	$14,247
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
NOTE 3 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,426,000 and $5,191,000 at June 30, 2023 and December 31, 2022, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Unrealized gains (losses) on equity securities held at the reporting date	$(72)	$(35)	$—	$(454)
Realized gains (losses) on equity securities sold during the period	—	—	18	—
	$(72)	$(35)	$18	$(454)

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Equity Securities without readily determinable fair value, at cost	$64,282	$39,019
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Equity Securities without readily determinable fair value, carrying value	$74,445	$49,182
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets. Equity securities without readily determinable fair values also include the Company's investments in the common stock of Trax Group, Inc. and Warehouse Solutions Inc., discussed below, and other investments, which are included in other assets in the Company's consolidated balance sheets.
The gross realized and unrealized gains (losses) recognized on equity securities without readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Unrealized gains (losses) on equity securities still held at the reporting date	$—	$10,163	$—	$10,163
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$—	$10,163	$—	$10,163
Trax Group, Inc.
On June 22, 2023, the Company made a $9,700,000 minority investment in Trax Group, Inc. ("Trax"), a leader in transportation spend management solutions. The investment in Trax is accounted for as an equity investment without a readily determinable fair value measured under the measurement alternative and is included in other assets in the Company's consolidated balance sheets.
Warehouse Solutions Inc.
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
The Company's additional investment in WSI under the Investor Rights Agreement qualified as an orderly and observable transaction for an identical investment in WSI, therefore the fair value of the Company's original 8% common stock investment was required to be adjusted from $4,925,000 at March 31, 2022 to $15,088,000, resulting in a gain of $10,163,000 that was recorded in other noninterest income on the Company's consolidated statements of income during the three months ended June 30, 2022. The Company's investment in WSI totaled $38,088,000 at June 30, 2023 and December 31, 2022 and has been allocated to the Payments segment.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2023
Available for sale securities:
Mortgage-backed securities, residential	$51,069	$—	$(5,240)	$—	$45,829
Asset-backed securities	1,286	—	(34)	—	1,252
State and municipal	5,283	—	(88)	—	5,195
CLO securities	250,260	481	(1,662)	—	249,079
Corporate bonds	769	—	(9)	—	760
SBA pooled securities	1,773	5	(114)	—	1,664
Total available for sale securities	$310,440	$486	$(7,147)	$—	$303,779

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2023
Held to maturity securities:
CLO securities	$6,256	$284	$(1,790)	$4,750
Allowance for credit losses	(2,876)
Total held to maturity securities, net of ACL	$3,380

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	$55,329	$235	$(4,931)	$—	$50,633
Asset-backed securities	6,389	—	(58)	—	6,331
State and municipal	13,553	1	(116)	—	13,438
CLO Securities	185,068	161	(4,218)	—	181,011
Corporate bonds	1,270	1	(8)	—	1,263
SBA pooled securities	1,910	29	(111)	—	1,828
Total available for sale securities	$263,519	$427	$(9,442)	$—	$254,504

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2022
Held to maturity securities:
CLO securities	$6,521	$458	$(1,503)	$5,476
Allowance for credit losses	(2,444)
Total held to maturity securities, net of ACL	$4,077
The amortized cost and estimated fair value of securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,224	$1,220	$—	$—
Due from one year to five years	2,213	2,175	1,913	2,106
Due from five years to ten years	73,022	72,397	4,343	2,644
Due after ten years	179,853	179,242	—	—
	256,312	255,034	6,256	4,750
Mortgage-backed securities, residential	51,069	45,829	—	—
Asset-backed securities	1,286	1,252	—	—
SBA pooled securities	1,773	1,664	—	—
	$310,440	$303,779	$6,256	$4,750
Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Proceeds	$4,000	$40,163	$4,000	$40,163
Gross gains	—	2,512	—	2,512
Gross losses	—	—	—	—
Net gains and losses from calls of securities	—	2	—	2
Debt securities with a carrying amount of approximately $35,749,000 and $93,813,000 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued interest on available for sale securities totaled $4,299,000 and $2,593,000 at June 30, 2023 and December 31, 2022, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2023 and 2022.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
Available for sale securities:
Mortgage-backed securities, residential	$18,822	$(574)	$26,886	$(4,666)	$45,708	$(5,240)
Asset-backed securities	—	—	1,252	(34)	1,252	(34)
State and municipal	4,134	(57)	471	(31)	4,605	(88)
CLO securities	23,028	(49)	107,197	(1,613)	130,225	(1,662)
Corporate bonds	759	(9)	—	—	759	(9)
SBA pooled securities	223	(3)	1,133	(111)	1,356	(114)
	$46,966	$(692)	$136,939	$(6,455)	$183,905	$(7,147)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	$26,030	$(1,507)	$15,828	$(3,424)	$41,858	$(4,931)
Asset-backed securities	1,337	(52)	4,994	(6)	6,331	(58)
State and municipal	12,680	(116)	—	—	12,680	(116)
CLO Securities	151,572	(3,407)	19,439	(811)	171,011	(4,218)
Corporate bonds	261	(8)	—	—	261	(8)
SBA pooled securities	1,262	(111)	—	—	1,262	(111)
	$193,142	$(5,201)	$40,261	$(4,241)	$233,403	$(9,442)
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
At June 30, 2023, the Company had 137 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at June 30, 2023.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Held to Maturity CLO Securities	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$2,585	$2,455	$2,444	$2,082
Credit loss expense	291	(100)	432	273
Allowance for credit losses ending balance	$2,876	$2,355	$2,876	$2,355
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2023 and December 31, 2022, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. At June 30, 2023, $4,778,000 of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	June 30, 2023	December 31, 2022
1-4 family residential	$89	$—
Commercial	6	5,641
Total loans held for sale	$95	$5,641
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$768,711	$769,682	$(971)	$678,144	$679,239	$(1,095)
Construction, land development, land	110,071	110,456	(385)	90,976	91,147	(171)
1-4 family residential	130,628	130,830	(202)	125,981	126,185	(204)
Farmland	67,913	68,090	(177)	68,934	69,185	(251)
Commercial	1,218,892	1,227,039	(8,147)	1,251,110	1,262,493	(11,383)
Factored receivables	1,173,794	1,177,702	(3,908)	1,237,449	1,241,032	(3,583)
Consumer	8,409	8,411	(2)	8,868	8,871	(3)
Mortgage warehouse	846,340	846,340	—	658,829	658,829	—
Total loans held for investment	4,324,758	$4,338,550	$(13,792)	4,120,291	$4,136,981	$(16,690)
Allowance for credit losses	(34,970)			(42,807)
	$4,289,788			$4,077,484

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $9,848,000 and $13,383,000 at June 30, 2023 and December 31, 2022, respectively, and (2) net deferred origination and factoring fees totaling $3,944,000 and $3,307,000 at June 30, 2023 and December 31, 2022, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $23,230,000 and $19,279,000 at June 30, 2023 and December 31, 2022, respectively, and was included in other assets on the Company's consolidated balance sheets.
At June 30, 2023 and December 31, 2022, the Company had $198,960,000 and $249,288,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At June 30, 2023 and December 31, 2022 the balance of the Over-Formula Advance Portfolio, acquired from Transport Financial Solutions during 2020, included in factored receivables was $4,011,000 and $8,202,000, respectively. These balances were fully reserved as of those respective dates. During the six months ended June 30, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3,330,000; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant will reimburse us for $1,665,000 of this charge-off which is reflected as a receivable in other assets on our June 30, 2023 Consolidated Balance Sheet.
At June 30, 2023 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of June 30, 2023.
Loans with carrying amounts of $1,598,726,000 and $1,356,922,000 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity, Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended June 30, 2023
Commercial real estate	$4,292	$491	$—	$—	$4,783
Construction, land development, land	1,139	95	—	1	1,235
1-4 family residential	1,004	34	—	8	1,046
Farmland	472	4	—	—	476
Commercial	16,683	1,368	(5,124)	50	12,977
Factored receivables	17,581	1,521	(5,820)	159	13,441
Consumer	185	44	(133)	70	166
Mortgage warehouse	889	(43)	—	—	846
	$42,245	$3,514	$(11,077)	$288	$34,970

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended June 30, 2022
Commercial real estate	$3,527	$1,594	$—	$46	$5,167
Construction, land development, land	901	290	—	1	1,192
1-4 family residential	450	305	—	2	757
Farmland	121	369	—	—	490
Commercial	13,215	(407)	(260)	190	12,738
Factored receivables	22,471	(120)	(712)	573	22,212
Consumer	175	77	(96)	41	197
Mortgage warehouse	693	(39)	—	—	654
	$41,553	$2,069	$(1,068)	$853	$43,407

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Six Months Ended June 30, 2023
Commercial real estate	$4,459	$254	$—	$70	$4,783
Construction, land development, land	1,155	78	—	2	1,235
1-4 family residential	838	203	(5)	10	1,046
Farmland	483	(7)	—	—	476
Commercial	15,918	2,315	(5,346)	90	12,977
Factored receivables	19,121	2,071	(8,113)	362	13,441
Consumer	175	65	(271)	197	166
Mortgage warehouse	658	188	—	—	846
	$42,807	$5,167	$(13,735)	$731	$34,970

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Six months ended June 30, 2022
Commercial real estate	$3,961	$1,254	$(108)	$60	$5,167
Construction, land development, land	827	363	—	2	1,192
1-4 family residential	468	284	—	5	757
Farmland	562	(72)	—	—	490
Commercial	14,485	(1,014)	(984)	251	12,738
Factored receivables	20,915	2,115	(1,420)	602	22,212
Consumer	226	118	(207)	60	197
Mortgage warehouse	769	(115)	—	—	654
	$42,213	$2,933	$(2,719)	$980	$43,407
The decrease in required ACL during the three months ended June 30, 2023 is a function of net charge-offs of $10,789,000 and credit loss expense of $3,514,000.
The decrease in required ACL during the six months ended June 30, 2023 is a function of net charge-offs of $13,004,000 and credit loss expense of $5,167,000.

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
For all DCF models at June 30, 2023, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2023 as compared to December 31, 2022, the Company forecasted a slight decrease national unemployment, a steeper decrease in one-year percentage change in national retail sales, a decrease in one-year percentage change in the national home price index, and a minimal change in one-year percentage change in national gross domestic product. At June 30, 2023 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a near-zero level in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a negative levels for all four quarters with such negative levels peaking in the third projected quarter. For percentage change in national gross domestic product, management projected near-zero growth for each projected quarter. At June 30, 2023, the Company slowed its historical prepayment speeds in response to the expected interest rate environment in the macro economy.
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
For the three months ended June 30, 2023, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period did not have a meaningful impact on the required ACL. Likewise, changes in loan volume and mix did not have a meaningful impact on the ACL during the period. Decreases in required specific reserves decreased the required ACL by $7,108,000. Net charge-offs during the period were $10,789,000.
For the three months ended June 30, 2022, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $2,558,000. Changes in loan volume and mix decreased the required ACL by $1,624,000. Increases in required specific reserves increased the required ACL by $919,000. Net charge-offs during the period were $215,000.
For the six months ended June 30, 2023, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period did not have a meaningful impact on the required ACL. Likewise, changes in loan volume and mix did not have a meaningful impact on the ACL during the period. Decreases in required specific reserves decreased the required ACL by $8,019,000. Net charge-offs during the period were $13,004,000.
For the six months ended June 30, 2022, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $1,541,000. Changes in loan volume and mix decreased the required ACL by $2,146,000. Increases in required specific reserves increased the required ACL by $1,798,000. Net charge-offs during the period were $1,739,000.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
June 30, 2023
Commercial real estate	$1,209	$—	$179	$803	$2,191	$32
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	1,059	—	—	26	1,085	126
Farmland	303	—	—	92	395	—
Commercial	1,045	—	2,652	2,383	6,080	1,990
Factored receivables	—	36,951	—	—	36,951	8,004
Consumer	—	—	—	180	180	—
Mortgage warehouse	—	—	—	—	—	—
Total	$3,616	$36,951	$2,831	$3,484	$46,882	$10,152
At June 30, 2023 the balance of the Over-Formula Advance Portfolio included in factored receivables was $4,011,000 and was fully reserved. At June 30, 2023 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
June 30, 2023
Commercial real estate	$—	$42	$16	$58	$768,653	$768,711	$—
Construction, land development, land	—	—	—	—	110,071	110,071	—
1-4 family residential	783	157	431	1,371	129,257	130,628	—
Farmland	3,848	231	—	4,079	63,834	67,913	—
Commercial	4,277	5,242	3,773	13,292	1,205,600	1,218,892	—
Factored receivables	17,787	3,543	26,819	48,149	1,125,645	1,173,794	26,819
Consumer	13	91	108	212	8,197	8,409	—
Mortgage warehouse	—	—	—	—	846,340	846,340	—
Total	$26,708	$9,306	$31,147	$67,161	$4,257,597	$4,324,758	$26,819

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2022
Commercial real estate	$1,301	$—	$455	$1,756	$676,388	$678,144	$—
Construction, land development, land	—	—	145	145	90,831	90,976	—
1-4 family residential	936	531	776	2,243	123,738	125,981	—
Farmland	—	—	—	—	68,934	68,934	—
Commercial	1,630	3,139	2,847	7,616	1,243,494	1,251,110	—
Factored receivables	42,797	12,651	37,142	92,590	1,144,859	1,237,449	37,142
Consumer	52	41	2	95	8,773	8,868	—
Mortgage warehouse	—	—	—	—	658,829	658,829	—
Total	$46,716	$16,362	$41,367	$104,445	$4,015,846	$4,120,291	$37,142
At June 30, 2023 and December 31, 2022, total past due Over-Formula Advances recorded in factored receivables was $4,011,000 and $8,202,000, respectively, all of which was considered past due 90 days or more. At June 30, 2023 and December 31, 2022, the Misdirected Payments totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$1,933	$1,818	$871	$319
Construction, land development, land	—	—	150	150
1-4 family residential	1,085	881	1,391	1,238
Farmland	394	394	400	400
Commercial	5,501	1,813	15,393	3,662
Factored receivables	—	—	—	—
Consumer	180	180	91	91
Mortgage warehouse	—	—	—	—
	$9,093	$5,086	$18,296	$5,860
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Commercial real estate	$—	$—	$16	$—
Construction, land development, land	—	—	—	—
1-4 family residential	6	—	6	—
Farmland	—	—	22	—
Commercial	1	2	8	6
Factored receivables	—	—	—	—
Consumer	1	—	1	—
Mortgage warehouse	—	—	—	—
	$8	$2	$53	$6
There was no interest earned on nonaccrual loans during the three and six months ended June 30, 2023 and 2022.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$9,093	$18,296
Factored receivables greater than 90 days past due	22,808	28,940
Other nonperforming factored receivables(1)	61	491
Troubled debt restructurings accruing interest	—	503
	$31,962	$48,230
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of June 30, 2023 and December 31, 2022, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
June 30, 2023	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$81,407	$189,531	$155,250	$188,216	$24,049	$41,734	$80,562	$174	$760,923
Classified	872	3,177	732	2,953	38	16	—	—	7,788
Total commercial real estate	$82,279	$192,708	$155,982	$191,169	$24,087	$41,750	$80,562	$174	$768,711
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction, land development, land
Pass	$39,791	$54,122	$6,494	$3,361	$3,006	$392	$2,905	$—	$110,071
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$39,791	$54,122	$6,494	$3,361	$3,006	$392	$2,905	$—	$110,071
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$14,577	$23,352	$20,376	$8,345	$2,639	$22,464	$37,263	$182	$129,198
Classified	317	23	127	5	53	789	116	—	1,430
Total 1-4 family residential	$14,894	$23,375	$20,503	$8,350	$2,692	$23,253	$37,379	$182	$130,628
YTD gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$—	$5

Farmland
Pass	$6,801	$14,731	$6,437	$8,275	$2,541	$21,301	$1,640	$172	$61,898
Classified	4,702	895	—	21	99	298	—	—	6,015
Total farmland	$11,503	$15,626	$6,437	$8,296	$2,640	$21,599	$1,640	$172	$67,913
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$191,873	$273,932	$112,284	$102,327	$35,368	$14,440	$467,359	$816	$1,198,399
Classified	1,069	9,873	6,490	1,977	33	168	883	—	20,493
Total commercial	$192,942	$283,805	$118,774	$104,304	$35,401	$14,608	$468,242	$816	$1,218,892
YTD gross charge-offs	$1	$598	$4,395	$342	$10	$—	$—	$—	$5,346

Factored receivables
Pass	$1,138,485	$—	$—	$3,950	$—	$—	$—	$—	$1,142,435
Classified	11,937	—	—	19,422	—	—	—	—	31,359
Total factored receivables	$1,150,422	$—	$—	$23,372	$—	$—	$—	$—	$1,173,794
YTD gross charge-offs	$2,490	$2,293	$—	$3,330	$—	$—	$—	$—	$8,113

Consumer
Pass	$2,277	$2,064	$920	$599	$209	$2,109	$61	$—	$8,239
Classified	—	—	99	—	—	71	—	—	170
Total consumer	$2,277	$2,064	$1,019	$599	$209	$2,180	$61	$—	$8,409
YTD gross charge-offs	$242	$13	$11	$3	$—	$2	$—	$—	$271

Mortgage warehouse
Pass	$846,340	$—	$—	$—	$—	$—	$—	$—	$846,340
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$846,340	$—	$—	$—	$—	$—	$—	$—	$846,340
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,321,551	$557,732	$301,761	$315,073	$67,812	$102,440	$589,790	$1,344	$4,257,503
Classified	18,897	13,968	7,448	24,378	223	1,342	999	—	67,255
Total loans	$2,340,448	$571,700	$309,209	$339,451	$68,035	$103,782	$590,789	$1,344	$4,324,758
YTD gross charge-offs	$2,733	$2,904	$4,406	$3,675	$10	$7	$—	$—	$13,735

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial real estate
Pass	$231,427	$156,895	$198,541	$28,033	$17,786	$35,658	$3,675	$—	$672,015
Classified	3,668	551	1,855	39	—	16	—	—	6,129
Total commercial real estate	$235,095	$157,446	$200,396	$28,072	$17,786	$35,674	$3,675	$—	$678,144

Construction, land development, land
Pass	$71,236	$11,328	$4,535	$3,186	$35	$506	$—	$—	$90,826
Classified	—	—	5	—	—	145	—	—	150
Total construction, land development, land	$71,236	$11,328	$4,540	$3,186	$35	$651	$—	$—	$90,976

1-4 family residential
Pass	$26,306	$22,639	$9,536	$2,929	$3,528	$20,910	$38,361	$300	$124,509
Classified	137	199	7	53	1	1,006	69	—	1,472
Total 1-4 family residential	$26,443	$22,838	$9,543	$2,982	$3,529	$21,916	$38,430	$300	$125,981

Farmland
Pass	$18,190	$7,291	$10,027	$2,699	$6,742	$18,569	$1,016	$204	$64,738
Classified	1,062	2,796	120	108	—	110	—	—	4,196
Total farmland	$19,252	$10,087	$10,147	$2,807	$6,742	$18,679	$1,016	$204	$68,934

Commercial
Pass	$358,983	$181,933	$136,635	$41,912	$5,842	$12,145	$486,889	$161	$1,224,500
Classified	10,721	10,579	3,767	1,038	96	116	293	—	26,610
Total commercial	$369,704	$192,512	$140,402	$42,950	$5,938	$12,261	$487,182	$161	$1,251,110

Factored receivables
Pass	$1,196,912	$—	$7,710	$—	$—	$—	$—	$—	$1,204,622
Classified	12,974	—	19,853	—	—	—	—	—	32,827
Total factored receivables	$1,209,886	$—	$27,563	$—	$—	$—	$—	$—	$1,237,449

Consumer
Pass	$2,768	$1,981	$894	$304	$266	$2,418	$147	$—	$8,778
Classified	—	1	2	—	8	79	—	—	90
Total consumer	$2,768	$1,982	$896	$304	$274	$2,497	$147	$—	$8,868

Mortgage warehouse
Pass	$658,829	$—	$—	$—	$—	$—	$—	$—	$658,829
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$658,829	$—	$—	$—	$—	$—	$—	$—	$658,829

Total loans
Pass	$2,564,651	$382,067	$367,878	$79,063	$34,199	$90,206	$530,088	$665	$4,048,817
Classified	28,562	14,126	25,609	1,238	105	1,472	362	—	71,474
Total loans	$2,593,213	$396,193	$393,487	$80,301	$34,304	$91,678	$530,450	$665	$4,120,291

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost basis at the end of the reporting period of the loans modifications to borrowers experiencing financial difficulty:

	Term Extension
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
Commercial real estate	$116	—%	$116	—%
Commercial	—	—%	1,218	0.1%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Commercial real estate	Modification added a weighted average 0.3 years to the life of the modified loans, which did not have a material impact on cash flows.	Modification added a weighted average 0.3 years to the life of the modified loans, which did not have a material impact on cash flows.
Commercial	N/A	Modification added a weighted average 0.3 years to the life of the modified loans, which did not have a material impact on cash flows.

	Payment Delay
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
Commercial real estate	$—	—%	$756	0.1%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Payment Delay
Six Months Ended June 30, 2023
Commercial real estate	Modification allowed for a weighted average 0.5 years of interest only payments with remaining balances due at maturity.
The following table presents the performance of loans that have been modified in the last twelve months:

	June 30, 2023
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More
Commercial real estate	$872	$—	$—
Commercial	1,218	—	—
	$2,090	$—	$—
At June 30, 2023, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Residential Real Estate Loans In Process of Foreclosure
At June 30, 2023 and December 31, 2022, the Company had $0 and $129,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Goodwill	$233,709	$233,709

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(36,802)	$6,776	$43,578	$(35,347)	$8,231
Software intangible assets	16,932	(8,819)	8,113	16,932	(6,702)	10,230
Other intangible assets	33,452	(19,092)	14,360	30,410	(16,813)	13,597
	$93,962	$(64,713)	$29,249	$90,920	$(58,862)	$32,058
The changes in goodwill and intangible assets during the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$265,959	$269,119	$265,767	$276,856
Acquired intangible assets	—	—	3,042	—
Acquired goodwill - measurement period adjustment	—	—	—	(18)
Goodwill transferred to assets held for sale	—	3,217	—	(3,217)
Intangible assets transferred to assets held for sale	—	1,394	—	(1,394)
Goodwill transferred from assets held for sale	—	—	—	3,217
Intangible assets transferred from assets held for sale	—	—	—	1,394
Amortization of intangibles	(3,001)	(3,064)	(5,851)	(6,172)
Ending balance	$262,958	$270,666	$262,958	$270,666
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
The following table presents the pre-tax impact of the terminated cash flow hedge on AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Unrealized gains on terminated hedges
Beginning Balance	$—	$9,083	$—	$—
Unrealized gains arising during the period	—	—	—	9,316
Reclassification adjustments for amortization of unrealized (gains) into net income	—	(9,083)	—	(9,316)
Ending Balance	$—	$—	$—	$—
The Company did not have any derivative financial instruments at June 30, 2023 and December 31, 2022.
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income, net of tax:

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Location of (Gain) or Loss Recognized from AOCI into Income	Amount of (Gain) or Loss Reclassified from AOCI into Income	Amount of (Gain) or Loss Reclassified from AOCI into Income Included Component
(Dollars in thousands)
Three Months Ended June 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$—	$—	Interest Expense	$(6,939)	$(6,939)

Six Months Ended June 30, 2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,398	$2,398	Interest Expense	$7,103	$7,103
NOTE 7 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $3,380,000 and $4,077,000 at June 30, 2023 and December 31, 2022, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.

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
NOTE 8 — LEGAL CONTINGENCIES
Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of June 30, 2023, will have no material effect on the Company’s consolidated financial statements.
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$6,064	$577,064	$583,128	$1,417	$487,965	$489,382
Standby letters of credit	$17,649	$8,398	$26,047	$12,309	$4,897	$17,206
Commitments to purchase loans	$—	$37,321	$37,321	$—	$53,572	$53,572
Mortgage warehouse commitments	$—	$758,651	$758,651	$—	$1,055,117	$1,055,117
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At June 30, 2023 and December 31, 2022, the allowance for credit losses on off-balance sheet credit exposures totaled $3,265,000 and $3,606,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Credit loss expense (benefit)	$(1,162)	$932	$(343)	$196
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2023	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$45,829	$—	$45,829
Asset-backed securities	—	1,252	—	1,252
State and municipal	—	5,195	—	5,195
CLO securities	—	249,079	—	249,079
Corporate bonds	—	760	—	760
SBA pooled securities	—	1,664	—	1,664
	$—	$303,779	$—	$303,779

Equity securities with readily determinable fair values
Mutual fund	$4,426	$—	$—	$4,426

Loans held for sale	$—	$95	$—	$95

Indemnification asset	$—	$—	$1,905	$1,905

Revenue share asset	$—	$—	$3,053	$3,053

Liabilities measured at fair value on a recurring basis
Return of premium liability	$—	$—	$376	$376

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$50,633	$—	$50,633
Asset-backed securities	—	6,331	—	6,331
State and municipal	—	13,438	—	13,438
CLO Securities	—	181,011	—	181,011
Corporate bonds	—	1,263	—	1,263
SBA pooled securities	—	1,828	—	1,828
	$—	$254,504	$—	$254,504

Equity securities with readily determinable fair values
Mutual fund	$5,191	$—	$—	$5,191

Loans held for sale	$—	$5,641	$—	$5,641

Indemnification asset	$—	$—	$3,896	$3,896

Revenue share asset	$—	$—	$5,515	$5,515

Liabilities measured at fair value on a recurring basis
Return of premium liability	$—	$—	$575	$575
There were no transfers between levels during 2023 or 2022.
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio acquired during 2020. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At June 30, 2023 and December 31, 2022, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $2,006,000 and $4,101,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$3,691	$4,582	$3,896	$4,786
Indemnification asset recognized in business combination	—	—	—	—
Change in fair value of indemnification asset recognized in earnings	(121)	(205)	(326)	(409)
Indemnification reduction	(1,665)	—	(1,665)	—
Ending balance	$1,905	$4,377	$1,905	$4,377

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
At June 30, 2023 and December 31, 2022, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue as $4,060,000 and $7,613,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$4,532	$—	$5,515	$—
Revenue share asset recognized	—	5,210	—	5,210
Change in fair value of revenue share asset recognized in earnings	(1,169)	—	(1,789)	—
Revenue share payments received	(310)	—	(673)	—
Ending balance	$3,053	$5,210	$3,053	$5,210
Return of Premium Liability
On June 23, 2022, the Company made the decision to sell and closed on the sale of a portfolio of equipment loans for cash consideration. The associated agreement contains a provision that in the event that a sold loan is prepaid in full prior to the due date of the final scheduled contractual payment, the Company will return a pro-rata portion of the premium calculated as of the date of such prepayment in full. The fair value of the return of premium liability is calculated each reporting period, and changes in the fair value of the return of premium liability are recorded in noninterest income in the consolidated statements of income. The return of premium liability is considered a Level 3 classification. At June 30, 2023 and December 31, 2022, the fair value of the estimated premium expected to be returned to the purchaser for sold loans prepaid in full was calculated as the difference between the discounted cash flows of each sold loan assuming no prepayments and the discounted cash flows of each sold loan assuming an 11.0% and 11.0% prepayment speed, respectively; consistent with management's expected prepayment speed. A reconciliation of the opening balance to the closing balance of the fair value of the return of premium liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$476	$—	$575	$—
Return of premium liability recognized	—	708	—	708
Change in fair value of return of premium liability recognized in earnings	(100)	—	(199)	—
Return of premium payments made	—	—	—	—
Ending balance	$376	$708	$376	$708

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2023	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$84	$84
1-4 family residential	—	—	79	79
Commercial	—	—	2,227	2,227
Factored receivables	—	—	28,947	28,947
	$—	$—	$31,337	$31,337

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$269	$269
1-4 family residential	—	—	46	46
Commercial	—	—	6,994	6,994
Factored receivables	—	—	29,367	29,367

Equity investment without readily determinable fair value	38,088	—	—	38,088
	$38,088	$—	$36,676	$74,764
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at June 30, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
June 30, 2023		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$417,375	$417,375	$—	$—	$417,375
Securities - held to maturity	3,380	—	—	4,750	4,750
Loans not previously presented, gross	4,293,421	146,940	—	4,069,012	4,215,952
FHLB and other restricted stock	20,099	N/A	N/A	N/A	N/A
Accrued interest receivable	27,619	27,619	—	—	27,619

Financial liabilities:
Deposits	4,293,466	—	4,283,892	—	4,283,892
Federal Home Loan Bank advances	280,000	—	280,000	—	280,000
Subordinated notes	108,234	—	91,355	—	91,355
Junior subordinated debentures	41,444	—	43,151	—	43,151
Accrued interest payable	4,514	4,514	—	—	4,514

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2022		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$408,182	$408,182	$—	$—	$408,182
Securities - held to maturity	4,077	—	—	5,476	5,476
Loans not previously presented, gross	4,088,411	187,729	—	3,805,701	3,993,430
FHLB and other restricted stock	6,252	N/A	N/A	N/A	N/A
Accrued interest receivable	21,977	21,977	—	—	21,977

Financial liabilities:
Deposits	4,171,336	—	4,159,695	—	4,159,695
Customer repurchase agreements	340	—	340	—	340
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	107,800	—	104,400	—	104,400
Junior subordinated debentures	41,158	—	42,721	—	42,721
Accrued interest payable	2,830	2,830	—	—	2,830
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2023 and December 31, 2022, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2023 and December 31, 2022, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2023 that management believes have changed TBK Bank’s category.
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$769,846	15.6%	$394,793	8.0%	N/A	N/A
TBK Bank, SSB	$744,838	15.2%	$392,020	8.0%	$490,025	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$626,451	12.7%	$295,961	6.0%	N/A	N/A
TBK Bank, SSB	$712,246	14.5%	$294,722	6.0%	$392,963	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$540,007	10.9%	$222,939	4.5%	N/A	N/A
TBK Bank, SSB	$712,246	14.5%	$221,042	4.5%	$319,283	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$626,451	12.0%	$208,817	4.0%	N/A	N/A
TBK Bank, SSB	$712,246	13.7%	$207,955	4.0%	$259,944	5.0%

As of December 31, 2022
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$829,928	17.7%	$375,109	8.0%	N/A	N/A
TBK Bank, SSB	$732,785	15.8%	$371,030	8.0%	$463,788	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$684,381	14.6%	$281,252	6.0%	N/A	N/A
TBK Bank, SSB	$697,022	15.0%	$278,809	6.0%	$371,745	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$598,223	12.7%	$211,969	4.5%	N/A	N/A
TBK Bank, SSB	$697,022	15.0%	$209,107	4.5%	$302,043	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$684,381	13.0%	$210,579	4.0%	N/A	N/A
TBK Bank, SSB	$697,022	13.2%	$211,219	4.0%	$264,023	5.0%

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
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at June 30, 2023 and December 31, 2022. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At June 30, 2023 and December 31, 2022, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 12 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	June 30, 2023	December 31, 2022
Shares authorized	50,000,000	50,000,000
Shares issued	28,951,832	28,321,716
Treasury shares	(5,681,947)	(4,268,131)
Shares outstanding	23,269,885	24,053,585
Par value per share	$0.01	$0.01
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 23, 2022, the Company announced that its board of directors had authorized the Company to repurchase up to an additional $75,000,000 of its outstanding common stock. On November 7, 2022, the repurchase authorization was increased to $100,000,000 in connection with the commencement of a modified "Dutch auction" tender offer (the "Tender Offer").
During the three months ended December 31, 2022, the Company repurchased 408,615 shares of its common stock in the Tender Offer at a price of $58.00 per share, for an aggregate cost of $24,772,000, including fees and expenses related to the tender offer of $1,072,000.
On February 1, 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement to repurchase $70,000,000 of the Company’s common stock. The ASR is part of the Company’s previously announced plan to repurchase up to $100,000,000 of the Company’s common stock and is within the remaining amount authorized by the Company’s Board of Directors pursuant to such plan. Under the terms of the ASR agreement, the Company received an initial delivery of 961,373 common shares representing approximately 80% of the expected total to be repurchased. On April 28, 2023, the ASR was completed and the Company received an additional delivery of 247,954 common shares.
In connection with the completion of the ASR, on May 4, 2023, the Company announced that its board of directors had authorized the Company to repurchase up to an additional $50,000,000 of its outstanding common stock in open market transactions or through privately negotiated transactions at the Company's discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company's common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. The repurchase program is authorized for a period of up to one year and does not require the Company to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time. The Company has not repurchased any shares under the new share repurchase program.
NOTE 13 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $3,320,000 and $7,880,000 for the three months ended June 30, 2023 and 2022, respectively, and $6,201,000 and $12,832,000 for the six months ended June 30, 2023 and 2022, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the six months ended June 30, 2023 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	230,486	70.34
Granted	6,852	58.25
Vested	(101,101)	60.28
Forfeited	(11,412)	76.06
Nonvested at June 30, 2023	124,825	77.00
RSAs granted to employees under the Omnibus Incentive Plan typically vest immediately or over four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2023, there was $3,177,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 1.80 years.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2023 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	211,300	59.45
Granted	121,050	51.25
Vested	(114,509)	43.19
Forfeited	(2,551)	67.58
Nonvested at June 30, 2023	215,290	63.39
RSUs granted to employees under the Omnibus Incentive Plan typically vest over four to five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2023, there was $9,930,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 3.18 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2023 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	112,486	$55.57
Granted	78,872	78.15
Incremental shares earned	52,694	N/A
Vested	(122,969)	36.10
Forfeited	(155)	38.57
Nonvested at June 30, 2023	120,928	$81.63
Market Based PSUs granted to employees under the Omnibus Incentive Plan vest after three to five years. The number of shares issued upon vesting will range from 0% to 175% of the Market Based PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of specified groups of peer banks and financial technology companies, and with respect to the Company's 2023 awards may include an additional multiplier of up to 200% of the otherwise earned award based on the Company's absolute TSR. Compensation expense for the Market Based PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of Market Based PSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation dates.
The fair value of the Market Based PSUs granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Grant date	May 1, 2023	May 1, 2022
Performance period	3.00 years	3.00 years
Stock price	$51.25	$69.44
Triumph Financial stock price volatility	49.33%	55.17%
Risk-free rate	3.76%	2.84%
As of June 30, 2023, there was $7,691,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.55 years.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2023 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	255,738	$39.57
Granted	—	—
Incremental shares earned	107,404	N/A
Vested	(363,142)	40
Forfeited	—	—
Nonvested at June 30, 2023	—	$—
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
Compensation expense for the Performance Based PSUs was estimated during the performance period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition at each period end, adjusted for the passage of time within the vesting period of the awards. There was no stock based compensation cost related to Performance Based PSUs during the three and six months ended June 30, 2023 and there is no remaining unrecognized compensation cost related to these awards. During the three and six months ended June 30, 2022, the Company recognized $4,328,000 and $5,135,000, respectively, of stock based compensation cost related to Performance Based PSUs.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the six months ended June 30, 2023 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2023	195,398	$39.48
Granted	57,930	51.25
Exercised	(6,023)	31.61
Forfeited or expired	—	—
Outstanding at June 30, 2023	247,305	$42.43	6.59	$5,280

Fully vested shares and shares expected to vest at June 30, 2023	247,305	$42.43	6.59	$5,280

Shares exercisable at June 30, 2023	148,332	$32.81	4.86	$4,447

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the stock options for the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022
Aggregate intrinsic value of options exercised	$140	$280
Cash received from option exercises, net	(52)	(74)
Tax benefit realized from option exercises	29	59
Weighted average fair value per share of options granted	$25.20	$32.15
Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten year contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Expected volatilities are determined based on the Company’s historical volatility. The expected term of the options granted is determined based on the SEC simplified method, which calculates the expected term as the mid-point between the weighted average time to vesting and the contractual term. The risk-free interest rate for the expected term of the options is derived from the Treasury constant maturity yield curve on the valuation date.
The fair value of the stock options granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.38%	2.77%
Expected term	6.25 years	6.25 years
Expected stock price volatility	45.65%	43.33%
Dividend yield	—	—
As of June 30, 2023, there was $1,828,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.30 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the six months ended June 30, 2023 and 2022, 21,057 shares and 10,585 shares, respectively, were issued under the plan.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Basic
Net income to common stockholders	$6,848	$43,390	$17,057	$66,918
Weighted average common shares outstanding	23,138,835	24,427,270	23,249,668	24,612,988
Basic earnings per common share	$0.30	$1.78	$0.73	$2.72
Diluted
Net income to common stockholders	$6,848	$43,390	$17,057	$66,918
Weighted average common shares outstanding	23,138,835	24,427,270	23,249,668	24,612,988
Dilutive effects of:
Assumed exercises of stock options	71,658	89,443	73,884	99,402
Restricted stock awards	90,645	144,526	113,930	189,492
Restricted stock units	65,909	85,934	91,878	91,236
Performance stock units - market based	87,360	115,825	104,203	127,694
Performance stock units - performance based	—	—	—	—
Employee stock purchase program	1,064	3,575	780	2,173
Average shares and dilutive potential common shares	23,455,471	24,866,573	23,634,343	25,122,985
Diluted earnings per common share	$0.29	$1.74	$0.72	$2.66
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	107,309	52,878	107,309	52,878
Restricted stock awards	4,232	6,348	4,232	6,348
Restricted stock units	11,250	15,000	11,250	15,000
Performance stock units - market based	42,056	45,296	42,056	45,296
Performance stock units - performance based	—	254,832	—	254,832
Employee stock purchase program	—	—	—	—
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
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
Fee income for the Payments segment primarily consists of TriumphPay payment and audit fees. TriumphPay fees included in the Consolidated Statements of Income totaled $4,089,000 and $3,381,000 for the three months ended June 30, 2023 and 2022, respectively, and $7,787,000 and $6,610,000 for the six months ended June 30, 2023 and 2022, respectively. These fees are generally transaction based and are recognized at the time the transaction is executed as that is the point in time that the Company satisfies its performance obligations.
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Beginning January 1, 2023, payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Beginning prospectively on June 1, 2023, factoring transactions with freight broker clients were transferred from our Factoring segment to our Payments segment to align with TriumphPay's supply chain finance product offerings. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by Triumph Financial Services.

(Dollars in thousands)
Three months ended June 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$65,624	$36,367	$3,451	$44	$105,486
Intersegment interest allocations	7,478	(9,358)	1,880	—	—
Total interest expense	11,634	—	—	2,401	14,035
Net interest income (expense)	61,468	27,009	5,331	(2,357)	91,451
Credit loss expense (benefit)	831	1,481	41	290	2,643
Net interest income after credit loss expense	60,637	25,528	5,290	(2,647)	88,808
Noninterest income	6,347	980	4,119	65	11,511
Intersegment noninterest income (expense)(1)	—	(97)	97	—	—
Noninterest expense	31,934	20,218	16,939	21,305	90,396
Net income (loss) before income tax expense	$35,050	$6,193	$(7,433)	$(23,887)	$9,923

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)
Three months ended June 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$46,239	$55,854	$4,172	$42	$106,307
Intersegment interest allocations	4,246	(3,878)	(368)	—	—
Total interest expense	3,021	—	—	1,858	4,879
Net interest income (expense)	47,464	51,976	3,804	(1,816)	101,428
Credit loss expense (benefit)	3,120	64	(184)	(99)	2,901
Net interest income after credit loss expense	44,344	51,912	3,988	(1,717)	98,527
Noninterest income	22,282	15,521	10,309	48	48,160
Intersegment noninterest income (expense)(1)	—	—	—	—	—
Noninterest expense	31,205	23,512	17,663	16,227	88,607
Net income (loss) before income tax expense	$35,421	$43,921	$(3,366)	$(17,896)	$58,080

(Dollars in thousands)
Six months ended June 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$125,350	$74,524	$6,198	$88	$206,160
Intersegment interest allocations	15,090	(18,512)	3,422	—	—
Total interest expense	16,582	—	—	4,745	21,327
Net interest income (expense)	123,858	56,012	9,620	(4,657)	184,833
Credit loss expense (benefit)	2,754	2,030	41	431	5,256
Net interest income after credit loss expense	121,104	53,982	9,579	(5,088)	179,577
Noninterest income	12,020	2,558	7,826	129	22,533
Intersegment noninterest income (expense)(1)	—	(362)	362	—	—
Noninterest expense	64,174	41,987	32,356	41,160	179,677
Net income (loss) before income tax expense	$68,950	$14,191	$(14,589)	$(46,119)	$22,433

(Dollars in thousands)
Six months ended June 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$88,422	$112,228	$9,004	$88	$209,742
Intersegment interest allocations	4,851	(4,430)	(421)	—	—
Total interest expense	4,624	—	—	3,611	8,235
Net interest income (expense)	88,649	107,798	8,583	(3,523)	201,507
Credit loss expense (benefit)	250	2,013	170	969	3,402
Net interest income after credit loss expense	88,399	105,785	8,413	(4,492)	198,105
Noninterest income	28,253	17,392	13,551	85	59,281
Intersegment noninterest income (expense)(1)	—	—	—	—	—
Noninterest expense	59,817	45,643	31,996	29,715	167,171
Net income (loss) before income tax expense	$56,835	$77,534	$(10,032)	$(34,122)	$90,215

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Intersegment noninterest income (expense) includes:

(Dollars in thousands)	Factoring	Payments
Three Months Ended June 30, 2023
Factoring revenue received from Payments	$170	$(170)
Payments revenue received from Factoring	(267)	267
Intersegment noninterest income (expense)	$(97)	$97

Three Months Ended June 30, 2022
Factoring revenue received from Payments	$—	$—
Payments revenue received from Factoring	—	—
Intersegment noninterest income (expense)	$—	$—

Six months ended June 30, 2023
Factoring revenue received from Payments	$170	$(170)
Payments revenue received from Factoring	(532)	532
Intersegment noninterest income (expense)	$(362)	$362

Six months ended June 30, 2022
Factoring revenue received from Payments	$—	$—
Payments revenue received from Factoring	—	—
Intersegment noninterest income (expense)	$—	$—
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
June 30, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,161,837	$1,084,139	$447,935	$1,021,259	$(2,062,449)	$5,652,721
Gross loans	$3,688,130	$997,842	$175,952	$—	$(537,166)	$4,324,758

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,910,628	$1,260,209	$371,948	$1,061,662	$(2,270,664)	$5,333,783
Gross loans	$3,572,716	$1,151,727	$85,722	$—	$(689,874)	$4,120,291

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of June 30, 2023, we had consolidated total assets of $5.653 billion, total loans held for investment of $4.325 billion, total deposits of $4.293 billion and total stockholders’ equity of $833.5 million.
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

At June 30, 2023, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the six months ended June 30, 2023, our Banking segment generated 60% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 34% of our total revenue, our Payments segment generated 6% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
Second Quarter 2023 Overview
Net income available to common stockholders for the three months ended June 30, 2023 was $6.8 million, or $0.29 per diluted share, compared to net income to common stockholders for the three months ended June 30, 2022 of $43.4 million, or $1.74 per diluted share. For the three months ended June 30, 2023, our return on average common equity was 3.45% and our return on average assets was 0.56%.
Net income available to common stockholders for the six months ended June 30, 2023 was $17.1 million, or $0.72 per diluted share, compared to net income available to common stockholders for the six months ended June 30, 2022 of $66.9 million, or $2.66 per diluted share. For the six months ended June 30, 2023, our return on average common equity was 4.27% and our return on average assets was 0.70%.
At June 30, 2023, we had total assets of $5.653 billion, including gross loans held for investment of $4.325 billion, compared to $5.334 billion of total assets and $4.120 billion of gross loans held for investment at December 31, 2022. Total loans held for investment increased $204.5 million during the six months ended June 30, 2023. Our Banking loans, which constitute 73% of our total loan portfolio at June 30, 2023, increased from $2.883 billion in aggregate as of December 31, 2022 to $3.151 billion as of June 30, 2023, an increase of 9.3%. Our Factoring factored receivables, which constitute 23% of our total loan portfolio at June 30, 2023, decreased from $1.152 billion in aggregate as of December 31, 2022 to $0.998 billion as of June 30, 2023, a decrease of 13.4%. Our Payments factored receivables, which constitute 4% of our total loan portfolio at June 30, 2023, increased from $85.7 million in aggregate as of December 31, 2022 to $176.0 million as of June 30, 2023, an increase of 105.3%. Approximately $93.7 million of the increase in TriumphPay factored receivables was the result of transferring factoring transactions with freight broker clients from our Factoring segment to our Payments segment, thus aligning such services with TriumphPay's strength; serving freight brokers in the transportation industry.
At June 30, 2023, we had total liabilities of $4.819 billion, including total deposits of $4.293 billion, compared to $4.445 billion of total liabilities and $4.171 billion of total deposits at December 31, 2022. Deposits increased $122.1 million during the six months ended June 30, 2023.
At June 30, 2023, we had total stockholders' equity of $833.5 million. During the six months ended June 30, 2023, total stockholders’ equity decreased $55.5 million, primarily due to treasury stock purchases made under our accelerated share repurchase program, offset in part by our net income during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 12.68% and 15.59%, respectively, at June 30, 2023.
The total dollar value of invoices purchased by Triumph Financial Services during the three months ended June 30, 2023 was $2.733 billion with an average invoice size of $1,828. The average transportation invoice size for the three months ended June 30, 2023 was $1,773. This compares to invoice purchase volume of $4.024 billion with an average invoice size of $2,332 and average transportation invoice size of $2,176 during the same period a year ago.
TriumphPay processed 4.5 million invoices paying Carriers a total of $4.940 billion during the three months ended June 30, 2023. This compares to processed volume of 4.4 million invoices for a total of $6.034 billion during the same period a year ago.

2023 Items of Note
Equity Investment
On June 22, 2023 we made a $9.7 million minority investment in Trax Group, Inc. ("Trax"), a leader in transportation spend management solutions. The investment in Trax is accounted for as an equity investment without a readily determinable fair value measured under the measurement alternative and is included in other assets on our consolidated balance sheet.
Accelerated Share Repurchase and Stock Repurchase Program
On February 1, 2023, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $70.0 million of our common stock. The ASR is part of our previously announced plan to repurchase up to $100.0 million of our common stock and is within the remaining amount authorized by our Board of Directors pursuant to such plan. During the three months ended March 31, 2023, we received an initial delivery of 961,373 common shares representing approximately 80% of the expected total to be repurchased. On April 28, 2023, the ASR was completed and we received an additional delivery of 247,954 common shares.
In connection with the completion of the ASR, on May 4, 2023, we announced that our board of directors had authorized us to repurchase up to an additional $50.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions at our discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of our common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. The repurchase program is authorized for a period of up to one year and does not require us to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time. We have not repurchased any shares under the new share repurchase program.
Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the three months ended June 30, 2023.
During the second quarter, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3.3 million; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant will reimburse us for $1.7 million of this charge-off which is reflected as a receivable in other assets on our June 30,2023 Consolidated Balance Sheet. At June 30, 2023, the carrying value of the acquired over-formula advances was $4.0 million, the total reserve on acquired over-formula advances was $4.0 million and the balance of our indemnification asset, the value of the payment that would be due to us from CVLG in the event that these over-advances are charged off, was $1.9 million.
As of June 30, 2023 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of June 30, 2023. The full amount of such receivable is reflected in non-performing and past due factored receivables as of June 30, 2023 in accordance with our policy. As of June 30, 2023, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.
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
Trucking transportation

The largest driver of changes in revenue at our Factoring segment is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight is a combination of falling volumes and excess capacity. By the end of the first quarter of 2023, spot rates had fallen below the cost per mile to operate for many carriers. During the second quarter, average rates per mile began to level off, but spot rates remained at low levels last seen in 2019. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Income Statement Data:
Interest income	$105,486	$106,307	$206,160	$209,742
Interest expense	14,035	4,879	21,327	8,235
Net interest income	91,451	101,428	184,833	201,507
Credit loss expense (benefit)	2,643	2,901	5,256	3,402
Net interest income after credit loss expense (benefit)	88,808	98,527	179,577	198,105
Noninterest income	11,511	48,160	22,533	59,281
Noninterest expense	90,396	88,607	179,677	167,171
Net income (loss) before income taxes	9,923	58,080	22,433	90,215
Income tax expense (benefit)	2,273	13,888	3,773	21,694
Net income (loss)	$7,650	$44,192	$18,660	$68,521
Dividends on preferred stock	(802)	(802)	(1,603)	(1,603)
Net income available (loss) to common stockholders	$6,848	$43,390	$17,057	$66,918

Per Share Data:
Basic earnings (loss) per common share	$0.30	$1.78	$0.73	$2.72
Diluted earnings (loss) per common share	$0.29	$1.74	$0.72	$2.66
Weighted average shares outstanding - basic	23,138,835	24,427,270	23,249,668	24,612,988
Weighted average shares outstanding - diluted	23,455,471	24,866,573	23,634,343	25,122,985

Performance ratios - Annualized:
Return on average assets	0.56%	3.02%	0.70%	2.36%
Return on average total equity	3.64%	20.08%	4.43%	15.67%
Return on average common equity	3.45%	20.78%	4.27%	16.13%
Return on average tangible common equity (1)	5.16%	30.63%	6.37%	23.91%
Yield on loans(2)	9.14%	8.79%	9.18%	8.69%
Cost of interest bearing deposits	1.13%	0.41%	0.85%	0.32%
Cost of total deposits	0.68%	0.23%	0.50%	0.19%
Cost of total funds	1.23%	0.40%	0.97%	0.34%
Net interest margin(2)	7.57%	7.68%	7.82%	7.68%
Efficiency ratio	87.80%	59.23%	86.65%	64.10%
Net noninterest expense to average assets	5.79%	2.76%	5.88%	3.71%

(Dollars in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Balance Sheet Data:
Total assets	$5,652,721	$5,333,783
Cash and cash equivalents	417,375	408,182
Investment securities	311,585	263,772
Loans held for investment, net	4,289,788	4,077,484
Total liabilities	4,819,255	4,444,812
Noninterest bearing deposits	1,608,411	1,756,680
Interest bearing deposits	2,685,055	2,414,656
FHLB advances	280,000	30,000
Subordinated notes	108,234	107,800
Junior subordinated debentures	41,444	41,158
Total stockholders’ equity	833,466	888,971
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	788,466	843,971

Per Share Data:
Book value per share	$33.88	$35.09
Tangible book value per share (1)	$22.58	$24.04
Shares outstanding end of period	23,269,885	24,053,585

Asset Quality ratios(3):
Past due to total loans	1.55%	2.53%
Nonperforming loans to total loans	0.74%	1.17%
Nonperforming assets to total assets	0.68%	1.02%
ACL to nonperforming loans	109.41%	88.76%
ACL to total loans	0.81%	1.04%
Net charge-offs to average loans(4)	0.31%	0.14%

Capital ratios:
Tier 1 capital to average assets	12.01%	13.00%
Tier 1 capital to risk-weighted assets	12.68%	14.57%
Common equity Tier 1 capital to risk-weighted assets	10.93%	12.73%
Total capital to risk-weighted assets	15.59%	17.66%
Total stockholders' equity to total assets	14.74%	16.67%
Tangible common stockholders' equity ratio (1)	9.75%	11.41%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Loan discount accretion	$990	$3,556	$2,800	$5,092
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the six months ended June 30, 2023 and the year ended December 31, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Average total stockholders' equity	$841,979	$882,505	$850,002	$881,732
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	796,979	837,505	805,002	836,732
Average goodwill and other intangibles	(264,544)	(269,319)	(264,930)	(272,332)
Average tangible common equity	$532,435	$568,186	$540,072	$564,400

Net income available to common stockholders	$6,848	$43,390	$17,057	$66,918
Average tangible common equity	532,435	568,186	540,072	564,400
Return on average tangible common equity	5.16%	30.63%	6.37%	23.91%

Efficiency ratio:
Net interest income	$91,451	$101,428	$184,833	$201,507
Noninterest income	11,511	48,160	22,533	59,281
Operating revenue	102,962	149,588	207,366	260,788
Total noninterest expense	$90,396	$88,607	$179,677	$167,171
Efficiency ratio	87.80%	59.23%	86.65%	64.10%

Net noninterest expense to average assets ratio:
Total noninterest expense	$90,396	$88,607	$179,677	$167,171
Total noninterest income	11,511	48,160	22,533	59,281
Net noninterest expenses	$78,885	$40,447	$157,144	$107,890
Average total assets	$5,461,946	$5,878,320	$5,386,429	$5,860,916
Net noninterest expense to average assets ratio	5.79%	2.76%	5.88%	3.71%

(Dollars in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Total stockholders' equity	$833,466	$888,971
Preferred stock	(45,000)	(45,000)
Total common stockholders' equity	788,466	843,971
Goodwill and other intangibles	(262,958)	(265,767)
Tangible common stockholders' equity	$525,508	$578,204
Common shares outstanding	23,269,885	24,053,585
Tangible book value per share	$22.58	$24.04

Total assets at end of period	$5,652,721	$5,333,783
Goodwill and other intangibles	(262,958)	(265,767)
Tangible assets at period end	$5,389,763	$5,068,016
Tangible common stockholders' equity ratio	9.75%	11.41%
Results of Operations
Three months ended June 30, 2023 compared with three months ended June 30, 2022.
Net Income
We earned net income of $7.7 million for the three months ended June 30, 2023 compared to net income of $44.2 million for the three months ended June 30, 2022, a decrease of $36.5 million. The decrease in net income was driven by a $36.6 million decrease in noninterest income, a $10.0 million decrease in net interest income, and a $1.8 million increase in noninterest expense partially offset by an $11.6 million decrease in income tax expense and a $0.3 million decrease in credit loss expense.
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

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	227,696	2,956	5.21%	343,210	787	0.92%
Taxable securities	318,285	5,167	6.51%	174,489	1,237	2.84%
Tax-exempt securities	10,399	67	2.58%	14,378	92	2.57%
FHLB and other restricted stock	27,071	219	3.24%	12,526	34	1.09%
Loans (1)	4,262,170	97,077	9.14%	4,753,893	104,157	8.79%
Total interest earning assets	4,845,621	105,486	8.73%	5,298,496	106,307	8.05%
Noninterest earning assets:
Cash and cash equivalents	73,176			91,882
Other noninterest earning assets	543,149			487,942
Total assets	5,461,946			5,878,320
Interest bearing liabilities:
Deposits:
Interest bearing demand	804,799	715	0.36%	876,536	536	0.25%
Individual retirement accounts	60,171	104	0.69%	81,678	106	0.52%
Money market	506,782	1,685	1.33%	545,508	280	0.21%
Savings	529,952	475	0.36%	528,450	201	0.15%
Certificates of deposit	286,253	902	1.26%	461,280	550	0.48%
Brokered time deposits	244,721	2,823	4.63%	101,270	302	1.20%
Other brokered deposits	13,188	173	5.26%	76,155	731	3.85%
Total interest bearing deposits	2,445,866	6,877	1.13%	2,670,877	2,706	0.41%
Federal Home Loan Bank advances	363,901	4,756	5.24%	155,549	316	0.81%
Subordinated notes	108,115	1,312	4.87%	107,263	1,302	4.87%
Junior subordinated debentures	41,378	1,090	10.57%	40,802	556	5.47%
Other borrowings	308	—	—%	5,844	(1)	(0.07)%
Total interest bearing liabilities	2,959,568	14,035	1.90%	2,980,335	4,879	0.66%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,598,733			1,951,725
Other liabilities	61,666			63,755
Total equity	841,979			882,505
Total liabilities and equity	5,461,946			5,878,320
Net interest income		91,451			101,428
Interest spread (2)			6.83%			7.39%
Net interest margin (3)			7.57%			7.68%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$3,120,594	$57,258	7.36%	$3,014,573	$44,131	5.87%
Factoring receivables	1,036,922	36,368	14.07%	1,576,208	55,854	14.21%
Payments receivables	104,654	3,451	13.23%	163,112	4,172	10.26%
Total loans	$4,262,170	$97,077	9.14%	$4,753,893	$104,157	8.79%
We earned net interest income of $91.5 million for the three months ended June 30, 2023 compared to $101.4 million for the three months ended June 30, 2022, a decrease of $9.9 million, or 9.8%, primarily driven by the following factors.
Interest income decreased $0.8 million, or 0.8%, due to a decrease in average interest earning assets of $452.9 million, or 8.5%, and a decrease in average total loans of $491.7 million, or 10.3%. The average balance of our higher yielding Factoring factored receivables decreased $539.3 million, or 34.2%, driving the decrease in interest income along with a decrease in average Payments factored receivables. Average Banking loans increased $106.0 million, or 3.5% due to increases in the average balances of commercial real estate, residential real estate, general commercial and mortgage warehouse loans. The decrease in average loans was partially offset by higher average balances among other types interest earning assets and higher rates discussed below. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $848.0 million for the three months ended June 30, 2023 compared to $651.4 million for the three months ended June 30, 2022. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit. We recognized discount accretion on purchased loans of $1.0 million and $3.6 million for the three months ended June 30, 2023 and 2022, respectively.
Interest expense increased $9.2 million, or 187.7%, despite a decrease in average interest-bearing liabilities. More specifically, average total interest bearing deposits decreased $225.0 million, or 8.4%. Average noninterest bearing demand deposits decreased $353.0 million. The change in interest expense period over period was also driven by higher average rates discussed below.
Net interest margin decreased to 7.57% for the three months ended June 30, 2023 from 7.68% for the three months ended June 30, 2022, a decrease of 11 basis points or 1.4%.
The decrease in our net interest margin was most impacted by an increase in our average cost of interest bearing liabilities of 124 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
The decrease in our net interest margin was partially offset by an increase in our yield on interest earning assets of 68 basis points to 8.73% for the three months ended June 30, 2023. This increase was primarily driven by higher yields on loans which increased 35 basis points to 9.14% for the same period. That being said, further growth in loan yield was halted by a decrease in Factoring yield period over period, as well as a decrease in average Factoring factored receivables as a percentage of the total loan portfolio. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, were 95% and 94% of our Factoring portfolio at June 30, 2023 and 2022, respectively. Banking and Payments yields increased period over period. Non-loan yields were higher across the board period over period.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	June 30, 2023 vs. 2022
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$3,669	$(1,500)	$2,169
Taxable securities	1,596	2,334	3,930
Tax-exempt securities	1	(26)	(25)
FHLB and other restricted stock	67	118	185
Loans	4,120	(11,200)	(7,080)
Total interest income	9,453	(10,274)	(821)
Interest bearing liabilities:
Interest bearing demand	243	(64)	179
Individual retirement accounts	35	(37)	(2)
Money market	1,534	(129)	1,405
Savings	273	1	274
Certificates of deposit	904	(552)	352
Brokered time deposits	866	1,655	2,521
Other brokered deposits	268	(826)	(558)
Total interest bearing deposits	4,123	48	4,171
Federal Home Loan Bank advances	1,717	2,723	4,440
Subordinated notes	—	10	10
Junior subordinated debentures	519	15	534
Other borrowings	1	—	1
Total interest expense	6,360	2,796	9,156
Change in net interest income	$3,093	$(13,070)	$(9,977)
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
The following table presents the major categories of credit loss expense:

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Credit loss expense (benefit) on loans	$3,514	$2,069	$1,445	69.8%
Credit loss expense (benefit) on off balance sheet credit exposures	(1,162)	932	(2,094)	(224.7)%
Credit loss expense (benefit) on held to maturity securities	291	(100)	391	391.0%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$2,643	$2,901	$(258)	(8.9)%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At June 30, 2023 and March 31, 2023, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended June 30, 2023. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2023 and December 31, 2022, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2023 and March 31, 2023, the Company carried $6.3 million and $6.5 million, respectively, of these HTM securities at amortized cost. The required ACL on these balances was $2.9 million at June 30, 2023 and $2.6 million at March 31, 2023, resulting in $0.3 million of credit loss expense during the current quarter. Credit loss expense during the three months ended June 30, 2022 was a benefit of $0.1 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2023. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $35.0 million as of June 30, 2023, compared to $42.8 million as of December 31, 2022, representing an ACL to total loans ratio of 0.81% and 1.04%, respectively.
Our credit loss expense on loans increased $1.4 million, or 69.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
During the three months ended June 30, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3.3 million; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant will reimburse us for $1.7 million of this charge-off which is reflected as a receivable on our June 30, 2023 Consolidated Balance Sheet. We continue to reserve the full balance of the Over-Formula Advance clients at June 30, 2023 which totals $4.0 million.
The increase in credit loss expense was primarily driven by increased net charge-offs during the period. Including the $3.3 million over-formula advance net charge-off previously discussed, net charge-offs during the three months ended June 30, 2023 were $10.8 million compared to $0.2 million during the same period a year ago. Approximately $8.1 million of the $10.8 million net charge-offs for the three months ended June 30, 2023 were reserved in a prior period while charge-offs during the three months ended June 30, 2022 were fully reserved in a prior period. Such prior period reserves are included in the discussion of changes in specific reserves below.
Changes in volume and mix of the loan portfolio also increased credit loss expense. Such changes created a benefit to credit loss expense of $0.2 million during the three months ended June 30, 2023 compared to a benefit to credit loss expense of $1.6 million during the same period a year ago.
The increased credit loss expense was partially offset by changes in new specific reserves. Such specific reserves decreased $7.1 million during the three months ended June 30, 2023 compared to an increase of $0.9 million during the same period a year ago.
The increase in credit loss expense was also partially offset by changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses. The result of such changes had an insignificant impact to credit loss expense for the three months ended June 30, 2023 compared to credit loss expense of $2.6 million during the same period a year ago.
Credit loss expense for off balance sheet credit exposures decreased $2.1 million, primarily due to decreased underlying outstanding commitments to fund period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Service charges on deposits	$1,769	$1,664	$105	6.3%
Card income	2,119	2,080	39	1.9%
Net OREO gains (losses) and valuation adjustments	—	18	(18)	(100.0)%
Net gains (losses) on sale or call of securities	—	2,514	(2,514)	(100.0)%
Net gains (losses) on sale of loans	87	17,269	(17,182)	(99.5)%
Fee income	7,462	6,273	1,189	19.0%
Insurance commissions	1,303	1,346	(43)	(3.2)%
Other	(1,229)	16,996	(18,225)	(107.2)%
Total noninterest income	$11,511	$48,160	$(36,649)	(76.1)%
Noninterest income decreased $36.6 million, or 76.1%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities decreased $2.5 million as no securities we sold or called during the three months ended June 30, 2023.
•Net gains (losses) on sale of loans. Net gains (losses) on sale of loans decreased $17.2 million due to the aforementioned $13.2 million gain on sale of factored receivables and the aforementioned $3.9 million gain on sale of equipment loans during the three months ended June 30, 2022. Sales of such magnitude did not repeat during the three months ended June 30, 2023.
•Fee income. Fee income increased $1.2 million, or 19.0%, due to a $0.7 million increase in fees earned by TriumphPay Audit during the three months ended June 30, 2023 compared to the same period a year ago.
•Other. Other noninterest income decreased $18.2 million primarily due to a gain of $8.9 million on the aforementioned termination of an interest rate swap recognized during the three months ended June 30, 2022. During that same period, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and additional investment in WSI common stock. The decrease was also driven by a write down of our revenue share asset, which is carried at fair value, of $1.2 million during the three months ended June 30, 2023.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$54,219	$54,257	$(38)	(0.1)%
Occupancy, furniture and equipment	7,292	6,507	785	12.1%
FDIC insurance and other regulatory assessments	796	382	414	108.4%
Professional fees	3,035	3,607	(572)	(15.9)%
Amortization of intangible assets	3,001	3,064	(63)	(2.1)%
Advertising and promotion	1,577	1,785	(208)	(11.7)%
Communications and technology	11,397	9,820	1,577	16.1%
Travel and entertainment	1,555	1,423	132	9.3%
Other	7,524	7,762	(238)	(3.1)%
Total noninterest expense	$90,396	$88,607	$1,789	2.0%

Noninterest expense increased $1.8 million, or 2.0%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses were relatively flat period over period. Employee salaries and payroll taxes increased $3.2 million and $0.4 million, respectively, which is primarily due to merit increases for existing employees and growth in our workforce. The size of our workforce increased period over period due to organic growth within the Company. Our average full-time equivalent employees were 1,480.7 and 1,365.3 for the three months ended June 30, 2023 and 2022, respectively. Further, compensation for temporary and/or contract labor increased $0.3 million and sales commissions, primarily related to our operations at Triumph Financial Services and TriumphPay, increased $0.5 million period over period. Accruals for bonus expense were $1.0 million lower period over period and stock based compensation expense included in salaries and employee benefits expense decreased $4.2 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $0.8 million, or 12.1%, primarily due to growth in our operations period over period.
•Professional Fees. Professional fees decreased $0.6 million, or 15.9%, primarily due to a $0.6 million decrease in legal and consulting fees period over period.
•Communication and Technology. Communication and technology increased $1.6 million, or 16.1%, primarily as a result of increased spending on IT information security and IT license and software maintenance to develop efficiency in our operations and improve the functionality and security of our technology platforms period over period.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense decreased $0.2 million, or 3.1%. There were no notable variances in other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $11.6 million, from $13.9 million for the three months ended June 30, 2022 to $2.3 million for the three months ended June 30, 2023. The effective tax rate was 23% for the three months ended June 30, 2023, compared to 24% for the three months ended June 30, 2022. There were no notable income tax events in either period.
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
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Beginning January 1, 2023, payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Beginning prospectively on June 1, 2023, factoring transactions with freight broker clients were transferred from our Factoring segment to our Payments segment to align with TriumphPay's supply chain finance product offerings. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by Triumph Financial Services.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended June 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$65,624	$36,367	$3,451	$44	$105,486
Intersegment interest allocations	7,478	(9,358)	1,880	—	—
Total interest expense	11,634	—	—	2,401	14,035
Net interest income (expense)	61,468	27,009	5,331	(2,357)	91,451
Credit loss expense (benefit)	831	1,481	41	290	2,643
Net interest income after credit loss expense	60,637	25,528	5,290	(2,647)	88,808
Noninterest income	6,347	980	4,119	65	11,511
Intersegment noninterest income (expense)(1)	—	(97)	97	—	—
Noninterest expense	31,934	20,218	16,939	21,305	90,396
Net income (loss) before income tax expense	$35,050	$6,193	$(7,433)	$(23,887)	$9,923

(Dollars in thousands)
Three Months Ended June 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$46,239	$55,854	$4,172	$42	$106,307
Intersegment interest allocations	4,246	(3,878)	(368)	—	—
Total interest expense	3,021	—	—	1,858	4,879
Net interest income (expense)	47,464	51,976	3,804	(1,816)	101,428
Credit loss expense (benefit)	3,120	64	(184)	(99)	2,901
Net interest income after credit loss expense	44,344	51,912	3,988	(1,717)	98,527
Noninterest income	22,282	15,521	10,309	48	48,160
Intersegment noninterest income (expense)(1)	—	—	—	—	—
Noninterest expense	31,205	23,512	17,663	16,227	88,607
Net income (loss) before income tax expense	$35,421	$43,921	$(3,366)	$(17,896)	$58,080

(1) Intersegment noninterest income (expense) includes:

(Dollars in thousands)	Factoring	Payments
Three Months Ended June 30, 2023
Factoring revenue received from Payments	$170	$(170)
Payments revenue received from Factoring	(267)	267
Intersegment noninterest income (expense)	$(97)	$97

Three Months Ended June 30, 2022
Factoring revenue received from Payments	$—	$—
Payments revenue received from Factoring	—	—
Intersegment noninterest income (expense)	$—	$—

(Dollars in thousands)
June 30, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,161,837	$1,084,139	$447,935	$1,021,259	$(2,062,449)	$5,652,721
Gross loans	$3,688,130	$997,842	$175,952	$—	$(537,166)	$4,324,758

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,910,628	$1,260,209	$371,948	$1,061,662	$(2,270,664)	$5,333,783
Gross loans	$3,572,716	$1,151,727	$85,722	$—	$(689,874)	$4,120,291
Banking

(Dollars in thousands)	Three Months Ended June 30,
Banking	2023	2022	$ Change	% Change
Total interest income	$65,624	$46,239	$19,385	41.9%
Intersegment interest allocations	7,478	4,246	3,232	76.1%
Total interest expense	11,634	3,021	8,613	285.1%
Net interest income (expense)	61,468	47,464	14,004	29.5%
Credit loss expense (benefit)	831	3,120	(2,289)	(73.4)%
Net interest income after credit loss expense	60,637	44,344	16,293	36.7%
Noninterest income	6,347	22,282	(15,935)	(71.5)%
Noninterest expense	31,934	31,205	729	2.3%
Operating income (loss)	$35,050	$35,421	$(371)	(1.0)%
Our Banking segment’s operating income decreased $0.4 million, or 1.0%.
Total interest income increased $19.4 million, or 41.9%, at our Banking segment due to an increase in average interest earning Banking assets. Additionally, the increase in interest income was driven by an increase in yields on interest earning assets at our Banking segment. Average loans in our Banking segment, excluding intersegment loans, increased 3.5% from $3.015 billion for the three months ended June 30, 2022 to $3.121 billion for the three months ended June 30, 2023, and average balances of other interest earning assets at our Banking segment increased period over period. Intersegment interest income allocated to our Banking segment increased period over period due to an increased interest rate charged to our Factoring segment consistent with increased interest rates experienced in the macro economy period over period.
Interest expense increased $8.6 million, or 285.1%, despite a decrease in average interest-bearing liabilities, including a decrease in average total interest bearing deposits of $225.0 million, or 8.4%, period over period. This increase was driven by higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $2.0 million for the three months ended June 30, 2023 compared to credit loss expense on loans of $2.2 million for the three months ended June 30, 2022. The decrease in credit loss expense was the result of changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period and decreased specific reserves period over period. These decreases were partially offset by an increase driven by the volume and mix of our portfolio and increased net charge-off activity period over period.
Credit loss expense for off balance sheet credit exposures decreased $2.1 million, from $0.9 million for the three months ended June 30, 2022 to a benefit of $1.2 million for the three months ended June 30, 2023, primarily due to decreased underlying outstanding commitments to fund period over period.
Noninterest income at our Banking segment decreased period over period due to the aforementioned $3.9 million gain on sale of equipment loans, the aforementioned gain of $8.9 million on the termination of an interest rate swap, and a $2.5 million gain on sale of securities during the three months ended June 30, 2022 that did not repeat during the current period.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The increase in noninterest expense was also driven by increased communications and information technology spend.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has increased $268.1 million, or 9.3%, to $3.151 billion as of June 30, 2023. The following table sets forth our banking loans:

(Dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Banking
Commercial real estate	$768,711	$678,144	$90,567	13.4%
Construction, land development, land	110,071	90,976	19,095	21.0%
1-4 family residential	130,628	125,981	4,647	3.7%
Farmland	67,913	68,934	(1,021)	(1.5)%
Commercial - General	295,159	316,364	(21,205)	(6.7)%
Commercial - Paycheck Protection Program	45	55	(10)	(18.2)%
Commercial - Agriculture	46,839	48,494	(1,655)	(3.4)%
Commercial - Equipment	493,763	454,117	39,646	8.7%
Commercial - Asset-based lending	231,265	229,754	1,511	0.7%
Commercial - Liquid Credit	151,821	202,326	(50,505)	(25.0)%
Consumer	8,409	8,868	(459)	(5.2)%
Mortgage Warehouse	846,340	658,829	187,511	28.5%
Total banking loans	$3,150,964	$2,882,842	$268,122	9.3%
Factoring

(Dollars in thousands)	Three Months Ended June 30,
Factoring	2023	2022	$ Change	% Change
Total interest income	$36,367	$55,854	$(19,487)	(34.9)%
Intersegment interest allocations	(9,358)	(3,878)	(5,480)	(141.3)%
Total interest expense	—	—	—	—
Net interest income (expense)	27,009	51,976	(24,967)	(48.0)%
Credit loss expense (benefit)	1,481	64	1,417	2,214.1%
Net interest income (expense) after credit loss expense	25,528	51,912	(26,384)	(50.8)%
Noninterest income	980	15,521	(14,541)	(93.7)%
Intersegment noninterest income (expense)	(97)	—	(97)	(100.0)%
Noninterest expense	20,218	23,512	(3,294)	(14.0)%
Net income (loss) before income tax expense	$6,193	$43,921	$(37,728)	(85.9)%

	Three Months Ended June 30,
	2023	2022
Factored receivable period end balance	$997,842,000	$1,474,852,000
Yield on average receivable balance	14.07%	14.21%
Current quarter charge-off rate(1)	0.54%	—%
Factored receivables - transportation concentration	95%	94%

Interest income, including fees	$36,367,000	$55,854,000
Non-interest income	980,000	15,521,000
Intersegment noninterest income	170,000	—
Factored receivable total revenue	37,517,000	71,375,000
Average net funds employed	918,439,000	1,409,312,000
Yield on average net funds employed	16.38%	20.31%

Accounts receivable purchased	$2,732,976,000	$4,023,569,000
Number of invoices purchased	1,494,963	1,725,721
Average invoice size	$1,828	$2,332
Average invoice size - transportation	$1,773	$2,176
Average invoice size - non-transportation	$5,790	$6,469
Metrics above include assets and deposits held for sale.
(1) June 30, 2023 includes a $3.3 million charge-off of an over-formula advance balance, which contributed approximately 0.32% to the net charge-off rate for the quarter. In accordance with the agreement reached with Covenant, Covenant will reimburse us for $1.7 million of this charge-off.
Our Factoring segment’s operating income decreased $37.7 million, or 85.9%.
Our average invoice size decreased 21.6% from $2,332 for the three months ended June 30, 2022 to $1,828 for the three months ended June 30, 2023. Additionally, the number of invoices purchased decreased 13.4% period over period.
Net interest income at our Factoring segment decreased period over period. Overall average net funds employed (“NFE”) decreased 34.8% during the three months ended June 30, 2023 compared to the same period in 2022. The decrease in average NFE was the result of decreased invoice purchase volume and decreased average invoice sizes. Those, in turn, resulted from a softening transportation market. See further discussion under the Recent Developments: Trucking Transportation section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 95% at June 30, 2023 and 94% at June 30, 2022. The aforementioned transfer of freight broker supply chain finance to the Payments segment resulted in a reduction of net interest income at our Factoring segment of $0.5 million.
Credit loss expense at our Factoring segment increased period over period, primarily due to increased net charge-offs, including the fully reserved $3.3 million charge-off of the acquired over-advance factored receivables. This increase was partially offset by a reduction in specific reserves and a reduction of period end volume of the factoring portfolio period over period. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period.
Noninterest income at our Factoring segment decreased period over period due to the aforementioned $13.2 million gain on sale of factored receivables during the three months ended June 30, 2022. The decrease was also driven by a $1.2 million write down of our revenue share asset, which is carried at fair value, during the three months ended June 30, 2023.
Noninterest expense decreased primarily due to a decrease in salary and benefits expense including a decrease in stock compensation. Additionally, there was a decrease in communications and technology expense period over period.

Payments

(Dollars in thousands)	Three Months Ended June 30,
Payments	2023	2022	$ Change	% Change
Total interest income	$3,451	$4,172	$(721)	(17.3)%
Intersegment interest allocations	1,880	(368)	2,248	610.9%
Total interest expense	—	—	—	—%
Net interest income (expense)	5,331	3,804	1,527	40.1%
Credit loss expense (benefit)	41	(184)	225	122.3%
Net interest income after credit loss expense	5,290	3,988	1,302	32.6%
Noninterest income	4,119	10,309	(6,190)	(60.0)%
Intersegment noninterest income (expense)	97	—	97	100.0%
Noninterest expense	16,939	17,663	(724)	(4.1)%
Net income (loss) before income tax expense	$(7,433)	$(3,366)	$(4,067)	(120.8)%

	Three Months Ended June 30,
	2023	2022
Supply chain financing factored receivables	$93,678,000	$—
Quickpay and other factored receivables	82,274,000	145,835,000
Factored receivable period end balance	$175,952,000	$145,835,000

Interest income	$3,451,000	$4,172,000
Intersegment interest income	1,880,000	—
Noninterest income	4,119,000	10,309,000
Intersegment noninterest income	267,000	$—
Total revenue	$9,717,000	$14,481,000

Operating income (loss)	$(7,433,000)	$(3,366,000)
Intersegment interest expense	—	368,000
Depreciation and software amortization expense	368,000	103,000
Intangible amortization expense	1,729,000	1,477,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(5,336,000)	$(1,418,000)

EBITDA margin	(55)%	(10)%

Number of invoices processed	4,526,629	4,394,351
Amount of payments processed	$4,940,317,000	$6,033,898,000
Network invoice volume	181,904	118,580
Network payment volume	$299,948,000	$253,312,000
Our Payments segment's operating loss increased $4.1 million, or 120.8%.
The number of invoices processed by our Payments segment increased 3.0% from 4,394,351 for the three months ended June 30, 2022 to 4,526,629 for the three months ended June 30, 2023, and the amount of payments processed decreased 18.1% from $6.034 billion for the three months ended June 30, 2022 to $4.940 billion for the three months ended June 30, 2023 driven by lower average invoice prices.
We began processing network transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended June 30, 2023, we processed 181,904 network invoices representing a network payment volume of $299.9 million. During the three months ended June 30, 2022, we processed 118,580 network invoices representing a network payment volume of $253.3 million.

Net interest income increased due to increased yields at our Payments segment period over period and intersegment interest allocation. The aforementioned transfer of factoring transactions with freight broker clients to the Payments segment resulted in an increase of net interest income at our Factoring segment of $0.4 million.
Noninterest income decreased due to the $7.0 million net gain on the aforementioned termination of WSI warrants and additional investment in WSI common stock during the three months ended June 30, 2023. The decrease was offset by a $0.7 million increase in payment fees earned by TriumphPay during the three months ended June 30, 2023 compared to the same period a year ago.
Noninterest expense decreased primarily due to a decrease in salaries and employee benefits expense driven by a decrease in employee salaries, temporary and/or contract labor, incentive comp, and stock based compensation at our Payments segment. The decrease was partially offset by an increase in communications and technology expense.
The acquisition of HubTran during 2021 allows TriumphPay to create a fully integrated payments network for trucking, servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that will lead to meaningful amounts of amortization going forward. The aforementioned transfer of factoring transactions with freight broker clients to the Payments segment contributed four percentage points to the EBITDA margin at our payments segment for the three months ended June 30, 2023.
Corporate

(Dollars in thousands)	Three Months Ended June 30,
Corporate	2023	2022	$ Change	% Change
Total interest income	$44	$42	$2	4.8%
Intersegment interest allocations	—	—	—	—
Total interest expense	2,401	1,858	543	29.2%
Net interest income (expense)	(2,357)	(1,816)	(541)	(29.8)%
Credit loss expense (benefit)	290	(99)	389	392.9%
Net interest income (expense) after credit loss expense	(2,647)	(1,717)	(930)	(54.2)%
Other noninterest income	65	48	17	35.4%
Noninterest expense	21,305	16,227	5,078	31.3%
Net income (loss) before income tax expense	$(23,887)	$(17,896)	$(5,991)	(33.5)%
The Corporate segment reported an operating loss of $23.9 million for the three months ended June 30, 2023 compared to an operating loss of $17.9 million for the three months ended June 30, 2022. The increased operating loss was driven by increased noninterest expense which was the result of increased salaries and benefits expense due to due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Further, the size of our workforce increased period over period due to organic growth within the Company. Additionally, occupancy expense and communication and technology expense increased period over period.
Results of Operations
Six months ended June 30, 2023 compared with six months ended June 30, 2022
Net Income
We earned net income of $18.7 million for the six months ended June 30, 2023 compared to $68.5 million for the six months ended June 30, 2022, a decrease of $49.8 million. The decrease in net income was driven by a $36.7 million decrease in noninterest income, a $16.7 million decrease in net interest income, a $12.5 million increase in noninterest expense, and a $1.9 million increase in credit loss expense offset by a $18.0 decrease in income tax expense.

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

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	$244,012	$5,950	4.92%	$308,668	$915	0.60%
Taxable securities	306,883	9,196	6.04%	172,282	2,320	2.72%
Tax-exempt securities	11,763	151	2.59%	14,582	187	2.59%
FHLB and other restricted stock	18,558	344	3.74%	11,267	110	1.97%
Loans (1)	4,186,570	190,519	9.18%	4,783,709	206,210	8.69%
Total interest earning assets	4,767,786	206,160	8.72%	5,290,508	209,742	7.99%
Noninterest earning assets:
Cash and cash equivalents	83,730			80,583
Other noninterest earning assets	534,913			489,825
Total assets	$5,386,429			$5,860,916
Interest bearing liabilities:
Deposits:
Interest bearing demand	$820,467	$1,285	0.32%	$855,756	$979	0.23%
Individual retirement accounts	62,663	189	0.61%	82,182	210	0.52%
Money market	502,456	2,815	1.13%	542,050	561	0.21%
Savings	537,404	784	0.29%	519,269	393	0.15%
Certificates of deposit	292,665	1,457	1.00%	489,682	1,134	0.47%
Brokered time deposits	172,354	3,373	3.95%	60,065	305	1.02%
Other brokered deposits	6,768	176	5.24%	142,710	685	0.97%
Total interest bearing deposits	2,394,777	10,079	0.85%	2,691,714	4,267	0.32%
Federal Home Loan Bank advances	251,961	6,503	5.20%	109,972	354	0.65%
Subordinated notes	108,009	2,621	4.89%	107,151	2,601	4.90%
Junior subordinated debentures	41,303	2,124	10.37%	40,732	1,010	5.00%
Other borrowings	1,457	—	—%	5,469	3	0.11%
Total interest bearing liabilities	2,797,507	21,327	1.54%	2,955,038	8,235	0.56%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,651,463			1,944,606
Other liabilities	87,457			79,540
Total equity	850,002			881,732
Total liabilities and equity	$5,386,429			$5,860,916
Net interest income		$184,833			$201,507
Interest spread (2)			7.18%			7.43%
Net interest margin (3)			7.82%			7.68%

(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.
The following table presents loan yields earned on our loan portfolios:

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$3,019,168	$109,796	7.33%	$3,023,608	$84,978	5.67%
Factoring receivables	1,073,434	74,525	14.00%	1,595,230	112,228	14.19%
Payments receivables	93,968	6,198	13.30%	164,871	9,004	11.01%
Total loans	$4,186,570	$190,519	9.18%	$4,783,709	$206,210	8.69%
We earned net interest income of $184.8 million for the six months ended June 30, 2023 compared to $201.5 million for the six months ended June 30, 2022, a decrease of $16.7 million, or 8.3%, primarily driven by the following factors.
Interest income decreased $3.6 million, or 1.7%, due to a decrease in total average interest earning assets of $522.7 million, or 9.9%, and a decrease in average total loans of $597.1 million, or 12.5%. The average balance of our higher yielding Factoring factored receivables decreased $521.8 million, or 32.7%, driving the majority of the decrease in interest income along with a decrease in average Payments factored receivables. Additionally, the decrease in interest income was the result of a decrease in average Banking loans of $4.4 million, or 0.1% due to decreases in the average balances of all Banking loan types except for commercial real estate, residential real estate, general commercial, liquid credit, and mortgage warehouse. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $794.9 million for the six months ended June 30, 2023 compared to $644.1 million for the six months ended June 30, 2022. A component of interest income consists of discount accretion on acquired loan portfolios. We recognized discount accretion on purchased loans of $2.8 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in interest income was partially offset by increases in rates discussed below. Further, increased average balances and yields of taxable securtities partially offset the decrease in interest income.
Interest expense increased $13.1 million, or 159.0%, due to increased average rates on interest bearing liabilities discussed below. The increase in interest expense was partially offset by a decrease in average interest bearing liabilities of $157.5 million, or 5.3%. More specifically, average total interest bearing deposits decreased $296.9 million, or 11.0%. Average noninterest bearing deposits decreased $293.1 million.
Net interest margin increased to 7.82% for the six months ended June 30, 2023 from 7.68% for the six months ended June 30, 2022, an increase of 14 basis points, or 1.8%.
Our net interest margin was impacted by an increase in yield on our interest earning assets of 73 basis points to 8.72% for the six months ended June 30, 2023. This increase was driven by higher yields on loans which increased 49 basis points to 9.18% for the same period. Factoring yield decreased period over period and average Factoring factored receivables as a percentage of the total loan portfolio also decreased which had a meaningful downward impact on total loan yield. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, were flat as a percentage of the overall factoring portfolio at 96% for June 30, 2023 and June 30, 2022, respectively. Banking and Payments yields increased period over period and non-loan yields also increased over the same period.
The increase in our net interest margin was partially offset by an increase in our average cost of interest bearing liabilities of 98 basis points.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Six Months Ended
	June 30, 2023 vs. 2022
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$6,612	$(1,577)	$5,035
Taxable securities	2,843	4,033	6,876
Tax-exempt securities	—	(36)	(36)
FHLB and other restricted stock	99	135	234
Loans	11,483	(27,174)	(15,691)
Total interest income	21,037	(24,619)	(3,582)
Interest bearing liabilities:
Interest bearing demand	361	(55)	306
Individual retirement accounts	38	(59)	(21)
Money market	2,476	(222)	2,254
Savings	365	26	391
Certificates of deposit	1,304	(981)	323
Brokered time deposits	870	2,198	3,068
Other brokered deposits	3,026	(3,535)	(509)
Total interest bearing deposits	8,440	(2,628)	5,812
Federal Home Loan Bank advances	2,484	3,665	6,149
Subordinated notes	(1)	21	20
Junior subordinated debentures	1,085	29	1,114
Other borrowings	(3)	—	(3)
Total interest expense	12,005	1,087	13,092
Change in net interest income	$9,032	$(25,706)	$(16,674)
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
The following table presents the major categories of credit loss expense:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Credit loss expense on loans	$5,167	$2,933	$2,234	76.2%
Credit loss expense on off balance sheet credit exposures	(343)	196	(539)	(275.0)%
Credit loss expense on held to maturity securities	432	273	159	58.2%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$5,256	$3,402	$1,854	54.5%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2022 and June 30, 2023, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the six months ended June 30, 2023. The same was true for the same period in the prior year.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2023 and December 31, 2022, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2023 and December 31, 2022, the Company carried $6.3 million and $6.5 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $2.9 million at June 30, 2023 and $2.4 million at December 31, 2022 and we recognized credit loss expense of $0.4 million during the six months ended June 30, 2023. Credit loss expense during the six months ended June 30, 2022 was $0.3 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2023. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $35.0 million as of June 30, 2023, compared to $42.8 million as of December 31, 2022, representing an ACL to total loans ratio of 0.81% and 1.04% respectively.
Our credit loss expense on loans increased $2.2 million, or 76.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
During the six months ended June 30, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3.3 million; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant will reimburse us for $1.7 million of this charge-off which is reflected as a receivable on our June 30, 2023 Consolidated Balance Sheet. We continue to reserve the full balance of the Over-Formula Advance clients at June 30, 2023 which totals $4.0 million.
The increase in credit loss expense was primarily driven by increased net charge-offs during the period. Including the $3.3 million over-formula advance net charge-off previously discussed, net charge-offs during the six months ended June 30, 2023 were $13.0 million compared to $1.7 million during the same period a year ago. Approximately $8.5 million of the $13.0 million net charge-offs for the six months ended June 30, 2023 were reserved in a prior period while $0.7 million of the $1.7 million of charge-offs during the six months ended June 30, 2022 were reserved in a prior period. Such prior period reserves are included in the discussion of changes in specific reserves below.
Changes in volume and mix of the loan portfolio also increased credit loss expense. Such changes created a benefit to credit loss expense of $0.2 million during the six months ended June 30, 2023 compared to a benefit to credit loss expense of $2.1 million during the same period a year ago.
The increased credit loss expense was partially offset by changes in new specific reserves. Such specific reserves decreased $8.0 million during the six months ended June 30, 2023 compared to an increase of $1.8 million during the same period a year ago.
The increase in credit loss expense was also partially offset by changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses. This resulted in credit loss expense of $0.4 million for the six months ended June 30, 2023 compared to credit loss expense of $1.5 million during the same period a year ago.
Credit loss expense for off balance sheet credit exposures decreased $0.5 million, primarily due to decreases to outstanding commitments to fund period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Service charges on deposits	$3,482	$3,627	$(145)	(4.0%)
Card income	4,087	4,091	(4)	(0.1%)
Net OREO gains (losses) and valuation adjustments	—	(114)	114	100.0%
Net gains (losses) on sale or call of securities	—	2,514	(2,514)	(100.0%)
Net gains (losses) on sale of loans	3	17,203	(17,200)	(100.0%)
Fee income	13,612	11,976	1,636	13.7%
Insurance commissions	2,896	3,018	(122)	(4.0%)
Other	(1,547)	16,966	(18,513)	(109.1%)
Total noninterest income	$22,533	$59,281	$(36,748)	(62.0%)
Noninterest income decreased $36.7 million, or 62.0%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities decreased $2.5 million as no securities we sold or called during the six months ended June 30, 2023.
•Net gains (losses) on sale of loans. Net gains (losses) on sale of loans decreased $17.2 million, due to the aforementioned $13.2 million gain on sale of factored receivables and the $3.9 million gain on sale of equipment loans during the six months ended June 30, 2022. Sales of such magnitude did not repeat during the six months ended June 30, 2023.
•Fee income. Fee income increased $1.6 million, or 13.7% primarily due to a $1.2 million increase in payment fees earned by TriumphPay during the six months ended June 30, 2023 compared to the same period a year ago.
•Other. Other noninterest income decreased $18.5 million, or 109.1% primarily due to a gain of $8.9 million on the aforementioned termination of an interest rate swap recognized during the six months ended June 30, 2022. During that same period, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and additional investment in WSI common stock. The decrease was also driven by a write down of our revenue share asset, which is carried at fair value, of $1.8 million during the six months ended June 30, 2023.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$108,905	$100,541	$8,364	8.3%
Occupancy, furniture and equipment	13,995	12,943	1,052	8.1%
FDIC insurance and other regulatory assessments	1,141	793	348	43.9%
Professional fees	6,120	7,266	(1,146)	(15.8%)
Amortization of intangible assets	5,851	6,172	(321)	(5.2%)
Advertising and promotion	2,921	2,987	(66)	(2.2%)
Communications and technology	22,249	18,932	3,317	17.5%
Travel and entertainment	3,453	2,524	929	36.8%
Other	15,042	15,013	29	0.2%
Total noninterest expense	$179,677	$167,171	$12,506	7.5%
Noninterest expense increased $12.5 million, or 7.5%. Details of the more significant changes in the various components of noninterest expense are further discussed below.

•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $8.4 million, or 8.3%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Employee salaries and payroll taxes increased $9.8 million and $1.8 million, respectively, and our average full-time equivalent employees were 1,470.3 and 1,328.2 for the six months ended June 30, 2023 and 2022, respectively. Further, compensation for temporary and/or contract labor increased $2.0 million and accruals for bonus expense increased $0.4 million period over period. Sales commissions, primarily related to our operations at Triumph Financial Services and TriumphPay, decreased $1.1 million period over period. Stock based compensation expense decreased $5.9 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.1 million, or 8.1%, primarily due to growth in our operations period over period.
•Professional Fees. Professional fees decreased $1.1 million, or 15.8%, primarily due to a $1.0 million decrease in legal and consulting fees period over period.
•Communications and Technology. Communications and technology expenses increased $3.3 million, or 17.5%, primarily as a result of increased spending on IT information security and IT license and software maintenance to develop efficiency in our operations and improve the functionality and security of our technology platforms period over period.
•Travel and entertainment. Travel and entertainment expenses increased $0.9 million, or 36.8%, primarily due to increased business development activity in this area period over period.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense was relatively flat period over period despite a $0.7 million decrease in correspondent bank charges. There were no other significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $17.9 million, or 82.6%, from $21.7 million for the six months ended June 30, 2022 to $3.8 million for the six months ended June 30, 2023. The effective tax rate was 17% for the six months ended June 30, 2023 and 24% for the six months ended June 30, 2022. The decrease in the effective tax rate period over period was primarily driven by the performance based performance stock units windfall that was recorded during the six months ended June 30, 2023 as those related shares vested during the period.
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
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Beginning January 1, 2023, payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Beginning prospectively on June 1, 2023, factoring transactions with freight broker clients were transferred from our Factoring segment to our Payments segment to align with TriumphPay's supply chain finance product offerings. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes. The Factoring segment includes only factoring originated by Triumph Financial Services.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Six Months Ended June 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$125,350	$74,524	$6,198	$88	$206,160
Intersegment interest allocations	15,090	(18,512)	3,422	—	—
Total interest expense	16,582	—	—	4,745	21,327
Net interest income (expense)	123,858	56,012	9,620	(4,657)	184,833
Credit loss expense (benefit)	2,754	2,030	41	431	5,256
Net interest income after credit loss expense	121,104	53,982	9,579	(5,088)	179,577
Noninterest income	12,020	2,558	7,826	129	22,533
Intersegment noninterest income (expense)(1)	—	(362)	362	—	—
Noninterest expense	64,174	41,987	32,356	41,160	179,677
Net income (loss) before income tax expense	$68,950	$14,191	$(14,589)	$(46,119)	$22,433

(Dollars in thousands)
Six Months Ended June 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$88,422	$112,228	$9,004	$88	$209,742
Intersegment interest allocations	4,851	(4,430)	(421)	—	—
Total interest expense	4,624	—	—	3,611	8,235
Net interest income (expense)	88,649	107,798	8,583	(3,523)	201,507
Credit loss expense (benefit)	250	2,013	170	969	3,402
Net interest income after credit loss expense	88,399	105,785	8,413	(4,492)	198,105
Noninterest income	28,253	17,392	13,551	85	59,281
Intersegment noninterest income (expense)(1)	—	—	—	—	—
Noninterest expense	59,817	45,643	31,996	29,715	167,171
Net income (loss) before income tax expense	$56,835	$77,534	$(10,032)	$(34,122)	$90,215
(1) Intersegment noninterest income (expense) includes:

(Dollars in thousands)	Factoring	Payments
Six Months Ended June 30, 2023
Factoring revenue received from Payments	$170	$(170)
Payments revenue received from Factoring	(532)	532
Intersegment noninterest income (expense)	$(362)	$362

Six Months Ended June 30, 2022
Factoring revenue received from Payments	$—	$—
Payments revenue received from Factoring	—	—
Intersegment noninterest income (expense)	$—	$—

(Dollars in thousands)
June 30, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,161,837	$1,084,139	$447,935	$1,021,259	$(2,062,449)	$5,652,721
Gross loans	$3,688,130	$997,842	$175,952	$—	$(537,166)	$4,324,758

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,910,628	$1,260,209	$371,948	$1,061,662	$(2,270,664)	$5,333,783
Gross loans	$3,572,716	$1,151,727	$85,722	$—	$(689,874)	$4,120,291
Banking

(Dollars in thousands)	Six Months Ended June 30,			% Change
Banking	2023	2022	$ Change
Total interest income	$125,350	$88,422	$36,928	41.8%
Intersegment interest allocations	15,090	4,851	10,239	211.1%
Total interest expense	16,582	4,624	11,958	258.6%
Net interest income	123,858	88,649	35,209	39.7%
Credit loss expense (benefit)	2,754	250	2,504	1,001.6%
Net interest income after credit loss expense	121,104	88,399	32,705	37.0%
Noninterest income	12,020	28,253	(16,233)	(57.5%)
Noninterest expense	64,174	59,817	4,357	7.3%
Net income (loss) before income tax expense	$68,950	$56,835	$12,115	21.3%
Our Banking segment’s operating income increased $12.1 million, or 21.3%.

Total interest income increased $36.9 million, or 41.8%, primarily as a result of increased yields on our interest earning assets at our Banking segment. The increase was also due to increases in the balances of our interest earning assets. Average loans in our Banking segment, excluding intersegment loans, decreased 0.1% from $3.024 billion for the six months ended June 30, 2022 to $3.019 billion for the six months ended June 30, 2023; however, average balances of certain other interest earning assets at our Banking segment increased period over period. Intersegment interest income allocated to our Banking segment increased period over period due to an increased interest rate charged to our Factoring segment consistent with increased interest rates experienced in the macro economy period over period.
Interest expense increased $12.0 million, or 258.6% despite a decrease in average interest-bearing liabilities as average total interest bearing deposits decreased $296.9 million, or 11.0%. The increase in interested expense was driven by higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $3.1 million for the six months ended June 30, 2023 compared to $0.1 million for the six months ended June 30, 2022. The decrease in credit loss expense was the result of changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period and decreased specific reserves period over period. These decreases were partially offset by an increase driven by the volume and mix of our portfolio and increased net charge-off activity period over period.
Credit loss expense for off balance sheet credit exposures decreased $0.5 million from $0.2 million for the six months ended June 30, 2022 to a benefit of $0.3 million for the six months ended June 30, 2023, primarily due to decreased underlying outstanding commitments to fund period over period.
Noninterest income at our Banking segment decreased period over period due to the aforementioned $3.9 million gain on sale of equipment loans, the aforementioned gain of $8.9 million on the termination of an interest rate swap, and a $2.5 million gain on sale of securities during the six months ended June 30, 2022 that did not repeat during the current period.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The increase in noninterest expense was also driven by increased communications and information technology spend.
During the six months ended June 30, 2023, the aggregate outstanding balances of our banking products increased $268.1 million, or 9.3%, to $3.151 billion as of June 30, 2023. See the Financial Condition section below for further discussion of changes in loan balances:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Banking
Commercial real estate	$768,711	$678,144
Construction, land development, land	110,071	90,976
1-4 family residential	130,628	125,981
Farmland	67,913	68,934
Commercial - General	295,159	316,364
Commercial - Paycheck Protection Program	45	55
Commercial - Agriculture	46,839	48,494
Commercial - Equipment	493,763	454,117
Commercial - Asset-based lending	231,265	229,754
Commercial - Liquid Credit	151,821	202,326
Consumer	8,409	8,868
Mortgage Warehouse	846,340	658,829
Total banking loans	$3,150,964	$2,882,842

Factoring

(Dollars in thousands)	Six Months Ended June 30,
Factoring	2023	2022	$ Change	% Change
Total interest income	$74,524	$112,228	$(37,704)	(33.6%)
Intersegment interest allocations	(18,512)	(4,430)	(14,082)	(317.9%)
Total interest expense	—	—	—	—
Net interest income	56,012	107,798	(51,786)	(48.0%)
Credit loss expense (benefit)	2,030	2,013	17	0.8%
Net interest income after credit loss expense	53,982	105,785	(51,803)	(49.0%)
Noninterest income	2,558	17,392	(14,834)	(85.3%)
Intersegment noninterest income (expense)	(362)	—	(362)	(100.0%)
Noninterest expense	41,987	45,643	(3,656)	(8.0%)
Net income (loss) before income tax expense	$14,191	$77,534	$(63,343)	(81.7%)

	Six Months Ended June 30,
	2023	2022
Factored receivable period end balance	$997,842,000	$1,474,852,000
Yield on average receivable balance	14.00%	14.19%
Year to date charge-off rate(1)	0.72%	0.05%
Factored receivables - transportation concentration	95%	94%

Interest income, including fees	$74,524,000	$112,228,000
Noninterest income(2)	2,558,000	17,392,000
Intersegment noninterest income	170,000	—
Factored receivable total revenue	77,252,000	129,620,000
Average net funds employed	947,241,000	1,430,530,000
Yield on average net funds employed	16.45%	18.27%

Accounts receivable purchased	$5,660,080,000	$8,065,452,000
Number of invoices purchased	2,986,726	3,329,733
Average invoice size	$1,895	$2,422
Average invoice size - transportation	$1,842	$2,284
Average invoice size - non-transportation	$5,480	$5,984
(1)June 30, 2023 includes a $3.3 million charge-off of an over-formula advance balance, which contributed approximately 0.31% to the net charge-off rate for the period. In accordance with the agreement reached with Covenant, Covenant will reimburse us for $1.7 million of this charge-off.
(2)Non-interest income for the six months ended June 30, 2022 includes a $13.2 million gain on sale of a portfolio of factored receivables, which contributed 1.86% to the yield on average net funds employed for the period.
Our Factoring segment’s operating income decreased $63.3 million, or 81.7%.
Our average invoice size decreased 21.8% from $2,422 for the six months ended June 30, 2022 to $1,895 for the six months ended June 30, 2023 and the number of invoices purchased decreased 10.3% period over period.
Net interest income at our Factoring segment decreased period over period. Overall average net funds employed (“NFE”) decreased 33.8% during the six months ended June 30, 2023 compared to the same period in 2022. The decrease in average NFE was the result of decreased invoice purchase volume and decreased average invoice sizes. Those, in turn, resulted from a softening transportation market. See further discussion under the Recent Developments: Trucking Transportation section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration, calculated based on receivables held for investment and held for sale, was at 94% at June 30, 2022 and 95% at June 30, 2023. The aforementioned transfer of freight broker supply chain finance to the Payments segment resulted in a reduction of net interest income at our Factoring segment of $0.5 million.

Credit loss expense was relatively flat period over period. Increased net charge-offs, including the fully reserved $3.3 million charge-off of the acquired over-advance factored receivables, were offset by a reduction in specific reserves and a reduction of period end volume of the factoring portfolio period over period. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period.
The decrease in noninterest income at our Factoring segment was primarily due to the aforementioned $13.2 million gain on sale of factored receivables during the six months ended June 30, 2022. The decrease was also driven by a $1.2 million write down of our revenue share asset, which is carried at fair value, during the six months ended June 30, 2023.
Noninterest expense decreased primarily due to a decrease in salary and benefits expense including a decrease in stock compensation. Additionally, there were decreases in communications and technology expense and correspondent bank charges period over period.
Payments

(Dollars in thousands)	Six Months Ended June 30,
Payments	2023	2022	$ Change	% Change
Total interest income	$6,198	$9,004	$(2,806)	(31.2)%
Intersegment interest allocations	3,422	(421)	3,843	912.8%
Total interest expense	—	—	—	—%
Net interest income	9,620	8,583	1,037	12.1%
Credit loss expense (benefit)	41	170	(129)	(75.9)%
Net interest income after credit loss expense	9,579	8,413	1,166	13.9%
Noninterest income	7,826	13,551	(5,725)	(42.2)%
Intersegment noninterest income (expense)	362	—	362	100.0%
Noninterest expense	32,356	31,996	360	1.1%
Net income (loss) before income tax expense	$(14,589)	$(10,032)	$(4,557)	(45.4)%

	Six Months Ended
	2023	2022
Supply chain financing factored receivables	$93,678,000	$—
Quickpay and other factored receivables	82,274,000	145,835,000
Factored receivable period end balance	$175,952,000	$145,835,000

Interest income	$6,198,000	$9,004,000
Intersegment interest income	3,422,000	—
Noninterest income	7,826,000	13,551,000
Intersegment noninterest income	$532,000	$—
Total revenue	$17,978,000	$22,555,000

Operating income (loss)	$(14,589,000)	$(10,032,000)
Interest expense	—	421,000
Depreciation and software amortization expense	561,000	211,000
Intangible amortization expense	3,277,000	2,967,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(10,751,000)	$(6,433,000)

EBITDA margin	(60)%	(29)%

Number of invoices processed	8,787,283	8,366,885
Amount of payments processed	$9,970,865,000	$11,734,747,000
Network invoice volume	341,257	170,762
Network payment volume	$589,615,000	$382,881,000
Our Payments segment's operating loss increased $4.6 million, or 45.4%.

The number of invoices processed by our Payments segment increased 5.0% from 8,366,885 for the six months ended June 30, 2022 to 8,787,283 for the six months ended June 30, 2023, and the amount of payments processed decreased 15.0% from $11.735 billion for the six months ended June 30, 2022 to $9.971 billion for the six months ended June 30, 2023.
We began processing network transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the six months ended June 30, 2023, we processed 341,257 conforming invoices representing a conforming payment volume of $589.6 million. During the six months ended June 30, 2022, we processed 170,762 conforming invoices representing a conforming payment volume of $382.9 million.
Net interest income increased due to increased yields at our Payments segment period over period and intersegment interest allocation. The aforementioned transfer of factoring transactions with freight broker clients to the Payments segment resulted in an increase of net interest income at our Factoring segment of $0.4 million.
Noninterest income decreased due to the $7.0 million net gain on the aforementioned termination of WSI warrants and additional investment in WSI common stock during the six months ended June 30, 2023. The decrease was offset by a $1.2 million increase in payment fees earned by TriumphPay during the six months ended June 30, 2023 compared to the same period a year ago.
Noninterest expense increased primarily due to an increase in communication and technology expense. This increase was partially offset by smaller decreases in professional fees, correspondent bank charges, and salaries and benefits expense.
The acquisition of HubTran during 2021 allows TriumphPay to create a fully integrated payments network for trucking; servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for shippers, third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that will lead to meaningful amounts of amortization going forward. The aforementioned transfer of factoring transactions with freight broker clients to the Payments segment contributed two percentage points to the EBITDA margin at our payments segment for the six months ended June 30, 2023.
Corporate

(Dollars in thousands)	Six Months Ended June 30,			% Change
Corporate	2023	2022	$ Change
Total interest income	$88	$88	$—	—%
Intersegment interest allocations	—	—	—	—
Total interest expense	4,745	3,611	1,134	31.4%
Net interest income (expense)	(4,657)	(3,523)	(1,134)	(32.2%)
Credit loss expense (benefit)	431	969	(538)	(55.5%)
Net interest income (expense) after credit loss expense	(5,088)	(4,492)	(596)	(13.3%)
Noninterest income	129	85	44	51.8%
Noninterest expense	41,160	29,715	11,445	38.5%
Net income (loss) before income tax expense	$(46,119)	$(34,122)	$(11,997)	(35.2%)
The Corporate segment reported an operating loss of $46.1 million for the six months ended June 30, 2023 compared to an operating loss of $34.1 million for the six months ended June 30, 2022. The increased operating loss was driven by increased noninterest expense which was the result of increased salaries and benefits expense, occupancy expense, communication and technology expense, and travel and entertainment expense period over period.

Financial Condition
Assets
Total assets were $5.653 billion at June 30, 2023, compared to $5.334 billion at December 31, 2022, an increase of $318.9 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.325 billion at June 30, 2023, compared with $4.120 billion at December 31, 2022.
The following table shows our total loan portfolio by portfolio segments:

	June 30, 2023		December 31, 2022		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$768,711	18%	$678,144	16%	$90,567	13.4%
Construction, land development, land	110,071	3%	90,976	2%	19,095	21.0%
1-4 family residential	130,628	3%	125,981	3%	4,647	3.7%
Farmland	67,913	2%	68,934	2%	(1,021)	(1.5%)
Commercial	1,218,892	28%	1,251,110	30%	(32,218)	(2.6%)
Factored receivables	1,173,794	26%	1,237,449	31%	(63,655)	(5.1%)
Consumer	8,409	—%	8,868	—%	(459)	(5.2%)
Mortgage warehouse	846,340	20%	658,829	16%	187,511	28.5%
Total Loans	$4,324,758	100%	$4,120,291	100%	$204,467	5.0%
Commercial Real Estate Loans. Our commercial real estate loans increased $90.6 million, or 13.4%, due to new origination activity that outpaced paydowns.
Construction and Development Loans. Our construction and development loans increased $19.1 million, or 21.0%, due to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans increased $4.6 million, or 3.7%, due to new origination activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $1.0 million, or 1.5%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment decreased $32.2 million, or 2.6%, due to a decrease in period end liquid credit balances and other commercial lending. The decrease was partially offset by increased equipment lending. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $21.2 million, or 6.7%.
The following table shows our commercial loans:

(Dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Commercial
Equipment	$493,763	$454,117	$39,646	8.7%
Asset-based lending	231,265	229,754	1,511	0.7%
Liquid credit	151,821	202,326	(50,505)	(25.0%)
Paycheck Protection Program loans	45	55	(10)	(18.2%)
Agriculture	46,839	48,494	(1,655)	(3.4%)
Other commercial lending	295,159	316,364	(21,205)	(6.7%)
Total commercial loans	$1,218,892	$1,251,110	$(32,218)	(2.6%)
Factored Receivables. Our factored receivables decreased $63.7 million, or 5.1% due to a slowing freight market. At June 30, 2023, the balance of the Over-Formula Advance Portfolio included in factored receivables was $4.0 million. At June 30, 2023, the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.

Consumer Loans. Our consumer loans decreased $0.5 million, or 5.2%, due to paydowns that outpaced modest origination activity.
Mortgage Warehouse. Our mortgage warehouse facilities increased $187.5 million, or 28.5%, due to increased utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $848.0 million for the three months ended June 30, 2023 compared to $651.4 million for the three months ended June 30, 2022 and $794.9 million for the six months ended June 30, 2023 compared to $644.1 million for the six months ended June 30, 2022.
The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	June 30, 2023
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$264,867	$442,446	$59,610	$1,788	$768,711
Construction, land development, land	65,535	40,739	3,797	—	110,071
1-4 family residential	8,226	28,659	14,455	79,288	130,628
Farmland	8,802	30,258	25,211	3,642	67,913
Commercial	353,635	815,724	49,533	—	1,218,892
Factored receivables	1,173,794	—	—	—	1,173,794
Consumer	1,183	6,257	961	8	8,409
Mortgage warehouse	846,340	—	—	—	846,340
	$2,722,382	$1,364,083	$153,567	$84,726	$4,324,758

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$264,240	$4,170	$502
Construction, land development, land		4,005	297	—
1-4 family residential		20,019	7,757	5,634
Farmland		21,490	1,011	—
Commercial		582,569	39,133	—
Factored receivables		—	—	—
Consumer		6,248	961	8
Mortgage warehouse		—	—	—
		$898,571	$53,329	$6,144
Floating interest rates
Commercial real estate		$178,206	$55,440	$1,286
Construction, land development, land		36,734	3,500	—
1-4 family residential		8,640	6,698	73,654
Farmland		8,768	24,200	3,642
Commercial		233,155	10,400	—
Factored receivables		—	—	—
Consumer		9	—	—
Mortgage warehouse		—	—	—
		$465,512	$100,238	$78,582

Total		$1,364,083	$153,567	$84,726

As of June 30, 2023, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (15%), Colorado (15%), Illinois (11%), and Iowa (6%) make up 47% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2022, the states of Texas (23%), Illinois (11%), Colorado (11%), and Iowa (6%) made up 51% of the Company’s gross loans, excluding factored receivables.
Further, a majority (96%) of our factored receivables, including factored receivables held for sale, representing approximately 26% of our total loan portfolio as of June 30, 2023, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2022, 96% of our factored receivables, representing approximately 29% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	June 30, 2023	December 31, 2022
Nonperforming loans:
Commercial real estate	$1,933	$871
Construction, land development, land	—	150
1-4 family residential	1,085	1,391
Farmland	394	400
Commercial	5,501	15,896
Factored receivables	22,869	29,431
Consumer	180	91
Mortgage warehouse	—	—
Total nonperforming loans	31,962	48,230
Held to maturity securities	4,778	5,051
Equity investments without readily determinable fair value	1,170	—
Other repossessed assets	750	1,300
Total nonperforming assets	$38,660	$54,581

Nonperforming assets to total assets	0.68%	1.02%
Nonperforming loans to total loans held for investment	0.74%	1.17%
Total past due loans to total loans held for investment	1.55%	2.53%

Nonperforming loans decreased $16.3 million, or 33.7%, due to a $3.4 million nonperforming equipment loan pay-off, a $3.2 million partial charge-off and $4.4 million partial paydown of a nonperforming liquid credit loan, and an $6.6 million reduction in nonperforming factored receivables which includes the aforementioned $3.3 million net charge-off of the fully reserved over-formula advance balance. These decreases were offset by the addition of a $1.4 million equipment loan securitized by transportation equipment and a $1.1 million commercial real estate loan secured by real estate. The entire $19.4 million of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment decreased to 0.74% at June 30, 2023 from 1.17% December 31, 2022.
Our ratio of nonperforming assets to total assets decreased to 0.68% at June 30, 2023 from 1.02% December 31, 2022. This is due to the aforementioned loan activity and changes in our period end total assets. During the six months ended June 30, 2023, we received $1.1 million of equity in a former borrower as part of a partial paydown of a nonperforming loan to said borrower. Such equity is considered a nonperforming asset at June 30, 2023. Additionally, the amortized cost basis of our HTM CLO securities considered to be nonaccrual decreased $0.3 million during the period.
Past due loans to total loans held for investment decreased to 1.55% at June 30, 2023 from 2.53% at December 31, 2022, as a result of the aforementioned loan activity and a decrease in past due factored receivables. Both the $4.0 million acquired factoring Over-Formula Advance balance and the $19.4 million Misdirected Payments balance are considered greater than 90 days past due at June 30, 2023.
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
The following table sets forth the ACL by category of loan:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$4,783	18%	0.62%	$4,459	16%	0.66%
Construction, land development, land	1,235	3%	1.12%	1,155	2%	1.27%
1-4 family residential	1,046	3%	0.80%	838	3%	0.67%
Farmland	476	2%	0.70%	483	2%	0.70%
Commercial	12,977	28%	1.06%	15,918	30%	1.27%
Factored receivables	13,441	26%	1.15%	19,121	31%	1.55%
Consumer	166	—%	1.97%	175	—%	1.97%
Mortgage warehouse	846	20%	0.10%	658	16%	0.10%
Total Loans	$34,970	100%	0.81%	$42,807	100%	1.04%
The ACL decreased $7.8 million, or 18.3%. This decrease reflects net charge-offs of $13.0 million and credit loss expense of $5.2 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At quarter end, our entire remaining Over-Formula Advance position was down from $8.2 million at December 31, 2022 to $4.0 million at June 30, 2023 and the entire balance at June 30, 2023 was fully reserved. At June 30, 2023, the Misdirected Payments amount was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of June 30, 2023.

A driver of the change in ACL is slight projected deterioration of the loss drivers that the Company forecasted to calculate expected losses at June 30, 2023 as compared to December 31, 2022. It had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $0.4 million of ACL period over period.
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
For all DCF models at June 30, 2023, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2023 as compared to December 31, 2022, the Company forecasted a slight decrease national unemployment, a steeper decrease in one-year percentage change in national retail sales, a decrease in one-year percentage change in the national home price index, and a minimal change in one-year percentage change in national gross domestic product. At June 30, 2023 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a near-zero level in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a negative levels for all four quarters with such negative levels peaking in the third projected quarter. For percentage change in national gross domestic product, management projected near-zero growth for each projected quarter. At June 30, 2023, the Company slowed its historical prepayment speeds in response to the expected interest rate environment in the macro economy.
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
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Allowance for credit losses on loans	$34,970	$42,807
Total loans held for investment	$4,324,758	$4,120,291
Allowance to total loans held for investment	0.81%	1.04%

Nonaccrual loans	$9,093	$18,296
Total loans held for investment	$4,324,758	$4,120,291
Nonaccrual loans to total loans held for investment	0.21%	0.44%

Allowance for credit losses on loans	$34,970	$42,807
Nonaccrual loans	$9,093	$18,296
Allowance for credit losses to nonaccrual loans	384.58%	233.97%

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$—	$715,484	—%	$(46)	$645,321	(0.01)%
Construction, land development, land	(1)	101,982	—%	(1)	120,633	—%
1-4 family residential	(8)	129,958	(0.01)%	(2)	128,222	—%
Farmland	—	67,797	—%	—	71,971	—%
Commercial	5,074	1,223,944	0.41%	70	1,381,328	0.01%
Factored receivables	5,661	1,141,580	0.50%	139	1,739,320	0.01%
Consumer	63	9,129	0.69%	55	10,077	0.55%
Mortgage warehouse	—	870,285	—%	—	651,369	—%
Total Loans	$10,789	$4,260,159	0.25%	$215	$4,748,241	—%
Quarter to date net loans charged off increased $10.6 million reflecting the aforementioned $3.3 million net charge-off of the fully reserved over-formula advance balance. Net charge-offs of factored receivables excluding the over-formula advance were $2.4 million. The Company also charged off two liquid credit loans carrying balances of $3.2 million and a $1.6 million, respectively, at the time of charge-off.

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$(70)	$700,914	(0.01)%	$48	$639,379	0.01%
Construction, land development, land	(2)	99,818	—%	(2)	122,481	—%
1-4 family residential	(5)	129,627	—%	(5)	126,827	—%
Farmland	—	68,075	—%	—	73,562	—%
Commercial	5,256	1,210,339	0.43%	733	1,399,872	0.05%
Factored receivables	7,751	1,167,402	0.66%	818	1,760,101	0.05%
Consumer	74	9,378	0.79%	147	10,388	1.42%
Mortgage warehouse	—	794,941	—%	—	644,080	—%
Total Loans	$13,004	$4,180,494	0.31%	$1,739	$4,776,690	0.04%
Year to date net loans charged off increased $11.3 million reflecting the aforementioned $3.3 million net charge-off of the fully reserved over-formula advance balance. Net charge-offs of factored receivables excluding the over-formula advance were $4.5 million. The Company also charged off two liquid credit loans carrying balances of $3.2 million and a $1.6 million, respectively, at the time of charge-off.
Securities
As of June 30, 2023 and December 31, 2022, we held equity securities with readily determinable fair values of $4.4 million and $5.2 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of June 30, 2023, we held debt securities classified as available for sale with a fair value of $303.8 million, an increase of $49.3 million from $254.5 million at December 31, 2022. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Mortgage-backed securities, residential	$45,829	$50,633	$(4,804)	(9.5)%
Asset-backed securities	1,252	6,331	(5,079)	(80.2)%
State and municipal	5,195	13,438	(8,243)	(61.3)%
CLO Securities	249,079	181,011	68,068	37.6%
Corporate bonds	760	1,263	(503)	(39.8)%
SBA pooled securities	1,664	1,828	(164)	(9.0)%
	$303,779	$254,504	$49,275	19.4%

Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of June 30, 2023, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at June 30, 2023. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of June 30, 2023, we held investments classified as held to maturity with an amortized cost, net of ACL, of $3.4 million, a decrease of $0.7 million from $4.1 million at December 31, 2022. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at June 30, 2023.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2023
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$8	3.73%	$8,852	4.68%	$1,406	2.63%	$40,803	3.71%	$51,069	3.85%
Asset-backed securities	—	—%	—	—%	—	—%	1,286	6.43%	1,286	6.43%
State and municipal	723	2.55%	2,213	3.11%	828	2.54%	1,519	2.40%	5,283	2.74%
CLO securities	—	—%	—	—%	72,194	7.22%	178,066	7.25%	250,260	7.24%
Corporate bonds	501	6.06%	—	—%	—	—%	268	5.14%	769	5.76%
SBA pooled securities	—	—%	—	—%	473	2.67%	1,300	4.49%	1,773	4.00%
Total available for sale securities	$1,232	3.99%	$11,065	4.37%	$74,901	7.06%	$223,242	6.53%	$310,440	6.57%

Held to maturity securities:	$—	—%	$1,913	—%	$4,343	3.96%	$—	—%	$6,256	2.44%
Liabilities
Total liabilities were $4.819 billion as of June 30, 2023, compared to $4.445 billion at December 31, 2022, an increase of $374.4 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Noninterest bearing demand	$1,608,411	$1,756,680	$(148,269)	(8.4%)
Interest bearing demand	778,972	856,512	(77,540)	(9.1%)
Individual retirement accounts	57,575	68,125	(10,550)	(15.5%)
Money market	569,318	508,534	60,784	12.0%
Savings	524,210	551,780	(27,570)	(5.0%)
Certificates of deposit	270,273	319,150	(48,877)	(15.3%)
Brokered time deposits	484,666	110,555	374,111	338.4%
Other brokered deposits	41	—	41	100.0%
Total Deposits	$4,293,466	$4,171,336	$122,130	2.9%
Our total deposits increased $122.1 million, or 2.9%, primarily due to an increase in brokered time deposits and money market deposits. The Company experienced decreases in interest bearing demand deposits, individual retirement accounts, savings deposits and certificates of deposit. As of June 30, 2023, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 81% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 19% of total deposits.

At June 30, 2023 we held $59.1 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of June 30, 2023:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$10,712
Over 3 through 6 months	14,879
Over 6 through 12 months	15,017
Over 12 months	10,529
$51,137
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$804,799	0.36%	20%	$876,536	0.25%	19%
Individual retirement accounts	60,171	0.69%	1%	81,678	0.52%	2%
Money market	506,782	1.33%	13%	545,508	0.21%	12%
Savings	529,952	0.36%	13%	528,450	0.15%	11%
Certificates of deposit	286,253	1.26%	7%	461,280	0.48%	10%
Brokered time deposits	244,721	4.63%	6%	101,270	1.20%	2%
Other brokered deposits	13,188	5.26%	—%	76,155	3.85%	2%
Total interest bearing deposits	2,445,866	1.13%	60%	2,670,877	0.41%	58%
Noninterest bearing demand	1,598,733	—	40%	1,951,725	—	42%
Total deposits	$4,044,599	0.68%	100%	$4,622,602	0.23%	100%

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$820,467	0.32%	20%	$855,756	0.23%	18%
Individual retirement accounts	62,663	0.61%	2%	82,182	0.52%	2%
Money market	502,456	1.13%	12%	542,050	0.21%	12%
Savings	537,404	0.29%	13%	519,269	0.15%	11%
Certificates of deposit	292,665	1.00%	7%	489,682	0.47%	11%
Brokered time deposits	172,354	3.95%	4%	60,065	1.02%	1%
Other brokered deposits	6,768	5.24%	—%	142,710	0.97%	3%
Total interest bearing deposits	2,394,777	0.85%	58%	2,691,714	0.32%	58%
Noninterest bearing demand	1,651,463	—	42%	1,944,606	—	42%
Total deposits	$4,046,240	0.50%	100%	$4,636,320	0.19%	100%
The Company's deposit base is made up of a high number of customers with accounts spread across 63 locations in six states. Our deposit base is diverse in terms of both geography and industry, comprised largely of retail as well small-to-medium sized business customers. The majority of our deposits are FDIC insured, and the runoff we have seen in the first half of the year appears to be a continuation of the trend we have seen over the past several quarters: the normalizing of pandemic-era surge balances and the movement of rate-sensitive excess balances to other investments.

Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the six months ended June 30, 2023 and the year ended December 31, 2022:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Amount outstanding at end of period	$—	$340
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$1,457	$6,701
Weighted average interest rate during the period	0.03%	0.03%
Maximum month-end balance during the period	$3,208	$13,463
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.
FHLB Advances
The following provides a summary of our FHLB advances as of and for the six months ended June 30, 2023 and the year ended December 31, 2022:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Amount outstanding at end of period	$280,000	$30,000
Weighted average interest rate at end of period	5.18%	4.25%
Average amount outstanding during the period	251,961	69,658
Weighted average interest rate during the period	5.20%	1.19%
Highest month end balance during the period	530,000	230,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At June 30, 2023 and December 31, 2022, we had $613.1 million and $646.3 million, respectively, in unused and available advances from the FHLB.
Subordinated Notes
The following provides a summary of our subordinated notes as of June 30, 2023:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$39,017	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	69,217	2031	3.500%	9/01/2026	Three Month SOFR(1) plus 2.860%	$1,776
	$109,500	$108,234
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of June 30, 2023:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,559	September 2033	LIBOR + 3.00%
National Bancshares Capital Trust III	17,526	13,522	July 2036	LIBOR + 1.64%
ColoEast Capital Trust I	5,155	3,797	September 2035	LIBOR + 1.60%
ColoEast Capital Trust II	6,700	4,913	March 2037	LIBOR + 1.79%
Valley Bancorp Statutory Trust I	3,093	2,914	September 2032	LIBOR + 3.40%
Valley Bancorp Statutory Trust II	3,093	2,739	July 2034	LIBOR + 2.75%
	$51,031	$41,444
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $41.4 million was allowed in the calculation of Tier I capital as of June 30, 2023.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $833.5 million as of June 30, 2023, compared to $889.0 million as of December 31, 2022, a decrease of $55.5 million. Stockholders’ equity decreased during this period primarily due to treasury stock purchases made under our accelerated share repurchase program, offset in part by our net income of $18.7 million.
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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2023, TBK Bank had $549.1 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of June 30, 2023, we had $613.1 million in unused and available advances from the FHLB.We routinely utilize FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we will continue to do so.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2023. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - June 30, 2023
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$280,000	$250,000	$—	$30,000	$—
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	39,079	6,546	12,166	9,437	10,930
Time deposits with stated maturity dates	812,514	755,293	48,525	8,145	551
Total contractual obligations	$1,292,124	$1,011,839	$60,691	$47,582	$172,012
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

The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	18.4%	22.1%	19.4%	24.9%
+300 basis points	13.7%	16.4%	14.5%	18.5%
+200 basis points	9.1%	10.9%	9.7%	12.2%
+100 basis points	4.5%	5.4%	4.8%	6.1%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(4.7%)	(5.7%)	(5.0%)	(6.2%)
-200 basis points	(9.8%)	(11.7%)	(10.4%)	(13.0%)
The following table presents the change in our economic value of equity as of June 30, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2023	December 31, 2022
+400 basis points	19.1%	20.0%
+300 basis points	15.2%	15.7%
+200 basis points	10.7%	10.9%
+100 basis points	5.8%	5.8%
Flat rates	0.0%	0.0%
-100 basis points	(6.3%)	(6.4%)
-200 basis points	(13.4%)	(13.7%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We are party to a lawsuit in the United States Court of Federal Claims seeking a ruling that the United States Postal Service (“USPS”) is obligated to make payment to us with respect to invoices totaling approximately $19.4 million that it separately paid to our customer, a vendor to the USPS who hauled mail pursuant to contracts it has with such entity, in violation of notices provided to the USPS that such payments were to be made directly to us (the “Misdirected Payments”). Although we believe we have valid claims that the USPS is obligated to make payment to us on such receivable and that the USPS will have the capacity to make such payment, the issues in this litigation are novel issues of law that have little to no precedent and there can be no assurances that a court will agree with our interpretation of the law on these matters. If a court were to rule against us in this litigation, our only recourse would be against our customer, who failed to remit the Misdirected Payments to us as required when received, and who may not have capacity to make such payment to us. Consequently, we could incur losses up to the full amount of the Misdirected Payments in such event, which could be material to our business, financial condition and results of operations.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 1, 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement to repurchase $70,000,000 of the Company’s common stock. The ASR is part of the Company’s previously announced plan to repurchase up to $100,000,000 of the Company’s common stock and is within the remaining amount authorized by the Company’s Board of Directors pursuant to such plan. Under the terms of the ASR agreement, the Company received an initial delivery of 961,373 common shares representing approximately 80% of the expected total to be repurchased. On April 28, 2023, the ASR was completed and we received an additional delivery of 247,954 common shares.
In connection with the completion of the ASR, on May 4, 2023, we announced that our board of directors had authorized us to repurchase up to an additional $50.0 million of our outstanding common stock in open market transactions or through privately negotiated transactions at our discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of our common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. The repurchase program is authorized for a period of up to one year and does not require us to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time. We have not repurchased any shares under the new share repurchase program.
The following repurchases were made under stock repurchase programs during the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2023 — April 30, 2023	247,954	$57.88	247,954	50,000,000
May 1, 2023 — May 31, 2023	—	$—	—	50,000,000
June 1, 2023 — June 30, 2023	—	$—	—	50,000,000
Total	247,954	$58.25	247,954
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
On June 15, 2023, Mr. Aaron Graft, the Company’s Vice Chairman and Chief Executive Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Trading Plan”). The Trading Plan covers the sale of up to 75,000 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 90 days from the execution of the Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended June 30, 2023, and will cease upon the earlier of June 11, 2024 or the sale of all shares subject to the Trading Plan.
During the second quarter of 2023, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits
Exhibits (Exhibits marked with a “†” denote management contracts or compensatory plans or arrangements)

3.1	Second Amended and Restated Certificate of Formation of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 13, 2014.

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 10, 2018.

3.3	Certificate of Amendment to Second Amended and Restated Certificate of Formation of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on December 1, 2022.

3.4	Second Amended and Restated Bylaws of the Registrant, effective November 7, 2014, incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 13, 2014.

3.5	Amendment No. 1 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on May 10, 2018.

3.6	Amendment No. 2 to Second Amended and Restated Bylaws of Triumph Bancorp, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 1, 2022.

10.1†	Form of Restricted Stock Unit Award Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan.

10.2†	Form of Performance Restricted Stock Unit Award Agreement (Bank) under Triumph Financial, Inc. 2014 Omnibus Incentive Plan.

10.3†	Form of Performance Restricted Stock Unit Award Agreement (FinTech) under Triumph Financial, Inc. 2014 Omnibus Incentive Plan.

10.4†	Form of Nonqualified Option Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	July 20, 2023	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	July 20, 2023	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer