Form 10-Q
period 2023-09-30
Triumph Financial, Inc.
filed 2023-10-19
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Common Stock — $0.01 par value, 23,291,711 shares, as of October 17, 2023.
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
September 30, 2023
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2023 and December 31, 2022
(Dollar amounts in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$84,641	$133,889
Interest bearing deposits with other banks	252,942	274,293
Total cash and cash equivalents	337,583	408,182
Securities - equity investments with readily determinable fair values	4,289	5,191
Securities - available for sale	292,324	254,504
Securities - held to maturity, net of allowance for credit losses of $2,890 and $2,444, respectively, fair value of $4,756 and $5,476, respectively	3,311	4,077
Loans held for sale	6,416	5,641
Loans, net of allowance for credit losses of $34,815 and $42,807, respectively	4,336,713	4,077,484
Federal Home Loan Bank and other restricted stock	10,101	6,252
Premises and equipment, net	113,062	103,339
Goodwill	233,709	233,709
Intangible assets, net	26,400	32,058
Bank-owned life insurance	41,822	41,493
Deferred tax asset, net	9,594	16,473
Other assets	184,470	145,380
Total assets	$5,599,794	$5,333,783
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$1,632,559	$1,756,680
Interest bearing	2,854,492	2,414,656
Total deposits	4,487,051	4,171,336
Customer repurchase agreements	—	340
Federal Home Loan Bank advances	30,000	30,000
Subordinated notes	108,454	107,800
Junior subordinated debentures	41,592	41,158
Other liabilities	82,315	94,178
Total liabilities	4,749,412	4,444,812
Commitments and contingencies - See Note 8 and Note 9
Stockholders' equity - See Note 12
Preferred stock	45,000	45,000
Common stock, 23,291,693 and 24,053,585 shares outstanding, respectively	290	283
Additional paid-in-capital	547,212	534,790
Treasury stock, at cost	(265,016)	(182,658)
Retained earnings	527,506	498,456
Accumulated other comprehensive income (loss)	(4,610)	(6,900)
Total stockholders’ equity	850,382	888,971
Total liabilities and stockholders' equity	$5,599,794	$5,333,783
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$59,669	$44,928	$169,465	$129,906
Factored receivables, including fees	39,161	53,317	119,884	174,549
Securities	5,205	2,308	14,552	4,815
FHLB and other restricted stock	397	65	741	175
Cash deposits	3,101	2,607	9,051	3,522
Total interest income	107,533	103,225	313,693	312,967
Interest expense:
Deposits	12,474	2,743	22,553	7,010
Subordinated notes	1,315	1,304	3,936	3,905
Junior subordinated debentures	1,169	726	3,293	1,736
Other borrowings	1,248	182	7,751	539
Total interest expense	16,206	4,955	37,533	13,190
Net interest income	91,327	98,270	276,160	299,777
Credit loss expense (benefit)	812	2,646	6,068	6,048
Net interest income after credit loss expense (benefit)	90,515	95,624	270,092	293,729
Noninterest income:
Service charges on deposits	1,728	1,558	5,210	5,185
Card income	2,065	2,034	6,152	6,125
Net OREO gains (losses) and valuation adjustments	—	(19)	—	(133)
Net gains (losses) on sale or call of securities	5	—	5	2,514
Net gains (losses) on sale of loans	203	1,107	206	18,310
Fee income	8,108	6,120	21,720	18,096
Insurance commissions	1,074	1,191	3,970	4,209
Other	227	677	(1,320)	17,643
Total noninterest income	13,410	12,668	35,943	71,949
Noninterest expense:
Salaries and employee benefits	50,884	49,307	159,789	149,848
Occupancy, furniture and equipment	7,542	6,826	21,537	19,769
FDIC insurance and other regulatory assessments	682	454	1,968	1,376
Professional fees	3,941	4,263	10,061	11,529
Amortization of intangible assets	2,849	2,913	8,700	9,085
Advertising and promotion	1,839	1,995	4,839	5,029
Communications and technology	10,784	12,410	34,034	32,197
Other	7,738	8,521	25,008	25,027
Total noninterest expense	86,259	86,689	265,936	253,860
Net income before income tax expense	17,666	21,603	40,099	111,818
Income tax expense	4,872	5,374	8,645	27,068
Net income	$12,794	$16,229	$31,454	$84,750
Dividends on preferred stock	(801)	(801)	(2,404)	(2,404)
Net income available to common stockholders	$11,993	$15,428	$29,050	$82,346
Earnings per common share
Basic	$0.52	$0.64	$1.25	$3.36
Diluted	$0.51	$0.62	$1.23	$3.28
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$12,794	$16,229	$31,454	$84,750
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	506	(4,806)	2,862	(13,164)
Tax effect	(127)	1,127	(568)	3,067
Unrealized holding gains (losses) arising during the period, net of taxes	379	(3,679)	2,294	(10,097)
Reclassification of amount realized through sale or call of securities	(5)	—	(5)	(2,514)
Tax effect	1	—	1	620
Reclassification of amount realized through sale or call of securities, net of taxes	(4)	—	(4)	(1,894)
Change in unrealized gains (losses) on securities, net of tax	375	(3,679)	2,290	(11,991)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	—	—	—	3,152
Tax effect	—	—	—	(754)
Unrealized holding gains (losses) arising during the period, net of taxes	—	—	—	2,398
Reclassification of amount of (gains) losses recognized into income	—	—	—	(9,316)
Tax effect	—	—	—	2,213
Reclassification of amount of (gains) losses recognized into income, net of taxes	—	—	—	(7,103)
Change in unrealized gains (losses) on derivative financial instruments	—	—	—	(4,705)

Total other comprehensive income (loss)	375	(3,679)	2,290	(16,696)
Comprehensive income	$13,169	$12,550	$33,744	$68,054
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2023	$45,000	24,053,585	$283	$534,790	4,268,131	$(182,658)	$498,456	$(6,900)	$888,971
Issuance of restricted stock awards	—	6,852	—	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	—	366,892	4	(4)	—	—	—	—	—
Stock option exercises, net	—	758	—	(33)	—	—	—	—	(33)
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	21,057	—	997	—	—	—	—	997
Stock based compensation	—	—	—	2,881	—	—	—	—	2,881
Forfeiture of restricted stock awards	—	(10,961)	—	610	10,961	(610)	—	—	—
Purchase of treasury stock, net	—	(1,067,668)	—	—	1,067,668	(77,185)	—	—	(77,185)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	11,010	—	11,010
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,376	1,376
Balance, March 31, 2023	$45,000	23,370,515	$287	$539,241	5,346,760	$(260,453)	$508,665	$(5,524)	$827,216
Vesting of restricted stock and performance stock units	—	233,728	2	(2)	—	—	—	—	—
Stock option exercises, net	—	829	—	(19)	—	—	—	—	(19)
Stock based compensation	—	—	—	3,320	—	—	—	—	3,320
Forfeiture of restricted stock awards	—	(451)	—	25	451	(25)	—	—	—
Purchase of treasury stock, net	—	(334,736)	—	—	334,736	(4,438)	—	—	(4,438)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	7,650	—	7,650
Other comprehensive income (loss)	—	—	—	—	—	—	—	539	539
Balance, June 30, 2023	$45,000	23,269,885	$289	$542,565	5,681,947	$(264,916)	$515,513	$(4,985)	833,466
Issuance of restricted stock awards	—	6,522	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,714	—	—	—	—	3,714
Forfeiture of restricted stock awards	—	(1,566)	—	100	1,566	(100)	—	—	—
Issuance of common stock pursuant to the employee stock purchase plan	—	16,852	—	834	—	—	—	—	834
Dividends declared	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	12,794	—	12,794
Other comprehensive income (loss)	—	—	—	—	—	—	—	375	375
Balance, September 30, 2023	$45,000	23,291,693	$290	$547,212	5,683,513	$(265,016)	$527,506	$(4,610)	$850,382

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2022	$45,000	25,158,879	$283	$510,939	3,102,801	$(104,743)	$399,351	$8,034	$858,864
Issuance of restricted stock awards	—	5,502	—	—	—	—	—	—	—
Stock option exercises, net	—	2,021	—	(74)	—	—	—	—	(74)
Stock based compensation	—	—	—	4,952	—	—	—	—	4,952
Forfeiture of restricted stock awards	—	(487)	—	46	487	(46)	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	10,585	—	688	—	—	—	—	688
Purchase of treasury stock, net	—	(14,810)	—	—	14,810	(1,316)	—	—	(1,316)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	24,329	—	24,329
Other comprehensive income (loss)	—	—	—	—	—	—	—	23	23
Balance, March 31, 2022	$45,000	25,161,690	$283	$516,551	3,118,098	$(106,105)	$422,879	$8,057	$886,665
Vesting of restricted stock and performance stock units	—	20,996	—	—	—	—	—	—	—
Stock option exercises, net	—	32	—	—	—	—	—	—	—
Stock based compensation	—	—	—	7,880	—	—	—	—	7,880
Forfeiture of restricted stock awards	—	(2,417)	—	205	2,417	(205)	—	—	—
Purchase of treasury stock, net	—	(722,524)	—	—	722,524	(50,614)	—	—	(50,614)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	44,192	—	44,192
Other comprehensive income (loss)	—	—	—	—	—	—	—	(13,040)	(13,040)
Balance, June 30, 2022	$45,000	24,457,777	$283	$524,636	3,843,039	$(156,924)	$466,269	$(4,983)	$874,281
Issuance of restricted stock awards	—	6,969	—	—	—	—	—	—	—
Stock based compensation	—	—	—	4,296	—	—	—	—	4,296
Forfeiture of restricted stock awards	—	(194)	—	12	194	(12)	—	—	—
Purchase of treasury stock	—	(195)	—	—	195	(13)	—	—	(13)
Issuance of common stock pursuant to the ESPP	—	13,931	—	860	—	—	—	—	860
Dividends declared	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	16,229	—	16,229
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,679)	(3,679)
Balance, September 30, 2022	$45,000	24,478,288	$283	$529,804	3,843,428	$(156,949)	$481,697	$(8,662)	$891,173
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$31,454	$84,750
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,212	9,979
Net accretion on loans	(4,203)	(6,631)
Amortization of subordinated notes issuance costs	654	630
Amortization of junior subordinated debentures	434	414
Net (accretion) amortization on securities	(665)	(609)
Amortization of intangible assets	8,700	9,085
Deferred taxes	6,313	524
Credit loss expense (benefit)	6,068	6,048
Stock based compensation	9,915	17,128
Net (gains) losses on sale or call of debt securities	(5)	(2,514)
Net (gains) losses on equity securities	119	(9,575)
Net OREO (gains) losses and valuation adjustments	—	133
Origination of loans held for sale	(3,584)	(10,402)
Purchases of loans held for sale	—	(6,913)
Proceeds from sale of loans originated or purchased for sale	3,435	17,673
Net (gains) losses on sale of loans	(206)	(18,310)
Net change in operating leases	(199)	272
(Increase) decrease in other assets	(39,816)	(37,308)
Increase (decrease) in other liabilities	(10,672)	9,107
Net cash provided by (used in) operating activities	17,954	63,481
Cash flows from investing activities:
Proceeds from sales of equity securities	783	—
Purchases of securities available for sale	(69,483)	(117,440)
Proceeds from sales of securities available for sale	14,005	40,163
Proceeds from maturities, calls, and pay downs of securities available for sale	21,054	23,562
Proceeds from maturities, calls, and pay downs of securities held to maturity	451	578
Purchases of loans held for investment	(18,842)	(133,674)
Proceeds from sale of loans	45,940	207,406
Net change in loans	(288,762)	285,854
Purchases of premises and equipment, net	(19,935)	(8,522)
Net proceeds from sale of OREO	—	438
(Purchases) redemptions of FHLB and other restricted stock, net	(3,849)	3,933
Acquired intangible assets	(3,042)	—
Proceeds from sale of disposal group	—	85,923
Net cash provided by (used in) investing activities	(321,680)	388,221
Cash flows from financing activities:
Net increase (decrease) in deposits	315,715	(194,494)
Increase (decrease) in customer repurchase agreements	(340)	11,360
Increase (decrease) in Federal Home Loan Bank advances	—	(150,000)
Repayment of other borrowings	—	(27,144)
Preferred dividends	(2,404)	(2,404)
Stock option exercises, net	(52)	(74)
Proceeds from employee stock purchase plan common stock issuance	1,831	1,548
Purchase of treasury stock, net	(81,623)	(51,943)
Net cash provided by (used in) financing activities	233,127	(413,151)
Net increase (decrease) in cash and cash equivalents	(70,599)	38,551
Cash and cash equivalents at beginning of period	408,182	383,178
Cash and cash equivalents at end of period	337,583	421,729
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$30,893	$11,416
Income taxes paid, net	$14,019	$45,035
Cash paid for operating lease liabilities	$4,149	$2,691
Supplemental noncash disclosures:
Loans transferred to OREO	$—	$47
Loans held for investment transferred to loans held for sale	$46,625	$197,899
Assets transferred to assets held for sale	$—	$80,819
Deposits transferred to deposits held for sale	$—	$10,434
Lease liabilities arising from obtaining right-of-use assets	$3,228	$5,267
Securities available for sale purchased, not settled	$—	$14,976
Non-cash consideration received from sale of loan portfolio or disposal group	$—	$5,529

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
NOTE 3 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,289,000 and $5,191,000 at September 30, 2023 and December 31, 2022, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Unrealized gains (losses) on equity securities held at the reporting date	$(137)	$(134)	$(137)	$(588)
Realized gains (losses) on equity securities sold during the period	—	—	18	—
	$(137)	$(134)	$(119)	$(588)

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Equity Securities without readily determinable fair value, at cost	$55,812	$39,019
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Equity Securities without readily determinable fair value, carrying value	$65,975	$49,182
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
The gross realized and unrealized gains (losses) recognized on equity securities without readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Unrealized gains (losses) on equity securities still held at the reporting date	$—	$—	$—	$10,163
Realized gains (losses) on equity securities sold during the period	—	—	—	—
	$—	$—	$—	$10,163
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
The Company's additional investment in WSI under the Investor Rights Agreement qualified as an orderly and observable transaction for an identical investment in WSI, therefore the fair value of the Company's original 8% common stock investment was required to be adjusted from $4,925,000 at March 31, 2022 to $15,088,000, resulting in a gain of $10,163,000 that was recorded in other noninterest income on the Company's consolidated statements of income during the three months ended June 30, 2022. The Company's investment in WSI totaled $38,088,000 at September 30, 2023 and December 31, 2022 and has been allocated to the Payments segment.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2023
Available for sale securities:
Mortgage-backed securities, residential	$49,346	$9	$(6,173)	$—	$43,182
Asset-backed securities	1,243	10	—	—	1,253
State and municipal	5,217	—	(189)	—	5,028
CLO securities	240,162	1,047	(734)	—	240,475
Corporate bonds	768	—	(19)	—	749
SBA pooled securities	1,746	7	(116)	—	1,637
Total available for sale securities	$298,482	$1,073	$(7,231)	$—	$292,324

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2023
Held to maturity securities:
CLO securities	$6,201	$339	$(1,784)	$4,756
Allowance for credit losses	(2,890)
Total held to maturity securities, net of ACL	$3,311

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	$55,329	$235	$(4,931)	$—	$50,633
Asset-backed securities	6,389	—	(58)	—	6,331
State and municipal	13,553	1	(116)	—	13,438
CLO Securities	185,068	161	(4,218)	—	181,011
Corporate bonds	1,270	1	(8)	—	1,263
SBA pooled securities	1,910	29	(111)	—	1,828
Total available for sale securities	$263,519	$427	$(9,442)	$—	$254,504

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2022
Held to maturity securities:
CLO securities	$6,521	$458	$(1,503)	$5,476
Allowance for credit losses	(2,444)
Total held to maturity securities, net of ACL	$4,077
The amortized cost and estimated fair value of securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,167	$1,165	$—	$—
Due from one year to five years	2,212	2,122	1,913	2,085
Due from five years to ten years	72,866	72,665	4,288	2,671
Due after ten years	169,902	170,300	—	—
	246,147	246,252	6,201	4,756
Mortgage-backed securities, residential	49,346	43,182	—	—
Asset-backed securities	1,243	1,253	—	—
SBA pooled securities	1,746	1,637	—	—
	$298,482	$292,324	$6,201	$4,756
Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Proceeds	$10,005	$—	$14,005	$40,163
Gross gains	5	—	5	2,512
Gross losses	—	—	—	—
Net gains and losses from calls of securities	—	—	—	2
Debt securities with a carrying amount of approximately $41,520,000 and $93,813,000 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued interest on available for sale securities totaled $5,036,000 and $2,593,000 at September 30, 2023 and December 31, 2022, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2023 and 2022.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
Available for sale securities:
Mortgage-backed securities, residential	$1,429	$(100)	$35,045	$(6,073)	$36,474	$(6,173)
Asset-backed securities	—	—	—	—	—	—
State and municipal	1,537	(64)	2,986	(125)	4,523	(189)
CLO securities	14,966	(34)	78,211	(700)	93,177	(734)
Corporate bonds	749	(19)	—	—	749	(19)
SBA pooled securities	220	(6)	1,111	(110)	1,331	(116)
	$18,901	$(223)	$117,353	$(7,008)	$136,254	$(7,231)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	$26,030	$(1,507)	$15,828	$(3,424)	$41,858	$(4,931)
Asset-backed securities	1,337	(52)	4,994	(6)	6,331	(58)
State and municipal	12,680	(116)	—	—	12,680	(116)
CLO Securities	151,572	(3,407)	19,439	(811)	171,011	(4,218)
Corporate bonds	261	(8)	—	—	261	(8)
SBA pooled securities	1,262	(111)	—	—	1,262	(111)
	$193,142	$(5,201)	$40,261	$(4,241)	$233,403	$(9,442)
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
At September 30, 2023, the Company had 116 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at September 30, 2023.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Held to Maturity CLO Securities	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$2,876	$2,355	$2,444	$2,082
Credit loss expense	14	75	446	348
Allowance for credit losses ending balance	$2,890	$2,430	$2,890	$2,430
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2023 and December 31, 2022, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. At September 30, 2023, $4,772,000 of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial	6,416	5,641
Total loans held for sale	$6,416	$5,641
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$817,064	$818,140	$(1,076)	$678,144	$679,239	$(1,095)
Construction, land development, land	131,862	132,413	(551)	90,976	91,147	(171)
1-4 family residential	129,588	129,768	(180)	125,981	126,185	(204)
Farmland	62,698	62,871	(173)	68,934	69,185	(251)
Commercial	1,251,939	1,258,981	(7,042)	1,251,110	1,262,493	(11,383)
Factored receivables	1,213,702	1,217,129	(3,427)	1,237,449	1,241,032	(3,583)
Consumer	8,166	8,168	(2)	8,868	8,871	(3)
Mortgage warehouse	756,509	756,509	—	658,829	658,829	—
Total loans held for investment	4,371,528	$4,383,979	$(12,451)	4,120,291	$4,136,981	$(16,690)
Allowance for credit losses	(34,815)			(42,807)
	$4,336,713			$4,077,484
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $8,127,000 and $13,383,000 at September 30, 2023 and December 31, 2022, respectively, and (2) net deferred origination and factoring fees totaling $4,324,000 and $3,307,000 at September 30, 2023 and December 31, 2022, respectively.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $28,552,000 and $19,279,000 at September 30, 2023 and December 31, 2022, respectively, and was included in other assets on the Company's consolidated balance sheets.
At September 30, 2023 and December 31, 2022, the Company had $219,649,000 and $249,288,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At September 30, 2023 and December 31, 2022 the balance of the Over-Formula Advance Portfolio, acquired from Transport Financial Solutions during 2020, included in factored receivables was $3,581,000 and $8,202,000, respectively. These balances were fully reserved as of those respective dates. During the three months ended June 30, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3,330,000; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $1,665,000 of this charge-off.
At September 30, 2023 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of September 30, 2023.
Loans with carrying amounts of $1,610,699,000 and $1,356,922,000 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity, Paycheck Protection Program Liquidity Facility borrowings and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended September 30, 2023
Commercial real estate	$4,783	$1,008	$(16)	$—	$5,775
Construction, land development, land	1,235	(5)	—	2	1,232
1-4 family residential	1,046	(8)	—	1	1,039
Farmland	476	(42)	—	—	434
Commercial	12,977	(44)	(213)	69	12,789
Factored receivables	13,441	389	(1,453)	247	12,624
Consumer	166	(157)	(143)	300	166
Mortgage warehouse	846	(90)	—	—	756
	$34,970	$1,051	$(1,825)	$619	$34,815

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended September 30, 2022
Commercial real estate	$5,167	$(373)	$—	$—	$4,794
Construction, land development, land	1,192	(198)	—	1	995
1-4 family residential	757	(16)	—	1	742
Farmland	490	(23)	—	—	467
Commercial	12,738	3,431	(208)	59	16,020
Factored receivables	22,212	183	(2,433)	172	20,134
Consumer	197	62	(106)	49	202
Mortgage warehouse	654	103	—	—	757
	$43,407	$3,169	$(2,747)	$282	$44,111

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2023
Commercial real estate	$4,459	$1,262	$(16)	$70	$5,775
Construction, land development, land	1,155	73	—	4	1,232
1-4 family residential	838	195	(5)	11	1,039
Farmland	483	(49)	—	—	434
Commercial	15,918	2,271	(5,559)	159	12,789
Factored receivables	19,121	2,460	(9,566)	609	12,624
Consumer	175	(92)	(414)	497	166
Mortgage warehouse	658	98	—	—	756
	$42,807	$6,218	$(15,560)	$1,350	$34,815

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Nine months ended September 30, 2022
Commercial real estate	$3,961	$881	$(108)	$60	$4,794
Construction, land development, land	827	165	—	3	995
1-4 family residential	468	268	—	6	742
Farmland	562	(95)	—	—	467
Commercial	14,485	2,417	(1,192)	310	16,020
Factored receivables	20,915	2,298	(3,853)	774	20,134
Consumer	226	180	(313)	109	202
Mortgage warehouse	769	(12)	—	—	757
	$42,213	$6,102	$(5,466)	$1,262	$44,111
The decrease in required ACL during the three months ended September 30, 2023 is a function of net charge-offs of $1,206,000 and credit loss expense of $1,051,000.
The decrease in required ACL during the nine months ended September 30, 2023 is a function of net charge-offs of $14,210,000 and credit loss expense of $6,218,000.

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
For all DCF models at September 30, 2023, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2023 as compared to December 31, 2022, the Company forecasted a minimal decrease national unemployment, a steeper decrease in one-year percentage change in national retail sales, an increase in one-year percentage change in the national home price index, and a slight increase in one-year percentage change in national gross domestic product. At September 30, 2023 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a positive increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter. At September 30, 2023, the Company slowed its historical prepayment speeds in response to the expected interest rate environment in the macro economy.
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
For the three months ended September 30, 2023, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $164,000. Changes in loan volume and mix increased the required ACL by $395,000. Decreases in required specific reserves decreased the required ACL by $714,000. Net charge-offs during the period were $1,206,000.
For the three months ended September 30, 2022, changes in projected loss drivers and prepayment assumptions did not have a meaningful impact on the required ACL. Changes in loan volume and mix decreased the required ACL by $520,000. Increases in required specific reserves increased the required ACL by $1,278,000. Net charge-offs during the period were $2,465,000.
For the nine months ended September 30, 2023, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $561,000. Changes in loan volume and mix increased the required ACL by $179,000. Decreases in required specific reserves decreased the required ACL by $8,732,000. Net charge-offs during the period were $14,210,000.
For the nine months ended September 30, 2022, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $1,487,000. Changes in loan volume and mix decreased the required ACL by $2,665,000. Increases in required specific reserves increased the required ACL by $3,077,000. Net charge-offs during the period were $4,204,000.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
September 30, 2023
Commercial real estate	$1,998	$—	$174	$1,703	$3,875	$327
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	1,120	—	—	26	1,146	126
Farmland	298	—	—	930	1,228	—
Commercial	939	—	2,929	20,315	24,183	2,080
Factored receivables	—	39,404	—	—	39,404	6,904
Consumer	—	—	—	171	171	—
Mortgage warehouse	—	—	—	—	—	—
Total	$4,355	$39,404	$3,103	$23,145	$70,007	$9,437
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.
At September 30, 2023 the balance of the Over-Formula Advance Portfolio included in factored receivables was $3,581,000 and was fully reserved. At September 30, 2023 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
September 30, 2023
Commercial real estate	$100	$306	$1,362	$1,768	$815,296	$817,064	$—
Construction, land development, land	—	—	—	—	131,862	131,862	—
1-4 family residential	540	306	245	1,091	128,497	129,588	—
Farmland	147	—	—	147	62,551	62,698	—
Commercial	16,445	2,173	3,650	22,268	1,229,671	1,251,939	—
Factored receivables	26,772	6,234	26,346	59,352	1,154,350	1,213,702	26,346
Consumer	17	19	20	56	8,110	8,166	—
Mortgage warehouse	—	—	—	—	756,509	756,509	—
Total	$44,021	$9,038	$31,623	$84,682	$4,286,846	$4,371,528	$26,346

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2022
Commercial real estate	$1,301	$—	$455	$1,756	$676,388	$678,144	$—
Construction, land development, land	—	—	145	145	90,831	90,976	—
1-4 family residential	936	531	776	2,243	123,738	125,981	—
Farmland	—	—	—	—	68,934	68,934	—
Commercial	1,630	3,139	2,847	7,616	1,243,494	1,251,110	—
Factored receivables	42,797	12,651	37,142	92,590	1,144,859	1,237,449	37,142
Consumer	52	41	2	95	8,773	8,868	—
Mortgage warehouse	—	—	—	—	658,829	658,829	—
Total	$46,716	$16,362	$41,367	$104,445	$4,015,846	$4,120,291	$37,142
At September 30, 2023 and December 31, 2022, total past due Over-Formula Advances recorded in factored receivables was $3,581,000 and $8,202,000, respectively, all of which was considered past due 90 days or more. At September 30, 2023 and December 31, 2022, the Misdirected Payments totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$3,801	$2,099	$871	$319
Construction, land development, land	—	—	150	150
1-4 family residential	1,146	958	1,391	1,238
Farmland	1,228	1,228	400	400
Commercial	24,182	20,671	15,393	3,662
Factored receivables	—	—	—	—
Consumer	171	171	91	91
Mortgage warehouse	—	—	—	—
	$30,528	$25,127	$18,296	$5,860
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Commercial real estate	$1	$—	$17	$—
Construction, land development, land	—	—	—	2
1-4 family residential	2	1	8	1
Farmland	35	—	57	—
Commercial	47	—	55	4
Factored receivables	—	—	—	—
Consumer	1	—	2	—
Mortgage warehouse	—	—	—	—
	$86	$1	$139	$7
There was no interest earned on nonaccrual loans during the three and nine months ended September 30, 2023 and 2022.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$30,528	$18,296
Factored receivables greater than 90 days past due	22,765	28,940
Other nonperforming factored receivables(1)	—	491
Troubled debt restructurings accruing interest	—	503
	$53,293	$48,230
(1)Other nonperforming factored receivables represent the portion of the Over-Formula Advance Portfolio that is not covered by Covenant's indemnification as well as other nonperforming factored receivables less than 90 days past due. This amount is also considered Classified from a risk rating perspective.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of September 30, 2023 and December 31, 2022, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
September 30, 2023	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$140,428	$189,753	$122,245	$55,488	$24,826	$106,522	$87,141	$122	$726,525
Classified	—	38,008	3,100	46,587	747	2,097	—	—	90,539
Total commercial real estate	$140,428	$227,761	$125,345	$102,075	$25,573	$108,619	$87,141	$122	$817,064
YTD gross charge-offs	$—	$—	$—	$—	$16	$—	$—	$—	$16

Construction, land development, land
Pass	$35,355	$50,828	$30,928	$5,798	$349	$6,007	$2,597	$—	$131,862
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$35,355	$50,828	$30,928	$5,798	$349	$6,007	$2,597	$—	$131,862
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$7,705	$10,460	$6,003	$10,253	$4,441	$50,464	$37,909	$1,173	$128,408
Classified	167	16	15	175	72	608	127	—	1,180
Total 1-4 family residential	$7,872	$10,476	$6,018	$10,428	$4,513	$51,072	$38,036	$1,173	$129,588
YTD gross charge-offs	$5	$—	$—	$—	$—	$—	$—	$—	$5

Farmland
Pass	$16,003	$13,463	$5,658	$7,913	$4,582	$11,085	$1,778	$73	$60,555
Classified	190	—	19	—	—	1,934	—	—	2,143
Total farmland	$16,193	$13,463	$5,677	$7,913	$4,582	$13,019	$1,778	$73	$62,698
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$138,634	$306,209	$110,662	$95,731	$33,386	$23,715	$507,606	$1,253	$1,217,196
Classified	127	18,341	4,958	9,340	649	641	687	—	34,743
Total commercial	$138,761	$324,550	$115,620	$105,071	$34,035	$24,356	$508,293	$1,253	$1,251,939
YTD gross charge-offs	$2	$516	$4,496	$368	$9	$133	$35	$—	$5,559

Factored receivables
Pass	$1,175,928	$—	$—	$3,581	$—	$—	$—	$—	$1,179,509
Classified	14,832	—	—	19,361	—	—	—	—	34,193
Total factored receivables	$1,190,760	$—	$—	$22,942	$—	$—	$—	$—	$1,213,702
YTD gross charge-offs	$3,943	$2,293	$—	$3,330	$—	$—	$—	$—	$9,566

Consumer
Pass	$2,226	$2,273	$877	$577	$135	$1,862	$46	$—	$7,996
Classified	—	—	87	—	—	83	—	—	170
Total consumer	$2,226	$2,273	$964	$577	$135	$1,945	$46	$—	$8,166
YTD gross charge-offs	$374	$9	$16	$8	$2	$5	$—	$—	$414

Mortgage warehouse
Pass	$756,509	$—	$—	$—	$—	$—	$—	$—	$756,509
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$756,509	$—	$—	$—	$—	$—	$—	$—	$756,509
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,272,788	$572,986	$276,373	$179,341	$67,719	$199,655	$637,077	$2,621	$4,208,560
Classified	15,316	56,365	8,179	75,463	1,468	5,363	814	—	162,968
Total loans	$2,288,104	$629,351	$284,552	$254,804	$69,187	$205,018	$637,891	$2,621	$4,371,528
YTD gross charge-offs	$4,324	$2,818	$4,512	$3,706	$27	$138	$35	$—	$15,560

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial real estate
Pass	$231,427	$156,895	$198,541	$28,033	$17,786	$35,658	$3,675	$—	$672,015
Classified	3,668	551	1,855	39	—	16	—	—	6,129
Total commercial real estate	$235,095	$157,446	$200,396	$28,072	$17,786	$35,674	$3,675	$—	$678,144

Construction, land development, land
Pass	$71,236	$11,328	$4,535	$3,186	$35	$506	$—	$—	$90,826
Classified	—	—	5	—	—	145	—	—	150
Total construction, land development, land	$71,236	$11,328	$4,540	$3,186	$35	$651	$—	$—	$90,976

1-4 family residential
Pass	$26,306	$22,639	$9,536	$2,929	$3,528	$20,910	$38,361	$300	$124,509
Classified	137	199	7	53	1	1,006	69	—	1,472
Total 1-4 family residential	$26,443	$22,838	$9,543	$2,982	$3,529	$21,916	$38,430	$300	$125,981

Farmland
Pass	$18,190	$7,291	$10,027	$2,699	$6,742	$18,569	$1,016	$204	$64,738
Classified	1,062	2,796	120	108	—	110	—	—	4,196
Total farmland	$19,252	$10,087	$10,147	$2,807	$6,742	$18,679	$1,016	$204	$68,934

Commercial
Pass	$358,983	$181,933	$136,635	$41,912	$5,842	$12,145	$486,889	$161	$1,224,500
Classified	10,721	10,579	3,767	1,038	96	116	293	—	26,610
Total commercial	$369,704	$192,512	$140,402	$42,950	$5,938	$12,261	$487,182	$161	$1,251,110

Factored receivables
Pass	$1,196,912	$—	$7,710	$—	$—	$—	$—	$—	$1,204,622
Classified	12,974	—	19,853	—	—	—	—	—	32,827
Total factored receivables	$1,209,886	$—	$27,563	$—	$—	$—	$—	$—	$1,237,449

Consumer
Pass	$2,768	$1,981	$894	$304	$266	$2,418	$147	$—	$8,778
Classified	—	1	2	—	8	79	—	—	90
Total consumer	$2,768	$1,982	$896	$304	$274	$2,497	$147	$—	$8,868

Mortgage warehouse
Pass	$658,829	$—	$—	$—	$—	$—	$—	$—	$658,829
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$658,829	$—	$—	$—	$—	$—	$—	$—	$658,829

Total loans
Pass	$2,564,651	$382,067	$367,878	$79,063	$34,199	$90,206	$530,088	$665	$4,048,817
Classified	28,562	14,126	25,609	1,238	105	1,472	362	—	71,474
Total loans	$2,593,213	$396,193	$393,487	$80,301	$34,304	$91,678	$530,450	$665	$4,120,291

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis at the end of the reporting period of the loans modifications to borrowers experiencing financial difficulty:

	Term Extension
	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
Commercial real estate	$111	—%	$111	—%
1-4 family residential	271	0.2%	271	0.2%
Farmland	762	1.2%	762	1.2%
Commercial	1,913	0.2%	1,913	0.2%
	$3,057	0.1%	$3,057	0.1%

	Term Extension and Rate Reduction
	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
Commercial real estate	$83,344	10.2%	$83,344	10.2%
Commercial	549	—%	549	—%
	$83,893	1.9%	$83,893	1.9%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial real estate	Modification added a weighted average 0.3 years to the life of the modified loans.	Modification added a weighted average 0.9 years to the life of the modified loans.
1-4 family residential	Modification added a weighted average 0.5 years to the life of the modified loans.	Modification added a weighted average 0.5 years to the life of the modified loans.
Farmland	Modification added a weighted average 0.5 years to the life of the modified loans.	Modification added a weighted average 0.5 years to the life of the modified loans.
Commercial	Modification added a weighted average 0.5 years to the life of the modified loans.	Modification added a weighted average 0.6 years to the life of the modified loans.

Term Extension and rate Reduction
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial real estate	Modification added a weighted average 0.5 years to the life of the modified loans and reduced the weighted average contractual interest rate from 10.1% to 5.1%.	Modification added a weighted average 0.5 years to the life of the modified loans and reduced the weighted average contractual interest rate from 10.1% to 5.1%.
Commercial	Modification added a weighted average 0.3 years to the life of the modified loans and reduced the weighted average contractual interest rate from 9.5% to 8.6%.	Modification added a weighted average 0.3 years to the life of the modified loans and reduced the weighted average contractual interest rate from 9.5% to 8.6%.
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the payment status of loans that have been modified in the last twelve months:

	September 30, 2023
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More
Commercial real estate	$83,455	$—	$—
1-4 family residential	271	—	—
Farmland	762	—	—
Commercial	2,462	—	—
	$86,950	$—	$—
At September 30, 2023, the Company had $325,000 of commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.
Residential Real Estate Loans In Process of Foreclosure
At September 30, 2023 and December 31, 2022, the Company had $0 and $129,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Goodwill	$233,709	$233,709

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(37,490)	$6,088	$43,578	$(35,347)	$8,231
Software intangible assets	16,932	(9,877)	7,055	16,932	(6,702)	10,230
Other intangible assets	33,452	(20,195)	13,257	30,410	(16,813)	13,597
	$93,962	$(67,562)	$26,400	$90,920	$(58,862)	$32,058

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in goodwill and intangible assets during the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$262,958	$270,666	$265,767	$276,856
Acquired intangible assets	—	851	3,042	851
Acquired goodwill - measurement period adjustment	—	—	—	(18)
Goodwill transferred to assets held for sale	—	—	—	(3,217)
Intangible assets transferred to assets held for sale	—	—	—	(1,394)
Goodwill transferred from assets held for sale	—	—	—	3,217
Intangible assets transferred from assets held for sale	—	—	—	1,394
Amortization of intangibles	(2,849)	(2,913)	(8,700)	(9,085)
Ending balance	$260,109	$268,604	$260,109	$268,604
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
The following table presents the pre-tax impact of the terminated cash flow hedge on AOCI:

Nine Months Ended
(Dollars in thousands)	September 30, 2022
Unrealized gains on terminated hedges
Beginning Balance	$—
Unrealized gains arising during the period	9,316
Reclassification adjustments for amortization of unrealized (gains) into net income	(9,316)
Ending Balance	$—

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company did not have any derivative financial instruments at September 30, 2023 and December 31, 2022.
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
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $3,311,000 and $4,077,000 at September 30, 2023 and December 31, 2022, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 8 — LEGAL CONTINGENCIES
The Company, through its direct and indirect wholly owned subsidiaries, has purchased and received payments on accounts receivable payable to Surge Transportation, Inc. (‘Surge’), a licensed freight broker, as part of factoring services provided to such entity. On July 24, 2023, Surge filed for Chapter 11 Bankruptcy in the US Bankruptcy Court in the Middle District of Florida. In connection with the bankruptcy proceedings, certain claimants comprised of motor carriers, contingency collection agents, and factoring companies have filed complaints alleging that such entities have an ownership interest in, or other rights to, amounts paid to the Company in respect of such purchased accounts receivable. The Court has not yet ruled on such complaints. In the event of an adverse ruling with respect to such complaints, Triumph may be required to disgorge or pay to such claimants all or a portion of the amounts it has collected on such receivables. Due to the uncertainty of the existence of or extent of any loss exposure, Triumph is unable to calculate any reserve loss at this time.
Additionally, other various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of September 30, 2023, will have no material effect on the Company’s consolidated financial statements.

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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$15,441	$563,103	$578,544	$1,417	$487,965	$489,382
Standby letters of credit	$15,725	$9,809	$25,534	$12,309	$4,897	$17,206
Commitments to purchase loans	$—	$17,321	$17,321	$—	$53,572	$53,572
Mortgage warehouse commitments	$—	$851,564	$851,564	$—	$1,055,117	$1,055,117
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At September 30, 2023 and December 31, 2022, the allowance for credit losses on off-balance sheet credit exposures totaled $3,010,000 and $3,606,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Credit loss expense (benefit)	$(253)	$(598)	$(596)	$(402)
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
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
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2023	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$43,182	$—	$43,182
Asset-backed securities	—	1,253	—	1,253
State and municipal	—	5,028	—	5,028
CLO securities	—	240,475	—	240,475
Corporate bonds	—	749	—	749
SBA pooled securities	—	1,637	—	1,637
	$—	$292,324	$—	$292,324

Equity securities with readily determinable fair values
Mutual fund	$4,289	$—	$—	$4,289

Loans held for sale	$—	$6,416	$—	$6,416

Indemnification asset	$—	$—	$1,701	$1,701

Revenue share asset	$—	$—	$2,696	$2,696

Liabilities measured at fair value on a recurring basis
Return of premium liability	$—	$—	$272	$272

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$50,633	$—	$50,633
Asset-backed securities	—	6,331	—	6,331
State and municipal	—	13,438	—	13,438
CLO Securities	—	181,011	—	181,011
Corporate bonds	—	1,263	—	1,263
SBA pooled securities	—	1,828	—	1,828
	$—	$254,504	$—	$254,504

Equity securities with readily determinable fair values
Mutual fund	$5,191	$—	$—	$5,191

Loans held for sale	$—	$5,641	$—	$5,641

Indemnification asset	$—	$—	$3,896	$3,896

Revenue share asset	$—	$—	$5,515	$5,515

Liabilities measured at fair value on a recurring basis
Return of premium liability	$—	$—	$575	$575
There were no transfers between levels during 2023 or 2022.
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio acquired during 2020. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At September 30, 2023 and December 31, 2022, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $1,791,000 and $4,101,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$1,905	$4,377	$3,896	$4,786
Indemnification asset recognized in business combination	—	—	—	—
Change in fair value of indemnification asset recognized in earnings	(204)	(204)	(530)	(613)
Indemnification reduction	—	—	(1,665)	—
Ending balance	$1,701	$4,173	$1,701	$4,173

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
At September 30, 2023 and December 31, 2022, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue as $3,546,000 and $7,613,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$3,053	$5,210	$5,515	$—
Revenue share asset recognized	—	1,027	—	6,237
Change in fair value of revenue share asset recognized in earnings	(78)	171	(1,867)	171
Revenue share payments received	(279)	(230)	(952)	(230)
Ending balance	$2,696	$6,178	$2,696	$6,178
Return of Premium Liability
On June 23, 2022, the Company made the decision to sell and closed on the sale of a portfolio of equipment loans for cash consideration. The associated agreement contains a provision that in the event that a sold loan is prepaid in full prior to the due date of the final scheduled contractual payment, the Company will return a pro-rata portion of the premium calculated as of the date of such prepayment in full. The fair value of the return of premium liability is calculated each reporting period, and changes in the fair value of the return of premium liability are recorded in noninterest income in the consolidated statements of income. The return of premium liability is considered a Level 3 classification. At September 30, 2023 and December 31, 2022, the fair value of the estimated premium expected to be returned to the purchaser for sold loans prepaid in full was calculated as the difference between the discounted cash flows of each sold loan assuming no prepayments and the discounted cash flows of each sold loan assuming an 11.0% and 11.0% prepayment speed, respectively; consistent with management's expected prepayment speed. A reconciliation of the opening balance to the closing balance of the fair value of the return of premium liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning balance	$376	$708	$575	$—
Return of premium liability recognized	—	—	—	708
Change in fair value of return of premium liability recognized in earnings	(104)	(104)	(303)	(104)
Return of premium payments made	—	(34)	—	(34)
Ending balance	$272	$570	$272	$570

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2023	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$1,374	$1,374
1-4 family residential	—	—	63	63
Commercial	—	—	1,431	1,431
Factored receivables	—	—	32,500	32,500
	$—	$—	$35,368	$35,368

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$269	$269
1-4 family residential	—	—	46	46
Commercial	—	—	6,994	6,994
Factored receivables	—	—	29,367	29,367

Equity investment without readily determinable fair value	38,088	—	—	38,088
	$38,088	$—	$36,676	$74,764
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at September 30, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
September 30, 2023		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$337,583	$337,583	$—	$—	$337,583
Securities - held to maturity	3,311	—	—	4,756	4,756
Loans not previously presented, gross	4,336,160	129,815	—	4,111,712	4,241,527
FHLB and other restricted stock	10,101	N/A	N/A	N/A	N/A
Accrued interest receivable	33,930	33,930	—	—	33,930

Financial liabilities:
Deposits	4,487,051	—	4,478,382	—	4,478,382
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	108,454	—	88,057	—	88,057
Junior subordinated debentures	41,592	—	43,392	—	43,392
Accrued interest payable	8,382	8,382	—	—	8,382

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2022		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$408,182	$408,182	$—	$—	$408,182
Securities - held to maturity	4,077	—	—	5,476	5,476
Loans not previously presented, gross	4,088,411	187,729	—	3,805,701	3,993,430
FHLB and other restricted stock	6,252	N/A	N/A	N/A	N/A
Accrued interest receivable	21,977	21,977	—	—	21,977

Financial liabilities:
Deposits	4,171,336	—	4,159,695	—	4,159,695
Customer repurchase agreements	340	—	340	—	340
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	107,800	—	104,400	—	104,400
Junior subordinated debentures	41,158	—	42,721	—	42,721
Accrued interest payable	2,830	2,830	—	—	2,830
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2023 and December 31, 2022, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2023 and December 31, 2022, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2023 that management believes have changed TBK Bank’s category.
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$790,082	15.8%	$400,042	8.0%	N/A	N/A
TBK Bank, SSB	$746,239	15.0%	$397,994	8.0%	$497,493	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$646,435	12.9%	$300,667	6.0%	N/A	N/A
TBK Bank, SSB	$713,628	14.4%	$297,345	6.0%	$396,460	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$559,843	11.2%	$224,937	4.5%	N/A	N/A
TBK Bank, SSB	$713,628	14.4%	$223,009	4.5%	$322,124	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$646,435	12.4%	$208,527	4.0%	N/A	N/A
TBK Bank, SSB	$713,628	13.7%	$208,359	4.0%	$260,448	5.0%

As of December 31, 2022
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$829,928	17.7%	$375,109	8.0%	N/A	N/A
TBK Bank, SSB	$732,785	15.8%	$371,030	8.0%	$463,788	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$684,381	14.6%	$281,252	6.0%	N/A	N/A
TBK Bank, SSB	$697,022	15.0%	$278,809	6.0%	$371,745	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$598,223	12.7%	$211,969	4.5%	N/A	N/A
TBK Bank, SSB	$697,022	15.0%	$209,107	4.5%	$302,043	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$684,381	13.0%	$210,579	4.0%	N/A	N/A
TBK Bank, SSB	$697,022	13.2%	$211,219	4.0%	$264,023	5.0%

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, the Company elected the option to delay the estimated impact on regulatory capital of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13 as well as 25% of the quarterly increases in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”) was delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and will be phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four, and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed.
Dividends paid by TBK Bank are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at September 30, 2023 and December 31, 2022. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At September 30, 2023 and December 31, 2022, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 12 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	September 30, 2023	December 31, 2022
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	September 30, 2023	December 31, 2022
Shares authorized	50,000,000	50,000,000
Shares issued	28,975,206	28,321,716
Treasury shares	(5,683,513)	(4,268,131)
Shares outstanding	23,291,693	24,053,585
Par value per share	$0.01	$0.01
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
NOTE 13 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $3,714,000 and $4,296,000 for the three months ended September 30, 2023 and 2022, respectively, and $9,915,000 and $17,128,000 for the nine months ended September 30, 2023 and 2022, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2023 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	230,486	70.34
Granted	13,374	59.69
Vested	(107,623)	60.34
Forfeited	(12,978)	75.48
Nonvested at September 30, 2023	123,259	77.07
RSAs granted to employees under the Omnibus Incentive Plan typically vest immediately or over four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2023, there was $2,500,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 1.56 years.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2023 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	211,300	59.45
Granted	139,836	52.59
Vested	(114,509)	43.19
Forfeited	(5,112)	63.87
Nonvested at September 30, 2023	231,515	63.25
RSUs granted to employees under the Omnibus Incentive Plan typically vest over four to five years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2023, there was $9,308,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 3.03 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2023 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	112,486	$55.57
Granted	78,872	78.15
Incremental shares earned	52,694	N/A
Vested	(122,969)	36.10
Forfeited	(3,537)	78.45
Nonvested at September 30, 2023	117,546	$87.55
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
As of September 30, 2023, there was $6,665,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.33 years.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2023 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	255,738	$39.57
Granted	—	—
Incremental shares earned	107,404	N/A
Vested	(363,142)	40
Forfeited	—	—
Nonvested at September 30, 2023	—	$—
The Performance Based PSUs granted to employees under the Omnibus Incentive Plan vested after a three-year performance period. Under the terms of the award agreements, the number of shares issued upon vesting could range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. The performance period for the outstanding Performance Based PSUs ended on December 31, 2022, and the awards subsequently vested at 142% of the target shares granted.
Compensation expense for the Performance Based PSUs was estimated during the performance period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition at each period end, adjusted for the passage of time within the vesting period of the awards. There was no stock based compensation cost related to Performance Based PSUs during the three and nine months ended September 30, 2023 and there is no remaining unrecognized compensation cost related to these awards. During the three and nine months ended September 30, 2022, the Company recognized $298,000 and $5,433,000, respectively, of stock based compensation cost related to Performance Based PSUs.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the nine months ended September 30, 2023 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2023	195,398	$39.48
Granted	57,930	51.25
Exercised	(6,023)	31.61
Forfeited or expired	(3,195)	56.73
Outstanding at September 30, 2023	244,110	$42.24	6.29	$6,055

Fully vested shares and shares expected to vest at September 30, 2023	244,110	$42.24	6.29	$6,055

Shares exercisable at September 30, 2023	148,332	$32.81	4.59	$4,984

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information related to the stock options for the nine months ended September 30, 2023 and 2022 was as follows:

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
As of September 30, 2023, there was $1,462,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.11 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the nine months ended September 30, 2023 and 2022, 37,909 shares and 24,516 shares, respectively, were issued under the plan.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Basic
Net income to common stockholders	$11,993	$15,428	$29,050	$82,346
Weighted average common shares outstanding	23,162,614	24,227,020	23,220,331	24,483,054
Basic earnings per common share	$0.52	$0.64	$1.25	$3.36
Diluted
Net income to common stockholders	$11,993	$15,428	$29,050	$82,346
Weighted average common shares outstanding	23,162,614	24,227,020	23,220,331	24,483,054
Dilutive effects of:
Assumed exercises of stock options	82,909	85,239	77,286	95,252
Restricted stock awards	80,841	122,723	101,842	162,883
Restricted stock units	84,137	97,512	86,844	96,174
Performance stock units - market based	47,248	117,358	85,218	122,526
Performance stock units - performance based	—	327,016	—	163,508
Employee stock purchase program	1,165	2,389	908	2,245
Average shares and dilutive potential common shares	23,458,914	24,979,257	23,572,429	25,125,642
Diluted earnings per common share	$0.51	$0.62	$1.23	$3.28
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	101,138	52,878	104,114	52,878
Restricted stock awards	—	6,348	—	6,348
Restricted stock units	11,250	15,000	11,250	15,000
Performance stock units - market based	14,424	45,296	14,424	45,296
Performance stock units - performance based	—	—	—	—
Employee stock purchase program	—	—	—	—
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
Fee income for the Payments segment primarily consists of TriumphPay payment and audit fees. TriumphPay fees included in the Consolidated Statements of Income totaled $4,780,000 and $3,545,000 for the three months ended September 30, 2023 and 2022, respectively, and $12,570,000 and $10,156,000 for the nine months ended September 30, 2023 and 2022, respectively. These fees are generally transaction based and are recognized at the time the transaction is executed as that is the point in time that the Company satisfies its performance obligations.
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

(Dollars in thousands)
Three months ended September 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$68,328	$34,244	$4,917	$44	$107,533
Intersegment interest allocations	8,330	(9,664)	1,334	—	—
Total interest expense	13,723	—	—	2,483	16,206
Net interest income (expense)	62,935	24,580	6,251	(2,439)	91,327
Credit loss expense (benefit)	410	375	14	13	812
Net interest income after credit loss expense	62,525	24,205	6,237	(2,452)	90,515
Noninterest income	5,978	2,546	4,817	69	13,410
Noninterest expense	31,503	18,371	14,556	21,829	86,259
Net intersegment noninterest income (expense)(1)	—	242	(242)	—	—
Net income (loss) before income tax expense	$37,000	$8,622	$(3,744)	$(24,212)	$17,666

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)
Three months ended September 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$49,864	$49,561	$3,756	$44	$103,225
Intersegment interest allocations	5,890	(5,470)	(420)	—	—
Total interest expense	2,925	—	—	2,030	4,955
Net interest income (expense)	52,829	44,091	3,336	(1,986)	98,270
Credit loss expense (benefit)	2,388	(52)	235	75	2,646
Net interest income after credit loss expense	50,441	44,143	3,101	(2,061)	95,624
Noninterest income	6,166	2,941	3,518	43	12,668
Noninterest expense	31,496	24,811	14,066	16,316	86,689
Net intersegment noninterest income (expense)(1)	—	—	—	—	—
Net income (loss) before income tax expense	$25,111	$22,273	$(7,447)	$(18,334)	$21,603

(Dollars in thousands)
Nine months ended September 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$193,678	$108,769	$11,115	$131	$313,693
Intersegment interest allocations	23,420	(28,176)	4,756	—	—
Total interest expense	30,305	—	—	7,228	37,533
Net interest income (expense)	186,793	80,593	15,871	(7,097)	276,160
Credit loss expense (benefit)	3,164	2,405	55	444	6,068
Net interest income after credit loss expense	183,629	78,188	15,816	(7,541)	270,092
Noninterest income	17,998	5,104	12,643	198	35,943
Noninterest expense	95,677	60,358	46,912	62,989	265,936
Net intersegment noninterest income (expense)(1)	—	(120)	120	—	—
Net income (loss) before income tax expense	$105,950	$22,814	$(18,333)	$(70,332)	$40,099

(Dollars in thousands)
Nine months ended September 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$138,286	$161,789	$12,760	$132	$312,967
Intersegment interest allocations	10,741	(9,900)	(841)	—	—
Total interest expense	7,549	—	—	5,641	13,190
Net interest income (expense)	141,478	151,889	11,919	(5,509)	299,777
Credit loss expense (benefit)	2,638	1,961	405	1,044	6,048
Net interest income after credit loss expense	138,840	149,928	11,514	(6,553)	293,729
Noninterest income	34,419	20,333	17,069	128	71,949
Noninterest expense	91,313	70,454	46,062	46,031	253,860
Net intersegment noninterest income (expense)(1)	—	—	—	—	—
Net income (loss) before income tax expense	$81,946	$99,807	$(17,479)	$(52,456)	$111,818

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Factoring	Payments
Three Months Ended September 30, 2023
Factoring revenue received from Payments	$510	$(510)
Payments revenue received from Factoring	(268)	268
Net intersegment noninterest income (expense)	$242	$(242)

Three Months Ended September 30, 2022
Factoring revenue received from Payments	$—	$—
Payments revenue received from Factoring	—	—
Net intersegment noninterest income (expense)	$—	$—

Nine months ended September 30, 2023
Factoring revenue received from Payments	$680	$(680)
Payments revenue received from Factoring	(800)	800
Net intersegment noninterest income (expense)	$(120)	$120

Nine months ended September 30, 2022
Factoring revenue received from Payments	$—	$—
Payments revenue received from Factoring	—	—
Net intersegment noninterest income (expense)	$—	$—
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
September 30, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,136,313	$1,139,922	$484,895	$1,039,766	$(2,201,102)	$5,599,794
Gross loans	$3,766,692	$1,041,448	$172,254	$—	$(608,866)	$4,371,528

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,910,628	$1,260,209	$371,948	$1,061,662	$(2,270,664)	$5,333,783
Gross loans	$3,572,716	$1,151,727	$85,722	$—	$(689,874)	$4,120,291

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of September 30, 2023, we had consolidated total assets of $5.600 billion, total loans held for investment of $4.372 billion, total deposits of $4.487 billion and total stockholders’ equity of $850.4 million.
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

At September 30, 2023, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the nine months ended September 30, 2023, our Banking segment generated 60% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 33% of our total revenue, our Payments segment generated 7% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
Third Quarter 2023 Overview
Net income available to common stockholders for the three months ended September 30, 2023 was $12.0 million, or $0.51 per diluted share, compared to net income to common stockholders for the three months ended September 30, 2022 of $15.4 million, or $0.62 per diluted share. For the three months ended September 30, 2023, our return on average common equity was 5.89% and our return on average assets was 0.93%.
Net income available to common stockholders for the nine months ended September 30, 2023 was $29.1 million, or $1.23 per diluted share, compared to net income available to common stockholders for the nine months ended September 30, 2022 of $82.3 million, or $3.28 per diluted share. For the nine months ended September 30, 2023, our return on average common equity was 4.82% and our return on average assets was 0.78%.
At September 30, 2023, we had total assets of $5.600 billion, including gross loans held for investment of $4.372 billion, compared to $5.334 billion of total assets and $4.120 billion of gross loans held for investment at December 31, 2022. Total loans held for investment increased $251.2 million during the nine months ended September 30, 2023. Our Banking loans, which constitute 72% of our total loan portfolio at September 30, 2023, increased from $2.883 billion in aggregate as of December 31, 2022 to $3.158 billion as of September 30, 2023, an increase of 9.5%. Our Factoring factored receivables, which constitute 24% of our total loan portfolio at September 30, 2023, decreased from $1.152 billion in aggregate as of December 31, 2022 to $1.041 billion as of September 30, 2023, a decrease of 9.6%. Our Payments factored receivables, which constitute 4% of our total loan portfolio at September 30, 2023, increased from $85.7 million in aggregate as of December 31, 2022 to $172.3 million as of September 30, 2023, an increase of 100.9%. Approximately $87.6 million of the increase in TriumphPay factored receivables was the result of transferring factoring transactions with freight broker clients from our Factoring segment to our Payments segment, thus aligning such services with TriumphPay's strength; serving freight brokers in the transportation industry.
At September 30, 2023, we had total liabilities of $4.749 billion, including total deposits of $4.487 billion, compared to $4.445 billion of total liabilities and $4.171 billion of total deposits at December 31, 2022. Deposits increased $315.7 million during the nine months ended September 30, 2023.
At September 30, 2023, we had total stockholders' equity of $850.4 million. During the nine months ended September 30, 2023, total stockholders’ equity decreased $38.6 million, primarily due to treasury stock purchases made under our accelerated share repurchase program, offset in part by our net income during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 12.90% and 15.77%, respectively, at September 30, 2023.
The total dollar value of invoices purchased by Triumph Financial Services during the three months ended September 30, 2023 was $2.606 billion with an average invoice size of $1,825. The average transportation invoice size for the three months ended September 30, 2023 was $1,772. This compares to invoice purchase volume of $3.600 billion with an average invoice size of $2,141 and average transportation invoice size of $2,073 during the same period a year ago.
TriumphPay processed 5.0 million invoices paying Carriers a total of $5.330 billion during the three months ended September 30, 2023. This compares to processed volume of 4.7 million invoices for a total of $5.952 billion during the same period a year ago.

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
Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the three months ended September 30, 2023.
During the second quarter, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3.3 million; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $1.7 million of this charge-off. At September 30, 2023, the carrying value of the acquired over-formula advances was $3.6 million, the total reserve on acquired over-formula advances was $3.6 million and the balance of our indemnification asset, the value of the payment that would be due to us from CVLG in the event that these over-advances are charged off, was $1.7 million.
As of September 30, 2023 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of September 30, 2023. The full amount of such receivable is reflected in non-performing and past due factored receivables as of September 30, 2023 in accordance with our policy. As of September 30, 2023, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.
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
Trucking transportation

The largest driver of changes in revenue at our Factoring segment is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The current softness in freight is a combination of falling volumes and excess capacity. By the end of the first quarter of 2023, spot rates had fallen below the cost per mile to operate for many carriers. During the second and third quarters, average rates per mile began to level off, but spot rates remained at low levels last seen in 2019. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors. Should the interest rate environment remain higher for longer, carriers could see higher operating costs and spot rates may not keep pace. Without an increase in spot rates, more trucking companies could fail or leave the system. For our Factoring segment, this could put pressure on revenue.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Income Statement Data:
Interest income	$107,533	$103,225	$313,693	$312,967
Interest expense	16,206	4,955	37,533	13,190
Net interest income	91,327	98,270	276,160	299,777
Credit loss expense (benefit)	812	2,646	6,068	6,048
Net interest income after credit loss expense (benefit)	90,515	95,624	270,092	293,729
Noninterest income	13,410	12,668	35,943	71,949
Noninterest expense	86,259	86,689	265,936	253,860
Net income (loss) before income taxes	17,666	21,603	40,099	111,818
Income tax expense (benefit)	4,872	5,374	8,645	27,068
Net income (loss)	$12,794	$16,229	$31,454	$84,750
Dividends on preferred stock	(801)	(801)	(2,404)	(2,404)
Net income available (loss) to common stockholders	$11,993	$15,428	$29,050	$82,346

Per Share Data:
Basic earnings (loss) per common share	$0.52	$0.64	$1.25	$3.36
Diluted earnings (loss) per common share	$0.51	$0.62	$1.23	$3.28
Weighted average shares outstanding - basic	23,162,614	24,227,020	23,220,331	24,483,054
Weighted average shares outstanding - diluted	23,458,914	24,979,257	23,572,429	25,125,642

Performance ratios - Annualized:
Return on average assets	0.93%	1.13%	0.78%	1.95%
Return on average total equity	5.95%	7.16%	4.94%	12.77%
Return on average common equity	5.89%	7.17%	4.82%	13.07%
Return on average tangible common equity (1)	8.70%	10.47%	7.16%	19.28%
Yield on loans(2)	9.16%	8.95%	9.17%	8.77%
Cost of interest bearing deposits	1.83%	0.41%	1.21%	0.35%
Cost of total deposits	1.15%	0.24%	0.73%	0.20%
Cost of total funds	1.41%	0.42%	1.12%	0.36%
Net interest margin(2)	7.48%	7.71%	7.70%	7.69%
Efficiency ratio	82.36%	78.14%	85.21%	68.29%
Net noninterest expense to average assets	5.28%	5.15%	5.68%	4.19%

(Dollars in thousands, except per share amounts)	September 30, 2023	December 31, 2022
Balance Sheet Data:
Total assets	$5,599,794	$5,333,783
Cash and cash equivalents	337,583	408,182
Investment securities	299,924	263,772
Loans held for investment, net	4,336,713	4,077,484
Total liabilities	4,749,412	4,444,812
Noninterest bearing deposits	1,632,559	1,756,680
Interest bearing deposits	2,854,492	2,414,656
FHLB advances	30,000	30,000
Subordinated notes	108,454	107,800
Junior subordinated debentures	41,592	41,158
Total stockholders’ equity	850,382	888,971
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	805,382	843,971

Per Share Data:
Book value per share	$34.58	$35.09
Tangible book value per share (1)	$23.41	$24.04
Shares outstanding end of period	23,291,693	24,053,585

Asset Quality ratios(3):
Past due to total loans	1.94%	2.53%
Nonperforming loans to total loans	1.22%	1.17%
Nonperforming assets to total assets	1.07%	1.02%
ACL to nonperforming loans	65.33%	88.76%
ACL to total loans	0.80%	1.04%
Net charge-offs to average loans(4)	0.34%	0.14%

Capital ratios:
Tier 1 capital to average assets	12.36%	13.00%
Tier 1 capital to risk-weighted assets	12.90%	14.57%
Common equity Tier 1 capital to risk-weighted assets	11.18%	12.73%
Total capital to risk-weighted assets	15.77%	17.66%
Total stockholders' equity to total assets	15.19%	16.67%
Tangible common stockholders' equity ratio (1)	10.21%	11.41%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Loan discount accretion	$1,403	$1,539	$4,203	$6,631
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the nine months ended September 30, 2023 and the year ended December 31, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Average total stockholders' equity	$853,375	$898,845	$851,139	$887,497
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	808,375	853,845	806,139	842,497
Average goodwill and other intangibles	(261,619)	(269,417)	(263,814)	(271,350)
Average tangible common equity	$546,756	$584,428	$542,325	$571,147

Net income available to common stockholders	$11,993	$15,428	$29,050	$82,346
Average tangible common equity	546,756	584,428	542,325	571,147
Return on average tangible common equity	8.70%	10.47%	7.16%	19.28%

Efficiency ratio:
Net interest income	$91,327	$98,270	$276,160	$299,777
Noninterest income	13,410	12,668	35,943	71,949
Operating revenue	104,737	110,938	312,103	371,726
Total noninterest expense	$86,259	$86,689	$265,936	$253,860
Efficiency ratio	82.36%	78.14%	85.21%	68.29%

Net noninterest expense to average assets ratio:
Total noninterest expense	$86,259	$86,689	$265,936	$253,860
Total noninterest income	13,410	12,668	35,943	71,949
Net noninterest expenses	$72,849	$74,021	$229,993	$181,911
Average total assets	$5,472,000	$5,700,547	$5,415,269	$5,806,933
Net noninterest expense to average assets ratio	5.28%	5.15%	5.68%	4.19%

(Dollars in thousands, except per share amounts)	September 30, 2023	December 31, 2022
Total stockholders' equity	$850,382	$888,971
Preferred stock	(45,000)	(45,000)
Total common stockholders' equity	805,382	843,971
Goodwill and other intangibles	(260,109)	(265,767)
Tangible common stockholders' equity	$545,273	$578,204
Common shares outstanding	23,291,693	24,053,585
Tangible book value per share	$23.41	$24.04

Total assets at end of period	$5,599,794	$5,333,783
Goodwill and other intangibles	(260,109)	(265,767)
Tangible assets at period end	$5,339,685	$5,068,016
Tangible common stockholders' equity ratio	10.21%	11.41%
Results of Operations
Three months ended September 30, 2023 compared with three months ended September 30, 2022.
Net Income
We earned net income of $12.8 million for the three months ended September 30, 2023 compared to net income of $16.2 million for the three months ended September 30, 2022, a decrease of $3.4 million or 21.2%.

	Three Months Ended September 30, 2023
(Dollars in thousands, except per share amounts)	2023	2022	$ Change	% Change
Interest income	$107,533	$103,225	$4,308	4.2%
Interest expense	16,206	4,955	11,251	227.1%
Net interest income	91,327	98,270	(6,943)	(7.1)%
Credit loss expense (benefit)	812	2,646	(1,834)	(69.3)%
Net interest income after credit loss expense (benefit)	90,515	95,624	(5,109)	(5.3)%
Noninterest income	13,410	12,668	742	5.9%
Noninterest expense	86,259	86,689	(430)	(0.5)%
Net income (loss) before income taxes	17,666	21,603	(3,937)	(18.2)%
Income tax expense (benefit)	4,872	5,374	(502)	(9.3)%
Net income (loss)	$12,794	$16,229	$(3,435)	(21.2)%
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

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	228,019	3,101	5.40%	452,136	2,607	2.29%
Taxable securities	305,665	5,173	6.71%	231,759	2,217	3.80%
Tax-exempt securities	4,901	32	2.59%	14,197	91	2.54%
FHLB and other restricted stock	19,552	397	8.06%	6,171	65	4.18%
Loans (1)	4,282,822	98,830	9.16%	4,355,132	98,245	8.95%
Total interest earning assets	4,840,959	107,533	8.81%	5,059,395	103,225	8.09%
Noninterest earning assets:
Cash and cash equivalents	78,655			108,323
Other noninterest earning assets	552,386			532,829
Total assets	5,472,000			5,700,547
Interest bearing liabilities:
Deposits:
Interest bearing demand	776,812	769	0.39%	886,311	812	0.36%
Individual retirement accounts	56,265	134	0.94%	77,004	97	0.50%
Money market	542,243	2,706	1.98%	524,483	313	0.24%
Savings	537,980	723	0.53%	544,404	209	0.15%
Certificates of deposit	270,535	1,256	1.84%	407,130	564	0.55%
Brokered time deposits	501,221	6,717	5.32%	186,856	748	1.59%
Other brokered deposits	12,231	169	5.48%	—	—	—%
Total interest bearing deposits	2,697,287	12,474	1.83%	2,626,188	2,743	0.41%
Federal Home Loan Bank advances	91,957	1,248	5.38%	30,000	182	2.41%
Subordinated notes	108,336	1,315	4.82%	107,477	1,304	4.81%
Junior subordinated debentures	41,520	1,169	11.17%	40,948	726	7.03%
Other borrowings	—	—	—%	13,180	—	—%
Total interest bearing liabilities	2,939,100	16,206	2.19%	2,817,793	4,955	0.70%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,615,697			1,885,111
Other liabilities	63,828			98,798
Total equity	853,375			898,845
Total liabilities and equity	5,472,000			5,700,547
Net interest income		91,327			98,270
Interest spread (2)			6.62%			7.39%
Net interest margin (3)			7.48%			7.71%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$3,109,630	$59,669	7.61%	$2,830,507	$44,928	6.30%
Factoring receivables	999,345	34,244	13.59%	1,393,141	49,561	14.11%
Payments receivables	173,847	4,917	11.22%	131,484	3,756	11.33%
Total loans	$4,282,822	$98,830	9.16%	$4,355,132	$98,245	8.95%
We earned net interest income of $91.3 million for the three months ended September 30, 2023 compared to $98.3 million for the three months ended September 30, 2022, a decrease of $7.0 million, or 7.1%, primarily driven by the following factors.
Interest income increased $4.3 million, or 4.2%, due to increased yields across all of our broad interest earning asset categories discussed below. This increase is in spite of a decrease in average interest earning assets of $218.4 million, or 4.3%, and a decrease in average total loans of $72.3 million, or 1.7%. The average balance of our higher yielding Factoring factored receivables decreased $393.8 million, or 28.3%, while we experienced an increase in average Payments factored receivables. Average Banking loans increased $279.1 million, or 9.9% due to increases in the average balances of commercial real estate, construction and development, residential real estate, equipment, asset-based lending, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $757.6 million for the three months ended September 30, 2023 compared to $610.8 million for the three months ended September 30, 2022. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit loans. We recognized discount accretion on purchased loans of $1.4 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively.
Interest expense increased $11.3 million, or 227.1%, primarily driven by higher average rates discussed below. Additionally, average interest-bearing liabilities increased period over period. More specifically, average total interest bearing deposits increased $71.1 million, or 2.7%. Average noninterest bearing demand deposits decreased $269.4 million.
Net interest margin decreased to 7.48% for the three months ended September 30, 2023 from 7.71% for the three months ended September 30, 2022, a decrease of 23 basis points or 3.0%.
The decrease in our net interest margin was most impacted by an increase in our average cost of interest bearing liabilities of 149 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
The decrease in our net interest margin was partially offset by an increase in our yield on interest earning assets of 72 basis points to 8.81% for the three months ended September 30, 2023. This increase was primarily driven by higher yields on loans which increased 21 basis points to 9.16% for the same period. That being said, further growth in loan yield was halted by a decrease in Factoring yield period over period, as well as a decrease in average Factoring factored receivables as a percentage of the total average loan portfolio. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, were 96% and 96% of our Factoring portfolio at September 30, 2023 and 2022, respectively. Banking yields increased period over period. Payments yields were generally flat. Non-loan yields were higher across the board period over period.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	September 30, 2023 vs. 2022
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$3,542	$(3,048)	$494
Taxable securities	1,705	1,251	2,956
Tax-exempt securities	2	(61)	(59)
FHLB and other restricted stock	60	272	332
Loans	2,254	(1,669)	585
Total interest income	7,563	(3,255)	4,308
Interest bearing liabilities:
Interest bearing demand	65	(108)	(43)
Individual retirement accounts	86	(49)	37
Money market	2,304	89	2,393
Savings	523	(9)	514
Certificates of deposit	1,326	(634)	692
Brokered time deposits	1,756	4,213	5,969
Other brokered deposits	—	169	169
Total interest bearing deposits	6,060	3,671	9,731
Federal Home Loan Bank advances	225	841	1,066
Subordinated notes	1	10	11
Junior subordinated debentures	427	16	443
Other borrowings	—	—	—
Total interest expense	6,713	4,538	11,251
Change in net interest income	$850	$(7,793)	$(6,943)
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
The following table presents the major categories of credit loss expense:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Credit loss expense (benefit) on loans	$1,051	$3,169	$(2,118)	(66.8)%
Credit loss expense (benefit) on off balance sheet credit exposures	(253)	(598)	345	57.7%
Credit loss expense (benefit) on held to maturity securities	14	75	(61)	(81.3)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$812	$2,646	$(1,834)	(69.3)%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At September 30, 2023 and June 30, 2023, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended September 30, 2023. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2023 and December 31, 2022, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2023 and June 30, 2023, the Company carried $6.2 million and $6.3 million, respectively, of these HTM securities at amortized cost. The required ACL on these balances was $2.9 million at September 30, 2023 and $2.9 million at June 30, 2023, resulting in $14 thousand of credit loss expense during the current quarter. Credit loss expense during the three months ended September 30, 2022 was $0.1 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2023. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $34.8 million as of September 30, 2023, compared to $42.8 million as of December 31, 2022, representing an ACL to total loans ratio of 0.80% and 1.04%, respectively.
Our credit loss expense on loans decreased $2.1 million, or 66.8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
The increase in credit loss expense was primarily driven by changes in required specific reserves. Such specific reserves decreased $0.7 million during the three months ended September 30, 2023 compared to an increase of $1.3 million during the same period a year ago.
Additionally, the increase in credit loss expense was driven by net charge-offs during the period. Net charge-offs during the three months ended September 30, 2023 were $1.2 million compared to $2.5 million during the same period a year ago. Approximately $1.4 million of the $1.2 million net charge-offs for the three months ended September 30, 2023 were reserved in a prior period while $2.4 million of the $2.5 million charge-offs during the three months ended September 30, 2022 were fully reserved in a prior period. Such prior period reserves are included in the discussion of changes in specific reserves above.
Changes in volume and mix of the loan portfolio partially offset the decrease in credit loss expense period over period. Such changes resulted in credit loss expense of $0.4 million during the three months ended September 30, 2023 compared to a benefit to credit loss expense of $0.5 million during the same period a year ago. Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses had an insignificant impact to the change in credit loss expense period over period.
Credit loss expense for off balance sheet credit exposures increased $0.3 million, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Service charges on deposits	$1,728	$1,558	$170	10.9%
Card income	2,065	2,034	31	1.5%
Net OREO gains (losses) and valuation adjustments	—	(19)	19	100.0%
Net gains (losses) on sale or call of securities	5	—	5	100.0%
Net gains (losses) on sale of loans	203	1,107	(904)	(81.7)%
Fee income	8,108	6,120	1,988	32.5%
Insurance commissions	1,074	1,191	(117)	(9.8)%
Other	227	677	(450)	(66.5)%
Total noninterest income	$13,410	$12,668	$742	5.9%
Noninterest income increased $0.7 million, or 5.9%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on sale of loans. Net gains (losses) on sale of loans decreased $0.9 million due to decreased sale activity of liquid credit loans during the three months ended September 30, 2023 compared to the same period a year ago.
•Fee income. Fee income increased $2.0 million, or 32.5%, due to a $1.2 million increase in fees earned by our Payments segment during the three months ended September 30, 2023 compared to the same period a year ago. Additionally, early termination fees at our Factoring segment increased $0.6 million period over period.
•Other. Other noninterest income decreased $0.5 million. There were no significant changes in the components of other noninterest income during the period.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$50,884	$49,307	$1,577	3.2%
Occupancy, furniture and equipment	7,542	6,826	716	10.5%
FDIC insurance and other regulatory assessments	682	454	228	50.2%
Professional fees	3,941	4,263	(322)	(7.6)%
Amortization of intangible assets	2,849	2,913	(64)	(2.2)%
Advertising and promotion	1,839	1,995	(156)	(7.8)%
Communications and technology	10,784	12,410	(1,626)	(13.1)%
Travel and entertainment	1,074	1,340	(266)	(19.9)%
Other	6,664	7,181	(517)	(7.2)%
Total noninterest expense	$86,259	$86,689	$(430)	(0.5)%

Noninterest expense decreased $0.4 million, or 0.5%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $1.6 million, or 3.2%. Employee salaries and payroll taxes increased $1.5 million and $0.5 million, respectively, which is primarily due to merit increases for existing employees and growth in our workforce. The size of our workforce increased period over period due to organic growth within the Company. Our average full-time equivalent employees were 1,470.0 and 1,410.3 for the three months ended September 30, 2023 and 2022, respectively. Further, sales commissions, primarily related to our operations at Triumph Financial Services and TriumphPay, increased $0.7 million period over period. Accruals for bonus expense increased $0.3 million period over period. These increases were partially offset by a $1.6 million decrease in compensation for temporary and/or contract labor and stock based compensation expense included in salaries and employee benefits expense decreased $0.4 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $0.7 million, or 10.5%, primarily due to growth in our operations period over period.
•Communication and Technology. Communication and technology decreased $1.6 million, or 13.1%, primarily as a result of decreased spending on IT professional services and IT license and software maintenance period over period.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense decreased $0.5 million, or 7.2% due to decreased spending on recruiting and placement. There were no other notable variances in other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $0.5 million, from $5.4 million for the three months ended September 30, 2022 to $4.9 million for the three months ended September 30, 2023. The effective tax rate was 28% for the three months ended September 30, 2023, compared to 25% for the three months ended September 30, 2022. The increase in our effective tax rate was driven by an increase in disallowance of compensation cost to highly compensated individuals as well as increased state taxes period over period.
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
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended September 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$68,328	$34,244	$4,917	$44	$107,533
Intersegment interest allocations	8,330	(9,664)	1,334	—	—
Total interest expense	13,723	—	—	2,483	16,206
Net interest income (expense)	62,935	24,580	6,251	(2,439)	91,327
Credit loss expense (benefit)	410	375	14	13	812
Net interest income after credit loss expense	62,525	24,205	6,237	(2,452)	90,515
Noninterest income	5,978	2,546	4,817	69	13,410
Noninterest expense	31,503	18,371	14,556	21,829	86,259
Net intersegment noninterest income (expense)(1)	—	242	(242)	—	—
Net income (loss) before income tax expense	$37,000	$8,622	$(3,744)	$(24,212)	$17,666

(Dollars in thousands)
Three Months Ended September 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$49,864	$49,561	$3,756	$44	$103,225
Intersegment interest allocations	5,890	(5,470)	(420)	—	—
Total interest expense	2,925	—	—	2,030	4,955
Net interest income (expense)	52,829	44,091	3,336	(1,986)	98,270
Credit loss expense (benefit)	2,388	(52)	235	75	2,646
Net interest income after credit loss expense	50,441	44,143	3,101	(2,061)	95,624
Noninterest income	6,166	2,941	3,518	43	12,668
Noninterest expense	31,496	24,811	14,066	16,316	86,689
Net intersegment noninterest income (expense)(1)	—	—	—	—	—
Net income (loss) before income tax expense	$25,111	$22,273	$(7,447)	$(18,334)	$21,603

(1) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Factoring	Payments
Three Months Ended September 30, 2023
Factoring revenue received from Payments	$510	$(510)
Payments revenue received from Factoring	(268)	268
Net intersegment noninterest income (expense)	$242	$(242)

Three Months Ended September 30, 2022
Factoring revenue received from Payments	$—	$—
Payments revenue received from Factoring	—	—
Net intersegment noninterest income (expense)	$—	$—

(Dollars in thousands)
September 30, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,136,313	$1,139,922	$484,895	$1,039,766	$(2,201,102)	$5,599,794
Gross loans	$3,766,692	$1,041,448	$172,254	$—	$(608,866)	$4,371,528

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,910,628	$1,260,209	$371,948	$1,061,662	$(2,270,664)	$5,333,783
Gross loans	$3,572,716	$1,151,727	$85,722	$—	$(689,874)	$4,120,291
Banking

(Dollars in thousands)	Three Months Ended September 30,
Banking	2023	2022	$ Change	% Change
Total interest income	$68,328	$49,864	$18,464	37.0%
Intersegment interest allocations	8,330	5,890	2,440	41.4%
Total interest expense	13,723	2,925	10,798	369.2%
Net interest income (expense)	62,935	52,829	10,106	19.1%
Credit loss expense (benefit)	410	2,388	(1,978)	(82.8)%
Net interest income after credit loss expense	62,525	50,441	12,084	24.0%
Noninterest income	5,978	6,166	(188)	(3.0)%
Noninterest expense	31,503	31,496	7	—%
Operating income (loss)	$37,000	$25,111	$11,889	47.3%
Our Banking segment’s operating income increased $11.9 million, or 47.3%.
Total interest income increased $18.5 million, or 37.0%, at our Banking segment due to an increase in average interest earning Banking assets. Additionally, the increase in interest income was driven by an increase in yields on interest earning assets at our Banking segment. Average loans in our Banking segment, excluding intersegment loans, increased 9.9% from $2.831 billion for the three months ended September 30, 2022 to $3.110 billion for the three months ended September 30, 2023, and average balances of other interest earning assets at our Banking segment increased period over period. Intersegment interest income allocated to our Banking segment increased period over period due to an increased interest rate charged to our Factoring segment consistent with increased interest rates experienced in the macro economy period over period.
Interest expense increased $10.8 million, or 369.2%, due to an increase in average interest-bearing liabilities, including an increase in average total interest bearing deposits of $71.1 million, or 2.7%, period over period. This increase was also driven by higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $0.7 million for the three months ended September 30, 2023 compared to credit loss expense on loans of $3.0 million for the three months ended September 30, 2022. The decrease in credit loss expense was the result of decreased specific reserves and net charge-offs at our Banking segment period over period. Changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods and changes in the volume and mix of our portfolio did not have a significant impact on the change in credit loss expense at our Banking segment period over period.
Credit loss expense for off balance sheet credit exposures increased $0.3 million, from a benefit of $0.6 million for the three months ended September 30, 2022 to a benefit of $0.3 million for the three months ended September 30, 2023, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.
There were no significant changes in the components of noninterest income or noninterest expense at our Banking segment period over period.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has increased $275.0 million, or 9.5%, to $3.158 billion as of September 30, 2023. The following table sets forth our banking loans:

(Dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Banking
Commercial real estate	$817,064	$678,144	$138,920	20.5%
Construction, land development, land	131,862	90,976	40,886	44.9%
1-4 family residential	129,588	125,981	3,607	2.9%
Farmland	62,698	68,934	(6,236)	(9.0)%
Commercial - General	306,389	316,364	(9,975)	(3.2)%
Commercial - Paycheck Protection Program	41	55	(14)	(25.5)%
Commercial - Agriculture	49,479	48,494	985	2.0%
Commercial - Equipment	486,110	454,117	31,993	7.0%
Commercial - Asset-based lending	271,623	229,754	41,869	18.2%
Commercial - Liquid Credit	138,297	202,326	(64,029)	(31.6)%
Consumer	8,166	8,868	(702)	(7.9)%
Mortgage Warehouse	756,509	658,829	97,680	14.8%
Total banking loans	$3,157,826	$2,882,842	$274,984	9.5%
Factoring

(Dollars in thousands)	Three Months Ended September 30,
Factoring	2023	2022	$ Change	% Change
Total interest income	$34,244	$49,561	$(15,317)	(30.9)%
Intersegment interest allocations	(9,664)	(5,470)	(4,194)	(76.7)%
Total interest expense	—	—	—	—
Net interest income (expense)	24,580	44,091	(19,511)	(44.3)%
Credit loss expense (benefit)	375	(52)	427	821.2%
Net interest income (expense) after credit loss expense	24,205	44,143	(19,938)	(45.2)%
Noninterest income	2,546	2,941	(395)	(13.4)%
Noninterest expense	18,371	24,811	(6,440)	(26.0)%
Net intersegment noninterest income (expense)	242	—	242	100.0%
Net income (loss) before income tax expense	$8,622	$22,273	$(13,651)	(61.3)%

	Three Months Ended September 30,
	2023	2022
Factored receivable period end balance	$1,041,448,000	$1,330,122,000
Yield on average receivable balance	13.59%	14.11%
Current quarter charge-off rate	0.12%	0.16%
Factored receivables - transportation concentration	96%	96%

Interest income, including fees	$34,244,000	$49,561,000
Non-interest income(1)	2,546,000	2,941,000
Intersegment noninterest income	510,000	—
Factored receivable total revenue	37,300,000	52,502,000
Average net funds employed	898,989,000	1,242,133,000
Yield on average net funds employed	16.46%	16.77%

Accounts receivable purchased	$2,606,323,000	$3,599,771,000
Number of invoices purchased	1,428,463	1,681,489
Average invoice size	$1,825	$2,141
Average invoice size - transportation	$1,772	$2,073
Average invoice size - non-transportation	$5,631	$5,701
(1) Non-interest income for the three months ended September 30, 2022 includes a $1.0 million gain on sale of a portfolio of factored receivables, which contributed 0.33% to the yield on average net funds employed for the quarter
Our Factoring segment’s operating income decreased $13.7 million, or 61.3%.
Our average invoice size decreased 14.8% from $2,141 for the three months ended September 30, 2022 to $1,825 for the three months ended September 30, 2023. Additionally, the number of invoices purchased decreased 15.0% period over period.
Net interest income at our Factoring segment decreased period over period. Overall average net funds employed (“NFE”) decreased 27.6% during the three months ended September 30, 2023 compared to the same period in 2022. The decrease in average NFE was the result of decreased invoice purchase volume and decreased average invoice sizes. Those, in turn, resulted from a softening transportation market. See further discussion under the Recent Developments: Trucking Transportation section. We maintained a high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 96% at September 30, 2023 and 96% at September 30, 2022.
Credit loss expense at our Factoring segment increased period over period, primarily due to changes in the volume of the factoring portfolio period over period. This was offset by a decrease in net charge-offs period over period. Changes in loss assumptions and specific reserve did not have a material impact on the change in credit loss expense period over period.
Noninterest income at our Factoring segment decreased period over period due to the aforementioned $1.0 million gain on sale of factored receivables during the three months ended September 30, 2022. The increase was offset by a $0.8 million increase in termination fees at our Factoring segment period over period.
Noninterest expense decreased primarily due to a decrease in salary and benefits expense including a decrease in stock compensation. Additionally, there was a decrease in communications and technology expense period over period.

Payments

(Dollars in thousands)	Three Months Ended September 30,
Payments	2023	2022	$ Change	% Change
Total interest income	$4,917	$3,756	$1,161	30.9%
Intersegment interest allocations	1,334	(420)	1,754	417.6%
Total interest expense	—	—	—	—%
Net interest income (expense)	6,251	3,336	2,915	87.4%
Credit loss expense (benefit)	14	235	(221)	(94.0)%
Net interest income after credit loss expense	6,237	3,101	3,136	101.1%
Noninterest income	4,817	3,518	1,299	36.9%
Noninterest expense	14,556	14,066	490	3.5%
Net intersegment noninterest income (expense)	(242)	—	(242)	(100.0)%
Net income (loss) before income tax expense	$(3,744)	$(7,447)	$3,703	49.7%

	Three Months Ended September 30,
	2023	2022
Supply chain financing factored receivables	$87,590,000	$12,834,000
Quickpay factored receivables	84,664,000	106,124,000
Factored receivable period end balance	$172,254,000	$118,958,000

Supply chain finance interest income	$2,316,000	$567,000
Quickpay interest income	2,601,000	3,189,000
Intersegment interest income	1,334,000	—
Total interest income	6,251,000	3,756,000
Broker noninterest income	3,372,000	2,247,000
Factor noninterest income	1,312,000	1,269,000
Other noninterest income	133,000	2,000
Intersegment noninterest income	268,000	—
Total noninterest income	5,085,000	3,518,000
Total revenue	$11,336,000	$7,274,000

Intersegment interest expense allocation	$—	$420,000
Credit loss expense (benefit)	14,000	235,000
Noninterest expense	14,556,000	14,066,000
Intersegment noninterest expense	510,000	—
Total expense	$15,080,000	$14,721,000

Operating income (loss)	$(3,744,000)	$(7,447,000)
Intersegment interest expense	—	420,000
Depreciation and software amortization expense	358,000	120,000
Intangible amortization expense	1,703,000	1,450,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(1,683,000)	$(5,457,000)

EBITDA margin	(15)%	(75)%

Number of invoices processed	5,037,841	4,676,249
Amount of payments processed	$5,329,580,000	$5,951,706,000
Network invoice volume	303,300	144,253
Network payment volume	$510,298,000	$288,410,000
Our Payments segment's operating loss decreased $3.7 million, or 49.7%.

The number of invoices processed by our Payments segment increased 7.7% from 4,676,249 for the three months ended September 30, 2022 to 5,037,841 for the three months ended September 30, 2023, and the amount of payments processed decreased 10.5% from $5.952 billion for the three months ended September 30, 2022 to $5.330 billion for the three months ended September 30, 2023 driven by lower average invoice prices.
We began processing network transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended September 30, 2023, we processed 303,300 network invoices representing a network payment volume of $510.3 million. During the three months ended September 30, 2022, we processed 144,253 network invoices representing a network payment volume of $288.4 million.
Net interest income increased due to increased average balances Payments segment period over period and intersegment interest allocation. Yields at our Payments segment were relatively flat.
Noninterest income increased due to a $1.5 million increase in payment and audit fees, including intersegment fees, earned by TriumphPay during the three months ended September 30, 2023 compared to the same period a year ago.
Noninterest expense was relatively flat with no material changes in its components period over period.
The acquisition of HubTran during 2021 allows TriumphPay to create a fully integrated payments network for trucking, servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that will lead to meaningful amounts of amortization going forward.
Corporate

(Dollars in thousands)	Three Months Ended September 30,
Corporate	2023	2022	$ Change	% Change
Total interest income	$44	$44	$—	—%
Intersegment interest allocations	—	—	—	—
Total interest expense	2,483	2,030	453	22.3%
Net interest income (expense)	(2,439)	(1,986)	(453)	(22.8)%
Credit loss expense (benefit)	13	75	(62)	(82.7)%
Net interest income (expense) after credit loss expense	(2,452)	(2,061)	(391)	(19.0)%
Other noninterest income	69	43	26	60.5%
Noninterest expense	21,829	16,316	5,513	33.8%
Net income (loss) before income tax expense	$(24,212)	$(18,334)	$(5,878)	(32.1)%
The Corporate segment reported an operating loss of $24.2 million for the three months ended September 30, 2023 compared to an operating loss of $18.3 million for the three months ended September 30, 2022. The increased operating loss was driven by increased noninterest expense which was the result of increased salaries and benefits expense due to due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Further, the size of our workforce in our Coporate segment increased at a faster rate period over period when compared to the Company as a whole. Additionally, occupancy expense increased period over period.

Results of Operations
Nine months ended September 30, 2023 compared with nine months ended September 30, 2022
Net Income
We earned net income of $31.5 million for the nine months ended September 30, 2023 compared to $84.8 million for the nine months ended September 30, 2022, a decrease of $53.3 million or 62.9%.

	Nine Months Ended September 30, 2023
(Dollars in thousands, except per share amounts)	2023	2022	$ Change	% Change
Interest income	$313,693	$312,967	$726	0.2%
Interest expense	37,533	13,190	24,343	184.6%
Net interest income	276,160	299,777	(23,617)	(7.9)%
Credit loss expense (benefit)	6,068	6,048	20	0.3%
Net interest income after credit loss expense (benefit)	270,092	293,729	(23,637)	(8.0)%
Noninterest income	35,943	71,949	(36,006)	(50.0)%
Noninterest expense	265,936	253,860	12,076	4.8%
Net income (loss) before income taxes	40,099	111,818	(71,719)	(64.1)%
Income tax expense (benefit)	8,645	27,068	(18,423)	(68.1)%
Net income (loss)	$31,454	$84,750	$(53,296)	(62.9)%
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

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	$238,622	$9,051	5.07%	$357,016	$3,522	1.32%
Taxable securities	306,472	14,369	6.27%	192,325	4,537	3.15%
Tax-exempt securities	9,451	183	2.59%	14,452	278	2.57%
FHLB and other restricted stock	18,893	741	5.24%	9,549	175	2.45%
Loans (1)	4,219,009	289,349	9.17%	4,639,280	304,455	8.77%
Total interest earning assets	4,792,447	313,693	8.75%	5,212,622	312,967	8.03%
Noninterest earning assets:
Cash and cash equivalents	82,020			89,932
Other noninterest earning assets	540,802			504,379
Total assets	$5,415,269			$5,806,933
Interest bearing liabilities:
Deposits:
Interest bearing demand	$805,756	$2,054	0.34%	$866,053	$1,791	0.28%
Individual retirement accounts	60,507	323	0.71%	80,437	308	0.51%
Money market	515,864	5,521	1.43%	536,130	875	0.22%
Savings	537,598	1,506	0.37%	527,739	602	0.15%
Certificates of deposit	285,207	2,714	1.27%	461,862	1,697	0.49%
Brokered time deposits	283,181	10,090	4.76%	102,793	1,052	1.37%
Other brokered deposits	8,609	345	5.36%	94,617	685	0.97%
Total interest bearing deposits	2,496,722	22,553	1.21%	2,669,631	7,010	0.35%
Federal Home Loan Bank advances	198,040	7,751	5.23%	83,022	535	0.86%
Subordinated notes	108,119	3,936	4.87%	107,261	3,905	4.87%
Junior subordinated debentures	41,376	3,293	10.64%	40,805	1,736	5.69%
Other borrowings	966	—	—%	8,068	4	0.07%
Total interest bearing liabilities	2,845,223	37,533	1.76%	2,908,787	13,190	0.61%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,639,413			1,924,556
Other liabilities	79,494			86,093
Total equity	851,139			887,497
Total liabilities and equity	$5,415,269			$5,806,933
Net interest income		$276,160			$299,777
Interest spread (2)			6.99%			7.42%
Net interest margin (3)			7.70%			7.69%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$3,049,656	$169,465	7.43%	$2,958,534	$129,906	5.87%
Factoring receivables	1,047,557	108,769	13.88%	1,527,126	161,789	14.16%
Payments receivables	121,796	11,115	12.20%	153,620	12,760	11.11%
Total loans	$4,219,009	$289,349	9.17%	$4,639,280	$304,455	8.77%
We earned net interest income of $276.2 million for the nine months ended September 30, 2023 compared to $299.8 million for the nine months ended September 30, 2022, a decrease of $23.6 million, or 7.9%, primarily driven by the following factors.
Interest income increased $0.7 million, or 0.2%, due to increased yields across all of our broad interest earning asset categories discussed below. This increase is in spite of a decrease in total average interest earning assets of $420.2 million, or 8.1%, and a decrease in average total loans of $420.3 million, or 9.1%. The average balance of our higher yielding Factoring factored receivables decreased $479.6 million, or 31.4%, and we experienced a decrease in average Payments factored receivables. We experienced an increase in average Banking loans of $91.1 million, or 3.1% due to increases in the average balances of all commercial real estate, residential real estate, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $782.4 million for the nine months ended September 30, 2023 compared to $632.9 million for the nine months ended September 30, 2022. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit loans. We recognized discount accretion on purchased loans of $4.2 million and $6.6 million for the nine months ended September 30, 2023 and 2022, respectively.
Interest expense increased $24.3 million, or 184.6%, due to increased average rates on interest bearing liabilities discussed below. The increase in interest expense was partially offset by a a decrease in average interest bearing liabilities of $63.6 million, or 2.2%. More specifically, average total interest bearing deposits decreased $172.9 million, or 6.5%. Average noninterest bearing deposits decreased $285.1 million.
Net interest margin increased to 7.70% for the nine months ended September 30, 2023 from 7.69% for the nine months ended September 30, 2022, an increase of 1 basis point, or 0.1%.
Our net interest margin was impacted by an increase in yield on our interest earning assets of 72 basis points to 8.75% for the nine months ended September 30, 2023. This increase was driven by higher yields on loans which increased 40 basis points to 9.17% for the same period. Factoring yield decreased period over period and average Factoring factored receivables as a percentage of the total loan portfolio also decreased which had a meaningful downward impact on total loan yield. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, were flat as a percentage of our Factoring portfolio at 96% for September 30, 2023 and September 30, 2022, respectively. Banking and Payments yields increased period over period and non-loan yields also increased over the same period.
The increase in our net interest margin was partially offset by an increase in our average cost of interest bearing liabilities of 115 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Nine Months Ended
	September 30, 2023 vs. 2022
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$10,020	$(4,491)	$5,529
Taxable securities	4,480	5,352	9,832
Tax-exempt securities	2	(97)	(95)
FHLB and other restricted stock	200	366	566
Loans	13,717	(28,823)	(15,106)
Total interest income	28,419	(27,693)	726
Interest bearing liabilities:
Interest bearing demand	417	(154)	263
Individual retirement accounts	121	(106)	15
Money market	4,863	(217)	4,646
Savings	876	28	904
Certificates of deposit	2,698	(1,681)	1,017
Brokered time deposits	2,611	6,427	9,038
Other brokered deposits	3,107	(3,447)	(340)
Total interest bearing deposits	14,693	850	15,543
Federal Home Loan Bank advances	2,714	4,502	7,216
Subordinated notes	—	31	31
Junior subordinated debentures	1,512	45	1,557
Other borrowings	(4)	—	(4)
Total interest expense	18,915	5,428	24,343
Change in net interest income	$9,504	$(33,121)	$(23,617)
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
The following table presents the major categories of credit loss expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Credit loss expense on loans	$6,218	$6,102	$116	1.9%
Credit loss expense on off balance sheet credit exposures	(596)	(402)	(194)	(48.3)%
Credit loss expense on held to maturity securities	446	348	98	28.2%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$6,068	$6,048	$20	0.3%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2022 and September 30, 2023, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the nine months ended September 30, 2023. The same was true for the same period in the prior year.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2023 and December 31, 2022, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2023 and December 31, 2022, the Company carried $6.2 million and $6.5 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $2.9 million at September 30, 2023 and $2.4 million at December 31, 2022 and we recognized credit loss expense of $0.4 million during the nine months ended September 30, 2023. Credit loss expense during the nine months ended September 30, 2022 was $0.3 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2023. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $34.8 million as of September 30, 2023, compared to $42.8 million as of December 31, 2022, representing an ACL to total loans ratio of 0.80% and 1.04% respectively.
Our credit loss expense on loans increased $0.1 million, or 1.9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
During the nine months ended September 30, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3.3 million; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $1.7 million of this charge-off. We continue to reserve the full balance of the Over-Formula Advance clients at September 30, 2023 which totals $3.6 million.
The increase in credit loss expense was primarily driven by increased net charge-offs during the period. Including the $3.3 million over-formula advance net charge-off previously discussed, net charge-offs during the nine months ended September 30, 2023 were $14.2 million compared to $4.2 million during the same period a year ago. Approximately $8.5 million and $1.7 million of the charge-offs for the nine months ended September 30, 2023 and 2022, respectively, were reserved in a prior period. Such prior period reserves are included in the discussion of changes in specific reserves below.
Changes in volume and mix of the loan portfolio also increased credit loss expense. Such changes resulted in credit loss expense of $0.2 million during the nine months ended September 30, 2023 compared to a benefit to credit loss expense of $2.7 million during the same period a year ago.
The increased credit loss expense was partially offset by changes in specific reserves. Such specific reserves decreased $8.7 million during the nine months ended September 30, 2023 compared to an increase of $3.1 million during the same period a year ago.
The increase in credit loss expense was also partially offset by changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses. This resulted in credit loss expense of $0.6 million for the nine months ended September 30, 2023 compared to credit loss expense of $1.5 million during the same period a year ago.
Credit loss expense for off balance sheet credit exposures decreased $0.2 million, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Service charges on deposits	$5,210	$5,185	$25	0.5%
Card income	6,152	6,125	27	0.4%
Net OREO gains (losses) and valuation adjustments	—	(133)	133	100.0%
Net gains (losses) on sale or call of securities	5	2,514	(2,509)	(99.8%)
Net gains (losses) on sale of loans	206	18,310	(18,104)	(98.9%)
Fee income	21,720	18,096	3,624	20.0%
Insurance commissions	3,970	4,209	(239)	(5.7%)
Other	(1,320)	17,643	(18,963)	(107.5%)
Total noninterest income	$35,943	$71,949	$(36,006)	(50.0%)
Noninterest income decreased $36.0 million, or 50.0%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities decreased $2.5 million as fewer securities were sold or called during the nine months ended September 30, 2023 as compared to the same period a year ago.
•Net gains (losses) on sale of loans. Net gains (losses) on sale of loans decreased $18.1 million, due to the aforementioned $14.2 million gain on sale of factored receivables and the $3.9 million gain on sale of equipment loans during the nine months ended September 30, 2022. Sales of such magnitude did not repeat during the nine months ended September 30, 2023.
•Fee income. Fee income increased $3.6 million, or 20.0% primarily due to a $2.4 million increase in payment fees earned by TriumphPay during the nine months ended September 30, 2023 compared to the same period a year ago. Additionally, early termination fees at our Factoring segment increased $1.3 million period over period.
•Other. Other noninterest income decreased $19.0 million, or 107.5% primarily due to a gain of $8.9 million on the aforementioned termination of an interest rate swap recognized during the nine months ended September 30, 2022. During that same period, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and additional investment in WSI common stock. The decrease was also driven by a write down of our revenue share asset, which is carried at fair value, of $1.9 million during the nine months ended September 30, 2023.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$159,789	$149,848	$9,941	6.6%
Occupancy, furniture and equipment	21,537	19,769	1,768	8.9%
FDIC insurance and other regulatory assessments	1,968	1,376	592	43.0%
Professional fees	10,061	11,529	(1,468)	(12.7%)
Amortization of intangible assets	8,700	9,085	(385)	(4.2%)
Advertising and promotion	4,839	5,029	(190)	(3.8%)
Communications and technology	34,034	32,197	1,837	5.7%
Travel and entertainment	4,527	3,864	663	17.2%
Other	20,481	21,163	(682)	(3.2%)
Total noninterest expense	$265,936	$253,860	$12,076	4.8%

Noninterest expense increased $12.1 million, or 4.8%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $9.9 million, or 6.6%, which is primarily due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Employee salaries and payroll taxes increased $11.3 million and $2.3 million, respectively, and our average full-time equivalent employees were 1,470.2 and 1,355.6 for the nine months ended September 30, 2023 and 2022, respectively. Further, compensation for temporary and/or contract labor increased $0.4 million and accruals for bonus expense increased $0.7 million period over period. Sales commissions, primarily related to our operations at Triumph Financial Services and TriumphPay, decreased $0.4 million period over period. Stock based compensation expense decreased $6.3 million period over period.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $0.6 million, or 43.0%, primarily due to increased assessments period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.8 million, or 8.9%, primarily due to growth in our operations period over period.
•Professional Fees. Professional fees decreased $1.5 million, or 12.7%, primarily due to a $1.5 million decrease in legal and consulting fees period over period.
•Communications and Technology. Communications and technology expenses increased $1.8 million, or 5.7%, primarily as a result of increased spending on IT information security and IT initiatives designed to develop efficiency in our operations and improve the functionality and security of our technology platforms period over period.
•Travel and entertainment. Travel and entertainment expenses increased $0.7 million, or 17.2%, primarily due to increased business development activity in this area period over period.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense decreased $0.7 million, or 3.2% due to decreased spending on recruiting and placement. There were no other notable variances in other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $18.4 million, or 68.1%, from $27.1 million for the nine months ended September 30, 2022 to $8.6 million for the nine months ended September 30, 2023. The effective tax rate was 22% for the nine months ended September 30, 2023 and 24% for the nine months ended September 30, 2022. The decrease in the effective tax rate period over period was primarily driven by the performance based performance stock units windfall that was recorded during the nine months ended September 30, 2023 as those related shares vested during the period.
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
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Nine Months Ended September 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$193,678	$108,769	$11,115	$131	$313,693
Intersegment interest allocations	23,420	(28,176)	4,756	—	—
Total interest expense	30,305	—	—	7,228	37,533
Net interest income (expense)	186,793	80,593	15,871	(7,097)	276,160
Credit loss expense (benefit)	3,164	2,405	55	444	6,068
Net interest income after credit loss expense	183,629	78,188	15,816	(7,541)	270,092
Noninterest income	17,998	5,104	12,643	198	35,943
Noninterest expense	95,677	60,358	46,912	62,989	265,936
Net intersegment noninterest income (expense)(1)	—	(120)	120	—	—
Net income (loss) before income tax expense	$105,950	$22,814	$(18,333)	$(70,332)	$40,099

(Dollars in thousands)
Nine Months Ended September 30, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$138,286	$161,789	$12,760	$132	$312,967
Intersegment interest allocations	10,741	(9,900)	(841)	—	—
Total interest expense	7,549	—	—	5,641	13,190
Net interest income (expense)	141,478	151,889	11,919	(5,509)	299,777
Credit loss expense (benefit)	2,638	1,961	405	1,044	6,048
Net interest income after credit loss expense	138,840	149,928	11,514	(6,553)	293,729
Noninterest income	34,419	20,333	17,069	128	71,949
Noninterest expense	91,313	70,454	46,062	46,031	253,860
Net intersegment noninterest income (expense)(1)	—	—	—	—	—
Net income (loss) before income tax expense	$81,946	$99,807	$(17,479)	$(52,456)	$111,818
(1) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Factoring	Payments
Nine Months Ended September 30, 2023
Factoring revenue received from Payments	$680	$(680)
Payments revenue received from Factoring	(800)	800
Net intersegment noninterest income (expense)	$(120)	$120

Nine Months Ended September 30, 2022
Factoring revenue received from Payments	$—	$—
Payments revenue received from Factoring	—	—
Net intersegment noninterest income (expense)	$—	$—

(Dollars in thousands)
September 30, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,136,313	$1,139,922	$484,895	$1,039,766	$(2,201,102)	$5,599,794
Gross loans	$3,766,692	$1,041,448	$172,254	$—	$(608,866)	$4,371,528

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,910,628	$1,260,209	$371,948	$1,061,662	$(2,270,664)	$5,333,783
Gross loans	$3,572,716	$1,151,727	$85,722	$—	$(689,874)	$4,120,291
Banking

(Dollars in thousands)	Nine Months Ended September 30,
Banking	2023	2022	$ Change	% Change
Total interest income	$193,678	$138,286	$55,392	40.1%
Intersegment interest allocations	23,420	10,741	12,679	118.0%
Total interest expense	30,305	7,549	22,756	301.4%
Net interest income	186,793	141,478	45,315	32.0%
Credit loss expense (benefit)	3,164	2,638	526	19.9%
Net interest income after credit loss expense	183,629	138,840	44,789	32.3%
Noninterest income	17,998	34,419	(16,421)	(47.7%)
Noninterest expense	95,677	91,313	4,364	4.8%
Net income (loss) before income tax expense	$105,950	$81,946	$24,004	29.3%
Our Banking segment’s operating income increased $24.0 million, or 29.3%.

Total interest income increased $55.4 million, or 40.1%, primarily as a result of increased yields on our interest earning assets at our Banking segment. The increase was also due to increases in the balances of our interest earning assets. Average loans in our Banking segment, excluding intersegment loans, increased 3.1% from $2.959 billion for the nine months ended September 30, 2022 to $3.050 billion for the nine months ended September 30, 2023. Intersegment interest income allocated to our Banking segment increased period over period due to an increased interest rate charged to our Factoring segment consistent with increased interest rates experienced in the macro economy period over period.
Interest expense increased $22.8 million, or 301.4% despite a decrease in average interest-bearing liabilities as average total interest bearing deposits decreased $172.9 million, or 6.5%. The increase in interested expense was driven by higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $3.8 million for the nine months ended September 30, 2023 compared to $3.1 million for the nine months ended September 30, 2022. The increase in credit loss expense was the result of increased net charge-offs and changes in the volume and mix of our loan portfolio at our Banking segment period over period. This increase was partially offset by decreased specific reserves and changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period.
Credit loss expense for off balance sheet credit exposures decreased $0.2 million from a benefit of $0.4 million for the nine months ended September 30, 2022 to a benefit of $0.6 million for the nine months ended September 30, 2023, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest income at our Banking segment decreased period over period due to the aforementioned $3.9 million gain on sale of equipment loans, the aforementioned gain of $8.9 million on the termination of an interest rate swap, and a $2.5 million gain on sale of securities during the nine months ended September 30, 2022 that did not repeat during the current period.
Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The increase in noninterest expense was also driven by increased communications and information technology spend.
During the nine months ended September 30, 2023, the aggregate outstanding balances of our banking products increased $275.0 million, or 9.5%, to $3.158 billion as of September 30, 2023. See the Financial Condition section below for further discussion of changes in loan balances:

(Dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Banking
Commercial real estate	$817,064	$678,144	$138,920	20.5%
Construction, land development, land	131,862	90,976	40,886	44.9%
1-4 family residential	129,588	125,981	3,607	2.9%
Farmland	62,698	68,934	(6,236)	(9.0%)
Commercial - General	306,389	316,364	(9,975)	(3.2%)
Commercial - Paycheck Protection Program	41	55	(14)	(25.5%)
Commercial - Agriculture	49,479	48,494	985	2.0%
Commercial - Equipment	486,110	454,117	31,993	7.0%
Commercial - Asset-based lending	271,623	229,754	41,869	18.2%
Commercial - Liquid Credit	138,297	202,326	(64,029)	(31.6%)
Consumer	8,166	8,868	(702)	(7.9%)
Mortgage Warehouse	756,509	658,829	97,680	14.8%
Total banking loans	$3,157,826	$2,882,842	$274,984	9.5%

Factoring

(Dollars in thousands)	Nine Months Ended September 30,
Factoring	2023	2022	$ Change	% Change
Total interest income	$108,769	$161,789	$(53,020)	(32.8%)
Intersegment interest allocations	(28,176)	(9,900)	(18,276)	(184.6%)
Total interest expense	—	—	—	—
Net interest income	80,593	151,889	(71,296)	(46.9%)
Credit loss expense (benefit)	2,405	1,961	444	22.6%
Net interest income after credit loss expense	78,188	149,928	(71,740)	(47.8%)
Noninterest income	5,104	20,333	(15,229)	(74.9%)
Noninterest expense	60,358	70,454	(10,096)	(14.3%)
Net intersegment noninterest income (expense)	(120)	—	(120)	(100.0%)
Net income (loss) before income tax expense	$22,814	$99,807	$(76,993)	(77.1%)

	Nine Months Ended September 30,
	2023	2022
Factored receivable period end balance	$1,041,448,000	$1,330,122,000
Yield on average receivable balance	13.88%	14.16%
Year to date charge-off rate(1)	0.85%	0.19%
Factored receivables - transportation concentration	96%	96%

Interest income, including fees	$108,769,000	$161,789,000
Noninterest income(2)	5,104,000	20,333,000
Intersegment noninterest income	680,000	—
Factored receivable total revenue	114,553,000	182,122,000
Average net funds employed	931,645,000	1,367,041,000
Yield on average net funds employed	16.44%	17.81%

Accounts receivable purchased	$8,266,403,000	$11,665,223,000
Number of invoices purchased	4,415,189	5,011,222
Average invoice size	$1,872	$2,328
Average invoice size - transportation	$1,819	$2,213
Average invoice size - non-transportation	$5,527	$5,927
(1)September 30, 2023 includes a $3.3 million charge-off of an over-formula advance balance, which contributed approximately 0.32% to the net charge-off rate for the period. In accordance with the agreement reached with Covenant, Covenant has reimbursed us for $1.7 million of this charge-off.
(2)Non-interest income for the nine months ended September 30, 2022 includes $14.2 million of gains on sale of a portfolio of factored receivables, which contributed 1.39% to the yield on average net funds employed for the period.
Our Factoring segment’s operating income decreased $77.0 million, or 77.1%.
Our average invoice size decreased 19.6% from $2,328 for the nine months ended September 30, 2022 to $1,872 for the nine months ended September 30, 2023 and the number of invoices purchased decreased 11.9% period over period.
Net interest income at our Factoring segment decreased period over period. Overall average net funds employed (“NFE”) decreased 31.8% during the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in average NFE was the result of decreased invoice purchase volume and decreased average invoice sizes. Those, in turn, resulted from a softening transportation market. See further discussion under the Recent Developments: Trucking Transportation section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration, calculated based on receivables held for investment and held for sale, was at 96% at September 30, 2022 and 96% at September 30, 2023.

Credit loss expense increased $0.4 million driven by increased net charge-offs and changes in factoring volumes at our Factoring segment period over period. The increase period over period was partially offset by decreased specific reserves. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period.
The decrease in noninterest income at our Factoring segment was primarily due to the aforementioned $14.2 million gain on sale of factored receivables during the nine months ended September 30, 2022. The decrease was also driven by a $1.9 million write down of our revenue share asset, which is carried at fair value, during the nine months ended September 30, 2023.
Noninterest expense decreased primarily due to a decrease in salary and benefits expense including a decrease in stock compensation. Additionally, there were decreases in communications and technology expense and correspondent bank charges period over period.
Payments

(Dollars in thousands)	Nine Months Ended September 30,
Payments	2023	2022	$ Change	% Change
Total interest income	$11,115	$12,760	$(1,645)	(12.9)%
Intersegment interest allocations	4,756	(841)	5,597	665.5%
Total interest expense	—	—	—	—%
Net interest income	15,871	11,919	3,952	33.2%
Credit loss expense (benefit)	55	405	(350)	(86.4)%
Net interest income after credit loss expense	15,816	11,514	4,302	37.4%
Noninterest income	12,643	17,069	(4,426)	(25.9)%
Noninterest expense	46,912	46,062	850	1.8%
Net intersegment noninterest income (expense)	120	—	120	100.0%
Net income (loss) before income tax expense	$(18,333)	$(17,479)	$(854)	(4.9)%

	Nine Months Ended
	2023	2022
Supply chain financing factored receivables	$87,590,000	$—
Quickpay factored receivables	84,664,000	118,958,000
Factored receivable period end balance	$172,254,000	$118,958,000

Supply chain finance interest income	$3,137,000	$3,072,000
Quickpay interest income	7,978,000	9,688,000
Intersegment interest income	4,756,000	—
Total interest income	15,871,000	12,760,000
Broker noninterest income	8,335,000	6,015,000
Factor noninterest income	3,955,000	3,847,000
Other noninterest income	353,000	7,207,000
Intersegment noninterest income	800,000	—
Total noninterest income	13,443,000	17,069,000
Total revenue	$29,314,000	$29,829,000

Intersegment interest expense	$—	$841,000
Credit loss expense (benefit)	55,000	405,000
Noninterest expense	46,912,000	46,062,000
Intersegment noninterest expense	680,000	—
Total expense	47,647,000	47,308,000

Operating income (loss)	$(18,333,000)	$(17,479,000)
Interest expense	—	841,000
Depreciation and software amortization expense	919,000	331,000
Intangible amortization expense	4,980,000	4,417,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(12,434,000)	$(11,890,000)

EBITDA margin	(42)%	(40)%

Number of invoices processed	13,825,124	13,043,134
Amount of payments processed	$15,300,445,000	$17,686,453,000
Network invoice volume	644,557	315,015
Network payment volume	$1,099,913,000	$671,291,000
Our Payments segment's operating loss increased $0.9 million, or 4.9%.
The number of invoices processed by our Payments segment increased 6.0% from 13,043,134 for the nine months ended September 30, 2022 to 13,825,124 for the nine months ended September 30, 2023, and the amount of payments processed decreased 13.5% from $17.686 billion for the nine months ended September 30, 2022 to $15.300 billion for the nine months ended September 30, 2023.
We began processing network transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the nine months ended September 30, 2023, we processed 644,557 conforming invoices representing a conforming payment volume of $1.100 billion. During the nine months ended September 30, 2022, we processed 315,015 conforming invoices representing a conforming payment volume of $671.3 million.
Net interest income increased due to increased yields at our Payments segment period over period and intersegment interest allocation.

Noninterest income decreased due to the $7.0 million net gain on the aforementioned termination of WSI warrants and additional investment in WSI common stock during the nine months ended September 30, 2023. The decrease was offset by a $3.2 million increase in payment audit fees, including intersegment fee income, earned by TriumphPay during the nine months ended September 30, 2023 compared to the same period a year ago.
Noninterest expense increased primarily due to an increase in communication and technology expense partially offset by a decrease in professional fees.
The acquisition of HubTran during 2021 allows TriumphPay to create a fully integrated payments network for trucking; servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that will lead to meaningful amounts of amortization going forward.
Corporate

(Dollars in thousands)	Nine Months Ended September 30,			% Change
Corporate	2023	2022	$ Change
Total interest income	$131	$132	$(1)	(0.8%)
Intersegment interest allocations	—	—	—	—
Total interest expense	7,228	5,641	1,587	28.1%
Net interest income (expense)	(7,097)	(5,509)	(1,588)	(28.8%)
Credit loss expense (benefit)	444	1,044	(600)	(57.5%)
Net interest income (expense) after credit loss expense	(7,541)	(6,553)	(988)	(15.1%)
Noninterest income	198	128	70	54.7%
Noninterest expense	62,989	46,031	16,958	36.8%
Net income (loss) before income tax expense	$(70,332)	$(52,456)	$(17,876)	(34.1%)
The Corporate segment reported an operating loss of $70.3 million for the nine months ended September 30, 2023 compared to an operating loss of $52.5 million for the nine months ended September 30, 2022. The increased operating loss was driven by increased noninterest expense which was the result of increased salaries and benefits expense, occupancy expense, and communication and technology expense period over period.
Financial Condition
Assets
Total assets were $5.600 billion at September 30, 2023, compared to $5.334 billion at December 31, 2022, an increase of $266.0 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.372 billion at September 30, 2023, compared with $4.120 billion at December 31, 2022.

The following table shows our total loan portfolio by portfolio segments:

	September 30, 2023		December 31, 2022		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$817,064	19%	$678,144	16%	$138,920	20.5%
Construction, land development, land	131,862	3%	90,976	2%	40,886	44.9%
1-4 family residential	129,588	3%	125,981	3%	3,607	2.9%
Farmland	62,698	1%	68,934	2%	(6,236)	(9.0%)
Commercial	1,251,939	29%	1,251,110	30%	829	0.1%
Factored receivables	1,213,702	28%	1,237,449	31%	(23,747)	(1.9%)
Consumer	8,166	—%	8,868	—%	(702)	(7.9%)
Mortgage warehouse	756,509	17%	658,829	16%	97,680	14.8%
Total Loans	$4,371,528	100%	$4,120,291	100%	$251,237	6.1%
Commercial Real Estate Loans. Our commercial real estate loans increased $138.9 million, or 20.5%, due to new origination activity that outpaced paydowns.
Construction and Development Loans. Our construction and development loans increased $40.9 million, or 44.9%, due to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans increased $3.6 million, or 2.9%, due to new origination activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $6.2 million, or 9.0%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment increased $0.8 million, or 0.1%, due to increased equipment lending and increased asset-based lending. The increase was partially offset by decreased liquid credit balances as well as a decrease in other commercial loans. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $10.0 million, or 3.2%.
The following table shows our commercial loans:

(Dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Commercial
Equipment	$486,110	$454,117	$31,993	7.0%
Asset-based lending	271,623	229,754	41,869	18.2%
Liquid credit	138,297	202,326	(64,029)	(31.6%)
Paycheck Protection Program loans	41	55	(14)	(25.5%)
Agriculture	49,479	48,494	985	2.0%
Other commercial lending	306,389	316,364	(9,975)	(3.2%)
Total commercial loans	$1,251,939	$1,251,110	$829	0.1%
Factored Receivables. Our factored receivables decreased $23.7 million, or 1.9% due to a slowing freight market. At September 30, 2023, the balance of the Over-Formula Advance Portfolio included in factored receivables was $3.6 million. At September 30, 2023, the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $0.7 million, or 7.9%, due to paydowns that outpaced modest origination activity.
Mortgage Warehouse. Our mortgage warehouse facilities increased $97.7 million, or 14.8%, due to increased utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $757.6 million for the three months ended September 30, 2023 compared to $610.8 million for the three months ended September 30, 2022 and $782.4 million for the nine months ended September 30, 2023 compared to $632.9 million for the nine months ended September 30, 2022.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	September 30, 2023
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$293,625	$466,810	$55,656	$973	$817,064
Construction, land development, land	69,081	59,783	2,998	—	131,862
1-4 family residential	8,660	26,846	14,337	79,745	129,588
Farmland	5,685	32,203	23,549	1,261	62,698
Commercial	359,530	864,705	27,704	—	1,251,939
Factored receivables	1,213,702	—	—	—	1,213,702
Consumer	1,132	5,978	1,050	6	8,166
Mortgage warehouse	756,509	—	—	—	756,509
	$2,707,924	$1,456,325	$125,294	$81,985	$4,371,528

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$261,260	$4,404	$—
Construction, land development, land		10,620	293	—
1-4 family residential		18,970	7,804	5,585
Farmland		20,951	999	—
Commercial		585,127	17,135	—
Factored receivables		—	—	—
Consumer		5,978	1,050	6
Mortgage warehouse		—	—	—
		$902,906	$31,685	$5,591
Floating interest rates
Commercial real estate		$205,550	$51,252	$973
Construction, land development, land		49,163	2,705	—
1-4 family residential		7,876	6,533	74,160
Farmland		11,252	22,550	1,261
Commercial		279,578	10,569	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$553,419	$93,609	$76,394

Total		$1,456,325	$125,294	$81,985
As of September 30, 2023, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (17%), Colorado (9%), Illinois (11%), and Iowa (6%) make up 43% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2022, the states of Texas (23%), Illinois (11%), Colorado (11%), and Iowa (6%) made up 51% of the Company’s gross loans, excluding factored receivables.

Further, a majority (97%) of our factored receivables, representing approximately 27% of our total loan portfolio as of September 30, 2023, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2022, 96% of our factored receivables, representing approximately 29% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	September 30, 2023	December 31, 2022
Nonperforming loans:
Commercial real estate	$3,801	$871
Construction, land development, land	—	150
1-4 family residential	1,146	1,391
Farmland	1,228	400
Commercial	24,182	15,896
Factored receivables	22,765	29,431
Consumer	171	91
Mortgage warehouse	—	—
Total nonperforming loans	53,293	48,230
Held to maturity securities	4,772	5,051
Equity investments without readily determinable fair value	1,170	—
Other repossessed assets	895	1,300
Total nonperforming assets	$60,130	$54,581

Nonperforming assets to total assets	1.07%	1.02%
Nonperforming loans to total loans held for investment	1.22%	1.17%
Total past due loans to total loans held for investment	1.94%	2.53%
Nonperforming loans increased $5.1 million, or 10.5%, due to the addition of three liquid credit loans of $9.4 million, $4.8 million, and $2.4 million all fully secured by enterprise value. Further reflected in the increase in nonperforming loans is a $2.7 million agriculture and farmland relationship secured by agricultural real estate, a $1.4 million commercial real estate relationship secured by real estate, a $1.1 million commercial real estate loan secured by real estate, and a $1.1 million equipment lending relationship secured by equipment. These increases were partially offset by a $3.4 million nonperforming equipment loan pay-off, a $3.2 million partial charge-off and $4.4 million partial paydown of a nonperforming liquid credit loan, and an $6.9 million reduction in nonperforming factored receivables. The entire $19.4 million of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment increased to 1.22% at September 30, 2023 from 1.17% December 31, 2022.

Our ratio of nonperforming assets to total assets increased to 1.07% at September 30, 2023 from 1.02% December 31, 2022. This is due to the aforementioned loan activity and changes in our period end total assets. During the nine months ended September 30, 2023, we received $1.1 million of equity in a former borrower as part of a partial paydown of a nonperforming loan to said borrower. Such equity is considered a nonperforming asset at September 30, 2023. Additionally, the amortized cost basis of our HTM CLO securities considered to be nonaccrual decreased $0.3 million during the period.
Past due loans to total loans held for investment decreased to 1.94% at September 30, 2023 from 2.53% at December 31, 2022, as a result of the aforementioned loan activity and a decrease in past due factored receivables. Both the $3.6 million acquired factoring Over-Formula Advance balance and the $19.4 million Misdirected Payments balance are considered greater than 90 days past due at September 30, 2023.
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
The following table sets forth the ACL by category of loan:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$5,775	19%	0.71%	$4,459	16%	0.66%
Construction, land development, land	1,232	3%	0.93%	1,155	2%	1.27%
1-4 family residential	1,039	3%	0.80%	838	3%	0.67%
Farmland	434	1%	0.69%	483	2%	0.70%
Commercial	12,789	29%	1.02%	15,918	30%	1.27%
Factored receivables	12,624	28%	1.04%	19,121	31%	1.55%
Consumer	166	—%	2.03%	175	—%	1.97%
Mortgage warehouse	756	17%	0.10%	658	16%	0.10%
Total Loans	$34,815	100%	0.80%	$42,807	100%	1.04%
The ACL decreased $8.0 million, or 18.7%. This decrease reflects net charge-offs of $14.2 million and credit loss expense of $6.2 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At quarter end, our entire remaining Over-Formula Advance position was down from $8.2 million at December 31, 2022 to $3.6 million at September 30, 2023 and the entire balance at September 30, 2023 was fully reserved. At September 30, 2023, the Misdirected Payments amount was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of September 30, 2023.
A driver of the change in ACL is slight projected deterioration of the loss drivers that the Company forecasted to calculate expected losses at September 30, 2023 as compared to December 31, 2022. It had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $0.6 million of ACL period over period.

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
For all DCF models at September 30, 2023, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2023 as compared to December 31, 2022, the Company forecasted a minimal decrease national unemployment, a steeper decrease in one-year percentage change in national retail sales, an increase in one-year percentage change in the national home price index, and a slight increase in one-year percentage change in national gross domestic product. At September 30, 2023 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a positive increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter. At September 30, 2023, the Company slowed its historical prepayment speeds in response to the expected interest rate environment in the macro economy.
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
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Allowance for credit losses on loans	$34,815	$42,807
Total loans held for investment	$4,371,528	$4,120,291
Allowance to total loans held for investment	0.80%	1.04%

Nonaccrual loans	$30,528	$18,296
Total loans held for investment	$4,371,528	$4,120,291
Nonaccrual loans to total loans held for investment	0.70%	0.44%

Allowance for credit losses on loans	$34,815	$42,807
Nonaccrual loans	$30,528	$18,296
Allowance for credit losses to nonaccrual loans	114.04%	233.97%

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$16	$793,566	—%	$—	$670,912	—%
Construction, land development, land	(2)	119,173	—%	(1)	84,116	—%
1-4 family residential	(1)	130,501	—%	(1)	127,574	—%
Farmland	—	65,201	—%	—	67,708	—%
Commercial	144	1,232,967	0.01%	149	1,258,735	0.01%
Factored receivables	1,206	1,173,192	0.10%	2,261	1,524,625	0.15%
Consumer	(157)	8,913	(1.76)%	57	9,730	0.59%
Mortgage warehouse	—	757,632	—%	—	610,844	—%
Total Loans	$1,206	$4,281,145	0.03%	$2,465	$4,354,244	0.06%
Quarter to date net loans charged off decreased $1.3 million reflecting a $1.1 million decrease in net charge-offs of factored receivables.

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$(54)	$732,137	(0.01)%	$48	$650,006	0.01%
Construction, land development, land	(4)	106,340	—%	(3)	109,552	—%
1-4 family residential	(6)	129,921	—%	(6)	127,079	—%
Farmland	—	67,106	—%	—	71,590	—%
Commercial	5,400	1,217,966	0.44%	882	1,352,309	0.07%
Factored receivables	8,957	1,169,353	0.77%	3,079	1,680,746	0.18%
Consumer	(83)	9,221	(0.90)%	204	10,166	2.01%
Mortgage warehouse	—	782,368	—%	—	632,879	—%
Total Loans	$14,210	$4,214,412	0.34%	$4,204	$4,634,327	0.09%
Year to date net loans charged off increased $10.0 million reflecting the aforementioned $3.3 million net charge-off of the fully reserved over-formula advance balance. Net charge-offs of factored receivables excluding the over-formula advance were $5.7 million. The Company also charged off two liquid credit loans carrying balances of $3.2 million and a $1.6 million, respectively, at the time of charge-off.
Securities
As of September 30, 2023 and December 31, 2022, we held equity securities with readily determinable fair values of $4.3 million and $5.2 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of September 30, 2023, we held debt securities classified as available for sale with a fair value of $292.3 million, an increase of $37.8 million from $254.5 million at December 31, 2022. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Mortgage-backed securities, residential	$43,182	$50,633	$(7,451)	(14.7)%
Asset-backed securities	1,253	6,331	(5,078)	(80.2)%
State and municipal	5,028	13,438	(8,410)	(62.6)%
CLO Securities	240,475	181,011	59,464	32.9%
Corporate bonds	749	1,263	(514)	(40.7)%
SBA pooled securities	1,637	1,828	(191)	(10.4)%
	$292,324	$254,504	$37,820	14.9%

Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of September 30, 2023, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at September 30, 2023. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of September 30, 2023, we held investments classified as held to maturity with an amortized cost, net of ACL, of $3.3 million, a decrease of $0.8 million from $4.1 million at December 31, 2022. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at September 30, 2023.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of September 30, 2023
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$6	3.50%	$8,573	4.87%	$1,594	2.62%	$39,173	3.44%	$49,346	3.66%
Asset-backed securities	—	—%	—	—%	—	—%	1,243	6.72%	1,243	6.72%
State and municipal	667	2.46%	2,212	3.11%	825	2.57%	1,513	2.37%	5,217	2.73%
CLO securities	—	—%	—	—%	72,041	7.37%	168,121	7.44%	240,162	7.42%
Corporate bonds	500	6.05%	—	—%	—	—%	268	5.07%	768	5.72%
SBA pooled securities	—	—%	—	—%	449	3.40%	1,297	4.36%	1,746	4.11%
Total available for sale securities	$1,173	4.00%	$10,785	4.51%	$74,909	7.20%	$211,615	6.62%	$298,482	6.68%

Held to maturity securities:	$—	—%	$1,913	—%	$4,288	3.96%	$—	—%	$6,201	2.44%
Liabilities
Total liabilities were $4.749 billion as of September 30, 2023, compared to $4.445 billion at December 31, 2022, an increase of $304.6 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Noninterest bearing demand	$1,632,559	$1,756,680	$(124,121)	(7.1%)
Interest bearing demand	795,246	856,512	(61,266)	(7.2%)
Individual retirement accounts	55,296	68,125	(12,829)	(18.8%)
Money market	540,235	508,534	31,701	6.2%
Savings	542,985	551,780	(8,795)	(1.6%)
Certificates of deposit	269,416	319,150	(49,734)	(15.6%)
Brokered time deposits	451,273	110,555	340,718	308.2%
Other brokered deposits	200,041	—	200,041	100.0%
Total Deposits	$4,487,051	$4,171,336	$315,715	7.6%
Our total deposits increased $315.7 million, or 7.6%, primarily due to an increase in brokered time deposits, other brokered deposits and money market deposits. The Company experienced decreases in all other deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of September 30, 2023, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 83% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 17% of total deposits. At September 30, 2023 and December 31, 2022, our estimated uninsured deposits were $1,651,578,000 and $2,009,246,000, respectively.

At September 30, 2023 we held $67.8 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of September 30, 2023:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$21,071
Over 3 through 6 months	14,427
Over 6 through 12 months	17,856
Over 12 months	6,442
$59,796
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$776,812	0.39%	18%	$886,311	0.36%	20%
Individual retirement accounts	56,265	0.94%	1%	77,004	0.50%	2%
Money market	542,243	1.98%	13%	524,483	0.24%	12%
Savings	537,980	0.53%	12%	544,404	0.15%	12%
Certificates of deposit	270,535	1.84%	6%	407,130	0.55%	9%
Brokered time deposits	501,221	5.32%	12%	186,856	1.59%	4%
Other brokered deposits	12,231	5.48%	—%	—	—%	—%
Total interest bearing deposits	2,697,287	1.83%	62%	2,626,188	0.41%	59%
Noninterest bearing demand	1,615,697	—	38%	1,885,111	—	41%
Total deposits	$4,312,984	1.15%	100%	$4,511,299	0.24%	100%

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$805,756	0.34%	19%	$866,053	0.28%	19%
Individual retirement accounts	60,507	0.71%	1%	80,437	0.51%	2%
Money market	515,864	1.43%	12%	536,130	0.22%	12%
Savings	537,598	0.37%	13%	527,739	0.15%	11%
Certificates of deposit	285,207	1.27%	7%	461,862	0.49%	10%
Brokered time deposits	283,181	4.76%	7%	102,793	1.37%	2%
Other brokered deposits	8,609	5.36%	—%	94,617	0.97%	2%
Total interest bearing deposits	2,496,722	1.21%	59%	2,669,631	0.35%	58%
Noninterest bearing demand	1,639,413	—	41%	1,924,556	—	42%
Total deposits	$4,136,135	0.73%	100%	$4,594,187	0.20%	100%
The Company's deposit base is made up of a high number of customers with accounts spread across 63 locations in six states. Our deposit base is diverse in terms of both geography and industry, comprised largely of retail as well small-to-medium sized business customers. The majority of our deposits are FDIC insured, and the runoff we have seen throughout the year appears to be a continuation of the trend we have seen over the past several quarters: the normalizing of pandemic-era surge balances and the movement of rate-sensitive excess balances to other investments.

Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the nine months ended September 30, 2023 and the year ended December 31, 2022:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Amount outstanding at end of period	$—	$340
Weighted average interest rate at end of period	0.03%	0.03%
Average daily balance during the period	$996	$6,701
Weighted average interest rate during the period	0.03%	0.03%
Maximum month-end balance during the period	$3,208	$13,463
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.
FHLB Advances
The following provides a summary of our FHLB advances as of and for the nine months ended September 30, 2023 and the year ended December 31, 2022:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Amount outstanding at end of period	$30,000	$30,000
Weighted average interest rate at end of period	5.56%	4.25%
Average amount outstanding during the period	198,040	69,658
Weighted average interest rate during the period	5.23%	1.19%
Highest month end balance during the period	530,000	230,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At September 30, 2023 and December 31, 2022, we had $843.4 million and $646.3 million, respectively, in unused and available advances from the FHLB.
Subordinated Notes
The following provides a summary of our subordinated notes as of September 30, 2023:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$39,098	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	69,356	2031	3.500%	9/01/2026	Three Month SOFR plus 2.860%	$1,776
	$109,500	$108,454
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of September 30, 2023:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,596	September 2033	Three Month SOFR + 3.26%
National Bancshares Capital Trust III	17,526	13,581	July 2036	Three Month SOFR + 1.64%
ColoEast Capital Trust I	5,155	3,818	September 2035	Three Month SOFR + 1.86%
ColoEast Capital Trust II	6,700	4,935	March 2037	Three Month SOFR + 2.05%
Valley Bancorp Statutory Trust I	3,093	2,917	September 2032	Three Month SOFR + 3.66%
Valley Bancorp Statutory Trust II	3,093	2,745	July 2034	Three Month SOFR + 3.01%
	$51,031	$41,592
These debentures are unsecured obligations and were issued to trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures may be called by the Company at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a contractual rate equal to three month S plus a weighted average spread of 2.41%. As part of the purchase accounting adjustments made with the National Bancshares, Inc. acquisition on October 15, 2013, the ColoEast acquisition on August 1, 2016, and the Valley acquisition on December 9, 2017, we adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition dates. The discounts on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $41.6 million was allowed in the calculation of Tier I capital as of September 30, 2023.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $850.4 million as of September 30, 2023, compared to $889.0 million as of December 31, 2022, a decrease of $38.6 million. Stockholders’ equity decreased during this period primarily due to treasury stock purchases made under our accelerated share repurchase program, offset in part by our net income of $31.5 million.
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

In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2023, TBK Bank had $560.9 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of September 30, 2023, we had $843.4 million in unused and available advances from the FHLB.We routinely utilize FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we will continue to do so.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2023. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - September 30, 2023
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$30,000	$—	$—	$30,000	$—
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	39,077	6,544	12,166	9,437	10,930
Time deposits with stated maturity dates	775,985	729,234	39,274	7,477	—
Total contractual obligations	$1,005,593	$735,778	$51,440	$46,914	$171,461
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

The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	15.8%	16.9%	19.4%	24.9%
+300 basis points	11.8%	12.5%	14.5%	18.5%
+200 basis points	7.8%	8.3%	9.7%	12.2%
+100 basis points	3.9%	4.2%	4.8%	6.1%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(4.1%)	(4.4%)	(5.0%)	(6.2%)
-200 basis points	(8.3%)	(9.2%)	(10.4%)	(13.0%)
The following table presents the change in our economic value of equity as of September 30, 2023 and December 31, 2022, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2023	December 31, 2022
+400 basis points	16.5%	20.0%
+300 basis points	13.2%	15.7%
+200 basis points	9.5%	10.9%
+100 basis points	5.3%	5.8%
Flat rates	0.0%	0.0%
-100 basis points	(6.2%)	(6.4%)
-200 basis points	(12.8%)	(13.7%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company, through its direct and indirect wholly owned subsidiaries, has purchased and received payments on accounts receivable payable to Surge Transportation, Inc. (‘Surge’), a licensed freight broker, as part of factoring services provided to such entity. On July 24, 2023, Surge filed for Chapter 11 Bankruptcy in the US Bankruptcy Court in the Middle District of Florida. In connection with the bankruptcy proceedings, certain claimants comprised of motor carriers, contingency collection agents, and factoring companies have filed complaints alleging that such entities have an ownership interest in, or other rights to, amounts paid to the Company in respect of such purchased accounts receivable. The Court has not yet ruled on such complaints. In the event of an adverse ruling with respect to such complaints, Triumph may be required to disgorge or pay to such claimants all or a portion of the amounts it has collected on such receivables. Due to the uncertainty of the existence of or extent of any loss exposure, Triumph is unable to calculate any reserve loss at this time.
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
Item 5. Other Information
Insider Trading Arrangements and Policies
On June 15, 2023, Mr. Aaron Graft, the Company’s Vice Chairman and Chief Executive Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Graft Trading Plan”). The Graft Trading Plan covers the sale of up to 75,000 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 90 days from the execution of the Graft Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended June 30, 2023, and will cease upon the earlier of June 11, 2024 or the sale of all shares subject to the Graft Trading Plan.

On August 23, 2023, Mr. Edward J. Schreyer, the Company’s Executive Vice President and Chief Operating Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Schreyer Trading Plan”). The Schreyer Trading Plan covers the sale of up to 25,282 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 90 days from the execution of the Schreyer Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended September 30, 2023, and will cease upon the earlier of March 1, 2024 or the sale of all shares subject to the Schreyer Trading Plan.
On September 6, 2023, Mr. Adam D. Nelson, the Company’s Executive Vice President and General Counsel, adopted a written plan for the exercise and sale of non-qualified stock options to purchase our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Nelson Trading Plan”). The Nelson Trading Plan covers the exercise and sale of up to 20,160 non-qualified stock options to purchase shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 90 days from the execution of the Nelson Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended September 30, 2023, and will cease upon the earlier of November 29, 2024 or the sale of all shares subject to the Nelson Trading Plan.
As of the end of the third quarter of 2023, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	October 19, 2023	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	October 19, 2023	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer