Form 10-K
period 2023-12-31
Triumph Financial, Inc.
filed 2024-02-13
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-K
_____________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2023 was approximately 1,317,529,000.
The number of shares of Registrant’s Common Stock outstanding as of February 9, 2024 was 23,329,596.
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2023, are incorporated by reference into Part III of this Report.

i

PART I
ITEM 1. BUSINESS.
Overview
Triumph Financial, Inc. (“we”, “Triumph Financial” or the “Company”) is a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We offer a diversified line of payments, factoring and banking services.
Banking
Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial lending product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our banking operations commenced in 2010 and include a branch network developed through organic growth and acquisition, including concentrations in the front range of Colorado, the Quad Cities market in Iowa and Illinois and a full service branch in Dallas, Texas. Our traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Our asset-based lending and equipment lending products are offered on a nationwide basis and generate attractive returns. Additionally, we offer mortgage warehouse and purchase liquid credit lending products on a nationwide basis to provide further asset base diversification. Our mortgage warehouse program also offers stable deposits. Our Banking products and services share basic processes and have similar economic characteristics.
Factoring
In addition to our traditional banking operations, we also operate a factoring business focused primarily on serving the over-the-road trucking industry. This business involves the provision of working capital to the trucking industry through the purchase of invoices generated by small to medium sized trucking fleets ("Carriers") at a discount to provide immediate working capital to such Carriers. We commenced these operations in 2012 through the acquisition of our factoring subsidiary, Triumph Financial Services, LLC ("Triumph Financial Services"). We have grown this business from approximately $49.3 million in net funds employed at Triumph Financial Services upon our acquisition of such entity in 2012 to $854.8 million as of December 31, 2023. Triumph Financial Services operates in a highly specialized niche and earns substantially higher yields on its factored accounts receivable portfolio than our other lending products described above. Given its acquisition, this business has a legacy and structure as a standalone company. Our Factoring products and services share basic processes and have similar economic characteristics.
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
At December 31, 2023, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem we operate our TriumphPay payments platform which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices, and we act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.

We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2023, we had consolidated total assets of $5.347 billion, total loans held for investment of $4.163 billion, total deposits of $3.977 billion and total stockholders’ equity of $864.4 million.
Our business is conducted through four reportable segments (Banking, Factoring, Payments, and Corporate). For the year ended December 31, 2023, our Banking segment generated 60% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 32% of our total revenue, our Payments segment generated 7% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
Principal Products and Services
Banking
Our banking products and services include a variety of traditional banking services offered through our bank subsidiary, TBK Bank. These products and services focus on serving the local communities in which we operate and creating full banking relationships with both personal and commercial clients.
TBK Bank operates retail branch networks in three geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, (ii) a western division consisting of thirty-eight branches located throughout Colorado, two branches in far western Kansas and three branches in New Mexico and (iii) a Dallas division consisting of two branches. Through this branch network, we offer our customers a variety of financial products and services that both augment our revenue (fee and interest income) and help us expand and retain our core deposit network, including checking and savings accounts, debit cards, and electronic banking. Our Dallas corporate office also serves as the center for our treasury management operations, which offers full-service commercial banking functionality. Our treasury management operations generate fee income for us, while also enhancing our core deposit portfolio, as we are able to offer our commercial lending clients a full-service banking relationship meeting all of their business needs.
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
Equipment Loans. We originate equipment loans primarily secured by new or used revenue producing, essential-use equipment from major manufacturers that is movable, may be used in more than one type of business, and generally has broad resale markets. Core markets include transportation, construction, and waste. Our equipment loans are typically fully amortizing, fixed rate loans secured by the underlying collateral with a term of three to five years. Equipment lending to transportation clients constituted approximately 86% of our total equipment lending portfolio as of December 31, 2023. Equipment loans are reported within commercial loans in the notes to our consolidated financial statements.
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
At December 31, 2023, maximum aggregate outstanding purchases ranged in size from $20 million to $300 million. Typical covenants include minimum tangible net worth, maximum leverage and minimum liquidity. As loans age, the Company requires loan curtailments to reduce our risk involving loans that are not purchased by investors on a timely basis.
At December 31, 2023, the Company had 13 mortgage banking company customers with a maximum aggregate exposure of $1.325 billion and an actual aggregate outstanding balance of $728.8 million. The average mortgage loan being purchased by the Company reflects a blend of both Conforming and Government loan characteristics, including an average loan to value ratio ("LTV") of 77%, an average credit score of 711 and an average loan size of $267 thousand. These characteristics illustrate the low risk profile of loans purchased under the mortgage warehouse arrangements. To date, we have not experienced a loss on any of our mortgage warehouse loans. Through our commercial banking and treasury management functionality, we are able to offer our mortgage warehouse clients depository relationships focused on the servicing deposits generated in such businesses, further enhancing our core deposit portfolio.
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
Our transportation factoring clients include small owner-operator trucking companies (one-to-four trucks), mid-sized fleets (5-to-50 trucks), large fleets (more than 50 trucks), and freight broker relationships whereby we manage all Carrier payments on behalf of a Broker client. Factoring for transportation businesses constituted approximately 96% of our total factoring portfolio at December 31, 2023, calculated based on the gross receivables from the purchase of invoices from such trucking businesses compared to our total gross receivables in the purchase of factored receivables as of such date. The features and pricing of our transportation factoring relationships vary by client type. Typically our smaller owner-operator relationships are structured as “non-recourse” relationships (i.e., we retain the credit risk associated with the ability of the account debtor on an invoice we purchase to ultimately make payment) and our larger relationships are structured as “recourse” relationships (i.e., our client agrees to repurchase from us any invoices for which payment is not ultimately received from the account debtor). Our transportation factoring business tends to be weaker in the first quarter of the year; consistent with trends in over the road trucking.
Our non-transportation factoring business targets small businesses with annual sales between $1 million and $50 million in industries such as manufacturing, distribution, and staffing.
Payments

Our TriumphPay platform is a payments network for the over-the-road trucking industry. TriumphPay connects Brokers, Shippers, Factors, and Carriers through forward-thinking solutions that help each party successfully process, settle and manage Carrier payments and drive growth. Revenues are derived from transaction fees and interest income on factored receivables and commercial loans related to invoice payments. Payments’ factored receivables consist of (i) invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. Payments also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. The balance of such commercial loans was $0 at December 31, 2023. For the year ended December 31, 2023, TriumphPay processed 19,528,864 invoices paying a total of $21.518 billion.
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
Our transportation payments products (i.e., factoring and TriumphPay) require specialized underwriting processes. For each factoring transaction, in addition to a credit evaluation of our client, we also evaluate the creditworthiness of underlying account debtors, because account debtors represent the substantive underlying credit risk. Transportation factoring also presents the additional challenge of underwriting high volumes of invoices of predominantly low value per invoice and managing credit requests for a large industry pool of account debtors. We facilitate this process through a proprietary web-based “Online Broker Credit” application, which processes invoice purchase approval requests for our clients through an online proprietary scoring model and delivers either preliminary responses for small dollar requests or immediate referral to our servicing personnel for larger dollar requests. We also set and monitor concentration limits for individual account debtors that are tracked across all of our clients (as multiple clients may have outstanding invoices from a particular account debtor). For each Broker or Shipper client, for whom we will be originating quick pay or supply chain finance transactions, we conduct an in-depth credit evaluation and underwriting process. We facilitate this process by collecting detailed company and financial information, which we analyze to determine credit risk.
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
As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered “well capitalized,” adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2023, the Company’s subsidiary bank exceeded the capital levels required to be deemed “well capitalized.”
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
The USA PATRIOT Act, International Money Laundering Abatement and Financial Anti-Terrorism Act and Bank Secrecy Act
A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act and the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and penalties, specifically related to the Bank Secrecy Act and expanded the extra-territorial jurisdiction of the United States. The U.S. Treasury has issued a number of implementing regulations which apply various requirements of the USA PATRIOT Act to financial institutions such as TBK Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.
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
Human Capital
Corporate Values
As of December 31, 2023, we had 1,468.0 full-time equivalent employees. We are focused on “Helping People Triumph”. It’s our brand purpose and our core values align with that purpose. We believe that our customers, team members, communities and shareholders benefit from it. As a result, how we do business is as important to us as what is achieved through our efforts. That belief forms the basis of the core values our team members honor. They carry those values into the communities where they live and work.

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

Diversity and Inclusion
We believe that the right people, in the right roles, with the right skills, immersed in the right culture will lead to our collective success. Having the "right people" on our team means that we maintain an awareness of diversity, equity and inclusion ("DEI"). Doing so makes us a better company, a better employer, a better neighbor and a better investment. Building a better tomorrow includes celebrating the uniqueness of our team members, customers, partners, and communities while promoting a culture of understanding and acceptance. We dedicate ourselves to creating an environment where we value and listen to everyone with humility and we act with respect regardless of gender, race, creed, orientation, or background. An important way we invest in our future is by building a team of diverse individuals at every level of business or relationship.
The diversity of Triumph’s team members is a tremendous asset. We are committed to providing equal employment and advancement opportunities to qualified individuals and will not tolerate illegal discrimination or harassment. Team members are expected to immediately report any improper discrimination or harassment to the appropriate supervisor and Human Resources.
In August 2020, our CEO directed the formation of the CEO’s Council on Diversity & Inclusion (“The Council”) at Triumph. The Council consists of a diverse group of team members from all levels of our organization representing a mix of gender, experience, races, and ethnicity. The Council’s focus is on diversity and inclusion in our workforce, workplace, community, and suppliers. They are responsible for connecting our diversity and inclusion activities with our broader business strategies. Additionally, we created a Leader of Diversity & Inclusion position to provide direction and leadership as we build processes and initiatives aimed at diversity and inclusion.
We are proud of the diversity of our leadership team. Our Board of Directors consists of 11 members — the majority of whom are independent; 27% of our board members are women, and 18% are minorities. We also strive for diversity throughout the rest of our organizational structure. Based on current census data and team member demographics, females represent 63% of the Company’s employee base, 64% of our management structure through vice president, and 33% of management, senior vice president and above. This compares to 50% female representation in the related communities in which our businesses reside. As for ethnic minority representation across the Company, ethnic minorities represent 43% of our employee base, 33% of our management structure through vice president, and 11% of our management structure between senior vice president and executive.
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

For the year ended December 31, 2023, salaries and employee benefits expense was $210.6 million compared to $201.5 million during the same period a year ago. Expenses related to education, training, executive development, recruiting, and placement are recorded in other noninterest expense. Expense related to education, training, and executive development was $1.6 million for the year ended December 31, 2023 compared to $1.7 million for the year ended December 31, 2022. This expense reflects our commitment to enhanced investment in the development of our team members year after year. Recruiting and placement expense for the year ended December 31, 2023 was $0.8 million compared to $1.6 million for the year ended December 31, 2022. The decrease in this expense was primarily driven by an increased focus on the use of internal recruiting resources to address staffing demands to support the growth of the organization and a more competitive macro labor market.
Environmental Matters

Triumph recognizes that our activities may have an impact on our planet. We are committed to sustainable finance, balancing environmental stewardship with responsible business operations, and complying with all applicable laws.

We recognize that we have a responsibility to conduct our operations in a sustainable, responsible manner. Given our size and the nature of our business, our direct impacts are de minimis, but Triumph recognizes elements such as, but not limited to, electricity use, possible emissions from HVAC equipment, utilities related waste water, and refuse disposal consisting mostly of paper products.
Where appropriate, we prefer environmentally friendly products and services and actively recycle in all our facilities. We do this through enterprise wide recycling programs, the implementation of LED lighting in our workplaces, and working to reduce our reliance on disposable products. As we renovate or build new facilities, we try to leverage renewable sources for power and HVAC through the employment of solar panels and heat pumps. We have also invested in tools and capabilities that allow our team members to work remotely as appropriate.

Triumph impacts the environment through our operations and recognizes that we lend to entities whose operations may impact the environment. To manage this impact, we seek to maintain an appropriate awareness of the potential negative impacts that could arise from those activities.
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
•system failures and failures to maintain our information technology infrastructure;
•cybersecurity risk, including failures to prevent breaches of our network security;
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
•increases in our capital requirements; and
•the impact of al global pandemic on our business
The foregoing factors should not be construed as exhaustive. This summary of risk factors should be read in conjunction with the more detailed risk factors below.
Economic Risks
As a business operating in the bank and non-bank financial services industries, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
As a business operating in the bank and non-bank financial services industries, our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our operations, including lending and deposit services, could be constrained. Uncertainty about the federal fiscal policymaking process (including the looming debt ceiling), the medium and long-term fiscal outlook of the federal and state governments (including possible ratings downgrades) and future tax rates (or other amendments to the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or to state tax laws) is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty in areas experiencing geopolitical tension, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak national economic conditions are characterized by severe inflation or deflation, changes in unemployment, rising wages in a tight labor market, supply chain complications, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is characterized an elevated interest rate environment that hasn't been experienced in several years and our ability to retain or grow our deposit base could be hindered by higher market interest rates in the future. Additionally, rising interest rates on our adjustable rate loans could make it more difficult for our borrower's to repay their loans potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. In addition to rising costs for the Company, the current inflationary environment could adversely impact the operations of our borrowers, customers and business partners resulting in financial losses for the Company. All of these factors may be detrimental to our business and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have an adverse effect on our business, financial condition and results of operations.

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
A global pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition which could be highly uncertain and difficult to predict.
A global pandemic could adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. As a result, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners. These factors could be prevalent for a significant period of time and could adversely affect our business, results of operations and financial condition even after the outbreak has subsided.
A global pandemic could cause us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we could take a number of actions if required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures would be sufficient to mitigate the risks posed by a pandemic or would otherwise be satisfactory to government authorities.
The extent to a pandemic outbreak impacts our business, results of operations and financial condition would depend on future developments, which would be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the outbreak and its variants, its severity, the actions to contain the virus or treat its impact, the effectiveness of vaccination programs for the virus, and how quickly and to what extent normal economic and operating conditions could resume. Even after the outbreak subsided, we could continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that could occur in the future.
The ultimate impact of an outbreak is highly uncertain and it would be difficult to know the full extent of the impacts on our business, our operations or the global economy as a whole. However, any effects could have a material impact on our results of operations and heighten many of our known risks described herein.
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

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. If interest rates were to decline, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations.
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
Our agriculture loans generally consist of (i) real estate loans secured by farmland, (ii) equipment financing for specific agriculture equipment, including irrigation systems, (iii) crop input loans primarily focused on corn, wheat and soybeans, and (iv) loans secured by cattle and other livestock. Decreases in commodity prices may negatively affect both the cash flows of the borrowers and the value of the collateral supporting such loans. Although we attempt to account for the possibility of such commodity price fluctuations in underwriting, structuring and monitoring our agriculture loans, there is no guarantee that efforts will be successful and we may experience increased delinquencies or defaults in this portfolio or be required to increase our provision for loan losses, which could have an adverse effect on our business, financial condition and results of operations.
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
While we attempt to monitor the concentration of our loan portfolio by borrower, geography and industry, we nonetheless may have concentrations in these areas that increase the risk to our loan portfolio resulting from adverse changes impacting such borrowers, geographies or industries. For example, we have made a significant number of large loans to a small number of borrowers, resulting in a concentration of large loans to these borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death. In addition, a large portion of our loans are made in our community banking markets of Iowa, Illinois, Colorado, New Mexico, and Kansas and in Texas, the home of our corporate headquarters and the majority of our commercial finance operations. We also have lending concentrations in industries such as transportation including some considerable transportation equipment concentration and debtor concentration across factoring and payments, construction and energy services. In particular our factoring and payments businesses may have at any particular time, significant outstanding exposure to large freight brokers and shippers including factored receivables, quick pay transactions, extended payment terms, and payment settlements. As a result, the performance of our portfolio could be adversely impacted by economic or market conditions affecting these geographies or industries, such as the impact of falling oil prices on the energy services industry specifically or the Texas economy more generally, all of which could have an adverse effect on our business, financial condition and results of operations.
The amount of our nonperforming assets may increase significantly, which could result in additional losses and costs that will negatively affect our operations.
At December 31, 2023, we had a total of approximately $75.8 million of nonperforming assets or approximately 1.42% of total assets. Should the amount of nonperforming assets increase in the future, we may incur losses and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have an adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

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
As of December 31, 2023, our ACL as a percentage of total loans was 0.85% and as a percentage of total nonperforming loans was 51.15%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement our ACL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments could have an adverse effect on our business, financial condition and results of operations.
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
Historically, we have experienced periods of significant growth in our Factoring and Payments operations businesses, which puts a strain on our business, operations, and employees. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance and accounting systems and controls, as well as our information technology, or IT, and security infrastructure. For example, we expect we will need to invest in, and seek to enhance, our IT systems and capabilities.
We must also attract, train, and retain a significant number of qualified sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel, and management personnel, without undermining our corporate culture of rapid innovation, teamwork, and attention to customer success which has been central to our growth.
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
A substantial portion of our revenues are derived from the transportation industry, including our transportation factoring business, our TriumphPay operations, and our equipment finance lending, which are focused on the transportation sector. Given the concentration of such businesses in the transportation industry, economic conditions or other factors that negatively impact the transportation industry could impact our revenues, expose us to an increased risk of fraud or credit loss, or otherwise negatively impact our business. For example, reductions in economic activity reducing the volume of goods in commerce, changes in the spot rate market for transportation, and other factors impacting Carriers in the over the road transportation business, such as the cost of insurance, may influence both the size of invoices we are able to purchase in our transportation business (both in traditional factoring as well as factoring transactions being originated through TriumphPay) as well as the number of Carriers engaged in this business and their utilization of available capacity. Negative trends in such items will directly correlate with a reduction in our net funds employed from transportation factored receivables and with reduced revenues from our Factoring and TriumphPay operations. In addition, as negative factors in the transportation industry induce more financial stress on our clients in such businesses, we may experience an increased number of defaults in our equipment finance and other loans focused on this industry, as well as an increased risk of fraud, particularly in our factoring operations. For the year ended December 31, 2023, we estimate that approximately 49% percent of our revenues were derived from the transportation industry, and as of December 31, 2023, 97% of our period end factored receivables portfolio consisted of invoices purchased from transportation clients. Growth of our businesses focused on the transportation industry, in particular our transportation factoring and TriumphPay operations, are a key strategic focus for the Company. The occurrence of any of such events as described above resulting from factors negatively impacting the transportation industry may have an adverse effect on our strategic plans, business, financial condition and results of operations.
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
Our Payments business handles payment processing administration for certain of our customers. Consequently, at any given time, we may be holding or directing funds of Payments customers. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, ACH reversals, or errors relating to transaction processing. We are also potentially at risk if the financial institution in which we hold these funds, suffers any kind of insolvency or liquidity event or fails, for any reason, to deliver their services in a timely manner. The occurrence of any of these types of events could cause us financial loss and reputational harm. Our Payments business in particular involves unique and more complex payments issues such as the management of notices of assignment and maintenance of carrier wallets which may increase the overall risk of this business line.
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
Operational Risks
Cybersecurity events could subject us to increased operating costs as well as litigation and other potential losses.
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
At December 31, 2023, the amount of OREO we held totaled $37 thousand. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses and the costs and expenses to maintain the real estate, likewise would increase. Any additional increase in losses and maintenance costs and expenses due to OREO may have a material adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses and may reduce our ultimate realization from any OREO sales, which could have an adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2023, approximately $1.326 billion, or 33.3%, of our deposits consisted of interest-bearing demand deposits and money market accounts. Based on past experience, we believe that our deposit accounts are a relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.
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
We currently hold investments in certain CLO subordinated notes or preference shares or other CLO securities, and may continue to make such investments in the future. The subordinated notes or preference shares of a CLO are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes or preference shares if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. Similarly, any investment we make in debt securities of a CLO that are junior to other debt securities of the entity will be payable only in the event that the underlying collateral generates sufficient income to make the interest payments on the securities of the CLO that are senior to any such junior debt instruments. Consequently, the value of any investment we make in the subordinated notes, preference shares or other debt securities of CLOs could decrease substantially depending on the performance of the underlying collateral in such CLO. In addition, the subordinated notes, preference shares and other debt securities of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO’s assets, their value will generally fluctuate more than the values of the underlying collateral. As of December 31, 2023, we had investments with a net carrying amount of $3.0 million in the subordinated notes of three CLOs.
In addition, we have historically, and may in the future, invest in the subordinated notes or preference shares of CLO warehouse financing structures. Such investments will be entitled to all income generated by the underlying investments acquired during the warehouse period after the financing cost from warehouse credit facility is paid, but will bear the first loss incurred on such investments if they decrease in value and the CLO or other investment product is unable to be issued and the warehouse portfolio is liquidated. In such event, the subordinate note or preference share investors in such CLO warehouse would be exposed to losses up to the total amount of such investment if the CLO or other investment product does not close and the underlying investment pool is liquidated for a loss. Such a scenario may become more likely in times of economic distress or when the loans comprising the collateral pool of such warehouse, although still performing, may have declined in market value. Although we generally expect CLO warehouse arrangements to last approximately six to nine months before a CLO is issued, the CLO issuer may not be able to complete the issuance within the expected time frame or at all. We did not hold any CLO warehouse investments as of December 31, 2023.

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
The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2023, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.
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
The Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any future acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2023, we had $108.7 million outstanding in subordinated notes issued by our holding company and $41.7 million outstanding in junior subordinated debentures that are held by statutory trusts which issued trust preferred securities to investors. Our subordinated notes and junior subordinated debentures are senior to our shares of preferred stock and common stock in right of payment of dividends and other distributions. We must be current on interest and principal payments on our indebtedness before any dividends can be paid on our preferred stock or our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our indebtedness must be satisfied before any distributions can be made to our preferred or common stockholders. If certain conditions are met, we have the right to defer interest payments on the junior subordinated debentures (and the related trust preferred securities) at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period, during which time no dividends may be paid to holders of our preferred stock or common stock.
At December 31, 2023 we had issued and outstanding 45,000 shares of 7.125% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock, with an aggregate liquidation preference of $45 million (the “Series C Preferred Stock”), which is held by investors in through 1,800,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series C Preferred Stock. Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common stockholders.
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
As of December 31, 2023, the carrying value of our investment securities portfolio was as follows:

(Dollars in thousands)
Debt securities - available for sale	$299,644
Debt securities - held to maturity, net	2,977
Equity securities with readily determinable fair values	4,488
Equity securities without readily determinable fair values	75,977
$383,086

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities and changes in market interest rates and instability in the capital markets. Any of these factors, among others, and any changes to the Company’s intent or ability to hold the securities until such securities recover in value could cause impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.
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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2023, we had goodwill of $233.7 million, representing approximately 27% of total equity.
The Company's intangible assets primarily relate to core deposits, customer relationships, and technology assets. Intangible assets with definite useful lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. A triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2023, we had intangible assets of $23.6 million, representing approximately 3% of total equity.
In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2023 all but $0.3 million which is recorded as a valuation allowance of the deferred tax asset will be realized. At December 31, 2023, net deferred tax assets were approximately $8.8 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
We use people, process, and technology controls to manage and mitigate cybersecurity risk. The Risk and Compliance Committee, in consultation with and regular reporting to our full Board of Directors (the “Board”), has been delegated oversight for enterprise technology and its associated risks including cybersecurity. As a financial services and technology company, we face a range of cybersecurity risks that are inherent in our industry. Cybersecurity risk has been integrated into the Company’s overall Enterprise Risk Management framework as well as our Internal Audit plan.
The Company’s Chief Information Security Officer (“CISO”) is primarily responsible for developing, monitoring, and implementing our Information Security Program (the “ISP”). Our CISO has over twenty-five years of experience managing information security programs across banking and technology companies. Our CISO reports monthly on cybersecurity matters to the Board and The Risk and Compliance Committee in addition to full quarterly reports and an annual report. Our ISP team is organized around six key functions: (1) security operations and incident response, (2) security engineering and architecture, (3) threat and vulnerability management, (4) Information Technology/Information Security – governance, risk and controls, (5) security awareness and training, and (6) identity and access management. These functions are integrated into each of our business lines through coordination with a dedicated security business partner.

Our ISP operates as an enterprise-wide function that monitors external and internal threats to assess cybersecurity risk and drives risk-based remediation across all departments. The Company’s ISP is aligned to the Federal Financial Institutions Examination Council standards and is built on recognized best practices and standards for cybersecurity and information technology. We identify vulnerabilities and remediate based on risk and priority. Our ISP team conducts annual security awareness training, regular phishing exercises, sponsors Company-wide security awareness programs, and provides regular updates across the Company to keep employees engaged and informed on ways to mitigate cybersecurity risk.
The ISP also has a documented Information Security Incident Response Plan (the “ISIRP) to manage any high severity security incidents that may arise. The ISIRP establishes a framework for our information security team to escalate, contain, investigate, and remediate a potential cybersecurity event. The ISIRP is reviewed no less than annually and is integrated into the Company’s overall Crisis Management Plan, which is reviewed, led, and tested regularly by senior management.
We engage third-party services to conduct penetration testing as well as other regular evaluations of our security protocols and processes. Additionally, we assess and monitor the cybersecurity controls of third party service providers and partners. Ongoing and regular monitoring of our third parties is also managed through our ISP team’s protocols in partnership with the vendor management, enterprise risk management, and internal audit departments.
Notwithstanding the focus we place on cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition that are required to be reported in this Form 10-K. For further discussion, please see Item 1A. “Risk Factors” for a discussion of cybersecurity risks.
ITEM 2. PROPERTIES.
Our corporate office is located at 12700 Park Central Drive, Suite 1700, Dallas, Texas 75251.
As of December 31, 2022, TBK Bank operates ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois and eight branches throughout northern and central Illinois in our Midwest division, seven branches in Colorado and three branches in New Mexico in our Mountain Division, thirty-one branches in Colorado and two branches in western Kansas in our Western division,
TBK Bank operates retail branch networks in three geographic markets, (i) a mid-western division consisting of ten branches in the Quad Cities Metropolitan Area of Iowa and Illinois, together with seven other branches throughout central and northwestern Illinois and one branch in northeastern Illinois, (ii) a western division consisting of thirty-eight branches located throughout Colorado, two branches in far western Kansas and three branches in New Mexico and (iii) a Dallas, Texas division consisting of two locations, one in which we maintain our corporate office facility and a branch office dedicated to deposit gathering activities and one full-service branch. We lease ten of these offices and own the remaining fifty-three. Our owned offices are freestanding permanent facilities and the leased offices are part of larger retail facilities. Most of TBK Bank’s branches are equipped with automated teller machines (“ATM”) and drive-through facilities.
Triumph Financial Services operates from a leased facility within a larger business park located in Coppell, Texas as well as leased facilities in El Paso, Texas, Chicago, Illinois and San Diego, California.
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

The Company, through its direct and indirect wholly owned subsidiaries, has purchased and received payments on accounts receivable payable to Surge Transportation, Inc. ("Surge"), a licensed freight broker, as part of factoring services provided to such entity. On July 24, 2023, Surge filed for Chapter 11 Bankruptcy in the US Bankruptcy Court in the Middle District of Florida. In connection with the bankruptcy proceedings, certain claimants comprised of motor carriers, contingency collection agents, and factoring companies have filed complaints alleging that such entities have an ownership interest in, or other rights to, amounts paid to the Company in respect of such purchased accounts receivable. The Court has not yet ruled on such complaints. In the event of an adverse ruling with respect to such complaints, Triumph may be required to disgorge or pay to such claimants all or a portion of the amounts it has collected on such receivables. Due to the uncertainty of the existence of or extent of any loss exposure, Triumph is unable to calculate any reserve loss at this time.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Common Equity Holders
Our common stock is listed on the NASDAQ Global Select Market under the symbol “TFIN.” At February 9, 2024, there were 23,329,596 shares outstanding and 227 stockholders of record for the Company’s common stock.
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

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2018 through December 31, 2023, with the cumulative total return of the NASDAQ Global Select Market Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The Performance Graph assumes an initial investment of $100 in the Company’s common stock, the NASDAQ Global Select Market Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Triumph Financial, Inc
Nasdaq Global Select Market Index
Nasdaq Bank Index

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Triumph Financial, Inc.	$100.00	$128.01	$163.47	$400.94	$164.55	$269.97
Nasdaq Global Select Market Index	100.00	135.60	193.97	238.82	160.92	233.41
Nasdaq Bank Index	100.00	121.23	108.34	151.34	123.55	115.31
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
•failure to receive regulatory approval for future acquisitions and;
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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of December 31, 2023, we had consolidated total assets of $5.347  billion, total loans held for investment of $4.163  billion, total deposits of $3.977 billion and total stockholders’ equity of $864.4 million.
Through our wholly owned bank subsidiary, TBK Bank, we offer traditional banking services, commercial lending product lines focused on businesses that require specialized financial solutions and national lending product lines that further diversify our lending operations. Our banking operations commenced in 2010 and include a branch network developed through organic growth and acquisition, including concentrations the front range of Colorado, the Quad Cities market in Iowa and Illinois and a full service branch in Dallas, Texas. Our traditional banking offerings include a full suite of lending and deposit products and services. These activities are focused on our local market areas and some products are offered on a nationwide basis. They generate a stable source of core deposits and a diverse asset base to support our overall operations. Our asset-based lending and equipment lending products are offered on a nationwide basis and generate attractive returns. Additionally, we offer mortgage warehouse and liquid credit lending products on a nationwide basis to provide further asset base diversification and our mortgage warehouse lending generates stable deposits. Our Banking products and services share basic processes and have similar economic characteristics.
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
At December 31, 2023, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the year ended December 31, 2023, our Banking segment generated 60% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 32% of our total revenue, our Payments segment generated 7% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
2023 Overview
Net income available to common stockholders for the year ended December 31, 2023 was $37.9 million, or $1.61 per diluted share, compared to net income available to common stockholders for the year ended December 31, 2022 of $99.1 million, or $3.96 per diluted share. For the year ended December 31, 2023, our return on average common equity was 4.67% and our return on average assets was 0.76%.
At December 31, 2023, we had total assets of $5.347 billion, including gross loans of $4.163 billion, compared to $5.334 billion of total assets and $4.120 billion of gross loans at December 31, 2022. Total loans increased $42.8 million during the year ended December 31, 2023. Our Banking loans, which constitute 73% of our total loan portfolio at December 31, 2023, increased from $2.883 billion in aggregate as of December 31, 2022 to $3.046 billion as of December 31, 2023, an increase of 5.7%. Our Factoring factored receivables, which constitute 23% of our total loan portfolio at December 31, 2023, decreased from $1.152 billion in aggregate as of December 31, 2022 to $0.942 billion as of December 31, 2023, a decrease of 18.2%. Our Payments factored receivables, which constitute 4% of our total loan portfolio at December 31, 2023, increased from $85.7 million in aggregate as of December 31, 2022 to $174.7 million as of December 31, 2023, an increase of 103.9%. Approximately $100.4 million of the increase in TriumphPay factored receivables was the result of transferring factoring transactions with freight broker clients from our Factoring segment to our Payments segment, thus aligning such services with TriumphPay's strength; serving freight brokers in the transportation industry.
At December 31, 2023, we had total liabilities of $4.483 billion, including total deposits of $3.977 billion, compared to $4.445 billion of total liabilities and $4.171 billion of total deposits at December 31, 2022. Deposits decreased $193.9 million during the year ended December 31, 2023.
At December 31, 2023, we had total stockholders' equity of $864.4 million. During the year ended December 31, 2023, total stockholders’ equity decreased $24.6 million, primarily due to treasury stock purchases made under our accelerated share repurchase program, offset in part by our net income during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 13.74% and 16.75%, respectively, at December 31, 2023.

The total dollar value of invoices purchased by Triumph Financial Services during the year ended December 31, 2023 was $10.837 billion with an average invoice size of $1,862. The transportation average invoice size for the year was $1,810. This compares to invoice purchase volume of $14.943 billion with an average invoice size of $2,261 and average transportation invoice size of $2,161 during the same period a year ago.
TriumphPay processed 19.5 million invoices paying Carriers a total of $21.518 billion during the year ended December 31, 2023. This compares to processed volume of 17.7 million invoices for a total of $23.263 billion during the year ended December 31, 2022.
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
Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("Covenant"), and subsequently amended the terms of that transaction.
During the second quarter of 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3.3 million; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $1.7 million of this charge-off. At December 31, 2023, the carrying value of the acquired over-formula advances was $3.2 million, the total reserve on acquired over-formula advances was $3.2 million and the balance of our indemnification asset, the value of the payment that would be due to us from Covenant in the event that these over-advances are charged off, was $1.5 million.

As of December 31, 2023 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We have commenced litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of December 31, 2023. The full amount of such receivable is reflected in non-performing and past due factored receivables as of December 31, 2023 in accordance with our policy. As of December 31, 2023, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.
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
For further information on the above transaction, see Note 9 – Derivative Financial Instruments in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
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
During 2022 and the early part of 2023, the U.S. experienced decades-high inflation and a rising interest rate environment not seen in several years. Such factors could make it more difficult for our borrowers to repay their loans, potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. In terms of our borrowers' repayment of loans, we experienced some of these effects during 2023 particularly in our commercial real estate and equipment finance portfolios. This resulted in an increase in the volume of loan modifications during the year including modifications made to troubled borrowers. At current rates, we believe that our borrowers have incentives to work constructively with us toward viable long-term solutions and our approach is to be both proactive and patient with them in an effort to minimize loan losses. Additionally, increased interest rates in the macro economy incentivized our depositors to seek higher yielding products which resulted in some deposit run-off during 2023. While we have not yet experienced deposit run-off that is disproportionate from the overall banking industry, our ability to retain or grow our deposit base could be hindered by higher market interest rates in the future. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the Company's Asset/Liability Management and Interest Rate Risk.

The Company did experience the direct impact of inflation and rising costs in the form of higher salaries, general and administrative costs due to wage inflation and price increases throughout the 2023. While such impact was softer during 2023 than 2022 and the Company has not yet experienced any material adverse effects, the prolonged impact of a higher interest rate environment and high inflation could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2023.
We define liquidity as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis. During the early part of 2023, the financial services industry faced a liquidity challenge that resulted in the failure of a handful of financial institutions. We manage liquidity at the holding company level as well as that of our bank subsidiary. The management of liquidity at both levels is important, because the holding company and our bank subsidiary have different funding needs and sources, and each is subject to regulatory guidelines and requirements which require minimum levels of liquidity. We believe that our liquidity ratios meet or exceed those guidelines and our present position is adequate to meet our current and future liquidity needs. See "Liquidity and Capital Resources" below for discussion of our capital resources and liquidity management.
Given the nature of the Company's operations, supply chain disruptions do not have a direct impact on the Company; however, such disruptions could make it more difficult for our borrowers to repay their loans potentially leading to increased delinquencies, increased volume of loan modifications, and financial losses for the Company. We did not experience such adverse effects during the year ended December 31, 2023. Supply chain disruptions most prominently impact our trucking transportation and factoring operations discussed in terms of trucking volume in the following section. While the Company has not yet experienced any material adverse effects, the prolonged impact of supply chain disruptions could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2023.
While economic conditions in foreign countries, including impacts related to the war in Ukraine and conflict in the Middle East, could affect the stability of global financial markets, which could hinder U.S. economic growth, we did not experience a financial impact due to such conditions during the year ended December 31, 2023. While the Company has not yet experienced any material adverse effects, the prolonged impact of such conflicts, or other global economic events, could cause the Company to experience adverse effects on its business, financial condition, results of operations and cash flows that are not possible to predict at December 31, 2023.
Trucking Transportation and Factoring
The largest driver of changes in revenue at our Factoring segment is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight during 2023 was a combination of falling volumes and excess capacity. For the year, average rates per mile decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Throughout much of 2023, spot rates had fallen below the cost per mile to operate for many carriers. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors. The confluence of these circumstances resulted in a steady decline in invoice prices and costs of new and used equipment during the first half of 2023. Such invoice prices and costs of new and used equipment remained consistently below recent years throughout the latter half of 2023.
Though the transportation factoring industry continues to fight headwinds due to higher cost of capital and lower average invoices, we have sufficient access to capital, manageable funding costs, and an ability to diversify factoring income. We continue to focus our efforts on technology initiatives to be more efficient, support the enterprise, and enhance our customer experience while delivering various products to strengthen our clients throughout their business lifecycle. Our plan is for managed growth in our factoring segment with a greater emphasis on enhancing efficiency and profitability.
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
Financial Highlights
The following table shows selected financial data for each of the years in the three year period ended December 31, 2023:

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Income Statement Data:
Interest income	$422,421	$419,239	$387,555
Interest expense	54,342	18,747	18,425
Net interest income	368,079	400,492	369,130
Credit loss expense (benefit)	12,203	6,925	(8,830)
Net interest income after provision	355,876	393,567	377,960
Noninterest income	50,173	84,068	54,501
Noninterest expense	353,234	340,631	287,507
Net income before income taxes	52,815	137,004	144,954
Income tax expense	11,734	34,693	31,980
Net income	41,081	102,311	112,974
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Net income available to common stockholders	$37,875	$99,105	$109,768

Balance Sheet Data:
Total assets	$5,347,334	$5,333,783	$5,956,250
Cash and cash equivalents	286,635	408,182	383,178
Investment securities	307,109	263,772	192,877
Loans held for sale	1,236	5,641	7,330
Loans held for investment, net	4,127,881	4,077,484	4,825,359
Total liabilities	4,482,934	4,444,812	5,097,386
Noninterest-bearing deposits	1,632,022	1,756,680	1,925,370
Interest-bearing deposits	2,345,456	2,414,656	2,721,309
FHLB advances	255,000	30,000	180,000
Paycheck Protection Program Liquidity Facility	—	—	27,144
Subordinated notes	108,678	107,800	106,957
Junior subordinated debentures	41,740	41,158	40,602
Total stockholders’ equity	864,400	888,971	858,864
Preferred stockholders' equity	45,000	45,000	45,000
Common stockholders' equity (1)	819,400	843,971	813,864

	As of and for the years ended December 31,
	2023	2022	2021
Per Share Data:
Basic earnings per common share	$1.63	$4.06	$4.44
Diluted earnings per common share	$1.61	$3.96	$4.35
Book value per share	$35.16	$35.09	$32.35
Tangible book value per share (1)	$24.12	$24.04	$21.34
Shares outstanding end of period	23,302,414	24,053,585	25,158,879
Weighted average shares outstanding - basic	23,208,086	24,393,954	24,736,713
Weighted average shares outstanding - diluted	23,562,377	25,023,568	25,252,052

Adjusted Per Share Data(1):
Adjusted diluted earnings per common share	$1.61	$3.96	$4.44

Performance ratios:
Return on average assets	0.76%	1.79%	1.87%
Return on average total equity	4.80%	11.46%	14.10%
Return on average common equity	4.67%	11.69%	14.52%
Return on average tangible common equity (1)	6.91%	17.16%	21.42%
Yield on loans(2)	9.20%	8.88%	7.91%
Cost of interest -bearing deposits	1.37%	0.38%	0.32%
Cost of total deposits	0.83%	0.22%	0.20%
Cost of total funds	1.21%	0.39%	0.36%
Net interest margin(2)	7.67%	7.82%	6.72%
Efficiency ratio	84.45%	70.30%	67.87%
Adjusted efficiency ratio (1)	84.45%	70.30%	67.16%
Net noninterest expense to average assets	5.58%	4.48%	3.87%
Adjusted net noninterest expense to average total assets (1)	5.58%	4.48%	3.82%

Asset Quality ratios(3):
Past due to total loans	2.00%	2.53%	2.86%
Nonperforming loans to total loans	1.65%	1.17%	0.95%
Nonperforming assets to total assets	1.42%	1.02%	0.92%
ACL to nonperforming loans	51.15%	88.76%	91.20%
ACL to total loans	0.85%	1.04%	0.87%
Net charge-offs to average loans	0.47%	0.14%	0.95%

Capital ratios:
Tier 1 capital to average assets	12.64%	13.00%	11.11%
Tier 1 capital to risk-weighted assets	13.74%	14.57%	11.51%
Common equity Tier 1 capital to risk-weighted assets	11.94%	12.73%	9.94%
Total capital to risk-weighted assets	16.75%	17.66%	14.10%
Total stockholders' equity to total assets	16.17%	16.67%	14.42%
Tangible common stockholders' equity ratio (1)	11.04%	11.41%	9.46%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	For the years ended December 31,
(Dollars in thousands)	2023	2022	2021
Loan discount accretion	$5,242	$8,643	$9,289
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

	As of and for the years ended December 31,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Total stockholders' equity	$864,400	$888,971	$858,864
Preferred stock liquidation preference	(45,000)	(45,000)	(45,000)
Total common stockholders' equity	819,400	843,971	813,864
Goodwill and other intangibles	(257,355)	(265,767)	(276,856)
Tangible common stockholders' equity	$562,045	$578,204	$537,008
Common shares outstanding	23,302,414	24,053,585	25,158,879
Tangible book value per share	$24.12	$24.04	$21.34

Total assets at end of period	$5,347,334	$5,333,783	$5,956,250
Goodwill and other intangibles	(257,355)	(265,767)	(276,856)
Adjusted total assets at period end	5,089,979	5,068,016	5,679,394
Tangible common stockholders' equity ratio	11.04%	11.41%	9.46%

Net income available to common stockholders	$37,875	$99,105	$109,768
Transaction related costs	—	—	2,992
Tax effect of adjustments	—	—	(715)
Adjusted net income available to common stockholders	$37,875	$99,105	$112,045
Weighted average shares outstanding - diluted	23,562,377	25,023,568	25,252,052
Adjusted diluted earnings per common share	$1.61	$3.96	$4.44

Average total stockholders' equity	$855,488	$892,978	$801,074
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	810,488	847,978	756,074
Average goodwill and other intangibles	(262,552)	(270,306)	(243,541)
Average tangible common equity	$547,936	$577,672	$512,533

Net income available to common stockholders	$37,875	$99,105	$109,768
Average tangible common equity	547,936	577,672	512,533
Return on average tangible common equity	6.91%	17.16%	21.42%

Adjusted efficiency ratio:
Net interest income	$368,079	$400,492	$369,130
Noninterest income	50,173	84,068	54,501
Operating revenue	418,252	484,560	423,631

Noninterest expenses	$353,234	$340,631	$287,507
Transaction related costs	—	—	(2,992)
Adjusted noninterest expenses	$353,234	$340,631	$284,515
Adjusted efficiency ratio	84.45%	70.30%	67.16%

Adjusted net noninterest expense to average assets ratio:
Noninterest expenses	$353,234	$340,631	$287,507
Transaction related costs	—	—	(2,992)
Adjusted noninterest expense	353,234	340,631	284,515
Noninterest income	50,173	84,068	54,501
Adjusted net noninterest expenses	$303,061	$256,563	$230,014
Average total assets	$5,431,276	$5,730,592	$6,026,819
Adjusted net noninterest expense to average assets ratio	5.58%	4.48%	3.82%
Results of Operations
For discussion of the results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021, see Triumph’s 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 15, 2023.

Fiscal year ended December 31, 2023 compared with year ended December 31, 2022
Net Income
We earned net income of $41.1 million for the year ended December 31, 2023 compared to $102.3 million for the year ended December 31, 2022, a decrease of $61.2 million.

	For the Years Ended December 31,
(Dollars in thousands, except per share amounts)	2023	2022	$ Change	% Change
Interest income	$422,421	$419,239	$3,182	0.8%
Interest expense	54,342	18,747	35,595	189.9%
Net interest income	368,079	400,492	(32,413)	(8.1)%
Credit loss expense (benefit)	12,203	6,925	5,278	76.2%
Net interest income after credit loss expense (benefit)	355,876	393,567	(37,691)	(9.6)%
Noninterest income	50,173	84,068	(33,895)	(40.3)%
Noninterest expense	353,234	340,631	12,603	3.7%
Net income (loss) before income taxes	52,815	137,004	(84,189)	(61.5)%
Income tax expense (benefit)	11,734	34,693	(22,959)	(66.2)%
Net income (loss)	$41,081	$102,311	$(61,230)	(59.8)%
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
The following table presents the distribution of average assets, liabilities and equity, as well as interest income and fees earned on average interest-earning assets and interest expense paid on average interest-bearing liabilities:

	For the years ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Cash and cash equivalents	$242,125	$12,561	5.19%	$341,433	$6,413	1.88%	$471,171	$608	0.13%
Taxable securities	305,554	19,582	6.41%	207,791	7,822	3.76%	162,814	4,608	2.83%
Tax-exempt securities	8,228	213	2.59%	14,200	365	2.57%	30,645	793	2.59%
FHLB and other restricted stock	16,871	1,030	6.11%	8,709	258	2.96%	7,357	156	2.12%
Loans (1)	4,228,423	389,035	9.20%	4,552,452	404,381	8.88%	4,822,610	381,390	7.91%
Total interest-earning assets	4,801,201	422,421	8.80%	5,124,585	419,239	8.18%	5,494,597	387,555	7.05%
Noninterest-earning assets:
Cash and cash equivalents	85,118			98,400			83,794
Other noninterest-earning assets	544,957			507,607			448,428
Total assets	$5,431,276			$5,730,592			$6,026,819
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	796,465	2,947	0.37%	865,113	2,332	0.27%	766,551	1,774	0.23%
Individual retirement accounts	58,752	469	0.80%	78,162	401	0.51%	87,669	570	0.65%
Money market	524,247	8,929	1.70%	529,266	1,513	0.29%	425,392	930	0.22%
Savings	543,311	2,694	0.50%	534,057	883	0.17%	472,289	720	0.15%
Certificates of deposit	285,925	4,446	1.55%	446,749	2,441	0.55%	838,875	4,643	0.55%
Brokered time deposits	289,183	14,398	4.98%	106,580	1,783	1.67%	109,193	268	0.25%
Other brokered deposits	8,083	435	5.38%	70,768	685	0.97%	359,859	792	0.22%
Total interest-bearing deposits	2,505,966	34,318	1.37%	2,630,695	10,038	0.38%	3,059,828	9,697	0.32%
Federal Home Loan Bank advances	194,795	10,322	5.30%	69,658	831	1.19%	37,671	91	0.24%
Subordinated notes	108,229	5,253	4.85%	107,369	5,212	4.85%	99,104	6,445	6.50%
Junior subordinated debentures	41,449	4,449	10.73%	40,877	2,662	6.51%	40,325	1,775	4.40%
Other borrowings	724	—	—%	7,374	4	0.05%	124,867	417	0.33%
Total interest-bearing liabilities	2,851,163	54,342	1.91%	2,855,973	18,747	0.66%	3,361,795	18,425	0.55%
Noninterest-bearing liabilities and equity:
Noninterest-bearing demand deposits	1,645,247			1,895,001			1,796,525
Other liabilities	79,378			86,640			67,425
Total equity	855,488			892,978			801,074
Total liabilities and equity	$5,431,276			$5,730,592			$6,026,819
Net interest income		$368,079			$400,492			$369,130
Interest spread (2)			6.89%			7.52%			6.50%
Net interest margin (3)			7.67%			7.82%			6.72%
1.Balance totals include respective nonaccrual assets.
2.Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
3.Net interest margin is the ratio of net interest income to average interest-earning assets.

The following table presents loan yields earned on our loan portfolios:

	For the Years Ended December 31,
(Dollars in thousands)	2023			2022			2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$3,050,632	$228,428	7.49%	$2,941,616	$181,188	6.16%	$3,410,732	$183,555	5.38%
Factoring receivables	1,042,227	144,217	13.84%	1,469,446	207,114	14.09%	1,302,702	185,742	14.26%
Payments receivables	135,564	16,390	12.09%	141,390	16,079	11.37%	109,176	12,093	11.08%
Total loans	$4,228,423	$389,035	9.20%	$4,552,452	$404,381	8.88%	$4,822,610	$381,390	7.91%
We earned net interest income of $368.1 million for the year ended December 31, 2023 compared to $400.5 million for the year ended December 31, 2022, a decrease of $32.4 million, or 8.1%, primarily driven by the following factors.
Interest income increased $3.2 million, or 0.8%, due to increased yields across all of our broad interest earning categories discussed below. This increase is in spite of a decrease in total average interest earning assets of $323.4 million, or 6.3%, and a decrease in average total loans of $324.0 million, or 7.1%. The average balance of our higher yielding Factoring factored receivables decreased $427.2 million, or 29.1%, and we experienced a decrease in average Payments factored receivables. Average Banking loans increased $109.0 million, or 3.7%, due to increases in the average balances of commercial real estate, construction and development, residential real estate, asset-based lending, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $763.6 million for the year ended December 31, 2023 compared to $638.4 million for the year ended December 31, 2022. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit loans. We recognized discount accretion on purchased loans of $5.2 million and $8.6 million for the years ended December 31, 2023 and 2022, respectively.
Interest expense increased $35.6 million, or 189.9%, while average interest bearing liabilities decreased $4.8 million, or 0.2%. Even though average total interest bearing deposits decreased $124.7 million, or 4.7%, this was offset by an increased average balance of higher-cost brokered time deposits and higher average rates discussed below. Average noninterest bearing demand deposits decreased $249.8 million.
Net interest margin decreased to 7.67% for the year ended December 31, 2023 from 7.82% for the year ended December 31, 2022, a decrease of 15 basis points, or 1.9%.
The decrease in our net interest margin was most impacted by the aforementioned decline in average Factoring factored receivables as a percentage of the total loan portfolio. Additionally, our net interest margin was impacted by an increase in our average cost of interest bearing liabilities of 125 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
The decrease in our net interest margin was partially mitigated by an increase in yield on our interest earning assets of 62 basis points to 8.80% for the year ended December 31, 2023. This increase was primarily driven by higher yields on loans which increased 32 basis points to 9.20% for the same period. That being said, further growth in loan yield was slowed by a decrease in Factoring yield period over period as well as a decrease in average Factoring factored receivables as a percentage of the total average loan portfolio. Our transportation factoring balances, which generate a higher yield than our non-transportation factoring balances, increased as a percentage of the overall factoring portfolio to 97% at December 31, 2023 compared to 96% at December 31, 2022. Additionally, Banking and Payments yields increased period over period. Non-loan yields were higher across the board period over period.

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

	Years Ended
	December 31, 2023 vs. 2022			December 31, 2022 vs. 2021
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Cash and cash equivalents	$11,300	$(5,152)	$6,148	$8,242	$(2,437)	$5,805
Taxable securities	5,495	6,265	11,760	1,521	1,693	3,214
Tax-exempt securities	3	(155)	(152)	(5)	(423)	(428)
FHLB stock	274	498	772	62	40	102
Loans	14,466	(29,812)	(15,346)	46,988	(23,997)	22,991
Total interest income	31,538	(28,356)	3,182	56,808	(25,124)	31,684
Interest-bearing liabilities:
Interest-bearing demand	869	(254)	615	306	252	558
Individual retirement accounts	223	(155)	68	(120)	(49)	(169)
Money market	7,501	(85)	7,416	286	297	583
Savings	1,765	46	1,811	83	80	163
Certificates of deposit	4,506	(2,501)	2,005	(59)	(2,143)	(2,202)
Brokered time deposits	3,523	9,092	12,615	1,559	(44)	1,515
Other brokered deposits	3,123	(3,373)	(250)	1,915	(2,022)	(107)
Total interest-bearing deposits	21,510	2,770	24,280	3,970	(3,629)	341
Federal Home Loan Bank advances	2,860	6,631	9,491	358	382	740
Subordinated notes	(1)	42	41	(1,634)	401	(1,233)
Junior subordinated debentures	1,726	61	1,787	851	36	887
Other borrowings	(4)	—	(4)	(349)	(64)	(413)
Total interest expense	26,091	9,504	35,595	3,196	(2,874)	322
Change in net interest income	$5,447	$(37,860)	$(32,413)	$53,612	$(22,250)	$31,362
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
The following table presents the major categories of credit loss expense (benefit):

	December 31,			2023 Compared to 2022		2022 Compared to 2021
(Dollars in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Credit loss expense (benefit) on:
Loans	$12,226	$7,039	$(7,964)	$5,187	73.7%	$15,003	188.4%
Off balance sheet credit exposures	(769)	(476)	(922)	(293)	(61.6)%	446	48.4%
Held to maturity securities	746	362	56	384	106.1%	306	546.4%
Available for sale securities	—	—	—	—	—%	—	—%
Total credit loss expense (benefit)	$12,203	$6,925	$(8,830)	$5,278	76.2%	$15,755	(178.4)%

Regarding available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2023 and 2022, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the years ended December 31, 2023 and 2022.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At December 31, 2023 and 2022, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2023 and 2022, the Company carried $6.2 million and $6.5 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $3.2 million at December 31, 2023 and $2.4 million at December 31, 2022 and we recognized credit loss expense of $0.7 million and $0.4 million during the years ended December 31, 2023 and 2022, respectively. None of the overcollateralization triggers tied to the CLO securities were tripped as of December 31, 2023. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $35.2 million as of December 31, 2023, compared to $42.8 million as of December 31, 2022, representing an ACL to total loans ratio of 0.85% and 1.04% respectively.
Our credit loss expense on loans increased $5.2 million, or 73.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.
During the year ended December 31, 2022, we decreased our reserve on Over-Formula Advance clients reflecting payments made during the year. This resulted in a benefit to credit loss expense of $1.9 million. We continued to reserve the full balance of the Over-Formula Advance clients at December 31, 2022 which totaled $8.2 million.
During the year ended December 31, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3.3 million; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $1.7 million of this charge-off. Separately, we decreased our reserve on Over-Formula Advances by $1.7 million reflecting payments made during the year. This resulted in a benefit to credit loss expense. We continue to reserve the full balance of the Over-Formula Advance clients at December 31, 2023 which totals $3.2 million.
The increase in credit loss expense was primarily driven by increased net charge-offs during the period. Including the $3.3 million over-formula advance net charge-off previously discussed, net charge-offs during the year ended December 31, 2023 were $19.8 million compared to $6.4 million during the same period a year ago. Approximately $8.5 million and $0.7 million of the charge-offs for the years ended December 31, 2023 and 2022, respectively, were reserved in a prior period. Such prior period reserves are included in the discussion of changes in specific reserves below.
Changes in volume and mix of the loan portfolio also increased credit loss expense. Such changes resulted in a benefit to credit loss expense of $2.3 million during the year ended December 31, 2023 compared to a benefit to credit loss expense of $4.6 million during the same period a year ago.
The increased credit loss expense was partially offset by changes in specific reserves. Such specific reserves decreased $7.2 million during the year ended December 31, 2023 compared to an increase of $3.5 million during the same period a year ago.
Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period to calculate expected losses resulted in credit loss expense of $2.0 million for the year ended December 31, 2023 compared to credit loss expense of $1.8 million during the same period a year ago.

Credit loss expense for off balance sheet credit exposures decreased $0.3 million, primarily due to the changes in the assumptions used to project the loss rates previously discussed as well as changes in the underlying exposures.

Noninterest Income
The following table presents the major categories of noninterest income:

	Year ended December 31,			2023 Compared to 2022		2022 Compared to 2021
(Dollars in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Service charges on deposits	$7,001	$6,844	$7,724	$157	2.3%	$(880)	(11.4)%
Card income	8,181	8,150	8,811	31	0.4%	(661)	(7.5)%
Net OREO gains (losses) and valuation adjustments	—	(133)	(347)	133	100.0%	214	61.7%
Net gains (losses) on sale or call of securities	102	2,512	5	(2,410)	(95.9)%	2,507	N/M
Net gains (losses) on sale of loans	119	18,228	3,105	(18,109)	(99.3)%	15,123	487.1%
Fee income	30,245	24,222	17,628	6,023	24.9%	6,594	37.4%
Insurance commissions	5,028	5,145	5,127	(117)	(2.3)%	18	0.4%
Other	(503)	19,100	12,448	(19,603)	(102.6)%	6,652	53.4%
Total noninterest income	$50,173	$84,068	$54,501	$(33,895)	(40.3)%	$29,567	54.3%
Noninterest income decreased $33.9 million, or 40.3%. Changes in selected components of noninterest income in the above table are discussed below.
•Net gains (losses) on sale or call of securities. Net gains (losses) on sale or call of securities decreased $2.4 million as fewer securities were sold or called during the year ended December 31, 2023 as compared to the same period a year ago.
•Net gains (losses) on sale of loans. Net gains (losses) on sale of loans decreased $18.1 million, or 99.3%, due to the aforementioned $14.2 million gain on sale of factored receivables and the $3.9 million gain on sale of equipment loans during the year ended December 31, 2022. Sales of such magnitude did not repeat during the year ended December 31, 2023.
•Fee income. Fee income increased $6.0 million, or 24.9% primarily due to a $4.2 million increase in fee income earned by TriumphPay during the year ended December 31, 2023 compared to the same period a year ago. Additionally, early termination fees at our Factoring segment increased $1.9 million period over period. There were no other significant changes within the components of fee income.
•Other. Other noninterest income, decreased $19.6 million, or 102.6% primarily due to a gain of $8.9 million on the aforementioned termination of an interest rate swap recognized during the year ended December 31, 2022. During that same period, we recognized a net gain of $7.0 million on the aforementioned termination of WSI warrants and additional investment in WSI common stock. The decrease was also driven by a write down of our revenue share asset, which is carried at fair value, of $1.7 million during the year ended December 31, 2023.
Noninterest Expense
The following table presents the major categories of noninterest expense:

	Year ended December 31,			2023 Compared to 2022		2022 Compared to 2021
(Dollars in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Salaries and employee benefits	$210,607	$201,487	$173,951	$9,120	4.5%	$27,536	15.8%
Occupancy, furniture and equipment	28,885	26,774	24,473	2,111	7.9%	2,301	9.4%
FDIC insurance and other regulatory assessments	2,624	1,815	2,251	809	44.6%	(436)	(19.4%)
Professional fees	13,177	15,644	12,592	(2,467)	(15.8%)	3,052	24.2%
Amortization of intangible assets	11,454	11,922	10,876	(468)	(3.9)%	1,046	9.6%
Advertising and promotion	6,740	7,760	5,298	(1,020)	(13.1)%	2,462	46.5%
Communications and technology	45,679	42,083	28,498	3,596	8.5%	13,585	47.7%
Travel and entertainment	6,106	5,751	4,140	355	6.2%	1,611	38.9%
Other	27,962	27,395	25,428	567	2.1%	1,967	7.7%
Total noninterest expense	$353,234	$340,631	$287,507	$12,603	3.7%	$53,124	18.5%

Noninterest expense increased $12.6 million, or 3.7%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $9.1 million, or 4.5%, which is primarily due to increase in the size of our workforce, merit and retention increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. Further, the Company experienced macro trends related to labor market conditions that drove wage increases for some existing employees and employees hired during the year. Employee salaries and payroll taxes increased $11.0 million and $2.9 million, respectively, and the size of our workforce increased period over period in part due to organic growth within the Company. Our average full-time equivalent employees were 1,471.5 and 1,368.7 for the years ended December 31, 2023 and 2022, respectively. Further, accruals for bonus expense increased $1.7 million period over period. Employee benefits expense including 401(k) contribution matches and employee health insurance expense increased $2.4 million. Partially offsetting these increases, stock based compensation expense included in salaries and employee benefits expense decreased $6.9 million period over period, compensation for temporary and/or contract labor decreased $1.2 million period over period, and sales commissions, primarily related to our operations at Triumph Financial Services and TriumphPay, decreased $0.9 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $2.1 million, or 7.9%, primarily due to growth in our operations period over period.
•FDIC Insurance and Other Regulatory Assessments. FDIC insurance and other regulatory assessments increased $0.8 million, or 44.6%, due to increased assessments period over period.
•Professional Fees. Professional fees, which are primarily comprised of external audit, tax, consulting, and legal fees, decreased $2.5 million, or 15.8%, primarily due to a $2.4 million decrease in legal, consulting and accounting fees period over period.
•Advertising and promotion. Advertising and promotion expenses decreased $1.0 million, or 13.1%, due to decreased activity in this area period over period.
•Communications and Technology. Communications and technology expenses increased $3.6 million, or 8.5%, primarily as a result of increased spending on data processing, software, and infrastructure support to develop efficiency in our operations and improve the functionality of our technology platforms period over period.
•Other. Other noninterest expense, which includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services, increased $0.6 million or 2.1% due to a $0.5 million increase in repossession expense and a $0.6 million increase in debit and credit card expense offset by decreases in payroll processing fees, recruiting expense, and bank service charges. There were no other significant increases or decreases in the individual components of other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, changes in the statutory rate and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $23.0 million, or 66.2%, from $34.7 million for the year ended December 31, 2022 to $11.7 million for the year ended December 31, 2023. The decrease in income tax expense period over period was commensurate with a decrease in our pretax net income and also driven by a decrease in our effective tax rate. The effective tax rate was 22% and 25% for the years ended December 31, 2023 and 2022, respectively. The 2022 effective tax rate was impacted by increased state apportionment in a number of larger states, state return to provision impact, a reduced windfall from restricted stock vesting and stock option exercises period over period as well as an increase in disallowance of compensation cost to certain highly compensated executives pursuant to the completion of our strategic equity grant. The 2023 effective tax rate was impacted by the performance based performance stock units windfall that was recorded during the year as those related shares vested during the period.

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
Prior to January 1, 2023, the majority of salaries and benefits expense for our executive leadership team, as well as other selling, general, and administrative shared services costs including human resources, accounting, finance, risk management and a significant amount of information technology expense, were allocated to the Banking segment. During the quarter ended March 31, 2023 management began allocating such shared service costs to its Corporate segment. We continue to make considerable investments in shared services that benefit the entire organization and by moving such expenses to the Corporate segment, our chief operating decision maker and investors now have greater visibility into the operating performance of each reportable segment. Prior periods were revised to reflect such allocations and achieve appropriate comparability.
Separately, prior to January 1, 2023, intersegment interest expense was allocated to the Factoring and Payments segments (when the Payments segment was not self-funded) based on a rolling average of Federal Home Loan Bank advance rates. When the Payments segment was self-funded with funding in excess of its factored receivables, intersegment interest income (i.e., float) was allocated based on the Federal Funds effective rate. During the quarter ended March 31, 2023, we began allocating intersegment interest expense to the Factoring and Payments segments based on one-month term SOFR for their funding needs. When the Payments segment is self-funded, with funding in excess of its factored receivables, intersegment interest income will continue to be allocated based on the Federal Funds effective rate. Management believes that such intersegment interest allocations are more intuitive in the current interest rate environment. Prior periods were revised to reflect such allocations and achieve appropriate comparability.
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

The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Year Ended December 31, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$261,639	$144,217	$16,390	$175	$422,421
Intersegment interest allocations	31,450	(38,157)	6,707	—	—
Total interest expense	44,640	—	—	9,702	54,342
Net interest income (expense)	248,449	106,060	23,097	(9,527)	368,079
Credit loss expense (benefit)	8,498	2,900	60	745	12,203
Net interest income after credit loss expense	239,951	103,160	23,037	(10,272)	355,876
Noninterest income	23,964	7,829	18,087	293	50,173
Noninterest expense	127,713	79,612	61,695	84,214	353,234
Net intersegment noninterest income (expense)(1)	—	123	(123)	—	—
Net income (loss) before income tax expense	$136,202	$31,500	$(20,694)	$(94,193)	$52,815

(Dollars in thousands)
Year Ended December 31, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$195,871	$207,114	$16,079	$175	$419,239
Intersegment interest allocations	19,912	(19,382)	(530)	—	—
Total interest expense	10,874	—	—	7,873	18,747
Net interest income (expense)	204,909	187,732	15,549	(7,698)	400,492
Credit loss expense (benefit)	2,753	2,895	218	1,059	6,925
Net interest income after credit loss expense	202,156	184,837	15,331	(8,757)	393,567
Noninterest income	40,984	22,272	20,620	192	84,068
Noninterest expense	121,916	91,673	63,231	63,811	340,631
Net intersegment noninterest income (expense)	—	—	—	—	—
Net income (loss) before income tax expense	$121,224	$115,436	$(27,280)	$(72,376)	$137,004

(Dollars in thousands)
Year Ended December 31, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$189,621	$185,741	$12,093	$100	$387,555
Intersegment interest allocations	1,132	(1,057)	(75)	—	—
Total interest expense	10,205	—	—	8,220	18,425
Net interest income (expense)	180,548	184,684	12,018	(8,120)	369,130
Credit loss expense (benefit)	(19,016)	9,691	438	57	(8,830)
Net interest income after credit loss expense	199,564	174,993	11,580	(8,177)	377,960
Noninterest income	33,374	13,005	7,451	671	54,501
Noninterest expense	121,325	74,928	39,768	51,486	287,507
Net intersegment noninterest income (expense)	—	—	—	—	—
Net income (loss) before income tax expense	$111,613	$113,070	$(20,737)	$(58,992)	$144,954
(1) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Factoring	Payments
Year Ended December 31, 2023
Factoring revenue received from Payments	$1,190	$(1,190)
Payments revenue received from Factoring	(1,067)	1,067
Net intersegment noninterest income (expense)	$123	$(123)

(Dollars in thousands)
December 31, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,918,527	$1,077,367	$546,985	$1,056,646	$(2,252,191)	$5,347,334
Gross loans	$3,595,527	$941,926	$174,728	$—	$(549,081)	$4,163,100

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,910,628	$1,260,209	$371,948	$1,061,662	$(2,270,664)	$5,333,783
Gross loans	$3,572,716	$1,151,727	$85,722	$—	$(689,874)	$4,120,291
Banking

(Dollars in thousands)	Years Ended December 31,			2023 Compared to 2022		2022 Compared to 2021
Banking	2023	2022	2021	$ Change	% Change	$ Change	% Change
Total interest income	$261,639	$195,871	$189,621	$65,768	33.6%	$6,250	3.3%
Intersegment interest allocations	31,450	19,912	1,132	11,538	57.9%	18,780	1,659.0%
Total interest expense	44,640	10,874	10,205	33,766	310.5%	669	6.6%
Net interest income (expense)	248,449	204,909	180,548	43,540	21.2%	24,361	13.5%
Credit loss expense (benefit)	8,498	2,753	(19,016)	5,745	208.7%	21,769	114.5%
Net interest income (expense) after credit loss expense	239,951	202,156	199,564	37,795	18.7%	2,592	1.3%
Noninterest income	23,964	40,984	33,374	(17,020)	(41.5)%	7,610	22.8%
Noninterest expense	127,713	121,916	121,325	5,797	4.8%	591	0.5%
Net intersegment noninterest income (expense)	—	—	—	—	—%	—	—%
Net income (loss) before income tax expense	$136,202	$121,224	$111,613	$14,978	12.4%	$9,611	8.6%
Our Banking segment’s operating income increased $15.0 million, or 12.4%.
Interest income increased $65.8 million, or 33.6% primarily as a result of increased yields on our interest earning assets at our Banking segment. The increase was also due to increases in the balances of our interest earning assets. Average loans in our Banking segment increased 3.7% from $2.942 billion for the year ended December 31, 2022 to $3.051 billion for the year ended December 31, 2023. Intersegment interest income allocated to our Banking segment increased period over period due to an increased interest rate charged to our Factoring segment consistent with increased interest rates experienced in the macro economy period over period.
Interest expense increased in spite of a decrease in average interest-bearing liabilities at our Banking segment. More specifically, average total interest-bearing deposits decreased $124.7 million, or 4.7%; however, this was offset by an increased average balance of higher-cost brokered time deposits and higher average rates across all interest bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $9.3 million for the year ended December 31, 2023 compared to credit loss expense on loans of $3.2 million for the year ended December 31, 2022. The increase in credit loss expense was the result of increased net charge-offs, changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods, and changes in the volume and mix of our loan portfolio at our Banking segment period over period. This increase was partially offset by decreased specific reserves period over period.
Credit loss expense for off balance sheet credit exposures decreased $0.3 million from a benefit of $0.5 million for the year ended December 31, 2022 to a benefit of $0.8 million for the year ended December 31, 2023. The increase was primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest income at our Banking segment decreased period over period due to the aforementioned $3.9 million gain on sale of equipment loans, the aforementioned gain of $8.9 million on the termination of an interest rate swap, and a $2.5 million gain on sale of securities during the year ended December 31, 2022 that did not repeat during the current period.

Noninterest expense increased primarily due to an increase in salaries and employee benefits expense due to merit increases for existing employees, higher health insurance benefit costs, incentive compensation, and 401(k) expense. The increase in noninterest expense was also driven by increased communications and information technology spend and increased FDIC assessments. These increases were offset by a decrease in share based compensation and decreased amortization of intangibles assets.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has increased $163.6 million, or 5.7%, to $3.046 billion as of December 31, 2023. The following table sets forth our banking loans:

(Dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Banking
Commercial real estate	$812,704	$678,144	$134,560	19.8%
Construction, land development, land	136,720	90,976	45,744	50.3%
1-4 family residential	125,916	125,981	(65)	(0.1)%
Farmland	63,568	68,934	(5,366)	(7.8)%
Commercial - General	303,332	316,419	(13,087)	(4.1)%
Commercial - Agriculture	47,059	48,494	(1,435)	(3.0)%
Commercial - Equipment	460,008	454,117	5,891	1.3%
Commercial - Asset-based lending	246,065	229,754	16,311	7.1%
Commercial - Liquid Credit	113,901	202,326	(88,425)	(43.7)%
Consumer	8,326	8,868	(542)	(6.1)%
Mortgage Warehouse	728,847	658,829	70,018	10.6%
Total banking loans	$3,046,446	$2,882,842	$163,604	5.7%
Factoring

(Dollars in thousands)	Years Ended December 31,			2023 Compared to 2022		2022 Compared to 2021
Factoring	2023	2022	2021	$ Change	% Change	$ Change	% Change
Total interest income	$144,217	$207,114	$185,741	$(62,897)	(30.4)%	$21,373	11.5%
Intersegment interest allocations	(38,157)	(19,382)	(1,057)	(18,775)	(96.9)%	(18,325)	(1,733.7%)
Total interest expense	—	—	—	—	—	—	—
Net interest income (expense)	106,060	187,732	184,684	(81,672)	(43.5)%	3,048	1.7%
Credit loss expense (benefit)	2,900	2,895	9,691	5	0.2%	(6,796)	(70.1)%
Net interest income (expense) after credit loss expense	103,160	184,837	174,993	(81,677)	(44.2)%	9,844	5.6%
Noninterest income	7,829	22,272	13,005	(14,443)	(64.8)%	9,267	71.3%
Noninterest expense	79,612	91,673	74,928	(12,061)	(13.2)%	16,745	22.3%
Net intersegment noninterest income (expense)	123	—	$—	123	100.0%	—	—%
Net income (loss) before income tax expense	$31,500	$115,436	$113,070	$(83,936)	(72.7)%	$2,366	2.1%

	Year Ended December 31,
	2023	2022	2021
Factored receivable period end balance	$941,926,000	$1,151,727,000	$1,546,361,000
Yield on average receivable balance	13.84%	14.09%	14.26%
Year to date charge-off rate(1)	0.97%	0.32%	3.49%
Factored receivables - transportation concentration	96%	96%	90%

Interest income, including fees	$144,217,000	$207,114,000	$185,741,000
Non-interest income(2)	7,829,000	22,272,000	13,005,000
Intersegment noninterest income	1,190,000	—	—
Factored receivable total revenue	153,236,000	229,386,000	198,746,000
Average net funds employed	930,819,000	1,311,981,000	1,173,335,000
Yield on average net funds employed	16.46%	17.48%	16.94%

Accounts receivable purchased	$10,836,845,000	$14,943,209,000	$13,125,126,000
Number of invoices purchased	5,820,050	6,608,065	5,795,081
Average invoice size	$1,862	$2,261	$2,265
Average invoice size - transportation	$1,810	$2,161	$2,152
Average invoice size - non-transportation	$5,597	$5,945	$5,041
(1) Net charge-offs for the year ended December 31, 2023 includes a $3.3 million charge-off of an over-formula advance balance, which contributed approximately 0.32% to the net charge-off rate for the period. In accordance with the agreement reached with Covenant, Covenant has reimbursed us for $1.7 million of this charge-off.
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
Non-interest income for the year ended December 31, 2021 includes $4.2 million of income recognized on our indemnification asset resulting from the amended TFS acquisition agreement, which contributed 0.40% to the yield on average net funds employed for the period.
Our Factoring segment’s operating income decreased $83.9 million, or 72.7%.
Our average invoice size decreased 17.6% from $2,261 for the year ended December 31, 2022 to $1,862 for the year ended December 31, 2023 and the number of invoices purchased decreased 11.9% period over period.
Net interest income at our Factoring segment decreased $81.7 million, or 43.5%. Overall average net funds employed (“NFE”) decreased 29.1% during the year ended December 31, 2023 compared to the same period in 2022. The decrease in average NFE was the result of decreased invoice purchase volume and decreased average invoice sizes. Those, in turn, resulted from a softening transportation market. See further discussion under the Trucking Transportation and Factoring section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was 96% at December 31, 2023 and 96% at December 31, 2022. Further, intersegment interest charges for the Factoring segment increased due to rising rates in the macroeconomy.
Credit loss expense at our Factoring segment was flat for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Net charge-offs at our Factoring segment, including the $3.2 million charge-off of the fully reserved Over-Formula Advance balance, increased year over year. Additionally, the change in volume of the portfolio increased credit loss expense. These impacts were offset by a decrease in specific reserves. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period.

The decrease in noninterest income at our Factoring segment was primarily due to the aforementioned $14.2 million gain on sale of factored receivables during the year ended December 31, 2022. The decrease was also driven by a $1.7 million write down of our revenue share asset, which is carried at fair value, during the year ended December 31, 2023. The decrease was offset by a $1.9 million year over year increase in early termination fees at our Factoring segment.
Noninterest expense decreased primarily due to a decrease in salary and benefits expense including a decrease in stock compensation. Additionally, there were decreases in professional fees, recruiting expenses, and communications and technology expense period over period.
Payments

(Dollars in thousands)	Year Ended December 31,			2023 Compared to 2022		2022 Compared to 2021
Payments	2023	2022	2021	$ Change	% Change	$ Change	% Change
Total interest income	$16,390	$16,079	$12,093	$311	1.9%	$3,986	33.0%
Intersegment interest allocations	6,707	(530)	(75)	7,237	1365.5%	(455)	(606.7)%
Total interest expense	—	—	—	—	—%	—	—%
Net interest income (expense)	23,097	15,549	12,018	7,548	48.5%	3,531	29.4%
Credit loss expense (benefit)	60	218	438	(158)	(72.5)%	(220)	(50.2)%
Net interest income (expense) after credit loss expense	23,037	15,331	11,580	7,706	50.3%	3,751	32.4%
Noninterest income	18,087	20,620	7,451	(2,533)	(12.3)%	13,169	176.7%
Noninterest expense	61,695	63,231	39,768	(1,536)	(2.4)%	23,463	59.0%
Net intersegment noninterest income (expense)	(123)	—	—	(123)	(100.0)%	—	—%
Net income (loss) before income tax expense	$(20,694)	$(27,280)	$(20,737)	$6,586	24.1%	$(6,543)	(31.6)%

	Year Ended December 31,
	2023	2022	2021
Supply chain financing factored receivables	$100,829,000	$118,000	$50,946,000
Quickpay factored receivables	73,899,000	85,604,000	102,230,000
Factored receivable period end balance	$174,728,000	$85,722,000	$153,176,000

Total revenue
Supply chain finance interest income	$5,613,000	$3,318,000	$3,909,000
Quickpay interest income	10,777,000	12,761,000	8,184,000
Intersegment interest income	6,707,000	311,000	—
Total interest income	23,097,000	16,390,000	12,093,000
Broker noninterest income	12,215,000	8,441,000	3,480,000
Factor noninterest income	5,256,000	5,029,000	2,588,000
Other noninterest income(1)	616,000	7,150,000	1,383,000
Intersegment noninterest income	1,067,000	—	—
Total noninterest income	19,154,000	20,620,000	7,451,000
	$42,251,000	$37,010,000	$19,544,000

Total expense
Intersegment interest expense allocation	$—	$841,000	$75,000
Credit loss expense (benefit)	60,000	218,000	438,000
Noninterest expense	61,695,000	63,231,000	39,768,000
Intersegment noninterest expense	1,190,000	—	—
	$62,945,000	$64,290,000	$40,281,000

Net income (loss) before income tax expense	$(20,694,000)	$(27,280,000)	$(20,737,000)
Intersegment interest expense allocation	—	841,000	75,000
Depreciation and software amortization expense	1,613,000	509,000	267,000
Intangible amortization expense	6,683,000	5,868,000	3,476,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(12,398,000)	$(20,062,000)	$(16,919,000)
Transaction costs	$—	$—	$2,992,000
Adjusted earnings (losses) before interest, taxes, depreciation, and amortization(2)	$(12,398,000)	$(20,062,000)	$(13,927,000)

EBITDA margin	(29)%	(54)%	(87)%

Number of invoices processed	19,528,864	17,658,499	13,483,420
Amount of payments processed	$21,517,768,000	$23,263,377,000	$15,161,915,000
Network invoice volume	1,086,910	472,019	—
Network payment volume	$1,839,961,000	$972,657,000	$—
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
During 2023, the Payments segment expanded revenue (excluding the aforementioned $7.0 million net gain on investment recognized during 2022), added client relationships, improved the payments network and achieved positive EBITDA for the fourth quarter. It is possible that we face a continued weak freight market for 2024 and experience a decline in interest rates. If the freight market remains weak, interest rates decline, and we invest in strategic initiatives, it will put pressure on earnings for our Payments segment and the enterprise as a whole. Despite one quarter of positive EBITDA during 2023, it is possible that the Payments Segment could fall back below EBITDA breakeven in future periods. Nevertheless, we believe in the long-term value of what we are building and we will continue to execute our plan.

Our Payments segment's operating loss decreased $6.6 million, or 24.1%.
The number of invoices processed by our Payments segment increased 10.6% from 17,658,499 for the year ended December 31, 2022 to 19,528,864 for the year ended December 31, 2023, and the amount of payments processed decreased 7.5% from $23.263 billion for the year ended December 31, 2022 to $21.518 billion for the year ended December 31, 2023 driven by lower average invoice prices.
We began processing network transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the year ended December 31, 2023, we processed 1,086,910 network invoices representing a network payment volume of $1.840 billion. During the year ended December 31, 2022, we processed 472,019 network invoices representing a network payment volume of $972.7 million.
Net interest income increased due to increased yields at our Payments segment period over period and increased intersegment interest allocation. After several periods of interest expense allocations, the Payments segment remained self-funded throughout the entirety of 2023 resulting in a full year of interest income allocations.
Noninterest income decreased due to the $7.0 million net gain on the aforementioned termination of WSI warrants and additional investment in WSI common stock during the year ended December 31, 2022. The decrease was offset by a $5.3 million increase in payment fees, including intersegment fee income, earned by TriumphPay during the year ended December 31, 2023 compared to the same period a year ago.
Noninterest expense decreased primarily due to a decrease in salary and benefits expense including a decrease in stock compensation. Additionally, professional fees and correspondent bank fees decreased during the twelve months ended December 31, 2023 compared to the same period a year ago. These decreases were partially offset by smaller increases in occupancy, communication and technology, intangible amortization, software amortization, and travel and entertainment expense year over year.
The acquisition of HubTran during the year ended December 31, 2021 allows TriumphPay to create a fully integrated payments network for transportation; servicing Brokers and Factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for Shippers, third party logistics companies (i.e., Brokers) and their Carriers, and Factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that has led to meaningful amounts of intangible amortization.
Corporate

(Dollars in thousands)	Years Ended Year Ended December 31,			2023 Compared to 2022		2022 Compared to 2021
Corporate	2023	2022	2021	$ Change	% Change	$ Change	% Change
Total interest income	$175	$175	$100	$—	—%	$75	75.0%
Intersegment interest allocations	—	—	—	—	—	—	—
Total interest expense	9,702	7,873	8,220	1,829	23.2%	(347)	(4.2)%
Net interest income (expense)	(9,527)	(7,698)	(8,120)	(1,829)	(23.8%)	422	5.2%
Credit loss expense (benefit)	745	1,059	57	(314)	(29.7%)	1,002	1,757.9%
Net interest income (expense) after credit loss expense	(10,272)	(8,757)	(8,177)	(1,515)	(17.3%)	(580)	(7.1%)
Noninterest income	293	192	671	101	52.6%	(479)	(71.4%)
Noninterest expense	84,214	63,811	51,486	20,403	32.0%	12,325	23.9%
Net income (loss) before income tax expense	$(94,193)	$(72,376)	$(58,992)	$(21,817)	(30.1%)	$(13,384)	(22.7%)

The Corporate segment reported an operating loss of $94.2 million for the year ended December 31, 2023 compared to an operating loss of $72.4 million for the year ended December 31, 2022. The increased operating loss was driven by increased noninterest expense which was the result of a $15.5 million increase in salaries and benefits expense, a $1.7 million increase in occupancy expense, and a $2.3 million increase in communication and technology expense period over period.
Financial Condition
Assets
Total assets were $5.347 billion at December 31, 2023, compared to $5.334 billion at December 31, 2022, an increase of $13.6 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.163 billion at December 31, 2023, compared with $4.120 billion at December 31, 2022.
The following table shows the recorded investment of our loans by portfolio categories as of the dates indicated:

	December 31, 2023		December 31, 2022		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$812,704	20%	$678,144	16%	$134,560	19.8%
Construction, land development, land	136,720	3%	90,976	2%	45,744	50.3%
1-4 family residential	125,916	3%	125,981	3%	(65)	(0.1%)
Farmland	63,568	2%	68,934	2%	(5,366)	(7.8%)
Commercial	1,170,365	27%	1,251,110	30%	(80,745)	(6.5%)
Factored receivables	1,116,654	27%	1,237,449	31%	(120,795)	(9.8%)
Consumer	8,326	—%	8,868	—%	(542)	(6.1%)
Mortgage warehouse	728,847	18%	658,829	16%	70,018	10.6%
Total Loans	$4,163,100	100%	$4,120,291	100%	$42,809	1.0%
Commercial Real Estate Loans. Our commercial real estate loans increased $134.6 million, or 19.8%, due to new loan origination activity for the period that outpaced paydowns.
Construction and Development Loans. Our construction and development loans increased $45.7 million, or 50.3%, due primarily to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans decreased $0.1 million, or 0.1%, due to paydowns for the period that outpaced origination activity.
Farmland Loans. Our farmland loans decreased $5.4 million, or 7.8%, due to paydowns for the period that outpaced new loan origination activity.
Commercial Loans. Our commercial loans held for investment decreased $80.7 million, or 6.5%, due to decreases in liquid credit, agricultural lending, and other commercial lending. The decline in commercial loans was offset by increases in asset-based lending and equipment lending. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $13.1 million, or 4.1%.

The following table shows our commercial loans:

(Dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Commercial
Equipment	$460,008	$454,117	$5,891	1.3%
Asset-based lending	246,065	229,754	16,311	7.1%
Liquid credit	113,901	202,326	(88,425)	(43.7%)
Agriculture	47,059	48,494	(1,435)	(3.0%)
Other commercial lending	303,332	316,419	(13,087)	(4.1%)
Total commercial loans	$1,170,365	$1,251,110	$(80,745)	(6.5%)
Factored Receivables. Our factored receivables decreased $120.8 million, or 9.8% due to decreased purchases and lower invoice prices. At December 31, 2023, the balance of the Over-Formula Advance Portfolio included in factored receivables was $3.2 million, and the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $0.5 million, or 6.1%, due to paydowns in excess of new loan origination activity during the period.
Mortgage Warehouse. Our mortgage warehouse facilities increased $70.0 million, or 10.6%, due to increased utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $763.6 million for the year ended December 31, 2023 compared to $638.4 million for the year ended December 31, 2022.

The following table sets forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	December 31, 2023
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$311,451	$456,363	$43,935	$955	$812,704
Construction, land development, land	101,018	32,736	2,966	—	136,720
1-4 family residential	6,107	32,162	8,292	79,355	125,916
Farmland	8,612	31,291	22,428	1,237	63,568
Commercial	311,118	838,546	20,701	—	1,170,365
Factored receivables	1,116,654	—	—	—	1,116,654
Consumer	1,618	5,678	1,021	9	8,326
Mortgage warehouse	728,847	—	—	—	728,847
	$2,585,425	$1,396,776	$99,343	$81,556	$4,163,100

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$271,075	$2,392	$—
Construction, land development, land		11,462	289	—
1-4 family residential		24,789	1,939	6,306
Farmland		20,312	1,162	—
Commercial		555,846	10,870	—
Factored receivables		—	—	—
Consumer		5,678	1,021	9
Mortgage warehouse		—	—	—
		$889,162	$17,673	$6,315
Floating interest rates
Commercial real estate		$185,288	$41,543	$955
Construction, land development, land		21,274	2,677	—
1-4 family residential		7,373	6,353	73,049
Farmland		10,979	21,266	1,237
Commercial		282,700	9,831	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$507,614	$81,670	$75,241
As of December 31, 2023, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (17%), Colorado (15%), Illinois (12%), and Iowa (6%) make up 50% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2022, the states of Texas (23%), Colorado (11%), Illinois (11%) and Iowa (6%) made up 51% of the Company’s gross loans, excluding factored receivables.
Further, a majority (97%) of our factored receivables, representing approximately 26% of our total loan portfolio as of December 31, 2023, are transportation receivables. Although such concentration may cause our future income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, and small-to-mid-sized operators in such industry specifically, we feel the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2022, 96% of our factored receivables, representing approximately 29% of our total loan portfolio, were transportation receivables.

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

(Dollars in thousands)	December 31, 2023	December 31, 2022
Nonperforming loans:
Commercial real estate	$2,447	$871
Construction, land development, land	—	150
1-4 family residential	1,178	1,391
Farmland	968	400
Commercial	40,951	15,896
Factored receivables	23,181	29,431
Consumer	133	91
Mortgage warehouse	—	—
Total nonperforming loans	68,858	48,230
Held to maturity securities	4,766	5,051
Equity investments without readily determinable fair value	1,170	—
Other real estate owned, net	37	—
Other repossessed assets	950	1,300
Total nonperforming assets	$75,781	$54,581

Nonperforming assets to total assets	1.42%	1.02%
Nonperforming loans to total loans held for investment	1.65%	1.17%
Total past due loans to total loans held for investment	2.00%	2.53%
Nonperforming loans increased $20.6 million, or 42.8%, due to the addition of four liquid credit loans of $9.4 million, $4.7 million, $2.6 million, and $2.4 million all collateralized by estimated enterprise value and carrying collective specific ACLs of $0. Further reflected in the increase in nonperforming loans is the addition of five equipment lending relationships of $9.1 million, $2.1 million, $1.5 million, $1.2 million, and $1.1 million all collateralized by various multi-use equipment and carrying collective specific ACLs of $1.2 million. Other additions to nonperforming loans include a $1.5 million agriculture and farmland relationship collateralized by agricultural real estate and a $1.3 million commercial real estate relationship collateralized by real estate. These increases were partially offset by a $3.4 million nonperforming equipment loan pay-off, a $3.2 million partial charge-off and $4.4 million partial paydown of a nonperforming liquid credit loan, and a $6.2 million reduction in nonperforming factored receivables. The entire $19.4 million of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy.
As a result of the activity previously described and the change in period end total loans period over period, the ratio of nonperforming loans to total loans held for investment increased to 1.65% at December 31, 2023 from 1.17% December 31, 2022.
Our ratio of nonperforming assets to total assets increased to 1.42% at December 31, 2023 from 1.02% December 31, 2022. This is due to the aforementioned loan activity and changes in our period end total assets. Additionally, the amortized cost basis of our HTM CLO securities considered to be nonaccrual decreased $0.3 million during the year.

Past due loans to total loans held for investment decreased to 2.00% at December 31, 2023 from 2.53% at December 31, 2022 as a result of a $21.4 million decrease in total past due loans including a $27.6 million reduction in past due factored receivables. Both the $3.2 million acquired factoring Over-Formula Advance balance and the $19.4 million Misdirected Payments balance are considered greater than 90 days past due at December 31, 2023.
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
The following table sets forth the ACL by category of loan:

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$6,030	20%	0.74%	$4,459	16%	0.66%
Construction, land development, land	965	3%	0.71%	1,155	2%	1.27%
1-4 family residential	927	3%	0.74%	838	3%	0.67%
Farmland	442	2%	0.70%	483	2%	0.70%
Commercial	14,060	27%	1.20%	15,918	30%	1.27%
Factored receivables	11,896	27%	1.07%	19,121	31%	1.55%
Consumer	171	—%	2.05%	175	—%	1.97%
Mortgage warehouse	728	18%	0.10%	658	16%	0.10%
Total Loans	$35,219	100%	0.85%	$42,807	100%	1.04%
The ACL decreased $7.6 million, or 17.7%. This decrease reflects net charge-offs of $19.8 million and credit loss expense of $12.2 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At period end, our entire remaining Over-Formula Advance position was down from $8.2 million at December 31, 2022 to $3.2 million at December 31, 2023, and the entire balance at December 31, 2023 was fully reserved. At December 31, 2023, the Misdirected Payments amount was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of December 31, 2023.
A driver of the change in ACL is projected deterioration of the loss drivers that the Company forecasted to calculate expected losses at December 31, 2023 as compared to December 31, 2022. The projected deterioration had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $2.0 million of ACL period over period.

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

For all DCF models at December 31, 2023, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2023 as compared to December 31, 2022, the Company's forecasted national unemployment and one-year percentage change in national retail sales were virtually unchanged. The Company projected modest increases in one-year percentage change in the national home price index and one-year percentage change in national gross domestic product. At December 31, 2023 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a positive increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter. At December 31, 2023, the Company slowed its historical prepayment speeds in response to the expected interest rate environment in the macro economy.

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
The following tables show our credit ratios and an analysis of our credit loss expense:

	December 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses on loans	$35,219	$42,807
Total loans held for investment	$4,163,100	$4,120,291
Allowance to total loans held for investment	0.85%	1.04%

Nonaccrual loans	$45,677	$18,296
Total loans held for investment	$4,163,100	$4,120,291
Nonaccrual loans to total loans held for investment	1.10%	0.44%

Allowance for credit losses on loans	$35,219	$42,807
Nonaccrual loans	$45,677	$18,296
Allowance for credit losses to nonaccrual loans	77.10%	233.97%

	Year Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$22	$753,455	—%	$48	$657,525	0.01%	$7	$709,832	—%
Construction, land development, land	(5)	112,723	—%	(5)	104,076	—%	7	191,109	—%
1-4 family residential	(7)	129,579	(0.01)%	(7)	126,814	(0.01)%	(92)	136,326	(0.07)%
Farmland	—	65,761	—%	—	70,399	—%	—	90,762	—%
Commercial	9,570	1,212,191	0.79%	1,280	1,329,402	0.10%	(170)	1,466,694	(0.01)%
Factored receivables	10,186	1,177,791	0.86%	4,839	1,610,836	0.30%	45,586	1,411,878	3.23%
Consumer	48	9,168	0.52%	290	10,104	2.87%	224	13,079	1.71%
Mortgage warehouse	—	763,597	—%	—	638,374	—%	—	792,190	—%
Total Loans	$19,814	$4,224,265	0.47%	$6,445	$4,547,530	0.14%	$45,562	$4,811,870	0.95%
Net loans charged off increased $13.4 million, or 207.4%, reflecting the aforementioned $3.3 million net charge-off of the fully reserved over-formula advance balance. Net charge-offs of factored receivables excluding the over-formula advance were $6.9 million. The Company also charged off three liquid credit relationships in the amounts of $3.8 million, $3.2 million, and $1.6 million, respectively, at the time of charge-off.
Securities
As of December 31, 2023, we held equity securities with readily available fair values of $4.5 million, a decrease of $0.7 million from $5.2 million at December 31, 2022. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value recorded in earnings.
As of December 31, 2023, we held securities classified as available for sale with a fair value of $299.6 million, an increase of $45.1 million from $254.5 million at December 31, 2022. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Mortgage-backed securities, residential	$55,839	$50,633	$5,206	10.3%
Asset-backed securities	1,170	6,331	(5,161)	(81.5)%
State and municipal	4,515	13,438	(8,923)	(66.4)%
CLO Securities	236,291	181,011	55,280	30.5%
Corporate bonds	275	1,263	(988)	(78.2)%
SBA pooled securities	1,554	1,828	(274)	(15.0)%
Total available for sale debt securities	$299,644	$254,504	$45,140	17.7%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of December 31, 2023, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at December 31, 2023. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of December 31, 2023, we held securities classified as held to maturity with an amortized cost, net of ACL, of $3.0 million, a decrease of $1.1 million from $4.1 million at December 31, 2022. The decrease in amortized cost, net of ACL, was primarily driven by paydowns and increases in required ACL throughout the year. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at December 31, 2023.

The following tables set forth the amortized cost and average yield of our securities, by type and contractual maturity:

	Maturity as of December 31, 2023
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	5	4.58%	8,628	4.80%	1,314	2.62%	50,464	2.83%	60,411	3.11%
Asset-backed securities	—	—%	—	—%	1,188	6.98%	—	—%	1,188	6.98%
State and municipal	357	3.54%	2,434	2.99%	263	2.23%	1,506	2.40%	4,560	2.80%
CLO securities	—	—%	—	—%	69,231	7.64%	166,253	7.83%	235,484	7.78%
Corporate bonds	—	—%	—	—%	—	—%	268	5.14%	268	5.14%
SBA pooled securities	—	—%	—	—%	430	2.58%	1,212	4.03%	1,642	3.65%
Total available for sale securities	$362	3.56%	$11,062	4.41%	$72,426	7.49%	$219,703	6.61%	$303,553	6.74%

Held to maturity securities:	$—	—%	$4,766	—%	$1,401	11.73%	$—	—%	$6,167	2.44%
Liabilities
Total liabilities were $4.483 billion as of December 31, 2023, compared to $4.445 billion at December 31, 2022, an increase of $38.1 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Noninterest bearing demand	$1,632,022	$1,756,680	$(124,658)	(7.1%)
Interest bearing demand	757,455	856,512	(99,057)	(11.6%)
Individual retirement accounts	52,195	68,125	(15,930)	(23.4%)
Money market	568,772	508,534	60,238	11.8%
Savings	555,047	551,780	3,267	0.6%
Certificates of deposit	265,525	319,150	(53,625)	(16.8%)
Brokered time deposits	146,458	110,555	35,903	32.5%
Other brokered deposits	4	—	4	100.0%
Total Deposits	$3,977,478	$4,171,336	$(193,858)	(4.6%)
Our total deposits decreased $193.9 million, or 4.6%, primarily due to decreases in noninterest bearing demand deposits, interest bearing demand deposits, Individual retirement accounts, and certificates of deposit. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of December 31, 2023, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 88% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 12% of total deposits. As of December 31, 2022, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 88% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 12% of total deposits. At December 31, 2023 and December 31, 2022, our estimated uninsured deposits were $1,840,621,000 and $2,009,246,000, respectively.

The following table summarizes our average deposit balances and weighted average rates:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$796,465	0.37%	19%	$865,113	0.27%	19%	$766,551	0.23%	16%
Individual retirement accounts	58,752	0.80%	1%	78,162	0.51%	2%	87,669	0.65%	2%
Money market	524,247	1.70%	13%	529,266	0.29%	12%	425,392	0.22%	9%
Savings	543,311	0.50%	13%	534,057	0.17%	12%	472,289	0.15%	10%
Certificates of deposit	285,925	1.55%	7%	446,749	0.55%	10%	838,875	0.55%	17%
Brokered time deposits	289,183	4.98%	7%	106,580	1.67%	2%	109,193	0.25%	2%
Other brokered deposits	8,083	5.38%	—%	70,768	0.97%	2%	359,859	0.22%	7%
Total interest bearing deposits	2,505,966	1.37%	60%	2,630,695	0.38%	59%	3,059,828	0.32%	63%
Noninterest bearing demand	1,645,247	—	40%	1,895,001	—	41%	1,796,525	—	37%
Total deposits	$4,151,213	0.83%	100%	$4,525,696	0.22%	100%	$4,856,353	0.20%	100%
At December 31, 2023, we held $66.2 million of time deposits that meet or exceed the $250,000 Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of the time deposits exceeding the $250,000 FDIC insurance limit as of December 31, 2023:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$19,119
Over 3 through 6 months	10,463
Over 6 through 12 months	23,812
Over 12 months	5,028
$58,422
Other Borrowings
Customer Repurchase Agreements
The following table provides a summary of our customer repurchase agreements as of and for the years ended December 31, 2023, 2022, and 2021:

(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Amount outstanding at end of period	$—	$340	$2,103
Weighted average interest rate at end of period	—%	0.03%	0.03%
Average daily balance during the period	$723	$6,701	$5,985
Weighted average interest rate during the period	0.03%	0.03%	0.03%
Maximum month-end balance during the period	$3,208	$13,463	$12,405
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances
As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank. The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2023, 2022, and 2021:

(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Amount outstanding at end of the year	$255,000	$30,000	$180,000
Weighted average interest rate at end of the year	5.65%	4.25%	0.15%
Average daily balance during the year	$194,795	$69,658	$37,671
Weighted average interest rate during the year	5.30%	1.19%	0.24%
Maximum month-end balance during the year	$530,000	$230,000	$180,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. Of the FHLB borrowings outstanding as of December 31, 2023, $225.0 million were short-term borrowings maturing within one year and $30.0 million were long term borrowings maturing after three but within four years. As of December 31, 2023 and 2022, we had $587.0 million and $646.3 million, respectively, in unused and available advances from the FHLB. The decrease in our total borrowing capacity from December 31, 2022 to December 31, 2023 was primarily the result of increased borrowing amounts outstanding at the end of 2023 partially offset by an increase in outstanding mortgage warehouse loans held for investment.
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
Information concerning borrowings under the PPPLF is summarized as follows for the year ended December 31, 2023, 2022, and 2021:

(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Amount outstanding at end of period	$—	$—	$27,144
Weighted average interest rate at end of period	—%	—%	0.35%
Average amount outstanding during the period	—	670	118,880
Weighted average interest rate during the period	—%	0.32%	0.35%
Highest month end balance during the period	—	—	181,635
We did not have any PPPLF borrowings outstanding at December 31, 2023 and 2022.

Subordinated Notes
The following provides a summary of our subordinated notes as of December 31, 2023:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$39,180	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	69,498	2031	3.500%	9/01/2026	Three Month SOFR plus 2.860%	$1,776
	$109,500	$108,678
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of December 31, 2023:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2023
National Bancshares Capital Trust II	$15,464	$13,632	September 2033	Three Month SOFR + 3.26%	8.65%
National Bancshares Capital Trust III	17,526	13,640	July 2036	Three Month SOFR + 1.64%	7.30%
ColoEast Capital Trust I	5,155	3,838	September 2035	Three Month SOFR + 1.86%	7.19%
ColoEast Capital Trust II	6,700	4,958	March 2037	Three Month SOFR + 2.05%	7.38%
Valley Bancorp Statutory Trust I	3,093	2,921	September 2032	Three Month SOFR + 3.66%	9.02%
Valley Bancorp Statutory Trust II	3,093	2,751	July 2034	Three Month SOFR + 3.01%	8.39%
	$51,031	$41,740
These debentures are unsecured obligations and were issued to trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures may be called by the Company at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a rate equal to three month SOFR plus a weighted average spread of 2.41%. As part of the purchase accounting adjustments made with the National Bancshares, Inc. acquisition on October 15, 2013, the ColoEast acquisition on August 1, 2016, and the Valley acquisition on December 9, 2017, we adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition dates. The discount on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.

The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $41.7 million was allowed in the calculation of Tier I capital as of December 31, 2023.
Liquidity and Capital Resources
Capital Resources
Our stockholders’ equity totaled $864.4 million as of December 31, 2023, compared to $889.0 million as of December 31, 2022, a decrease of $24.6 million. Stockholders’ equity decreased during this period primarily due to treasury stock purchases made under our accelerated share repurchase program, offset in part by our net income of $41.1 million.
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
Our liquidity requirements are met primarily through cash flow from operations, receipt of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to other sources of funds. Liquid assets include cash, interest-earning deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of funds include the sale of loans, brokered deposits, the issuance of additional collateralized borrowings such as FHLB advances or borrowings from the Federal Reserve, the issuance of debt securities and the issuance of common securities. For the year ended December 31, 2023, our average interest bearing deposits decreased compared to the year ended December 31, 2022; however, our use of higher-cost brokered time deposits increased significantly. For additional information regarding our operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in our consolidated financial statements.
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2023, TBK Bank had $569.9 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of December 31, 2023, we had $587.0 million in unused and available advances from the FHLB. We routinely utilize FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we will continue to do so.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2023. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - December 31, 2023
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$255,000	$225,000	$—	$30,000	$—
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	35,924	6,443	11,675	8,835	8,971
Time deposits with stated maturity dates	464,178	423,753	34,413	6,012	—
Total contractual obligations	$915,633	$655,196	$46,088	$44,847	$169,502

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

For all DCF models at December 31, 2023, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2023 as compared to December 31, 2022, the Company's forecasted national unemployment and one-year percentage change in national retail sales were virtually unchanged. The Company projected modest increases in one-year percentage change in the national home price index and one-year percentage change in national gross domestic product. At December 31, 2023 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a positive increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter. At December 31, 2023, the Company slowed its historical prepayment speeds in response to the expected interest rate environment in the macro economy.

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
The following tables summarizes simulated change in net interest income versus unchanged rates:

December 31, 2023	Following 12 Months	Months 13-24
+400 basis points	17.0%	19.2%
+300 basis points	12.8%	14.3%
+200 basis points	8.5%	9.5%
+100 basis points	4.3%	4.8%
Flat rates	0.0%	0.0%
-100 basis points	(4.7%)	(5.7%)
-200 basis points	(9.4%)	(11.4%)
-300basis points	(14.3%)	(17.7%)
-400 basis points	(18.0%)	(22.7%)

December 31, 2022	Following 12 Months	Months 13-24
+400 basis points	19.4%	24.9%
+300 basis points	14.5%	18.5%
+200 basis points	9.7%	12.2%
+100 basis points	4.8%	6.1%
Flat rates	0.0%	0.0%
-100 basis points	(5.0%)	(6.2%)
-200 basis points	(10.4%)	(13.0%)

The following tables present the change in our economic value of equity, assuming immediate parallel shifts in interest rates:

December 31, 2023	Economic Value of Equity at Risk (%)
+400 basis points	18.3%
+300 basis points	14.6%
+200 basis points	10.5%
+100 basis points	5.9%
Flat rates	0.0%
-100 basis points	(6.7%)
-200 basis points	(13.9%)
-300basis points	(21.5%)
-400 basis points	(28.8%)

December 31, 2022	Economic Value of Equity at Risk (%)
+400 basis points	20.0%
+300 basis points	15.7%
+200 basis points	10.9%
+100 basis points	5.8%
Flat rates	0.0%
-100 basis points	(6.4%)
-200 basis points	(13.7%)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Triumph Financial, Inc.
Dallas, Texas
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Triumph Financial, Inc (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Credit Losses (“ACL”) – Reasonable and Supportable Forecasts
The ACL (as described in Note 1 and presented in Note 4) is an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. As of December 31, 2023, the ACL of $35.2 million attributable to loans held for investment consists of 1) an allowance of $10.9 million on collateral dependent loans and 2) an allowance of $24.3 million on loans collectively evaluated (“pool basis”) for impairment.
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
Dallas, Texas
February 13, 2024

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(Dollar amounts in thousands)

	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$93,072	$133,889
Interest-bearing deposits with other banks	193,563	274,293
Total cash and cash equivalents	286,635	408,182
Securities - equity investments	4,488	5,191
Securities - available for sale	299,644	254,504
Securities - held to maturity, net of allowance for credit losses of $3,190 and $2,444, respectively, fair value $4,015 and $5,476, respectively	2,977	4,077
Loans held for sale	1,236	5,641
Loans, net of allowance for credit losses of $35,219 and $42,807, respectively	4,127,881	4,077,484
Federal Home Loan Bank and other restricted stock, at cost	14,278	6,252
Premises and equipment, net	113,457	103,339
Other real estate owned, net	37	—
Goodwill	233,709	233,709
Intangible assets, net	23,646	32,058
Bank-owned life insurance	41,946	41,493
Deferred tax asset, net	8,800	16,473
Other assets	188,600	145,380
Total assets	$5,347,334	$5,333,783
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$1,632,022	$1,756,680
Interest-bearing	2,345,456	2,414,656
Total deposits	3,977,478	4,171,336
Customer repurchase agreements	—	340
Federal Home Loan Bank advances	255,000	30,000
Subordinated notes	108,678	107,800
Junior subordinated debentures	41,740	41,158
Other liabilities	100,038	94,178
Total liabilities	4,482,934	4,444,812
Commitments and contingencies - See Notes 14 and 15
Stockholders' equity - See Note 19
Preferred stock	45,000	45,000
Common stock, 23,302,414 and 24,053,585 shares outstanding, respectively	290	283
Additional paid-in-capital	550,743	534,790
Treasury stock, at cost	(265,038)	(182,658)
Retained earnings	536,331	498,456
Accumulated other comprehensive income	(2,926)	(6,900)
Total stockholders’ equity	864,400	888,971
Total liabilities and stockholders' equity	$5,347,334	$5,333,783
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2023, 2022 and 2021
(Dollar amounts in thousands, except per share amounts)

	2023	2022	2021
Interest and dividend income:
Loans, including fees	$228,428	$181,188	$183,555
Factored receivables, including fees	160,607	223,193	197,835
Securities	19,795	8,187	5,401
FHLB and other restricted stock	1,030	258	156
Cash deposits	12,561	6,413	608
Total interest and dividend income	422,421	419,239	387,555
Interest expense:
Deposits	34,318	10,038	9,697
Subordinated notes	5,253	5,212	6,445
Junior subordinated debentures	4,449	2,662	1,775
Other borrowings	10,322	835	508
Total interest expense	54,342	18,747	18,425
Net interest income	368,079	400,492	369,130
Credit loss expense (benefit)	12,203	6,925	(8,830)
Net interest income after credit loss expense	355,876	393,567	377,960
Noninterest income:
Service charges on deposits	7,001	6,844	7,724
Card income	8,181	8,150	8,811
Net OREO gains (losses) and valuation adjustments	—	(133)	(347)
Net gains (losses) on sale or call of securities	102	2,512	5
Net gains (losses) on sale of loans	119	18,228	3,105
Fee income	30,245	24,222	17,628
Insurance commissions	5,028	5,145	5,127
Other	(503)	19,100	12,448
Total noninterest income	50,173	84,068	54,501
Noninterest expense:
Salaries and employee benefits	210,607	201,487	173,951
Occupancy, furniture and equipment	28,885	26,774	24,473
FDIC insurance and other regulatory assessments	2,624	1,815	2,251
Professional fees	13,177	15,644	12,592
Amortization of intangible assets	11,454	11,922	10,876
Advertising and promotion	6,740	7,760	5,298
Communications and technology	45,679	42,083	28,498
Other	34,068	33,146	29,568
Total noninterest expense	353,234	340,631	287,507
Net income before income tax expense	52,815	137,004	144,954
Income tax expense	11,734	34,693	31,980
Net income	41,081	102,311	112,974
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Net income available to common stockholders	$37,875	$99,105	$109,768
Earnings per common share
Basic	$1.63	$4.06	$4.44
Diluted	$1.61	$3.96	$4.35
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2023, 2022 and 2021
(Dollar amounts in thousands, except per share amounts)

	2023	2022	2021
Net income	$41,081	$102,311	$112,974
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	5,208	(10,865)	(2,424)
Tax effect	(1,155)	2,512	577
Unrealized holding gains (losses) arising during the period, net of taxes	4,053	(8,353)	(1,847)
Reclassification of amount realized through sale or call of securities	(102)	(2,512)	(5)
Tax effect	23	636	1
Reclassification of amount realized through sale or call of securities, net of taxes	(79)	(1,876)	(4)
Change in unrealized gains (losses) on securities, net of tax	3,974	(10,229)	(1,851)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	—	3,152	5,255
Tax effect	—	(754)	(1,260)
Unrealized holding gains (losses) arising during the period, net of taxes	—	2,398	3,995
Reclassification of amount of (gains) losses recognized into income	—	(9,316)	93
Tax effect	—	2,213	(22)
Reclassification of amount of (gains) losses recognized into income, net of taxes	—	(7,103)	71
Change in unrealized gains (losses) on derivative financial instruments	—	(4,705)	4,066
Total other comprehensive income (loss)	3,974	(14,934)	2,215
Comprehensive income	$45,055	$87,377	$115,189
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2023, 2022 and 2021
(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost	Retained Earnings
Balance, January 1, 2021	$45,000	24,868,218	$280	$489,151	3,083,503	$(103,052)	$289,583	$5,819	$726,781
Issuance of restricted stock awards	—	241,014	2	(2)	—	—	—	—	—
Stock based compensation	—	—	—	20,315	—	—	—	—	20,315
Forfeiture of restricted stock awards	—	(5,129)	—	450	5,129	(450)	—	—	—
Stock option exercises, net	—	59,844	1	576	—	—	—	—	577
Issuance of common stock pursuant to the employee stock purchase plan	—	9,101	—	449	—	—	—	—	449
Purchase of treasury stock	—	(14,169)	—	—	14,169	(1,241)	—	—	(1,241)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	112,974	—	112,974
Other comprehensive income (loss)	—	—	—	—	—	—	—	2,215	2,215
Balance, December 31, 2021	$45,000	25,158,879	$283	$510,939	3,102,801	$(104,743)	$399,351	$8,034	$858,864
Issuance of restricted stock awards	—	12,471	—	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	—	20,996	—	—	—	—	—	—	—
Stock based compensation	—	—	—	21,176	—	—	—	—	21,176
Forfeiture of restricted stock awards	—	(19,186)	—	1,201	19,186	(1,201)	—	—	—
Stock option exercises, net	—	2,053		(74)	—	—	—	—	(74)
Issuance of common stock pursuant to the employee stock purchase plan	—	24,516	—	1,548	—	—	—	—	1,548
Purchase of treasury stock	—	(1,146,144)	—	—	1,146,144	(76,714)	—	—	(76,714)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	102,311	—	102,311
Other comprehensive income (loss)	—	—	—	—	—	—	—	(14,934)	(14,934)
Balance, December 31, 2022	$45,000	24,053,585	$283	$534,790	4,268,131	$(182,658)	$498,456	$(6,900)	$888,971
Issuance of restricted stock awards	—	13,374	—	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	—	600,620	7	(7)	—	—	—	—	—
Stock option exercises, net	—	12,636	—	144	—	—	—	—	144
Issuance of common stock pursuant to the employee stock purchase plan	—	37,909	—	1,831	—	—	—	—	1,831
Forfeiture of restricted stock awards	—	(13,306)	—	757	13,306	(757)	—	—	—
Stock based compensation	—	—	—	13,228	—	—	—	—	13,228
Purchase of treasury stock	—	(1,402,404)	—	—	1,402,404	(81,623)	—	—	(81,623)
Preferred stock dividends	—	—	—	—	—	—	(3,206)	—	(3,206)
Net income	—	—	—	—	—	—	41,081	—	41,081
Other comprehensive income (loss)	—	—	—	—	—	—	—	3,974	3,974
Balance, December 31, 2023	$45,000	23,302,414	$290	$550,743	5,683,841	$(265,038)	$536,331	$(2,926)	$864,400
See accompanying notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022 and 2021
(Dollar amounts in thousands, except per share amounts)

	2023	2022	2021
Cash flows from operating activities:
Net income	$41,081	$102,311	$112,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,801	13,302	12,037
Net accretion on loans	(5,242)	(8,643)	(9,289)
Amortization of subordinated notes issuance costs	878	843	1,224
Amortization of junior subordinated debentures	582	556	530
Net amortization on securities	(844)	(882)	(992)
Amortization of intangible assets	11,454	11,922	10,876
Deferred taxes, net	6,539	(1,779)	(5,832)
Credit loss expense (benefit)	12,203	6,925	(8,830)
Stock based compensation	13,228	21,176	20,315
Net (gains) losses on sale or call of debt securities	(102)	(2,512)	(5)
Net (gains) losses on equity securities	(80)	(9,850)	322
Net OREO (gains) losses and valuation adjustments	—	133	347
Origination of loans held for sale	(5,273)	(12,024)	(37,542)
Purchases of loans held for sale	—	(14,069)	(21,746)
Proceeds from sale of loans originated or purchased for sale	4,134	26,544	60,037
Net (gains) losses on sale of loans	(119)	(18,228)	(3,105)
Net change in operating leases	(278)	190	2,242
(Increase) decrease in other assets	(45,117)	(35,176)	(8,684)
Increase (decrease) in other liabilities	(3,645)	(6,252)	12,080
Net cash provided by (used in) operating activities	43,200	74,487	136,959
Cash flows from investing activities:
Purchases of securities available for sale	(72,041)	(140,774)	(58,787)
Proceeds from sales of securities available for sale	15,996	40,163	—
Proceeds from maturities, calls, and pay downs of securities available for sale	28,780	26,339	99,152
Proceeds from maturities, calls, and pay downs of securities held to maturity	529	679	1,003
Proceeds from sales of equity securities	783	—	—
Purchases of loans held for investment	(18,842)	(147,809)	(94,314)
Proceeds from sale of loans	59,196	232,842	87,813
Net change in loans	(92,109)	581,599	153,946
Purchases of premises and equipment, net	(23,919)	(10,912)	(14,362)
Net proceeds from sale of OREO	—	438	1,253
(Purchases) redemptions of FHLB and other restricted stock, net	(8,026)	3,894	(3,395)
Proceeds from BOLI	—	—	2,273
Acquired intangible assets	(3,042)	—	—
Net cash (paid for) received in acquisitions	—	—	(96,926)
Proceeds from sale of disposal group	—	85,923	—
Net cash provided by (used in) investing activities	(112,695)	672,382	77,656

	2023	2022	2021
Cash flows from financing activities:
Net increase (decrease) in deposits	(193,858)	(464,512)	(69,921)
Increase (decrease) in customer repurchase agreements	(340)	(1,763)	(996)
Increase (decrease) in Federal Home Loan Bank advances	225,000	(150,000)	75,000
Proceeds from other borrowings, net	—	—	294,854
Repayment of other borrowings	—	(27,144)	(441,346)
Preferred stock dividends	(3,206)	(3,206)	(3,206)
Stock option exercises, net	144	(74)	577
Proceeds from employee stock purchase plan common stock issuance	1,831	1,548	449
Purchase of treasury stock, net	(81,623)	(76,714)	(1,241)
Net cash provided by (used in) financing activities	(52,052)	(721,865)	(145,830)
Net increase (decrease) in cash and cash equivalents	(121,547)	25,004	68,785
Cash and cash equivalents at beginning of period	408,182	383,178	314,393
Cash and cash equivalents at end of period	$286,635	$408,182	$383,178

	2023	2022	2021
Supplemental cash flow information:
Interest paid	$48,283	$16,328	$18,950
Income taxes paid, net	$14,141	$47,215	$40,004
Cash paid for operating lease liabilities	$5,573	$4,052	$2,296
Supplemental noncash disclosures:
Loans transferred to OREO	$37	$47	$692
Loans held for investment transferred to loans held for sale	$53,590	$229,105	$83,975
Assets transferred to assets held for sale	$—	$80,819	$—
Deposits transferred to deposits held for sale	$—	$10,434	$—
Lease liabilities arising from obtaining right-of-use assets	$3,507	$5,267	$19,571
Securities available for sale purchased, not settled	$11,998	$7,960	$—
Indemnification reduction	$—	$—	$35,633
Non-cash consideration received from sale of loan portfolio or disposal group	$—	$5,529	$—

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
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2023, 2022 and 2021.
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
Allowance for Credit Losses – Held to Maturity Securities
The allowance for credit losses on held to maturity securities is estimated on a collective basis by major security type. At December 31, 2023 and 2022, the Company’s held to maturity securities consisted of investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Accrued interest receivable is excluded from the estimate of credit losses.
Equity Securities
Equity securities with readily determinable fair values are recorded at fair value, with realized and unrealized gains and losses included in earnings. Equity securities without readily determinable fair values are recorded at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
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
Management occasionally transfers loans held for investment to loans held for sale. Gains or losses on the transfer of loans to loans held for sale are recorded in noninterest income in the consolidated statements of income unless such loans have experienced a decline in fair value due to credit quality concerns. For such transfers experiencing a decline in fair value due to credit quality, the Company first applies its charge-off policy which requires recognizing the confirmed loss via a charge-off against the allowance for credit losses which is measured as the excess of the loan's amortized cost basis over the loan's fair value. The charge-off is reflected as a write-down of the loan resulting in a new amortized cost basis. To the extent that the loan’s fair value loss has not already been provided for in the allowance for credit losses, an additional credit loss expense is made to provide sufficient allowance to absorb the charge-off. If the allowance for credit losses amount on the transferred loan at the transfer date to the held for sale category exceeds the amount of the charge-off, any remaining excess allowance for credit loss is reversed into earnings through credit loss expense. After the write-down is taken, the loans is transferred from held to investment to held for sale at its new amortized cost basis which approximates fair value.
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
Commercial — Commercial loans are loans for commercial, corporate and business purposes. The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and across a variety of industries. These loans include general commercial and industrial loans, loans to purchase capital equipment, and other business loans for working capital and operational purposes. Commercial loans are generally secured by accounts receivable, inventory and other business assets.
Agriculture — These are commercial loans made principally to finance agricultural operations.
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
Liquid Credit — Broadly syndicated leveraged loans collateralized by a variety of collateral types.
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
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and its amortized cost basis.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to January 1, 2023, a loan that had been modified or renewed was considered a troubled debt restructuring (“TDR”) when two conditions were met: 1) the borrower was experiencing financial difficulty and 2) concessions were made for the borrower's benefit that would not otherwise have been considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflected all effects of a TDR when an individual asset was specifically identified as a reasonably expected TDR. The Company had determined that a TDR was reasonably expected no later than the point when the lender concluded that modification was the best course of action and it was at least reasonably possible that the troubled borrower would accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs were evaluated individually to determine the required ACL.
Subsequent to December 31, 2022, the TDR concept, and its impact on the ACL calculation, was eliminated in favor of disclosure of loan modifications made to troubled borrowers. Such modifications made to troubled borrowers are now subject to the Company's standard ACL process as previously disclosed.
Paycheck Protection Program ("PPP")
With the passage of the PPP, the Company has actively participated in assisting its customers with applications for loans through the program.  Loans funded through the PPP program are fully guaranteed by the U.S. government subject to certain representations and warranties. This guarantee exists at the inception of the loans and throughout the lives of the loans and was not entered into separately and apart from the loans. ASC 326 requires credit enhancements that mitigate credit losses, such as the U.S. government guarantee on PPP loans, to be considered in estimating credit losses. The guarantee is considered “embedded” and, therefore, is considered when estimating credit loss on the PPP loans. Given that the loans are fully guaranteed by the U.S. government and absent any specific loss information on any of our PPP loans, the Company did not carry an ACL on its PPP loans at December 31, 2023 and 2022. The balance of PPP loans at December 31, 2023 was insignificant.
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
The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancellable, through a charge to credit loss expense in the Company’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.
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
Goodwill
Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. The Company evaluates goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. The Company’s annual goodwill impairment testing date is October 1st.
The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform the test for goodwill impairment (the qualitative method). If the qualitative method cannot be used or if it determines, based on the qualitative method, that the fair value is more likely than not less than the carrying amount, the Company compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the Company will record an impairment charge based on that difference. Our annual goodwill impairment test did not identify any goodwill impairment for the years ended December 31, 2023, 2022 and 2021.
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
Derivative Financial Instruments
The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. The Company did not have any derivatives at December 31, 2023 and 2022. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Unrealized gains or losses are reported as other comprehensive income or loss.
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
In the ordinary course of business, the Company generally does not sell or transfer non-impaired loans and deposits. As such, the disclosures that present the December 31, 2023 and 2022 estimated fair value for non-impaired loans and deposits are judgmental and may not represent amounts to be received if the Company were to sell or transfer such items.
Revenue from Contracts with Customers
See Note 23 – Revenue Recognition for information related to the Company's revenue recognition.
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
The Payments segment includes the operations of the TBK Bank's TriumphPay division, which is the payments network for presentment, audit, and payment of over-the-road trucking invoices. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. Payments’ factored receivables consist of (i) invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. Payments also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers.
The Corporate segment includes holding company financing and investment activities as well as management and administrative expenses that support the overall operations of the Company such as human resources, accounting, finance, risk management and information technology expense.
For further discussion of management's operating segments and allocation methodology, see Note 24 – Business Segment Information.
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
The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. Adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements. See Note 4 – Loans and Allowance for Credit Losses for new disclosures required by ASU 2022-02.
Newly Issued, But Not Yet Effective Accounting Standards
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 Requires public entities to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will update its segment related disclosures upon adoption.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for the Company for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company will update its income tax disclosures upon adoption.
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
The associated agreement contains a provision that in the event that a sold loan is prepaid in full prior to the due date of the final scheduled contractual payment, the Company will return a pro-rata portion of the premium calculated as of the date of such prepayment in full. As this transaction qualified as a sale of a group of entire financial assets, management must recognize, as proceeds, any assets obtained and liabilities incurred. Thus, management recorded a $708,000 liability for the potential return of premium measured at fair value as of the date of close. Management has elected the fair value option to account for the liability. It is recorded in other liabilities in the Company's Consolidated Balance Sheet and is marked to fair value through earnings at each reporting period and its balance was not significant at December 31, 2023 or 2022.
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
For further discussion of changes in the fair value of the revenue share provisions and the period end balance, see Note 16 – Fair Value Disclosures.
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
NOTE 3 — SECURITIES
Equity Securities with Readily Determinable Fair Values
The Company held equity securities with fair values of $4,488,000 and $5,191,000 at December 31, 2023 and 2022, respectively. The gross realized and unrealized gains (losses) recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

(Dollars in thousands)	2023	2022	2021
Unrealized gains (losses) on equity securities still held at the reporting date	$62	$(313)	$(322)
Realized gains (losses) on equity securities sold during the period	18	—	—
	$80	$(313)	$(322)

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Equity Securities without readily determinable fair value, at cost	$65,814	$39,019
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Equity Securities without readily determinable fair value, carrying value	$75,977	$49,182
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
The gross realized and unrealized gains (losses) recognized on equity securities without readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Unrealized gains (losses) on equity securities still held at the reporting date	$—	$10,163	$—
Realized gains (losses) on equity securities sold during the period	—	—	—
	$—	$10,163	$—
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's additional investment in WSI under the Investor Rights Agreement qualified as an orderly and observable transaction for an identical investment in WSI, therefore the fair value of the Company's original 8% common stock investment was required to be adjusted from $4,925,000 at March 31, 2022 to $15,088,000, resulting in a gain of $10,163,000 that was recorded in other noninterest income on the Company's consolidated statements of income during the year ended December 31, 2022. The Company's investment in WSI totaled $38,088,000 at December 31, 2023 and 2022 and has been allocated to the Payments segment.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	$60,411	$221	$(4,793)	$—	$55,839
Asset-backed securities	1,188	—	(18)	—	1,170
State and municipal	4,560	1	(46)	—	4,515
CLO Securities	235,484	1,137	(330)	—	236,291
Corporate bonds	268	7	—	—	275
SBA pooled securities	1,642	3	(91)	—	1,554
Total available for sale securities	$303,553	$1,369	$(5,278)	$—	$299,644

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2023
Held to maturity securities:
CLO securities	$6,167	$30	$(2,182)	$4,015
Allowance for credit losses	(3,190)
Total held to maturity securities, net of ACL	$2,977

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	$55,329	$235	$(4,931)	$—	$50,633
Asset-backed securities	6,389	—	(58)	—	6,331
State and municipal	13,553	1	(116)	—	13,438
CLO Securities	185,068	161	(4,218)	—	181,011
Corporate bonds	1,270	1	(8)	—	1,263
SBA pooled securities	1,910	29	(111)	—	1,828
Total available for sale securities	$263,519	$427	$(9,442)	$—	$254,504

(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2022
Held to maturity securities:
CLO securities	$6,521	$458	$(1,503)	$5,476
Allowance for credit losses	(2,444)
Total held to maturity securities, net of ACL	$4,077

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and estimated fair value of debt securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$357	$356	$—	$—
Due from one year to five years	2,434	2,404	4,766	2,584
Due from five years to ten years	69,494	69,516	1,401	1,431
Due after ten years	168,027	168,805	—	—
	240,312	241,081	6,167	4,015
Mortgage-backed securities, residential	60,411	55,839	—	—
Asset-backed securities	1,188	1,170	—	—
SBA pooled securities	1,642	1,554	—	—
	$303,553	$299,644	$6,167	$4,015
Proceeds from sales of debt securities and the associated gross gains and losses are as follows:

(Dollars in thousands)	2023	2022	2021
Proceeds	$15,996	$40,163	$—
Gross gains	103	2,514	—
Gross losses	—	—	—
Net gains and losses from calls of securities	(1)	(2)	5
Debt securities with a carrying amount of approximately $42,445,000 and $93,813,000 at December 31, 2023 and 2022, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $3,789,000 and $2,593,000 at December 31, 2023 and 2022, respectively, and was included in other assets in the Consolidated Balance Sheets.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	$13,157	$(312)	$32,885	$(4,481)	$46,042	$(4,793)
Asset-backed securities	1,170	(18)	—	—	1,170	(18)
State and municipal	975	(13)	2,424	(33)	3,399	(46)
CLO Securities	2,576	(13)	42,735	(317)	45,311	(330)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	216	(9)	1,059	(82)	1,275	(91)
Total available for sale securities	$18,094	$(365)	$79,103	$(4,913)	$97,197	$(5,278)

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available for sale securities:
Mortgage-backed securities, residential	26,030	(1,507)	15,828	(3,424)	41,858	(4,931)
Asset-backed securities	1,337	(52)	4,994	(6)	6,331	(58)
State and municipal	12,680	(116)	—	—	12,680	(116)
CLO Securities	151,572	(3,407)	19,439	(811)	171,011	(4,218)
Corporate bonds	261	(8)	—	—	261	(8)
SBA pooled securities	1,262	(111)	—	—	1,262	(111)
Total available for sale securities	$193,142	$(5,201)	$40,261	$(4,241)	$233,403	$(9,442)
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
At December 31, 2023, the Company had 97 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2023, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no losses have been recognized in the Company’s consolidated statements of income.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Year Ended December 31,
Held to Maturity CLO Securities	2023	2022	2021
Allowance for credit losses:
Beginning balance	$2,444	$2,082	$2,026
Credit loss expense (benefit)	746	362	56
Allowance for credit losses ending balance	$3,190	$2,444	$2,082
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At December 31, 2023 and 2022, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. As of December 31, 2023, $4,766,000 of the Company’s held to maturity securities were classified as nonaccrual.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	December 31, 2023	December 31, 2022
1-4 family residential	$1,230	$—
Commercial	6	5,641
Total loans held for sale	$1,236	$5,641
Loans Held for Investment and Allowance for Credit Losses
The following table presents the amortized cost and unpaid principal for loans held for investment:

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$812,704	$813,623	$(919)	$678,144	$679,239	$(1,095)
Construction, land development, land	136,720	137,209	(489)	90,976	91,147	(171)
1-4 family residential properties	125,916	126,096	(180)	125,981	126,185	(204)
Farmland	63,568	63,728	(160)	68,934	69,185	(251)
Commercial	1,170,365	1,176,243	(5,878)	1,251,110	1,262,493	(11,383)
Factored receivables	1,116,654	1,119,544	(2,890)	1,237,449	1,241,032	(3,583)
Consumer	8,326	8,328	(2)	8,868	8,871	(3)
Mortgage warehouse	728,847	728,847	—	658,829	658,829	—
Total	4,163,100	$4,173,618	$(10,518)	4,120,291	$4,136,981	$(16,690)
Allowance for credit losses	(35,219)			(42,807)
	$4,127,881			$4,077,484
The difference between the amortized cost and unpaid principal balance is due to (1) premiums and discounts associated with acquired loans totaling $6,861,000 and $13,383,000 at December 31, 2023 and 2022, respectively, and (2) net deferred origination and factoring fees totaling $3,657,000 and $3,307,000 at December 31, 2023 and 2022, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $30,686,000 and $19,279,000 at December 31, 2023 and 2022, respectively, and was included in other assets in the Consolidated Balance Sheets.
As of December 31, 2023, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (17%), Colorado (15%), Illinois (12%), and Iowa (6%), make up 50% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2022, the states of Texas (23%), Colorado (11%), Illinois (11%), and Iowa (6%) made up 51% of the Company’s gross loans, excluding factored receivables.
A majority (97%) of the Company’s factored receivables, representing approximately 26% of the total loan portfolio as of December 31, 2023, are transportation receivables. At December 31, 2022, 96% of our factored receivables, representing approximately 29% of our total loan portfolio, were transportation receivables.
At December 31, 2023 and 2022, the Company had $253,492,000 and $249,288,000, respectively, of customer reserves associated with factored receivables which are held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer and are periodically released to or withdrawn by customers. Customer reserves are reported as deposits in the consolidated balance sheets.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2023 and 2022 the balance of the Over-Formula Advance Portfolio, acquired from Transport Financial Solutions during 2020, included in factored receivables was $3,151,000 and $8,202,000, respectively. These amounts were fully reserved at both dates. During the year ended December 31, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused the Company to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3,330,000; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed the Company for $1,665,000 of this charge-off.
As of December 31, 2023 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of December 31, 2023.
Loans with carrying amounts of $1,588,532,000 and $1,356,922,000 at December 31, 2023 and 2022, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2023
Commercial real estate	$4,459	$1,593	$(108)	$86	$6,030
Construction, land development, land	1,155	(195)	—	5	965
1-4 family residential properties	838	82	(5)	12	927
Farmland	483	(41)	—	—	442
Commercial	15,918	7,712	(9,804)	234	14,060
Factored receivables	19,121	2,961	(10,997)	811	11,896
Consumer	175	44	(563)	515	171
Mortgage warehouse	658	70	—	—	728
	$42,807	$12,226	$(21,477)	$1,663	$35,219

(Dollars in thousands)	Beginning Balance	Credit Loss Expense (Benefit)	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2022
Commercial real estate	$3,961	$546	$(108)	$60	$4,459
Construction, land development, land	827	323	—	5	1,155
1-4 family residential properties	468	363	—	7	838
Farmland	562	(79)	—	—	483
Commercial	14,485	2,713	(2,205)	925	15,918
Factored receivables	20,915	3,045	(5,853)	1,014	19,121
Consumer	226	239	(435)	145	175
Mortgage warehouse	769	(111)	—	—	658
	$42,213	$7,039	$(8,601)	$2,156	$42,807

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Beginning Balance	Provision	Charge-offs	Recoveries	Ending Balance
Year ended December 31, 2021
Commercial real estate	$10,182	$(6,214)	$(17)	$10	$3,961
Construction, land development, land	3,418	(2,584)	(12)	5	827
1-4 family residential properties	1,225	(849)	(34)	126	468
Farmland	832	(270)	—	—	562
Commercial	22,040	(7,725)	(481)	651	14,485
Factored receivables	56,463	10,038	(46,043)	457	20,915
Consumer	542	(92)	(359)	135	226
Mortgage warehouse	1,037	(268)	—	—	769
	$95,739	$(7,964)	$(46,946)	$1,384	$42,213
The decrease in required ACL during the year ended December 31, 2023 is a function of net charge-offs of $19,814,000 and credit loss expense of $12,226,000.
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

For all DCF models at December 31, 2023, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At December 31, 2023 as compared to December 31, 2022, the Company's forecasted national unemployment and one-year percentage change in national retail sales were virtually unchanged. The Company projected modest increases in one-year percentage change in the national home price index and one-year percentage change in national gross domestic product. At December 31, 2023 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first two projected quarters followed by a decline to negative levels over the last two projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected a positive increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter. At December 31, 2023, the Company slowed its historical prepayment speeds in response to the expected interest rate environment in the macro economy.

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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2023, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $1,978,000. Changes in the loan volume and mix of our portfolio decreased the required ACL by $2,325,000 and specific reserves decreased $7,241,000. Net charge-offs during the period were $19,814,000.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
December 31, 2023
Commercial real estate	$2,518	$—	$—	$—	$2,518	$777
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	1,156	—	—	22	1,178	113
Farmland	291	—	—	677	968	—
Commercial	920	—	18,259	21,772	40,951	3,322
Factored receivables	—	39,577	—	—	39,577	6,717
Consumer	—	—	—	133	133	—
Mortgage warehouse	—	—	—	—	—	—
Total	$4,885	$39,577	$18,259	$22,604	$85,325	$10,929
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.
At December 31, 2023 the balance of the Over-Formula Advance Portfolio included in factored receivables was $3,151,000 and was fully reserved. At December 31, 2023 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2023
Commercial real estate	$—	$74	$1,369	$1,443	$811,261	$812,704	$—
Construction, land development, land	—	—	—	—	136,720	136,720	—
1-4 family residential properties	680	639	309	1,628	124,288	125,916	—
Farmland	173	—	—	173	63,395	63,568	—
Commercial	4,585	4,699	5,423	14,707	1,155,658	1,170,365	—
Factored receivables	32,177	6,438	26,332	64,947	1,051,707	1,116,654	26,332
Consumer	44	96	31	171	8,155	8,326	—
Mortgage warehouse	—	—	—	—	728,847	728,847	—
	$37,659	$11,946	$33,464	$83,069	$4,080,031	$4,163,100	$26,332

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More Still Accruing
December 31, 2022
Commercial real estate	$1,301	$—	$455	$1,756	$676,388	$678,144	$—
Construction, land development, land	—	—	145	145	90,831	90,976	—
1-4 family residential properties	936	531	776	2,243	123,738	125,981	—
Farmland	—	—	—	—	68,934	68,934	—
Commercial	1,630	3,139	2,847	7,616	1,243,494	1,251,110	—
Factored receivables	42,797	12,651	37,142	92,590	1,144,859	1,237,449	37,142
Consumer	52	41	2	95	8,773	8,868	—
Mortgage warehouse	—	—	—	—	658,829	658,829	—
	$46,716	$16,362	$41,367	$104,445	$4,015,846	$4,120,291	$37,142
At December 31, 2023 and 2022, total past due Over-Formula Advances recorded in factored receivables was $3,151,000 and $8,202,000, respectively, all of which was considered past due 90 days or more. At December 31, 2023 and 2022, the Misdirected Payments totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$2,447	$190	$871	$319
Construction, land development, land	—	—	150	150
1-4 family residential	1,178	1,028	1,391	1,238
Farmland	968	968	400	400
Commercial	40,951	33,188	15,393	3,662
Factored receivables	—	—	—	—
Consumer	133	133	91	91
Mortgage warehouse	—	—	—	—
	$45,677	$35,507	$18,296	$5,860
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Commercial real estate	$17	$—	$8
Construction, land development, land	—	2	—
1-4 family residential	8	1	3
Farmland	57	—	6
Commercial	105	28	36
Factored receivables	—	—	—
Consumer	4	—	3
Mortgage warehouse	—	—	—
	$191	$31	$56
There was no interest earned on nonaccrual loans during the years ended December 31, 2023, 2022, and 2021.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Nonaccrual loans	$45,677	$18,296
Factored receivables greater than 90 days past due	23,181	28,940
Other nonperforming factored receivables(1)	—	491
Troubled debt restructurings accruing interest	—	503
	$68,858	$48,230
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of December 31, 2023 and 2022, based on the most recent analysis performed, the risk category of loans is as follows:

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$244,388	$119,169	$98,484	$116,078	$16,351	$34,724	$88,547	$159	$717,900
Classified	91,456	665	1,630	1,016	37	—	—	—	94,804
Total commercial real estate	$335,844	$119,834	$100,114	$117,094	$16,388	$34,724	$88,547	$159	$812,704
YTD gross charge-offs	$108	$—	$—	$—	$—	$—	$—	$—	$108

Construction, land development, land
Pass	$91,557	$34,683	$1,668	$2,996	$2,928	$276	$2,612	$—	$136,720
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$91,557	$34,683	$1,668	$2,996	$2,928	$276	$2,612	$—	$136,720
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$22,637	$16,336	$19,542	$7,229	$2,462	$20,950	$35,373	$174	$124,703
Classified	296	1	99	—	40	590	187	—	1,213
Total 1-4 family residential	$22,933	$16,337	$19,641	$7,229	$2,502	$21,540	$35,560	$174	$125,916
YTD gross charge-offs	$5	$—	$—	$—	$—	$—	$—	$—	$5

Farmland
Pass	$13,140	$13,628	$5,586	$7,876	$2,296	$18,542	$1,359	$155	$62,582
Classified	677	—	—	18	86	205	—	—	986
Total farmland	$13,817	$13,628	$5,586	$7,894	$2,382	$18,747	$1,359	$155	$63,568
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$269,496	$196,731	$79,125	$61,440	$24,583	$10,476	$472,269	$370	$1,114,490
Classified	27,547	19,441	5,462	3,291	24	80	30	—	55,875
Total commercial	$297,043	$216,172	$84,587	$64,731	$24,607	$10,556	$472,299	$370	$1,170,365
YTD gross charge-offs	$100	$4,619	$4,493	$499	$44	$49	$—	$—	$9,804

Factored receivables
Pass	$1,075,428	$—	$—	$3,151	$—	$—	$—	$—	$1,078,579
Classified	18,714	—	—	19,361	—	—	—	—	38,075
Total factored receivables	$1,094,142	$—	$—	$22,512	$—	$—	$—	$—	$1,116,654
YTD gross charge-offs	$5,374	$2,293	$—	$3,330	$—	$—	$—	$—	$10,997

Consumer
Pass	$4,141	$1,442	$593	$406	$83	$1,488	$40	$—	$8,193
Classified	19	—	83	1	—	30	—	—	133
Total consumer	$4,160	$1,442	$676	$407	$83	$1,518	$40	$—	$8,326
YTD gross charge-offs	$519	$25	$12	$3	$—	$4	$—	$—	$563

Mortgage warehouse
Pass	$728,847	$—	$—	$—	$—	$—	$—	$—	$728,847
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$728,847	$—	$—	$—	$—	$—	$—	$—	$728,847
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,449,634	$381,989	$204,998	$199,176	$48,703	$86,456	$600,200	$858	$3,972,014
Classified	138,709	20,107	7,274	23,687	187	905	217	—	191,086
Total loans	$2,588,343	$402,096	$212,272	$222,863	$48,890	$87,361	$600,417	$858	$4,163,100
YTD gross charge-offs	$6,106	$6,937	$4,505	$3,832	$44	$53	$—	$—	$21,477

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial real estate
Pass	$231,427	$156,895	$198,541	$28,033	$17,786	$35,658	$3,675	$—	$672,015
Classified	3,668	551	1,855	39	—	16	—	—	6,129
Total commercial real estate	$235,095	$157,446	$200,396	$28,072	$17,786	$35,674	$3,675	$—	$678,144

Construction, land development, land
Pass	$71,236	$11,328	$4,535	$3,186	$35	$506	$—	$—	$90,826
Classified	—	—	5	—	—	145	—	—	150
Total construction, land development, land	$71,236	$11,328	$4,540	$3,186	$35	$651	$—	$—	$90,976

1-4 family residential
Pass	$26,306	$22,639	$9,536	$2,929	$3,528	$20,910	$38,361	$300	$124,509
Classified	137	199	7	53	1	1,006	69	—	1,472
Total 1-4 family residential	$26,443	$22,838	$9,543	$2,982	$3,529	$21,916	$38,430	$300	$125,981

Farmland
Pass	$18,190	$7,291	$10,027	$2,699	$6,742	$18,569	$1,016	$204	$64,738
Classified	1,062	2,796	120	108	—	110	—	—	4,196
Total farmland	$19,252	$10,087	$10,147	$2,807	$6,742	$18,679	$1,016	$204	$68,934

Commercial
Pass	$358,983	$181,933	$136,635	$41,912	$5,842	$12,145	$486,889	$161	$1,224,500
Classified	10,721	10,579	3,767	1,038	96	116	293	—	26,610
Total commercial	$369,704	$192,512	$140,402	$42,950	$5,938	$12,261	$487,182	$161	$1,251,110

Factored receivables
Pass	$1,196,912	$—	$7,710	$—	$—	$—	$—	$—	$1,204,622
Classified	12,974	—	19,853	—	—	—	—	—	32,827
Total factored receivables	$1,209,886	$—	$27,563	$—	$—	$—	$—	$—	$1,237,449

Consumer
Pass	$2,768	$1,981	$894	$304	$266	$2,418	$147	$—	$8,778
Classified	—	1	2	—	8	79	—	—	90
Total consumer	$2,768	$1,982	$896	$304	$274	$2,497	$147	$—	$8,868

Mortgage warehouse
Pass	$658,829	$—	$—	$—	$—	$—	$—	$—	$658,829
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$658,829	$—	$—	$—	$—	$—	$—	$—	$658,829

Total loans
Pass	$2,564,651	$382,067	$367,878	$79,063	$34,199	$90,206	$530,088	$665	$4,048,817
Classified	28,562	14,126	25,609	1,238	105	1,472	362	—	71,474
Total loans	$2,593,213	$396,193	$393,487	$80,301	$34,304	$91,678	$530,450	$665	$4,120,291

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis at the end of the reporting period of the loans modifications to borrowers experiencing financial difficulty:

	Term Extension
	Year Ended December 31, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio
Commercial real estate	$415	0.1%
1-4 family residential	271	0.2%
Farmland	604	1.0%
Commercial	1,548	0.1%
	$2,838	0.1%

	Payment Delay
	Year Ended December 31, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio
Commercial	22,547	1.9%
	$22,547	0.5%

	Term Extension and Rate Reduction
	Year Ended December 31, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio
Commercial real estate	$83,349	10.3%
Commercial	496	—%
	$83,845	2.0%

	Payment Delay and Rate Reduction
	Year Ended December 31, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio
Commercial real estate	$23,001	2.8%
	$23,001	0.6%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Year Ended December 31, 2023
Commercial real estate	Modification added a weighted average 1.1 years to the life of the modified loans.
1-4 family residential	Modification added a weighted average 0.5 years to the life of the modified loans.
Farmland	Modification added a weighted average 0.5 years to the life of the modified loans.
Commercial	Modification added a weighted average 1.5 years to the life of the modified loans.

Payment Delay
Year Ended December 31, 2023
Commercial	Modification provided a weighted average payment delay of 0.6 years.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term Extension and Rate Reduction
Year Ended December 31, 2023
Commercial real estate	Modification added a weighted average 0.5 years to the life of the modified loans and reduced the weighted average contractual interest rate from 10.1% to 5.1%.
Commercial	Modification added a weighted average 0.3 years to the life of the modified loans and reduced the weighted average contractual interest rate from 10.5% to 9.5%.

Payment Delay and Rate Reduction
Year Ended December 31, 2023
Commercial real estate	Modification provided a weighted average payment delay of 0.8 years and reduced the weighted average contractual interest rate from 9.4% to 6.0%.
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.
The following table presents the payment status of loans that have been modified in the last twelve months:

	December 31, 2023
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More
Commercial real estate	$106,765	$—	$—
1-4 family residential	271	—	—
Farmland	604	—	—
Commercial	23,838	753	—
	$131,478	$753	$—
At December 31, 2023, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were no loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.
Residential Real Estate Loans In Process of Foreclosure
At December 31, 2023 and 2022, the Company had $0 and $129,000, respectively, in 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 5 — OTHER REAL ESTATE OWNED
Other real estate owned activity was as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Beginning balance	$—	$524	$1,432
Loans transferred to OREO	37	47	692
Net OREO gains (losses) and valuation adjustments	—	(133)	(347)
Sales of OREO	—	(438)	(1,253)
Ending balance	$37	$—	$524

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — PREMISES AND EQUIPMENT
Premises and Equipment
Premises and equipment consisted of the following:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Land	$13,080	$13,080
Buildings	58,282	55,001
Leasehold improvements	39,499	37,406
Automobiles and aircraft	22,966	9,929
Furniture, fixtures and equipment	40,814	35,465
	174,641	150,881
Accumulated depreciation	(61,184)	(47,542)
	$113,457	$103,339
Depreciation expense was $13,801,000, $13,302,000 and $12,037,000 for the years ended December 31, 2023, 2022, and 2021, respectively.
Leases
The Company leases certain premises and equipment under operating leases. At December 31, 2023 and 2022, the Company had lease liabilities totaling $32,311,000 and $34,035,000, respectively, and right-of-use assets totaling $29,527,000 and $30,973,000, respectively, related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the years ended December 31, 2023 and 2022, the weighted average remaining lease term for operating leases was 6.59 and 7.7 years, respectively, and the weighted average discount rate used in the measurement of operating lease liabilities was 3.0% and 2.9%, respectively.
Lease costs were as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Operating lease cost	$5,294	$4,242	$4,538
Short-term lease cost	460	—	—
Variable lease cost	145	880	443
Total lease cost	$5,899	$5,122	$4,981
There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2023. At December 31, 2023, the Company did not have any leases that had not yet commenced, but will create significant rights and obligations for the Company.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	December 31, 2023
Lease payments due:
Within one year	$6,443
After one but within two years	6,299
After two but within three years	5,376
After three but within four years	4,856
After four but within five years	3,979
After five years	8,971
Total undiscounted cash flows	35,924
Discount on cash flows	(3,613)
Total lease liability	$32,311
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Goodwill	$233,709	$233,709

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(38,084)	$5,494	$43,578	$(35,347)	$8,231
Software intangible asset	16,932	(10,935)	5,997	16,932	(6,702)	10,230
Other intangible assets	33,452	(21,297)	12,155	30,410	(16,813)	13,597
	$93,962	$(70,316)	$23,646	$90,920	$(58,862)	$32,058
The changes in goodwill and intangible assets by operating segment during the year are as follows:

(Dollars in thousands)
December 31, 2023	Banking	Factoring	Payments	Corporate	Total
Beginning balance	$116,296	$60,982	$88,389	$100	$265,767
Acquired intangibles	—	—	3,042	—	3,042
Amortization of intangibles	(2,950)	(1,821)	(6,683)	—	(11,454)
Ending balance	$113,346	$59,161	$84,748	$100	$257,355

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Total
Beginning balance	$119,306	$63,275	$94,275	$—	$276,856
Acquired goodwill - measurement period adjustment	—	—	(18)	—	(18)
Acquired intangibles	751	—	—	100	851
Amortization of intangibles	(3,761)	(2,293)	(5,868)	—	(11,922)
Ending balance	$116,296	$60,982	$88,389	$100	$265,767

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
Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company assesses goodwill for impairment at its reporting units that contain goodwill, Banking, Factoring, and Payments. A quantitative goodwill impairment test was performed on the Company's reporting units as of October 1, 2023 which indicated that the fair value of the reporting units exceeded the reporting units' carrying value.
After performing an impairment test of intangible assets during the years ended December 31, 2023, 2022, and 2021, it was determined that no indicators of impairment were present and thus, no intangible asset impairment charge was recorded.
Except for software intangible assets that are amortized utilizing a straight line method, material acquired intangible assets are being amortized utilizing an accelerated method over their estimated useful lives. The useful lives of the Company's intangible assets range from 4 to 11 years.
The future amortization schedule for the Company’s intangible assets with finite lives is as follows:

(Dollars in thousands)
2024	$10,312
2025	5,735
2026	2,611
2027	1,681
2028	1,007
Thereafter	1,449
$22,795
Amortization schedule excludes $851,000 of indefinite lived intangible assets.
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
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $2,977,000 and $4,077,000 at December 31, 2023 and 2022, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company did not have any derivative financial instruments at December 31, 2023 and 2022.

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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — DEPOSITS
Deposits are summarized as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Noninterest-bearing demand	$1,632,022	$1,756,680
Interest-bearing demand	757,455	856,512
Individual retirement accounts	52,195	68,125
Money market	568,772	508,534
Savings	555,047	551,780
Certificates of deposit	265,525	319,150
Brokered time deposits	146,458	110,555
Other brokered deposits	4	—
Total deposits	$3,977,478	$4,171,336
At December 31, 2023, scheduled maturities of time deposits, including certificates of deposits, individual retirement accounts and brokered time deposits, are as follows:

(Dollars in thousands)	December 31, 2023
Within one year	$423,753
After one but within two years	27,762
After two but within three years	6,651
After three but within four years	4,043
After four but within five years	1,969
Total	$464,178
Time deposits, including individual retirement accounts, certificates of deposit, and brokered time deposits, with individual balances of $250,000 and greater totaled $66,172,000 and $58,462,000 at December 31, 2023 and 2022, respectively.
NOTE 11 — BORROWINGS AND BORROWING CAPACITY
Customer Repurchase Agreements
Customer repurchase agreements are overnight customer sweep arrangements. Information concerning customer repurchase agreements is summarized as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Amount outstanding at end of the year	$—	$340
Weighted average interest rate at end of the year	—%	0.03%
Average daily balance during the year	$723	$6,701
Weighted average interest rate during the year	0.03%	0.03%
Maximum month-end balance during the year	$3,208	$13,463
Customer repurchase agreements are secured by pledged securities with carrying amounts as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Asset-backed securities	$—	$4,994

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FHLB Advances
FHLB advances are collateralized by assets, including a blanket pledge of certain loans. FHLB advances and weighted average interest rates at end of period by contractual maturity are summarized as follows:

	Fixed Rate		Variable Rate
(Dollars in thousands)	Balance Outstanding	Weighted Average Interest Rate	Balance Outstanding	Weighted Average Interest Rate
2023	$225,000	5.65%	$—	—%
2027	—	—%	30,000	5.64%
	$225,000	5.65%	$30,000	5.64%
Information concerning FHLB advances is summarized as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Amount outstanding at end of the year	$255,000	$30,000
Weighted average interest rate at end of the year	5.65%	4.25%
Average daily balance during the year	$194,795	$69,658
Weighted average interest rate during the year	5.30%	1.19%
Maximum month-end balance during the year	$530,000	$230,000
The Company’s unused borrowing capacity with the FHLB is as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Borrowing capacity	$842,016	$676,307
Borrowings outstanding	(255,000)	(30,000)
Unused borrowing capacity	$587,016	$646,307
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
Information concerning borrowings under the PPPLF is summarized as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Amount outstanding at end of period	$—	$—	$27,144
Weighted average interest rate at end of period	—%	—%	0.35%
Average amount outstanding during the period	—	670	118,880
Weighted average interest rate during the period	—%	0.32%	0.35%
Highest month end balance during the period	—	—	181,635
There were no PPPLF borrowings outstanding at December 31, 2023 and 2022.
Federal Funds Purchased
The Company had no federal funds purchased at December 31, 2023 and 2022. However, as of December 31, 2023, the Company had unsecured federal funds lines of credit with seven unaffiliated banks totaling $227,500,000.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Federal Reserve Bank Discount Window
The Company has entered into agreements with the Federal Reserve Bank of Dallas to borrow from its discount window. The Company had no Federal Reserve Bank discount window borrowings outstanding at December 31, 2023 and 2022. At December 31, 2023, the Company had $569,858,000 of unused borrowing capacity from the Federal Reserve Bank discount window, to which the Company pledged loans with an outstanding balance of $745,799,000.
Subordinated Notes
The following provides a summary of the Company’s subordinated notes:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$39,180	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	69,498	2031	3.500%	9/01/2026	Three Month SOFR plus 2.860%	$1,776
	$109,500	$108,678
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
The Subordinated Notes are included on the consolidated balance sheets as liabilities at their carrying values; however, for regulatory purposes, the $108,678,000 and $107,800,000 carrying value of these obligations at December 31, 2023 and 2022, respectively, were eligible for inclusion in Tier 2 regulatory capital. Issuance costs related to the Subordinated Notes have been netted against the subordinated notes liability on the balance sheet. The debt issuance costs are being amortized using the effective interest method through maturity and recognized as a component of interest expense.
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
Junior Subordinated Debentures
The following provides a summary of the Company’s junior subordinated debentures:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate At December 31, 2023
National Bancshares Capital Trust II	$15,464	$13,632	September 2033	Three Month SOFR + 3.26%	8.65%
National Bancshares Capital Trust III	17,526	13,640	July 2036	Three Month SOFR + 1.64%	7.30%
ColoEast Capital Trust I	5,155	3,838	September 2035	Three Month SOFR + 1.86%	7.19%
ColoEast Capital Trust II	6,700	4,958	March 2037	Three Month SOFR + 2.05%	7.38%
Valley Bancorp Statutory Trust I	3,093	2,921	September 2032	Three Month SOFR + 3.66%	9.02%
Valley Bancorp Statutory Trust II	3,093	2,751	July 2034	Three Month SOFR + 3.01%	8.39%
	$51,031	$41,740

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
The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $41,740,000 and $41,158,000 was allowed in the calculation of Tier I regulatory capital as of December 31, 2023 and 2022, respectively.
NOTE 12 — EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company sponsors a 401(k) benefit plan that allows employee contributions up to the maximum tax-deferred limitations established by the Internal Revenue Code, which are matched by the Company equal to 100% of the first 4% of the compensation contributed. Expense related to the 401(k) matching contributions for the years ended December 31, 2023, 2022, and 2021 was $4,320,000, $3,569,000 and $2,976,000, respectively.
NOTE 13 — INCOME TAXES
Income tax expense consisted of the following:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income tax expense:
Current	$5,195	$36,472	$37,812
Deferred	6,549	(1,828)	(5,832)
Change in valuation allowance for deferred tax asset	(10)	49	—
Income tax expense	$11,734	$34,693	$31,980

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective tax rates differ from federal statutory rates applied to income before income taxes due to the following:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Tax provision computed at federal statutory rate	$11,091	$28,771	$30,440
Effect of:
State taxes, net	1,920	4,849	3,335
Stock-based compensation	(2,661)	(369)	(1,778)
Non-deductible executive compensation	1,943	1,510	492
Non-deductible meals and entertainment	808	441	508
Federal tax credits	(835)	(372)	(372)
Bank-owned life insurance	(78)	(89)	(332)
Tax exempt interest	(60)	(100)	(201)
Change in valuation allowance for deferred tax asset	(10)	49	—
Other	(384)	3	(112)
Income tax expense	$11,734	$34,693	$31,980
Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in thousands)	2023	2022
Deferred tax assets
Federal net operating loss carryforwards	$5,562	$6,396
State net operating loss carryforwards	1,502	1,534
Stock-based compensation	3,658	7,825
Unrealized loss on securities available for sale	936	2,163
Allowance for credit losses	10,098	11,825
Accrued liabilities	5,362	4,179
Lease liability	7,620	8,062
Other	6,594	3,405
Total deferred tax assets	41,332	45,389
Deferred tax liabilities
Goodwill and intangible assets	10,328	9,934
Fair value adjustment on junior subordinated debentures	2,103	2,237
Premises and equipment	10,220	6,339
Acquired loan basis	331	371
Lease right-of-use asset	6,988	7,339
Indemnification asset	358	935
Other	1,887	1,434
Total deferred tax liabilities	32,215	28,589
Net deferred tax asset before valuation allowance	9,117	16,800
Valuation allowance	(317)	(327)
Net deferred tax asset	$8,800	$16,473
The Company's federal and state net operating loss carryforwards as of December 31, 2023 were $26,484,000 and $26,220,000, respectively, which will expire at various dates from 2031 through 2035, with the exception of $15,855,000 of net operating loss carryforwards that will not expire. The Company has a valuation allowance on certain net operating loss carryforwards that are not expected to be realized before expiration.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's federal and state net operating loss carryforwards as of December 31, 2022 were $30,458,000 and $26,695,000, respectively.
An Internal Revenue Code Section 382 (“Section 382”) ownership change was triggered as part of previous acquisitions. A significant portion of the deferred tax asset relating to the Company's net operating loss carryforwards is subject to the annual limitation rules under Section 382. The utilization of tax carryforward attributes acquired from the EJ Financial Corp. (2010) acquisition is subject to an annual limitation of $341,000, with $2,326,000 of carryforwards remaining at December 31, 2023. The utilization of tax carryforward attributes acquired from the National Bancshares, Inc. (2013) acquisition is subject to an annual limitation of $2,040,000, with $9,896,000 of carryforwards remaining at December 31, 2023. The utilization of tax carryforward attributes acquired from HubTran, Inc. (2021) is subject to an annual limitation of $1,594,000, with $14,262,000 of carryforwards remaining at December 31, 2023.
The utilization of deferred tax assets related to the state net operating loss and tax credit carryforwards acquired from the ColoEast (2016) stock acquisition are subject to an annual limitation of $1,906,000 under Section 382 rules, with $2,445,000 of state carryforwards remaining at December 31, 2023.
At December 31, 2023 and 2022, the Company had no amounts recorded for uncertain tax positions and does not expect any material changes in uncertain tax benefits during the next 12 months. The Company recognizes interest and penalties related to income tax matters in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax in various states. The Company is generally not subject to examination by taxing authorities for years prior to 2020.
NOTE 14 — LEGAL CONTINGENCIES
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
Additionally, other various legal claims arise from time to time in the normal course of business which, in the opinion of management as of December 31, 2023, will have no material effect on the Company’s consolidated financial statements.
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$53,822	$527,300	$581,122	$1,417	$487,965	$489,382
Standby letters of credit	$15,013	$9,356	$24,369	$12,309	$4,897	$17,206
Commitments to purchase loans	$—	$17,125	$17,125	$—	$53,572	$53,572
Mortgage warehouse commitments	$—	$895,896	$895,896	$—	$1,055,117	$1,055,117
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At December 31, 2023 and 2022, the allowance for credit losses on off balance sheet credit exposures totaled $2,838,000 and $3,606,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Credit loss expense (benefit)	$(769)	$(476)	$(922)
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities measured at estimated fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$55,839	$—	$55,839
Asset-backed securities	—	1,170	—	1,170
State and municipal	—	4,515	—	4,515
CLO securities	—	236,291	—	236,291
Corporate bonds	—	275	—	275
SBA pooled securities	—	1,554	—	1,554
	$—	$299,644	$—	$299,644

Equity securities with readily determinable fair values
Mutual fund	$4,488	$—	$—	$4,488

Loans held for sale	$—	$1,236	$—	$1,236

Indemnification asset	$—	$—	$1,497	$1,497

Revenue share asset	$—	$—	$2,516	$2,516

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$50,633	$—	$50,633
Asset-backed securities	—	6,331	—	6,331
State and municipal	—	13,438	—	13,438
CLO Securities	—	181,011	—	181,011
Corporate bonds	—	1,263	—	1,263
SBA pooled securities	—	1,828	—	1,828
	$—	$254,504	$—	$254,504

Equity securities with readily determinable fair values
Mutual fund	$5,191	$—	$—	$5,191

Loans held for sale	$—	$5,641	$—	$5,641

Indemnification asset	$—	$—	$3,896	$3,896

Revenue share asset	$—	$—	$5,515	$5,515
There were no transfers between levels for the years ended December 31, 2023 and 2022.
The Company used the following methods and assumptions to estimate fair value of financial instruments that are measured at fair value on a recurring basis:
Securities available for sale – The estimated fair values of debt securities available for sale are determined by third-party matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Equity securities with readily determinable fair values – The fair values of equity securities are determined based on quoted market prices in active markets and are classified in Level 1 of the valuation hierarchy.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans held for sale – The estimated fair value of loans held for sale is determined using commitments on hand from investors or prevailing market prices and are classified in Level 2 of the valuation hierarchy.
Indemnification Asset
The estimated fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income within the Consolidated Statements of Income. The indemnification asset estimated fair value is considered a Level 3 classification. At December 31, 2023 and 2022, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were $1,575,000 and $4,101,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset.
A reconciliation of the opening balance to the closing balance of the estimated fair value of the indemnification asset is as follows:

(Dollars in thousands)	2023	2022	2021
Beginning balance	$3,896	$4,786	$36,225
Indemnification asset recognized in business combination	—	—	—
Change in estimated fair value of indemnification asset recognized in earnings	(734)	(890)	4,194
Indemnification recognized	(1,665)	—	(35,633)
Ending balance	$1,497	$3,896	$4,786
Revenue Share Asset
On June 30, 2022 and September 6, 2022, the Company entered into and closed two separate agreements to sell two separate portfolios of factored receivables. The June 30, 2022 agreement contains revenue share provisions that entitles the Company to an amount equal to fifteen percent of the future gross monthly revenue of the clients associated with the sold factored receivable portfolio. The September 6, 2022 agreement contains revenue share provisions that entitles the Company to an amount ranging from fifteen to twenty percent, depending on the client, of the future gross monthly revenue of the clients associated with the sold factored receivable portfolio. The estimated fair value of the revenue share assets is calculated each reporting period, and changes in the estimated fair value of the revenue share assets are recorded in noninterest income in the consolidated statements of income. The revenue share asset estimated fair value is considered a Level 3 classification.
At December 31, 2023 and 2022, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue was $3,329,000 and $7,613,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the estimated fair value of the revenue share asset is as follows:

(Dollars in thousands)	2023	2022	2021
Beginning balance	$5,515	$—	$—
Revenue share asset recognized	—	6,237	—
Change in estimated fair value of revenue share asset recognized in earnings	(1,743)	(62)	—
Revenue share payments received	(1,256)	(660)	—
Ending balance	$2,516	$5,515	$—

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets measured at estimated fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2023 and 2022.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$1,480	$1,480
1-4 family residential	—	—	37	37
Commercial	—	—	20,870	20,870
Factored receivables	—	—	32,860	32,860
	$—	$—	$55,247	$55,247

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2022	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$269	$269
1-4 family residential	—	—	46	46
Commercial	—	—	6,994	6,994
Factored receivables	—	—	29,367	29,367

Equity investment without readily determinable fair value	38,088	—	—	38,088
	$38,088	$—	$36,676	$74,764
Collateral Dependent Loans Specific Allocation of ACL
A loan is considered to be a collateral dependent loan when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. The ACL is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the underlying estimated fair value of the loan’s collateral. For real estate loans, estimated fair value of the loan’s collateral is determined by third-party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. For non-real estate loans, estimated fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis were as follows:

	December 31, 2023
	Carrying Amount	Fair Value Measurements Using			Total Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$286,635	$286,635	$—	$—	$286,635
Securities - held to maturity	2,977	—	—	4,015	4,015
Loans not previously presented, gross	4,107,853	105,145	—	3,944,193	4,049,338
FHLB and other restricted stock	14,278	N/A	N/A	N/A	N/A
Accrued interest receivable	34,597	34,597	—	—	34,597

Financial liabilities:
Deposits	3,977,478	—	3,971,391	—	3,971,391
Federal Home Loan Bank advances	255,000	—	255,000	—	255,000
Subordinated notes	108,678	—	90,084	—	90,084
Junior subordinated debentures	41,740	—	43,072	—	43,072
Accrued interest payable	7,429	7,429	—	—	7,429

	December 31, 2022
	Carrying Amount	Fair Value Measurements Using			Total Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$408,182	$408,182	$—	$—	$408,182
Securities - held to maturity	4,077	—	—	5,476	5,476
Loans not previously presented, gross	4,088,411	187,729	—	3,805,701	3,993,430
FHLB and other restricted stock	6,252	N/A	N/A	N/A	N/A
Accrued interest receivable	21,977	21,977	—	—	21,977

Financial liabilities:
Deposits	4,171,336	—	4,159,695	—	4,159,695
Customer repurchase agreements	340	—	340	—	340
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	107,800	—	104,400	—	104,400
Junior subordinated debentures	41,158	—	42,721	—	42,721
Accrued interest payable	2,830	2,830	—	—	2,830
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
Securities held to maturity
The estimated fair values of the Company’s investments in the subordinated notes of Trinitas IV, Trinitas V, and Trinitas VI classified as securities held to maturity are determined based on the securities’ discounted projected future cash flows (net present value), resulting in a Level 3 classification.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans
Loans include loans held for investment, excluding collateral dependent loans previously described above. For variable rate loans that reprice frequently and have no significant changes in credit risk, excluding previously presented collateral dependent loans measured at estimated fair value on a non-recurring basis, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses. The discount rates used to determine the estimated fair value of loans use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. These loans are considered a Level 3 classification.
The fair values of commercial loans in the Company’s liquid credit portfolio are determined based on quoted market prices in active markets and are considered a Level 1 classification.
FHLB and other restricted stock
FHLB and other restricted stock is restricted to member banks and there are restrictions placed on its transferability. As a result, the estimated fair value of FHLB and other restricted stock was not practicable to determine.
Deposits
The estimated fair values disclosed for demand deposits and non-maturity transaction accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts) and are considered a Level 2 classification. Estimated fair values for fixed rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.
Customer repurchase agreements
The carrying amount of customer repurchase agreements approximates fair value due to their short-term nature. The customer repurchase agreement estimated fair value is considered a Level 2 classification.
Federal Home Loan Bank advances
The Company’s FHLB advances have variable rates or a maturity of less than three months and therefore estimated fair value materially approximates carrying value and is considered a Level 2 classification.
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
NOTE 17 — RELATED-PARTY TRANSACTIONS
In the ordinary course of business, we have granted loans to executive officers, directors, and their affiliates were as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022
Beginning balance	$—	$—
New loans and advances	49,583	—
Repayments and sales	(442)	—
Ending balance	$49,141	$—
At December 31, 2023 and 2022, there were no loans to executive officers, directors, or their affiliates that were considered non-performing or potential problem loans.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deposits from executive officers, directors, and their affiliates at December 31, 2023 and 2022 were $162,868,000 and $100,742,000, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2023, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2023, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2023 that management believes have changed TBK Bank’s category.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$806,667	16.7%	$385,370	8.0%	N/A	N/A
TBK Bank, SSB	$758,656	15.9%	$382,508	8.0%	$478,135	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$661,833	13.7%	$289,027	6.0%	N/A	N/A
TBK Bank, SSB	$725,383	15.2%	$286,881	6.0%	$382,508	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$575,093	11.9%	$216,770	4.5%	N/A	N/A
TBK Bank, SSB	$725,383	15.2%	$215,161	4.5%	$310,787	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$661,833	12.6%	$209,518	4.0%	N/A	N/A
TBK Bank, SSB	$725,383	13.9%	$209,406	4.0%	$261,758	5.0%

As of December 31, 2022
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$829,928	17.7%	$375,109	8.0%	N/A	N/A
TBK Bank, SSB	$732,785	15.8%	$371,030	8.0%	$463,788	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$684,381	14.6%	$281,252	6.0%	N/A	N/A
TBK Bank, SSB	$697,022	15.0%	$278,809	6.0%	$371,745	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$598,223	12.7%	$211,969	4.5%	N/A	N/A
TBK Bank, SSB	$697,022	15.0%	$209,107	4.5%	$302,043	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$684,381	13.0%	$210,579	4.0%	N/A	N/A
TBK Bank, SSB	$697,022	13.2%	$211,219	4.0%	$264,023	5.0%
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
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at December 31, 2023 and 2022. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At December 31, 2023, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 19 — STOCKHOLDERS' EQUITY
The following summarizes the Company’s capital structure.
Preferred Stock Series C

	December 31,
(Dollars in thousands, except per share amounts)	2023	2022
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
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
Common Stock

	December 31,
(Dollars in thousands, except per share amounts)	2023	2022
Shares authorized	50,000,000	50,000,000
Shares issued	28,986,255	28,321,716
Treasury shares	(5,683,841)	(4,268,131)
Shares outstanding	23,302,414	24,053,585
Par value per share	$0.01	$0.01

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
On February 7, 2022, the Company announced that its board of directors had authorized the Company to repurchase up to $50,000,000 of its outstanding common stock. During the year ended December 31, 2022, the Company purchased 709,795 shares into treasury stock under the Company's stock repurchase program at an average price of $70.41, for a total of $50,000,000, completing the stock repurchase program.
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
NOTE 20 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $13,228,000, $21,176,000 and $20,315,000 for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the year ended December 31, 2023 were as follows:

Nonvested RSAs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	230,486	$70.34
Granted	13,374	59.69
Vested	(107,623)	60.34
Forfeited	(13,306)	74.95
Nonvested at December 31, 2023	122,931	$77.14

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSAs granted to employees under the Omnibus Incentive Plan generally vest immediately or over four years, but vesting periods may vary. The fair value of shares vested during the years ended December 31, 2023, 2022, and 2021, totaled $5,629,000, $8,918,000, and $6,604,000, respectively. Compensation expense for RSAs will be recognized on an accelerated basis over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2023, there was $1,862,000 of total unrecognized compensation cost related to nonvested RSAs. The cost is expected to be recognized over a remaining weighted average period of 1.31 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2023 were as follows:

Nonvested RSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	211,300	$59.45
Granted	139,836	52.59
Vested	(114,509)	43.19
Forfeited	(6,593)	61.87
Nonvested at December 31, 2023	230,034	$63.30
RSUs granted to employees under the Omnibus Incentive Plan typically vest after four or five years. The fair value of shares vested during the year ended December 31, 2023 totaled $5,863,000. No RSU shares vested during the years ended December 31, 2022 and 2021. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of December 31, 2023, there was $7,679,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.78 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2023 were as follows:

Nonvested Market Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	112,486	$55.57
Granted	78,872	78.15
Incremental shares earned	52,694	N/A
Vested	(122,969)	36.10
Forfeited	(5,003)	77.71
Nonvested at December 31, 2023	116,080	$81.74
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

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the Market Based PSUs granted was determined using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Grant date	May 1, 2023	May 1, 2022	May 1, 2021
Performance period	3.00 years	3.00 years	3.00 years
Stock price	$51.25	$69.44	$88.63
Stock price volatility	49.33%	55.17%	51.71%
Risk-free rate	3.76%	2.84%	0.35%
Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation date.
The fair value of shares vested during the years ended December 31, 2023 and 2022 totaled $6,302,000 and $1,458,000, respectively. No Market Based PSUs vested during the year ended December 31, 2021. As of December 31, 2023, there was $5,740,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.10 years.
Performance Based Performance Stock Units
A summary of changes in the Company’s nonvested Performance Based Performance Stock Units (“Performance Based PSUs”) under the Omnibus Incentive Plan for the year ended December 31, 2023 were as follows:

Nonvested Performance Based PSUs	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	255,738	$39.57
Granted	—	—
Incremental shares earned	107,404	N/A
Vested	(363,142)	39.57
Forfeited	—	—
Nonvested at December 31, 2023	—	$—
Performance Based PSUs granted to employees under the Omnibus Incentive Plan vested after the conclusion of a three year performance period. Under the terms of the agreement, the number of shares issued upon vesting could range from 0% to 200% of the shares granted based on the Company’s cumulative diluted earnings per share over the performance period. The performance period for the outstanding Performance Based PSUs ended on December 31, 2022, and the awards subsequently vested at 142% of the target shares granted.
Compensation expense for the Performance Based PSUs was estimated during the performance period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition at each period end, adjusted for the passage of time within the vesting period of the awards. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0, $6,966,000, and $7,405,000, respectively, of stock based compensation expense related to Performance based PSUs. As of December 31, 2023, there was no unrecognized compensation cost related to the nonvested Performance Based PSUs.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
A summary of changes in the Company’s stock options under the Omnibus Incentive Plan for the year ended December 31, 2023 were as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2023	195,398	$39.48
Granted	57,930	51.25
Exercised	(17,139)	22.74
Forfeited	(3,195)	56.73
Expired	—	—
Outstanding at December 31, 2023	232,994	$43.40	6.21	$8,713

Fully vested shares and shares expected to vest at December 31, 2023	232,994	$43.40	6.21	$8,713

Shares exercisable at December 31, 2023	137,216	$34.01	4.50	$6,407
Information related to the stock options for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2023	2022	2021
Aggregate intrinsic value of options exercised	$723	$280	$5,304
Cash received from option exercises, net	$144	$(74)	$577
Tax benefit realized from option exercises	$152	$59	$1,114
Weighted average fair value of options granted (per share)	$25.20	$32.15	$35.37
Fair value of vested awards	$532	$423	$381
Stock options awarded to employees under the Omnibus Incentive Plan are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, vest over four years, and have ten years contractual terms. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model.
The fair value of the stock options granted was determined using the following weighted average assumptions:

	2023	2022	2021
Risk-free interest rate	3.38%	2.77%	1.16%
Expected term	6.25 years	6.25 years	6.25 years
Expected stock price volatility	45.65%	43.33%	39.26%
Dividend yield	—	—	—
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
As of December 31, 2023, there was $1,191,000 of unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a remaining weighted average period of 2.90 years.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the years ended December 31, 2023, 2022 and 2021, 37,909, 24,516 and 9,101 shares were issued under the plan, respectively.
NOTE 21 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
The following tables present parent company only condensed financial information.
Condensed Parent Company Only Balance Sheets:

(Dollars in thousands)	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$44,029	$92,338
Securities - held to maturity	2,977	4,077
Investment in bank subsidiary	969,894	943,084
Investment in non-bank subsidiaries	193	194
Other assets	2,930	4,568
Total assets	$1,020,023	$1,044,261
LIABILITIES AND EQUITY
Subordinated notes	$108,678	$107,800
Junior subordinated debentures	41,740	41,158
Intercompany payables	346	365
Accrued expenses and other liabilities	4,859	5,967
Total liabilities	155,623	155,290
Stockholders' equity	864,400	888,971
Total liabilities and equity	$1,020,023	$1,044,261
Condensed Parent Company Only Statements of Income:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Interest income	$175	$174	$100
Interest expense	(9,702)	(7,874)	(8,220)
Credit loss (expense) benefit	(746)	(362)	(56)
Other income	134	80	53
Salaries and employee benefits expense	(639)	(729)	(618)
Other expense	(3,378)	(2,701)	(2,379)
Income (loss) before income tax and income from subsidiaries	(14,156)	(11,412)	(11,120)
Income tax (expense) benefit	2,944	2,150	2,202
Dividends from subsidiaries and equity in undistributed subsidiary income	52,293	111,573	121,892
Net income	41,081	102,311	112,974
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Net income available to common stockholders	$37,875	$99,105	$109,768
Comprehensive income attributable to Parent	$45,055	$87,377	$115,189

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Parent Company Only Statements of Cash Flows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$41,081	$102,311	$112,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed subsidiary income	(10,293)	1,427	(121,892)
Net accretion of securities	(175)	(171)	(87)
Amortization of junior subordinated debentures	582	556	530
Amortization of subordinated notes issuance costs	878	843	1,224
Stock based compensation	719	686	420
Credit loss expense (benefit)	746	362	56
Change in other assets	1,638	(4,089)	387
Change in accrued expenses and other liabilities	(1,127)	3,650	546
Net cash provided by (used in) operating activities	34,049	105,575	(5,842)
Cash flows from investing activities:
Investment in subsidiaries	(33)	—	3,383
Proceeds from maturities, calls, and pay downs of securities held to maturity	529	679	1,003
Net cash provided by (used in) investing activities	496	679	4,386
Cash flows from financing activities:
Proceeds from issuance of subordinated notes, net	—	—	68,224
Repayment of subordinated notes	—	—	(50,000)
Dividends on preferred stock	(3,206)	(3,206)	(3,206)
Purchase of treasury stock	(81,623)	(76,714)	(1,241)
Stock option exercises	144	(74)	577
Proceeds from employee stock purchase plan common stock issuance	1,831	1,548	449
Net cash provided by (used in) financing activities	(82,854)	(78,446)	14,803
Net increase (decrease) in cash and cash equivalents	(48,309)	27,808	13,347
Cash and cash equivalents at beginning of period	92,338	64,530	51,183
Cash and cash equivalents at end of period	$44,029	$92,338	$64,530

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Basic
Net income to common stockholders	$37,875	$99,105	$109,768
Weighted average common shares outstanding	23,208,086	24,393,954	24,736,713
Basic earnings per common share	$1.63	$4.06	$4.44

Diluted
Net income to common stockholders	$37,875	$99,105	$109,768
Weighted average common shares outstanding	23,208,086	24,393,954	24,736,713
Dilutive effects of:
Assumed exercises of stock options	78,679	90,841	130,198
Restricted stock awards	98,408	148,630	170,276
Restricted stock units	91,454	98,139	76,049
Performance stock units - market based	84,869	122,123	136,199
Performance stock units - performance based	—	167,187	—
Employee stock purchase plan	881	2,694	2,617
Average shares and dilutive potential common shares	23,562,377	25,023,568	25,252,052
Diluted earnings per common share	$1.61	$3.96	$4.35
Shares that were not considered in computing diluted earnings per common share because they were antidilutive or have not met the thresholds to be considered in the dilutive calculation are as follows:

	Year Ended December 31,
	2023	2022	2021
Stock options	100,818	49,379	16,939
Restricted stock awards	—	6,348	8,463
Restricted stock units	7,500	11,250	15,000
Performance stock units - market based	12,020	45,296	—
Performance stock units - performance based	—	—	259,383
Employee stock purchase plan	—	—	—
NOTE 23 — REVENUE RECOGNITION
The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices can be fixed or variable; charged either on a periodic basis or based on activity. Except as disclosed below, the Company presents disaggregated revenue from contracts with customers in the consolidated statements of income.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Banking and Factoring Segments
The Banking segment derives its revenue principally from investments in interest-earning assets as well as noninterest income typical for the banking industry, and the Factoring segment derives the large majority of its revenue from interest income on purchased factored receivables. The majority of such revenue streams fall under Accounting Standards Codification Topic 310, “Receivables” (“Topic 310”) which is outside the scope of Topic 606. There are, however, certain Banking and Factoring activities that generate revenue under Topic 606. Descriptions of the Company's significant Banking and Factoring revenue-generating activities within the scope of Topic 606, which are included in non-interest income in the Company's consolidated statements of income, are as follows:
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
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. The balance of such commercial loans was $0 at December 31, 2023. Such revenue falls under Topic 310 and is outside the scope of Topic 606.
The Payments segment under its brand name, TriumphPay, connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through TriumphPay’s processing and audit of such invoice to its ultimate payment to the Carrier or the Factor. The Payments segment earns transaction revenue for such services from fees paid by its customers to receive auditing and payment processing of their invoices. Transaction revenue is recorded in Fee Income on the Consolidated Statements of Income and is subject to Topic 606. Transaction fees can be variable in nature. When such fees are variable, they are typically based upon the number of audit and payment transactions executed during a stated period; generally a calendar month. The customer is charged either a set fee per transaction or a set minimum fee for a stated number of transactions with the variable component being a per-invoice amount for transactions exceeding the stated minimum number. When applicable, the stated minimum number of transactions typically resets on a monthly basis. Transaction volume and related variable fees are known and recognized at each reporting period. Transaction fees can also be fixed in nature with such fees reflecting a set annual amount that is recognized ratably over the terms of the related contracts. In both variable and fixed arrangements, customers are typically billed monthly in arrears with payment due on 30 day terms and as such, no revenue is deferred.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Payments segment also earns network fees for providing its customers access to the TriumphPay network. Network fees are recorded in Fee Income on the Consolidated Statements of Income and are subject to Topic 606. Network fees are generally a fixed annual amount and are recognized ratably over the terms of the related contracts. Customers are typically billed monthly in arrears with payment due on 30 day terms and as such, no revenue is deferred.
The Payments segment's service comprises a single performance obligation to provide stand-ready access to its payments and audit platforms for its customers which is satisfied over time as services are rendered. Given the nature of its services and related revenue, no significant judgments are made in applying Topic 606 and there are no refund, warranty, or similar obligations.
The Payments segment's contracts with its customers are usually short-term in nature and can generally be terminated by either party without a termination penalty or refund after the notice period has lapsed. Therefore, the contracts are defined at the transaction level and do not extend beyond the service already provided. The contracts generally renew automatically without any significant material rights. Some of the contracts include tiered pricing, which is based primarily on volume. The fee charged per transaction is adjusted up or down based on the volume processed for a specified period. Management has concluded that this volume-based pricing approach does not constitute a future material right since changes in the fee ranges are typically offered to classes of customers with similar volume.
The Payments segment recognizes fees charged to its customers on a gross basis as transaction revenue as it is the principal in respect of completing Payments segment transactions. As a principal to the transaction, the Payments segment controls the services on its platforms. The Payments segment bears primary responsibility for the fulfillment of the services, contracts directly with its customers, controls the product specifications, and defines the value proposal from its services. Further, the Payments segment has full discretion in determining the fee charged to its customers. The Payments segment is also responsible for providing customer support.
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $394,000 and $505,000, respectively, at December 31, 2023. Such deferred costs were not significant at December 31, 2022. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the years ended December 31, 2023, 2022, and 2021.
Given the nature of services provided, the Payments segment does not carry any material contract balances.
The table below shows the Payments segment’s revenue from transaction and network fees from external customers, which are disaggregated by customer category.

(Dollars in thousands)	2023	2022	2021
Broker fee income	$12,215	$8,441	$3,480
Factor fee income	5,256	5,029	2,588
Other fee income	460	226	$1,383
Total fee income	$17,931	$13,696	$7,451

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 — BUSINESS SEGMENT INFORMATION
The Company's reportable segments are Banking, Factoring, Payments, and Corporate, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. The Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment includes the operations of Triumph Financial Services with revenue derived from factoring services. The Payments segment includes the operations of TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables and commercial loans related to invoice payments. Payments’ factored receivables consist of (i) invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. The balance of such commercial loans was $0 at December 31, 2023.
Prior to January 1, 2023, the majority of salaries and benefits expense for the Company's executive leadership team, as well as other selling, general, and administrative shared services costs including human resources, accounting, finance, risk management and a significant amount of information technology expense, were allocated to the Banking segment. During the quarter ended March 31, 2023 management began allocating such shared service costs to its Corporate segment. The Company continues to make considerable investments in shared services that benefit the entire organization and by moving such expenses to the Corporate segment, the Company's chief operating decision maker and investors now have greater visibility into the operating performance of each reportable segment. Prior periods were revised to reflect such allocations and achieve appropriate comparability.
Separately, prior to January 1, 2023, intersegment interest expense was allocated to the Factoring and Payments segments (when the Payments segment was not self-funded) based on a rolling average of Federal Home Loan Bank advance rates. When the Payments segment was self-funded with funding in excess of its factored receivables, intersegment interest income (i.e., float) was allocated based on the Federal Funds effective rate. During the quarter ended March 31, 2023, the Company began allocating intersegment interest expense to the Factoring and Payments segments based on one-month term SOFR for their funding needs. When the Payments segment is self-funded, with funding in excess of its factored receivables, intersegment interest income will continue to be allocated based on the Federal Funds effective rate. Management believes that such intersegment interest allocations are more intuitive in the current interest rate environment. Prior periods were revised to reflect such allocations and achieve appropriate comparability.
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
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Beginning January 1, 2023, payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Beginning prospectively on June 1, 2023, factoring transactions with freight broker clients were transferred from the Factoring segment to the Payments segment to align with TriumphPay's supply chain finance product offerings. Such receivables are serviced by the Factoring segment for which the Payments segment pays a servicing fee. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents the primary operating results of Company’s operating segments.

(Dollars in thousands)
Year Ended December 31, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$261,639	$144,217	$16,390	$175	$422,421
Intersegment interest allocations	31,450	(38,157)	6,707	—	—
Total interest expense	44,640	—	—	9,702	54,342
Net interest income (expense)	248,449	106,060	23,097	(9,527)	368,079
Credit loss expense (benefit)	8,498	2,900	60	745	12,203
Net interest income (expense) after credit loss expense	239,951	103,160	23,037	(10,272)	355,876
Noninterest income	23,964	7,829	18,087	293	50,173
Noninterest expense	127,713	79,612	61,695	84,214	353,234
Net intersegment noninterest income (expense)(1)	—	123	(123)	—	—
Net income (loss) before income tax expense	$136,202	$31,500	$(20,694)	$(94,193)	$52,815

(Dollars in thousands)
Year Ended December 31, 2022	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$195,871	$207,114	$16,079	$175	$419,239
Intersegment interest allocations	19,912	(19,382)	(530)	—	—
Total interest expense	10,874	—	—	7,873	18,747
Net interest income (expense)	204,909	187,732	15,549	(7,698)	400,492
Credit loss expense (benefit)	2,753	2,895	218	1,059	6,925
Net interest income (expense) after credit loss expense	202,156	184,837	15,331	(8,757)	393,567
Noninterest income	40,984	22,272	20,620	192	84,068
Noninterest expense	121,916	91,673	63,231	63,811	340,631
Net intersegment noninterest income (expense)(1)	—	—	—	—	—
Net income (loss) before income tax expense	$121,224	$115,436	$(27,280)	$(72,376)	$137,004

(Dollars in thousands)
Year Ended December 31, 2021	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$189,621	$185,741	$12,093	$100	$387,555
Intersegment interest allocations	1,132	(1,057)	(75)	—	—
Total interest expense	10,205	—	—	8,220	18,425
Net interest income (expense)	180,548	184,684	12,018	(8,120)	369,130
Credit loss expense (benefit)	(19,016)	9,691	438	57	(8,830)
Net interest income (expense) after credit loss expense	199,564	174,993	11,580	(8,177)	377,960
Gain on sale of subsidiary or division	—	—	—	—	—
Other noninterest income	33,374	13,005	7,451	671	54,501
Noninterest expense	121,325	74,928	39,768	51,486	287,507
Net intersegment noninterest income (expense)(1)	—	—	—	—	—
Net income (loss) before income tax expense	$111,613	$113,070	$(20,737)	$(58,992)	$144,954

Table of Content
TRIUMPH BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Factoring	Payments
Year Ended December 31, 2023
Factoring revenue received from Payments	$1,190	$(1,190)
Payments revenue received from Factoring	(1,067)	1,067
Net intersegment noninterest income (expense)	$123	$(123)
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
December 31, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,918,527	$1,077,367	$546,985	$1,056,646	$(2,252,191)	$5,347,334
Gross loans	$3,595,527	$941,926	$174,728	$—	$(549,081)	$4,163,100

(Dollars in thousands)
December 31, 2022	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,910,628	$1,260,209	$371,948	$1,061,662	$(2,270,664)	$5,333,783
Gross loans	$3,572,716	$1,151,727	$85,722	$—	$(689,874)	$4,120,291

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Crowe LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023. Their report is included in Part IV, Item 15. Exhibits, Financial Statement Schedules under the heading “Report of Independent Registered Public Accounting Firm.”
ITEM 9B. OTHER INFORMATION.
Insider Trading Arrangements and Policies
A significant portion of the compensation of our executive officers is delivered in the form of deferred equity awards, including time-vested restricted stock unit awards, time-vested stock options and performance-based restricted stock unit awards. This compensation design is intended to align executive compensation with the performance experienced by our shareholders. Following the delivery of shares of our common stock under those equity awards, once any applicable service-, time- or performance-based vesting standards have been satisfied, our executive officers from time to time engage in the open-market sale of some of those shares. Our executive officers may also engage from time to time in other transactions involving our securities.

Transactions in our securities by our directors and executive officers are required to be made in accordance with our Insider Trading and Information Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading and Information Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1.
On June 15, 2023, Mr. Aaron Graft, the Company’s Vice Chairman and Chief Executive Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Graft Trading Plan”). The Graft Trading Plan covers the sale of up to 75,000 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 90 days from the execution of the Graft Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended June 30, 2023, and will cease upon the earlier of June 11, 2024 or the sale of all shares subject to the Graft Trading Plan. As of December 13, 2023, all shares subject to the Graft Trading Plan had been sold.
On August 23, 2023, Mr. Edward J. Schreyer, the Company’s Executive Vice President and Chief Operating Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Schreyer Trading Plan”). The Schreyer Trading Plan covers the sale of up to 25,282 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 90 days from the execution of the Schreyer Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended September 30, 2023, and will cease upon the earlier of March 1, 2024 or the sale of all shares subject to the Schreyer Trading Plan. As of January 29, 2024, all shares subject to Schreyer Trading Plan had been sold.
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
During the quarter ended December 31, 2023, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information called for by this Item will be contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of this Report.
1., 2.Financial Statements and Schedules
The following financial statements of Triumph Financial, Inc., incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Report of Independent Registered Public Accounting Firm (Crowe LLP, Dallas, TX, Firm ID: 173)
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Income for the Years Ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022, and 2021
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021
•Notes to Consolidated Financial Statements
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

10.25†
Severance Agreement and General Release between Triumph Financial Services LLC (f/k/a Advance Business Capital LLC) and Geoffrey Brenner, incorporated by reference to Exhibit 10.25 to Form 10-K filed with the SEC on February 15, 2023.

10.26†	Form of Restricted Stock Unit Award Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the SEC on July 20, 2023.

10.27†
Form of Performance Restricted Stock Unit Award Agreement (Bank) under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q filed with the SEC on July 20, 2023.

10.28†
Form of Performance Restricted Stock Unit Award Agreement (FinTech) under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on July 20, 2023.

10.29†	Form of Nonqualified Option Agreement under Triumph Financial, Inc. 2014 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the SEC on July 20, 2023.

14.1	Corporate Code of Ethics.

19.1	Insider Trading Policy

21.1	Subsidiaries of Triumph Financial, Inc.

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIUMPH FINANCIAL, INC.
(Registrant)

Date:	February 13, 2024	/s/ Aaron P. Graft
Aaron P. Graft
President and Chief Executive Officer

Date:	February 13, 2024	/s/ W. Bradley Voss
W. Bradley Voss
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Aaron P. Graft	Director and President and Chief Executive Officer	February 13, 2024
Aaron P. Graft	(Principal Executive Officer)

/s/W. Bradley Voss	Executive Vice President and Chief Financial Officer	February 13, 2024
W. Bradley Voss	(Principal Financial and Accounting Officer)

/s/Carlos M. Sepulveda, Jr.	Director and Chairman	February 13, 2024
Carlos M. Sepulveda, Jr.

/s/Charles A. Anderson	Director	February 13, 2024
Charles A. Anderson

/s/Harrison Barnes	Director	February 13, 2024
Harrison Barnes

/s/Debra Bradford	Director	February 13, 2024
Debra Bradford

/s/Richard Davis	Director	February 13, 2024
Richard Davis

/s/Davis Deadman	Director	February 13, 2024
Davis Deadman

/s/Laura Easley	Director	February 13, 2024
Laura Easley

/s/Maribess L. Miller	Director	February 13, 2024
Maribess L. Miller

/s/Michael P. Rafferty	Director	February 13, 2024
Michael P. Rafferty

/s/C. Todd Sparks	Director	February 13, 2024
C. Todd Sparks