Form 10-Q
period 2024-03-31
Triumph Financial, Inc.
filed 2024-04-17
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Common Stock — $0.01 par value, 23,334,719 shares, as of April 15, 2024.
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
March 31, 2024
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2024 and December 31, 2023
(Dollar amounts in thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$69,730	$93,072
Interest bearing deposits with other banks	347,303	193,563
Total cash and cash equivalents	417,033	286,635
Securities - equity investments with readily determinable fair values	4,441	4,488
Securities - available for sale	320,101	299,644
Securities - held to maturity, net of allowance for credit losses of $3,135 and $3,190, respectively, fair value of $3,750 and $4,015, respectively	3,010	2,977
Loans held for sale	3,712	1,236
Loans, net of allowance for credit losses of $38,232 and $35,219, respectively	4,156,888	4,127,881
Federal Home Loan Bank and other restricted stock	4,764	14,278
Premises and equipment, net	162,544	113,457
Capitalized software, net	26,435	22,365
Other real estate owned, net	37	37
Goodwill	233,709	233,709
Intangible assets, net	23,842	23,646
Bank-owned life insurance	42,077	41,946
Deferred tax asset, net	7,946	8,800
Other assets	168,954	166,235
Total assets	$5,575,493	$5,347,334
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$1,747,544	$1,632,022
Interest bearing	2,703,419	2,345,456
Total deposits	4,450,963	3,977,478
Federal Home Loan Bank advances	30,000	255,000
Subordinated notes	108,807	108,678
Junior subordinated debentures	41,889	41,740
Other liabilities	71,495	100,038
Total liabilities	4,703,154	4,482,934
Commitments and contingencies - See Note 6 and Note 7
Stockholders' equity - See Note 10
Preferred stock	45,000	45,000
Common stock, 23,334,997 and 23,302,414 shares outstanding, respectively	290	290
Additional paid-in-capital	555,613	550,743
Treasury stock, at cost	(265,119)	(265,038)
Retained earnings	539,688	536,331
Accumulated other comprehensive income (loss)	(3,133)	(2,926)
Total stockholders’ equity	872,339	864,400
Total liabilities and stockholders' equity	$5,575,493	$5,347,334
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2024 and 2023
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Interest and dividend income:
Loans, including fees	$53,552	$52,538
Factored receivables, including fees	37,909	40,904
Securities	5,351	4,113
FHLB and other restricted stock	232	125
Cash deposits	4,903	2,994
Total interest income	101,947	100,674
Interest expense:
Deposits	12,152	3,202
Subordinated notes	1,224	1,309
Junior subordinated debentures	1,184	1,034
Other borrowings	1,352	1,747
Total interest expense	15,912	7,292
Net interest income	86,035	93,382
Credit loss expense (benefit)	5,896	2,613
Net interest income after credit loss expense (benefit)	80,139	90,769
Noninterest income:
Service charges on deposits	1,727	1,713
Card income	1,868	1,968
Net gains (losses) on sale of loans	(192)	(84)
Fee income	8,683	6,150
Insurance commissions	1,568	1,593
Other	1,345	(318)
Total noninterest income	14,999	11,022
Noninterest expense:
Salaries and employee benefits	54,185	54,686
Occupancy, furniture and equipment	7,636	6,703
FDIC insurance and other regulatory assessments	653	418
Professional fees	3,541	3,085
Amortization of intangible assets	2,724	2,850
Advertising and promotion	1,214	1,371
Communications and technology	11,894	11,346
Software amortization	1,174	987
Other	7,350	7,835
Total noninterest expense	90,371	89,281
Net income before income tax expense	4,767	12,510
Income tax expense	609	1,500
Net income	$4,158	$11,010
Dividends on preferred stock	(801)	(801)
Net income available to common stockholders	$3,357	$10,209
Earnings per common share
Basic	$0.14	$0.44
Diluted	$0.14	$0.43
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$4,158	$11,010
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(210)	1,748
Tax effect	3	(372)
Unrealized holding gains (losses) arising during the period, net of taxes	(207)	1,376
Reclassification of amount realized through sale or call of securities	—	—
Tax effect	—	—
Reclassification of amount realized through sale or call of securities, net of taxes	—	—
Change in unrealized gains (losses) on securities, net of tax	(207)	1,376
Total other comprehensive income (loss)	(207)	1,376
Comprehensive income	$3,951	$12,386
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2024	$45,000	23,302,414	$290	$550,743	5,683,841	$(265,038)	$536,331	$(2,926)	$864,400
Vesting of restricted stock and performance stock units	—	9,877	—	—	—	—	—	—	—
Stock option exercises, net	—	5,401	—	144	—	—	—	—	144
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	18,328	—	1,099	—	—	—	—	1,099
Stock based compensation	—	—	—	3,627	—	—	—	—	3,627
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—	—
Purchase of treasury stock, net	—	(1,023)	—	—	1,023	(81)	—	—	(81)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	4,158	—	4,158
Other comprehensive income (loss)	—	—	—	—	—	—	—	(207)	(207)
Balance, March 31, 2024	$45,000	23,334,997	$290	$555,613	5,684,864	$(265,119)	$539,688	$(3,133)	$872,339

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2023	$45,000	24,053,585	$283	$534,790	4,268,131	$(182,658)	$498,456	$(6,900)	$888,971
Issuance of restricted stock awards	—	6,852	—	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	—	366,892	4	(4)	—	—	—	—	—
Stock option exercises, net	—	758	—	(33)	—	—	—	—	(33)
Stock based compensation	—	—	—	2,881	—	—	—	—	2,881
Forfeiture of restricted stock awards	—	(10,961)	—	610	10,961	(610)	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	21,057	—	997	—	—	—	—	997
Purchase of treasury stock, net	—	(1,067,668)	—	—	1,067,668	(77,185)	—	—	(77,185)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	11,010	—	11,010
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,376	1,376
Balance, March 31, 2023	$45,000	23,370,515	$287	$539,241	5,346,760	$(260,453)	$508,665	$(5,524)	$827,216
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$4,158	$11,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,612	3,084
Net accretion on loans	(471)	(1,810)
Amortization of subordinated notes issuance costs	129	216
Amortization of junior subordinated debentures	149	141
Net (accretion) amortization on securities	(343)	(202)
Amortization of intangible assets	2,724	2,850
Software amortization	1,174	987
Deferred taxes, net	857	4,540
Credit loss expense (benefit)	5,896	2,613
Stock based compensation	3,627	2,881
Net (gains) losses on equity securities	47	(90)
Origination of loans held for sale	(165)	(1,101)
Proceeds from sale of loans originated or purchased for sale	123	1,110
Net (gains) losses on sale of loans	192	84
Net change in operating leases	(539)	(3)
(Increase) decrease in other assets	(8,269)	(10,395)
Increase (decrease) in other liabilities	(28,871)	(14,888)
Net cash provided by (used in) operating activities	(15,970)	1,027
Cash flows from investing activities:
Proceeds from sales of equity securities	—	783
Purchases of securities available for sale	(33,108)	(64,507)
Proceeds from maturities, calls, and pay downs of securities available for sale	12,739	3,820
Proceeds from maturities, calls, and pay downs of securities held to maturity	67	112
Purchases of loans held for investment	(995)	(9,208)
Proceeds from sale of loans	3,895	34,687
Net change in loans	(38,971)	(214,005)
Purchases of premises and equipment, net	(52,699)	(15,384)
(Purchases) redemptions of FHLB and other restricted stock, net	9,514	(18,254)
Acquired intangible assets	(2,920)	(3,042)
Net cash provided by (used in) investing activities	(102,478)	(284,998)
Cash flows from financing activities:
Net increase (decrease) in deposits	473,485	(132,342)
Increase (decrease) in customer repurchase agreements	—	2,868
Increase (decrease) in Federal Home Loan Bank advances	(225,000)	500,000
Preferred stock dividends	(801)	(801)
Stock option exercises, net	144	(33)
Proceeds from employee stock purchase plan common stock issuance	1,099	997
Purchase of treasury stock, net	(81)	(77,185)
Net cash provided by (used in) financing activities	248,846	293,504
Net increase (decrease) in cash and cash equivalents	130,398	9,533
Cash and cash equivalents at beginning of period	286,635	408,182
Cash and cash equivalents at end of period	417,033	417,715
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Interest paid	$16,190	$5,747
Income taxes paid, net	$133	$1,905
Cash paid for operating lease liabilities	$1,893	$1,293
Supplemental noncash disclosures:
Loans held for investment transferred to loans held for sale	$6,521	$33,147
Lease liabilities arising from obtaining right-of-use assets	$1,182	$455

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
For further discussion of management's operating segments and allocation methodology, see Note 14 – Business Segment Information.

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
NOTE 2 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,441,000 and $4,488,000 at March 31, 2024 and December 31, 2023, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Unrealized gains (losses) on equity securities held at the reporting date	$(47)	$72
Realized gains (losses) on equity securities sold during the period	—	18
	$(47)	$90

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Equity Securities without readily determinable fair value, at cost	$56,655	$65,814
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Equity Securities without readily determinable fair value, carrying value	$66,818	$75,977
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets. Equity securities without readily determinable fair values also include the Company's investments in the common stock of Trax Group, Inc. and Warehouse Solutions Inc., with carrying amounts of $9,700,000 and $38,088,000, respectively, at March 31, 2024. Both investments have been allocated to our Payments segment and are included in other assets in the Company's consolidated balance sheets.
There were no realized or unrealized gains or losses recognized on equity securities without readily determinable fair values during the three months ended March 31, 2024 and 2023. Management monitors its equity securities without readily determinable fair values for observable transactions in similar equity instruments as well as indicators of impairment either of which would require it to mark such equity securities to fair value. No such transactions or indicators of impairment were detected during the three months ended March 31, 2024.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	$72,856	$18	$(5,240)	$—	$67,634
Asset-backed securities	1,116	—	(2)	—	1,114
State and municipal	3,524	1	(77)	—	3,448
CLO securities	244,835	1,364	(81)	—	246,118
Corporate bonds	267	—	(3)	—	264
SBA pooled securities	1,622	6	(105)	—	1,523
Total available for sale securities	$324,220	$1,389	$(5,508)	$—	$320,101

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2024
Held to maturity securities:
CLO securities	$6,145	$—	$(2,395)	$3,750
Allowance for credit losses	(3,135)
Total held to maturity securities, net of ACL	$3,010

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	$60,411	$221	$(4,793)	$—	$55,839
Asset-backed securities	1,188	—	(18)	—	1,170
State and municipal	4,560	1	(46)	—	4,515
CLO Securities	235,484	1,137	(330)	—	236,291
Corporate bonds	268	7	—	—	275
SBA pooled securities	1,642	3	(91)	—	1,554
Total available for sale securities	$303,553	$1,369	$(5,278)	$—	$299,644

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2023
Held to maturity securities:
CLO securities	$6,167	$30	$(2,182)	$4,015
Allowance for credit losses	(3,190)
Total held to maturity securities, net of ACL	$2,977
The amortized cost and estimated fair value of securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$572	$571	$—	$—
Due from one year to five years	2,187	2,137	4,767	2,399
Due from five years to ten years	69,563	69,750	1,378	1,351
Due after ten years	176,304	177,372	—	—
	248,626	249,830	6,145	3,750
Mortgage-backed securities, residential	72,856	67,634	—	—
Asset-backed securities	1,116	1,114	—	—
SBA pooled securities	1,622	1,523	—	—
	$324,220	$320,101	$6,145	$3,750
There were no sales of debt securities during the three months ended March 31, 2024 and 2023.
Debt securities with a carrying amount of approximately $30,186,000 and $42,445,000 at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $3,641,000 and $3,789,000 at March 31, 2024 and December 31, 2023, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2024 and 2023.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Available for sale securities:
Mortgage-backed securities, residential	$35,588	$(349)	$28,260	$(4,891)	$63,848	$(5,240)
Asset-backed securities	1,114	(2)	—	—	1,114	(2)
State and municipal	512	(4)	2,366	(73)	2,878	(77)
CLO securities	9,994	(6)	24,925	(75)	34,919	(81)
Corporate bonds	265	(3)	—	—	265	(3)
SBA pooled securities	—	—	1,244	(105)	1,244	(105)
	$47,473	$(364)	$56,795	$(5,144)	$104,268	$(5,508)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	$13,157	$(312)	$32,885	$(4,481)	$46,042	$(4,793)
Asset-backed securities	1,170	(18)	—	—	1,170	(18)
State and municipal	975	(13)	2,424	(33)	3,399	(46)
CLO Securities	2,576	(13)	42,735	(317)	45,311	(330)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	216	(9)	1,059	(82)	1,275	(91)
	$18,094	$(365)	$79,103	$(4,913)	$97,197	$(5,278)
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
At March 31, 2024, the Company had 98 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at March 31, 2024.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended March 31,
Held to Maturity CLO Securities	2024	2023
Allowance for credit losses:
Beginning balance	$3,190	$2,444
Credit loss expense	(55)	141
Allowance for credit losses ending balance	$3,135	$2,585

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2024 and December 31, 2023, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. At March 31, 2024, $4,766,000 of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 3 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	March 31, 2024	December 31, 2023
1-4 family residential	$357	$1,230
Commercial	3,355	6
Total loans held for sale	$3,712	$1,236
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$819,721	$820,868	$(1,147)	$812,704	$813,623	$(919)
Construction, land development, land	222,859	223,406	(547)	136,720	137,209	(489)
1-4 family residential	130,200	130,351	(151)	125,916	126,096	(180)
Farmland	58,431	58,581	(150)	63,568	63,728	(160)
Commercial	1,160,870	1,165,936	(5,066)	1,170,365	1,176,243	(5,878)
Factored receivables	1,154,047	1,157,250	(3,203)	1,116,654	1,119,544	(2,890)
Consumer	7,176	7,177	(1)	8,326	8,328	(2)
Mortgage warehouse	641,816	641,816	—	728,847	728,847	—
Total loans held for investment	4,195,120	$4,205,385	$(10,265)	4,163,100	$4,173,618	$(10,518)
Allowance for credit losses	(38,232)			(35,219)
	$4,156,888			$4,127,881
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $5,995,000 and $6,861,000 at March 31, 2024 and December 31, 2023, respectively, and (2) net deferred origination and factoring fees totaling $4,270,000 and $3,657,000 at March 31, 2024 and December 31, 2023, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $30,378,000 and $30,686,000 at March 31, 2024 and December 31, 2023, respectively, and was included in other assets on the Company's consolidated balance sheets.
At March 31, 2024 and December 31, 2023, the Company had $211,198,000 and $253,492,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2024 and December 31, 2023 the balance of the Over-Formula Advance Portfolio, acquired from Transport Financial Solutions during 2020, included in factored receivables was $2,720,000 and $3,151,000, respectively. These balances were fully reserved as of those respective dates.
At March 31, 2024 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2024.
Loans with carrying amounts of $1,412,353,000 and $1,588,532,000 at March 31, 2024 and December 31, 2023, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended March 31, 2024
Commercial real estate	$6,030	$(364)	$—	$—	$5,666
Construction, land development, land	965	1,701	(14)	—	2,652
1-4 family residential	927	50	—	2	979
Farmland	442	(35)	—	—	407
Commercial	14,060	3,051	(584)	33	16,560
Factored receivables	11,896	556	(1,558)	298	11,192
Consumer	171	37	(117)	44	135
Mortgage warehouse	728	(87)	—	—	641
	$35,219	$4,909	$(2,273)	$377	$38,232

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended March 31, 2023
Commercial real estate	$4,459	$(237)	$—	$70	$4,292
Construction, land development, land	1,155	(17)	—	1	1,139
1-4 family residential	838	169	(5)	2	1,004
Farmland	483	(11)	—	—	472
Commercial	15,918	947	(222)	40	16,683
Factored receivables	19,121	550	(2,293)	203	17,581
Consumer	175	21	(138)	127	185
Mortgage warehouse	658	231	—	—	889
	$42,807	$1,653	$(2,658)	$443	$42,245
The increase in required ACL during the three months ended March 31, 2024 is a function of net charge-offs of $1,896,000 and credit loss expense of $4,909,000.

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
For all DCF models at March 31, 2024, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2024 as compared to December 31, 2023, the Company forecasted minimal change in national unemployment, one-year percentage change in national retail sales, one-year percentage change in the national home price index, and one-year percentage change in national gross domestic product. At March 31, 2024 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter with the exception of positive growth in the first projected quarter. At March 31, 2023, the Company used its historical prepayment speeds with minimal adjustment.
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
For the three months ended March 31, 2024, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $904,000. Changes in loan volume and mix increased the required ACL by $765,000. Increases in required specific reserves increased the required ACL by $1,345,000. Net charge-offs during the period were $1,896,000.
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
March 31, 2024
Commercial real estate	$2,403	$—	$—	$28	$2,431	$662
Construction, land development, land	390	—	—	—	390	—
1-4 family residential	1,166	—	—	—	1,166	112
Farmland	960	—	81	73	1,114	—
Commercial	143	—	32,127	22,378	54,648	5,597
Factored receivables	—	36,118	—	—	36,118	5,904
Consumer	—	—	—	174	174	—
Mortgage warehouse	—	—	—	—	—	—
Total	$5,062	$36,118	$32,208	$22,653	$96,041	$12,275
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.
At March 31, 2024 the balance of the Over-Formula Advance Portfolio included in factored receivables was $2,720,000 and was fully reserved. At March 31, 2024 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At December 31, 2023 the balance of the Over-Formula Advance Portfolio included in factored receivables was $3,151,000 and carried an ACL allocation of $3,151,000. At December 31, 2023 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
March 31, 2024
Commercial real estate	$750	$—	$1,385	$2,135	$817,586	$819,721	$—
Construction, land development, land	—	—	390	390	222,469	222,859	—
1-4 family residential	1,750	—	381	2,131	128,069	130,200	—
Farmland	68	—	173	241	58,190	58,431	—
Commercial	18,558	3,359	8,163	30,080	1,130,790	1,160,870	—
Factored receivables	16,355	2,581	25,756	44,692	1,109,355	1,154,047	25,756
Consumer	40	—	41	81	7,095	7,176	—
Mortgage warehouse	—	—	—	—	641,816	641,816	—
Total	$37,521	$5,940	$36,289	$79,750	$4,115,370	$4,195,120	$25,756

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2023
Commercial real estate	$—	$74	$1,369	$1,443	$811,261	$812,704	$—
Construction, land development, land	—	—	—	—	136,720	136,720	—
1-4 family residential	680	639	309	1,628	124,288	125,916	—
Farmland	173	—	—	173	63,395	63,568	—
Commercial	4,585	4,699	5,423	14,707	1,155,658	1,170,365	—
Factored receivables	32,177	6,438	26,332	64,947	1,051,707	1,116,654	26,332
Consumer	44	96	31	171	8,155	8,326	—
Mortgage warehouse	—	—	—	—	728,847	728,847	—
Total	$37,659	$11,946	$33,464	$83,069	$4,080,031	$4,163,100	$26,332
At March 31, 2024 and December 31, 2023, total past due Over-Formula Advances recorded in factored receivables was $2,720,000 and $3,151,000, respectively, all of which was considered past due 90 days or more. At March 31, 2024 and December 31, 2023, the Misdirected Payments totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$2,362	$141	$2,447	$190
Construction, land development, land	390	390	—	—
1-4 family residential	1,166	1,020	1,178	1,028
Farmland	1,114	1,114	968	968
Commercial	55,000	32,323	40,951	33,188
Factored receivables	—	—	—	—
Consumer	174	174	133	133
Mortgage warehouse	—	—	—	—
	$60,206	$35,162	$45,677	$35,507
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Commercial real estate	$—	$16
Construction, land development, land	2	—
1-4 family residential	1	—
Farmland	—	22
Commercial	183	7
Factored receivables	—	—
Consumer	—	—
Mortgage warehouse	—	—
	$186	$45
There was no interest earned on nonaccrual loans during the three months ended March 31, 2024 and 2023.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$60,206	$45,677
Factored receivables greater than 90 days past due	23,036	23,181
	$83,242	$68,858
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of March 31, 2024 and December 31, 2023, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
March 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$92,539	$199,924	$83,837	$97,330	$113,473	$47,604	$89,347	$290	$724,344
Classified	—	91,421	652	1,576	1,691	37	—	—	95,377
Total commercial real estate	$92,539	$291,345	$84,489	$98,906	$115,164	$47,641	$89,347	$290	$819,721
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction, land development, land
Pass	$133,598	$80,863	$1,010	$1,014	$282	$3,073	$2,629	$—	$222,469
Classified	—	—	—	390	—	—	—	—	390
Total construction, land development, land	$133,598	$80,863	$1,010	$1,404	$282	$3,073	$2,629	$—	$222,859
YTD gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14

1-4 family residential
Pass	$8,604	$22,255	$16,166	$19,237	$6,823	$22,356	$33,178	$382	$129,001
Classified	291	4	1	95	—	534	274	—	1,199
Total 1-4 family residential	$8,895	$22,259	$16,167	$19,332	$6,823	$22,890	$33,452	$382	$130,200
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$5,005	$9,152	$13,306	$5,279	$7,658	$15,613	$1,206	$81	$57,300
Classified	604	73	—	—	16	438	—	—	1,131
Total farmland	$5,609	$9,225	$13,306	$5,279	$7,674	$16,051	$1,206	$81	$58,431
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$76,575	$251,965	$147,139	$62,593	$37,932	$22,869	$481,738	$1,072	$1,081,883
Classified	—	48,679	16,781	11,342	2,029	126	30	—	78,987
Total commercial	$76,575	$300,644	$163,920	$73,935	$39,961	$22,995	$481,768	$1,072	$1,160,870
YTD gross charge-offs	$—	$503	$1	$43	$37	$—	$—	$—	$584

Factored receivables
Pass	$1,114,159	$—	$—	$—	$2,720	$—	$—	$—	$1,116,879
Classified	17,807	—	—	—	19,361	—	—	—	37,168
Total factored receivables	$1,131,966	$—	$—	$—	$22,081	$—	$—	$—	$1,154,047
YTD gross charge-offs	$—	$1,558	$—	$—	$—	$—	$—	$—	$1,558

Consumer
Pass	$1,212	$2,532	$1,182	$482	$326	$1,250	$17	$2	$7,003
Classified	—	18	—	77	—	59	19	—	173
Total consumer	$1,212	$2,550	$1,182	$559	$326	$1,309	$36	$2	$7,176
YTD gross charge-offs	$—	$105	$12	$—	$—	$—	$—	$—	$117

Mortgage warehouse
Pass	$641,816	$—	$—	$—	$—	$—	$—	$—	$641,816
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$641,816	$—	$—	$—	$—	$—	$—	$—	$641,816
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,073,508	$566,691	$262,640	$185,935	$169,214	$112,765	$608,115	$1,827	$3,980,695
Classified	18,702	140,195	17,434	13,480	23,097	1,194	323	—	214,425
Total loans	$2,092,210	$706,886	$280,074	$199,415	$192,311	$113,959	$608,438	$1,827	$4,195,120
YTD gross charge-offs	$—	$2,166	$13	$43	$37	$14	$—	$—	$2,273

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$244,388	$119,169	$98,484	$116,078	$16,351	$34,724	$88,547	$159	$717,900
Classified	91,456	665	1,630	1,016	37	—	—	—	94,804
Total commercial real estate	$335,844	$119,834	$100,114	$117,094	$16,388	$34,724	$88,547	$159	$812,704
YTD gross charge-offs	$108	$—	$—	$—	$—	$—	$—	$—	$108

Construction, land development, land
Pass	$91,557	$34,683	$1,668	$2,996	$2,928	$276	$2,612	$—	$136,720
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$91,557	$34,683	$1,668	$2,996	$2,928	$276	$2,612	$—	$136,720
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$22,637	$16,336	$19,542	$7,229	$2,462	$20,950	$35,373	$174	$124,703
Classified	296	1	99	—	40	590	187	—	1,213
Total 1-4 family residential	$22,933	$16,337	$19,641	$7,229	$2,502	$21,540	$35,560	$174	$125,916
YTD gross charge-offs	$5	$—	$—	$—	$—	$—	$—	$—	$5

Farmland
Pass	$13,140	$13,628	$5,586	$7,876	$2,296	$18,542	$1,359	$155	$62,582
Classified	677	—	—	18	86	205	—	—	986
Total farmland	$13,817	$13,628	$5,586	$7,894	$2,382	$18,747	$1,359	$155	$63,568
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$269,496	$196,731	$79,125	$61,440	$24,583	$10,476	$472,269	$370	$1,114,490
Classified	27,547	19,441	5,462	3,291	24	80	30	—	55,875
Total commercial	$297,043	$216,172	$84,587	$64,731	$24,607	$10,556	$472,299	$370	$1,170,365
YTD gross charge-offs	$100	$4,619	$4,493	$499	$44	$49	$—	$—	$9,804

Factored receivables
Pass	$1,075,428	$—	$—	$3,151	$—	$—	$—	$—	$1,078,579
Classified	18,714	—	—	19,361	—	—	—	—	38,075
Total factored receivables	$1,094,142	$—	$—	$22,512	$—	$—	$—	$—	$1,116,654
YTD gross charge-offs	$5,374	$2,293	$—	$3,330	$—	$—	$—	$—	$10,997

Consumer
Pass	$4,141	$1,442	$593	$406	$83	$1,488	$40	$—	$8,193
Classified	19	—	83	1	—	30	—	—	133
Total consumer	$4,160	$1,442	$676	$407	$83	$1,518	$40	$—	$8,326
YTD gross charge-offs	$519	$25	$12	$3	$—	$4	$—	$—	$563

Mortgage warehouse
Pass	$728,847	$—	$—	$—	$—	$—	$—	$—	$728,847
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$728,847	$—	$—	$—	$—	$—	$—	$—	$728,847
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,449,634	$381,989	$204,998	$199,176	$48,703	$86,456	$600,200	$858	$3,972,014
Classified	138,709	20,107	7,274	23,687	187	905	217	—	191,086
Total loans	$2,588,343	$402,096	$212,272	$222,863	$48,890	$87,361	$600,417	$858	$4,163,100
YTD gross charge-offs	$6,106	$6,937	$4,505	$3,832	$44	$53	$—	$—	$21,477

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loan modifications to borrowers experiencing financial difficulty made during the reporting period:

	Term Extension
	Three Months Ended
(Dollars in thousands)	Amortized Cost	% of Portfolio
March 31, 2024
Commercial real estate	$195	—%
1-4 family residential	271	0.2%
Farmland	604	1.0%
Commercial	690	0.1%
	$1,760	—%

March 31, 2023
Commercial real estate	$119	—%
Commercial	895	0.1%
	$1,014	—%

	Payment Delay
	Three Months Ended
(Dollars in thousands)	Amortized Cost	% of Portfolio
March 31, 2023
Commercial real estate	$755	0.1%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Three Months Ended
March 31, 2024
Commercial real estate	Modification added a weighted average 0.3 years to the life of the modified loans.
1-4 family residential	Modification added a weighted average 0.3 years to the life of the modified loans.
Farmland	Modification added a weighted average 0.3 years to the life of the modified loans.
Commercial	Modification added a weighted average 0.3 years to the life of the modified loans.

March 31, 2023
Commercial real estate	Modification added a weighted average 0.3 years to the life of the modified loans.
Commercial	Modification added a weighted average 0.3 years to the life of the modified loans.

Payment Delay
Three Months Ended
March 31, 2023
Commercial real estate	Modification provided a weighted average payment delay of 0.5 years.
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the payment status of loans that have been modified in the last twelve months:

	March 31, 2024
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More
Commercial real estate	$106,960	$—	$—
1-4 family residential	271	—	—
Farmland	604	—	—
Commercial	22,779	—	—
	$130,614	$—	$—
At March 31, 2024, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2024 and 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.
Residential Real Estate Loans In Process of Foreclosure
At March 31, 2024 and December 31, 2023, the Company had no 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Goodwill	$233,709	$233,709

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(38,650)	$4,928	$43,578	$(38,084)	$5,494
Customer relationship intangibles	29,954	(20,747)	9,207	29,954	(19,901)	10,053
Software intangible assets	16,932	(11,994)	4,938	16,932	(10,935)	5,997
Other intangible assets	6,419	(1,650)	4,769	3,498	(1,396)	2,102
	$96,883	$(73,041)	$23,842	$93,962	$(70,316)	$23,646
The changes in goodwill and intangible assets during the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Beginning balance	$257,355	$265,767
Acquired intangible assets	2,920	3,042
Amortization of intangibles	(2,724)	(2,850)
Ending balance	$257,551	$265,959

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — VARIABLE INTEREST ENTITIES
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
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $3,010,000 and $2,977,000 at March 31, 2024 and December 31, 2023, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 6 — LEGAL CONTINGENCIES
The Company, through its direct and indirect wholly owned subsidiaries, has purchased and received payments on accounts receivable payable to Surge Transportation, Inc. (‘Surge’), a licensed freight broker, as part of factoring services provided to such entity. On July 24, 2023, Surge filed for Chapter 11 Bankruptcy in the US Bankruptcy Court in the Middle District of Florida. In connection with the bankruptcy proceedings, certain claimants comprised of motor carriers, contingency collection agents, and factoring companies filed complaints alleging that such entities have an ownership interest in, or other rights to, amounts paid to the Company in respect of such purchased accounts receivable. The Court has not yet ruled on such complaints. In the event of an adverse ruling with respect to such complaints, Triumph may be required to disgorge or pay to such claimants all or a portion of the amounts it has collected on such receivables. The Company and litigants are finalizing conditional settlements of all claims in conjunction with a Plan of Reorganization which was filed by Surge on March 29, 2024. The Plan is not yet confirmed. Due to the uncertainty of the existence of or extent of any loss exposure, Triumph is unable to calculate any reserve loss at this time.
Additionally, other various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of March 31, 2024, will have no material effect on the Company’s consolidated financial statements.
NOTE 7 — OFF-BALANCE SHEET LOAN COMMITMENTS
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$57,343	$501,035	$558,378	$53,822	$527,300	$581,122
Standby letters of credit	$15,086	$8,235	$23,321	$15,013	$9,356	$24,369
Commitments to purchase loans	$—	$17,125	$17,125	$—	$17,125	$17,125
Mortgage warehouse commitments	$—	$951,772	$951,772	$—	$895,896	$895,896
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At March 31, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures totaled $3,880,000 and $2,838,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Credit loss expense (benefit)	$1,042	$819
NOTE 8 — FAIR VALUE DISCLOSURES
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
The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Note 16 of the Company’s 2023 Form 10-K.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2024	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$67,634	$—	$67,634
Asset-backed securities	—	1,114	—	1,114
State and municipal	—	3,448	—	3,448
CLO securities	—	246,118	—	246,118
Corporate bonds	—	264	—	264
SBA pooled securities	—	1,523	—	1,523
	$—	$320,101	$—	$320,101

Equity securities with readily determinable fair values
Mutual fund	$4,441	$—	$—	$4,441

Loans held for sale	$—	$3,712	$—	$3,712

Indemnification asset	$—	$—	$1,292	$1,292

Revenue share asset	$—	$—	$2,689	$2,689

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$55,839	$—	$55,839
Asset-backed securities	—	1,170	—	1,170
State and municipal	—	4,515	—	4,515
CLO Securities	—	236,291	—	236,291
Corporate bonds	—	275	—	275
SBA pooled securities	—	1,554	—	1,554
	$—	$299,644	$—	$299,644

Equity securities with readily determinable fair values
Mutual fund	$4,488	$—	$—	$4,488

Loans held for sale	$—	$1,236	$—	$1,236

Indemnification asset	$—	$—	$1,497	$1,497

Revenue share asset	$—	$—	$2,516	$2,516
There were no transfers between levels during 2024 or 2023.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio acquired during 2020. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At March 31, 2024 and December 31, 2023, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $1,360,000 and $1,575,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Beginning balance	$1,497	$3,896
Indemnification asset recognized in business combination	—	—
Change in fair value of indemnification asset recognized in earnings	(205)	(205)
Indemnification reduction	—	—
Ending balance	$1,292	$3,691
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
At March 31, 2024 and December 31, 2023, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue as $3,590,000 and $3,329,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Beginning balance	$2,516	$5,515
Revenue share asset recognized	—	—
Change in fair value of revenue share asset recognized in earnings	472	(620)
Revenue share payments received	(299)	(363)
Ending balance	$2,689	$4,532

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
March 31, 2024	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$1,560	$1,560
1-4 family residential	—	—	35	35
Commercial	—	—	30,719	30,719
Factored receivables	—	—	30,214	30,214
	$—	$—	$62,528	$62,528

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$1,480	$1,480
1-4 family residential	—	—	37	37
Commercial	—	—	20,870	20,870
Factored receivables	—	—	32,860	32,860
	$—	$—	$55,247	$55,247
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
March 31, 2024		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$417,033	$417,033	$—	$—	$417,033
Securities - held to maturity	3,010	—	—	3,750	3,750
Loans not previously presented, gross	4,132,592	100,616	—	3,979,319	4,079,935
FHLB and other restricted stock	4,764	N/A	N/A	N/A	N/A
Accrued interest receivable	34,633	34,633	—	—	34,633

Financial liabilities:
Deposits	4,450,963	—	4,444,877	—	4,444,877
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	108,807	—	92,865	—	92,865
Junior subordinated debentures	41,889	—	43,436	—	43,436
Accrued interest payable	6,872	6,872	—	—	6,872

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2023		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$286,635	$286,635	$—	$—	$286,635
Securities - held to maturity	2,977	—	—	4,015	4,015
Loans not previously presented, gross	4,107,853	105,145	—	3,944,193	4,049,338
FHLB and other restricted stock	14,278	N/A	N/A	N/A	N/A
Accrued interest receivable	34,597	34,597	—	—	34,597

Financial liabilities:
Deposits	3,977,478	—	3,971,391	—	3,971,391
Federal Home Loan Bank advances	255,000	—	255,000	—	255,000
Subordinated notes	108,678	—	90,084	—	90,084
Junior subordinated debentures	41,740	—	43,072	—	43,072
Accrued interest payable	7,429	7,429	—	—	7,429
NOTE 9 — REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2024 and December 31, 2023, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2024 and December 31, 2023, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2024 that management believes have changed TBK Bank’s category.
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$819,239	16.7%	$392,785	8.0%	N/A	N/A
TBK Bank, SSB	$772,392	15.9%	$389,792	8.0%	$487,240	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$668,875	13.6%	$294,588	6.0%	N/A	N/A
TBK Bank, SSB	$733,817	15.1%	$292,344	6.0%	$389,792	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$581,986	11.9%	$220,941	4.5%	N/A	N/A
TBK Bank, SSB	$733,817	15.1%	$219,258	4.5%	$316,706	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$668,875	13.0%	$205,890	4.0%	N/A	N/A
TBK Bank, SSB	$733,817	14.3%	$205,767	4.0%	$257,208	5.0%

As of December 31, 2023
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$806,667	16.7%	$385,370	8.0%	N/A	N/A
TBK Bank, SSB	$758,656	15.9%	$382,508	8.0%	$478,135	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$661,833	13.7%	$289,027	6.0%	N/A	N/A
TBK Bank, SSB	$725,383	15.2%	$286,881	6.0%	$382,508	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$575,093	11.9%	$216,770	4.5%	N/A	N/A
TBK Bank, SSB	$725,383	15.2%	$215,161	4.5%	$310,787	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$661,833	12.6%	$209,518	4.0%	N/A	N/A
TBK Bank, SSB	$725,383	13.9%	$209,406	4.0%	$261,758	5.0%

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
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at March 31, 2024 and December 31, 2023. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At March 31, 2024 and December 31, 2023, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 10 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	March 31, 2024	December 31, 2023
Shares authorized	50,000,000	50,000,000
Shares issued	29,019,861	28,986,255
Treasury shares	(5,684,864)	(5,683,841)
Shares outstanding	23,334,997	23,302,414
Par value per share	$0.01	$0.01
Stock Repurchase Programs
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
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
NOTE 11 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $3,627,000 and $2,881,000 for the three months ended March 31, 2024 and 2023, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the three months ended March 31, 2024 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	122,931	77.14
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2024	122,931	77.14
RSAs granted to employees under the Omnibus Incentive Plan typically vest immediately or over four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of March 31, 2024, there was $1,235,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 1.16 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2024 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	230,034	63.30
Granted	6,127	69.70
Vested	(9,877)	90.97
Forfeited	(3,578)	52.90
Nonvested at March 31, 2024	222,706	62.42
RSUs granted to employees under the Omnibus Incentive Plan typically vest over four years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of March 31, 2024, there was $6,096,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.60 years.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the three months ended March 31, 2024 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	115,888	$81.72
Granted	—	—
Incremental shares earned	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2024	115,888	$81.74
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
As of March 31, 2024, there was $4,979,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 1.97 years.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the three months ended March 31, 2024 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2024	232,994	$43.40
Granted	—	—
Exercised	(5,401)	26.71
Forfeited or expired	—	—
Outstanding at March 31, 2024	227,593	$43.79	6.04	$8,243

Fully vested shares and shares expected to vest at March 31, 2024	227,593	$43.79	6.04	$8,243

Shares exercisable at March 31, 2024	131,815	$34.31	4.31	$6,012
Information related to the stock options for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2024	2023
Aggregate intrinsic value of options exercised	$289	$79
Cash received from option exercises, net	144	(33)
Tax benefit realized from option exercises	61	16
Weighted average fair value per share of options granted	$—	$—

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
As of March 31, 2024, there was $936,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 2.76 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the three months ended March 31, 2024 and 2023, 18,328 shares and 21,057 shares, respectively, were issued under the plan.
NOTE 12 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Basic
Net income to common stockholders	$3,357	$10,209
Weighted average common shares outstanding	23,201,259	23,361,732
Basic earnings per common share	$0.14	$0.44
Diluted
Net income to common stockholders	$3,357	$10,209
Weighted average common shares outstanding	23,201,259	23,361,732
Dilutive effects of:
Assumed exercises of stock options	87,567	76,129
Restricted stock awards	102,417	140,006
Restricted stock units	137,321	116,754
Performance stock units - market based	119,777	121,047
Employee stock purchase program	1,921	496
Average shares and dilutive potential common shares	23,650,262	23,816,164
Diluted earnings per common share	$0.14	$0.43
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended March 31,
	2024	2023
Stock options	45,764	49,379
Restricted stock awards	—	—
Restricted stock units	7,500	11,250
Performance stock units - market based	—	42,056
Employee stock purchase program	—	—
Accelerated share repurchase	—	203,352

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. The balance of such commercial loans was $0 at March 31, 2024 and December 31, 2023. Such revenue falls under Topic 310 and is outside the scope of Topic 606.
The Payments segment under its brand name, TriumphPay, connects Brokers, Shippers, Factors and Carriers through forward-thinking solutions that help each party successfully manage the life cycle of invoice presentment for services provided by Carrier through TriumphPay’s processing and audit of such invoice to its ultimate payment to the Carrier or the Factor. The Payments segment earns

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $338,000 and $800,000, respectively, at March 31, 2024 and $394,000 and $505,000, respectively, at December 31, 2023. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the three months ended March 31, 2024 and 2023.
Given the nature of services provided, the Payments segment does not carry any material contract balances.
The table below shows the Payments segment’s revenue from transaction and network fees from external customers, which are disaggregated by customer category.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Broker fee income	$4,115	$2,356
Factor fee income	1,295	1,276
Other fee income	61	$65
Total fee income	$5,471	$3,697
NOTE 14 — BUSINESS SEGMENT INFORMATION
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
Expenses that are directly attributable to the Company's Banking, Factoring, and Payments segments are allocated as such. The Company continues to make considerable investments in shared services that benefit the entire organization and these expenses are allocated to the Corporate segment. The Company allocates such expenses to the Corporate segment in order for the Company's chief operating decision maker and investors to have clear visibility into the operating performance of each reportable segment.
The Company allocates intersegment interest expense to the Factoring and Payments segments based on one-month term SOFR for their funding needs. When the Payments segment is self-funded, with customer deposit funding in excess of its factored receivables, intersegment interest income is allocated based on the Federal Funds effective rate. Management believes that such intersegment interest allocations appropriately reflect the current interest rate environment.
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2023 Form 10-K.
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Beginning prospectively on June 1, 2023, factoring transactions with freight broker clients were transferred from our Factoring segment to our Payments segment to align with TriumphPay's supply chain finance product offerings. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)
Three months ended March 31, 2024	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$63,994	$32,752	$5,157	$44	$101,947
Intersegment interest allocations	6,744	(8,905)	2,161	—	—
Total interest expense	13,504	—	—	2,408	15,912
Net interest income (expense)	57,234	23,847	7,318	(2,364)	86,035
Credit loss expense (benefit)	4,527	1,355	69	(55)	5,896
Net interest income after credit loss expense	52,707	22,492	7,249	(2,309)	80,139
Noninterest income	6,476	2,903	5,543	77	14,999
Noninterest expense	31,129	18,693	16,485	24,064	90,371
Net intersegment noninterest income (expense)(1)	121	389	(510)	—	—
Net income (loss) before income tax expense	$28,175	$7,091	$(4,203)	$(26,296)	$4,767

(Dollars in thousands)
Three months ended March 31, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$59,726	$38,157	$2,747	$44	$100,674
Intersegment interest allocations	7,612	(9,154)	1,542	—	—
Total interest expense	4,948	—	—	2,344	7,292
Net interest income (expense)	62,390	29,003	4,289	(2,300)	93,382
Credit loss expense (benefit)	1,923	549	—	141	2,613
Net interest income after credit loss expense	60,467	28,454	4,289	(2,441)	90,769
Noninterest income	5,673	1,578	3,707	64	11,022
Noninterest expense	32,240	21,769	15,417	19,855	89,281
Net intersegment noninterest income (expense)(1)	—	(265)	265	—	—
Net income (loss) before income tax expense	$33,900	$7,998	$(7,156)	$(22,232)	$12,510
(1) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended March 31, 2024
Factoring revenue received from Payments	$—	$750	$(750)
Payments revenue received from Factoring	—	(265)	265
Banking revenue received from Payments and Factoring	121	(96)	(25)
Net intersegment noninterest income (expense)	$121	$389	$(510)

Three Months Ended March 31, 2023
Factoring revenue received from Payments	$—	$—	$—
Payments revenue received from Factoring	—	(265)	265
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$(265)	$265
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
March 31, 2024	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,120,449	$1,097,627	$490,667	$1,064,770	$(2,198,020)	$5,575,493
Gross loans	$3,584,504	$976,761	$177,286	$—	$(543,431)	$4,195,120

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this discussion for further information on forward-looking statements.
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of March 31, 2024, we had consolidated total assets of $5.575 billion, total loans held for investment of $4.195 billion, total deposits of $4.451 billion and total stockholders’ equity of $872.3 million.
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

At March 31, 2024, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the three months ended March 31, 2024, our Banking segment generated 60% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 30% of our total revenue, our Payments segment generated 9% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
First Quarter 2024 Overview
Net income available to common stockholders for the three months ended March 31, 2024 was $3.4 million, or $0.14 per diluted share, compared to net income to common stockholders for the three months ended March 31, 2023 of $10.2 million, or $0.43 per diluted share. For the three months ended March 31, 2024, our return on average common equity was 1.62% and our return on average assets was 0.31%.
At March 31, 2024, we had total assets of $5.575 billion, including gross loans held for investment of $4.195 billion, compared to $5.347 billion of total assets and $4.163 billion of gross loans held for investment at December 31, 2023. Total loans held for investment increased $32.0 million during the three months ended March 31, 2024. Our Banking loans, which constitute 72% of our total loan portfolio at March 31, 2024, decreased from $3.046 billion in aggregate as of December 31, 2023 to $3.041 billion as of March 31, 2024, a decrease of 0.2%. Our Factoring factored receivables, which constitute 23% of our total loan portfolio at March 31, 2024, increased from $941.9 million in aggregate as of December 31, 2023 to $976.8 million as of March 31, 2024, an increase of 3.7%. Our Payments factored receivables, which constitute 4% of our total loan portfolio at March 31, 2024, increased from $174.7 million in aggregate as of December 31, 2023 to $177.3 million as of March 31, 2024, an increase of 1.5%.
At March 31, 2024, we had total liabilities of $4.703 billion, including total deposits of $4.451 billion, compared to $4.483 billion of total liabilities and $3.977 billion of total deposits at December 31, 2023. Deposits increased $473.5 million during the three months ended March 31, 2024.
At March 31, 2024, we had total stockholders' equity of $872.3 million. During the three months ended March 31, 2024, total stockholders’ equity increased $7.9 million, primarily due to our net income during the period. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 13.62% and 16.69%, respectively, at March 31, 2024.
The total dollar value of invoices purchased by Triumph Financial Services during the three months ended March 31, 2024 was $2.470 billion with an average invoice size of $1,806. The average transportation invoice size for the three months ended March 31, 2024 was $1,771. This compares to invoice purchase volume of $2.927 billion with an average invoice size of $1,962 and average transportation invoice size of $1,911 during the same period a year ago.
TriumphPay processed 5.7 million invoices paying Carriers a total of $6.380 billion during the three months ended March 31, 2024. This compares to processed volume of 4.3 million invoices for a total of $5.031 billion during the same period a year ago.
2024 Items of Note
Triumph Financial Headquarters Purchase
On March 20, 2024, we purchased a building in Dallas, TX that will be the future headquarters for Triumph Financial. The purchase price, including direct costs, was $54.6 million with approximately $51.7 million allocated to land and building and $2.9 million allocated to lease-related intangibles. We do not anticipate occupying the space until 2026 and we do not expect this acquisition to materially impact our results of operations in the short-term.
Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the three months ended March 31, 2024.

At March 31, 2024, the carrying value of the acquired over-formula advances was $2.7 million, the total reserve on acquired over-formula advances was $2.7 million and the balance of our indemnification asset, the value of the payment that would be due to us from CVLG in the event that these over-advances are charged off, was $1.3 million.
As of March 31, 2024 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2024. The full amount of such receivable is reflected in non-performing and past due factored receivables as of March 31, 2024 in accordance with our policy. As of March 31, 2024, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.
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
Trucking transportation and factoring

The largest driver of changes in revenue at our Factoring segment is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight during 2023 was a combination of falling volumes and excess capacity and such softness continued through the first quarter of 2024. In recent quarters, average rates per mile have decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Throughout much of 2023 and into 2024, spot rates had fallen below the cost per mile to operate for many carriers. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors. The confluence of these circumstances resulted in a steady decline in invoice prices and costs of new and used equipment during the first half of 2023. Such invoice prices and costs of new and used equipment remained consistently below recent years throughout the latter half of 2023 and into the first quarter of 2024.
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

Financial Highlights

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2024	2023
Income Statement Data:
Interest income	$101,947	$100,674
Interest expense	15,912	7,292
Net interest income	86,035	93,382
Credit loss expense (benefit)	5,896	2,613
Net interest income after credit loss expense (benefit)	80,139	90,769
Noninterest income	14,999	11,022
Noninterest expense	90,371	89,281
Net income (loss) before income taxes	4,767	12,510
Income tax expense (benefit)	609	1,500
Net income (loss)	$4,158	$11,010
Dividends on preferred stock	(801)	(801)
Net income available (loss) to common stockholders	$3,357	$10,209

Per Share Data:
Basic earnings (loss) per common share	$0.14	$0.44
Diluted earnings (loss) per common share	$0.14	$0.43
Weighted average shares outstanding - basic	23,201,259	23,361,732
Weighted average shares outstanding - diluted	23,650,262	23,816,164

Performance ratios - Annualized:
Return on average assets	0.31%	0.84%
Return on average total equity	1.90%	5.20%
Return on average common equity	1.62%	5.09%
Return on average tangible common equity (1)	2.33%	7.56%
Yield on loans(2)	9.09%	9.22%
Cost of interest bearing deposits	1.99%	0.55%
Cost of total deposits	1.17%	0.32%
Cost of total funds	1.45%	0.68%
Net interest margin(2)	7.29%	8.08%
Efficiency ratio	89.45%	85.52%
Net noninterest expense to average assets	5.62%	5.98%

(Dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Balance Sheet Data:
Total assets	$5,575,493	$5,347,334
Cash and cash equivalents	417,033	286,635
Investment securities	327,552	307,109
Loans held for investment, net	4,156,888	4,127,881
Total liabilities	4,703,154	4,482,934
Noninterest bearing deposits	1,747,544	1,632,022
Interest bearing deposits	2,703,419	2,345,456
FHLB advances	30,000	255,000
Subordinated notes	108,807	108,678
Junior subordinated debentures	41,889	41,740
Total stockholders’ equity	872,339	864,400
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	827,339	819,400

Per Share Data:
Book value per share	$35.45	$35.16
Tangible book value per share (1)	$24.42	$24.12
Shares outstanding end of period	23,334,997	23,302,414

Asset Quality ratios(3):
Past due to total loans	1.90%	2.00%
Nonperforming loans to total loans	1.98%	1.65%
Nonperforming assets to total assets	1.61%	1.42%
ACL to nonperforming loans	45.93%	51.15%
ACL to total loans	0.91%	0.85%
Net charge-offs to average loans(4)	0.05%	0.47%

Capital ratios:
Tier 1 capital to average assets	12.99%	12.64%
Tier 1 capital to risk-weighted assets	13.62%	13.74%
Common equity Tier 1 capital to risk-weighted assets	11.85%	11.94%
Total capital to risk-weighted assets	16.69%	16.75%
Total stockholders' equity to total assets	15.65%	16.17%
Tangible common stockholders' equity ratio (1)	10.71%	11.04%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2024	2023
Loan discount accretion	$471	$1,810
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the three months ended March 31, 2024 and the year ended December 31, 2023.
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

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2024	2023
Average total stockholders' equity	$879,825	$858,112
Average preferred stock liquidation preference	(45,000)	(45,000)
Average total common stockholders' equity	834,825	813,112
Average goodwill and other intangibles	(256,070)	(265,320)
Average tangible common equity	$578,755	$547,792

Net income available to common stockholders	$3,357	$10,209
Average tangible common equity	578,755	547,792
Return on average tangible common equity	2.33%	7.56%

Efficiency ratio:
Net interest income	$86,035	$93,382
Noninterest income	14,999	11,022
Operating revenue	101,034	104,404
Total noninterest expense	$90,371	$89,281
Efficiency ratio	89.45%	85.52%

Net noninterest expense to average assets ratio:
Total noninterest expense	$90,371	$89,281
Total noninterest income	14,999	11,022
Net noninterest expenses	$75,372	$78,259
Average total assets	$5,391,520	$5,310,024
Net noninterest expense to average assets ratio	5.62%	5.98%

(Dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Total stockholders' equity	$872,339	$864,400
Preferred stock	(45,000)	(45,000)
Total common stockholders' equity	827,339	819,400
Goodwill and other intangibles	(257,551)	(257,355)
Tangible common stockholders' equity	$569,788	$562,045
Common shares outstanding	23,334,997	23,302,414
Tangible book value per share	$24.42	$24.12

Total assets at end of period	$5,575,493	$5,347,334
Goodwill and other intangibles	(257,551)	(257,355)
Tangible assets at period end	$5,317,942	$5,089,979
Tangible common stockholders' equity ratio	10.71%	11.04%
Results of Operations
Three months ended March 31, 2024 compared with three months ended March 31, 2023.
Net Income
We earned net income of $4.2 million for the three months ended March 31, 2024 compared to net income of $11.0 million for the three months ended March 31, 2023, a decrease of $6.8 million or 62.2%.

	Three Months Ended March 31, 2024
(Dollars in thousands, except per share amounts)	2024	2023	$ Change	% Change
Interest income	$101,947	$100,674	$1,273	1.3%
Interest expense	15,912	7,292	8,620	118.2%
Net interest income	86,035	93,382	(7,347)	(7.9)%
Credit loss expense (benefit)	5,896	2,613	3,283	125.6%
Net interest income after credit loss expense (benefit)	80,139	90,769	(10,630)	(11.7)%
Noninterest income	14,999	11,022	3,977	36.1%
Noninterest expense	90,371	89,281	1,090	1.2%
Net income (loss) before income taxes	4,767	12,510	(7,743)	(61.9)%
Income tax expense (benefit)	609	1,500	(891)	(59.4)%
Net income (loss)	$4,158	$11,010	$(6,852)	(62.2)%
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

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	360,694	4,903	5.47%	260,508	2,994	4.66%
Taxable securities	321,344	5,326	6.67%	295,353	4,029	5.53%
Tax-exempt securities	3,508	25	2.87%	13,142	84	2.59%
FHLB and other restricted stock	13,649	232	6.84%	9,951	125	5.09%
Loans (1)	4,045,366	91,461	9.09%	4,110,129	93,442	9.22%
Total interest earning assets	4,744,561	101,947	8.64%	4,689,083	100,674	8.71%
Noninterest earning assets:
Cash and cash equivalents	81,535			94,401
Other noninterest earning assets	565,424			526,540
Total assets	5,391,520			5,310,024
Interest bearing liabilities:
Deposits:
Interest bearing demand	731,747	851	0.47%	836,309	570	0.28%
Individual retirement accounts	51,433	163	1.27%	65,182	85	0.53%
Money market	569,596	3,970	2.80%	498,083	1,130	0.92%
Savings	533,695	1,322	1.00%	544,939	309	0.23%
Certificates of deposit	263,561	1,864	2.84%	299,104	630	0.85%
Brokered time deposits	284,518	3,742	5.29%	99,226	475	1.94%
Other brokered deposits	17,860	240	5.40%	278	3	4.38%
Total interest bearing deposits	2,452,410	12,152	1.99%	2,343,121	3,202	0.55%
Federal Home Loan Bank advances	98,407	1,352	5.53%	138,778	1,747	5.11%
Subordinated notes	108,739	1,224	4.53%	107,901	1,309	4.92%
Junior subordinated debentures	41,799	1,184	11.39%	41,227	1,034	10.17%
Other borrowings	—	—	—%	2,620	—	—%
Total interest bearing liabilities	2,701,355	15,912	2.37%	2,633,647	7,292	1.12%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,724,532			1,704,778
Other liabilities	85,808			113,487
Total equity	879,825			858,112
Total liabilities and equity	5,391,520			5,310,024
Net interest income		86,035			93,382
Interest spread (2)			6.27%			7.59%
Net interest margin (3)			7.29%			8.08%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$2,932,646	$53,552	7.34%	$2,916,614	$52,538	7.31%
Factoring receivables	942,414	32,752	13.98%	1,110,203	38,157	13.94%
Payments receivables	170,306	5,157	12.18%	83,312	2,747	13.37%
Total loans	$4,045,366	$91,461	9.09%	$4,110,129	$93,442	9.22%
We earned net interest income of $86.0 million for the three months ended March 31, 2024 compared to $93.4 million for the three months ended March 31, 2023, a decrease of $7.4 million, or 7.9%, primarily driven by the following factors.
Interest income increased $1.3 million, or 1.3%, due to increased yields across all of our broad interest earning asset categories with the exception of loans. Additionally, average interest earning assets increased $55.5 million, or 1.2%, while we experienced a decrease in average total loans of $64.8 million, or 1.6%. The average balance of our higher yielding Factoring factored receivables decreased $167.8 million, or 15.1%, while we experienced an increase in average Payments factored receivables. The decrease in average Factoring factored receivables and the increase in Payments factored receivables was impacted by our decision to move supply chain financing receivables from our Factoring segment to our Payments segment during the second quarter 2023. Average Banking loans increased $16.0 million, or 0.5% due to increases in the average balances of commercial real estate, construction and development, agriculture, and asset-based lending loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $633.9 million for the three months ended March 31, 2024 compared to $718.8 million for the three months ended March 31, 2023. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit loans. We recognized discount accretion on purchased loans of $0.5 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.
Interest expense increased $8.6 million, or 118.2%, primarily driven by higher average rates discussed below. Additionally, average interest-bearing liabilities increased period over period. More specifically, average total interest bearing deposits increased $109.3 million, or 4.7%. Average noninterest bearing demand deposits grew $19.8 million.
Net interest margin decreased to 7.29% for the three months ended March 31, 2024 from 8.08% for the three months ended March 31, 2023, a decrease of 79 basis points or 9.8%.
The decrease in our net interest margin was most impacted by an increase in our average cost of interest bearing liabilities of 125 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
The decrease in our net interest margin was also impacted by a decrease in our yield on interest earning assets of 7 basis points to 8.64% for the three months ended March 31, 2024. This decrease was primarily driven by lower yields on loans which decreased 13 basis points to 9.09% for the same period. Our yield on Factoring factored receivables was relatively flat period over period; however our average Factoring factored receivables as a percentage of the total average loan portfolio decreased which had a meaningful impact on our overall loan yield. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, were 97% and 95% of our Factoring portfolio at March 31, 2024 and 2023, respectively. Banking and payments yields decreased period over period. Non-loan yields were higher across the board period over period.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. We grew such deposits by $292.8 million during the first quarter to a total of $519.6 million at March 31, 2024. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the first quarter of 2024, these deposits decreased our overall yield on loans by 47 bps and our overall cost of deposits and cost of funds would have been 45 bps and 42 bps higher, respectively.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	March 31, 2024 vs. 2023
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$547	$1,362	$1,909
Taxable securities	866	431	1,297
Tax-exempt securities	10	(69)	(59)
FHLB and other restricted stock	44	63	107
Loans	(517)	(1,464)	(1,981)
Total interest income	950	323	1,273
Interest bearing liabilities:
Interest bearing demand	403	(122)	281
Individual retirement accounts	122	(44)	78
Money market	2,342	498	2,840
Savings	1,041	(28)	1,013
Certificates of deposit	1,485	(251)	1,234
Brokered time deposits	830	2,437	3,267
Other brokered deposits	1	236	237
Total interest bearing deposits	6,224	2,726	8,950
Federal Home Loan Bank advances	160	(555)	(395)
Subordinated notes	(94)	9	(85)
Junior subordinated debentures	134	16	150
Other borrowings	—	—	—
Total interest expense	6,424	2,196	8,620
Change in net interest income	$(5,474)	$(1,873)	$(7,347)
Credit Loss Expense
Credit loss expense is the amount of expense that, based on our judgment, is required to maintain the allowances for credit losses (“ACL”) at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. Refer to Note 1 of the Company’s 2023 Form 10-K for detailed discussion regarding ACL methodologies for available for sale debt securities, held to maturity securities and loans held for investment.
The following table presents the major categories of credit loss expense:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Credit loss expense (benefit) on loans	$4,909	$1,653	$3,256	197.0%
Credit loss expense (benefit) on off balance sheet credit exposures	1,042	819	223	27.2%
Credit loss expense (benefit) on held to maturity securities	(55)	141	(196)	(139.0)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$5,896	$2,613	$3,283	125.6%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At March 31, 2024 and December 31, 2023, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended March 31, 2024. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At March 31, 2024 and December 31, 2022, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At March 31, 2024 and December 31, 2023, the Company carried $6.1 million and $6.2 million, respectively, of these HTM securities at amortized cost. The required ACL on these balances was $3.1 million at March 31, 2024 and $3.2 million at December 31, 2023, resulting in a $0.1 million benefit to credit loss expense during the current quarter. Credit loss expense during the three months ended March 31, 2023 was $0.1 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of March 31, 2024. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $38.2 million as of March 31, 2024, compared to $35.2 million as of December 31, 2023, representing an ACL to total loans ratio of 0.91% and 0.85%, respectively.
Our credit loss expense on loans increased $3.3 million, or 197.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
The increase in credit loss expense was primarily driven by changes in required specific reserves. Such specific reserves increased $1.3 million during the three months ended March 31, 2024 compared to a decrease of $0.9 million during the same period a year ago.
Changes in volume and mix of the loan portfolio also drove an increase in credit loss expense period over period. Such changes resulted in credit loss expense of $0.8 million during the three months ended March 31, 2024 compared to an insignificant impact to credit loss expense during the same period a year ago. Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in credit loss expense of $0.9 million during the three months ended March 31, 2024 compared to credit loss expense of $0.4 million during the same period a year ago.
The increase in credit loss expense was partially offset by net charge-off activity during the period. Net charge-offs during the three months ended March 31, 2024 were $1.9 million compared to $2.2 million during the same period a year ago. Approximately $1.4 million of the $1.9 million net charge-offs for the three months ended March 31, 2024 were reserved in a prior period while the entire balance charged-off during the three months ended March 31, 2023 was fully reserved in a prior period. Such prior period reserves are included in the discussion of changes in specific reserves above.
Credit loss expense for off balance sheet credit exposures increased $0.2 million, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Service charges on deposits	$1,727	$1,713	$14	0.8%
Card income	1,868	1,968	(100)	(5.1)%
Net gains (losses) on sale of loans	(192)	(84)	(108)	(128.6)%
Fee income	8,683	6,150	2,533	41.2%
Insurance commissions	1,568	1,593	(25)	(1.6)%
Other	1,345	(318)	1,663	523.0%
Total noninterest income	$14,999	$11,022	$3,977	36.1%
Noninterest income increased $4.0 million, or 36.1%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $2.5 million, or 41.2%, due to a $1.8 million increase in fees earned by our Payments segment during the three months ended March 31, 2024 compared to the same period a year ago. Additionally, early termination fees at our Factoring segment increased $0.6 million period over period.
•Other. Other noninterest income increased $1.7 million due to a gain on our revenue share asset of $0.5 million during the three months ended March 31, 2024 compared to a $0.6 million loss during the same period a year ago. There were no other significant variances in other noninterest income period over period.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$54,185	$54,686	$(501)	(0.9)%
Occupancy, furniture and equipment	7,636	6,703	933	13.9%
FDIC insurance and other regulatory assessments	653	418	235	56.2%
Professional fees	3,541	3,085	456	14.8%
Amortization of intangible assets	2,724	2,850	(126)	(4.4)%
Advertising and promotion	1,214	1,371	(157)	(11.5)%
Communications and technology	11,894	11,346	548	4.8%
Software amortization	1,174	987	187	18.9%
Travel and entertainment	1,509	1,898	(389)	(20.5)%
Other	5,841	5,937	(96)	(1.6)%
Total noninterest expense	$90,371	$89,281	$1,090	1.2%
Noninterest expense increased $1.1 million, or 1.2%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses decreased $0.5 million, or 0.9%. Employee salaries and payroll taxes decreased $1.3 million and $0.7 million, respectively, which is primarily due to increased labor subject to capitalization. The size of our workforce increased period over period due to organic growth within the Company. Our average full-time equivalent employees were 1,518.3 and 1,459.8 for the three months ended March 31, 2024 and 2023, respectively. Further, sales commissions, primarily related to our operations at Triumph Financial Services and TriumphPay, decreased $0.6 million period over period. Compensation for temporary labor decreased $0.9 million period over period. These decreases were offset by an increase in accruals for bonus expense of $1.2 million. Additionally, stock based compensation expense included in salaries and employee benefits expense increased $0.8 million period over period. Employee insurance expense increased $0.5 million period over period.

•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $0.9 million, or 13.9%, primarily due to growth in our operations period over period.
•Communication and Technology. Communication and technology increased $0.5 million, or 4.8%, primarily as a result of increased spending on IT data processing IT infrastructure.
•Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services. Other noninterest expense decreased $0.1 million, or 1.6%. There were no significant variances in other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $0.9 million, from $1.5 million for the three months ended March 31, 2023 to $0.6 million for the three months ended March 31, 2024. The effective tax rate was 13% for the three months ended March 31, 2024, compared to 12% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was impacted by an adjustment to our disallowance related to highly compensated individuals. The effective tax rate for the three months ended March 31, 2023 was impacted by a performance based performance stock units windfall that was recorded during the period as those related shares vested during the period.
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
Expenses that are directly attributable to our Banking, Factoring, and Payments segments are allocated as such. We continue to make considerable investments in shared services that benefit the entire organization and these expenses are allocated to our Corporate segment. We allocate such expenses to our Corporate segment in order for our chief operating decision maker and investors to have clear visibility into the operating performance of each reportable segment.
We allocate intersegment interest expense to the Factoring and Payments segments based on one-month term SOFR for their funding needs. When the Payments segment is self-funded, with customer deposit funding in excess of its factored receivables, intersegment interest income is allocated based on the Federal Funds effective rate. Management believes that such intersegment interest allocations appropriately reflect the current interest rate environment.
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2023 Form 10-K.

Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Beginning prospectively on June 1, 2023, factoring transactions with freight broker clients were transferred from our Factoring segment to our Payments segment to align with TriumphPay's supply chain finance product offerings. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended March 31, 2024	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$63,994	$32,752	$5,157	$44	$101,947
Intersegment interest allocations	6,744	(8,905)	2,161	—	—
Total interest expense	13,504	—	—	2,408	15,912
Net interest income (expense)	57,234	23,847	7,318	(2,364)	86,035
Credit loss expense (benefit)	4,527	1,355	69	(55)	5,896
Net interest income after credit loss expense	52,707	22,492	7,249	(2,309)	80,139
Noninterest income	6,476	2,903	5,543	77	14,999
Noninterest expense	31,129	18,693	16,485	24,064	90,371
Net intersegment noninterest income (expense)(1)	121	389	(510)	—	—
Net income (loss) before income tax expense	$28,175	$7,091	$(4,203)	$(26,296)	$4,767

(Dollars in thousands)
Three Months Ended March 31, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$59,726	$38,157	$2,747	$44	$100,674
Intersegment interest allocations	7,612	(9,154)	1,542	—	—
Total interest expense	4,948	—	—	2,344	7,292
Net interest income (expense)	62,390	29,003	4,289	(2,300)	93,382
Credit loss expense (benefit)	1,923	549	—	141	2,613
Net interest income after credit loss expense	60,467	28,454	4,289	(2,441)	90,769
Noninterest income	5,673	1,578	3,707	64	11,022
Noninterest expense	32,240	21,769	15,417	19,855	89,281
Net intersegment noninterest income (expense)(1)	—	(265)	265	—	—
Net income (loss) before income tax expense	$33,900	$7,998	$(7,156)	$(22,232)	$12,510
(1) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended March 31, 2024
Factoring revenue received from Payments	$—	$750	$(750)
Payments revenue received from Factoring	—	(265)	265
Banking revenue received from Payments and Factoring	121	(96)	(25)
Net intersegment noninterest income (expense)	$121	$389	$(510)

Three Months Ended March 31, 2023
Factoring revenue received from Payments	$—	$—	$—
Payments revenue received from Factoring	—	(265)	265
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$(265)	$265

(Dollars in thousands)
March 31, 2024	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,120,449	$1,097,627	$490,667	$1,064,770	$(2,198,020)	$5,575,493
Gross loans	$3,584,504	$976,761	$177,286	$—	$(543,431)	$4,195,120

(Dollars in thousands)
December 31, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,918,527	$1,077,367	$546,985	$1,056,646	$(2,252,191)	$5,347,334
Gross loans	$3,595,527	$941,926	$174,728	$—	$(549,081)	$4,163,100
Banking

(Dollars in thousands)	Three Months Ended March 31,
Banking	2024	2023	$ Change	% Change
Total interest income	$63,994	$59,726	$4,268	7.1%
Intersegment interest allocations	6,744	7,612	(868)	(11.4)%
Total interest expense	13,504	4,948	8,556	172.9%
Net interest income (expense)	57,234	62,390	(5,156)	(8.3)%
Credit loss expense (benefit)	4,527	1,923	2,604	135.4%
Net interest income after credit loss expense	52,707	60,467	(7,760)	(12.8)%
Noninterest income	6,476	5,673	803	14.2%
Noninterest expense	31,129	32,240	(1,111)	(3.4)%
Net intersegment noninterest income (expense)	121	—	121	100.0%
Operating income (loss)	$28,175	$33,900	$(5,725)	(16.9)%
Our Banking segment’s operating income decreased $5.7 million, or 16.9%.
Total interest income increased $4.3 million, or 7.1%, at our Banking segment due to an increase in average interest earning Banking assets. Additionally, the increase in interest income was driven by an increase in yields on interest earning assets at our Banking segment. Average loans in our Banking segment, excluding intersegment loans, increased 0.5% from $2.917 billion for the three months ended March 31, 2023 to $2.933 billion for the three months ended March 31, 2024, and average balances of other interest earning assets at our Banking segment increased period over period. Intersegment interest income allocated to our Banking segment decreased period over period due to decreased factored receivable balances at our Factoring segment.
Interest expense increased $8.6 million, or 172.9%, due to an increase in average interest-bearing liabilities, including an increase in average total interest bearing deposits of $109.3 million, or 4.7%, period over period. This increase was also driven by higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $4.4 million for the three months ended March 31, 2024 compared to credit loss expense on loans of $1.1 million for the three months ended March 31, 2023. The increase in credit loss expense was the result of increased specific reserves and net charge-offs at our Banking segment period over period. Changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods and changes in the volume and mix of our portfolio also increased credit loss expense at our Banking segment period over period.
Credit loss expense for off balance sheet credit exposures decreased $0.7 million, from $0.8 million for the three months ended March 31, 2023 to $0.1 million for the three months ended March 31, 2024, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.
There were no significant changes in the components of noninterest income at our Banking segment period over period. The decrease in noninterest expense was driven by a $1.9 million decrease in salaries and benefits expense partially offset by a $1.0 million increase in communications and technology expense.

Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has decreased $5.4 million, or 0.2%, to $3.041 billion as of March 31, 2024. The following table sets forth our banking loans:

(Dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Banking
Commercial real estate	$819,721	$812,704	$7,017	0.9%
Construction, land development, land	222,859	136,720	86,139	63.0%
1-4 family residential	130,200	125,916	4,284	3.4%
Farmland	58,431	63,568	(5,137)	(8.1)%
Commercial - General	308,145	303,332	4,813	1.6%
Commercial - Agriculture	46,986	47,059	(73)	(0.2)%
Commercial - Equipment	440,458	460,008	(19,550)	(4.2)%
Commercial - Asset-based lending	260,043	246,065	13,978	5.7%
Commercial - Liquid Credit	105,238	113,901	(8,663)	(7.6)%
Consumer	7,176	8,326	(1,150)	(13.8)%
Mortgage Warehouse	641,816	728,847	(87,031)	(11.9)%
Total banking loans	$3,041,073	$3,046,446	$(5,373)	(0.2)%
Factoring

(Dollars in thousands)	Three Months Ended March 31,
Factoring	2024	2023	$ Change	% Change
Total interest income	$32,752	$38,157	$(5,405)	(14.2)%
Intersegment interest allocations	(8,905)	(9,154)	249	2.7%
Total interest expense	—	—	—	—
Net interest income (expense)	23,847	29,003	(5,156)	(17.8)%
Credit loss expense (benefit)	1,355	549	806	146.8%
Net interest income (expense) after credit loss expense	22,492	28,454	(5,962)	(21.0)%
Noninterest income	2,903	1,578	1,325	84.0%
Noninterest expense	18,693	21,769	(3,076)	(14.1)%
Net intersegment noninterest income (expense)	389	(265)	654	246.8%
Net income (loss) before income tax expense	$7,091	$7,998	$(907)	(11.3)%

	Three Months Ended March 31,
	2024	2023
Factored receivable period end balance	$976,761,000	$1,096,071,000
Yield on average receivable balance	13.98%	13.94%
Current quarter charge-off rate	0.13%	0.19%
Factored receivables - transportation concentration	97%	95%

Interest income, including fees	$32,752,000	$38,157,000
Non-interest income	2,903,000	1,578,000
Intersegment noninterest income	750,000	—
Factored receivable total revenue	36,405,000	39,735,000
Average net funds employed	839,136,000	976,216,000
Yield on average net funds employed	17.45%	16.51%

Accounts receivable purchased	$2,469,797,000	$2,927,104,000
Number of invoices purchased	1,367,625	1,491,763
Average invoice size	$1,806	$1,962
Average invoice size - transportation	$1,771	$1,911
Average invoice size - non-transportation	$4,099	$5,205
Our Factoring segment’s operating income decreased $0.9 million, or 11.3%.
Our average invoice size decreased 8.0% from $1,962 for the three months ended March 31, 2023 to $1,806 for the three months ended March 31, 2024. Additionally, the number of invoices purchased decreased 8.3% period over period.
Net interest income at our Factoring segment decreased period over period. Overall average net funds employed (“NFE”) decreased 14.0% during the three months ended March 31, 2024 compared to the same period in 2023. The decrease in average NFE was the result of decreased invoice purchase volume and decreased average invoice sizes. Those, in turn, resulted from a softening transportation market. See further discussion under the Recent Developments: Trucking Transportation section. We maintained a high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 97% at March 31, 2024 and 95% at March 31, 2023. Net interest income at our Factoring segment was also impacted by a decrease in its intersegment interest allocation charge period over period.
Credit loss expense on factored receivables at our Factoring segment was relatively flat period over period. Net charge-offs decreased period over period. This decrease was partially offset by changes in the volume of the factoring portfolio period over period and changes in specific reserves. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period. Credit loss expense for off balance sheet credit exposures increased $0.9 million, from $0.0 million for the three months ended March 31, 2023 to $0.9 million for the three months ended March 31, 2024, primarily due to changes to outstanding commitments to fund period over period.
Noninterest income at our Factoring segment increased period over period due to a gain on our revenue share asset of $0.5 million during the three months ended March 31, 2024 compared to a $0.6 million loss during the same period a year ago. Additionally, we experienced a $0.6 million increase in early termination fees at our Factoring segment period over period. There were no other significant variances in noninterest income at our Factoring segment.
Noninterest expense decreased primarily due to a $1.5 million decrease in salary and benefits expense including a decrease in stock compensation. Additionally, there was a $1.2 million decrease in communications and technology expense period over period. There were no other significant variances in noninterest expense at our Factoring segment.

Payments

(Dollars in thousands)	Three Months Ended March 31,
Payments	2024	2023	$ Change	% Change
Total interest income	$5,157	$2,747	$2,410	87.7%
Intersegment interest allocations	2,161	1,542	619	40.1%
Total interest expense	—	—	—	—%
Net interest income (expense)	7,318	4,289	3,029	70.6%
Credit loss expense (benefit)	69	—	69	100.0%
Net interest income after credit loss expense	7,249	4,289	2,960	69.0%
Noninterest income	5,543	3,707	1,836	49.5%
Noninterest expense	16,485	15,417	1,068	6.9%
Net intersegment noninterest income (expense)	(510)	265	(775)	(292.5)%
Net income (loss) before income tax expense	$(4,203)	$(7,156)	$2,953	41.3%

	Three Months Ended March 31,
	2024	2023
Supply chain financing factored receivables	$98,593,000	$132,000
Quickpay factored receivables	78,693,000	81,901,000
Factored receivable period end balance	$177,286,000	$82,033,000

Supply chain finance interest income	$2,553,000	$1,000
Quickpay interest income	2,604,000	2,746,000
Intersegment interest income	2,161,000	1,542,000
Total interest income	7,318,000	4,289,000
Broker noninterest income	4,115,000	2,356,000
Factor noninterest income	1,295,000	1,276,000
Other noninterest income	133,000	75,000
Intersegment noninterest income	265,000	265,000
Total noninterest income	5,808,000	3,972,000
Total revenue	$13,126,000	$8,261,000

Intersegment interest expense allocation	$—	$—
Credit loss expense (benefit)	69,000	—
Noninterest expense	16,485,000	15,417,000
Intersegment noninterest expense	775,000	—
Total expense	$17,329,000	$15,417,000

Operating income (loss)	$(4,203,000)	$(7,156,000)
Intersegment interest expense	—	—
Depreciation expense	244,000	15,000
Software amortization expense	527,000	178,000
Intangible amortization expense	1,702,000	1,548,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(1,730,000)	$(5,415,000)

EBITDA margin	(13)%	(66)%

Number of invoices processed	5,717,016	4,260,654
Amount of payments processed	$6,379,680,000	$5,030,548,000
Network invoice volume	621,209	159,353
Network payment volume	$1,035,099,000	$289,667,000
Our Payments segment's operating loss decreased $3.0 million, or 41.3%.

The number of invoices processed by our Payments segment increased 34.2% from 4,260,654 for the three months ended March 31, 2023 to 5,717,016 for the three months ended March 31, 2024, and the amount of payments processed increased 26.8% from $5.031 billion for the three months ended March 31, 2023 to $6.380 billion for the three months ended March 31, 2024 in the face of lower average invoice prices.
A "network transaction" occurs when a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee. All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay application programming interfaces ("APIs") with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended March 31, 2024, we processed 621,209 network invoices representing a network payment volume of $1.035 billion. During the three months ended March 31, 2023, we processed 159,353 network invoices representing a network payment volume of $289.7 million.
Net interest income increased due to increased average balances at our Payments segment and increased intersegment interest allocation period over period. The majority of the increased average balance was driven by supply chain finance receivables previously discussed. The increase in net interest income was partially offset by lower yields at our Payments segment.
Noninterest income increased due to a $1.8 million increase in payment and audit fees, including intersegment fees, earned by TriumphPay during the three months ended March 31, 2024 compared to the same period a year ago.
There were no significant variances in the components of noninterest expense at our Payments segment period over period.
The acquisition of HubTran during the year ended December 31, 2021 allows TriumphPay to create a fully integrated payments network for transportation; servicing Brokers and Factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for Shippers, third party logistics companies (i.e., Brokers) and their Carriers, and Factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that has led to meaningful amounts of intangible amortization.
Corporate

(Dollars in thousands)	Three Months Ended March 31,
Corporate	2024	2023	$ Change	% Change
Total interest income	$44	$44	$—	—%
Intersegment interest allocations	—	—	—	—
Total interest expense	2,408	2,344	64	2.7%
Net interest income (expense)	(2,364)	(2,300)	(64)	(2.8)%
Credit loss expense (benefit)	(55)	141	(196)	(139.0)%
Net interest income (expense) after credit loss expense	(2,309)	(2,441)	132	5.4%
Other noninterest income	77	64	13	20.3%
Noninterest expense	24,064	19,855	4,209	21.2%
Net income (loss) before income tax expense	$(26,296)	$(22,232)	$(4,064)	(18.3)%
The Corporate segment reported an operating loss of $26.3 million for the three months ended March 31, 2024 compared to an operating loss of $22.2 million for the three months ended March 31, 2023. The increased operating loss was driven by increased noninterest expense which was the result of a $3.3 million increase in salaries and benefits expense and a $0.7 million increase in IT and communications expense period over period.

Financial Condition
Assets
Total assets were $5.575 billion at March 31, 2024, compared to $5.347 billion at December 31, 2023, an increase of $228.2 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.195 billion at March 31, 2024, compared with $4.163 billion at December 31, 2023.
The following table shows our total loan portfolio by portfolio segments:

	March 31, 2024		December 31, 2023		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$819,721	20%	$812,704	20%	$7,017	0.9%
Construction, land development, land	222,859	5%	136,720	3%	86,139	63.0%
1-4 family residential	130,200	3%	125,916	3%	4,284	3.4%
Farmland	58,431	1%	63,568	2%	(5,137)	(8.1%)
Commercial	1,160,870	28%	1,170,365	28%	(9,495)	(0.8%)
Factored receivables	1,154,047	28%	1,116,654	26%	37,393	3.3%
Consumer	7,176	—%	8,326	—%	(1,150)	(13.8%)
Mortgage warehouse	641,816	15%	728,847	18%	(87,031)	(11.9%)
Total Loans	$4,195,120	100%	$4,163,100	100%	$32,020	0.8%
Commercial Real Estate Loans. Our commercial real estate loans increased $7.0 million, or 0.9%, due to new origination activity that outpaced paydowns.
Construction and Development Loans. Our construction and development loans increased $86.1 million, or 63.0%, due to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans increased $4.3 million, or 3.4%, due to new origination activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $5.1 million, or 8.1%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment decreased $9.5 million, or 0.8%, due to decreased equipment lending and liquid credit balances. The decrease was partially offset by increased asset-based lending balances as well as an increase in other commercial loans. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, increased $4.8 million, or 1.6%.
The following table shows our commercial loans:

(Dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Commercial
Equipment	$440,458	$460,008	$(19,550)	(4.2%)
Asset-based lending	260,043	246,065	13,978	5.7%
Liquid credit	105,238	113,901	(8,663)	(7.6%)
Agriculture	46,986	47,059	(73)	(0.2%)
Other commercial lending	308,145	303,332	4,813	1.6%
Total commercial loans	$1,160,870	$1,170,365	$(9,495)	(0.8%)
Factored Receivables. Our factored receivables increased $37.4 million, or 3.3%. At March 31, 2024, the balance of the Over-Formula Advance Portfolio included in factored receivables was $2.7 million. At March 31, 2024, the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.

Consumer Loans. Our consumer loans decreased $1.2 million, or 13.8%, due to paydowns that outpaced modest origination activity.
Mortgage Warehouse. Our mortgage warehouse facilities decreased $87.0 million, or 11.9%, due to seasonal changes in utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $633.9 million for the three months ended March 31, 2024 compared to $718.8 million for the three months ended March 31, 2023.
The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	March 31, 2024
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$320,009	$455,922	$43,715	$75	$819,721
Construction, land development, land	117,281	102,717	2,861	—	222,859
1-4 family residential	6,209	32,662	7,750	83,579	130,200
Farmland	6,315	29,356	21,529	1,231	58,431
Commercial	353,619	778,470	28,781	—	1,160,870
Factored receivables	1,154,047	—	—	—	1,154,047
Consumer	792	5,235	1,142	7	7,176
Mortgage warehouse	641,816	—	—	—	641,816
	$2,600,088	$1,404,362	$105,778	$84,892	$4,195,120

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$267,337	$2,339	$—
Construction, land development, land		83,591	283	—
1-4 family residential		25,260	1,784	6,107
Farmland		22,490	1,048	—
Commercial		520,159	20,362	—
Factored receivables		—	—	—
Consumer		5,235	1,142	7
Mortgage warehouse		—	—	—
		$924,072	$26,958	$6,114
Floating interest rates
Commercial real estate		$188,585	$41,376	$75
Construction, land development, land		19,126	2,578	—
1-4 family residential		7,402	5,966	77,472
Farmland		6,866	20,481	1,231
Commercial		258,311	8,419	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$480,290	$78,820	$78,778

Total		$1,404,362	$105,778	$84,892

As of March 31, 2024, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (24%), Illinois (12%), Colorado (11%), and Iowa (6%) make up 53% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2023, the states of Texas (17%), Colorado (15%), Illinois (12%), and Iowa (6%) made up 50% of the Company’s gross loans, excluding factored receivables.
Further, a majority (97%) of our factored receivables, representing approximately 27% of our total loan portfolio as of March 31, 2024, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2023, 97% of our factored receivables, representing approximately 26% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	March 31, 2024	December 31, 2023
Nonperforming loans:
Commercial real estate	$2,362	$2,447
Construction, land development, land	390	—
1-4 family residential	1,166	1,178
Farmland	1,114	968
Commercial	55,000	40,951
Factored receivables	23,036	23,181
Consumer	174	133
Mortgage warehouse	—	—
Total nonperforming loans	83,242	68,858
Held to maturity securities	4,766	4,766
Equity investments without readily determinable fair value	1,170	1,170
Other real estate owned, net	37	37
Other repossessed assets	373	950
Total nonperforming assets	$89,588	$75,781

Nonperforming assets to total assets	1.61%	1.42%
Nonperforming loans to total loans held for investment	1.98%	1.65%
Total past due loans to total loans held for investment	1.90%	2.00%
Nonperforming loans increased $14.4 million, or 20.9%, due to the addition of four equipment finance loans of $9.1 million, $4.1 million, $2.4 million and $1.6 million all collateralized by various equipment. These increases were partially offset by a $1.2 million nonperforming equipment loan pay-down and a $0.1 million reduction in nonperforming factored receivables. The entire $19.4 million of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy.

As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment increased to 1.98% at March 31, 2024 from 1.65% December 31, 2023.
Our ratio of nonperforming assets to total assets increased to 1.61% at March 31, 2024 from 1.42% December 31, 2023. This is due to the aforementioned loan activity and changes in our period end total assets.
Past due loans to total loans held for investment decreased to 1.90% at March 31, 2024 from 2.00% at December 31, 2023, as a result of a decrease in past due factored receivables partially offset by increased past due commercial loans. Both the $2.7 million acquired factoring Over-Formula Advance balance and the $19.4 million Misdirected Payments balance are considered greater than 90 days past due at March 31, 2024.
Allowance for Credit Losses on Loans
The ACL is a valuation allowance estimated at each balance sheet date in accordance with US GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See Note 1 of the Company’s 2023 Form 10-K and notes to the consolidated financial statements included elsewhere in this report for discussion of our ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in the Company’s judgment, should be charged-off.
Loan loss valuation allowances are recorded on specific at-risk balances, typically consisting of collateral dependent loans and factored invoices greater than 90 days past due with negative cash reserves.
The following table sets forth the ACL by category of loan:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$5,666	20%	0.69%	$6,030	20%	0.74%
Construction, land development, land	2,652	5%	1.19%	965	3%	0.71%
1-4 family residential	979	3%	0.75%	927	3%	0.74%
Farmland	407	1%	0.70%	442	2%	0.70%
Commercial	16,560	28%	1.43%	14,060	28%	1.20%
Factored receivables	11,192	28%	0.97%	11,896	26%	1.07%
Consumer	135	—%	1.88%	171	—%	2.05%
Mortgage warehouse	641	15%	0.10%	728	18%	0.10%
Total Loans	$38,232	100%	0.91%	$35,219	100%	0.85%
The ACL increased $3.0 million, or 8.6%. This increase reflects net charge-offs of $1.9 million and credit loss expense of $4.9 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At quarter end, our entire remaining Over-Formula Advance position was down from $3.2 million at December 31, 2023 to $2.7 million at March 31, 2024 and the entire balance at March 31, 2024 was fully reserved. At March 31, 2024, the Misdirected Payments amount was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of March 31, 2024.
A driver of the change in ACL is change in the loss drivers that the Company forecasted to calculate expected losses at March 31, 2024 as compared to December 31, 2023. Such change had a slightly negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $0.9 million of ACL period over period.

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
For all DCF models at March 31, 2024, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At March 31, 2024 as compared to December 31, 2023, the Company forecasted minimal change in national unemployment, one-year percentage change in national retail sales, one-year percentage change in the national home price index, and one-year percentage change in national gross domestic product. At March 31, 2024 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter with the exception of positive growth in the first projected quarter. At March 31, 2023, the Company used its historical prepayment speeds with minimal adjustment.
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
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Allowance for credit losses on loans	$38,232	$35,219
Total loans held for investment	$4,195,120	$4,163,100
Allowance to total loans held for investment	0.91%	0.85%

Nonaccrual loans	$60,206	$45,677
Total loans held for investment	$4,195,120	$4,163,100
Nonaccrual loans to total loans held for investment	1.44%	1.10%

Allowance for credit losses on loans	$38,232	$35,219
Nonaccrual loans	$60,206	$45,677
Allowance for credit losses to nonaccrual loans	63.50%	77.10%

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$—	$813,429	—%	$(70)	$686,183	(0.01)%
Construction, land development, land	14	147,527	0.01%	(1)	97,629	—%
1-4 family residential	(2)	126,535	—%	3	129,292	—%
Farmland	—	60,086	—%	—	68,355	—%
Commercial	551	1,140,390	0.05%	182	1,196,585	0.02%
Factored receivables	1,260	1,112,717	0.11%	2,090	1,193,515	0.18%
Consumer	73	9,545	0.76%	11	9,630	0.11%
Mortgage warehouse	—	633,876	—%	—	718,759	—%
Total Loans	$1,896	$4,044,105	0.05%	$2,215	$4,099,948	0.05%
Quarter to date net loans charged off decreased $0.3 million with no individually significant charge-offs in either period.
Securities
As of March 31, 2024 and December 31, 2023, we held equity securities with readily determinable fair values of $4.4 million and $4.5 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of March 31, 2024, we held debt securities classified as available for sale with a fair value of $320.1 million, an increase of $20.5 million from $299.6 million at December 31, 2023. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Mortgage-backed securities, residential	$67,634	$55,839	$11,795	21.1%
Asset-backed securities	1,114	1,170	(56)	(4.8)%
State and municipal	3,448	4,515	(1,067)	(23.6)%
CLO Securities	246,118	236,291	9,827	4.2%
Corporate bonds	264	275	(11)	(4.0)%
SBA pooled securities	1,523	1,554	(31)	(2.0)%
	$320,101	$299,644	$20,457	6.8%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of March 31, 2024, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at March 31, 2024. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of March 31, 2024 and December 31, 2023, we held investments classified as held to maturity with an amortized cost, net of ACL, of $3.0 million. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at March 31, 2024.

The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of March 31, 2024
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$5	4.53%	$8,502	4.98%	$1,243	2.67%	$63,106	2.98%	$72,856	3.21%
Asset-backed securities	—	—%	—	—%	1,116	7.04%	—	—%	1,116	7.04%
State and municipal	572	3.87%	2,187	2.84%	262	2.25%	503	2.65%	3,524	2.94%
CLO securities	—	—%	—	—%	69,034	7.50%	175,801	7.67%	244,835	7.62%
Corporate bonds	—	—%	—	—%	267	5.07%	—	—%	267	5.07%
SBA pooled securities	—	—%	—	—%	414	3.35%	1,208	3.91%	1,622	3.77%
Total available for sale securities	$577	3.88%	$10,689	4.55%	$72,336	7.37%	$240,618	6.41%	$324,220	6.56%

Held to maturity securities:	$—	—%	$4,767	—%	$1,378	11.73%	$—	—%	$6,145	2.44%
Liabilities
Total liabilities were $4.703 billion as of March 31, 2024, compared to $4.483 billion at December 31, 2023, an increase of $220.2 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Noninterest bearing demand	$1,747,544	$1,632,022	$115,522	7.1%
Interest bearing demand	744,208	757,455	(13,247)	(1.7%)
Individual retirement accounts	50,730	52,195	(1,465)	(2.8%)
Money market	601,685	568,772	32,913	5.8%
Savings	547,471	555,047	(7,576)	(1.4%)
Certificates of deposit	261,614	265,525	(3,911)	(1.5%)
Brokered time deposits	397,645	146,458	251,187	171.5%
Other brokered deposits	100,066	4	100,062	N/M
Total Deposits	$4,450,963	$3,977,478	$473,485	11.9%
Our total deposits increased $473.5 million, or 11.9%, primarily due to an increase in noninterest bearing demand deposits, money market deposits, brokered time deposits, and other brokered deposits. The Company experienced decreases in all other deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of March 31, 2024, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 84% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 16% of total deposits. At March 31, 2024 and December 31, 2023, our estimated uninsured deposits were $1,827,130,000 and $1,840,621,000, respectively.
At March 31, 2024 we held $68.1 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of March 31, 2024:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$14,693
Over 3 through 6 months	26,206
Over 6 through 12 months	20,650
Over 12 months	2,015
$63,564

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$731,747	0.47%	18%	$836,309	0.28%	21%
Individual retirement accounts	51,433	1.27%	1%	65,182	0.53%	2%
Money market	569,596	2.80%	14%	498,083	0.92%	12%
Savings	533,695	1.00%	13%	544,939	0.23%	13%
Certificates of deposit	263,561	2.84%	6%	299,104	0.85%	7%
Brokered time deposits	284,518	5.29%	7%	99,226	1.94%	2%
Other brokered deposits	17,860	5.40%	—%	278	4.38%	—%
Total interest bearing deposits	2,452,410	1.99%	59%	2,343,121	0.55%	57%
Noninterest bearing demand	1,724,532	—	41%	1,704,778	—	43%
Total deposits	$4,176,942	1.17%	100%	$4,047,899	0.32%	100%
The Company's deposit base is made up of a high number of customers with accounts spread across 63 locations in six states. Our deposit base is diverse in terms of both geography and industry, comprised largely of retail as well small-to-medium sized business customers. The majority of our deposits are FDIC insured, and the runoff of certain deposit types we have seen throughout the year appears to be a continuation of the trend we have seen over the past several quarters: the normalizing of pandemic-era surge balances and the movement of rate-sensitive excess balances to other investments.
Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the three months ended March 31, 2024 and the year ended December 31, 2023:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Amount outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average daily balance during the period	$—	$723
Weighted average interest rate during the period	—%	0.03%
Maximum month-end balance during the period	$—	$3,208
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.
FHLB Advances
The following provides a summary of our FHLB advances as of and for the three months ended March 31, 2024 and the year ended December 31, 2023:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Amount outstanding at end of period	$30,000	$255,000
Weighted average interest rate at end of period	5.51%	5.65%
Average amount outstanding during the period	98,407	194,795
Weighted average interest rate during the period	5.53%	5.30%
Highest month end balance during the period	230,000	530,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At March 31, 2024 and December 31, 2023, we had $771.9 million and $587.0 million, respectively, in unused and available advances from the FHLB.

Subordinated Notes
The following provides a summary of our subordinated notes as of March 31, 2024:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$39,264	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	69,543	2031	3.500%	9/01/2026	Three Month SOFR plus 2.860%	$1,776
	$109,500	$108,807
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of March 31, 2024:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,669	September 2033	Three Month SOFR + 3.26%
National Bancshares Capital Trust III	17,526	13,699	July 2036	Three Month SOFR + 1.64%
ColoEast Capital Trust I	5,155	3,858	September 2035	Three Month SOFR + 1.86%
ColoEast Capital Trust II	6,700	4,981	March 2037	Three Month SOFR + 2.05%
Valley Bancorp Statutory Trust I	3,093	2,925	September 2032	Three Month SOFR + 3.66%
Valley Bancorp Statutory Trust II	3,093	2,757	July 2034	Three Month SOFR + 3.01%
	$51,031	$41,889
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $41.9 million was allowed in the calculation of Tier I capital as of March 31, 2024.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $872.3 million as of March 31, 2024, compared to $864.4 million as of December 31, 2023, an increase of $7.9 million. Stockholders’ equity increased during this period primarily due to our net income of $4.2 million.

Liquidity Management
We define liquidity as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
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
As part of our liquidity management process, we regularly stress test our balance sheet to ensure that we are continually able to withstand unexpected liquidity shocks such as sudden or protracted material deposit runoff. This analysis explicitly contemplates the immediate runoff of any meaningful deposit concentrations such as the servicing deposits that we hold on behalf of our mortgage warehouse customers
Our liquidity requirements are met primarily through cash flow from operations, receipt of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to other sources of funds. Liquid assets include cash, interest earning deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of funds include the sale of loans, brokered deposits, the issuance of additional collateralized borrowings such as FHLB advances or borrowings from the Federal Reserve, the issuance of debt securities and the issuance of common securities. For additional information regarding our operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in our consolidated financial statements.
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2024, TBK Bank had $529.4 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of March 31, 2024, we had $771.9 million in unused and available advances from the FHLB. We have historically utilized FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we continue to have the ability to do so.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2024. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - March 31, 2024
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$30,000	$—	$—	$30,000	$—
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	35,650	6,658	11,782	8,918	8,292
Time deposits with stated maturity dates	709,989	675,513	29,402	5,074	—
Total contractual obligations	$936,170	$682,171	$41,184	$43,992	$168,823
Regulatory Capital Requirements
Our capital management consists of providing equity to support our current and future operations. We are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s or TBK Bank’s financial statements. For further information regarding our regulatory capital requirements, see Note 9 – Regulatory Matters in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements
In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. For further information, see Note 7 – Off-Balance Sheet Loan Commitments in the accompanying condensed notes to the consolidated financial statements included elsewhere in this report.
Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policy which we believe to be the most critical in preparing our consolidated financial statements is the determination of the allowance for credit losses. Since December 31, 2023, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and in Note 1 to the Consolidated Financial Statements in our 2023 Form 10-K.
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
The following table summarizes simulated change in net interest income versus unchanged rates as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	15.8%	17.7%	17.0%	19.2%
+300 basis points	11.8%	13.2%	12.8%	14.3%
+200 basis points	7.9%	8.7%	8.5%	9.5%
+100 basis points	3.9%	4.3%	4.3%	4.8%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(4.9%)	(5.8%)	(4.7%)	(5.7%)
-200 basis points	(9.8%)	(11.6%)	(9.4%)	(11.4%)
-300 basis points	(15.0%)	(18.0%)	(14.3%)	(17.7%)
-400 basis points	(20.0%)	(24.2%)	(18.0%)	(22.7%)
The following table presents the change in our economic value of equity as of March 31, 2024 and December 31, 2023, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	March 31, 2024	December 31, 2023
+400 basis points	17.2%	18.3%
+300 basis points	13.9%	14.6%
+200 basis points	10.2%	10.5%
+100 basis points	5.7%	5.9%
Flat rates	0.0%	0.0%
-100 basis points	(6.7%)	(6.7%)
-200 basis points	(13.8%)	(13.9%)
-300 basis points	(21.3%)	(21.5%)
-400 basis points	(28.8%)	(28.8%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company, through its direct and indirect wholly owned subsidiaries, has purchased and received payments on accounts receivable payable to Surge Transportation, Inc. (‘Surge’), a licensed freight broker, as part of factoring services provided to such entity. On July 24, 2023, Surge filed for Chapter 11 Bankruptcy in the US Bankruptcy Court in the Middle District of Florida. In connection with the bankruptcy proceedings, certain claimants comprised of motor carriers, contingency collection agents, and factoring companies filed complaints alleging that such entities have an ownership interest in, or other rights to, amounts paid to the Company in respect of such purchased accounts receivable. The Court has not yet ruled on such complaints. In the event of an adverse ruling with respect to such complaints, Triumph may be required to disgorge or pay to such claimants all or a portion of the amounts it has collected on such receivables. The Company and litigants are finalizing conditional settlements of all claims in conjunction with a Plan of Reorganization which was filed by Surge on March 29, 2024. The Plan is not yet confirmed. Due to the uncertainty of the existence of or extent of any loss exposure, Triumph is unable to calculate any reserve loss at this time.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
As of the end of the first quarter of 2024, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	April 17, 2024	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	April 17, 2024	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer