Form 10-Q
period 2024-06-30
Triumph Financial, Inc.
filed 2024-07-17
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Common Stock — $0.01 par value, 23,363,651 shares, as of July 15, 2024.
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
June 30, 2024
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2024 and December 31, 2023
(Dollar amounts in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$76,251	$93,072
Interest bearing deposits with other banks	424,412	193,563
Total cash and cash equivalents	500,663	286,635
Securities - equity investments with readily determinable fair values	4,422	4,488
Securities - available for sale	339,661	299,644
Securities - held to maturity, net of allowance for credit losses of $3,162 and $3,190, respectively, fair value of $3,576 and $4,015, respectively	2,787	2,977
Loans held for sale	1,051	1,236
Loans, net of allowance for credit losses of $39,591 and $35,219, respectively	4,248,826	4,127,881
Federal Home Loan Bank and other restricted stock	14,040	14,278
Premises and equipment, net	159,588	113,457
Capitalized software, net	30,582	22,365
Goodwill	233,709	233,709
Intangible assets, net	20,943	23,646
Bank-owned life insurance	42,225	41,946
Deferred tax asset, net	6,641	8,800
Other assets	178,196	166,272
Total assets	$5,783,334	$5,347,334
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$1,689,531	$1,632,022
Interest bearing	2,702,487	2,345,456
Total deposits	4,392,018	3,977,478
Federal Home Loan Bank advances	280,000	255,000
Subordinated notes	108,939	108,678
Junior subordinated debentures	42,042	41,740
Other liabilities	86,086	100,038
Total liabilities	4,909,085	4,482,934
Commitments and contingencies - See Note 6 and Note 7
Stockholders' equity - See Note 10
Preferred stock	45,000	45,000
Common stock, 23,353,519 and 23,302,414 shares outstanding, respectively	291	290
Additional paid-in-capital	559,072	550,743
Treasury stock, at cost	(268,352)	(265,038)
Retained earnings	541,633	536,331
Accumulated other comprehensive income (loss)	(3,395)	(2,926)
Total stockholders’ equity	874,249	864,400
Total liabilities and stockholders' equity	$5,783,334	$5,347,334
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$54,900	$57,258	$108,452	$109,796
Factored receivables, including fees	40,028	39,819	77,937	80,723
Securities	5,523	5,234	10,874	9,347
FHLB and other restricted stock	234	219	466	344
Cash deposits	6,330	2,956	11,233	5,950
Total interest income	107,015	105,486	208,962	206,160
Interest expense:
Deposits	15,520	6,877	27,672	10,079
Subordinated notes	1,225	1,312	2,449	2,621
Junior subordinated debentures	1,162	1,090	2,346	2,124
Other borrowings	1,193	4,756	2,545	6,503
Total interest expense	19,100	14,035	35,012	21,327
Net interest income	87,915	91,451	173,950	184,833
Credit loss expense (benefit)	4,155	2,643	10,051	5,256
Net interest income after credit loss expense (benefit)	83,760	88,808	163,899	179,577
Noninterest income:
Service charges on deposits	1,810	1,769	3,537	3,482
Card income	2,085	2,119	3,953	4,087
Net gains (losses) on sale or call of securities	—	—	—	—
Net gains (losses) on sale of loans	123	87	(69)	3
Fee income	8,517	7,462	17,200	13,612
Insurance commissions	1,505	1,303	3,073	2,896
Other	3,127	(1,229)	4,472	(1,547)
Total noninterest income	17,167	11,511	32,166	22,533
Noninterest expense:
Salaries and employee benefits	56,005	54,219	110,190	108,905
Occupancy, furniture and equipment	8,565	7,292	16,201	13,995
FDIC insurance and other regulatory assessments	641	868	1,294	1,286
Professional fees	4,558	3,035	8,099	6,120
Amortization of intangible assets	2,869	3,001	5,593	5,851
Advertising and promotion	2,008	1,629	3,222	3,001
Communications and technology	14,307	11,904	26,201	23,250
Software amortization	1,357	1,043	2,531	2,030
Other	7,033	7,405	14,383	15,239
Total noninterest expense	97,343	90,396	187,714	179,677
Net income before income tax expense	3,584	9,923	8,351	22,433
Income tax expense	837	2,273	1,446	3,773
Net income	$2,747	$7,650	$6,905	$18,660
Dividends on preferred stock	(802)	(802)	(1,603)	(1,603)
Net income available to common stockholders	$1,945	$6,848	$5,302	$17,057
Earnings per common share
Basic	$0.08	$0.30	$0.23	$0.73
Diluted	$0.08	$0.29	$0.22	$0.72
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$2,747	$7,650	$6,905	$18,660
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(344)	608	(554)	2,354
Tax effect	82	(69)	85	(439)
Unrealized holding gains (losses) arising during the period, net of taxes	(262)	539	(469)	1,915
Reclassification of amount realized through sale or call of securities	—	—	—	—
Tax effect	—	—	—	—
Reclassification of amount realized through sale or call of securities, net of taxes	—	—	—	—
Change in unrealized gains (losses) on securities, net of tax	(262)	539	(469)	1,915
Total other comprehensive income (loss)	(262)	539	(469)	1,915
Comprehensive income	$2,485	$8,189	$6,436	$20,575
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2024	$45,000	23,302,414	$290	$550,743	5,683,841	$(265,038)	$536,331	$(2,926)	$864,400
Vesting of restricted stock and performance stock units	—	9,877	—	—	—	—	—	—	—
Stock option exercises, net	—	5,401	—	144	—	—	—	—	144
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	18,328	—	1,099	—	—	—	—	1,099
Stock based compensation	—	—	—	3,627	—	—	—	—	3,627
Purchase of treasury stock, net	—	(1,023)	—	—	1,023	(81)	—	—	(81)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	4,158	—	4,158
Other comprehensive income (loss)	—	—	—	—	—	—	—	(207)	(207)
Balance, March 31, 2024	$45,000	23,334,997	$290	$555,613	5,684,864	$(265,119)	$539,688	$(3,133)	$872,339
Vesting of restricted stock and performance stock units	—	63,401	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,439	—	—	—	—	3,439
Forfeiture of restricted stock awards	—	(278)	—	21	278	(21)	—	—	—
Purchase of treasury stock, net	—	(44,601)	—	—	44,601	(3,212)	—	—	(3,212)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	2,747	—	2,747
Other comprehensive income (loss)	—	—	—	—	—	—	—	(262)	(262)
Balance, June 30, 2024	$45,000	23,353,519	$291	$559,072	5,729,743	$(268,352)	$541,633	$(3,395)	874,249

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2023	$45,000	24,053,585	$283	$534,790	4,268,131	$(182,658)	$498,456	$(6,900)	$888,971
Issuance of restricted stock awards	—	6,852	—	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	—	366,892	4	(4)	—	—	—	—	—
Stock option exercises, net	—	758	—	(33)	—	—	—	—	(33)
Stock based compensation	—	—	—	2,881	—	—	—	—	2,881
Forfeiture of restricted stock awards	—	(10,961)	—	610	10,961	(610)	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	21,057	—	997	—	—	—	—	997
Purchase of treasury stock, net	—	(1,067,668)	—	—	1,067,668	(77,185)	—	—	(77,185)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	11,010	—	11,010
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,376	1,376
Balance, March 31, 2023	$45,000	23,370,515	$287	$539,241	5,346,760	$(260,453)	$508,665	$(5,524)	$827,216
Vesting of restricted stock and performance stock units	—	233,728	2	(2)	—	—	—	—	—
Stock option exercises, net	—	829	—	(19)	—	—	—	—	(19)
Stock based compensation	—	—	—	3,320	—	—	—	—	3,320
Forfeiture of restricted stock awards	—	(451)	—	25	451	(25)	—	—	—
Purchase of treasury stock, net	—	(334,736)	—	—	334,736	(4,438)	—	—	(4,438)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	7,650	—	7,650
Other comprehensive income (loss)	—	—	—	—	—	—	—	539	539
Balance, June 30, 2023	$45,000	23,269,885	$289	$542,565	5,681,947	$(264,916)	$515,513	$(4,985)	$833,466
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$6,905	$18,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,604	6,567
Net accretion on loans	(1,598)	(2,800)
Amortization of subordinated notes issuance costs	261	434
Amortization of junior subordinated debentures	302	286
Net (accretion) amortization on securities	(593)	(435)
Amortization of intangible assets	5,593	5,851
Software amortization	2,531	2,030
Deferred taxes, net	2,243	8,727
Credit loss expense (benefit)	10,051	5,256
Stock based compensation	7,066	6,201
Net (gains) losses on equity securities	(468)	(18)
Net OREO (gains) losses and valuation adjustments	16	—
Origination of loans held for sale	(3,495)	(1,392)
Proceeds from sale of loans originated or purchased for sale	1,368	1,320
Net (gains) losses on sale of loans	69	(3)
Net change in operating leases	312	(154)
(Increase) decrease in other assets	(22,774)	(43,040)
Increase (decrease) in other liabilities	(15,015)	1,472
Net cash provided by (used in) operating activities	378	8,962
Cash flows from investing activities:
Proceeds from sales of equity securities	—	783
Purchases of securities available for sale	(83,261)	(69,484)
Proceeds from sales of securities available for sale	—	4,000
Proceeds from maturities, calls, and pay downs of securities available for sale	43,194	18,911
Proceeds from maturities, calls, and pay downs of securities held to maturity	307	352
Purchases of loans held for investment	(2,503)	(18,842)
Proceeds from sale of loans	18,016	43,950
Net change in loans	(141,637)	(234,158)
Purchases of premises and equipment, net	(53,735)	(17,901)
Net proceeds from sale of OREO	64	—
(Purchases) redemptions of FHLB and other restricted stock, net	238	(13,847)
Acquired intangible assets	(2,920)	(3,042)
Net cash provided by (used in) investing activities	(222,237)	(289,278)
Cash flows from financing activities:
Net increase (decrease) in deposits	414,540	122,130
Increase (decrease) in customer repurchase agreements	—	(340)
Increase (decrease) in Federal Home Loan Bank advances	25,000	250,000
Preferred stock dividends	(1,603)	(1,603)
Stock option exercises, net	144	(52)
Proceeds from employee stock purchase plan common stock issuance	1,099	997
Purchase of treasury stock, net	(3,293)	(81,623)
Net cash provided by (used in) financing activities	435,887	289,509
Net increase (decrease) in cash and cash equivalents	214,028	9,193
Cash and cash equivalents at beginning of period	286,635	408,182
Cash and cash equivalents at end of period	500,663	417,375
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$33,824	$18,924
Income taxes paid, net	$646	$13,979
Cash paid for operating lease liabilities	$2,425	$2,763
Supplemental noncash disclosures:
Loans transferred to OREO	$43	$—
Loans held for investment transferred to loans held for sale	$16,388	$38,389
Lease liabilities arising from obtaining right-of-use assets	$2,382	$3,228

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
For further discussion of management's operating segments and allocation methodology, see Note 15 – Business Segment Information.

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
NOTE 2 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,422,000 and $4,488,000 at June 30, 2024 and December 31, 2023, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Unrealized gains (losses) on equity securities held at the reporting date	$(19)	$(72)	$(66)	$—
Realized gains (losses) on equity securities sold during the period	—	—	—	18
	$(19)	$(72)	$(66)	$18

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Equity Securities without readily determinable fair value, at cost	$68,525	$65,814
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Equity Securities without readily determinable fair value, carrying value	$78,688	$75,977
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets. Equity securities without readily determinable fair values also include the Company's investments in the common stock of Trax Group, Inc. and Warehouse Solutions Inc., with carrying amounts of $9,700,000 and $38,088,000, respectively, at June 30, 2024. Both investments have been allocated to our Payments segment and are included in other assets in the Company's consolidated balance sheets.
The gross realized and unrealized gains (losses) recognized on equity securities without readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Unrealized gains (losses) on equity securities still held at the reporting date	$—	$—	$—	$—
Realized gains (losses) on equity securities sold during the period	534	—	534	—
	$534	$—	$534	$—
Management monitors its equity securities without readily determinable fair values for observable transactions in similar equity instruments as well as indicators of impairment either of which would require it to mark such equity securities to fair value. No such transactions or indicators of impairment were detected during the three and six months ended June 30, 2024.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2024
Available for sale securities:
Mortgage-backed securities, residential	$70,783	$9	$(5,677)	$—	$65,115
Asset-backed securities	1,035	—	(2)	—	1,033
State and municipal	3,490	—	(100)	—	3,390
CLO securities	267,164	1,409	—	—	268,573
Corporate bonds	267	—	(8)	—	259
SBA pooled securities	1,385	4	(98)	—	1,291
Total available for sale securities	$344,124	$1,422	$(5,885)	$—	$339,661

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2024
Held to maturity securities:
CLO securities	$5,949	$—	$(2,373)	$3,576
Allowance for credit losses	(3,162)
Total held to maturity securities, net of ACL	$2,787

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	$60,411	$221	$(4,793)	$—	$55,839
Asset-backed securities	1,188	—	(18)	—	1,170
State and municipal	4,560	1	(46)	—	4,515
CLO Securities	235,484	1,137	(330)	—	236,291
Corporate bonds	268	7	—	—	275
SBA pooled securities	1,642	3	(91)	—	1,554
Total available for sale securities	$303,553	$1,369	$(5,278)	$—	$299,644

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2023
Held to maturity securities:
CLO securities	$6,167	$30	$(2,182)	$4,015
Allowance for credit losses	(3,190)
Total held to maturity securities, net of ACL	$2,977
The amortized cost and estimated fair value of securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$573	$572	$—	$—
Due from one year to five years	2,153	2,092	4,614	2,314
Due from five years to ten years	46,719	46,832	1,335	1,262
Due after ten years	221,476	222,726	—	—
	270,921	272,222	5,949	3,576
Mortgage-backed securities, residential	70,783	65,115	—	—
Asset-backed securities	1,035	1,033	—	—
SBA pooled securities	1,385	1,291	—	—
	$344,124	$339,661	$5,949	$3,576

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Proceeds	$—	$4,000	$—	$4,000
Gross gains	—	—	—	—
Gross losses	—	—	—	—
Net gains and losses from calls of securities	—	—	—	—
Debt securities with a carrying amount of approximately $29,754,000 and $42,445,000 at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $4,021,000 and $3,789,000 at June 30, 2024 and December 31, 2023, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2024 and 2023.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
Available for sale securities:
Mortgage-backed securities, residential	$36,508	$(560)	$27,500	$(5,117)	$64,008	$(5,677)
Asset-backed securities	1,033	(2)	—	—	1,033	(2)
State and municipal	508	(7)	2,345	(93)	2,853	(100)
CLO securities	—	—	—	—	—	—
Corporate bonds	259	(8)	—	—	259	(8)
SBA pooled securities	—	—	1,018	(98)	1,018	(98)
	$38,308	$(577)	$30,863	$(5,308)	$69,171	$(5,885)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	$13,157	$(312)	$32,885	$(4,481)	$46,042	$(4,793)
Asset-backed securities	1,170	(18)	—	—	1,170	(18)
State and municipal	975	(13)	2,424	(33)	3,399	(46)
CLO Securities	2,576	(13)	42,735	(317)	45,311	(330)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	216	(9)	1,059	(82)	1,275	(91)
	$18,094	$(365)	$79,103	$(4,913)	$97,197	$(5,278)
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2024, the Company had 92 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at June 30, 2024.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Held to Maturity CLO Securities	2024	2023	2024	2023
Allowance for credit losses:
Beginning balance	$3,135	$2,585	$3,190	$2,444
Credit loss expense	27	291	(28)	432
Allowance for credit losses ending balance	$3,162	$2,876	$3,162	$2,876
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2024 and December 31, 2023, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. At June 30, 2024, $4,615,000 of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 3 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	June 30, 2024	December 31, 2023
1-4 family residential	$1,875	$1,230
Commercial	(824)	6
Total loans held for sale	$1,051	$1,236

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$842,342	$843,323	$(981)	$812,704	$813,623	$(919)
Construction, land development, land	216,531	216,944	(413)	136,720	137,209	(489)
1-4 family residential	128,508	128,631	(123)	125,916	126,096	(180)
Farmland	58,495	58,639	(144)	63,568	63,728	(160)
Commercial	1,092,280	1,095,214	(2,934)	1,170,365	1,176,243	(5,878)
Factored receivables	1,207,480	1,211,145	(3,665)	1,116,654	1,119,544	(2,890)
Consumer	7,596	7,597	(1)	8,326	8,328	(2)
Mortgage warehouse	735,185	735,185	—	728,847	728,847	—
Total loans held for investment	4,288,417	$4,296,678	$(8,261)	4,163,100	$4,173,618	$(10,518)
Allowance for credit losses	(39,591)			(35,219)
	$4,248,826			$4,127,881
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $4,211,000 and $6,861,000 at June 30, 2024 and December 31, 2023, respectively, and (2) net deferred origination and factoring fees totaling $4,050,000 and $3,657,000 at June 30, 2024 and December 31, 2023, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $33,212,000 and $30,686,000 at June 30, 2024 and December 31, 2023, respectively, and was included in other assets on the Company's consolidated balance sheets.
At June 30, 2024 and December 31, 2023, the Company had $231,415,000 and $253,492,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At June 30, 2024 and December 31, 2023 the balance of the Over-Formula Advance Portfolio, acquired from Transport Financial Solutions during 2020, included in factored receivables was $2,290,000 and $3,151,000, respectively. These balances were fully reserved as of those respective dates.
At June 30, 2024 the Company carried a separate $19,361,000 receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of June 30, 2024.
Loans with carrying amounts of $1,480,032,000 and $1,588,532,000 at June 30, 2024 and December 31, 2023, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended June 30, 2024
Commercial real estate	$5,666	$(228)	$—	$—	$5,438
Construction, land development, land	2,666	(71)	—	1	2,596
1-4 family residential	979	6	(14)	1	972
Farmland	407	(12)	—	—	395
Commercial	16,560	2,018	(1,237)	31	17,372
Factored receivables	11,192	2,166	(1,774)	344	11,928
Consumer	135	96	(77)	2	156
Mortgage warehouse	641	93	—	—	734
	$38,246	$4,068	$(3,102)	$379	$39,591

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended June 30, 2023
Commercial real estate	$4,292	$491	$—	$—	$4,783
Construction, land development, land	1,139	95	—	1	1,235
1-4 family residential	1,004	34	—	8	1,046
Farmland	472	4	—	—	476
Commercial	16,683	1,368	(5,124)	50	12,977
Factored receivables	17,581	1,521	(5,820)	159	13,441
Consumer	185	44	(133)	70	166
Mortgage warehouse	889	(43)	—	—	846
	$42,245	$3,514	$(11,077)	$288	$34,970

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Six Months Ended June 30, 2024
Commercial real estate	$6,030	$(592)	$—	$—	$5,438
Construction, land development, land	965	1,630	—	1	2,596
1-4 family residential	927	56	(14)	3	972
Farmland	442	(47)	—	—	395
Commercial	14,060	5,069	(1,821)	64	17,372
Factored receivables	11,896	2,722	(3,332)	642	11,928
Consumer	171	133	(194)	46	156
Mortgage warehouse	728	6	—	—	734
	$35,219	$8,977	$(5,361)	$756	$39,591

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Six months ended June 30, 2023
Commercial real estate	$4,459	$254	$—	$70	$4,783
Construction, land development, land	1,155	78	—	2	1,235
1-4 family residential	838	203	(5)	10	1,046
Farmland	483	(7)	—	—	476
Commercial	15,918	2,315	(5,346)	90	12,977
Factored receivables	19,121	2,071	(8,113)	362	13,441
Consumer	175	65	(271)	197	166
Mortgage warehouse	658	188	—	—	846
	$42,807	$5,167	$(13,735)	$731	$34,970
The increase in required ACL during the three months ended June 30, 2024 is a function of net charge-offs of $2,723,000 and credit loss expense of $4,068,000.
The increase in required ACL during the six months ended June 30, 2024 is a function of net charge-offs of $4,605,000 and credit loss expense of $8,977,000.
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For all DCF models at June 30, 2024, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2024 as compared to December 31, 2023, the Company forecasted minimal change in national unemployment and one-year percentage change in national gross domestic product while forecasting improvement in one-year percentage change in the national home price index and some degradation in on-year percentage change in national retail sales. At June 30, 2024 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter with the exception of positive growth in the first projected quarter. At June 30, 2024, the Company used its historical prepayment speeds with minimal adjustment.
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
For the three months ended June 30, 2024, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $1,104,000. Changes in loan volume and mix increased the required ACL by $245,000. Changes in required specific reserves did not have a significant impact on the required ACL. Net charge-offs during the period were $2,723,000.
For the three months ended June 30, 2023, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period did not have a significant impact on the required ACL. Likewise, changes in loan volume and mix did not have a significant impact on the ACL during the period. Decreases in required specific reserves decreased the required ACL by $7,108,000. Net charge-offs during the period were $10,789,000.
For the six months ended June 30, 2024, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $2,008,000. Changes in loan volume and mix increased the required ACL by $1,010,000. Increases in required specific reserves increased the required ACL by $1,354,000. Net charge-offs during the period were $4,605,000.
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
June 30, 2024
Commercial real estate	$5,788	$—	$—	$4,505	$10,293	$644
Construction, land development, land	306	—	—	—	306	—
1-4 family residential	757	—	—	—	757	97
Farmland	2,763	—	81	73	2,917	—
Commercial	100	—	28,233	18,404	46,737	5,310
Factored receivables	—	36,447	—	—	36,447	6,233
Consumer	—	—	—	159	159	—
Mortgage warehouse	—	—	—	—	—	—
Total	$9,714	$36,447	$28,314	$23,141	$97,616	$12,284
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.
At June 30, 2024 the balance of the Over-Formula Advance Portfolio included in factored receivables was $2,290,000 and was fully reserved. At June 30, 2024 the balance of Misdirected Payments included in factored receivables was $19,361,000 and carried no ACL allocation.

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
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
June 30, 2024
Commercial real estate	$59	$—	$9,289	$9,348	$832,994	$842,342	$—
Construction, land development, land	—	—	—	—	216,531	216,531	—
1-4 family residential	1,923	354	361	2,638	125,870	128,508	—
Farmland	250	2,238	293	2,781	55,714	58,495	—
Commercial	5,794	9,461	18,846	34,101	1,058,179	1,092,280	—
Factored receivables	18,494	2,642	24,572	45,708	1,161,772	1,207,480	24,572
Consumer	3	10	18	31	7,565	7,596	—
Mortgage warehouse	—	—	—	—	735,185	735,185	—
Total	$26,523	$14,705	$53,379	$94,607	$4,193,810	$4,288,417	$24,572

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2023
Commercial real estate	$—	$74	$1,369	$1,443	$811,261	$812,704	$—
Construction, land development, land	—	—	—	—	136,720	136,720	—
1-4 family residential	680	639	309	1,628	124,288	125,916	—
Farmland	173	—	—	173	63,395	63,568	—
Commercial	4,585	4,699	5,423	14,707	1,155,658	1,170,365	—
Factored receivables	32,177	6,438	26,332	64,947	1,051,707	1,116,654	26,332
Consumer	44	96	31	171	8,155	8,326	—
Mortgage warehouse	—	—	—	—	728,847	728,847	—
Total	$37,659	$11,946	$33,464	$83,069	$4,080,031	$4,163,100	$26,332
At June 30, 2024 and December 31, 2023, total past due Over-Formula Advances recorded in factored receivables was $2,290,000 and $3,151,000, respectively, all of which was considered past due 90 days or more. At June 30, 2024 and December 31, 2023, the Misdirected Payments totaled $19,361,000, all of which was considered past due 90 days or more. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$10,228	$8,049	$2,447	$190
Construction, land development, land	306	306	—	—
1-4 family residential	757	629	1,178	1,028
Farmland	2,917	2,917	968	968
Commercial	46,736	25,759	40,951	33,188
Factored receivables	—	—	—	—
Consumer	159	159	133	133
Mortgage warehouse	—	—	—	—
	$61,103	$37,819	$45,677	$35,507
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Commercial real estate	$—	$—	$—	$16
Construction, land development, land	—	—	2	—
1-4 family residential	—	6	1	6
Farmland	13	—	13	22
Commercial	5	1	188	8
Factored receivables	—	—	—	—
Consumer	—	1	—	1
Mortgage warehouse	—	—	—	—
	$18	$8	$204	$53
There was no interest earned on nonaccrual loans during the three and six months ended June 30, 2024 and 2023.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$61,103	$45,677
Factored receivables greater than 90 days past due	22,282	23,181
	$83,385	$68,858
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of June 30, 2024 and December 31, 2023, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
June 30, 2024	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$181,481	$142,640	$82,766	$95,297	$109,310	$45,094	$91,488	$14	$748,090
Classified	—	91,381	662	1,544	665	—	—	—	94,252
Total commercial real estate	$181,481	$234,021	$83,428	$96,841	$109,975	$45,094	$91,488	$14	$842,342
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction, land development, land
Pass	$120,327	$87,171	$1,125	$992	$275	$2,624	$3,711	$—	$216,225
Classified	306	—	—	—	—	—	—	—	306
Total construction, land development, land	$120,633	$87,171	$1,125	$992	$275	$2,624	$3,711	$—	$216,531
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$11,009	$22,198	$15,690	$18,061	$6,494	$20,936	$33,121	$212	$127,721
Classified	19	2	—	90	—	419	257	—	787
Total 1-4 family residential	$11,028	$22,200	$15,690	$18,151	$6,494	$21,355	$33,378	$212	$128,508
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$14	$—	$14

Farmland
Pass	$12,424	$6,585	$8,806	$4,678	$7,560	$14,038	$1,392	$81	$55,564
Classified	68	184	2,238	—	14	427	—	—	2,931
Total farmland	$12,492	$6,769	$11,044	$4,678	$7,574	$14,465	$1,392	$81	$58,495
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$201,925	$177,970	$135,676	$44,201	$29,181	$10,688	$430,463	$884	$1,030,988
Classified	4,765	29,728	20,861	2,231	3,473	56	178	—	61,292
Total commercial	$206,690	$207,698	$156,537	$46,432	$32,654	$10,744	$430,641	$884	$1,092,280
YTD gross charge-offs	$—	$1,242	$29	$43	$490	$17	$—	$—	$1,821

Factored receivables
Pass	$1,166,979	$—	$—	$—	$2,290	$—	$—	$—	$1,169,269
Classified	18,850	—	—	—	19,361	—	—	—	38,211
Total factored receivables	$1,185,829	$—	$—	$—	$21,651	$—	$—	$—	$1,207,480
YTD gross charge-offs	$1,774	$1,558	$—	$—	$—	$—	$—	$—	$3,332

Consumer
Pass	$2,415	$2,300	$981	$416	$254	$1,053	$18	$—	$7,437
Classified	—	17	—	72	—	52	18	—	159
Total consumer	$2,415	$2,317	$981	$488	$254	$1,105	$36	$—	$7,596
YTD gross charge-offs	$—	$175	$18	$—	$—	$1	$—	$—	$194

Mortgage warehouse
Pass	$735,185	$—	$—	$—	$—	$—	$—	$—	$735,185
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$735,185	$—	$—	$—	$—	$—	$—	$—	$735,185
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,431,745	$438,864	$245,044	$163,645	$155,364	$94,433	$560,193	$1,191	$4,090,479
Classified	24,008	121,312	23,761	3,937	23,513	954	453	—	197,938
Total loans	$2,455,753	$560,176	$268,805	$167,582	$178,877	$95,387	$560,646	$1,191	$4,288,417
YTD gross charge-offs	$1,774	$2,975	$47	$43	$490	$18	$14	$—	$5,361

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$244,388	$119,169	$98,484	$116,078	$16,351	$34,724	$88,547	$159	$717,900
Classified	91,456	665	1,630	1,016	37	—	—	—	94,804
Total commercial real estate	$335,844	$119,834	$100,114	$117,094	$16,388	$34,724	$88,547	$159	$812,704
YTD gross charge-offs	$108	$—	$—	$—	$—	$—	$—	$—	$108

Construction, land development, land
Pass	$91,557	$34,683	$1,668	$2,996	$2,928	$276	$2,612	$—	$136,720
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$91,557	$34,683	$1,668	$2,996	$2,928	$276	$2,612	$—	$136,720
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$22,637	$16,336	$19,542	$7,229	$2,462	$20,950	$35,373	$174	$124,703
Classified	296	1	99	—	40	590	187	—	1,213
Total 1-4 family residential	$22,933	$16,337	$19,641	$7,229	$2,502	$21,540	$35,560	$174	$125,916
YTD gross charge-offs	$5	$—	$—	$—	$—	$—	$—	$—	$5

Farmland
Pass	$13,140	$13,628	$5,586	$7,876	$2,296	$18,542	$1,359	$155	$62,582
Classified	677	—	—	18	86	205	—	—	986
Total farmland	$13,817	$13,628	$5,586	$7,894	$2,382	$18,747	$1,359	$155	$63,568
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$269,496	$196,731	$79,125	$61,440	$24,583	$10,476	$472,269	$370	$1,114,490
Classified	27,547	19,441	5,462	3,291	24	80	30	—	55,875
Total commercial	$297,043	$216,172	$84,587	$64,731	$24,607	$10,556	$472,299	$370	$1,170,365
YTD gross charge-offs	$100	$4,619	$4,493	$499	$44	$49	$—	$—	$9,804

Factored receivables
Pass	$1,075,428	$—	$—	$3,151	$—	$—	$—	$—	$1,078,579
Classified	18,714	—	—	19,361	—	—	—	—	38,075
Total factored receivables	$1,094,142	$—	$—	$22,512	$—	$—	$—	$—	$1,116,654
YTD gross charge-offs	$5,374	$2,293	$—	$3,330	$—	$—	$—	$—	$10,997

Consumer
Pass	$4,141	$1,442	$593	$406	$83	$1,488	$40	$—	$8,193
Classified	19	—	83	1	—	30	—	—	133
Total consumer	$4,160	$1,442	$676	$407	$83	$1,518	$40	$—	$8,326
YTD gross charge-offs	$519	$25	$12	$3	$—	$4	$—	$—	$563

Mortgage warehouse
Pass	$728,847	$—	$—	$—	$—	$—	$—	$—	$728,847
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$728,847	$—	$—	$—	$—	$—	$—	$—	$728,847
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,449,634	$381,989	$204,998	$199,176	$48,703	$86,456	$600,200	$858	$3,972,014
Classified	138,709	20,107	7,274	23,687	187	905	217	—	191,086
Total loans	$2,588,343	$402,096	$212,272	$222,863	$48,890	$87,361	$600,417	$858	$4,163,100
YTD gross charge-offs	$6,106	$6,937	$4,505	$3,832	$44	$53	$—	$—	$21,477

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loan modifications to borrowers experiencing financial difficulty made during the reporting period:

	Term Extension
	Three Months Ended		Six Months Ended
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
June 30, 2024
Commercial real estate	$194	—%	$194	—%
Consumer	18	0.2%	18	0.2%
	$212	—%	$212	—%

June 30, 2023
Commercial real estate	$116	—%	$116	—%
Commercial	—	—%	1,218	0.1%
	$116	—%	$1,334	—%

	Term Extension and Rate Reduction
	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
Commercial real estate	$143	—%	$143	—%
	$161	—%	$161	—%

	Term Extension and Principal Forgiveness
	Three Months Ended		Six Months Ended
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
June 30, 2024
Commercial	$4,128	0.4%	$4,128	0.4%
	$4,128	0.1%	$4,128	0.1%

	Payment Delay
	Three Months Ended		Six Months Ended
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
June 30, 2023
Commercial real estate	$—	—%	$756	0.1%
	$—	—%	$756	—%

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
	Three Months Ended	Six Months Ended
June 30, 2024
Commercial real estate	Modification added a weighted average 0.5 years to the life of the modified loans.	Modification added a weighted average 0.5 years to the life of the modified loans.
Consumer	Modification added a weighted average 6.1 years to the life of the modified loans.	Modification added a weighted average 6.1 years to the life of the modified loans.

June 30, 2023
Commercial real estate	Modification added a weighted average 0.3 years to the life of the modified loans.	Modification added a weighted average 0.3 years to the life of the modified loans.
Commercial	N/A	Modification added a weighted average 0.3 years to the life of the modified loans.

Term Extension and rate Reduction
	Three Months Ended	Six Months Ended
June 30, 2024
Commercial real estate	Modification added a weighted average 1.0 year to the life of the modified loans and reduced the weighted average contractual interest rate from 12.5% to 10.0%.	Modification added a weighted average 1.0 year to the life of the modified loans and reduced the weighted average contractual interest rate from 12.5% to 10.0%.

Term Extension and Principal Forgiveness
	Three Months Ended	Six Months Ended
June 30, 2024
Commercial	Modification added a weighted average 1.8 years to the life of the modified loan and resulted in principal forgiveness totaling $507,000.	Modification added a weighted average 1.8 years to the life of the modified loan and resulted in principal forgiveness totaling 507,000.

Payment Delay
	Three Months Ended	Six Months Ended
June 30, 2023
Commercial real estate	N/A	Modification provided a weighted average payment delay of 0.5 years.
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.
The following table presents the payment status of loans that have been modified in the last twelve months:

	June 30, 2024
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More
Commercial real estate	$107,095	$—	$—
Commercial	20,806	3,559	—
Consumer	18	—	—
	$127,919	$3,559	$—

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2024, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2024 and 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.
Residential Real Estate Loans In Process of Foreclosure
At June 30, 2024 and December 31, 2023, the Company had no 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Goodwill	$233,709	$233,709

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(39,203)	$4,375	$43,578	$(38,084)	$5,494
Customer relationship intangibles	29,954	(21,537)	8,417	29,954	(19,901)	10,053
Software intangible assets	16,932	(13,052)	3,880	16,932	(10,935)	5,997
Other intangible assets	6,419	(2,148)	4,271	3,498	(1,396)	2,102
	$96,883	$(75,940)	$20,943	$93,962	$(70,316)	$23,646
The changes in goodwill and intangible assets during the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$257,551	$265,959	$257,355	$265,767
Acquired intangible assets	—	—	2,920	3,042
Amortization of intangibles	(2,869)	(3,001)	(5,593)	(5,851)
Amortization of intangibles included in lease income	(30)	—	(30)	—
Ending balance	$254,652	$262,958	$254,652	$262,958
NOTE 5 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $2,787,000 and $2,977,000 at June 30, 2024 and December 31, 2023, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
Additionally, other various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of June 30, 2024, will have no material effect on the Company’s consolidated financial statements.
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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$73,545	$505,552	$579,097	$53,822	$527,300	$581,122
Standby letters of credit	$15,224	$8,060	$23,284	$15,013	$9,356	$24,369
Commitments to purchase loans	$—	$17,210	$17,210	$—	$17,125	$17,125
Mortgage warehouse commitments	$—	$859,228	$859,228	$—	$895,896	$895,896
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At June 30, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures totaled $3,940,000 and $2,838,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Credit loss expense (benefit)	$60	$(1,162)	$1,102	$(343)
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2024	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$65,115	$—	$65,115
Asset-backed securities	—	1,033	—	1,033
State and municipal	—	3,390	—	3,390
CLO securities	—	268,573	—	268,573
Corporate bonds	—	259	—	259
SBA pooled securities	—	1,291	—	1,291
	$—	$339,661	$—	$339,661

Equity securities with readily determinable fair values
Mutual fund	$4,422	$—	$—	$4,422

Loans held for sale	$—	$1,051	$—	$1,051

Indemnification asset	$—	$—	$1,088	$1,088

Revenue share asset	$—	$—	$2,789	$2,789

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$55,839	$—	$55,839
Asset-backed securities	—	1,170	—	1,170
State and municipal	—	4,515	—	4,515
CLO Securities	—	236,291	—	236,291
Corporate bonds	—	275	—	275
SBA pooled securities	—	1,554	—	1,554
	$—	$299,644	$—	$299,644

Equity securities with readily determinable fair values
Mutual fund	$4,488	$—	$—	$4,488

Loans held for sale	$—	$1,236	$—	$1,236

Indemnification asset	$—	$—	$1,497	$1,497

Revenue share asset	$—	$—	$2,516	$2,516
There were no transfers between levels during 2024 or 2023.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio acquired during 2020. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At June 30, 2024 and December 31, 2023, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $1,145,000 and $1,575,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$1,292	$3,691	$1,497	$3,896
Indemnification asset recognized in business combination	—	—	—	—
Change in fair value of indemnification asset recognized in earnings	(204)	(121)	(409)	(326)
Indemnification reduction	—	(1,665)	—	(1,665)
Ending balance	$1,088	$1,905	$1,088	$1,905
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
At June 30, 2024 and December 31, 2023, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue as $3,754,000 and $3,329,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$2,689	$4,532	$2,516	$5,515
Revenue share asset recognized	—	—	—	—
Change in fair value of revenue share asset recognized in earnings	407	(1,169)	879	(1,789)
Revenue share payments received	(307)	(310)	(606)	(673)
Ending balance	$2,789	$3,053	$2,789	$3,053

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
June 30, 2024	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$1,534	$1,534
1-4 family residential	—	—	32	32
Commercial	—	—	29,794	29,794
Factored receivables	—	—	30,214	30,214
	$—	$—	$61,574	$61,574

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$1,480	$1,480
1-4 family residential	—	—	37	37
Commercial	—	—	20,870	20,870
Factored receivables	—	—	32,860	32,860
	$—	$—	$55,247	$55,247
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at June 30, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
June 30, 2024		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$500,663	$500,663	$—	$—	$500,663
Securities - held to maturity	2,787	—	—	3,576	3,576
Loans not previously presented, gross	4,226,843	86,057	—	4,080,670	4,166,727
FHLB and other restricted stock	14,040	N/A	N/A	N/A	N/A
Accrued interest receivable	37,515	37,515	—	—	37,515

Financial liabilities:
Deposits	4,392,018	—	4,386,008	—	4,386,008
Federal Home Loan Bank advances	280,000	—	280,000	—	280,000
Subordinated notes	108,939	—	93,909	—	93,909
Junior subordinated debentures	42,042	—	43,561	—	43,561
Accrued interest payable	8,054	8,054	—	—	8,054

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2023		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$286,635	$286,635	$—	$—	$286,635
Securities - held to maturity	2,977	—	—	4,015	4,015
Loans not previously presented, gross	4,107,853	105,145	—	3,944,193	4,049,338
FHLB and other restricted stock	14,278	N/A	N/A	N/A	N/A
Accrued interest receivable	34,597	34,597	—	—	34,597

Financial liabilities:
Deposits	3,977,478	—	3,971,391	—	3,971,391
Federal Home Loan Bank advances	255,000	—	255,000	—	255,000
Subordinated notes	108,678	—	90,084	—	90,084
Junior subordinated debentures	41,740	—	43,072	—	43,072
Accrued interest payable	7,429	7,429	—	—	7,429
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2024 and December 31, 2023, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2024 and December 31, 2023, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2024 that management believes have changed TBK Bank’s category.
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$828,069	16.5%	$401,355	8.0%	N/A	N/A
TBK Bank, SSB	$786,774	15.8%	$398,535	8.0%	$498,168	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$674,558	13.4%	$301,017	6.0%	N/A	N/A
TBK Bank, SSB	$745,209	15.0%	$298,901	6.0%	$398,535	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$587,516	11.7%	$225,762	4.5%	N/A	N/A
TBK Bank, SSB	$745,209	15.0%	$224,176	4.5%	$323,809	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$674,558	12.4%	$216,501	4.0%	N/A	N/A
TBK Bank, SSB	$745,209	13.7%	$216,357	4.0%	$270,447	5.0%

As of December 31, 2023
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$806,667	16.7%	$385,370	8.0%	N/A	N/A
TBK Bank, SSB	$758,656	15.9%	$382,508	8.0%	$478,135	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$661,833	13.7%	$289,027	6.0%	N/A	N/A
TBK Bank, SSB	$725,383	15.2%	$286,881	6.0%	$382,508	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$575,093	11.9%	$216,770	4.5%	N/A	N/A
TBK Bank, SSB	$725,383	15.2%	$215,161	4.5%	$310,787	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$661,833	12.6%	$209,518	4.0%	N/A	N/A
TBK Bank, SSB	$725,383	13.9%	$209,406	4.0%	$261,758	5.0%

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
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at June 30, 2024 and December 31, 2023. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At June 30, 2024 and December 31, 2023, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 10 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	June 30, 2024	December 31, 2023
Shares authorized	50,000,000	50,000,000
Shares issued	29,083,262	28,986,255
Treasury shares	(5,729,743)	(5,683,841)
Shares outstanding	23,353,519	23,302,414
Par value per share	$0.01	$0.01
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $3,439,000 and $3,320,000 for the three months ended June 30, 2024 and 2023, respectively, and $7,066,000 and $6,201,000 for the six months ended June 30, 2024 and 2023, respectively.
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
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the six months ended June 30, 2024 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	122,931	77.14
Granted	—	—
Vested	(73,726)	68.57
Forfeited	(278)	54.52
Nonvested at June 30, 2024	48,927	90.18
RSAs granted to employees under the Omnibus Incentive Plan typically vest immediately or over four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2024, there was $852,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 0.92 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2024 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	230,034	63.30
Granted	68,346	71.79
Vested	(64,291)	64.03
Forfeited	(4,510)	54.96
Nonvested at June 30, 2024	229,579	65.79
RSUs granted to employees under the Omnibus Incentive Plan typically vest over four years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of June 30, 2024, there was $9,040,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.97 years.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the six months ended June 30, 2024 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	115,888	$81.72
Granted	63,720	114.72
Performance adjustment	(2,841)	—
Vested	(8,987)	98.03
Forfeited	—	—
Nonvested at June 30, 2024	167,780	$93.10
Market Based PSUs granted to employees under the Omnibus Incentive Plan vest after three years. The number of shares issued upon vesting will range from 0% to 175% of the Market Based PSUs granted based on the Company’s relative total shareholder return (“TSR”) as compared to the TSR of specified groups of peer banks and financial technology companies, and with respect to the Company's 2023 and 2024 awards may include an additional multiplier of up to 200% of the otherwise earned award based on the Company's absolute TSR. Compensation expense for the Market Based PSUs will be recognized over the vesting period of the awards based on the fair value of the award at the grant date. The fair value of Market Based PSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation dates.
The fair value of the Market Based PSUs granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Grant date	May 1, 2023	May 1, 2023
Performance period	3.00 years	3.00 years
Stock price	$72.00	$51.25
Triumph Financial stock price volatility	42.31%	49.33%
Risk-free rate	4.67%	3.76%
As of June 30, 2024, there was $11,165,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.42 years.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the six months ended June 30, 2024 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2024	232,994	$43.40
Granted	47,376	72.00
Exercised	(5,401)	26.71
Forfeited or expired	—	—
Outstanding at June 30, 2024	274,969	$48.65	6.49	$9,217

Fully vested shares and shares expected to vest at June 30, 2024	274,969	$48.65	6.49	$9,217

Shares exercisable at June 30, 2024	165,998	$38.37	4.80	$7,289
Information related to the stock options for the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023
Aggregate intrinsic value of options exercised	$289	$140
Cash received from option exercises, net	144	(52)
Tax benefit realized from option exercises	61	29
Weighted average fair value per share of options granted	$37.30	$25.20
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
The fair value of the stock options granted was determined using the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.52%	3.38%
Expected term	6.25 years	6.25 years
Expected stock price volatility	46.50%	45.65%
Dividend yield	—	—
As of June 30, 2024, there was $2,352,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.23 years.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the six months ended June 30, 2024 and 2023, 18,328 shares and 21,057 shares, respectively, were issued under the plan.
NOTE 12 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Basic
Net income to common stockholders	$1,945	$6,848	$5,302	$17,057
Weighted average common shares outstanding	23,274,089	23,138,835	23,237,674	23,249,668
Basic earnings per common share	$0.08	$0.30	$0.23	$0.73
Diluted
Net income to common stockholders	$1,945	$6,848	$5,302	$17,057
Weighted average common shares outstanding	23,274,089	23,138,835	23,237,674	23,249,668
Dilutive effects of:
Assumed exercises of stock options	86,645	71,658	86,905	73,884
Restricted stock awards	60,614	90,645	81,499	113,930
Restricted stock units	118,919	65,909	128,243	91,878
Performance stock units - market based	121,907	87,360	120,176	104,203
Employee stock purchase program	2,931	1,064	2,426	780
Average shares and dilutive potential common shares	23,665,105	23,455,471	23,656,923	23,634,343
Diluted earnings per common share	$0.08	$0.29	$0.22	$0.72
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	77,520	107,309	61,644	107,309
Restricted stock awards	—	4,232	—	4,232
Restricted stock units	7,500	11,250	7,500	11,250
Performance stock units - market based	55,677	42,056	27,836	42,056
Employee stock purchase program	—	—	—	—
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
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. The balance of such commercial loans was $0 at June 30, 2024 and December 31, 2023. Such revenue falls under Topic 310 and is outside the scope of Topic 606.

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
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $281,000 and $1,033,000, respectively, at June 30, 2024 and $394,000 and $505,000, respectively, at December 31, 2023. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the six months ended June 30, 2024 and 2023.
Given the nature of services provided, the Payments segment does not carry any material contract balances.
The table below shows the Payments segment’s revenue from transaction and network fees from external customers, which are disaggregated by customer category.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Broker fee income	$4,392	$2,607	$8,507	$4,963
Factor fee income	1,296	1,367	2,591	2,643
Other fee income	93	115	154	$181
Total fee income	$5,781	$4,089	$11,252	$7,787
NOTE 14 — LESSOR OPERATING LEASES
The table below shows the Company's revenue from operating leases, which is included in non-interest income in the Company's consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Fixed payments	$1,095	$—	$1,095	$—
Variable payments	553	—	553	—
Amortization of intangibles included in lease income	(30)	—	(30)	$—
Total fee income	$1,618	$—	$1,618	$—
NOTE 15 — BUSINESS SEGMENT INFORMATION
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

(Dollars in thousands)
Three months ended June 30, 2024	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$66,900	$34,307	$5,721	$87	$107,015
Intersegment interest allocations	7,188	(9,198)	2,010	—	—
Total interest expense	16,713	—	—	2,387	19,100
Net interest income (expense)	57,375	25,109	7,731	(2,300)	87,915
Credit loss expense (benefit)	1,961	2,176	(9)	27	4,155
Net interest income after credit loss expense	55,414	22,933	7,740	(2,327)	83,760
Noninterest income	7,599	2,016	5,867	1,685	17,167
Noninterest expense	32,865	20,695	17,070	26,713	97,343
Net intersegment noninterest income (expense)(1)	137	373	(510)	—	—
Net income (loss) before income tax expense	$30,285	$4,627	$(3,973)	$(27,355)	$3,584

(Dollars in thousands)
Three months ended June 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$65,624	$36,368	$3,451	$43	$105,486
Intersegment interest allocations	7,478	(9,358)	1,880	—	—
Total interest expense	11,634	—	—	2,401	14,035
Net interest income (expense)	61,468	27,010	5,331	(2,358)	91,451
Credit loss expense (benefit)	831	1,481	41	290	2,643
Net interest income after credit loss expense	60,637	25,529	5,290	(2,648)	88,808
Noninterest income	6,347	980	4,119	65	11,511
Noninterest expense	31,934	20,218	16,939	21,305	90,396
Net intersegment noninterest income (expense)(1)	—	(97)	97	—	—
Net income (loss) before income tax expense	$35,050	$6,194	$(7,433)	$(23,888)	$9,923

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)
Six months ended June 30, 2024	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$130,894	$67,059	$10,878	$131	$208,962
Intersegment interest allocations	13,932	(18,103)	4,171	—	—
Total interest expense	30,217	—	—	4,795	35,012
Net interest income (expense)	114,609	48,956	15,049	(4,664)	173,950
Credit loss expense (benefit)	6,488	3,531	60	(28)	10,051
Net interest income after credit loss expense	108,121	45,425	14,989	(4,636)	163,899
Noninterest income	14,075	4,919	11,410	1,762	32,166
Noninterest expense	63,994	39,388	33,555	50,777	187,714
Net intersegment noninterest income (expense)(1)	258	762	(1,020)	—	—
Net income (loss) before income tax expense	$58,460	$11,718	$(8,176)	$(53,651)	$8,351

(Dollars in thousands)
Six months ended June 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$125,350	$74,525	$6,198	$87	$206,160
Intersegment interest allocations	15,090	(18,512)	3,422	—	—
Total interest expense	16,582	—	—	4,745	21,327
Net interest income (expense)	123,858	56,013	9,620	(4,658)	184,833
Credit loss expense (benefit)	2,754	2,030	41	431	5,256
Net interest income after credit loss expense	121,104	53,983	9,579	(5,089)	179,577
Noninterest income	12,020	2,558	7,826	129	22,533
Noninterest expense	64,174	41,987	32,356	41,160	179,677
Net intersegment noninterest income (expense)(1)	—	(362)	362	—	—
Net income (loss) before income tax expense	$68,950	$14,192	$(14,589)	$(46,120)	$22,433

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended June 30, 2024
Factoring revenue received from Payments	$—	$750	$(750)
Payments revenue received from Factoring	—	(264)	264
Banking revenue received from Payments and Factoring	137	(113)	(24)
Net intersegment noninterest income (expense)	$137	$373	$(510)

Three Months Ended June 30, 2023
Factoring revenue received from Payments	$—	$170	$(170)
Payments revenue received from Factoring	—	(267)	267
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$(97)	$97

Six months ended June 30, 2024
Factoring revenue received from Payments	$—	$1,500	$(1,500)
Payments revenue received from Factoring	—	(529)	529
Banking revenue received from Payments and Factoring	258	(209)	(49)
Net intersegment noninterest income (expense)	$258	$762	$(1,020)

Six months ended June 30, 2023
Factoring revenue received from Payments	$—	$170	$(170)
Payments revenue received from Factoring	—	(532)	532
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$(362)	$362
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)
June 30, 2024	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,252,768	$1,148,844	$520,737	$1,146,291	$(2,285,306)	$5,783,334
Gross loans	$3,671,871	$1,035,159	$172,321	$—	$(590,934)	$4,288,417

(Dollars in thousands)
December 31, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,918,527	$1,077,367	$546,985	$1,056,646	$(2,252,191)	$5,347,334
Gross loans	$3,595,527	$941,926	$174,728	$—	$(549,081)	$4,163,100

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of June 30, 2024, we had consolidated total assets of $5.783 billion, total loans held for investment of $4.288 billion, total deposits of $4.392 billion and total stockholders’ equity of $874.2 million.
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

At June 30, 2024, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, Payments and Corporate. For the six months ended June 30, 2024, our Banking segment generated 60% of our total revenue (comprised of interest and noninterest income), our Factoring segment generated 30% of our total revenue, our Payments segment generated 9% of our total revenue, and our Corporate segment generated less than 1% of our total revenue.
Second Quarter 2024 Overview
Net income available to common stockholders for the three months ended June 30, 2024 was $1.9 million, or $0.08 per diluted share, compared to net income to common stockholders for the three months ended June 30, 2023 of $6.8 million, or $0.29 per diluted share. For the three months ended June 30, 2024, our return on average common equity was 0.94% and our return on average assets was 0.19%.
Net income available to common stockholders for the six months ended June 30, 2024 was $5.3 million, or $0.22 per diluted share, compared to net income available to common stockholders for the six months ended June 30, 2023 of $17.1 million, or $0.72 per diluted share. For the six months ended June 30, 2024, our return on average common equity was 1.28% and our return on average assets was 0.25%.
At June 30, 2024, we had total assets of $5.783 billion, including gross loans held for investment of $4.288 billion, compared to $5.347 billion of total assets and $4.163 billion of gross loans held for investment at December 31, 2023. Total loans held for investment increased $125.3 million during the six months ended June 30, 2024. Our Banking loans, which constitute 72% of our total loan portfolio at June 30, 2024, increased from $3.046 billion in aggregate as of December 31, 2023 to $3.081 billion as of June 30, 2024, an increase of 1.1%. Our Factoring factored receivables, which constitute 24% of our total loan portfolio at June 30, 2024, increased from $941.9 million in aggregate as of December 31, 2023 to $1,035.2 million as of June 30, 2024, an increase of 9.9%. Our Payments factored receivables, which constitute 4% of our total loan portfolio at June 30, 2024, decreased from $174.7 million in aggregate as of December 31, 2023 to $172.3 million as of June 30, 2024, a decrease of 1.4%.
At June 30, 2024, we had total liabilities of $4.909 billion, including total deposits of $4.392 billion, compared to $4.483 billion of total liabilities and $3.977 billion of total deposits at December 31, 2023. Deposits increased $414.5 million during the six months ended June 30, 2024.
At June 30, 2024, we had total stockholders' equity of $874.2 million. During the six months ended June 30, 2024, total stockholders’ equity increased $9.8 million. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 13.45% and 16.51%, respectively, at June 30, 2024.
The total dollar value of invoices purchased by Triumph Financial Services during the three months ended June 30, 2024 was $2.542 billion with an average invoice size of $1,775. The average transportation invoice size for the three months ended June 30, 2024 was $1,738. This compares to invoice purchase volume of $2.733 billion with an average invoice size of $1,828 and average transportation invoice size of $1,773 during the same period a year ago.
TriumphPay processed 6.1 million invoices paying Carriers a total of $6.688 billion during the three months ended June 30, 2024. This compares to processed volume of 4.5 million invoices for a total of $4.940 billion during the same period a year ago.
2024 Items of Note
Triumph Financial Headquarters Purchase
On March 20, 2024, we purchased a building in Dallas, TX that will be the future headquarters for Triumph Financial. The purchase price, including direct costs, was $54.6 million with approximately $51.7 million allocated to land and building and $2.9 million allocated to lease-related intangibles.

Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the three months ended June 30, 2024.
At June 30, 2024, the carrying value of the acquired over-formula advances was $2.3 million, the total reserve on acquired over-formula advances was $2.3 million and the balance of our indemnification asset, the value of the payment that would be due to us from CVLG in the event that these over-advances are charged off, was $1.1 million.
As of June 30, 2024 we carry a separate $19.4 million receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of June 30, 2024. The full amount of such receivable is reflected in non-performing and past due factored receivables as of June 30, 2024 in accordance with our policy. As of June 30, 2024, the entire $19.4 million Misdirected Payments amount was greater than 90 days past due.
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
Trucking transportation and factoring
The largest driver of changes in revenue at our Factoring segment is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight during 2023 was a combination of falling volumes and excess capacity and such softness continued through the first half of 2024. In recent quarters, average rates per mile have decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Throughout much of 2023 and into 2024, spot rates had fallen below the cost per mile to operate for many carriers. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors. The confluence of these circumstances resulted in a steady decline in invoice prices and costs of new and used equipment during the first half of 2023. Such invoice prices and costs of new and used equipment remained consistently below recent years throughout the latter half of 2023 and into the first half of 2024.
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

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Income Statement Data:
Interest income	$107,015	$105,486	$208,962	$206,160
Interest expense	19,100	14,035	35,012	21,327
Net interest income	87,915	91,451	173,950	184,833
Credit loss expense (benefit)	4,155	2,643	10,051	5,256
Net interest income after credit loss expense (benefit)	83,760	88,808	163,899	179,577
Noninterest income	17,167	11,511	32,166	22,533
Noninterest expense	97,343	90,396	187,714	179,677
Net income (loss) before income taxes	3,584	9,923	8,351	22,433
Income tax expense (benefit)	837	2,273	1,446	3,773
Net income (loss)	$2,747	$7,650	$6,905	$18,660
Dividends on preferred stock	(802)	(802)	(1,603)	(1,603)
Net income available (loss) to common stockholders	$1,945	$6,848	$5,302	$17,057

Per Share Data:
Basic earnings (loss) per common share	$0.08	$0.30	$0.23	$0.73
Diluted earnings (loss) per common share	$0.08	$0.29	$0.22	$0.72
Weighted average shares outstanding - basic	23,274,089	23,138,835	23,237,674	23,249,668
Weighted average shares outstanding - diluted	23,665,105	23,455,471	23,656,923	23,634,343

Performance ratios - Annualized:
Return on average assets	0.19%	0.56%	0.25%	0.70%
Return on average total equity	1.26%	3.64%	1.58%	4.43%
Return on average common equity	0.94%	3.45%	1.28%	4.27%
Return on average tangible common equity (1)	1.35%	5.16%	1.84%	6.37%
Yield on loans(2)	9.10%	9.14%	9.10%	9.18%
Cost of interest bearing deposits	2.34%	1.13%	2.17%	0.85%
Cost of total deposits	1.39%	0.68%	1.28%	0.50%
Cost of total funds	1.62%	1.23%	1.54%	0.97%
Net interest margin(2)	7.07%	7.57%	7.18%	7.82%
Efficiency ratio	92.64%	87.80%	91.07%	86.65%
Net noninterest expense to average assets	5.67%	5.79%	5.64%	5.88%

(Dollars in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Balance Sheet Data:
Total assets	$5,783,334	$5,347,334
Cash and cash equivalents	500,663	286,635
Investment securities	346,870	307,109
Loans held for investment, net	4,248,826	4,127,881
Total liabilities	4,909,085	4,482,934
Noninterest bearing deposits	1,689,531	1,632,022
Interest bearing deposits	2,702,487	2,345,456
FHLB advances	280,000	255,000
Subordinated notes	108,939	108,678
Junior subordinated debentures	42,042	41,740
Total stockholders’ equity	874,249	864,400
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	829,249	819,400

Per Share Data:
Book value per share	$35.51	$35.16
Tangible book value per share (1)	$24.60	$24.12
Shares outstanding end of period	23,353,519	23,302,414

Asset Quality ratios(3):
Past due to total loans	2.21%	2.00%
Nonperforming loans to total loans	1.94%	1.65%
Nonperforming assets to total assets	1.60%	1.42%
ACL to nonperforming loans	47.48%	51.15%
ACL to total loans	0.92%	0.85%
Net charge-offs to average loans(4)	0.11%	0.47%

Capital ratios:
Tier 1 capital to average assets	12.38%	12.64%
Tier 1 capital to risk-weighted assets	13.45%	13.74%
Common equity Tier 1 capital to risk-weighted assets	11.71%	11.94%
Total capital to risk-weighted assets	16.51%	16.75%
Total stockholders' equity to total assets	15.12%	16.17%
Tangible common stockholders' equity ratio (1)	10.39%	11.04%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Loan discount accretion	$1,127	$990	$1,598	$2,800
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the six months ended June 30, 2024 and the year ended December 31, 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Average total stockholders' equity	$880,227	$841,979	$880,025	$850,002
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	835,227	796,979	835,025	805,002
Average goodwill and other intangibles	(256,552)	(264,544)	(256,327)	(264,930)
Average tangible common equity	$578,675	$532,435	$578,698	$540,072

Net income available to common stockholders	$1,945	$6,848	$5,302	$17,057
Average tangible common equity	578,675	532,435	578,698	540,072
Return on average tangible common equity	1.35%	5.16%	1.84%	6.37%

Efficiency ratio:
Net interest income	$87,915	$91,451	$173,950	$184,833
Noninterest income	17,167	11,511	32,166	22,533
Operating revenue	105,082	102,962	206,116	207,366
Total noninterest expense	$97,343	$90,396	$187,714	$179,677
Efficiency ratio	92.64%	87.80%	91.07%	86.65%

Net noninterest expense to average assets ratio:
Total noninterest expense	$97,343	$90,396	$187,714	$179,677
Total noninterest income	17,167	11,511	32,166	22,533
Net noninterest expenses	$80,176	$78,885	$155,548	$157,144
Average total assets	$5,690,767	$5,461,946	$5,545,063	$5,386,429
Net noninterest expense to average assets ratio	5.67%	5.79%	5.64%	5.88%

(Dollars in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Total stockholders' equity	$874,249	$864,400
Preferred stock	(45,000)	(45,000)
Total common stockholders' equity	829,249	819,400
Goodwill and other intangibles	(254,652)	(257,355)
Tangible common stockholders' equity	$574,597	$562,045
Common shares outstanding	23,353,519	23,302,414
Tangible book value per share	$24.60	$24.12

Total assets at end of period	$5,783,334	$5,347,334
Goodwill and other intangibles	(254,652)	(257,355)
Tangible assets at period end	$5,528,682	$5,089,979
Tangible common stockholders' equity ratio	10.39%	11.04%
Results of Operations
Three months ended June 30, 2024 compared with three months ended June 30, 2023.
Net Income
We earned net income of $2.7 million for the three months ended June 30, 2024 compared to net income of $7.7 million for the three months ended June 30, 2023, a decrease of $5.0 million or 64.1%.

	Three Months Ended June 30, 2024
(Dollars in thousands, except per share amounts)	2024	2023	$ Change	% Change
Interest income	$107,015	$105,486	$1,529	1.4%
Interest expense	19,100	14,035	5,065	36.1%
Net interest income	87,915	91,451	(3,536)	(3.9)%
Credit loss expense (benefit)	4,155	2,643	1,512	57.2%
Net interest income after credit loss expense (benefit)	83,760	88,808	(5,048)	(5.7)%
Noninterest income	17,167	11,511	5,656	49.1%
Noninterest expense	97,343	90,396	6,947	7.7%
Net income (loss) before income taxes	3,584	9,923	(6,339)	(63.9)%
Income tax expense (benefit)	837	2,273	(1,436)	(63.2)%
Net income (loss)	$2,747	$7,650	$(4,903)	(64.1)%
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

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	463,759	6,330	5.49%	227,696	2,956	5.21%
Taxable securities	328,987	5,501	6.73%	318,285	5,167	6.51%
Tax-exempt securities	3,153	22	2.81%	10,399	67	2.58%
FHLB and other restricted stock	7,598	234	12.39%	27,071	219	3.24%
Loans (1)	4,195,669	94,928	9.10%	4,262,170	97,077	9.14%
Total interest earning assets	4,999,166	107,015	8.61%	4,845,621	105,486	8.73%
Noninterest earning assets:
Cash and cash equivalents	77,389			73,176
Other noninterest earning assets	614,212			543,149
Total assets	5,690,767			5,461,946
Interest bearing liabilities:
Deposits:
Interest bearing demand	748,699	1,164	0.63%	804,799	715	0.36%
Individual retirement accounts	49,917	175	1.41%	60,171	104	0.69%
Money market	565,612	4,097	2.91%	506,782	1,685	1.33%
Savings	541,408	1,480	1.10%	529,952	475	0.36%
Certificates of deposit	257,292	1,945	3.04%	286,253	902	1.26%
Brokered time deposits	433,096	5,698	5.29%	244,721	2,823	4.63%
Other brokered deposits	71,196	961	5.43%	13,188	173	5.26%
Total interest bearing deposits	2,667,220	15,520	2.34%	2,445,866	6,877	1.13%
Federal Home Loan Bank advances	85,769	1,193	5.59%	363,901	4,756	5.24%
Subordinated notes	108,868	1,225	4.53%	108,115	1,312	4.87%
Junior subordinated debentures	41,951	1,162	11.14%	41,378	1,090	10.57%
Other borrowings	—	—	—%	308	—	—%
Total interest bearing liabilities	2,903,808	19,100	2.65%	2,959,568	14,035	1.90%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,832,154			1,598,733
Other liabilities	74,578			61,666
Total equity	880,227			841,979
Total liabilities and equity	5,690,767			5,461,946
Net interest income		87,915			91,451
Interest spread (2)			5.96%			6.83%
Net interest margin (3)			7.07%			7.57%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$3,035,612	$54,900	7.27%	$3,120,594	$57,258	7.36%
Factoring receivables	976,087	34,307	14.14%	1,036,922	36,368	14.07%
Payments receivables	183,970	5,721	12.51%	104,654	3,451	13.23%
Total loans	$4,195,669	$94,928	9.10%	$4,262,170	$97,077	9.14%
We earned net interest income of $87.9 million for the three months ended June 30, 2024 compared to $91.5 million for the three months ended June 30, 2023, a decrease of $3.6 million, or 3.9%, primarily driven by the following factors.
Interest income increased $1.5 million, or 1.4%, due to increased yields across all of our broad interest earning asset categories with the exception of loans. Additionally, average interest earning assets increased $153.5 million, or 3.2%, while we experienced a decrease in average total loans of $66.5 million, or 1.6%. The average balance of our higher yielding Factoring factored receivables decreased $60.8 million, or 5.9%, while we experienced an increase in average Payments factored receivables. The decrease in average Factoring factored receivables and the increase in Payments factored receivables was impacted by our decision to move supply chain financing receivables from our Factoring segment to our Payments segment at the end of the second quarter 2023. Average Banking loans decreased $85.0 million, or 2.7% due to decreases in the average balances of residential real estate, farmland, commercial, consumer, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $681.7 million for the three months ended June 30, 2024 compared to $848.0 million for the three months ended June 30, 2023. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit loans. We recognized discount accretion on purchased loans of $1.1 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively.
Interest expense increased $5.1 million, or 36.1%, primarily driven by higher average rates discussed below. Average interest-bearing liabilities increased in total period over period, including average total interest bearing deposits which increased $221.4 million, or 9.1%. Average noninterest bearing demand deposits grew $233.4 million.
Net interest margin decreased to 7.07% for the three months ended June 30, 2024 from 7.57% for the three months ended June 30, 2023, a decrease of 50 basis points or 6.6%.
The decrease in our net interest margin was most impacted by an increase in our average cost of interest bearing liabilities of 75 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
The decrease in our net interest margin was also impacted by a decrease in our yield on interest earning assets of 12 basis points to 8.61% for the three months ended June 30, 2024. This decrease was primarily driven by lower yields on loans which decreased 4 basis points to 9.10% for the period. Our yield on Factoring factored receivables increased slightly period over period; however our average Factoring factored receivables as a percentage of the total average loan portfolio decreased which had a meaningful impact on our overall loan yield. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, were 97% and 95% of our Factoring portfolio at June 30, 2024 and 2023, respectively. Banking and payments yields decreased period over period. Non-loan yields were higher across the board period over period.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $558.8 million for the three months ended June 30, 2024. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the second quarter of 2024, these deposits decreased our overall yield on loans by 60 bps and our overall cost of deposits and cost of funds would have been 56 bps and 53 bps higher, respectively.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	June 30, 2024 vs. 2023
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$152	$3,222	$3,374
Taxable securities	155	179	334
Tax-exempt securities	6	(51)	(45)
FHLB and other restricted stock	615	(600)	15
Loans	(644)	(1,505)	(2,149)
Total interest income	284	1,245	1,529
Interest bearing liabilities:
Interest bearing demand	536	(87)	449
Individual retirement accounts	107	(36)	71
Money market	1,986	426	2,412
Savings	974	31	1,005
Certificates of deposit	1,262	(219)	1,043
Brokered time deposits	397	2,478	2,875
Other brokered deposits	5	783	788
Total interest bearing deposits	5,267	3,376	8,643
Federal Home Loan Bank advances	306	(3,869)	(3,563)
Subordinated notes	(95)	8	(87)
Junior subordinated debentures	56	16	72
Other borrowings	—	—	—
Total interest expense	5,534	(469)	5,065
Change in net interest income	$(5,250)	$1,714	$(3,536)
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
The following table presents the major categories of credit loss expense:

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Credit loss expense (benefit) on loans	$4,068	$3,514	$554	15.8%
Credit loss expense (benefit) on off balance sheet credit exposures	60	(1,162)	1,222	105.2%
Credit loss expense (benefit) on held to maturity securities	27	291	(264)	(90.7)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$4,155	$2,643	$1,512	57.2%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At June 30, 2024 and March 31, 2024, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended June 30, 2024. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2024 and December 31, 2023, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2024 and March 31, 2024, the Company carried $5.9 million and $6.1 million, respectively, of these HTM securities at amortized cost. The required ACL on these balances was $3.2 million at June 30, 2024 and $3.1 million at March 31, 2024, resulting in $27 thousand of credit loss expense during the current quarter. Credit loss expense during the three months ended June 30, 2023 was $0.3 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2024. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $39.6 million as of June 30, 2024, compared to $35.2 million as of December 31, 2023, representing an ACL to total loans ratio of 0.92% and 0.85%, respectively.
Our credit loss expense on loans increased $0.6 million, or 15.8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
During the three months ended June 30, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3.3 million; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $1.7 million of this charge-off. We continue to reserve the full balance of the Over-Formula Advance clients at June 30, 2024 which totals $2.3 million.
The increase in credit loss expense was primarily driven by changes in required specific reserves. Such specific reserves increased $10 thousand during the three months ended June 30, 2024 compared to a decrease of $7.1 million during the same period a year ago. Changes in volume and mix of the loan portfolio also drove an increase in credit loss expense period over period. Such changes resulted in credit loss expense of $0.2 million during the three months ended June 30, 2024 compared to a $0.2 million benefit to credit loss expense during the same period a year ago. Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in credit loss expense of $1.1 million during the three months ended June 30, 2024 compared to insignificant credit loss expense during the same period a year ago.
The increase in credit loss expense was partially offset by net charge-off activity during the period. Net charge-offs during the three months ended June 30, 2024 were $2.7 million compared to $10.8 million during the same period a year ago. Approximately $2.1 million of the $2.7 million net charge-offs for the three months ended June 30, 2024 were reserved in a prior period while approximately $8.1 million of the $10.8 million net charge-offs for the three months ended June 30, 2023 were reserved in a prior period. Such prior period reserves are included in the discussion of changes in specific reserves above.
Credit loss expense for off balance sheet credit exposures increased $1.2 million, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Service charges on deposits	$1,810	$1,769	$41	2.3%
Card income	2,085	2,119	(34)	(1.6)%
Net gains (losses) on sale or call of securities	—	—	—	—%
Net gains (losses) on sale of loans	123	87	36	41.4%
Fee income	8,517	7,462	1,055	14.1%
Insurance commissions	1,505	1,303	202	15.5%
Other	3,127	(1,229)	4,356	354.4%
Total noninterest income	$17,167	$11,511	$5,656	49.1%
Noninterest income increased $5.7 million, or 49.1%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $1.1 million, or 14.1%, due to a $1.7 million increase in fees earned by our Payments segment during the three months ended June 30, 2024 compared to the same period a year ago.
•Other. Other noninterest income increased $4.4 million partially due to a gain on our revenue share asset of $0.4 million during the three months ended June 30, 2024 compared to a loss of $1.2 million during the same period a year ago. We also recognized $1.6 million of rental income on the building we acquired during March of 2024. Further, we recognized a $0.5 million gain on the sale of equity securities and other assets during the three months ended June 30, 2024 compared to a loss of $0.1 million during the same period a year ago.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$56,005	$54,219	$1,786	3.3%
Occupancy, furniture and equipment	8,565	7,292	1,273	17.5%
FDIC insurance and other regulatory assessments	641	868	(227)	(26.2)%
Professional fees	4,558	3,035	1,523	50.2%
Amortization of intangible assets	2,869	3,001	(132)	(4.4)%
Advertising and promotion	2,008	1,629	379	23.3%
Communications and technology	14,307	11,904	2,403	20.2%
Software amortization	1,357	1,043	314	30.1%
Travel and entertainment	1,513	1,555	(42)	(2.7)%
Other	5,520	5,850	(330)	(5.6)%
Total noninterest expense	$97,343	$90,396	$6,947	7.7%
Noninterest expense increased $6.9 million, or 7.7%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $1.8 million, or 3.3%. Employee salaries and payroll taxes increased $2.3 million and $0.5 million. Our accruals for bonus expense increased $0.3 million period over period. The size of our workforce increased period over period due to organic growth within the Company. Our average full-time equivalent employees were 1,571.0 and 1,480.7 for the three months ended June 30, 2024 and 2023, respectively. Additionally, employee insurance expense increased $0.7 million. These increases were partially offset by a decrease in commissions expense of $1.4 million and a decrease in temporary labor expense of $0.8 million period over period.

•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.3 million, or 17.5%, primarily due to $1.1 million of expense related to the building we acquired during March of 2024. The additional increase is driven by growth in our operations period over period.
•Professional Fees. Professional fees increased $1.5 million, or 50.2%, primarily due to a $1.3 million increase in legal and consulting fees period over period.
•Communication and Technology. Communication and technology increased $2.4 million, or 20.2%, primarily as a result of increased spending on IT infrastructure, information security, and initiatives designed to develop efficiency in our operations and improve the functionality and security of our technology platforms period over period.
•Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services. Other noninterest expense decreased $0.3 million, or 5.6%. There were no significant variances in other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $1.5 million, from $2.3 million for the three months ended June 30, 2023 to $0.8 million for the three months ended June 30, 2024. The effective tax rate was 23% for the three months ended June 30, 2024, compared to 23% for the three months ended June 30, 2023.
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
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Three Months Ended June 30, 2024	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$66,900	$34,307	$5,721	$87	$107,015
Intersegment interest allocations	7,188	(9,198)	2,010	—	—
Total interest expense	16,713	—	—	2,387	19,100
Net interest income (expense)	57,375	25,109	7,731	(2,300)	87,915
Credit loss expense (benefit)	1,961	2,176	(9)	27	4,155
Net interest income after credit loss expense	55,414	22,933	7,740	(2,327)	83,760
Noninterest income	7,599	2,016	5,867	1,685	17,167
Noninterest expense	32,865	20,695	17,070	26,713	97,343
Net intersegment noninterest income (expense)(1)	137	373	(510)	—	—
Net income (loss) before income tax expense	$30,285	$4,627	$(3,973)	$(27,355)	$3,584

(Dollars in thousands)
Three Months Ended June 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$65,624	$36,368	$3,451	$43	$105,486
Intersegment interest allocations	7,478	(9,358)	1,880	—	—
Total interest expense	11,634	—	—	2,401	14,035
Net interest income (expense)	61,468	27,010	5,331	(2,358)	91,451
Credit loss expense (benefit)	831	1,481	41	290	2,643
Net interest income after credit loss expense	60,637	25,529	5,290	(2,648)	88,808
Noninterest income	6,347	980	4,119	65	11,511
Noninterest expense	31,934	20,218	16,939	21,305	90,396
Net intersegment noninterest income (expense)(1)	—	(97)	97	—	—
Net income (loss) before income tax expense	$35,050	$6,194	$(7,433)	$(23,888)	$9,923
(1) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended June 30, 2024
Factoring revenue received from Payments	$—	$750	$(750)
Payments revenue received from Factoring	—	(264)	264
Banking revenue received from Payments and Factoring	137	(113)	(24)
Net intersegment noninterest income (expense)	$137	$373	$(510)

Three Months Ended June 30, 2023
Factoring revenue received from Payments	$—	$170	$(170)
Payments revenue received from Factoring	—	(267)	267
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$(97)	$97

(Dollars in thousands)
June 30, 2024	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,252,768	$1,148,844	$520,737	$1,146,291	$(2,285,306)	$5,783,334
Gross loans	$3,671,871	$1,035,159	$172,321	$—	$(590,934)	$4,288,417

(Dollars in thousands)
December 31, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,918,527	$1,077,367	$546,985	$1,056,646	$(2,252,191)	$5,347,334
Gross loans	$3,595,527	$941,926	$174,728	$—	$(549,081)	$4,163,100
Banking

(Dollars in thousands)	Three Months Ended June 30,
Banking	2024	2023	$ Change	% Change
Total interest income	$66,900	$65,624	$1,276	1.9%
Intersegment interest allocations	7,188	7,478	(290)	(3.9)%
Total interest expense	16,713	11,634	5,079	43.7%
Net interest income (expense)	57,375	61,468	(4,093)	(6.7)%
Credit loss expense (benefit)	1,961	831	1,130	136.0%
Net interest income after credit loss expense	55,414	60,637	(5,223)	(8.6)%
Noninterest income	7,599	6,347	1,252	19.7%
Noninterest expense	32,865	31,934	931	2.9%
Net intersegment noninterest income (expense)	137	—	137	100.0%
Operating income (loss)	$30,285	$35,050	$(4,765)	(13.6)%
Our Banking segment’s operating income decreased $4.8 million, or 13.6%.
Total interest income increased $1.3 million, or 1.9%, at our Banking segment primarily as a result of increased yields and average balances on our non-loan interest earning assets at our Banking segment. The increase was partially offset by slight decreases in average loans and loan yield at our Banking segment. More specifically, average loans in our Banking segment, excluding intersegment loans, decreased 2.7% from $3.121 billion for the three months ended June 30, 2023 to $3.036 billion for the three months ended June 30, 2024. Intersegment interest income allocated to our Banking segment decreased period over period due to decreased average factored receivables balances at our Factoring segment and increased average factored receivables balances at our Payments segment.
Interest expense increased $5.1 million, or 43.7%, due to an increase in average interest-bearing liabilities, including an increase in average total interest bearing deposits of $221.4 million, or 9.1%, period over period. This increase was also driven by higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $1.9 million for the three months ended June 30, 2024 compared to credit loss expense on loans of $2.0 million for the three months ended June 30, 2023. The decrease in credit loss expense was the result of decreased net charge-offs at our Banking segment period over period. This decrease was partially offset by increases driven by changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods and increased required specific reserves at our Banking segment period over period. Change in the volume and mix of our Banking segment's loan portfolio did not have a significant impact on the change in credit loss expense period over period.
Credit loss expense for off balance sheet credit exposures increased $1.1 million, from a $1.2 million benefit to credit loss expense for the three months ended June 30, 2023 to an insignificant credit loss expense amount for the three months ended June 30, 2024, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.
Noninterest income at our Banking segment increased period over period due to a $0.5 million gain on sale of equity securities and other assets during the three months ended June 30, 2024 compared to a $0.1 million loss during the same period a year ago. There were no other significant changes in the components of noninterest income at our Banking segment period over period.

Noninterest expense at our Banking segment increased slightly primarily due to a $1.1 million increase in professional fees and a $1.1 million increase on communications and technology expense. These increases were partially offset by a $1.2 million decrease in salaries and employee benefits expense at our Banking segment including reduced stock based compensation expense. There were no other significant changes in the components of noninterest expense at our Banking segment period over period.
Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has increased $34.5 million, or 1.1%, to $3.081 billion as of June 30, 2024. The following table sets forth our banking loans:

(Dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Banking
Commercial real estate	$842,342	$812,704	$29,638	3.6%
Construction, land development, land	216,531	136,720	79,811	58.4%
1-4 family residential	128,508	125,916	2,592	2.1%
Farmland	58,495	63,568	(5,073)	(8.0)%
Commercial - General	294,670	303,332	(8,662)	(2.9)%
Commercial - Agriculture	50,604	47,059	3,545	7.5%
Commercial - Equipment	468,661	460,008	8,653	1.9%
Commercial - Asset-based lending	203,634	246,065	(42,431)	(17.2)%
Commercial - Liquid Credit	74,711	113,901	(39,190)	(34.4)%
Consumer	7,596	8,326	(730)	(8.8)%
Mortgage Warehouse	735,185	728,847	6,338	0.9%
Total banking loans	$3,080,937	$3,046,446	$34,491	1.1%
Factoring

(Dollars in thousands)	Three Months Ended June 30,
Factoring	2024	2023	$ Change	% Change
Total interest income	$34,307	$36,368	$(2,061)	(5.7)%
Intersegment interest allocations	(9,198)	(9,358)	160	1.7%
Total interest expense	—	—	—	—
Net interest income (expense)	25,109	27,010	(1,901)	(7.0)%
Credit loss expense (benefit)	2,176	1,481	695	46.9%
Net interest income (expense) after credit loss expense	22,933	25,529	(2,596)	(10.2)%
Noninterest income	2,016	980	1,036	105.7%
Noninterest expense	20,695	20,218	477	2.4%
Net intersegment noninterest income (expense)	373	(97)	470	484.5%
Net income (loss) before income tax expense	$4,627	$6,194	$(1,567)	(25.3)%

	Three Months Ended June 30,
	2024	2023
Factored receivable period end balance	$1,035,159,000	$997,842,000
Yield on average receivable balance	14.14%	14.07%
Current quarter charge-off rate	0.15%	0.54%
Factored receivables - transportation concentration	97%	95%

Interest income, including fees	$34,307,000	$36,368,000
Non-interest income	2,016,000	980,000
Intersegment noninterest income	750,000	170,000
Factored receivable total revenue	37,073,000	37,518,000
Average net funds employed	873,355,000	918,439,000
Yield on average net funds employed	17.07%	16.38%

Accounts receivable purchased	$2,542,327,000	$2,732,976,000
Number of invoices purchased	1,432,366	1,494,963
Average invoice size	$1,775	$1,828
Average invoice size - transportation	$1,738	$1,773
Average invoice size - non-transportation	$4,561	$5,790
(1) June 30, 2023 includes a $3.3 million charge-off of an over-formula advance balance, which contributed approximately 0.32% to the net charge-off rate for the quarter. In accordance with the agreement reached with Covenant, Covenant reimbursed us for $1.7 million of this charge-off
Our Factoring segment’s operating income decreased $1.6 million, or 25.3%.
Our average invoice size decreased 2.9% from $1,828 for the three months ended June 30, 2023 to $1,775 for the three months ended June 30, 2024. Additionally, the number of invoices purchased decreased 4.2% period over period.
Net interest income at our Factoring segment decreased period over period. Overall average net funds employed (“NFE”) decreased 4.9% during the three months ended June 30, 2024 compared to the same period in 2023. The decrease in average NFE was the result of decreased invoice purchase volume and decreased average invoice sizes. Those, in turn, resulted from a soft transportation market. See further discussion under the Recent Developments: Trucking Transportation section. We maintained a high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 97% at June 30, 2024 and 95% at June 30, 2023. Net interest income at our Factoring segment was also impacted by a decrease in its intersegment interest allocation charge period over period.
Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to factored receivables was $2.2 million for the three months ended June 30, 2024 compared to credit loss expense on factored receivables of $1.5 million for the three months ended June 30, 2023. The increase in credit loss expense on factored receivables was driven by an increase in required specific reserves period over period as well as the change in volume and mix of the factored receivable portfolio period over period. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period. The increase was partially offset by a decrease in net charge-offs period over period. There was no credit loss expense related to off balance sheet credit exposures during either period.
Noninterest income at our Factoring segment increased period over period due to a gain on our revenue share asset of $0.4 million during the three months ended June 30, 2024 compared to a $1.2 million loss during the same period a year ago. There were no other significant variances in noninterest income at our Factoring segment.
Noninterest expense at our Factoring segment increased primarily due to a $0.7 million increase in professional fees. There were no other significant variances in noninterest expense at our Factoring segment.

Payments

(Dollars in thousands)	Three Months Ended June 30,
Payments	2024	2023	$ Change	% Change
Total interest income	$5,721	$3,451	$2,270	65.8%
Intersegment interest allocations	2,010	1,880	130	6.9%
Total interest expense	—	—	—	—%
Net interest income (expense)	7,731	5,331	2,400	45.0%
Credit loss expense (benefit)	(9)	41	(50)	(122.0)%
Net interest income after credit loss expense	7,740	5,290	2,450	46.3%
Noninterest income	5,867	4,119	1,748	42.4%
Noninterest expense	17,070	16,939	131	0.8%
Net intersegment noninterest income (expense)	(510)	97	(607)	(625.8)%
Net income (loss) before income tax expense	$(3,973)	$(7,433)	$3,460	46.5%

	Three Months Ended June 30,
	2024	2023
Supply chain financing factored receivables	$95,163,000	$93,751,000
Quickpay factored receivables	77,158,000	82,201,000
Factored receivable period end balance	$172,321,000	$175,952,000

Supply chain finance interest income	$2,649,000	$820,000
Quickpay interest income	3,072,000	2,631,000
Intersegment interest income	2,010,000	1,880,000
Total interest income	7,731,000	5,331,000
Broker noninterest income	4,392,000	2,607,000
Factor noninterest income	1,296,000	1,367,000
Other noninterest income	179,000	145,000
Intersegment noninterest income	264,000	267,000
Total noninterest income	6,131,000	4,386,000
Total revenue	$13,862,000	$9,717,000

Intersegment interest expense allocation	$—	$—
Credit loss expense (benefit)	(9,000)	41,000
Noninterest expense	17,070,000	16,939,000
Intersegment noninterest expense	774,000	170,000
Total expense	$17,835,000	$17,150,000

Operating income (loss)	$(3,973,000)	$(7,433,000)
Intersegment interest expense	—	—
Depreciation expense	263,000	191,000
Software amortization expense	580,000	177,000
Intangible amortization expense	1,687,000	1,729,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(1,443,000)	$(5,336,000)

EBITDA margin	(10)%	(55)%

Number of invoices processed	6,062,779	4,526,629
Amount of payments processed	$6,687,587,000	$4,940,317,000
Network invoice volume	701,768	181,904
Network payment volume	$1,133,118,000	$299,948,000
Our Payments segment's operating loss decreased $3.5 million, or 46.5%.

The number of invoices processed by our Payments segment increased 33.9% from 4,526,629 for the three months ended June 30, 2023 to 6,062,779 for the three months ended June 30, 2024, and the amount of payments processed increased 35.4% from $4.940 billion for the three months ended June 30, 2023 to $6.688 billion for the three months ended June 30, 2024 in the face of lower average invoice prices.
A "network transaction" occurs when a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee. All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay application programming interfaces ("APIs") with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended June 30, 2024, we processed 701,768 network invoices representing a network payment volume of $1.133 billion. During the three months ended June 30, 2023, we processed 181,904 network invoices representing a network payment volume of $299.9 million.
Net interest income increased due to increased average balances at our Payments segment and increased intersegment interest allocation period over period. The majority of the increased average balance was driven by supply chain finance receivables previously discussed. The increase in net interest income was partially offset by lower yields at our Payments segment.
Noninterest income increased due to a $1.7 million increase in payment and audit fees, including intersegment fees, earned by TriumphPay during the three months ended June 30, 2024 compared to the same period a year ago. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
Noninterest expense was relatively flat at our Payment segment period over period. Communications and technology expense and software amortization increased $0.6 million, but there were no other significant variances in the components of noninterest expense at our Payments segment period over period.
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
Corporate

(Dollars in thousands)	Three Months Ended June 30,
Corporate	2024	2023	$ Change	% Change
Total interest income	$87	$43	$44	102.3%
Intersegment interest allocations	—	—	—	—
Total interest expense	2,387	2,401	(14)	(0.6)%
Net interest income (expense)	(2,300)	(2,358)	58	2.5%
Credit loss expense (benefit)	27	290	(263)	(90.7)%
Net interest income (expense) after credit loss expense	(2,327)	(2,648)	321	12.1%
Other noninterest income	1,685	65	1,620	2,492.3%
Noninterest expense	26,713	21,305	5,408	25.4%
Net income (loss) before income tax expense	$(27,355)	$(23,888)	$(3,467)	(14.5)%
The Corporate segment reported an operating loss of $27.4 million for the three months ended June 30, 2024 compared to an operating loss of $23.9 million for the three months ended June 30, 2023. The increased operating loss at our Corporate segment was driven by increased noninterest expense which was the result of a $3.4 million increase in salaries and benefits expense, a $1.2 million increase in occupancy expense driven by the building acquired during March of 2024, and a $0.5 million increase in communication and technology expense period over period. The increased operating loss was partially offset by increased noninterest income driven by $1.6 million of rental income from the acquired building recognized during the three months ended June 30, 2024.

Results of Operations
Six months ended June 30, 2024 compared with six months ended June 30, 2023
Net Income
We earned net income of $6.9 million for the six months ended June 30, 2024 compared to $18.7 million for the six months ended June 30, 2023, a decrease of $11.8 million or 63.0%.

	Six Months Ended June 30, 2024
(Dollars in thousands, except per share amounts)	2024	2023	$ Change	% Change
Interest income	$208,962	$206,160	$2,802	1.4%
Interest expense	35,012	21,327	13,685	64.2%
Net interest income	173,950	184,833	(10,883)	(5.9)%
Credit loss expense (benefit)	10,051	5,256	4,795	91.2%
Net interest income after credit loss expense (benefit)	163,899	179,577	(15,678)	(8.7)%
Noninterest income	32,166	22,533	9,633	42.8%
Noninterest expense	187,714	179,677	8,037	4.5%
Net income (loss) before income taxes	8,351	22,433	(14,082)	(62.8)%
Income tax expense (benefit)	1,446	3,773	(2,327)	(61.7)%
Net income (loss)	$6,905	$18,660	$(11,755)	(63.0)%
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

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	$412,228	$11,233	5.48%	$244,012	$5,950	4.92%
Taxable securities	325,165	10,828	6.70%	306,883	9,196	6.04%
Tax-exempt securities	3,330	46	2.78%	11,763	151	2.59%
FHLB and other restricted stock	10,624	466	8.82%	18,558	344	3.74%
Loans (1)	4,120,518	186,389	9.10%	4,186,570	190,519	9.18%
Total interest earning assets	4,871,865	208,962	8.63%	4,767,786	206,160	8.72%
Noninterest earning assets:
Cash and cash equivalents	83,369			83,730
Other noninterest earning assets	589,829			534,913
Total assets	$5,545,063			$5,386,429
Interest bearing liabilities:
Deposits:
Interest bearing demand	$740,223	$2,015	0.55%	$820,467	$1,285	0.32%
Individual retirement accounts	50,675	338	1.34%	62,663	189	0.61%
Money market	567,604	8,067	2.86%	502,456	2,815	1.13%
Savings	537,551	2,802	1.05%	537,404	784	0.29%
Certificates of deposit	260,427	3,810	2.94%	292,665	1,457	1.00%
Brokered time deposits	358,807	9,438	5.29%	172,354	3,373	3.95%
Other brokered deposits	44,528	1,202	5.43%	6,768	176	5.24%
Total interest bearing deposits	2,559,815	27,672	2.17%	2,394,777	10,079	0.85%
Federal Home Loan Bank advances	92,088	2,545	5.56%	251,961	6,503	5.20%
Subordinated notes	108,804	2,449	4.53%	108,009	2,621	4.89%
Junior subordinated debentures	41,875	2,346	11.27%	41,303	2,124	10.37%
Other borrowings	—	—	—%	1,457	—	—%
Total interest bearing liabilities	2,802,582	35,012	2.51%	2,797,507	21,327	1.54%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,782,257			1,651,463
Other liabilities	80,199			87,457
Total equity	880,025			850,002
Total liabilities and equity	$5,545,063			$5,386,429
Net interest income		$173,950			$184,833
Interest spread (2)			6.12%			7.18%
Net interest margin (3)			7.18%			7.82%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$2,984,129	$108,452	7.31%	$3,019,168	$109,796	7.33%
Factoring receivables	959,251	67,059	14.06%	1,073,434	74,525	14.00%
Payments receivables	177,138	10,878	12.35%	93,968	6,198	13.30%
Total loans	$4,120,518	$186,389	9.10%	$4,186,570	$190,519	9.18%
We earned net interest income of $174.0 million for the six months ended June 30, 2024 compared to $184.8 million for the six months ended June 30, 2023, a decrease of $10.8 million, or 5.8%, primarily driven by the following factors.
Interest income increased $2.8 million, or 1.4%, due to increased yields across all of our broad interest earning asset categories with the exception of loans. This increase reflects an increase in total average interest earning assets of $104.1 million, or 2.2%, but a decrease in average total loans of $66.1 million, or 1.6%. The average balance of our higher yielding Factoring factored receivables decreased $114.2 million, or 10.6%, and we experienced an increase in average Payments factored receivables. The decrease in average Factoring factored receivables and the increase in Payments factored receivables was impacted by our decision to move supply chain financing receivables from our Factoring segment to our Payments segment at the end of the second quarter 2023. We experienced a decrease in average Banking loans of $35.0 million, or 1.2% due to decreases in the average balances of residential real estate, farmland, commercial, consumer, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $657.8 million for the six months ended June 30, 2024 compared to $794.9 million for the six months ended June 30, 2023. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit loans. We recognized discount accretion on purchased loans of $1.6 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively.
Interest expense increased $13.7 million, or 64.2%, due to increased average rates on interest bearing liabilities discussed below. The increase in interest expense was also driven by an increase in average interest bearing liabilities of $5.1 million, or 0.2%. More specifically, average total interest bearing deposits increased $165.0 million, or 6.9%. Average noninterest bearing deposits grew $130.8 million.
Net interest margin decreased to 7.18% for the six months ended June 30, 2024 from 7.82% for the six months ended June 30, 2023, a decrease of 64 basis point, or 8.2%.
The decrease in our net interest margin was primarily driven by an increase in our average cost of interest bearing liabilities of 97 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Our net interest margin was impacted by a decrease in yield on our interest earning assets of 9 basis points to 8.63% for the six months ended June 30, 2024. This decrease was primarily driven by lower yields on loans which decreased 8 basis points to 9.10% for the period. Factoring yield was relatively flat period over period, but average Factoring factored receivables as a percentage of the total loan portfolio decreased which had a meaningful downward impact on total loan yield. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, were 97% and 95% of our Factoring portfolio at June 30, 2024 and 2023, respectively. Banking and Payments yields decreased period over period while non-loan yields increased over the same period.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $484.7 million for the six months ended June 30, 2024. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the six months ended June 30, 2024, these deposits decreased our overall yield on loans by 53 bps and our overall cost of deposits and cost of funds would have been 51 bps and 48 bps higher, respectively.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Six Months Ended
	June 30, 2024 vs. 2023
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$699	$4,584	$5,283
Taxable securities	1,023	609	1,632
Tax-exempt securities	11	(116)	(105)
FHLB and other restricted stock	470	(348)	122
Loans	(1,142)	(2,988)	(4,130)
Total interest income	1,061	1,741	2,802
Interest bearing liabilities:
Interest bearing demand	948	(218)	730
Individual retirement accounts	229	(80)	149
Money market	4,326	926	5,252
Savings	2,017	1	2,018
Certificates of deposit	2,825	(472)	2,353
Brokered time deposits	1,161	4,904	6,065
Other brokered deposits	7	1,019	1,026
Total interest bearing deposits	11,513	6,080	17,593
Federal Home Loan Bank advances	460	(4,418)	(3,958)
Subordinated notes	(190)	18	(172)
Junior subordinated debentures	190	32	222
Other borrowings	—	—	—
Total interest expense	11,973	1,712	13,685
Change in net interest income	$(10,912)	$29	$(10,883)
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
The following table presents the major categories of credit loss expense:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Credit loss expense on loans	$8,977	$5,167	$3,810	73.7%
Credit loss expense on off balance sheet credit exposures	1,102	(343)	1,445	421.3%
Credit loss expense on held to maturity securities	(28)	432	(460)	(106.5)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$10,051	$5,256	$4,795	91.2%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2023 and June 30, 2024, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the six months ended June 30, 2024. The same was true for the same period in the prior year.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At June 30, 2024 and December 31, 2023, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2024 and December 31, 2023, the Company carried $5.9 million and $6.2 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $3.2 million at June 30, 2024 and $3.2 million at December 31, 2023 and we recognized a benefit to credit loss expense of $28 thousand during the six months ended June 30, 2024. Credit loss expense during the six months ended June 30, 2023 was $0.4 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of June 30, 2024. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $39.6 million as of June 30, 2024, compared to $35.2 million as of December 31, 2023, representing an ACL to total loans ratio of 0.92% and 0.85% respectively.
Our credit loss expense on loans increased $3.8 million, or 73.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
During the six months ended June 30, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3.3 million; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $1.7 million of this charge-off. We continue to reserve the full balance of the Over-Formula Advance clients at June 30, 2024 which totals $2.3 million.
The increase in credit loss expense was primarily driven by changes in required specific reserves. Such specific reserves increased $1.4 million during the six months ended June 30, 2024 compared to a decrease of $8.0 million during the same period a year ago. Changes in volume and mix of the loan portfolio also drove an increase in credit loss expense period over period. Such changes resulted in credit loss expense of $1.0 million during the six months ended June 30, 2024 compared to a $0.2 million benefit to credit loss expense during the same period a year ago. Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in credit loss expense of $2.0 million during the six months ended June 30, 2024 compared to credit loss expense of $0.4 million during the same period a year ago.
The increase in credit loss expense was partially offset by net charge-off activity during the period. Net charge-offs during the six months ended June 30, 2024 were $4.6 million compared to $13.0 million during the same period a year ago. Approximately $1.9 million of the $4.6 million net charge-offs for the six months ended June 30, 2024 were reserved in a prior period while approximately $8.5 million of the $13.0 million net charge-offs for the six months ended June 30, 2023 were reserved in a prior period. Such prior period reserves are included in the discussion of changes in specific reserves above.
Credit loss expense for off balance sheet credit exposures increased $1.4 million, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Service charges on deposits	$3,537	$3,482	$55	1.6%
Card income	3,953	4,087	(134)	(3.3%)
Net gains (losses) on sale or call of securities	—	—	—	—%
Net gains (losses) on sale of loans	(69)	3	(72)	n/m
Fee income	17,200	13,612	3,588	26.4%
Insurance commissions	3,073	2,896	177	6.1%
Other	4,472	(1,547)	6,019	389.1%
Total noninterest income	$32,166	$22,533	$9,633	42.8%
Noninterest income increased $9.6 million, or 42.8%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $3.6 million, or 26.4% primarily due to a $3.5 million increase in payment fees earned by TriumphPay during the six months ended June 30, 2024 compared to the same period a year ago.
•Other. Other noninterest income increased $6.0 million, or 389.1% primarily due to a gain on our revenue share asset of $0.9 million during the six months ended June 30, 2024 compared to a loss of $1.8 million during the same period a year ago. We also recognized $1.6 million of rental income on the building we acquired during March of 2024. Further, we recognized a $0.5 million gain on the sale of equity securities and other assets during the six months ended June 30, 2024 compared to a loss of $0.3 million during the same period a year ago.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$110,190	$108,905	$1,285	1.2%
Occupancy, furniture and equipment	16,201	13,995	2,206	15.8%
FDIC insurance and other regulatory assessments	1,294	1,286	8	0.6%
Professional fees	8,099	6,120	1,979	32.3%
Amortization of intangible assets	5,593	5,851	(258)	(4.4%)
Advertising and promotion	3,222	3,001	221	7.4%
Communications and technology	26,201	23,250	2,951	12.7%
Software amortization	2,531	2,030	501	24.7%
Travel and entertainment	3,022	3,453	(431)	(12.5%)
Other	11,361	11,786	(425)	(3.6%)
Total noninterest expense	$187,714	$179,677	$8,037	4.5%
Noninterest expense increased $8.0 million, or 4.5%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $1.3 million, or 1.2%. Employee salaries increased $1.0 million while payroll taxes decreased $0.2 million. Our accruals for bonus expense increased $1.5 million period over period. The size of our workforce increased period over period due to organic growth within the Company. Our average full-time equivalent employees were 1,544.7 and 1,470.3 for the six months ended June 30, 2024 and 2023, respectively. Employee insurance expense increased $1.2 million, stock based compensation paid to employees increased $1.0 million, and expense related to our 401(k) contribution matching increased $0.5 million period over period. These increases were partially offset by a decrease in temporary labor expense of $1.8 million and a decrease in commissions expense of $2.0 million period over period.

•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $2.2 million, or 15.8%, primarily due to $1.1 million of expense related to the building we acquired during March of 2024. The additional increase is driven by growth in our operations period over period.
•Professional Fees. Professional fees increased $2.0 million, or 32.3%, primarily due to a $1.6 million increase in legal and consulting fees period over period.
•Communications and Technology. Communications and technology expenses increased $3.0 million, or 12.7%, primarily as a result of increased spending on IT infrastructure, information security, and initiatives designed to develop efficiency in our operations and improve the functionality and security of our technology platforms period over period.
•Other. Other noninterest expense includes loan-related expenses, software amortization, training and recruiting, postage, insurance, and subscription services. Other noninterest expense was relatively flat period over period as there were no significant variances period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $2.3 million, or 61.7%, from $3.8 million for the six months ended June 30, 2023 to $1.4 million for the six months ended June 30, 2024. The effective tax rate was 17% for the six months ended June 30, 2024 and 17% for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 was impacted by an adjustment to our disallowance related to highly compensated individuals. The effective tax rate for the six months ended June 30, 2023 was impacted by a performance based performance stock units windfall that was recorded during the period as those related shares vested during the period.
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
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)
Six Months Ended June 30, 2024	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$130,894	$67,059	$10,878	$131	$208,962
Intersegment interest allocations	13,932	(18,103)	4,171	—	—
Total interest expense	30,217	—	—	4,795	35,012
Net interest income (expense)	114,609	48,956	15,049	(4,664)	173,950
Credit loss expense (benefit)	6,488	3,531	60	(28)	10,051
Net interest income after credit loss expense	108,121	45,425	14,989	(4,636)	163,899
Noninterest income	14,075	4,919	11,410	1,762	32,166
Noninterest expense	63,994	39,388	33,555	50,777	187,714
Net intersegment noninterest income (expense)(1)	258	762	(1,020)	—	—
Net income (loss) before income tax expense	$58,460	$11,718	$(8,176)	$(53,651)	$8,351

(Dollars in thousands)
Six Months Ended June 30, 2023	Banking	Factoring	Payments	Corporate	Consolidated
Total interest income	$125,350	$74,525	$6,198	$87	$206,160
Intersegment interest allocations	15,090	(18,512)	3,422	—	—
Total interest expense	16,582	—	—	4,745	21,327
Net interest income (expense)	123,858	56,013	9,620	(4,658)	184,833
Credit loss expense (benefit)	2,754	2,030	41	431	5,256
Net interest income after credit loss expense	121,104	53,983	9,579	(5,089)	179,577
Noninterest income	12,020	2,558	7,826	129	22,533
Noninterest expense	64,174	41,987	32,356	41,160	179,677
Net intersegment noninterest income (expense)(1)	—	(362)	362	—	—
Net income (loss) before income tax expense	$68,950	$14,192	$(14,589)	$(46,120)	$22,433
(1) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Six Months Ended June 30, 2024
Factoring revenue received from Payments	$—	$1,500	$(1,500)
Payments revenue received from Factoring	—	(529)	529
Banking revenue received from Payments and Factoring	$258	$(209)	$(49)
Net intersegment noninterest income (expense)	$258	$762	$(1,020)

Six Months Ended June 30, 2023
Factoring revenue received from Payments	$—	$170	$(170)
Payments revenue received from Factoring	—	(532)	532
Banking revenue received from Payments and Factoring	$—	$—	$—
Net intersegment noninterest income (expense)	$—	$(362)	$362

(Dollars in thousands)
June 30, 2024	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$5,252,768	$1,148,844	$520,737	$1,146,291	$(2,285,306)	$5,783,334
Gross loans	$3,671,871	$1,035,159	$172,321	$—	$(590,934)	$4,288,417

(Dollars in thousands)
December 31, 2023	Banking	Factoring	Payments	Corporate	Eliminations	Consolidated
Total assets	$4,918,527	$1,077,367	$546,985	$1,056,646	$(2,252,191)	$5,347,334
Gross loans	$3,595,527	$941,926	$174,728	$—	$(549,081)	$4,163,100
Banking

(Dollars in thousands)	Six Months Ended June 30,
Banking	2024	2023	$ Change	% Change
Total interest income	$130,894	$125,350	$5,544	4.4%
Intersegment interest allocations	13,932	15,090	(1,158)	(7.7%)
Total interest expense	30,217	16,582	13,635	82.2%
Net interest income	114,609	123,858	(9,249)	(7.5%)
Credit loss expense (benefit)	6,488	2,754	3,734	135.6%
Net interest income after credit loss expense	108,121	121,104	(12,983)	(10.7%)
Noninterest income	14,075	12,020	2,055	17.1%
Noninterest expense	63,994	64,174	(180)	(0.3%)
Net intersegment noninterest income (expense)	258	—	258	100.0%
Net income (loss) before income tax expense	$58,460	$68,950	$(10,490)	(15.2%)
Our Banking segment’s operating income decreased $10.5 million, or 15.2%.
Total interest income increased $5.5 million, or 4.4%, primarily as a result of increased yields and average balances on our non-loan interest earning assets at our Banking segment. The increase was partially offset by slight decreases in average loans and loan yield at our Banking segment. More specifically, average loans in our Banking segment, excluding intersegment loans, decreased 1.2% from $3.019 billion for the six months ended June 30, 2023 to $2.984 billion for the six months ended June 30, 2024. Intersegment interest income allocated to our Banking segment decreased period over period due to decreased average factored receivables balances at our Factoring segment and increased average factored receivables balances at our Payments segment.
Interest expense increased $13.6 million, or 82.2% primarily due to higher interest rates paid on our Banking segment interest-bearing liabilities driven by changes in interest rates in the macro economy. Additionally, average total interest bearing deposits increased $165.0 million, or 6.9%.

Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $6.3 million for the six months ended June 30, 2024 compared to $3.1 million for the six months ended June 30, 2023. The increase in credit loss expense was the result of increased required specific reserves, changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period, and changes in the volume and mix of our loan portfolio at our Banking segment period over period. This increase was partially offset by decreased net charge-offs period over period.
Credit loss expense for off balance sheet credit exposures increased $0.5 million from a benefit of $0.3 million for the six months ended June 30, 2023 to expense of $0.2 million for the six months ended June 30, 2024, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest income at our Banking segment increased period over period due to a $0.5 million gain on sale of equity securities and other assets during the six months ended June 30, 2024 compared to a $0.3 million loss during the same period a year ago. There were no other significant changes in the components of noninterest income at our Banking segment period over period.
Noninterest expense at our Banking segment decreased slightly primarily due to a decrease of $3.1 million in salaries and employee benefits expense including a decrease in stock based compensation partially offset by increases in communications and technology expense and professional fees of $2.1 million and $1.2 million, respectively. There were no other significant changes in the components of noninterest expense at our Banking segment period over period.
During the six months ended June 30, 2024, the aggregate outstanding balances of our banking products increased $34.5 million, or 1.1%, to $3.081 billion as of June 30, 2024. See the Financial Condition section below for further discussion of changes in loan balances:

(Dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Banking
Commercial real estate	$842,342	$812,704	$29,638	3.6%
Construction, land development, land	216,531	136,720	79,811	58.4%
1-4 family residential	128,508	125,916	2,592	2.1%
Farmland	58,495	63,568	(5,073)	(8.0%)
Commercial - General	294,670	303,332	(8,662)	(2.9%)
Commercial - Agriculture	50,604	47,059	3,545	7.5%
Commercial - Equipment	468,661	460,008	8,653	1.9%
Commercial - Asset-based lending	203,634	246,065	(42,431)	(17.2%)
Commercial - Liquid Credit	74,711	113,901	(39,190)	(34.4%)
Consumer	7,596	8,326	(730)	(8.8%)
Mortgage Warehouse	735,185	728,847	6,338	0.9%
Total banking loans	$3,080,937	$3,046,446	$34,491	1.1%
Factoring

(Dollars in thousands)	Six Months Ended June 30,
Factoring	2024	2023	$ Change	% Change
Total interest income	$67,059	$74,525	$(7,466)	(10.0%)
Intersegment interest allocations	(18,103)	(18,512)	409	2.2%
Total interest expense	—	—	—	—
Net interest income	48,956	56,013	(7,057)	(12.6%)
Credit loss expense (benefit)	3,531	2,030	1,501	73.9%
Net interest income after credit loss expense	45,425	53,983	(8,558)	(15.9%)
Noninterest income	4,919	2,558	2,361	92.3%
Noninterest expense	39,388	41,987	(2,599)	(6.2%)
Net intersegment noninterest income (expense)	762	(362)	1,124	310.5%
Net income (loss) before income tax expense	$11,718	$14,192	$(2,474)	(17.4%)

	Six Months Ended June 30,
	2024	2023
Factored receivable period end balance	$1,035,159,000	$997,842,000
Yield on average receivable balance	14.06%	14.00%
Year to date charge-off rate(1)	0.27%	0.72%
Factored receivables - transportation concentration	97%	95%

Interest income, including fees	$67,059,000	$74,525,000
Noninterest income(2)	4,919,000	2,558,000
Intersegment noninterest income	1,500,000	170,000
Factored receivable total revenue	73,478,000	77,253,000
Average net funds employed	856,245,000	947,241,000
Yield on average net funds employed	17.26%	16.45%

Accounts receivable purchased	$5,012,124,000	$5,660,080,000
Number of invoices purchased	2,799,991	2,986,726
Average invoice size	$1,790	$1,895
Average invoice size - transportation	$1,754	$1,842
Average invoice size - non-transportation	$4,321	$5,480
(1)June 30, 2023 includes a $3.3 million charge-off of an over-formula advance balance, which contributed approximately 0.31% to the net charge-off rate for the period. In accordance with the agreement reached with Covenant, Covenant reimbursed us for $1.7 million of this charge-off.
Our Factoring segment’s operating income decreased $2.5 million, or 17.4%.
Our average invoice size decreased 5.5% from $1,895 for the six months ended June 30, 2023 to $1,790 for the six months ended June 30, 2024 and the number of invoices purchased decreased 6.3% period over period.
Net interest income at our Factoring segment decreased period over period. Overall average net funds employed (“NFE”) decreased 9.6% during the six months ended June 30, 2024 compared to the same period in 2023. The decrease in average NFE was the result of decreased invoice purchase volume and decreased average invoice sizes. Those, in turn, resulted from a soft transportation market. See further discussion under the Recent Developments: Trucking Transportation section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration, calculated based on receivables held for investment and held for sale, was at 95% at June 30, 2023 and 97% at June 30, 2024. Net interest income at our Factoring segment was also impacted by a decrease in its intersegment interest allocation charge period over period.
Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to factored receivables was $2.7 million for the six months ended June 30, 2024 compared to credit loss expense on factored receivables of $2.0 million for the six months ended June 30, 2023. The increase in credit loss expense on factored receivables was driven by an increase in required specific reserves period over period as well as the change in volume and mix of the factored receivable portfolio period over period. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period. The increase was partially offset by a decrease in net charge-offs period over period. Credit loss expense for off balance sheet credit exposures increased $0.9 million, from $0.0 million for the six months ended June 30, 2023 to $0.9 million for the six months ended June 30, 2024, primarily due to changes to outstanding commitments to fund period over period.
The increase in noninterest income at our Factoring segment was primarily due to a gain on the revenue share asset at our Factoring segment of $0.9 million during the six months ended June 30, 2024 compared to a loss of $1.8 million during the same period a year ago. There were no other significant changes in the components of noninterest income at our Factoring segment period over period.
Noninterest expense decreased primarily due to a $1.5 million decrease in salary and benefits expense including a decrease in stock compensation as well as a $1.1 million decrease in communications and technology expense period over period. These decreases were partially offset by a $0.8 million increase in professional fees period over period. There were no other significant changes in the components of noninterest expense at our Factoring segment period over period.

Payments

(Dollars in thousands)	Six Months Ended June 30,
Payments	2024	2023	$ Change	% Change
Total interest income	$10,878	$6,198	$4,680	75.5%
Intersegment interest allocations	4,171	3,422	749	21.9%
Total interest expense	—	—	—	—%
Net interest income	15,049	9,620	5,429	56.4%
Credit loss expense (benefit)	60	41	19	46.3%
Net interest income after credit loss expense	14,989	9,579	5,410	56.5%
Noninterest income	11,410	7,826	3,584	45.8%
Noninterest expense	33,555	32,356	1,199	3.7%
Net intersegment noninterest income (expense)	(1,020)	362	(1,382)	(381.8)%
Net income (loss) before income tax expense	$(8,176)	$(14,589)	$6,413	44.0%

	Six Months Ended
	2024	2023
Supply chain financing factored receivables	$95,163,000	$93,751,000
Quickpay factored receivables	77,158,000	82,201,000
Factored receivable period end balance	$172,321,000	$175,952,000

Supply chain finance interest income	$5,202,000	$821,000
Quickpay interest income	5,676,000	5,377,000
Intersegment interest income	4,171,000	3,422,000
Total interest income	15,049,000	9,620,000
Broker noninterest income	8,507,000	4,963,000
Factor noninterest income	2,591,000	2,643,000
Other noninterest income	312,000	220,000
Intersegment noninterest income	529,000	532,000
Total noninterest income	11,939,000	8,358,000
Total revenue	$26,988,000	$17,978,000

Intersegment interest expense	$—	$—
Credit loss expense (benefit)	60,000	41,000
Noninterest expense	33,555,000	32,356,000
Intersegment noninterest expense	1,549,000	170,000
Total expense	35,164,000	32,567,000

Operating income (loss)	$(8,176,000)	$(14,589,000)
Interest expense	—	—
Depreciation expense	507,000	206,000
Software amortization expense	1,107,000	355,000
Intangible amortization expense	3,389,000	3,277,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(3,173,000)	$(10,751,000)

EBITDA margin	(12)%	(60)%

Number of invoices processed	11,779,795	8,787,283
Amount of payments processed	$13,067,267,000	$9,970,865,000
Network invoice volume	1,322,977	341,257
Network payment volume	$2,168,217,000	$589,615,000
Our Payments segment's operating loss decreased $6.4 million, or 44.0%.

The number of invoices processed by our Payments segment increased 34.1% from 8,787,283 for the six months ended June 30, 2023 to 11,779,795 for the six months ended June 30, 2024, and the amount of payments processed increased 31.1% from $9.971 billion for the six months ended June 30, 2023 to $13.067 billion for the six months ended June 30, 2024.
We began processing network transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the six months ended June 30, 2024, we processed 1,322,977 network invoices representing a network payment volume of $2.168 billion. During the six months ended June 30, 2023, we processed 341,257 network invoices representing a network payment volume of $589.6 million.
Net interest income increased due to increased average balances at our Payments segment and increased intersegment interest allocation period over period. The majority of the increased average balance was driven by supply chain finance receivables previously discussed. The increase in net interest income was partially offset by lower yields at our Payments segment.
Noninterest income increased due to a $3.5 million increase in payment processing and audit fees, including intersegment fees, earned by TriumphPay during the six months ended June 30, 2024 compared to the same period a year ago. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
Noninterest expense increased primarily due to a $0.8 million increase in software amortization and a $0.6 million increase in communication and technology expense during the six months ended June 30, 2024 compared to the same period a year ago. These increases were partially offset by a $0.8 million decrease in salaries and benefits expense at our Payments segment period over period. There were no other significant changes in the components of noninterest expense at our Payments segment period over period.
The acquisition of HubTran during 2021 allows TriumphPay to create a fully integrated payments network for trucking; servicing brokers and factors. TriumphPay already offered tools and services to increase automation, mitigate fraud, create back-office efficiency and improve the payment experience. Through the acquisition of HubTran, TriumphPay created additional value through the enhancement of its presentment, audit, and payment capabilities for third party logistics companies (i.e., freight brokers) and their carriers, and factors. The acquisition of HubTran was a meaningful inflection point in the operations of TriumphPay as the TriumphPay strategy has shifted from a capital-intensive on-balance sheet product with a focus on interest income to an open-loop payments network for the trucking industry with a focus on fee revenue. It is for this reason that management believes that earnings before interest, taxes, depreciation, and amortization and the adjustment to that metric enhance investors' overall understanding of the financial performance of the Payments segment. Further, as a result of the HubTran acquisition, management recorded $27.3 million of intangible assets that has led to meaningful amounts of amortization since acquisition.
Corporate

(Dollars in thousands)	Six Months Ended June 30,			% Change
Corporate	2024	2023	$ Change
Total interest income	$131	$87	$44	50.6%
Intersegment interest allocations	—	—	—	—
Total interest expense	4,795	4,745	50	1.1%
Net interest income (expense)	(4,664)	(4,658)	(6)	(0.1%)
Credit loss expense (benefit)	(28)	431	(459)	(106.5%)
Net interest income (expense) after credit loss expense	(4,636)	(5,089)	453	8.9%
Noninterest income	1,762	129	1,633	1,265.9%
Noninterest expense	50,777	41,160	9,617	23.4%
Net income (loss) before income tax expense	$(53,651)	$(46,120)	$(7,531)	(16.3%)
The Corporate segment reported an operating loss of $53.7 million for the six months ended June 30, 2024 compared to an operating loss of $46.1 million for the six months ended June 30, 2023. The increased operating loss at our Corporate segment was driven by increased noninterest expense which was the result of a $6.6 million increase in salaries and benefits expense, a $1.6 million increase in occupancy expense driven by the building acquired during March of 2024, and a $1.3 million increase in communication and technology expense period over period. The increased operating loss was partially offset by increased noninterest income driven by $1.6 million of rental income from the acquired building recognized during the six months ended June 30, 2024.

Financial Condition
Assets
Total assets were $5.783 billion at June 30, 2024, compared to $5.347 billion at December 31, 2023, an increase of $436.0 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.288 billion at June 30, 2024, compared with $4.163 billion at December 31, 2023.
The following table shows our total loan portfolio by portfolio segments:

	June 30, 2024		December 31, 2023		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$842,342	20%	$812,704	20%	$29,638	3.6%
Construction, land development, land	216,531	5%	136,720	3%	79,811	58.4%
1-4 family residential	128,508	3%	125,916	3%	2,592	2.1%
Farmland	58,495	1%	63,568	2%	(5,073)	(8.0%)
Commercial	1,092,280	25%	1,170,365	28%	(78,085)	(6.7%)
Factored receivables	1,207,480	29%	1,116,654	26%	90,826	8.1%
Consumer	7,596	—%	8,326	—%	(730)	(8.8%)
Mortgage warehouse	735,185	17%	728,847	18%	6,338	0.9%
Total Loans	$4,288,417	100%	$4,163,100	100%	$125,317	3.0%
Commercial Real Estate Loans. Our commercial real estate loans increased $29.6 million, or 3.6%, due to new origination activity that outpaced paydowns.
Construction and Development Loans. Our construction and development loans increased $79.8 million, or 58.4%, due to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans increased $2.6 million, or 2.1%, due to new origination activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $5.1 million, or 8.0%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment decreased $78.1 million, or 6.7%, due to decreased asset-based lending balances, liquid credit balances, and other commercial lending balances. The decrease was partially offset by increased equipment lending balances as well as an increase in Agriculture loans. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $8.7 million, or 2.9%.
The following table shows our commercial loans:

(Dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Commercial
Equipment	$468,661	$460,008	$8,653	1.9%
Asset-based lending	203,634	246,065	(42,431)	(17.2%)
Liquid credit	74,711	113,901	(39,190)	(34.4%)
Agriculture	50,604	47,059	3,545	7.5%
Other commercial lending	294,670	303,332	(8,662)	(2.9%)
Total commercial loans	$1,092,280	$1,170,365	$(78,085)	(6.7%)
Factored Receivables. Our factored receivables increased $90.8 million, or 8.1%. At June 30, 2024, the balance of the Over-Formula Advance Portfolio included in factored receivables was $2.3 million. At June 30, 2024, the balance of Misdirected Payments included in factored receivables was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.

Consumer Loans. Our consumer loans decreased $0.7 million, or 8.8%, due to paydowns that outpaced modest origination activity.
Mortgage Warehouse. Our mortgage warehouse facilities increased $6.3 million, or 0.9%, due to seasonal changes in utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $657.8 million for the six months ended June 30, 2024 compared to $794.9 million for the six months ended June 30, 2023. Our average mortgage warehouse lending balance was $681.7 million for the three months ended June 30, 2024 compared to $848.0 million for the three months ended June 30, 2023.
The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	June 30, 2024
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$399,193	$401,241	$41,849	$59	$842,342
Construction, land development, land	95,263	118,422	2,846	—	216,531
1-4 family residential	6,550	31,178	7,420	83,360	128,508
Farmland	6,150	30,922	20,200	1,223	58,495
Commercial	330,186	735,572	26,522	—	1,092,280
Factored receivables	1,207,480	—	—	—	1,207,480
Consumer	1,292	5,237	1,059	8	7,596
Mortgage warehouse	735,185	—	—	—	735,185
	$2,781,299	$1,322,572	$99,896	$84,650	$4,288,417

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$255,098	$1,576	$—
Construction, land development, land		89,932	280	—
1-4 family residential		24,886	1,676	6,059
Farmland		26,763	1,410	—
Commercial		535,247	19,615	—
Factored receivables		—	—	—
Consumer		5,237	1,059	8
Mortgage warehouse		—	—	—
		$937,163	$25,616	$6,067
Floating interest rates
Commercial real estate		$146,143	$40,273	$59
Construction, land development, land		28,490	2,566	—
1-4 family residential		6,292	5,744	77,301
Farmland		4,159	18,790	1,223
Commercial		200,325	6,907	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$385,409	$74,280	$78,583

Total		$1,322,572	$99,896	$84,650

As of June 30, 2024, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (24%), Illinois (12%), Colorado (10%), and Iowa (5%) make up 51% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2023, the states of Texas (17%), Colorado (15%), Illinois (12%), and Iowa (6%) made up 50% of the Company’s gross loans, excluding factored receivables.
Further, a majority (97%) of our factored receivables, representing approximately 27% of our total loan portfolio as of June 30, 2024, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2023, 97% of our factored receivables, representing approximately 26% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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

(Dollars in thousands)	June 30, 2024	December 31, 2023
Nonperforming loans:
Commercial real estate	$10,228	$2,447
Construction, land development, land	306	—
1-4 family residential	757	1,178
Farmland	2,917	968
Commercial	46,736	40,951
Factored receivables	22,282	23,181
Consumer	159	133
Mortgage warehouse	—	—
Total nonperforming loans	83,385	68,858
Held to maturity securities	4,615	4,766
Equity investments without readily determinable fair value	2,462	1,170
Other real estate owned, net	—	37
Other repossessed assets	1,991	950
Total nonperforming assets	$92,453	$75,781

Nonperforming assets to total assets	1.60%	1.42%
Nonperforming loans to total loans held for investment	1.94%	1.65%
Total past due loans to total loans held for investment	2.21%	2.00%

Nonperforming loans increased $14.5 million, or 21.1%, due to the addition of three equipment finance loans of $8.9 million, $3.9 million, and $1.4 million all collateralized by various equipment. Additionally, we added a $7.9 million multifamily loan fully collateralized by a mixed use development and a $2.4 million farmland loan fully collateralized by farmland. These increases were partially offset by a $2.6 million reduction in a nonaccrual liquid credit relationship, a $1.2 million nonperforming agriculture and farmland relationship pay-down, a $1.2 million nonperforming equipment loan pay-down, a $1.0 million nonperforming equipment loan pay-down, and a $0.9 million reduction in nonperforming factored receivables. The entire $19.4 million of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment increased to 1.94% at June 30, 2024 from 1.65% December 31, 2023.
Our ratio of nonperforming assets to total assets increased to 1.60% at June 30, 2024 from 1.42% December 31, 2023. This is due to the aforementioned loan activity and changes in our period end total assets.
Past due loans to total loans held for investment increased to 2.21% at June 30, 2024 from 2.00% at December 31, 2023, as a result of an increase past due commercial loans partially offset by a decrease in past due factored receivables. Both the $2.3 million acquired factoring Over-Formula Advance balance and the $19.4 million Misdirected Payments balance are considered greater than 90 days past due at June 30, 2024.
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
The following table sets forth the ACL by category of loan:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$5,438	20%	0.65%	$6,030	20%	0.74%
Construction, land development, land	2,596	5%	1.20%	965	3%	0.71%
1-4 family residential	972	3%	0.76%	927	3%	0.74%
Farmland	395	1%	0.68%	442	2%	0.70%
Commercial	17,372	25%	1.59%	14,060	28%	1.20%
Factored receivables	11,928	29%	0.99%	11,896	26%	1.07%
Consumer	156	—%	2.05%	171	—%	2.05%
Mortgage warehouse	734	17%	0.10%	728	18%	0.10%
Total Loans	$39,591	100%	0.92%	$35,219	100%	0.85%
The ACL increased $4.4 million, or 12.4%. This increase reflects net charge-offs of $4.6 million and credit loss expense of $9.0 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At quarter end, our entire remaining Over-Formula Advance position was down from $3.2 million at December 31, 2023 to $2.3 million at June 30, 2024 and the entire balance at June 30, 2024 was fully reserved. At June 30, 2024, the Misdirected Payments amount was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of June 30, 2024.
A driver of the change in ACL is change in the loss drivers that the Company forecasted to calculate expected losses at June 30, 2024 as compared to December 31, 2023. Such change had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $2.0 million of ACL period over period.

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
For all DCF models at June 30, 2024, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At June 30, 2024 as compared to December 31, 2023, the Company forecasted minimal change in national unemployment and one-year percentage change in national gross domestic product while forecasting improvement in one-year percentage change in the national home price index and some degradation in on-year percentage change in national retail sales. At June 30, 2024 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter with the exception of positive growth in the first projected quarter. At June 30, 2024, the Company used its historical prepayment speeds with minimal adjustment.
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
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Allowance for credit losses on loans	$39,591	$35,219
Total loans held for investment	$4,288,417	$4,163,100
Allowance to total loans held for investment	0.92%	0.85%

Nonaccrual loans	$61,103	$45,677
Total loans held for investment	$4,288,417	$4,163,100
Nonaccrual loans to total loans held for investment	1.42%	1.10%

Allowance for credit losses on loans	$39,591	$35,219
Nonaccrual loans	$61,103	$45,677
Allowance for credit losses to nonaccrual loans	64.79%	77.10%

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$—	$823,222	—%	$—	$715,484	—%
Construction, land development, land	(1)	219,988	—%	(1)	101,982	—%
1-4 family residential	13	128,831	0.01%	(8)	129,958	(0.01)%
Farmland	—	57,328	—%	—	67,797	—%
Commercial	1,206	1,113,004	0.11%	5,074	1,223,944	0.41%
Factored receivables	1,430	1,160,057	0.12%	5,661	1,141,580	0.50%
Consumer	75	8,092	0.93%	63	9,129	0.69%
Mortgage warehouse	—	681,671	—%	—	870,285	—%
Total Loans	$2,723	$4,192,193	0.06%	$10,789	$4,260,159	0.25%
Quarter to date net loans charged off decreased $8.1 million with no individually significant charge-offs during the three months ended June 30, 2024. Prior period charge-offs include the aforementioned $3.3 million net charge-off of the fully reserved over-formula advance balance. Net charge-offs of factored receivables excluding the over-formula advance were $2.4 million. Additionally, during the three months ended June 30, 2023, the Company charged off two liquid credit loans carrying balances of $3.2 million and a $1.6 million, respectively, at the time of charge-off. in either period.

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$—	$818,326	—%	$(70)	$700,914	(0.01)%
Construction, land development, land	(1)	183,758	—%	(2)	99,818	—%
1-4 family residential	11	127,683	0.01%	(5)	129,627	—%
Farmland	—	58,707	—%	—	68,075	—%
Commercial	1,757	1,126,695	0.16%	5,256	1,210,339	0.43%
Factored receivables	2,690	1,136,389	0.24%	7,751	1,167,402	0.66%
Consumer	148	8,818	1.68%	74	9,378	0.79%
Mortgage warehouse	—	657,773	—%	—	794,941	—%
Total Loans	$4,605	$4,118,149	0.11%	$13,004	$4,180,494	0.31%
Year to date net loans charged off decreased $8.4 million with no individually significant charge-offs during the six months ended June 30, 2024. Prior period charge-offs include the aforementioned $3.3 million net charge-off of the fully reserved over-formula advance balance. Net charge-offs of factored receivables excluding the over-formula advance were $4.5 million. Additionally, during the six months ended June 30, 2023, the Company charged off two liquid credit loans carrying balances of $3.2 million and a $1.6 million, respectively, at the time of charge-off.
Securities
As of June 30, 2024 and December 31, 2023, we held equity securities with readily determinable fair values of $4.4 million and $4.5 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.

As of June 30, 2024, we held debt securities classified as available for sale with a fair value of $339.7 million, an increase of $40.0 million from $299.6 million at December 31, 2023. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Mortgage-backed securities, residential	$65,115	$55,839	$9,276	16.6%
Asset-backed securities	1,033	1,170	(137)	(11.7)%
State and municipal	3,390	4,515	(1,125)	(24.9)%
CLO Securities	268,573	236,291	32,282	13.7%
Corporate bonds	259	275	(16)	(5.8)%
SBA pooled securities	1,291	1,554	(263)	(16.9)%
	$339,661	$299,644	$40,017	13.4%
Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of June 30, 2024, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at June 30, 2024. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of June 30, 2024, we held investments classified as held to maturity with an amortized cost, net of ACL, of $2.8 million, a decrease of $0.2 million from $3.0 million at December 31, 2023. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at June 30, 2024.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of June 30, 2024
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$5	3.07%	$8,248	5.12%	$1,182	2.64%	$61,348	4.56%	$70,783	4.60%
Asset-backed securities	—	—%	—	—%	1,035	7.29%	—	—%	1,035	7.29%
State and municipal	573	3.87%	2,153	2.82%	261	2.23%	503	2.66%	3,490	2.92%
CLO securities	—	—%	—	—%	46,191	7.27%	220,973	7.33%	267,164	7.32%
Corporate bonds	—	—%	—	—%	267	5.14%	—	—%	267	5.14%
SBA pooled securities	—	—%	—	—%	398	2.73%	987	2.37%	1,385	2.47%
Total available for sale securities	$578	3.87%	$10,401	4.65%	$49,334	7.09%	$283,811	6.71%	$344,124	6.70%

Held to maturity securities:	$—	—%	$4,614	—%	$1,335	11.73%	$—	—%	$5,949	2.44%
Liabilities
Total liabilities were $4.909 billion as of June 30, 2024, compared to $4.483 billion at December 31, 2023, an increase of $426.2 million, the components of which are discussed below.

Deposits
The following table summarizes our deposits:

(Dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Noninterest bearing demand	$1,689,531	$1,632,022	$57,509	3.5%
Interest bearing demand	847,387	757,455	89,932	11.9%
Individual retirement accounts	48,991	52,195	(3,204)	(6.1%)
Money market	592,667	568,772	23,895	4.2%
Savings	545,807	555,047	(9,240)	(1.7%)
Certificates of deposit	252,641	265,525	(12,884)	(4.9%)
Brokered time deposits	414,987	146,458	268,529	183.3%
Other brokered deposits	7	4	3	75.0%
Total Deposits	$4,392,018	$3,977,478	$414,540	10.4%
Our total deposits increased $414.5 million, or 10.4%, primarily due to an increase in noninterest bearing demand deposits, interest bearing demand deposits, money market deposits, and brokered time deposits. The Company experienced decreases in all other material deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of June 30, 2024, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 84% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 16% of total deposits. At June 30, 2024 and December 31, 2023, our estimated uninsured deposits were $1,877,635,000 and $1,840,621,000, respectively.
At June 30, 2024 we held $68.0 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of June 30, 2024:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$30,611
Over 3 through 6 months	16,306
Over 6 through 12 months	14,314
Over 12 months	1,788
$63,019

The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$748,699	0.63%	17%	$804,799	0.36%	20%
Individual retirement accounts	49,917	1.41%	1%	60,171	0.69%	1%
Money market	565,612	2.91%	13%	506,782	1.33%	13%
Savings	541,408	1.10%	12%	529,952	0.36%	13%
Certificates of deposit	257,292	3.04%	6%	286,253	1.26%	7%
Brokered time deposits	433,096	5.29%	10%	244,721	4.63%	6%
Other brokered deposits	71,196	5.43%	2%	13,188	5.26%	—%
Total interest bearing deposits	2,667,220	2.34%	61%	2,445,866	1.13%	60%
Noninterest bearing demand	1,832,154	—	39%	1,598,733	—	40%
Total deposits	$4,499,374	1.39%	100%	$4,044,599	0.68%	100%

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$740,223	0.55%	17%	$820,467	0.32%	20%
Individual retirement accounts	50,675	1.34%	1%	62,663	0.61%	2%
Money market	567,604	2.86%	13%	502,456	1.13%	12%
Savings	537,551	1.05%	12%	537,404	0.29%	13%
Certificates of deposit	260,427	2.94%	6%	292,665	1.00%	7%
Brokered time deposits	358,807	5.29%	8%	172,354	3.95%	4%
Other brokered deposits	44,528	5.43%	1%	6,768	5.24%	—%
Total interest bearing deposits	2,559,815	2.17%	58%	2,394,777	0.85%	58%
Noninterest bearing demand	1,782,257	—	42%	1,651,463	—	42%
Total deposits	$4,342,072	1.28%	100%	$4,046,240	0.50%	100%
The Company's deposit base is made up of a high number of customers with accounts spread across 63 locations in six states. Our deposit base is diverse in terms of both geography and industry, comprised largely of retail as well small-to-medium sized business customers. The majority of our deposits are FDIC insured, and the runoff of certain deposit types we saw throughout the prior year appears to have been a continuation of the trend we saw over several prior quarters: the normalizing of pandemic-era surge balances and the movement of rate-sensitive excess balances to other investments.
Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the six months ended June 30, 2024 and the year ended December 31, 2023:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Amount outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average daily balance during the period	$—	$723
Weighted average interest rate during the period	—%	0.03%
Maximum month-end balance during the period	$—	$3,208
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.

FHLB Advances
The following provides a summary of our FHLB advances as of and for the six months ended June 30, 2024 and the year ended December 31, 2023:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Amount outstanding at end of period	$280,000	$255,000
Weighted average interest rate at end of period	5.64%	5.65%
Average amount outstanding during the period	196,667	194,795
Weighted average interest rate during the period	5.56%	5.30%
Highest month end balance during the period	280,000	530,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At June 30, 2024 and December 31, 2023, we had $636.4 million and $587.0 million, respectively, in unused and available advances from the FHLB.
Subordinated Notes
The following provides a summary of our subordinated notes as of June 30, 2024:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$39,349	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	69,590	2031	3.500%	9/01/2026	Three Month SOFR plus 2.860%	$1,776
	$109,500	$108,939
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of June 30, 2024:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,707	September 2033	Three Month SOFR + 3.26%
National Bancshares Capital Trust III	17,526	13,759	July 2036	Three Month SOFR + 1.64%
ColoEast Capital Trust I	5,155	3,879	September 2035	Three Month SOFR + 1.86%
ColoEast Capital Trust II	6,700	5,005	March 2037	Three Month SOFR + 2.05%
Valley Bancorp Statutory Trust I	3,093	2,929	September 2032	Three Month SOFR + 3.66%
Valley Bancorp Statutory Trust II	3,093	2,763	July 2034	Three Month SOFR + 3.01%
	$51,031	$42,042

These debentures are unsecured obligations and were issued to trusts that are unconsolidated subsidiaries. The trusts in turn issued trust preferred securities with identical payment terms to unrelated investors. The debentures may be called by the Company at par plus any accrued but unpaid interest; however, we have no current plans to redeem them prior to maturity. Interest on the debentures is calculated quarterly, based on a contractual rate equal to three month SOFR plus a weighted average spread of 2.41%. As part of the purchase accounting adjustments made with the National Bancshares, Inc. acquisition on October 15, 2013, the ColoEast acquisition on August 1, 2016, and the Valley acquisition on December 9, 2017, we adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition dates. The discounts on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $42.0 million was allowed in the calculation of Tier I capital as of June 30, 2024.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $874.2 million as of June 30, 2024, compared to $864.4 million as of December 31, 2023, an increase of $9.8 million. Stockholders’ equity increased during this period primarily due to our net income of $6.9 million.
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
As part of our liquidity management process, we regularly stress test our balance sheet to ensure that we are continually able to withstand unexpected liquidity shocks such as sudden or protracted material deposit runoff. This analysis explicitly contemplates the immediate runoff of any meaningful deposit concentrations such as the servicing deposits that we hold on behalf of our mortgage warehouse customers.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2024, TBK Bank had $520.6 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of June 30, 2024, we had $636.4 million in unused and available advances from the FHLB. We have historically utilized FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we continue to have the ability to do so.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2024. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - June 30, 2024
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$280,000	$250,000	$15,000	$15,000	$—
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	34,437	5,866	10,940	9,033	8,598
Time deposits with stated maturity dates	716,619	687,628	24,220	4,771	—
Total contractual obligations	$1,191,587	$943,494	$50,160	$28,804	$169,129
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

The following table summarizes simulated change in net interest income versus unchanged rates as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	11.1%	13.4%	17.0%	19.2%
+300 basis points	8.3%	10.0%	12.8%	14.3%
+200 basis points	5.5%	6.6%	8.5%	9.5%
+100 basis points	2.8%	3.3%	4.3%	4.8%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(3.7%)	(4.7%)	(4.7%)	(5.7%)
-200 basis points	(7.4%)	(9.5%)	(9.4%)	(11.4%)
-300 basis points	(11.1%)	(14.0%)	(14.3%)	(17.7%)
-400 basis points	(14.9%)	(18.8%)	(18.0%)	(22.7%)
The following table presents the change in our economic value of equity as of June 30, 2024 and December 31, 2023, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	June 30, 2024	December 31, 2023
+400 basis points	14.6%	18.3%
+300 basis points	11.7%	14.6%
+200 basis points	8.6%	10.5%
+100 basis points	4.8%	5.9%
Flat rates	0.0%	0.0%
-100 basis points	(6.7%)	(6.7%)
-200 basis points	(13.8%)	(13.9%)
-300 basis points	(21.2%)	(21.5%)
-400 basis points	(28.9%)	(28.8%)
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5. Other Information
Insider Trading Arrangements and Policies

On September 6, 2023, Mr. Adam D. Nelson, the Company’s Executive Vice President and General Counsel, adopted a written plan for the exercise and sale of non-qualified stock options to purchase our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Nelson Trading Plan”). The Nelson Trading Plan covers the exercise and sale of up to 20,160 non-qualified stock options to purchase shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 90 days from the execution of the Nelson Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended September 30, 2023, and will cease upon the earlier of November 29, 2024 or the sale of all shares subject to the Nelson Trading Plan. As of July 11, 2024, all options had been exercised (and the resulting shares of common stock sold) under the Nelson Trading Plan.
On May 6, 2024, Mr. Edward J. Schreyer, the Company’s Executive Vice President and Chief Operating Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Schreyer Trading Plan”). The Schreyer Trading Plan covers the sale of up to 12,257 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 90 days from the execution of the Schreyer Trading Plan and (2) the second trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended June 30, 2024, and will cease upon the earlier of January 31, 2025 or the sale of all shares subject to the Schreyer Trading Plan.
As of the end of the second quarter of 2024, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	July 17, 2024	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	July 17, 2024	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer