Form 10-Q
period 2024-09-30
Triumph Financial, Inc.
filed 2024-10-16
CIK 1539638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Common Stock — $0.01 par value, 23,387,463 shares, as of October 14, 2024.
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
September 30, 2024
i

PART I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2024 and December 31, 2023
(Dollar amounts in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$78,059	$93,072
Interest bearing deposits with other banks	411,221	193,563
Total cash and cash equivalents	489,280	286,635
Securities - equity investments with readily determinable fair values	4,583	4,488
Securities - available for sale	403,186	299,644
Securities - held to maturity, net of allowance for credit losses of $3,383 and $3,190, respectively, fair value of $2,503 and $4,015, respectively	2,121	2,977
Loans held for sale	26	1,236
Loans, net of allowance for credit losses of $41,243 and $35,219, respectively	4,291,724	4,127,881
Federal Home Loan Bank and other restricted stock	7,112	14,278
Premises and equipment, net	156,462	113,457
Capitalized software, net	34,481	22,365
Goodwill	233,709	233,709
Intangible assets, net	17,316	23,646
Bank-owned life insurance	42,381	41,946
Deferred tax asset, net	10,667	8,800
Other assets	172,998	166,272
Total assets	$5,866,046	$5,347,334
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing	$2,103,092	$1,632,022
Interest bearing	2,603,602	2,345,456
Total deposits	4,706,694	3,977,478
Federal Home Loan Bank advances	30,000	255,000
Subordinated notes	109,072	108,678
Junior subordinated debentures	42,196	41,740
Other liabilities	92,320	100,038
Total liabilities	4,980,282	4,482,934
Commitments and contingencies - See Note 6 and Note 7
Stockholders' equity - See Note 10
Preferred stock	45,000	45,000
Common stock, 23,387,522 and 23,302,414 shares outstanding, respectively	291	290
Additional paid-in-capital	564,464	550,743
Treasury stock, at cost	(268,352)	(265,038)
Retained earnings	546,179	536,331
Accumulated other comprehensive income (loss)	(1,818)	(2,926)
Total stockholders’ equity	885,764	864,400
Total liabilities and stockholders' equity	$5,866,046	$5,347,334
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$52,886	$59,669	$161,338	$169,465
Factored receivables, including fees	40,598	39,161	118,535	119,884
Securities	6,500	5,205	17,374	14,552
FHLB and other restricted stock	379	397	845	741
Cash deposits	7,712	3,101	18,945	9,051
Total interest income	108,075	107,533	317,037	313,693
Interest expense:
Deposits	14,041	12,474	41,713	22,553
Subordinated notes	1,227	1,315	3,676	3,936
Junior subordinated debentures	1,172	1,169	3,518	3,293
Other borrowings	2,936	1,248	5,481	7,751
Total interest expense	19,376	16,206	54,388	37,533
Net interest income	88,699	91,327	262,649	276,160
Credit loss expense (benefit)	4,263	812	14,314	6,068
Net interest income after credit loss expense (benefit)	84,436	90,515	248,335	270,092
Noninterest income:
Service charges on deposits	1,865	1,728	5,402	5,210
Card income	2,135	2,065	6,088	6,152
Net gains (losses) on sale or call of securities	—	5	—	5
Net gains (losses) on sale of loans	253	203	184	206
Fee income	9,129	8,108	26,329	21,720
Insurance commissions	1,472	1,074	4,545	3,970
Other	2,643	227	7,115	(1,320)
Total noninterest income	17,497	13,410	49,663	35,943
Noninterest expense:
Salaries and employee benefits	55,447	50,884	165,637	159,789
Occupancy, furniture and equipment	8,701	7,542	24,902	21,537
FDIC insurance and other regulatory assessments	679	682	1,973	1,968
Professional fees	4,734	3,941	12,833	10,061
Amortization of intangible assets	3,600	2,849	9,193	8,700
Advertising and promotion	1,416	1,839	4,638	4,839
Communications and technology	12,422	10,784	38,623	34,034
Software amortization	1,484	1,024	4,015	3,054
Other	7,163	6,714	21,546	21,954
Total noninterest expense	95,646	86,259	283,360	265,936
Net income before income tax expense	6,287	17,666	14,638	40,099
Income tax expense	940	4,872	2,386	8,645
Net income	$5,347	$12,794	$12,252	$31,454
Dividends on preferred stock	(801)	(801)	(2,404)	(2,404)
Net income available to common stockholders	$4,546	$11,993	$9,848	$29,050
Earnings per common share
Basic	$0.19	$0.52	$0.42	$1.25
Diluted	$0.19	$0.51	$0.42	$1.23
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$5,347	$12,794	$12,252	$31,454
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	2,073	506	1,518	2,862
Tax effect	(496)	(127)	(410)	(568)
Unrealized holding gains (losses) arising during the period, net of taxes	1,577	379	1,108	2,294
Reclassification of amount realized through sale or call of securities	—	(5)	—	(5)
Tax effect	—	1	—	1
Reclassification of amount realized through sale or call of securities, net of taxes	—	(4)	—	(4)
Change in unrealized gains (losses) on securities, net of tax	1,577	375	1,108	2,290
Total other comprehensive income (loss)	1,577	375	1,108	2,290
Comprehensive income	$6,924	$13,169	$13,360	$33,744
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost		Other Comprehensive Income (Loss)
Balance, January 1, 2024	$45,000	23,302,414	$290	$550,743	5,683,841	$(265,038)	$536,331	$(2,926)	$864,400
Vesting of restricted stock units and performance stock units	—	9,877	—	—	—	—	—	—	—
Stock option exercises, net	—	5,401	—	144	—	—	—	—	144
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	18,328	—	1,099	—	—	—	—	1,099
Stock based compensation	—	—	—	3,627	—	—	—	—	3,627
Purchase of treasury stock, net	—	(1,023)	—	—	1,023	(81)	—	—	(81)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	4,158	—	4,158
Other comprehensive income (loss)	—	—	—	—	—	—	—	(207)	(207)
Balance, March 31, 2024	$45,000	23,334,997	$290	$555,613	5,684,864	$(265,119)	$539,688	$(3,133)	$872,339
Vesting of restricted stock units and performance stock units	—	63,401	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,439	—	—	—	—	3,439
Forfeiture of restricted stock awards	—	(278)	—	21	278	(21)	—	—	—
Purchase of treasury stock, net	—	(44,601)	—	—	44,601	(3,212)	—	—	(3,212)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	2,747	—	2,747
Other comprehensive income (loss)	—	—	—	—	—	—	—	(262)	(262)
Balance, June 30, 2024	$45,000	23,353,519	$291	$559,072	5,729,743	$(268,352)	$541,633	$(3,395)	874,249
Vesting of restricted stock units and performance stock units	—	5,332	—	—	—	—	—	—	—
Stock option exercises, net	—	10,350	—	281	—	—	—	—	281
Stock based compensation	—	—	—	4,026	—	—	—	—	4,026
Issuance of common stock pursuant to the employee stock purchase plan	—	18,321	—	1,085	—	—	—	—	1,085
Dividends declared	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	5,347	—	5,347
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,577	1,577
Balance, September 30, 2024	$45,000	23,387,522	$291	$564,464	5,729,743	$(268,352)	$546,179	$(1,818)	$885,764

	Preferred Stock	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Liquidation Preference Amount	Shares Outstanding	Par Amount		Shares Outstanding	Cost
Balance, January 1, 2023	$45,000	24,053,585	$283	$534,790	4,268,131	$(182,658)	$498,456	$(6,900)	$888,971
Issuance of restricted stock awards	—	6,852	—	—	—	—	—	—	—
Vesting of restricted stock and performance stock units	—	366,892	4	(4)	—	—	—	—	—
Stock option exercises, net	—	758	—	(33)	—	—	—	—	(33)
Stock based compensation	—	—	—	2,881	—	—	—	—	2,881
Forfeiture of restricted stock awards	—	(10,961)	—	610	10,961	(610)	—	—	—
Issuance of common stock pursuant to the Employee Stock Purchase Plan	—	21,057	—	997	—	—	—	—	997
Purchase of treasury stock, net	—	(1,067,668)	—	—	1,067,668	(77,185)	—	—	(77,185)
Dividends on preferred stock	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	11,010	—	11,010
Other comprehensive income (loss)	—	—	—	—	—	—	—	1,376	1,376
Balance, March 31, 2023	$45,000	23,370,515	$287	$539,241	5,346,760	$(260,453)	$508,665	$(5,524)	$827,216
Vesting of restricted stock and performance stock units	—	233,728	2	(2)	—	—	—	—	—
Stock option exercises, net	—	829	—	(19)	—	—	—	—	(19)
Stock based compensation	—	—	—	3,320	—	—	—	—	3,320
Forfeiture of restricted stock awards	—	(451)	—	25	451	(25)	—	—	—
Purchase of treasury stock, net	—	(334,736)	—	—	334,736	(4,438)	—	—	(4,438)
Dividends on preferred stock	—	—	—	—	—	—	(802)	—	(802)
Net income	—	—	—	—	—	—	7,650	—	7,650
Other comprehensive income (loss)	—	—	—	—	—	—	—	539	539
Balance, June 30, 2023	$45,000	23,269,885	$289	$542,565	5,681,947	$(264,916)	$515,513	$(4,985)	$833,466
Issuance of restricted stock awards	—	6,522	1	(1)	—	—	—	—	—
Stock based compensation	—	—	—	3,714	—	—	—	—	3,714
Forfeiture of restricted stock awards	—	(1,566)	—	100	1,566	(100)	—	—	—
Issuance of common stock pursuant to the ESPP	—	16,852	—	834	—	—	—	—	834
Dividends declared	—	—	—	—	—	—	(801)	—	(801)
Net income	—	—	—	—	—	—	12,794	—	12,794
Other comprehensive income (loss)	—	—	—	—	—	—	—	375	375
Balance, September 30, 2023	$45,000	23,291,693	$290	$547,212	5,683,513	$(265,016)	$527,506	$(4,610)	$850,382
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$12,252	$31,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,545	10,212
Net accretion on loans	(2,491)	(4,203)
Amortization of subordinated notes issuance costs	394	654
Amortization of junior subordinated debentures	456	434
Net (accretion) amortization on securities	(665)	(665)
Amortization of intangible assets	9,193	8,700
Software amortization	4,015	3,054
Deferred taxes, net	(2,279)	6,313
Credit loss expense (benefit)	14,314	6,068
Stock based compensation	11,092	9,915
Net (gains) losses on sale or call of debt securities	—	(5)
Net (gains) losses on equity securities	(629)	119
Net OREO (gains) losses and valuation adjustments	16	—
Origination of loans held for sale	(5,844)	(3,584)
Proceeds from sale of loans originated or purchased for sale	5,253	3,435
Net (gains) losses on sale of loans	(184)	(206)
Net change in operating leases	211	(199)
(Increase) decrease in other assets	(23,768)	(42,870)
Increase (decrease) in other liabilities	(11,289)	(10,672)
Net cash provided by (used in) operating activities	21,592	17,954
Cash flows from investing activities:
Proceeds from sales of equity securities	—	783
Purchases of securities available for sale	(165,451)	(69,483)
Proceeds from sales of securities available for sale	—	14,005
Proceeds from maturities, calls, and pay downs of securities available for sale	68,959	21,054
Proceeds from maturities, calls, and pay downs of securities held to maturity	796	451
Purchases of loans held for investment	(7,839)	(18,842)
Proceeds from sale of loans	24,578	45,940
Net change in loans	(190,878)	(288,762)
Purchases of premises and equipment, net	(54,550)	(19,935)
Net proceeds from sale of OREO	64	—
(Purchases) redemptions of FHLB and other restricted stock, net	7,166	(3,849)
Acquired intangible assets	(2,920)	(3,042)
Net cash provided by (used in) investing activities	(320,075)	(321,680)
Cash flows from financing activities:
Net increase (decrease) in deposits	729,216	315,715
Increase (decrease) in customer repurchase agreements	—	(340)
Increase (decrease) in Federal Home Loan Bank advances	(225,000)	—
Preferred stock dividends	(2,404)	(2,404)
Stock option exercises, net	425	(52)
Proceeds from employee stock purchase plan common stock issuance	2,184	1,831
Purchase of treasury stock, net	(3,293)	(81,623)
Net cash provided by (used in) financing activities	501,128	233,127
Net increase (decrease) in cash and cash equivalents	202,645	(70,599)
Cash and cash equivalents at beginning of period	286,635	408,182
Cash and cash equivalents at end of period	489,280	337,583
See accompanying condensed notes to consolidated financial statements.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$53,026	$30,893
Income taxes paid, net	$813	$14,019
Cash paid for operating lease liabilities	$3,881	$4,149
Supplemental noncash disclosures:
Loans transferred to OREO	$621	$—
Loans held for investment transferred to loans held for sale	$22,787	$46,625
Lease liabilities arising from obtaining right-of-use assets	$2,482	$3,228
Securities available for sale purchased, not settled	$5,000	$—

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary for a fair presentation. Transactions between the subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
Reportable Segments
The Company’s reportable segments are comprised of strategic business units primarily based upon industry categories and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing. Segment determination also considers organizational structure and is consistent with the presentation of financial information to the chief operating decision maker to evaluate segment performance, develop strategy, and allocate resources. The Company's chief operating decision maker is the Chief Executive Officer of Triumph Financial, Inc. Management has determined that the Company has three reportable segments consisting of Banking, Factoring, and Payments.
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
NOTE 2 — SECURITIES
Equity Securities With Readily Determinable Fair Values
The Company held equity securities with readily determinable fair values of $4,583,000 and $4,488,000 at September 30, 2024 and December 31, 2023, respectively. The gross realized and unrealized gains and losses recognized on equity securities with readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Unrealized gains (losses) on equity securities held at the reporting date	$161	$(137)	$95	$(137)
Realized gains (losses) on equity securities sold during the period	—	—	—	18
	$161	$(137)	$95	$(119)

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Securities Without Readily Determinable Fair Values
The following table summarizes the Company's investments in equity securities without readily determinable fair values:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Equity Securities without readily determinable fair value, at cost	$61,602	$65,814
Upward adjustments based on observable price changes, cumulative	10,163	10,163
Equity Securities without readily determinable fair value, carrying value	$71,765	$75,977
Equity securities without readily determinable fair values include Federal Home Loan Bank and other restricted stock, which are reported separately in the Company's consolidated balance sheets. Equity securities without readily determinable fair values also include the Company's investments in the common stock of Trax Group, Inc. and Warehouse Solutions Inc., with carrying amounts of $9,700,000 and $38,088,000, respectively, at September 30, 2024. Both investments have been allocated to our Payments segment and are included in other assets in the Company's consolidated balance sheets.
The gross realized and unrealized gains (losses) recognized on equity securities without readily determinable fair values in noninterest income in the Company’s consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Unrealized gains (losses) on equity securities still held at the reporting date	$—	$—	$—	$—
Realized gains (losses) on equity securities sold during the period	—	—	534	—
	$—	$—	$534	$—
Management monitors its equity securities without readily determinable fair values for observable transactions in similar equity instruments as well as indicators of impairment either of which would require it to mark such equity securities to fair value. No such transactions or indicators of impairment were detected during the three and nine months ended September 30, 2024.
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

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
Available for sale securities:
Mortgage-backed securities, residential	$78,585	$364	$(3,800)	$—	$75,149
Asset-backed securities	926	—	(2)	—	924
State and municipal	3,487	1	(45)	—	3,443
CLO securities	320,948	1,209	(69)	—	322,088
Corporate bonds	267	8	—	—	275
SBA pooled securities	1,364	6	(63)	—	1,307
Total available for sale securities	$405,577	$1,588	$(3,979)	$—	$403,186

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2024
Held to maturity securities:
CLO securities	$5,504	$—	$(3,001)	$2,503
Allowance for credit losses	(3,383)
Total held to maturity securities, net of ACL	$2,121

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	$60,411	$221	$(4,793)	$—	$55,839
Asset-backed securities	1,188	—	(18)	—	1,170
State and municipal	4,560	1	(46)	—	4,515
CLO Securities	235,484	1,137	(330)	—	236,291
Corporate bonds	268	7	—	—	275
SBA pooled securities	1,642	3	(91)	—	1,554
Total available for sale securities	$303,553	$1,369	$(5,278)	$—	$299,644

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2023
Held to maturity securities:
CLO securities	$6,167	$30	$(2,182)	$4,015
Allowance for credit losses	(3,190)
Total held to maturity securities, net of ACL	$2,977
The amortized cost and estimated fair value of securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale Securities		Held to Maturity Securities
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$572	$573	$—	$—
Due from one year to five years	2,152	2,130	5,504	2,503
Due from five years to ten years	49,051	49,164	—	—
Due after ten years	272,927	273,939	—	—
	324,702	325,806	5,504	2,503
Mortgage-backed securities, residential	78,585	75,149	—	—
Asset-backed securities	926	924	—	—
SBA pooled securities	1,364	1,307	—	—
	$405,577	$403,186	$5,504	$2,503

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Proceeds from sales of debt securities and the associated gross gains and losses as well as net gains and losses from calls of debt securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Proceeds	$—	$10,005	$—	$14,005
Gross gains	—	5	—	5
Gross losses	—	—	—	—
Net gains and losses from calls of securities	—	—	—	—
Debt securities with a carrying amount of approximately $24,681,000 and $42,445,000 at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, customer repurchase agreements, and for other purposes required or permitted by law.
Accrued interest on available for sale securities totaled $5,515,000 and $3,789,000 at September 30, 2024 and December 31, 2023, respectively, and was included in other assets on the Company's consolidated balance sheets. There was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2024 and 2023.
The following table summarizes available for sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
Available for sale securities:
Mortgage-backed securities, residential	$11,293	$(74)	$27,469	$(3,726)	$38,762	$(3,800)
Asset-backed securities	—	—	924	(2)	924	(2)
State and municipal	513	—	2,031	(45)	2,544	(45)
CLO securities	46,494	(69)	—	—	46,494	(69)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	—	—	991	(63)	991	(63)
	$58,300	$(143)	$31,415	$(3,836)	$89,715	$(3,979)

	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available for sale securities:
Mortgage-backed securities, residential	$13,157	$(312)	$32,885	$(4,481)	$46,042	$(4,793)
Asset-backed securities	1,170	(18)	—	—	1,170	(18)
State and municipal	975	(13)	2,424	(33)	3,399	(46)
CLO Securities	2,576	(13)	42,735	(317)	45,311	(330)
Corporate bonds	—	—	—	—	—	—
SBA pooled securities	216	(9)	1,059	(82)	1,275	(91)
	$18,094	$(365)	$79,103	$(4,913)	$97,197	$(5,278)
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2024, the Company had 84 available for sale debt securities in an unrealized loss position without an allowance for credit losses. Management does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2024, management believes that the unrealized losses detailed in the previous table are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore the Company carried no allowance for credit losses on available for sale debt securities at September 30, 2024.
The following table presents the activity in the allowance for credit losses for held to maturity debt securities:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Held to Maturity CLO Securities	2024	2023	2024	2023
Allowance for credit losses:
Beginning balance	$3,162	$2,876	$3,190	$2,444
Credit loss expense	221	14	193	446
Allowance for credit losses ending balance	$3,383	$2,890	$3,383	$2,890
The Company’s held to maturity securities are investments in the unrated subordinated notes of collateralized loan obligation funds. These securities are the junior-most in securitization capital structures, and are subject to suspension of distributions if the credit of the underlying loan portfolios deteriorates materially. The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2024 and December 31, 2023, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call. At September 30, 2024, $4,187,000 of the Company’s held to maturity securities were classified as nonaccrual.
NOTE 3 — LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans Held for Sale
The following table presents loans held for sale:

(Dollars in thousands)	September 30, 2024	December 31, 2023
1-4 family residential	$996	$1,230
Commercial	(970)	6
Total loans held for sale	$26	$1,236

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans Held for Investment
Loans
The following table presents the amortized cost and unpaid principal balance of loans held for investment:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Amortized Cost	Unpaid Principal	Difference	Amortized Cost	Unpaid Principal	Difference
Commercial real estate	$762,343	$762,639	$(296)	$812,704	$813,623	$(919)
Construction, land development, land	217,148	217,729	(581)	136,720	137,209	(489)
1-4 family residential	126,103	126,284	(181)	125,916	126,096	(180)
Farmland	57,621	57,708	(87)	63,568	63,728	(160)
Commercial	1,093,477	1,095,179	(1,702)	1,170,365	1,176,243	(5,878)
Factored receivables	1,201,495	1,205,881	(4,386)	1,116,654	1,119,544	(2,890)
Consumer	6,990	6,992	(2)	8,326	8,328	(2)
Mortgage warehouse	867,790	867,790	—	728,847	728,847	—
Total loans held for investment	4,332,967	$4,340,202	$(7,235)	4,163,100	$4,173,618	$(10,518)
Allowance for credit losses	(41,243)			(35,219)
	$4,291,724			$4,127,881
The difference between the amortized cost and the unpaid principal is due to (1) premiums and discounts associated with acquired loans totaling $3,404,000 and $6,861,000 at September 30, 2024 and December 31, 2023, respectively, and (2) net deferred origination and factoring fees totaling $3,831,000 and $3,657,000 at September 30, 2024 and December 31, 2023, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $35,076,000 and $30,686,000 at September 30, 2024 and December 31, 2023, respectively, and was included in other assets on the Company's consolidated balance sheets.
At September 30, 2024 and December 31, 2023, the Company had $226,986,000 and $253,492,000, respectively, of customer reserves associated with factored receivables. These amounts represent customer reserves held to settle any payment disputes or collection shortfalls, may be used to pay customers’ obligations to various third parties as directed by the customer, are periodically released to or withdrawn by customers, and are reported as deposits in the consolidated balance sheets.
At September 30, 2024 and December 31, 2023 the balance of the Over-Formula Advance Portfolio, acquired from Transport Financial Solutions during 2020, included in factored receivables was $1,860,000 and $3,151,000, respectively. These balances were fully reserved as of those respective dates.
At September 30, 2024 the Company carried a separate receivable (the "Misdirected Payments") payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest Over-Formula Advance Portfolio carrier. The balance of such Misdirected Payments, net of customer reserves, was $19,361,000 at September 30, 2024. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of September 30, 2024.
Loans with carrying amounts of $1,435,460,000 and $1,588,532,000 at September 30, 2024 and December 31, 2023, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Allowance for Credit Losses
The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the allowance for credit losses (“ACL”) related to loans held for investment is as follows:

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended September 30, 2024
Commercial real estate	$5,438	$(206)	$(831)	$—	$4,401
Construction, land development, land	2,596	333	—	—	2,929
1-4 family residential	972	15	(18)	1	970
Farmland	395	(1)	—	—	394
Commercial	17,372	4,489	(1,913)	18	19,966
Factored receivables	11,928	323	(951)	270	11,570
Consumer	156	88	(114)	16	146
Mortgage warehouse	734	133	—	—	867
	$39,591	$5,174	$(3,827)	$305	$41,243

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Three months ended September 30, 2023
Commercial real estate	$4,783	$1,008	$(16)	$—	$5,775
Construction, land development, land	1,235	(5)	—	2	1,232
1-4 family residential	1,046	(8)	—	1	1,039
Farmland	476	(42)	—	—	434
Commercial	12,977	(44)	(213)	69	12,789
Factored receivables	13,441	389	(1,453)	247	12,624
Consumer	166	(157)	(143)	300	166
Mortgage warehouse	846	(90)	—	—	756
	$34,970	$1,051	$(1,825)	$619	$34,815

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2024
Commercial real estate	$6,030	$(798)	$(831)	$—	$4,401
Construction, land development, land	965	1,963	—	1	2,929
1-4 family residential	927	71	(32)	4	970
Farmland	442	(48)	—	—	394
Commercial	14,060	9,558	(3,734)	82	19,966
Factored receivables	11,896	3,045	(4,283)	912	11,570
Consumer	171	221	(308)	62	146
Mortgage warehouse	728	139	—	—	867
	$35,219	$14,151	$(9,188)	$1,061	$41,243

(Dollars in thousands)	Beginning Balance	Credit Loss Expense	Charge-offs	Recoveries	Ending Balance
Nine months ended September 30, 2023
Commercial real estate	$4,459	$1,262	$(16)	$70	$5,775
Construction, land development, land	1,155	73	—	4	1,232
1-4 family residential	838	195	(5)	11	1,039
Farmland	483	(49)	—	—	434
Commercial	15,918	2,271	(5,559)	159	12,789
Factored receivables	19,121	2,460	(9,566)	609	12,624
Consumer	175	(92)	(414)	497	166
Mortgage warehouse	658	98	—	—	756
	$42,807	$6,218	$(15,560)	$1,350	$34,815
The increase in required ACL during the three months ended September 30, 2024 is a function of net charge-offs of $3,522,000 and credit loss expense of $5,174,000.
The increase in required ACL during the nine months ended September 30, 2024 is a function of net charge-offs of $8,127,000 and credit loss expense of $14,151,000.
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For all DCF models at September 30, 2024, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2024 as compared to December 31, 2023, the Company forecasted minimal change in national unemployment and one-year percentage change in national gross domestic product while forecasting improvement in one-year percentage change in the national home price index and some degradation in on-year percentage change in national retail sales. At September 30, 2024 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter with the exception of positive growth in the first projected quarter. At September 30, 2024, the Company used its historical prepayment speeds with minimal adjustment.
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
For the three months ended September 30, 2024, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $531,000. Changes in loan volume and mix decreased the required ACL by $1,068,000. Changes in required specific reserves increased the ACL by $2,189,000. Net charge-offs during the period were $3,522,000.
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
For the nine months ended September 30, 2024, changes in projected loss drivers and prepayment assumptions over the reasonable and supportable forecast period increased the required ACL by $2,539,000. Changes in loan volume and mix had an insignificant impact on the ACL. Increases in required specific reserves increased the required ACL by $3,543,000. Net charge-offs during the period were $8,127,000.
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

(Dollars in thousands)	Real Estate	Accounts Receivable	Equipment	Other	Total	ACL Allocation
September 30, 2024
Commercial real estate	$7,110	$—	$—	$4,303	$11,413	$28
Construction, land development, land	—	—	—	—	—	—
1-4 family residential	959	—	—	—	959	66
Farmland	1,976	—	77	53	2,106	—
Commercial	2,196	—	53,174	21,277	76,647	8,451
Factored receivables	—	37,748	—	—	37,748	5,928
Consumer	—	—	—	132	132	—
Mortgage warehouse	—	—	—	—	—	—
Total	$12,241	$37,748	$53,251	$25,765	$129,005	$14,473
Commercial loans secured by Other collateral primarily consist of large liquid credit loans secured by the underlying enterprise values of the borrowers.
At September 30, 2024 the balance of the Over-Formula Advance Portfolio included in factored receivables was $1,860,000 and was fully reserved. At September 30, 2024 the balance of factoring Misdirected Payments, net of customer reserves, was $19,361,000 and carried no ACL allocation.

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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At December 31, 2023 the balance of the Over-Formula Advance Portfolio included in factored receivables was $3,151,000 and carried an ACL allocation of $3,151,000. At December 31, 2023 the balance of factoring Misdirected Payments, net of customer reserves, was $19,361,000 and carried no ACL allocation.
Past Due and Nonaccrual Loans
The following tables present an aging of contractually past due loans:

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
September 30, 2024
Commercial real estate	$5,163	$—	$7,672	$12,835	$749,508	$762,343	$—
Construction, land development, land	—	—	—	—	217,148	217,148	—
1-4 family residential	2,054	577	404	3,035	123,068	126,103	—
Farmland	—	—	148	148	57,473	57,621	—
Commercial	20,828	11,651	17,715	50,194	1,043,283	1,093,477	—
Factored receivables	18,599	4,275	24,595	47,469	1,154,026	1,201,495	24,595
Consumer	9	15	—	24	6,966	6,990	—
Mortgage warehouse	—	—	—	—	867,790	867,790	—
Total	$46,653	$16,518	$50,534	$113,705	$4,219,262	$4,332,967	$24,595

(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-90 Days	Past Due 90 Days or More	Total Past Due	Current	Total	Past Due 90 Days or More and Accruing
December 31, 2023
Commercial real estate	$—	$74	$1,369	$1,443	$811,261	$812,704	$—
Construction, land development, land	—	—	—	—	136,720	136,720	—
1-4 family residential	680	639	309	1,628	124,288	125,916	—
Farmland	173	—	—	173	63,395	63,568	—
Commercial	4,585	4,699	5,423	14,707	1,155,658	1,170,365	—
Factored receivables	32,177	6,438	26,332	64,947	1,051,707	1,116,654	26,332
Consumer	44	96	31	171	8,155	8,326	—
Mortgage warehouse	—	—	—	—	728,847	728,847	—
Total	$37,659	$11,946	$33,464	$83,069	$4,080,031	$4,163,100	$26,332
At September 30, 2024 and December 31, 2023, total past due Over-Formula Advances recorded in factored receivables was $1,860,000 and $3,151,000, respectively, all of which was considered past due 90 days or more. At September 30, 2024 and December 31, 2023, the entire balance of Misdirected Payments was considered past due 90 days or more. The balance of such Misdirected Payments, net of customer reserves, totaled $19,361,000 at September 30, 2024 and December 31, 2023. Given the nature of factored receivables, these assets are disclosed as past due 90 days or more still accruing; however, the Company is not recognizing income on the assets. Historically, any income recognized on factored receivables that are past due 90 days or more has not been material.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the amortized cost basis of loans on nonaccrual status and the amortized cost basis of loans on nonaccrual status for which there was no related allowance for credit losses:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Total Nonaccrual	Nonaccrual With No ACL	Total Nonaccrual	Nonaccrual With No ACL
Commercial real estate	$11,413	$10,602	$2,447	$190
Construction, land development, land	—	—	—	—
1-4 family residential	959	872	1,178	1,028
Farmland	2,106	2,106	968	968
Commercial	74,190	55,533	40,951	33,188
Factored receivables	2,150	—	—	—
Consumer	132	132	133	133
Mortgage warehouse	—	—	—	—
	$90,950	$69,245	$45,677	$35,507
The following table presents accrued interest on nonaccrual loans reversed through interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Commercial real estate	$—	$1	$—	$17
Construction, land development, land	—	—	2	—
1-4 family residential	4	2	5	8
Farmland	—	35	13	57
Commercial	6	47	194	55
Factored receivables	—	—	—	—
Consumer	—	1	—	2
Mortgage warehouse	—	—	—	—
	$10	$86	$214	$139
There was no interest earned on nonaccrual loans during the three and nine months ended September 30, 2024 and 2023.
The following table presents information regarding nonperforming loans:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$90,950	$45,677
Factored receivables greater than 90 days past due	22,735	23,181
	$113,685	$68,858
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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. As of September 30, 2024 and December 31, 2023, based on the most recent analysis performed, the risk category of loans is as follows:

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
September 30, 2024	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$143,030	$86,878	$76,786	$93,141	$101,123	$34,311	$86,718	$133	$622,120
Classified	4,352	117,331	—	811	667	17,062	—	—	140,223
Total commercial real estate	$147,382	$204,209	$76,786	$93,952	$101,790	$51,373	$86,718	$133	$762,343
YTD gross charge-offs	$—	$—	$352	$425	$54	$—	$—	$—	$831

Construction, land development, land
Pass	$148,068	$60,003	$860	$969	$266	$2,577	$4,405	$—	$217,148
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$148,068	$60,003	$860	$969	$266	$2,577	$4,405	$—	$217,148
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$15,611	$20,237	$13,881	$17,425	$6,405	$19,487	$31,205	$314	$124,565
Classified	—	629	103	85	—	420	301	—	1,538
Total 1-4 family residential	$15,611	$20,866	$13,984	$17,510	$6,405	$19,907	$31,506	$314	$126,103
YTD gross charge-offs	$—	$—	$—	$—	$—	$32	$—	$—	$32

Farmland
Pass	$13,584	$6,318	$8,782	$4,525	$7,226	$13,348	$1,644	$77	$55,504
Classified	—	53	1,605	—	12	447	—	—	2,117
Total farmland	$13,584	$6,371	$10,387	$4,525	$7,238	$13,795	$1,644	$77	$57,621
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$254,630	$146,165	$112,343	$33,008	$14,486	$9,777	$418,473	$309	$989,191
Classified	5,692	47,635	23,338	6,532	6,613	19	14,457	—	104,286
Total commercial	$260,322	$193,800	$135,681	$39,540	$21,099	$9,796	$432,930	$309	$1,093,477
YTD gross charge-offs	$583	$1,368	$639	$341	$650	$153	$—	$—	$3,734

Factored receivables
Pass	$1,160,619	$—	$—	$—	$1,860	$—	$—	$—	$1,162,479
Classified	19,655	—	—	—	19,361	—	—	—	39,016
Total factored receivables	$1,180,274	$—	$—	$—	$21,221	$—	$—	$—	$1,201,495
YTD gross charge-offs	$2,725	$1,558	$—	$—	$—	$—	$—	$—	$4,283

Consumer
Pass	$2,617	$2,034	$768	$361	$222	$843	$13	$—	$6,858
Classified	—	—	—	67	—	47	18	—	132
Total consumer	$2,617	$2,034	$768	$428	$222	$890	$31	$—	$6,990
YTD gross charge-offs	$—	$289	$18	$—	$—	$1	$—	$—	$308

Mortgage warehouse
Pass	$867,790	$—	$—	$—	$—	$—	$—	$—	$867,790
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$867,790	$—	$—	$—	$—	$—	$—	$—	$867,790
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,605,949	$321,635	$213,420	$149,429	$131,588	$80,343	$542,458	$833	$4,045,655
Classified	29,699	165,648	25,046	7,495	26,653	17,995	14,776	—	287,312
Total loans	$2,635,648	$487,283	$238,466	$156,924	$158,241	$98,338	$557,234	$833	$4,332,967
YTD gross charge-offs	$3,308	$3,215	$1,009	$766	$704	$186	$—	$—	$9,188

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

							Revolving Loans	Revolving Loans Converted To Term Loans	Total
(Dollars in thousands)	Year of Origination
December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$244,388	$119,169	$98,484	$116,078	$16,351	$34,724	$88,547	$159	$717,900
Classified	91,456	665	1,630	1,016	37	—	—	—	94,804
Total commercial real estate	$335,844	$119,834	$100,114	$117,094	$16,388	$34,724	$88,547	$159	$812,704
YTD gross charge-offs	$108	$—	$—	$—	$—	$—	$—	$—	$108

Construction, land development, land
Pass	$91,557	$34,683	$1,668	$2,996	$2,928	$276	$2,612	$—	$136,720
Classified	—	—	—	—	—	—	—	—	—
Total construction, land development, land	$91,557	$34,683	$1,668	$2,996	$2,928	$276	$2,612	$—	$136,720
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family residential
Pass	$22,637	$16,336	$19,542	$7,229	$2,462	$20,950	$35,373	$174	$124,703
Classified	296	1	99	—	40	590	187	—	1,213
Total 1-4 family residential	$22,933	$16,337	$19,641	$7,229	$2,502	$21,540	$35,560	$174	$125,916
YTD gross charge-offs	$5	$—	$—	$—	$—	$—	$—	$—	$5

Farmland
Pass	$13,140	$13,628	$5,586	$7,876	$2,296	$18,542	$1,359	$155	$62,582
Classified	677	—	—	18	86	205	—	—	986
Total farmland	$13,817	$13,628	$5,586	$7,894	$2,382	$18,747	$1,359	$155	$63,568
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$269,496	$196,731	$79,125	$61,440	$24,583	$10,476	$472,269	$370	$1,114,490
Classified	27,547	19,441	5,462	3,291	24	80	30	—	55,875
Total commercial	$297,043	$216,172	$84,587	$64,731	$24,607	$10,556	$472,299	$370	$1,170,365
YTD gross charge-offs	$100	$4,619	$4,493	$499	$44	$49	$—	$—	$9,804

Factored receivables
Pass	$1,075,428	$—	$—	$3,151	$—	$—	$—	$—	$1,078,579
Classified	18,714	—	—	19,361	—	—	—	—	38,075
Total factored receivables	$1,094,142	$—	$—	$22,512	$—	$—	$—	$—	$1,116,654
YTD gross charge-offs	$5,374	$2,293	$—	$3,330	$—	$—	$—	$—	$10,997

Consumer
Pass	$4,141	$1,442	$593	$406	$83	$1,488	$40	$—	$8,193
Classified	19	—	83	1	—	30	—	—	133
Total consumer	$4,160	$1,442	$676	$407	$83	$1,518	$40	$—	$8,326
YTD gross charge-offs	$519	$25	$12	$3	$—	$4	$—	$—	$563

Mortgage warehouse
Pass	$728,847	$—	$—	$—	$—	$—	$—	$—	$728,847
Classified	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$728,847	$—	$—	$—	$—	$—	$—	$—	$728,847
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$2,449,634	$381,989	$204,998	$199,176	$48,703	$86,456	$600,200	$858	$3,972,014
Classified	138,709	20,107	7,274	23,687	187	905	217	—	191,086
Total loans	$2,588,343	$402,096	$212,272	$222,863	$48,890	$87,361	$600,417	$858	$4,163,100
YTD gross charge-offs	$6,106	$6,937	$4,505	$3,832	$44	$53	$—	$—	$21,477

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loan Modifications to Borrowers Experiencing Financial Difficulty
In an effort to mitigate potential losses on loans, the Company will endeavor to work with borrowers experiencing financial difficulty to modify the terms of such loans to improve the likelihood of principal repayment. Such modifications generally fall into four broad categories; principal forgiveness, interest rate reduction, other-than-insignificant payment delay, or a term extension. Modifications can reflect one or multiple modification categories. For all loan types, including commercial real estate loans, the Company considers the likelihood of repayment by the borrower experiencing financial difficulty under the potential agreed upon modified terms. If such repayment is not deemed likely, the Company will not grant the troubled borrower a modification and will commence ultimate collection proceedings. On an ongoing basis, the Company monitors the performance of modified loans related to their restructured terms.
The following tables present the amortized cost basis of loan modifications to borrowers experiencing financial difficulty made during the reporting period:

	Term Extension
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
September 30, 2024
Commercial real estate	$194	—%	$194	—%
Commercial	17	—%	17	—%
Consumer	—	—%	18	0.3%
	$211	—%	$229	—%

September 30, 2023
Commercial real estate	$111	—%	$111	—%
1-4 family residential	271	0.2%	271	0.2%
Farmland	762	1.2%	762	1.2%
Commercial	1,913	0.2%	1,913	0.2%
	$3,057	0.1%	$3,057	0.1%

	Term Extension and Rate Reduction
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
September 30, 2024
Commercial real estate	$—	—%	$141	—%
	$—	—%	$141	—%

September 30, 2023
Commercial real estate	$83,344	10.2%	$83,344	10.2%
Commercial	549	—%	549	—%
	$83,893	1.9%	$83,893	1.9%

	Term Extension and Principal Forgiveness
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
September 30, 2024
Commercial	$—	—%	$4,128	0.4%
	$—	—%	$4,128	0.1%

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Term Extension and Payment Delay
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
September 30, 2024
Commercial	$513	—%	$513	—%
	$513	—%	$513	—%
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
	Three Months Ended	Nine Months Ended
September 30, 2024
Commercial real estate	Modification added a weighted average 0.3 years to the life of the modified loans.	Modification added a weighted average 0.8 years to the life of the modified loans.
Commercial	Modification added a weighted average 1.0 years to the life of the modified loans.	Modification added a weighted average 1.0 years to the life of the modified loans.
Consumer	N/A	Modification added a weighted average 6.1 years to the life of the modified loans.

September 30, 2023
Commercial real estate	Modification added a weighted average 0.3 years to the life of the modified loans.	Modification added a weighted average 0.9 years to the life of the modified loans.
1-4 family residential	Modification added a weighted average 0.5 years to the life of the modified loans.	Modification added a weighted average 0.5 years to the life of the modified loans.
Farmland	Modification added a weighted average 0.5 years to the life of the modified loans.	Modification added a weighted average 0.5 years to the life of the modified loans.
Commercial	Modification added a weighted average 0.5 years to the life of the modified loans.	Modification added a weighted average 0.6 years to the life of the modified loans.

Term Extension and Rate Reduction
	Three Months Ended	Nine Months Ended
September 30, 2024
Commercial real estate	N/A	Modification added a weighted average 1.0 years to the life of the modified loans and reduced the weighted average contractual interest rate from 12.5% to 10.0%.

September 30, 2023
Commercial real estate	Modification added a weighted average 0.5 years to the life of the modified loans and reduced the weighted average contractual interest rate from 10.1% to 5.1%.	Modification added a weighted average 0.5 years to the life of the modified loans and reduced the weighted average contractual interest rate from 10.1% to 5.1%.
Commercial	Modification added a weighted average 0.3 years to the life of the modified loans and reduced the weighted average contractual interest rate from 9.5% to 8.6%.	Modification added a weighted average 0.3 years to the life of the modified loans and reduced the weighted average contractual interest rate from 9.5% to 8.6%.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Term Extension and Principal Forgiveness
	Three Months Ended	Nine Months Ended
September 30, 2024
Commercial	N/A	Modification added a weighted average 1.8 years to the life of the modified loans and resulted in principal forgiveness totaling 507,000.

Term Extension and Payment Delay
	Three Months Ended	Nine Months Ended
September 30, 2024
Commercial	Modification added a weighted average 0.7 years to the life of the modified loans and provided a weighted average payment delay of 0.7 years.	Modification added a weighted average 0.7 years to the life of the modified loans and provided a weighted average payment delay of 0.7 years.
Generally, if a loan to a borrower experiencing financial difficulty is modified, the Company will seek to obtain credit enhancements when possible.
The following table presents the payment status of loans that have been modified in the last twelve months:

	September 30, 2024
(Dollars in thousands)	Current	Past Due 30-89 Days	Past Due 90 Days or More	Total
Commercial real estate	$23,733	$—	$—	$23,733
1-4 family residential	98	—	—	98
Commercial	20,073	1,422	1,909	23,404
Consumer	18	—	—	18
	$43,922	$1,422	$1,909	$47,253
At September 30, 2024, the Company had no commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company modified the terms of the loans in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension during the current period.
There were $1,909,000 of commercial loans to a borrower experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2024 and were modified in the form of a payment delay in the twelve months prior to that default. There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2023 and were modified in the twelve months prior to that default. Default is determined at 90 or more days past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.
Residential Real Estate Loans In Process of Foreclosure
At September 30, 2024 and December 31, 2023, the Company had no 1-4 family residential real estate loans for which formal foreclosure proceedings were in process.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Goodwill	$233,709	$233,709

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$43,578	$(39,757)	$3,821	$43,578	$(38,084)	$5,494
Customer relationship intangibles	29,954	(22,311)	7,643	29,954	(19,901)	10,053
Software intangible assets	16,932	(14,110)	2,822	16,932	(10,935)	5,997
Other intangible assets	5,650	(2,620)	3,030	3,498	(1,396)	2,102
	$96,114	$(78,798)	$17,316	$93,962	$(70,316)	$23,646
The changes in goodwill and intangible assets during the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$254,652	$262,958	$257,355	$265,767
Acquired intangible assets	—	—	2,920	3,042
Amortization of intangibles	(3,600)	(2,849)	(9,193)	(8,700)
Amortization of intangibles included in lease income	(27)	—	(57)	—
Ending balance	$251,025	$260,109	$251,025	$260,109
NOTE 5 — VARIABLE INTEREST ENTITIES
Collateralized Loan Obligation Funds – Closed
The Company holds investments in the subordinated notes of the following closed Collateralized Loan Obligation (“CLO”) funds:

(Dollars in thousands)	Offering Date	Offering Amount
Trinitas CLO IV, LTD (Trinitas IV)	June 2, 2016	$406,650
Trinitas CLO V, LTD (Trinitas V)	September 22, 2016	$409,000
Trinitas CLO VI, LTD (Trinitas VI)	June 20, 2017	$717,100
The net carrying amounts of the Company’s investments in the subordinated notes of the CLO funds, which represent the Company’s maximum exposure to loss as a result of its involvement with the CLO funds, totaled $2,121,000 and $2,977,000 at September 30, 2024 and December 31, 2023, respectively, and are classified as held to maturity securities within the Company’s consolidated balance sheets.
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
NOTE 6 — LEGAL CONTINGENCIES
Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management as of September 30, 2024, will have no material effect on the Company’s consolidated financial statements.

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
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
The contractual amounts of financial instruments with off-balance sheet risk were as follows:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Unused lines of credit	$76,729	$289,897	$366,626	$53,822	$527,300	$581,122
Standby letters of credit	$17,258	$6,910	$24,168	$15,013	$9,356	$24,369
Commitments to purchase loans	$—	$10,272	$10,272	$—	$17,125	$17,125
Mortgage warehouse commitments	$—	$791,828	$791,828	$—	$895,896	$895,896
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
The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to credit loss expense on the Company’s consolidated statements of income. At September 30, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures totaled $2,808,000 and $2,838,000, respectively, and was included in other liabilities on the Company’s consolidated balance sheets. The following table presents credit loss expense for off balance sheet credit exposures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Credit loss expense (benefit)	$(1,132)	$(253)	$(30)	$(596)
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
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2024	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$75,149	$—	$75,149
Asset-backed securities	—	924	—	924
State and municipal	—	3,443	—	3,443
CLO securities	—	322,088	—	322,088
Corporate bonds	—	275	—	275
SBA pooled securities	—	1,307	—	1,307
	$—	$403,186	$—	$403,186

Equity securities with readily determinable fair values
Mutual fund	$4,583	$—	$—	$4,583

Loans held for sale	$—	$26	$—	$26

Indemnification asset	$—	$—	$883	$883

Revenue share asset	$—	$—	$2,904	$2,904

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Assets measured at fair value on a recurring basis
Securities available for sale
Mortgage-backed securities, residential	$—	$55,839	$—	$55,839
Asset-backed securities	—	1,170	—	1,170
State and municipal	—	4,515	—	4,515
CLO Securities	—	236,291	—	236,291
Corporate bonds	—	275	—	275
SBA pooled securities	—	1,554	—	1,554
	$—	$299,644	$—	$299,644

Equity securities with readily determinable fair values
Mutual fund	$4,488	$—	$—	$4,488

Loans held for sale	$—	$1,236	$—	$1,236

Indemnification asset	$—	$—	$1,497	$1,497

Revenue share asset	$—	$—	$2,516	$2,516
There were no transfers between levels during 2024 or 2023.
Indemnification Asset
The fair value of the indemnification asset is calculated as the present value of the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio acquired during 2020. The cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the payments from Covenant. The indemnification asset is reviewed quarterly and changes to the asset are recorded as adjustments to other noninterest income or expense, as appropriate, within the Consolidated Statements of Income. The indemnification asset fair value is considered a Level 3 classification. At September 30, 2024 and December 31, 2023, the estimated cash payments expected to be received from Covenant for probable losses on the covered Over-Formula Advance Portfolio were approximately $930,000 and $1,575,000, respectively, and a discount rate of 5.0% and 5.0%, respectively, was applied to calculate the present value of the indemnification asset. A reconciliation of the opening balance to the closing balance of the fair value of the indemnification asset is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$1,088	$1,905	$1,497	$3,896
Indemnification asset recognized in business combination	—	—	—	—
Change in fair value of indemnification asset recognized in earnings	(205)	(204)	(614)	(530)
Indemnification reduction	—	—	—	(1,665)
Ending balance	$883	$1,701	$883	$1,701

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
At September 30, 2024 and December 31, 2023, the estimated cash payments expected to be received from the purchaser for the Company's share of future gross monthly revenue as $3,961,000 and $3,329,000, respectively, and a discount rate of 10.0% was applied to calculate the present value of the revenue share asset. A reconciliation of the opening balance to the closing balance of the fair value of the revenue share asset is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning balance	$2,789	$3,053	$2,516	$5,515
Revenue share asset recognized	—	—	—	—
Change in fair value of revenue share asset recognized in earnings	416	(78)	1,295	(1,867)
Revenue share payments received	(301)	(279)	(907)	(952)
Ending balance	$2,904	$2,696	$2,904	$2,696
Assets measured at fair value on a non-recurring basis are summarized in the table below. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023.

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
September 30, 2024	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$783	$783
1-4 family residential	—	—	21	21
Commercial	—	—	27,869	27,869
Factored receivables	—	—	31,855	31,855
	$—	$—	$60,528	$60,528

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Fair Value Measurements Using			Total Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial real estate	$—	$—	$1,480	$1,480
1-4 family residential	—	—	37	37
Commercial	—	—	20,870	20,870
Factored receivables	—	—	32,860	32,860
	$—	$—	$55,247	$55,247
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
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at September 30, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
September 30, 2024		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$489,280	$489,280	$—	$—	$489,280
Securities - held to maturity	2,121	—	—	2,503	2,503
Loans not previously presented, gross	4,272,439	60,618	—	4,166,626	4,227,244
FHLB and other restricted stock	7,112	N/A	N/A	N/A	N/A
Accrued interest receivable	41,591	41,591	—	—	41,591

Financial liabilities:
Deposits	4,706,694	—	4,703,215	—	4,703,215
Federal Home Loan Bank advances	30,000	—	30,000	—	30,000
Subordinated notes	109,072	—	95,793	—	95,793
Junior subordinated debentures	42,196	—	43,443	—	43,443
Accrued interest payable	7,943	7,943	—	—	7,943

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)	Carrying Amount	Fair Value Measurements Using			Total Fair Value
December 31, 2023		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$286,635	$286,635	$—	$—	$286,635
Securities - held to maturity	2,977	—	—	4,015	4,015
Loans not previously presented, gross	4,107,853	105,145	—	3,944,193	4,049,338
FHLB and other restricted stock	14,278	N/A	N/A	N/A	N/A
Accrued interest receivable	34,597	34,597	—	—	34,597

Financial liabilities:
Deposits	3,977,478	—	3,971,391	—	3,971,391
Federal Home Loan Bank advances	255,000	—	255,000	—	255,000
Subordinated notes	108,678	—	90,084	—	90,084
Junior subordinated debentures	41,740	—	43,072	—	43,072
Accrued interest payable	7,429	7,429	—	—	7,429
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and TBK Bank to maintain minimum amounts and ratios (set forth in the table below) of total, common equity Tier 1, and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2024 and December 31, 2023, the Company and TBK Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2024 and December 31, 2023, TBK Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” TBK Bank must maintain minimum total risk based, common equity Tier 1 risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2024 that management believes have changed TBK Bank’s category.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The actual capital amounts and ratios for the Company and TBK Bank are presented in the following table.

(Dollars in thousands)	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$842,621	16.6%	$405,546	8.0%	N/A	N/A
TBK Bank, SSB	$802,272	15.9%	$403,326	8.0%	$504,158	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$688,077	13.6%	$304,160	6.0%	N/A	N/A
TBK Bank, SSB	$760,029	15.1%	$302,495	6.0%	$403,326	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$600,881	11.9%	$228,120	4.5%	N/A	N/A
TBK Bank, SSB	$760,029	15.1%	$226,871	4.5%	$327,703	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$688,077	12.2%	$225,354	4.0%	N/A	N/A
TBK Bank, SSB	$760,029	13.5%	$225,191	4.0%	$281,489	5.0%

As of December 31, 2023
Total capital (to risk weighted assets)
Triumph Financial, Inc.	$806,667	16.7%	$385,370	8.0%	N/A	N/A
TBK Bank, SSB	$758,656	15.9%	$382,508	8.0%	$478,135	10.0%

Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$661,833	13.7%	$289,027	6.0%	N/A	N/A
TBK Bank, SSB	$725,383	15.2%	$286,881	6.0%	$382,508	8.0%

Common equity Tier 1 capital (to risk weighted assets)
Triumph Financial, Inc.	$575,093	11.9%	$216,770	4.5%	N/A	N/A
TBK Bank, SSB	$725,383	15.2%	$215,161	4.5%	$310,787	6.5%

Tier 1 capital (to average assets)
Triumph Financial, Inc.	$661,833	12.6%	$209,518	4.0%	N/A	N/A
TBK Bank, SSB	$725,383	13.9%	$209,406	4.0%	$261,758	5.0%
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% at September 30, 2024 and December 31, 2023. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At September 30, 2024 and December 31, 2023, the Company’s and TBK Bank’s risk based capital exceeded the required capital conservation buffer.
NOTE 10 — STOCKHOLDERS' EQUITY
The following summarizes the capital structure of Triumph Financial, Inc.
Preferred Stock Series C

(Dollars in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Shares authorized	51,750	51,750
Shares issued	45,000	45,000
Shares outstanding	45,000	45,000
Par value per share	$0.01	$0.01
Liquidation preference per share	$1,000	$1,000
Liquidation preference amount	$45,000	$45,000
Dividend rate	7.125%	7.125%
Dividend payment dates	Quarterly	Quarterly
Common Stock

	September 30, 2024	December 31, 2023
Shares authorized	50,000,000	50,000,000
Shares issued	29,117,265	28,986,255
Treasury shares	(5,729,743)	(5,683,841)
Shares outstanding	23,387,522	23,302,414
Par value per share	$0.01	$0.01
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
NOTE 11 — STOCK BASED COMPENSATION
Stock based compensation expense that has been charged against income was $4,026,000 and $3,714,000 for the three months ended September 30, 2024 and 2023, respectively, and $11,092,000 and $9,915,000 for the nine months ended September 30, 2024 and 2023, respectively.
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Awards
A summary of changes in the Company’s nonvested Restricted Stock Awards (“RSAs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2024 were as follows:

Nonvested RSAs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	122,931	77.14
Granted	—	—
Vested	(73,726)	68.57
Forfeited	(278)	54.52
Nonvested at September 30, 2024	48,927	90.18
RSAs granted to employees under the Omnibus Incentive Plan typically vest immediately or over four years. Compensation expense for the RSAs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2024, there was $595,000 of unrecognized compensation cost related to the nonvested RSAs. The cost is expected to be recognized over a remaining period of 0.67 years.
Restricted Stock Units
A summary of changes in the Company’s nonvested Restricted Stock Units (“RSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2024 were as follows:

Nonvested RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	230,034	63.30
Granted	75,571	72.70
Vested	(69,623)	65.26
Forfeited	(6,089)	56.89
Nonvested at September 30, 2024	229,893	65.97
RSUs granted to employees under the Omnibus Incentive Plan typically vest over four years. Compensation expense for the RSUs will be recognized over the vesting period of the awards based on the fair value of the stock at the issue date. As of September 30, 2024, there was $7,599,000 of unrecognized compensation cost related to the nonvested RSUs. The cost is expected to be recognized over a remaining period of 2.78 years.
Market Based Performance Stock Units
A summary of changes in the Company’s nonvested Market Based Performance Stock Units (“Market Based PSUs”) under the Omnibus Incentive Plan for the nine months ended September 30, 2024 were as follows:

Nonvested Market Based PSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	116,080	$81.74
Granted	63,720	114.72
Performance adjustment	(2,841)	—
Vested	(8,987)	98.03
Forfeited	(192)	98.03
Nonvested at September 30, 2024	167,780	$93.10

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
As of September 30, 2024, there was $6,898,000 of unrecognized compensation cost related to the nonvested Market Based PSUs. The cost is expected to be recognized over a remaining period of 2.20 years.
Stock Options
A summary of the changes in the Company’s stock options under the Omnibus Incentive Plan for the nine months ended September 30, 2024 were as follows:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2024	232,994	$43.40
Granted	47,376	72.00
Exercised	(15,751)	26.97
Forfeited or expired	—	—
Outstanding at September 30, 2024	264,619	$49.50	6.27	$8,104

Fully vested shares and shares expected to vest at September 30, 2024	264,619	$49.50	6.27	$8,104

Shares exercisable at September 30, 2024	155,648	$39.12	4.50	$6,408
Information related to the stock options for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2024	2023
Aggregate intrinsic value of options exercised	$895	$140
Cash received from option exercises, net	425	(52)
Tax benefit realized from option exercises	188	29
Weighted average fair value per share of options granted	$37.30	$25.20

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
As of September 30, 2024, there was $1,948,000 of unrecognized compensation cost related to nonvested stock options granted under the Omnibus Incentive Plan. The cost is expected to be recognized over a remaining period of 3.06 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Company's 2019 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 2,500,000 shares of common stock were reserved for issuance. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month offering period. During the nine months ended September 30, 2024 and 2023, 36,649 shares and 37,909 shares, respectively, were issued under the plan.
NOTE 12 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Basic
Net income to common stockholders	$4,546	$11,993	$9,848	$29,050
Weighted average common shares outstanding	23,330,635	23,162,614	23,268,887	23,220,331
Basic earnings per common share	$0.19	$0.52	$0.42	$1.25
Diluted
Net income to common stockholders	$4,546	$11,993	$9,848	$29,050
Weighted average common shares outstanding	23,330,635	23,162,614	23,268,887	23,220,331
Dilutive effects of:
Assumed exercises of stock options	95,472	82,909	89,349	77,286
Restricted stock awards	40,259	80,841	67,805	101,842
Restricted stock units	130,331	84,137	129,047	86,844
Performance stock units - market based	128,157	47,248	117,101	85,218
Employee stock purchase program	470	1,165	1,774	908
Average shares and dilutive potential common shares	23,725,324	23,458,914	23,673,963	23,572,429
Diluted earnings per common share	$0.19	$0.51	$0.42	$1.23

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shares that were not considered in computing diluted earnings per common share because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	64,315	101,138	43,389	104,114
Restricted stock awards	—	—	—	—
Restricted stock units	7,500	11,250	7,818	11,250
Performance stock units - market based	—	14,424	24,798	14,424
Employee stock purchase program	—	—	—	—
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Payments Segment
The Payments segment derives a portion of its revenue from interest income on factored receivables and commercial loans related to invoice payments. These factored receivables consist of (i) invoices where we offer a Carrier a quick pay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and (ii) factoring transactions where we purchase receivables payable to such freight brokers from their shipper clients. The Payments segment also offers commercial loans that result from our offering certain Brokers an additional liquidity option through the ability to settle their invoices with us on an extended term following our payment to their Carriers. The balance of such commercial loans was $0 at September 30, 2024 and December 31, 2023. Such revenue falls under Topic 310 and is outside the scope of Topic 606.
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

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capitalized contract costs consist of (i) deferred sales commissions that are incremental costs of obtaining customer contracts and (ii) deferred set-up costs, primarily direct payroll costs, for implementation services provided to customers prior to the launching of the Company’s products for general availability (go-live) to customers. Deferred sales commissions are amortized ratably over two years, taking into consideration the initial contract term, expected renewal periods, and sales commissions paid on such renewal periods. Deferred set-up costs are amortized ratably over four years which estimates the benefit period of the capitalized costs starting on the go-live date of the service. Deferred sales commissions and deferred set-up costs were included in other assets in the accompanying consolidated balance sheets and were $347,000 and $1,209,000, respectively, at September 30, 2024 and $394,000 and $505,000, respectively, at December 31, 2023. The amortization of deferred sales commissions and deferred set-up costs is included in salaries and employee benefits in the consolidated statements of income and was not significant for the nine months ended September 30, 2024 and 2023.
Given the nature of services provided, the Payments segment does not carry any material contract balances.
The table below shows the Payments segment’s revenue from transaction and network fees from external customers, which are disaggregated by customer category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Broker fee income	$4,804	$3,372	$13,311	$8,335
Factor fee income	1,339	1,312	3,930	3,955
Other fee income	42	96	196	$280
Total fee income	$6,185	$4,780	$17,437	$12,570
NOTE 14 — LESSOR OPERATING LEASES
The table below shows the Company's revenue from operating leases, which is included in non-interest income in the Company's consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Fixed payments	$978	$—	$2,073	$—
Variable payments	441	—	994	—
Amortization of intangibles included in lease income	(27)	—	(57)	$—
Total fee income	$1,392	$—	$3,010	$—
NOTE 15 — BUSINESS SEGMENT INFORMATION
The Company's reportable segments are Banking, Factoring, and Payments, which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. The Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment includes the operations of Triumph Financial Services with revenue derived from factoring services. The Payments segment includes the operations of TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to September 30, 2024, the Company disclosed Corporate as a reportable segment. The Company has determined that what was previously deemed the Corporate reportable segment consists of other business activities that do not represent a reportable segment, but rather, such activities belong in a Corporate and Other category as reported in the tabular disclosure below. It should be noted that such restructuring of the tabular disclosure did not result in any changes to the Company's revenue and expense allocation methodology described below. The Company restructured prior period tabular disclosures to achieve appropriate comparability.
Expenses that are directly attributable to the Company's Banking, Factoring, and Payments segments such as, but not limited to, occupancy, salaries and benefits to employees that are fully dedicated to the segment, and certain technology costs that can be attributed to specific users or functional areas within the segment are allocated as such. The Company continues to make considerable investments in shared services that benefit the entire organization and these expenses are allocated to the Corporate and Other category. The Company allocates such expenses to the Corporate and Other category in order for the Company's chief operating decision maker and investors to have clear visibility into the operating performance of each reportable segment.
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
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. With the exception of the Corporate and Other discussion above, the accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2023 Form 10-K.
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Beginning prospectively on June 1, 2023, factoring transactions with freight broker clients were transferred from our Factoring segment to our Payments segment to align with TriumphPay's supply chain finance product offerings. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to the related segment. Various shared service costs such as human resources, accounting, finance, risk management and information technology expense are assigned to the Corporate and Other category if they are not directly attributable to a segment . Taxes are paid on a consolidated basis and are not allocated for segment purposes.

(Dollars in thousands)				Total	Corporate
Three months ended September 30, 2024	Banking	Factoring	Payments	Segments	and Other(1)	Consolidated
Total interest income	$67,390	$34,905	$5,693	$107,988	$87	$108,075
Intersegment interest allocations	6,711	(9,280)	2,569	—	—	—
Total interest expense	16,976	—	—	16,976	2,400	19,376
Net interest income (expense)	57,125	25,625	8,262	91,012	(2,313)	88,699
Credit loss expense (benefit)	3,719	328	(5)	4,042	221	4,263
Net interest income after credit loss expense	53,406	25,297	8,267	86,970	(2,534)	84,436
Noninterest income	7,538	2,170	6,322	16,030	1,467	17,497
Noninterest expense	32,009	19,969	16,598	68,576	27,070	95,646
Net intersegment noninterest income (expense)(2)	139	465	(604)	—	—	—
Net income (loss) before income tax expense	$29,074	$7,963	$(2,613)	$34,424	$(28,137)	$6,287

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands)				Total	Corporate
Three months ended September 30, 2023	Banking	Factoring	Payments	Segments	and Other(1)	Consolidated
Total interest income	$68,328	$34,244	$4,917	$107,489	$44	$107,533
Intersegment interest allocations	8,330	(9,664)	1,334	—	—	—
Total interest expense	13,723	—	—	13,723	2,483	16,206
Net interest income (expense)	62,935	24,580	6,251	93,766	(2,439)	91,327
Credit loss expense (benefit)	410	375	14	799	13	812
Net interest income after credit loss expense	62,525	24,205	6,237	92,967	(2,452)	90,515
Noninterest income	5,978	2,546	4,817	13,341	69	13,410
Noninterest expense	31,503	18,371	14,556	64,430	21,829	86,259
Net intersegment noninterest income (expense)(2)	—	242	(242)	—	—	—
Net income (loss) before income tax expense	$37,000	$8,622	$(3,744)	$41,878	$(24,212)	$17,666

(Dollars in thousands)				Total	Corporate
Nine months ended September 30, 2024	Banking	Factoring	Payments	Segments	and Other(1)	Consolidated
Total interest income	$198,284	$101,964	$16,571	$316,819	$218	$317,037
Intersegment interest allocations	20,643	(27,383)	6,740	—	—	—
Total interest expense	47,193	—	—	47,193	7,195	54,388
Net interest income (expense)	171,734	74,581	23,311	269,626	(6,977)	262,649
Credit loss expense (benefit)	10,207	3,859	55	14,121	193	14,314
Net interest income after credit loss expense	161,527	70,722	23,256	255,505	(7,170)	248,335
Noninterest income	21,613	7,089	17,732	46,434	3,229	49,663
Noninterest expense	96,003	59,357	50,153	205,513	77,847	283,360
Net intersegment noninterest income (expense)(2)	397	1,227	(1,624)	—	—	—
Net income (loss) before income tax expense	$87,534	$19,681	$(10,789)	$96,426	$(81,788)	$14,638

(Dollars in thousands)				Total	Corporate
Nine months ended September 30, 2023	Banking	Factoring	Payments	Segments	and Other(1)	Consolidated
Total interest income	$193,678	$108,769	$11,115	$313,562	$131	$313,693
Intersegment interest allocations	23,420	(28,176)	4,756	—	—	—
Total interest expense	30,305	—	—	30,305	7,228	37,533
Net interest income (expense)	186,793	80,593	15,871	283,257	(7,097)	276,160
Credit loss expense (benefit)	3,164	2,405	55	5,624	444	6,068
Net interest income after credit loss expense	183,629	78,188	15,816	277,633	(7,541)	270,092
Noninterest income	17,998	5,104	12,643	35,745	198	35,943
Noninterest expense	95,677	60,358	46,912	202,947	62,989	265,936
Net intersegment noninterest income (expense)(2)	—	(120)	120	—	—	—
Net income (loss) before income tax expense	$105,950	$22,814	$(18,333)	$110,431	$(70,332)	$40,099
(1) Includes revenue and expense from the Company’s holding company, which does not meet the definition of an operating segment. Also includes corporate shared service costs such as the majority of salaries and benefits expense for the Company's executive leadership team, as well as other selling, general, and administrative shared services costs including human resources, accounting, finance, risk management and a significant amount of information technology expense.

TRIUMPH FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended September 30, 2024
Factoring revenue received from Payments	$—	$864	$(864)
Payments revenue received from Factoring	—	(289)	289
Banking revenue received from Payments and Factoring	139	(110)	(29)
Net intersegment noninterest income (expense)	$139	$465	$(604)

Three Months Ended September 30, 2023
Factoring revenue received from Payments	$—	$510	$(510)
Payments revenue received from Factoring	—	(268)	268
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$242	$(242)

Nine months ended September 30, 2024
Factoring revenue received from Payments	$—	$2,364	$(2,364)
Payments revenue received from Factoring	—	(818)	818
Banking revenue received from Payments and Factoring	397	(319)	(78)
Net intersegment noninterest income (expense)	$397	$1,227	$(1,624)

Nine months ended September 30, 2023
Factoring revenue received from Payments	$—	$680	$(680)
Payments revenue received from Factoring	—	(800)	800
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$(120)	$120
Total assets and gross loans below include intersegment loans, which eliminate in consolidation.

(Dollars in thousands)				Total	Corporate
September 30, 2024	Banking	Factoring	Payments	Segments	and Other	Eliminations	Consolidated
Total assets	$5,357,731	$1,165,591	$526,467	$7,049,789	$1,151,899	$(2,335,642)	$5,866,046
Gross loans	$3,716,900	$1,033,783	$169,862	$4,920,545	$—	$(587,578)	$4,332,967

(Dollars in thousands)				Total	Corporate
December 31, 2023	Banking	Factoring	Payments	Segments	and Other	Eliminations	Consolidated
Total assets	$4,918,527	$1,077,367	$546,985	$6,542,879	$1,056,646	$(2,252,191)	$5,347,334
Gross loans	$3,595,527	$941,926	$174,728	$4,712,181	$—	$(549,081)	$4,163,100

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
Overview
We are a financial holding company headquartered in Dallas, Texas and registered under the Bank Holding Company Act, offering a diversified line of payments, factoring and banking services. As of September 30, 2024, we had consolidated total assets of $5.866 billion, total loans held for investment of $4.333 billion, total deposits of $4.707 billion and total stockholders’ equity of $885.8 million.
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

At September 30, 2024, our business is primarily focused on providing financial services to participants in the for-hire trucking ecosystem in the United States, including Brokers, Shippers, Factors and Carriers. Within such ecosystem, we operate our TriumphPay payments platform, which connects such parties to streamline and optimize the presentment, audit and payment of transportation invoices. We also act as capital provider to the Carrier industry through our factoring subsidiary, Triumph Financial Services. Our traditional banking operations provide stable, low cost deposits to support our operations, a diversified lending portfolio to add stability to our balance sheet, and a suite of traditional banking products and services to participants in the for-hire trucking ecosystem to deepen our relationship with such clients.
We have determined our reportable segments are Banking, Factoring, and Payments. For the nine months ended September 30, 2024, our Banking segment generated 61% of our total segment revenue (comprised of interest and noninterest income), our Factoring segment generated 30% of our total segment revenue, and our Payments segment generated 9% of our total segment revenue.
Third Quarter 2024 Overview
Net income available to common stockholders for the three months ended September 30, 2024 was $4.5 million, or $0.19 per diluted share, compared to net income to common stockholders for the three months ended September 30, 2023 of $12.0 million, or $0.51 per diluted share. For the three months ended September 30, 2024, our return on average common equity was 2.14% and our return on average assets was 0.36%.
Net income available to common stockholders for the nine months ended September 30, 2024 was $9.8 million, or $0.42 per diluted share, compared to net income available to common stockholders for the nine months ended September 30, 2023 of $29.1 million, or $1.23 per diluted share. For the nine months ended September 30, 2024, our return on average common equity was 1.57% and our return on average assets was 0.29%.
At September 30, 2024, we had total assets of $5.866 billion, including gross loans held for investment of $4.333 billion, compared to $5.347 billion of total assets and $4.163 billion of gross loans held for investment at December 31, 2023. Total loans held for investment increased $169.9 million during the nine months ended September 30, 2024. Our Banking loans, which constitute 72% of our total loan portfolio at September 30, 2024, increased from $3.046 billion in aggregate as of December 31, 2023 to $3.129 billion as of September 30, 2024, an increase of 2.7%. Our Factoring factored receivables, which constitute 24% of our total loan portfolio at September 30, 2024, increased from $941.9 million in aggregate as of December 31, 2023 to $1,031.6 million as of September 30, 2024, an increase of 9.5%. Our Payments factored receivables, which constitute 4% of our total loan portfolio at September 30, 2024, decreased from $174.7 million in aggregate as of December 31, 2023 to $169.9 million as of September 30, 2024, a decrease of 2.8%.
At September 30, 2024, we had total liabilities of $4.980 billion, including total deposits of $4.707 billion, compared to $4.483 billion of total liabilities and $3.977 billion of total deposits at December 31, 2023. Deposits increased $729.2 million during the nine months ended September 30, 2024.
At September 30, 2024, we had total stockholders' equity of $885.8 million. During the nine months ended September 30, 2024, total stockholders’ equity increased $21.4 million. Capital ratios remained strong with Tier 1 capital and total capital to risk weighted assets ratios of 13.57% and 16.62%, respectively, at September 30, 2024.
The total dollar value of invoices purchased by Triumph Financial Services during the three months ended September 30, 2024 was $2.610 billion with an average invoice size of $1,763. The average transportation invoice size for the three months ended September 30, 2024 was $1,724. This compares to invoice purchase volume of $2.606 billion with an average invoice size of $1,825 and average transportation invoice size of $1,772 during the same period a year ago.
TriumphPay processed 6.3 million invoices paying Carriers a total of $7.091 billion during the three months ended September 30, 2024. This compares to processed volume of 5.0 million invoices for a total of $5.330 billion during the same period a year ago.
2024 Items of Note
Triumph Financial Headquarters Purchase
On March 20, 2024, we purchased a building in Dallas, TX that will be the future headquarters for Triumph Financial. The purchase price, including direct costs, was $54.6 million with approximately $51.7 million allocated to land and building and $2.9 million allocated to lease-related intangibles.

Items related to our July 2020 acquisition of TFS
As disclosed on our SEC Forms 8-K filed on July 8, 2020 and September 23, 2020, we acquired the transportation factoring assets of TFS, a wholly owned subsidiary of Covenant Logistics Group, Inc. ("CVLG"), and subsequently amended the terms of that transaction. There were no material developments related to that transaction that impacted our operating results for the three months ended September 30, 2024.
At September 30, 2024, the carrying value of the acquired over-formula advances was $1.9 million, the total reserve on acquired over-formula advances was $1.9 million and the balance of our indemnification asset, the value of the payment that would be due to us from CVLG in the event that these over-advances are charged off, was $0.9 million.
As of September 30, 2024 we carry a separate receivable (the “Misdirected Payments”) payable by the United States Postal Service (“USPS”) arising from accounts factored to the largest over-formula advance carrier. The balance of such Misdirected Payments, net of customer reserves, was $19.4 million at September 30, 2024. This amount is separate from the acquired Over-Formula Advances. The amounts represented by this receivable were paid by the USPS directly to such customer in contravention of notices of assignment delivered to, and previously honored by, the USPS, which amount was then not remitted back to us by such customer as required. The USPS disputes their obligation to make such payment, citing purported deficiencies in the notices delivered to them. We are a party to litigation in the United States Court of Federal Claims against the USPS seeking a ruling that the USPS was obligated to make the payments represented by this receivable directly to us. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of September 30, 2024. The full amount of such receivable is reflected in non-performing and past due factored receivables as of September 30, 2024 in accordance with our policy. As of September 30, 2024, the entire Misdirected Payments amount was greater than 90 days past due.
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
Trucking transportation and factoring
The largest driver of changes in revenue at our Factoring segment is fluctuation in the freight markets, particularly in brokered freight, which is priced largely off the spot market (a reflection of real-time balance of carrier supply and shipper demand in the market) and subject to variability in diesel prices. The softness in freight during 2023 was a combination of falling volumes and excess capacity and such softness has continued throughout 2024. In recent quarters, average rates per mile have decreased and returned spot rates to levels last seen in 2019. For the spot rate market, the drop was a little higher than the drop in diesel prices over the same period. Throughout much of 2023 and into 2024, spot rates had fallen below the cost per mile to operate for many carriers. As a result, we have observed a number of small and medium-sized trucking companies either leave the market by signing on with larger carriers or electing to sell their fleets or companies and move on to other endeavors albeit the pace of these exits has slowed recently. The confluence of these circumstances has resulted in a steady decline in invoice prices and costs of new and used equipment. Such invoice prices and costs of new and used equipment remained consistently below recent years throughout the latter half of 2023 and all of 2024.
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

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Income Statement Data:
Interest income	$108,075	$107,533	$317,037	$313,693
Interest expense	19,376	16,206	54,388	37,533
Net interest income	88,699	91,327	262,649	276,160
Credit loss expense (benefit)	4,263	812	14,314	6,068
Net interest income after credit loss expense (benefit)	84,436	90,515	248,335	270,092
Noninterest income	17,497	13,410	49,663	35,943
Noninterest expense	95,646	86,259	283,360	265,936
Net income (loss) before income taxes	6,287	17,666	14,638	40,099
Income tax expense (benefit)	940	4,872	2,386	8,645
Net income (loss)	$5,347	$12,794	$12,252	$31,454
Dividends on preferred stock	(801)	(801)	(2,404)	(2,404)
Net income available (loss) to common stockholders	$4,546	$11,993	$9,848	$29,050

Per Share Data:
Basic earnings (loss) per common share	$0.19	$0.52	$0.42	$1.25
Diluted earnings (loss) per common share	$0.19	$0.51	$0.42	$1.23
Weighted average shares outstanding - basic	23,330,635	23,162,614	23,268,887	23,220,331
Weighted average shares outstanding - diluted	23,725,324	23,458,914	23,673,963	23,572,429

Performance ratios - Annualized:
Return on average assets	0.36%	0.93%	0.29%	0.78%
Return on average total equity	2.39%	5.95%	1.85%	4.94%
Return on average common equity	2.14%	5.89%	1.57%	4.82%
Return on average tangible common equity (1)	3.07%	8.70%	2.26%	7.16%
Yield on loans(2)	8.85%	9.16%	9.01%	9.17%
Cost of interest bearing deposits	2.20%	1.83%	2.18%	1.21%
Cost of total deposits	1.23%	1.15%	1.26%	0.73%
Cost of total funds	1.57%	1.41%	1.55%	1.12%
Net interest margin(2)	6.81%	7.48%	7.05%	7.70%
Efficiency ratio	90.06%	82.36%	90.73%	85.21%
Net noninterest expense to average assets	5.29%	5.28%	5.52%	5.68%

(Dollars in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Balance Sheet Data:
Total assets	$5,866,046	$5,347,334
Cash and cash equivalents	489,280	286,635
Investment securities	409,890	307,109
Loans held for investment, net	4,291,724	4,127,881
Total liabilities	4,980,282	4,482,934
Noninterest bearing deposits	2,103,092	1,632,022
Interest bearing deposits	2,603,602	2,345,456
FHLB advances	30,000	255,000
Subordinated notes	109,072	108,678
Junior subordinated debentures	42,196	41,740
Total stockholders’ equity	885,764	864,400
Preferred stockholders' equity	45,000	45,000
Common stockholders' equity	840,764	819,400

Per Share Data:
Book value per share	$35.95	$35.16
Tangible book value per share (1)	$25.22	$24.12
Shares outstanding end of period	23,387,522	23,302,414

Asset Quality ratios(3):
Past due to total loans	2.62%	2.00%
Nonperforming loans to total loans	2.62%	1.65%
Nonperforming assets to total assets	2.07%	1.42%
ACL to nonperforming loans	36.28%	51.15%
ACL to total loans	0.95%	0.85%
Net charge-offs to average loans(4)	0.20%	0.47%

Capital ratios:
Tier 1 capital to average assets	12.21%	12.64%
Tier 1 capital to risk-weighted assets	13.57%	13.74%
Common equity Tier 1 capital to risk-weighted assets	11.85%	11.94%
Total capital to risk-weighted assets	16.62%	16.75%
Total stockholders' equity to total assets	15.10%	16.17%
Tangible common stockholders' equity ratio (1)	10.50%	11.04%
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
(2)Performance ratios include discount accretion on purchased loans for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Loan discount accretion	$893	$1,403	$2,491	$4,203
(3)Asset quality ratios exclude loans held for sale, except for non-performing assets to total assets.
(4)Net charge-offs to average loans ratios are for the nine months ended September 30, 2024 and the year ended December 31, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Average total stockholders' equity	$888,435	$853,375	$882,849	$851,139
Average preferred stock liquidation preference	(45,000)	(45,000)	(45,000)	(45,000)
Average total common stockholders' equity	843,435	808,375	837,849	806,139
Average goodwill and other intangibles	(253,656)	(261,619)	(255,431)	(263,814)
Average tangible common equity	$589,779	$546,756	$582,418	$542,325

Net income available to common stockholders	$4,546	$11,993	$9,848	$29,050
Average tangible common equity	589,779	546,756	582,418	542,325
Return on average tangible common equity	3.07%	8.70%	2.26%	7.16%

Efficiency ratio:
Net interest income	$88,699	$91,327	$262,649	$276,160
Noninterest income	17,497	13,410	49,663	35,943
Operating revenue	106,196	104,737	312,312	312,103
Total noninterest expense	$95,646	$86,259	$283,360	$265,936
Efficiency ratio	90.06%	82.36%	90.73%	85.21%

Net noninterest expense to average assets ratio:
Total noninterest expense	$95,646	$86,259	$283,360	$265,936
Total noninterest income	17,497	13,410	49,663	35,943
Net noninterest expenses	$78,149	$72,849	$233,697	$229,993
Average total assets	$5,871,903	$5,472,000	$5,654,804	$5,415,269
Net noninterest expense to average assets ratio	5.29%	5.28%	5.52%	5.68%

(Dollars in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Total stockholders' equity	$885,764	$864,400
Preferred stock	(45,000)	(45,000)
Total common stockholders' equity	840,764	819,400
Goodwill and other intangibles	(251,025)	(257,355)
Tangible common stockholders' equity	$589,739	$562,045
Common shares outstanding	23,387,522	23,302,414
Tangible book value per share	$25.22	$24.12

Total assets at end of period	$5,866,046	$5,347,334
Goodwill and other intangibles	(251,025)	(257,355)
Tangible assets at period end	$5,615,021	$5,089,979
Tangible common stockholders' equity ratio	10.50%	11.04%
Results of Operations
Three months ended September 30, 2024 compared with three months ended September 30, 2023.
Net Income
We earned net income of $5.3 million for the three months ended September 30, 2024 compared to net income of $12.8 million for the three months ended September 30, 2023, a decrease of $7.5 million or 58.2%.

	Three Months Ended September 30, 2024
(Dollars in thousands, except per share amounts)	2024	2023	$ Change	% Change
Interest income	$108,075	$107,533	$542	0.5%
Interest expense	19,376	16,206	3,170	19.6%
Net interest income	88,699	91,327	(2,628)	(2.9)%
Credit loss expense (benefit)	4,263	812	3,451	425.0%
Net interest income after credit loss expense (benefit)	84,436	90,515	(6,079)	(6.7)%
Noninterest income	17,497	13,410	4,087	30.5%
Noninterest expense	95,646	86,259	9,387	10.9%
Net income (loss) before income taxes	6,287	17,666	(11,379)	(64.4)%
Income tax expense (benefit)	940	4,872	(3,932)	(80.7)%
Net income (loss)	$5,347	$12,794	$(7,447)	(58.2)%
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

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	563,683	7,712	5.44%	228,019	3,101	5.40%
Taxable securities	398,265	6,479	6.47%	305,665	5,173	6.71%
Tax-exempt securities	3,129	21	2.67%	4,901	32	2.59%
FHLB and other restricted stock	13,587	379	11.10%	19,552	397	8.06%
Loans (1)	4,200,306	93,484	8.85%	4,282,822	98,830	9.16%
Total interest earning assets	5,178,970	108,075	8.30%	4,840,959	107,533	8.81%
Noninterest earning assets:
Cash and cash equivalents	73,924			78,655
Other noninterest earning assets	619,009			552,386
Total assets	5,871,903			5,472,000
Interest bearing liabilities:
Deposits:
Interest bearing demand	721,482	987	0.54%	776,812	769	0.39%
Individual retirement accounts	47,397	158	1.33%	56,265	134	0.94%
Money market	580,281	4,128	2.83%	542,243	2,706	1.98%
Savings	538,367	1,609	1.19%	537,980	723	0.53%
Certificates of deposit	248,126	2,087	3.35%	270,535	1,256	1.84%
Brokered time deposits	404,537	5,072	4.99%	501,221	6,717	5.32%
Other brokered deposits	—	—	—%	12,231	169	5.48%
Total interest bearing deposits	2,540,190	14,041	2.20%	2,697,287	12,474	1.83%
Federal Home Loan Bank advances	213,424	2,936	5.47%	91,957	1,248	5.38%
Subordinated notes	108,984	1,227	4.48%	108,336	1,315	4.82%
Junior subordinated debentures	42,105	1,172	11.07%	41,520	1,169	11.17%
Other borrowings	11	—	—%	—	—	—%
Total interest bearing liabilities	2,904,714	19,376	2.65%	2,939,100	16,206	2.19%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,991,042			1,615,697
Other liabilities	87,712			63,828
Total equity	888,435			853,375
Total liabilities and equity	5,871,903			5,472,000
Net interest income		88,699			91,327
Interest spread (2)			5.65%			6.62%
Net interest margin (3)			6.81%			7.48%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$3,008,767	$52,886	6.99%	$3,109,630	$59,669	7.61%
Factoring receivables	1,023,570	34,905	13.57%	999,345	34,244	13.59%
Payments receivables	167,969	5,693	13.48%	173,847	4,917	11.22%
Total loans	$4,200,306	$93,484	8.85%	$4,282,822	$98,830	9.16%
We earned net interest income of $88.7 million for the three months ended September 30, 2024 compared to $91.3 million for the three months ended September 30, 2023, a decrease of $2.6 million, or 2.8%, primarily driven by the following factors.
Interest income increased $0.5 million, or 0.5%, due to changes in average interest earning assets which increased $338.0 million, or 7.0%, including an increase of $335.7 million in average cash and cash equivalents. That said, we experienced a decrease in average total loans of $82.5 million, or 1.9%. The average balance of our higher yielding Factoring factored receivables increased $24.2 million, or 2.4%, while we experienced a decrease in average Payments factored receivables. Average Banking loans decreased $100.9 million, or 3.2% due to decreases in the average balances of commercial real estate, residential real estate, farmland, commercial, and consumer loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $762.7 million for the three months ended September 30, 2024 compared to $757.6 million for the three months ended September 30, 2023. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit loans. We recognized discount accretion on purchased loans of $0.9 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively.
Interest expense increased $3.2 million, or 19.6%, primarily driven by higher average rates. Average interest-bearing liabilities decreased in total period over period, including average total interest bearing deposits which decreased $157.1 million, or 5.8%. Average noninterest bearing demand deposits grew $375.3 million.
Net interest margin decreased to 6.81% for the three months ended September 30, 2024 from 7.48% for the three months ended September 30, 2023, a decrease of 67 basis points or 9.0%.
The decrease in our net interest margin was most impacted by a decrease in our yield on interest earning assets of 51 basis points to 8.30% for the three months ended September 30, 2024. This decrease was primarily driven by lower yields on loans which decreased 31 basis points to 8.85% for the period. Yield on our Banking loans decreased 62 basis points period over period driving much of the decrease in the yield on our overall loan portfolio. Our yield on Factoring factored receivables was relatively flat period over period as was our average Factoring factored receivables as a percentage of the total average loan portfolio. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, were 97% and 96% of our Factoring portfolio at September 30, 2024 and 2023, respectively. Payments yield increased period over period. Non-loan yields were higher across the board period over period with the exception of yield on taxable securities.
The decrease in our net interest margin was also impacted by an increase in our average cost of interest bearing liabilities of 46 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates paid on such deposits in the macro economy.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $656.2 million for the three months ended September 30, 2024. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the third quarter of 2024, these deposits decreased our overall yield on loans by 71 bps and our overall cost of deposits and cost of funds would have been 66 bps and 61 bps higher, respectively.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing:

	Three Months Ended
	September 30, 2024 vs. 2023
	Increase (Decrease) Due to:
(Dollars in thousands)	Rate	Volume	Net Increase
Interest earning assets:
Cash and cash equivalents	$19	$4,592	$4,611
Taxable securities	(200)	1,506	1,306
Tax-exempt securities	1	(12)	(11)
FHLB and other restricted stock	148	(166)	(18)
Loans	(3,509)	(1,837)	(5,346)
Total interest income	(3,541)	4,083	542
Interest bearing liabilities:
Interest bearing demand	294	(76)	218
Individual retirement accounts	54	(30)	24
Money market	1,151	271	1,422
Savings	885	1	886
Certificates of deposit	1,019	(188)	831
Brokered time deposits	(433)	(1,212)	(1,645)
Other brokered deposits	—	(169)	(169)
Total interest bearing deposits	2,970	(1,403)	1,567
Federal Home Loan Bank advances	17	1,671	1,688
Subordinated notes	(95)	7	(88)
Junior subordinated debentures	(13)	16	3
Other borrowings	—	—	—
Total interest expense	2,879	291	3,170
Change in net interest income	$(6,420)	$3,792	$(2,628)
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
The following table presents the major categories of credit loss expense:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Credit loss expense (benefit) on loans	$5,174	$1,051	$4,123	392.3%
Credit loss expense (benefit) on off balance sheet credit exposures	(1,132)	(253)	(879)	(347.4)%
Credit loss expense (benefit) on held to maturity securities	221	14	207	1,478.6%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense (benefit)	$4,263	$812	$3,451	425.0%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At September 30, 2024 and June 30, 2024, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the three months ended September 30, 2024. The same was true for the same period in the prior year.
The ACL on held to maturity ("HTM") securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2024 and December 31, 2023, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2024 and June 30, 2024, the Company carried $5.5 million and $5.9 million, respectively, of these HTM securities at amortized cost. The required ACL on these balances was $3.4 million at September 30, 2024 and $3.2 million at June 30, 2024, resulting in $0.2 million of credit loss expense during the current quarter. Credit loss expense during the three months ended September 30, 2023 was $14 thousand. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2024. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $41.2 million as of September 30, 2024, compared to $35.2 million as of December 31, 2023, representing an ACL to total loans ratio of 0.95% and 0.85%, respectively.
Our credit loss expense on loans increased $4.1 million, or 392.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
The increase in credit loss expense was primarily driven by changes in required specific reserves. Such specific reserves increased $2.2 million during the three months ended September 30, 2024 compared to a decrease of $0.7 million during the same period a year ago. Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in credit loss expense of $0.5 million during the three months ended September 30, 2024 compared to $0.2 million of credit loss expense during the same period a year ago.
The increase in credit loss expense was also driven by net charge-off activity during the period. Net charge-offs during the three months ended September 30, 2024 were $3.5 million compared to $1.2 million during the same period a year ago. Approximately $2.0 million of the $3.5 million net charge-offs for the three months ended September 30, 2024 were reserved in a prior period while approximately $1.4 million of the $1.2 million net charge-offs for the three months ended September 30, 2023 were reserved in a prior period. Such prior period reserves are included in the discussion of changes in specific reserves above.
The increase in credit loss expense was partially offset by changes in volume and mix of the loan portfolio which drove a decrease in credit loss expense period over period. Such changes resulted in a benefit to credit loss expense of $1.1 million during the three months ended September 30, 2024 compared to credit loss expense of $0.4 million during the same period a year ago.
Credit loss expense for off balance sheet credit exposures decreased $0.9 million, primarily due to changes to outstanding commitments to fund and changes to assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Service charges on deposits	$1,865	$1,728	$137	7.9%
Card income	2,135	2,065	70	3.4%
Net gains (losses) on sale or call of securities	—	5	(5)	(100.0)%
Net gains (losses) on sale of loans	253	203	50	24.6%
Fee income	9,129	8,108	1,021	12.6%
Insurance commissions	1,472	1,074	398	37.1%
Other	2,643	227	2,416	1,064.3%
Total noninterest income	$17,497	$13,410	$4,087	30.5%
Noninterest income increased $4.1 million, or 30.5%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $1.0 million, or 12.6%, due to a $1.4 million increase in fees earned by our Payments segment during the three months ended September 30, 2024 compared to the same period a year ago.
•Insurance commissions. Insurance commissions increased $0.4 million due to higher volumes of processed policies.
•Other. Other noninterest income increased $2.4 million partially due to a gain on our revenue share asset of $0.4 million during the three months ended September 30, 2024 compared to a loss of $0.1 million during the same period a year ago. We also recognized $1.4 million of rental income on the building we acquired during March of 2024.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$55,447	$50,884	$4,563	9.0%
Occupancy, furniture and equipment	8,701	7,542	1,159	15.4%
FDIC insurance and other regulatory assessments	679	682	(3)	(0.4)%
Professional fees	4,734	3,941	793	20.1%
Amortization of intangible assets	3,600	2,849	751	26.4%
Advertising and promotion	1,416	1,839	(423)	(23.0)%
Communications and technology	12,422	10,784	1,638	15.2%
Software amortization	1,484	1,024	460	44.9%
Travel and entertainment	1,431	1,074	357	33.2%
Other	5,732	5,640	92	1.6%
Total noninterest expense	$95,646	$86,259	$9,387	10.9%
Noninterest expense increased $9.4 million, or 10.9%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $4.6 million, or 9.0%. Employee salaries and payroll taxes increased $3.0 million and $0.1 million, respectively. The size of our workforce increased period over period due to organic growth within the Company. Our average full-time equivalent employees were 1,542.3 and 1,470.0 for the three months ended September 30, 2024 and 2023, respectively. Temporary labor expense increased $1.0 million and commissions expense increased $0.2 million period over period. Additionally, employee benefits expense such as 401(k) benefits match, employee insurance and stock based compensation increased $1.0 million. These increases were partially offset by a decrease in bonus expense of $0.7 million.

•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $1.2 million, or 15.4%, primarily due to $1.0 million of expense related to the building we acquired during March of 2024. The additional increase is driven by growth in our operations period over period.
•Professional Fees. Professional fees increased $0.8 million, or 20.1%, primarily due to a $0.6 million increase in legal and consulting fees period over period.
•Amortization of Intangible Assets. Amortization of intangible assets increased $0.8 million, or 26.4%, primarily due to additional amortization resulting from the intangible assets related to the building we acquired during March of 2024.
•Advertising and Promotion. Advertising and promotion decreased $0.4 million, or 23.0%, primarily due to expense control measures in this area of spending.
•Communication and Technology. Communication and technology increased $1.6 million, or 15.2%, primarily as a result of increased spending on IT infrastructure, information security, and initiatives designed to develop efficiency in our operations period over period.
•Software Amortization. Software amortization expense increased $0.5 million, or 44.9%, primarily due to additional software assets coming on line during 2024.
•Travel and Entertainment. Travel and entertainment expense increased $0.4 million, or 33.2%, primarily due to additional travel period over period.
•Other. Other noninterest expense includes loan-related expenses, training and recruiting, postage, insurance, and subscription services. Other noninterest expense increased $0.1 million, or 1.6%. There were no significant variances in other noninterest expense period over period.
Income Taxes
The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the effect of changes in valuation allowances maintained against deferred tax benefits.
Income tax expense decreased $4.0 million, from $4.9 million for the three months ended September 30, 2023 to $0.9 million for the three months ended September 30, 2024. The effective tax rate was 15% for the three months ended September 30, 2024, compared to 28% for the three months ended September 30, 2023. The reduction in income tax expense and the corresponding effective tax rates was driven by a $0.9 million research and development tax credit recognized during the three months ended September 30, 2024.
Operating Segment Results
Our reportable segments are Banking, Factoring, and Payments which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment includes the operations of Triumph Financial Services with revenue derived from factoring services. The Payments segment includes the operations of TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers.
Prior to September 30, 2024, the Company disclosed Corporate as a reportable segment. The Company has determined that what was previously deemed the Corporate reportable segment consists of other business activities that do not represent a reportable segment, but rather, such activities belong in a Corporate and Other category as reported in the tabular disclosure below. It should be noted that such restructuring of the tabular disclosure did not result in any changes to the Company's revenue and expense allocation methodology described below. The Company restructured prior period tabular disclosures to achieve appropriate comparability.

Expenses that are directly attributable to the Company's Banking, Factoring, and Payments segments such as, but not limited to, occupancy, salaries and benefits to employees that are fully dedicated to the segment, and certain technology costs that can be attributed to specific users or functional areas within the segment are allocated as such. The Company continues to make considerable investments in shared services that benefit the entire organization and these expenses are allocated to the Corporate and Other category. The Company allocates such expenses to the Corporate and Other category in order for the Company's chief operating decision maker and investors to have clear visibility into the operating performance of each reportable segment.
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
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. With the exception of the Corporate and Other discussion above, the accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2023 Form 10-K.
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Beginning prospectively on June 1, 2023, factoring transactions with freight broker clients were transferred from our Factoring segment to our Payments segment to align with TriumphPay's supply chain finance product offerings. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate and Other category if they are not directly attributable to a segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)				Total	Corporate
Three Months Ended September 30, 2024	Banking	Factoring	Payments	Segments	and Other(1)	Consolidated
Total interest income	$67,390	$34,905	$5,693	$107,988	$87	$108,075
Intersegment interest allocations	6,711	(9,280)	2,569	—	—	—
Total interest expense	16,976	—	—	16,976	2,400	19,376
Net interest income (expense)	57,125	25,625	8,262	91,012	(2,313)	88,699
Credit loss expense (benefit)	3,719	328	(5)	4,042	221	4,263
Net interest income after credit loss expense	53,406	25,297	8,267	86,970	(2,534)	84,436
Noninterest income	7,538	2,170	6,322	16,030	1,467	17,497
Noninterest expense	32,009	19,969	16,598	68,576	27,070	95,646
Net intersegment noninterest income (expense)(2)	139	465	(604)	—	—	—
Net income (loss) before income tax expense	$29,074	$7,963	$(2,613)	$34,424	$(28,137)	$6,287

(Dollars in thousands)				Total	Corporate
Three Months Ended September 30, 2023	Banking	Factoring	Payments	Segments	and Other(1)	Consolidated
Total interest income	$68,328	$34,244	$4,917	$107,489	$44	$107,533
Intersegment interest allocations	8,330	(9,664)	1,334	—	—	—
Total interest expense	13,723	—	—	13,723	2,483	16,206
Net interest income (expense)	62,935	24,580	6,251	93,766	(2,439)	91,327
Credit loss expense (benefit)	410	375	14	799	13	812
Net interest income after credit loss expense	62,525	24,205	6,237	92,967	(2,452)	90,515
Noninterest income	5,978	2,546	4,817	13,341	69	13,410
Noninterest expense	31,503	18,371	14,556	64,430	21,829	86,259
Net intersegment noninterest income (expense)(2)	—	242	(242)	—	—	—
Net income (loss) before income tax expense	$37,000	$8,622	$(3,744)	$41,878	$(24,212)	$17,666
(1) Includes revenue and expense from the Company’s holding company, which does not meet the definition of an operating segment. Also includes corporate shared service costs such as the majority of salaries and benefits expense for our executive leadership team, as well as other selling, general, and administrative shared services costs including human resources, accounting, finance, risk management and a significant amount of information technology expense.
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Three Months Ended September 30, 2024
Factoring revenue received from Payments	$—	$864	$(864)
Payments revenue received from Factoring	—	(289)	289
Banking revenue received from Payments and Factoring	139	(110)	(29)
Net intersegment noninterest income (expense)	$139	$465	$(604)

Three Months Ended September 30, 2023
Factoring revenue received from Payments	$—	$510	$(510)
Payments revenue received from Factoring	—	(268)	268
Banking revenue received from Payments and Factoring	—	—	—
Net intersegment noninterest income (expense)	$—	$242	$(242)

(Dollars in thousands)				Total	Corporate
September 30, 2024	Banking	Factoring	Payments	Segments	and Other	Eliminations	Consolidated
Total assets	$5,357,731	$1,165,591	$526,467	$7,049,789	$1,151,899	$(2,335,642)	$5,866,046
Gross loans	$3,716,900	$1,033,783	$169,862	$4,920,545	$—	$(587,578)	$4,332,967

(Dollars in thousands)				Total	Corporate
December 31, 2023	Banking	Factoring	Payments	Segments	and Other	Eliminations	Consolidated
Total assets	$4,918,527	$1,077,367	$546,985	$6,542,879	$1,056,646	$(2,252,191)	$5,347,334
Gross loans	$3,595,527	$941,926	$174,728	$4,712,181	$—	$(549,081)	$4,163,100

Banking

(Dollars in thousands)	Three Months Ended September 30,
Banking	2024	2023	$ Change	% Change
Total interest income	$67,390	$68,328	$(938)	(1.4)%
Intersegment interest allocations	6,711	8,330	(1,619)	(19.4)%
Total interest expense	16,976	13,723	3,253	23.7%
Net interest income (expense)	57,125	62,935	(5,810)	(9.2)%
Credit loss expense (benefit)	3,719	410	3,309	807.1%
Net interest income after credit loss expense	53,406	62,525	(9,119)	(14.6)%
Noninterest income	7,538	5,978	1,560	26.1%
Noninterest expense	32,009	31,503	506	1.6%
Net intersegment noninterest income (expense)	139	—	139	100.0%
Operating income (loss)	$29,074	$37,000	$(7,926)	(21.4)%
Our Banking segment’s operating income decreased $7.9 million, or 21.4%.
Total interest income decreased $0.9 million, or 1.4%, at our Banking segment primarily as a result of decreased yields and average balances on loans at our Banking segment. More specifically, average loans in our Banking segment, excluding intersegment loans, decreased 3.2% from $3.110 billion for the three months ended September 30, 2023 to $3.009 billion for the three months ended September 30, 2024. The decrease was partially offset by increased yield and average balance of our non-loan interest earning assets. Intersegment interest income allocated to our Banking segment decreased period over period due to increased funding provided by our Payments segment resulting in increased intersegment interest allocation to such segment.
Interest expense increased $3.3 million, or 23.7%, primarily due to higher average rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy. The increase was partially offset by a decrease in average interest-bearing liabilities at our Banking segment, including a decrease in average total interest bearing deposits of $157.1 million, or 5.8%, period over period. This increase was also driven by higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $4.0 million for the three months ended September 30, 2024 compared to credit loss expense on loans of $0.7 million for the three months ended September 30, 2023. The increase in credit loss expense was the result of increased net charge-offs at our Banking segment period over period, increases in specific reserves period over period, and changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods. The increase was partially offset by a decrease driven by changes in the volume and mix of our Banking segment's loan portfolio period over period.
Credit loss expense for off balance sheet credit exposures was a benefit of $0.3 million during the three months ended September 30, 2024 and 2023.
Noninterest income at our Banking segment increased period over period due to a $0.4 million increase in fee income and a $0.4 million increase in insurance commissions period over period. There were no other significant changes in the components of noninterest income at our Banking segment period over period.
Noninterest expense at our Banking segment increased slightly period over period primarily due to a $0.6 million increase on communications and technology expense. There were no other significant changes in the components of noninterest expense at our Banking segment period over period.

Year to date, our aggregate outstanding balances for our banking products, excluding intercompany loans, has increased $82.9 million, or 2.7%, to $3.129 billion as of September 30, 2024. The following table sets forth our banking loans:

(Dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Banking
Commercial real estate	$762,343	$812,704	$(50,361)	(6.2)%
Construction, land development, land	217,148	136,720	80,428	58.8%
1-4 family residential	126,103	125,916	187	0.1%
Farmland	57,621	63,568	(5,947)	(9.4)%
Commercial - General	284,989	303,332	(18,343)	(6.0)%
Commercial - Agriculture	52,997	47,059	5,938	12.6%
Commercial - Equipment	488,326	460,008	28,318	6.2%
Commercial - Asset-based lending	205,476	246,065	(40,589)	(16.5)%
Commercial - Liquid Credit	59,539	113,901	(54,362)	(47.7)%
Consumer	6,990	8,326	(1,336)	(16.0)%
Mortgage Warehouse	867,790	728,847	138,943	19.1%
Total banking loans	$3,129,322	$3,046,446	$82,876	2.7%
Factoring

(Dollars in thousands)	Three Months Ended September 30,
Factoring	2024	2023	$ Change	% Change
Total interest income	$34,905	$34,244	$661	1.9%
Intersegment interest allocations	(9,280)	(9,664)	384	4.0%
Total interest expense	—	—	—	—
Net interest income (expense)	25,625	24,580	1,045	4.3%
Credit loss expense (benefit)	328	375	(47)	(12.5)%
Net interest income (expense) after credit loss expense	25,297	24,205	1,092	4.5%
Noninterest income	2,170	2,546	(376)	(14.8)%
Noninterest expense	19,969	18,371	1,598	8.7%
Net intersegment noninterest income (expense)	465	242	223	92.1%
Net income (loss) before income tax expense	$7,963	$8,622	$(659)	(7.6)%

	Three Months Ended September 30,
	2024	2023
Factored receivable period end balance	$1,031,633,000	$1,041,448,000
Commercial loans period end balance	$2,150,000	$—
Yield on average receivable balance	13.57%	13.59%
Current quarter charge-off rate	0.07%	0.12%
Factored receivables - transportation concentration	97%	96%

Interest income, including fees	$34,905,000	$34,244,000
Non-interest income	2,170,000	2,546,000
Intersegment noninterest income	864,000	510,000
Factored receivable total revenue	37,939,000	37,300,000
Average net funds employed	915,257,000	898,989,000
Yield on average net funds employed	16.49%	16.46%

Accounts receivable purchased	$2,610,177,000	$2,606,323,000
Number of invoices purchased	1,480,824	1,428,463
Average invoice size	$1,763	$1,825
Average invoice size - transportation	$1,724	$1,772
Average invoice size - non-transportation	$4,940	$5,631
Our Factoring segment’s operating income decreased $0.7 million, or 7.6%.
Our average invoice size decreased 3.4% from $1,825 for the three months ended September 30, 2023 to $1,763 for the three months ended September 30, 2024. Additionally, the number of invoices purchased increased 3.7% period over period.
Net interest income at our Factoring segment increased period over period. Overall average net funds employed (“NFE”) increased 1.8% during the three months ended September 30, 2024 compared to the same period in 2023. The increase in average NFE was the result of increased invoice purchase volume offsetting decreased average invoice sizes. The transportation market remains soft. See further discussion under the Recent Developments: Trucking Transportation section. We maintained a high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration was at 97% at September 30, 2024 and 96% at September 30, 2023. Net interest income at our Factoring segment was also impacted by a decrease in its intersegment interest allocation charge period over period.
Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to factored receivables and loans was $1.2 million for the three months ended September 30, 2024 compared to credit loss expense on factored receivables of $0.4 million for the three months ended September 30, 2023. The increase in credit loss expense was driven by an increase in required specific reserves period over period. The increase was partially offset by a decrease caused by changes in volume and mix of the portfolio period over period as well as decreased net charge-offs period over period. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period. There was a benefit to credit loss expense for off balance sheet credit exposures of $0.9 million during the three months ended September 30, 2024. There was no credit loss expense related to off balance sheet credit exposures during the three months ended September 30, 2023 as there were no such commitments to lend at that time.
Noninterest income at our Factoring segment decreased period over period due to a $0.9 million decrease in early termination fees. The decrease was partially offset by a gain on our revenue share asset of $0.4 million during the three months ended September 30, 2024 compared to a $0.1 million loss during the same period a year ago. There were no other significant variances in noninterest income at our Factoring segment.
Noninterest expense at our Factoring segment increased primarily due to a $1.3 million increase in salaries and employee benefits expense and a $0.6 million increase in professional fees. There were no other significant variances in noninterest expense at our Factoring segment.

Payments

(Dollars in thousands)	Three Months Ended September 30,
Payments	2024	2023	$ Change	% Change
Total interest income	$5,693	$4,917	$776	15.8%
Intersegment interest allocations	2,569	1,334	1,235	92.6%
Total interest expense	—	—	—	—%
Net interest income (expense)	8,262	6,251	2,011	32.2%
Credit loss expense (benefit)	(5)	14	(19)	(135.7)%
Net interest income after credit loss expense	8,267	6,237	2,030	32.5%
Noninterest income	6,322	4,817	1,505	31.2%
Noninterest expense	16,598	14,556	2,042	14.0%
Net intersegment noninterest income (expense)	(604)	(242)	(362)	(149.6)%
Net income (loss) before income tax expense	$(2,613)	$(3,744)	$1,131	30.2%

	Three Months Ended September 30,
	2024	2023
Supply chain financing factored receivables	$101,336,000	$87,590,000
Quickpay factored receivables	68,526,000	84,664,000
Factored receivable period end balance	$169,862,000	$172,254,000

Supply chain finance interest income	$2,897,000	$2,316,000
Quickpay interest income	2,796,000	2,601,000
Intersegment interest income	2,569,000	1,334,000
Total interest income	8,262,000	6,251,000
Broker noninterest income	4,804,000	3,372,000
Factor noninterest income	1,339,000	1,312,000
Other noninterest income	179,000	133,000
Intersegment noninterest income	289,000	268,000
Total noninterest income	6,611,000	5,085,000
Total revenue	$14,873,000	$11,336,000

Intersegment interest expense allocation	$—	$—
Credit loss expense (benefit)	(5,000)	14,000
Noninterest expense	16,598,000	14,556,000
Intersegment noninterest expense	893,000	510,000
Total expense	$17,486,000	$15,080,000

Operating income (loss)	$(2,613,000)	$(3,744,000)
Intersegment interest expense	—	—
Depreciation expense	253,000	181,000
Software amortization expense	743,000	177,000
Intangible amortization expense	1,687,000	1,703,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$70,000	$(1,683,000)

EBITDA margin	0.5%	(15)%

Number of invoices processed	6,278,246	5,037,841
Amount of payments processed	$7,091,493,000	$5,329,580,000
Network invoice volume	661,628	303,300
Network payment volume	$1,063,228,000	$510,298,000
Our Payments segment's operating loss decreased $1.1 million, or 30.2%.

The number of invoices processed by our Payments segment increased 24.6% from 5,037,841 for the three months ended September 30, 2023 to 6,278,246 for the three months ended September 30, 2024, and the amount of payments processed increased 33.1% from $5.330 billion for the three months ended September 30, 2023 to $7.091 billion for the three months ended September 30, 2024 in the face of lower average invoice prices.
A "network transaction" occurs when a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee. All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay application programming interfaces ("APIs") with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the three months ended September 30, 2024, we processed 661,628 network invoices representing a network payment volume of $1.063 billion. During the three months ended September 30, 2023, we processed 303,300 network invoices representing a network payment volume of $510.3 million.
Net interest income increased due to increased average rates at our Payments segment and increased intersegment interest allocation period over period. The increase in net interest income was partially offset by lower average balances at our Payments segment period over period.
Noninterest income increased due to a $1.4 million increase in payment and audit fees, including intersegment fees, earned by TriumphPay during the three months ended September 30, 2024 compared to the same period a year ago. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
Noninterest expense at our Payment segment increased period over period driven by a $1.1 million increase in salaries and benefits expense, a $0.7 million increase in communications and technology expense, and a $0.6 million increase in software amortization period over period. There were no other significant variances in the components of noninterest expense at our Payments segment period over period.
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
Corporate and Other

(Dollars in thousands)	Three Months Ended September 30,
Corporate and Other	2024	2023	$ Change	% Change
Total interest income	$87	$44	$43	97.7%
Intersegment interest allocations	—	—	—	—
Total interest expense	2,400	2,483	(83)	(3.3)%
Net interest income (expense)	(2,313)	(2,439)	126	5.2%
Credit loss expense (benefit)	221	13	208	1,600.0%
Net interest income (expense) after credit loss expense	(2,534)	(2,452)	(82)	(3.3)%
Other noninterest income	1,467	69	1,398	2,026.1%
Noninterest expense	27,070	21,829	5,241	24.0%
Net income (loss) before income tax expense	$(28,137)	$(24,212)	$(3,925)	(16.2)%

Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $28.1 million for the three months ended September 30, 2024 compared to an operating loss of $24.2 million for the three months ended September 30, 2023. The increased operating loss was driven by increased noninterest expense which was the result of a $2.2 million increase in salaries and benefits expense. Additionally, Corporate experienced a $1.1 million increase in occupancy expense and a $1.0 million increase in intangible amortization primarily driven by the building acquired during March of 2024. Further, Corporate experienced a $0.7 million increase in travel expense driven by increased travel of our executive leadership team period over period. The increased operating loss was partially offset by increased noninterest income which was the result of $1.4 million of rental income from the acquired building recognized during the three months ended September 30, 2024.
Results of Operations
Nine months ended September 30, 2024 compared with nine months ended September 30, 2023
Net Income
We earned net income of $12.3 million for the nine months ended September 30, 2024 compared to $31.5 million for the nine months ended September 30, 2023, a decrease of $19.2 million or 61.0%.

	Nine Months Ended September 30, 2024
(Dollars in thousands, except per share amounts)	2024	2023	$ Change	% Change
Interest income	$317,037	$313,693	$3,344	1.1%
Interest expense	54,388	37,533	16,855	44.9%
Net interest income	262,649	276,160	(13,511)	(4.9)%
Credit loss expense (benefit)	14,314	6,068	8,246	135.9%
Net interest income after credit loss expense (benefit)	248,335	270,092	(21,757)	(8.1)%
Noninterest income	49,663	35,943	13,720	38.2%
Noninterest expense	283,360	265,936	17,424	6.6%
Net income (loss) before income taxes	14,638	40,099	(25,461)	(63.5)%
Income tax expense (benefit)	2,386	8,645	(6,259)	(72.4)%
Net income (loss)	$12,252	$31,454	$(19,202)	(61.0)%
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

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Rate(4)	Average Balance	Interest	Average Rate(4)
Interest earning assets:
Cash and cash equivalents	$463,081	$18,945	5.46%	$238,622	$9,051	5.07%
Taxable securities	349,710	17,306	6.61%	306,472	14,369	6.27%
Tax-exempt securities	3,263	68	2.78%	9,451	183	2.59%
FHLB and other restricted stock	11,619	845	9.71%	18,893	741	5.24%
Loans (1)	4,147,308	279,873	9.01%	4,219,009	289,349	9.17%
Total interest earning assets	4,974,981	317,037	8.51%	4,792,447	313,693	8.75%
Noninterest earning assets:
Cash and cash equivalents	80,197			82,020
Other noninterest earning assets	599,626			540,802
Total assets	$5,654,804			$5,415,269
Interest bearing liabilities:
Deposits:
Interest bearing demand	$733,930	$3,002	0.55%	$805,756	$2,054	0.34%
Individual retirement accounts	49,574	497	1.34%	60,507	323	0.71%
Money market	571,860	12,196	2.85%	515,864	5,521	1.43%
Savings	537,825	4,411	1.10%	537,598	1,506	0.37%
Certificates of deposit	256,297	5,897	3.07%	285,207	2,714	1.27%
Brokered time deposits	374,162	14,508	5.18%	283,181	10,090	4.76%
Other brokered deposits	29,577	1,202	5.43%	8,609	345	5.36%
Total interest bearing deposits	2,553,225	41,713	2.18%	2,496,722	22,553	1.21%
Federal Home Loan Bank advances	132,828	5,481	5.51%	198,040	7,751	5.23%
Subordinated notes	108,864	3,676	4.51%	108,119	3,936	4.87%
Junior subordinated debentures	41,952	3,518	11.20%	41,376	3,293	10.64%
Other borrowings	4	—	—%	966	—	—%
Total interest bearing liabilities	2,836,873	54,388	2.56%	2,845,223	37,533	1.76%
Noninterest bearing liabilities and equity:
Noninterest bearing demand deposits	1,852,360			1,639,413
Other liabilities	82,722			79,494
Total equity	882,849			851,139
Total liabilities and equity	$5,654,804			$5,415,269
Net interest income		$262,649			$276,160
Interest spread (2)			5.95%			6.99%
Net interest margin (3)			7.05%			7.70%
(1)Balance totals include respective nonaccrual assets.
(2)Net interest spread is the yield on average interest earning assets less the rate on interest bearing liabilities.
(3)Net interest margin is the ratio of net interest income to average interest earning assets.
(4)Ratios have been annualized.

The following table presents loan yields earned on our loan portfolios:

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Banking loans	$2,992,402	$161,338	7.20%	$3,049,656	$169,465	7.43%
Factoring receivables	980,847	101,964	13.89%	1,047,557	108,769	13.88%
Payments receivables	174,059	16,571	12.72%	121,796	11,115	12.20%
Total loans	$4,147,308	$279,873	9.01%	$4,219,009	$289,349	9.17%
We earned net interest income of $262.6 million for the nine months ended September 30, 2024 compared to $276.2 million for the nine months ended September 30, 2023, a decrease of $13.6 million, or 4.9%, primarily driven by the following factors.
Interest income increased $3.3 million, or 1.1%, due to increased yields across all of our broad interest earning asset categories with the exception of loans. This increase reflects an increase in total average interest earning assets of $182.5 million, or 3.8% including an increase of $195.5 million in average cash and cash equivalents. That said, we experienced a decrease in average total loans of $71.7 million, or 1.7%. The average balance of our higher yielding Factoring factored receivables decreased $66.7 million, or 6.4%, and we experienced an increase in average Payments factored receivables. The decrease in average Factoring factored receivables and the increase in Payments factored receivables was impacted by our decision to move supply chain financing receivables from our Factoring segment to our Payments segment at the end of the second quarter 2023. We experienced a decrease in average Banking loans of $57.3 million, or 1.9% due to decreases in the average balances of residential real estate, farmland, commercial, consumer, and mortgage warehouse loans. Interest income from our Banking loans is impacted by our lower yielding mortgage warehouse lending product. The average mortgage warehouse lending balance was $693.0 million for the nine months ended September 30, 2024 compared to $782.4 million for the nine months ended September 30, 2023. A component of interest income consists of discount accretion on acquired loan portfolios and acquired liquid credit loans. We recognized discount accretion on purchased loans of $2.5 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Interest expense increased $16.9 million, or 44.9%, due to increased average rates on interest bearing liabilities discussed below. The increase in interest expense was partially offset by a decrease in average interest bearing liabilities of $8.4 million, or 0.3%; however, average total interest bearing deposits increased $56.5 million, or 2.3%. Average noninterest bearing deposits grew $212.9 million.
Net interest margin decreased to 7.05% for the nine months ended September 30, 2024 from 7.70% for the nine months ended September 30, 2023, a decrease of 65 basis points, or 8.4%.
The decrease in our net interest margin was primarily driven by an increase in our average cost of interest bearing liabilities of 80 basis points. This increase in average cost was caused by generally higher interest rates paid on our interest-bearing liabilities driven by changes in interest rates in the macro economy.
Our net interest margin was impacted by a decrease in yield on our interest earning assets of 24 basis points to 8.51% for the nine months ended September 30, 2024. This decrease was primarily driven by lower yields on loans which decreased 16 basis points to 9.01% for the period. Factoring yield was relatively flat period over period, but average Factoring factored receivables as a percentage of the total loan portfolio decreased slightly which had a downward impact on total loan yield. Our transportation factoring balances, which generally generate a higher yield than our non-transportation factoring balances, were 97% and 96% of our Factoring portfolio at September 30, 2024 and 2023, respectively. Banking yield decreased slightly and Payments yield increased slightly period over period. Non-loan yields increased period over period.
Our mortgage warehouse business has nearly self-funded for several quarters due to the servicing deposits of its customers. The average balance of such deposits was $607.5 million for the nine months ended September 30, 2024. These deposits are noninterest bearing deposits on our balance sheet. Despite their classification, many of these deposits are not truly free of cost as our clients are compensated for these balances in the form of an earnings interest rebate rather than deposit interest. As a result, such noninterest bearing deposits decrease our loan yield rather than increase our deposit rates. It is important to note that our net interest margin is not affected by this arrangement. During the nine months ended September 30, 2024, these deposits decreased our overall yield on loans by 59 bps and our overall cost of deposits and cost of funds would have been 56 bps and 52 bps higher, respectively.

The following table shows the effects that changes in average balances (volume) and average interest rates (rate) had on the interest earned on our interest earning assets and the interest incurred on our interest bearing liabilities:

	Nine Months Ended
	September 30, 2024 vs. 2023
	Increase (Decrease) Due to:		Net Increase
(Dollars in thousands)	Rate	Volume
Interest earning assets:
Cash and cash equivalents	$711	$9,183	$9,894
Taxable securities	797	2,140	2,937
Tax-exempt securities	14	(129)	(115)
FHLB and other restricted stock	633	(529)	104
Loans	(4,637)	(4,839)	(9,476)
Total interest income	(2,482)	5,826	3,344
Interest bearing liabilities:
Interest bearing demand	1,242	(294)	948
Individual retirement accounts	284	(110)	174
Money market	5,481	1,194	6,675
Savings	2,903	2	2,905
Certificates of deposit	3,848	(665)	3,183
Brokered time deposits	890	3,528	4,418
Other brokered deposits	5	852	857
Total interest bearing deposits	14,653	4,507	19,160
Federal Home Loan Bank advances	421	(2,691)	(2,270)
Subordinated notes	(285)	25	(260)
Junior subordinated debentures	177	48	225
Other borrowings	—	—	—
Total interest expense	14,966	1,889	16,855
Change in net interest income	$(17,448)	$3,937	$(13,511)
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
The following table presents the major categories of credit loss expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Credit loss expense on loans	$14,151	$6,218	$7,933	127.6%
Credit loss expense on off balance sheet credit exposures	(30)	(596)	566	95.0%
Credit loss expense on held to maturity securities	193	446	(253)	(56.7)%
Credit loss expense on available for sale securities	—	—	—	—
Total credit loss expense	$14,314	$6,068	$8,246	135.9%

For available for sale debt securities in an unrealized loss position, the Company evaluates the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via credit loss expense. At December 31, 2023 and September 30, 2024, the Company determined that all impaired available for sale securities experienced a decline in fair value below the amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at those respective dates and there was no credit loss expense recognized by the Company during the nine months ended September 30, 2024. The same was true for the same period in the prior year.
The ACL on held to maturity securities is estimated at each measurement date on a collective basis by major security type. At September 30, 2024 and December 31, 2023, the Company’s held to maturity securities consisted of three investments in the subordinated notes of collateralized loan obligation (“CLO”) funds. Expected credit losses for these securities are estimated using a discounted cash flow methodology which considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2024 and December 31, 2023, the Company carried $5.5 million and $6.2 million of these HTM securities at amortized cost, respectively. The ACL on these balances was $3.4 million at September 30, 2024 and $3.2 million at December 31, 2023 and we recognized credit loss expense of $0.2 million during the nine months ended September 30, 2024. Credit loss expense during the nine months ended September 30, 2023 was $0.4 million. None of the overcollateralization triggers tied to the CLO securities were tripped as of September 30, 2024. Ultimately, the realized cash flows on CLO securities such as these will be driven by a variety of factors, including credit performance of the underlying loan portfolio, adjustments to the portfolio by the asset manager, and the timing of a potential call.
Our ACL on loans was $41.2 million as of September 30, 2024, compared to $35.2 million as of December 31, 2023, representing an ACL to total loans ratio of 0.95% and 0.85% respectively.
Our credit loss expense on loans increased $7.9 million, or 127.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
During the nine months ended September 30, 2023, new adverse developments with one of the two remaining Over-Formula Advance clients caused us to charge-off the entire Over-Formula Advance amount due from that client. This resulted in a net charge-off of $3.3 million; however, this net charge-off had no impact on credit loss expense as the entire amount had been reserved in a prior period. In accordance with the Agreement reached with Covenant, Covenant reimbursed us for $1.7 million of this charge-off. We continue to reserve the full balance of the Over-Formula Advance clients at September 30, 2024 which totals $1.9 million.
The increase in credit loss expense was primarily driven by changes in required specific reserves. Such specific reserves increased $3.5 million during the nine months ended September 30, 2024 compared to a decrease of $8.7 million during the same period a year ago. Changes to projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast periods to calculate expected losses resulted in credit loss expense of $2.5 million during the nine months ended September 30, 2024 compared to credit loss expense of $0.6 million during the same period a year ago.
The increase in credit loss expense was partially offset by net charge-off activity during the period. Net charge-offs during the nine months ended September 30, 2024 were $8.1 million compared to $14.2 million during the same period a year ago. Approximately $2.5 million of the $8.1 million net charge-offs for the nine months ended September 30, 2024 were reserved in a prior period while approximately $8.5 million of the $14.2 million net charge-offs for the nine months ended September 30, 2023 were reserved in a prior period. Such prior period reserves are included in the discussion of changes in specific reserves above.
Changes in volume and mix of the loan portfolio drove decrease in credit loss expense period over period. Such changes resulted in a benefit to credit loss expense of $0.1 million during the nine months ended September 30, 2024 compared to $0.2 million of credit loss expense during the same period a year ago.
Credit loss expense for off balance sheet credit exposures increased $0.6 million, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.

Noninterest Income
The following table presents our major categories of noninterest income:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Service charges on deposits	$5,402	$5,210	$192	3.7%
Card income	6,088	6,152	(64)	(1.0%)
Net gains (losses) on sale or call of securities	—	5	(5)	(100.0%)
Net gains (losses) on sale of loans	184	206	(22)	(10.7%)
Fee income	26,329	21,720	4,609	21.2%
Insurance commissions	4,545	3,970	575	14.5%
Other	7,115	(1,320)	8,435	639.0%
Total noninterest income	$49,663	$35,943	$13,720	38.2%
Noninterest income increased $13.7 million, or 38.2%. Changes in selected components of noninterest income in the above table are discussed below.
•Fee income. Fee income increased $4.6 million, or 21.2% primarily due to a $4.9 million increase in payment fees earned by TriumphPay during the nine months ended September 30, 2024 compared to the same period a year ago.
•Insurance commissions. Insurance commissions increased $0.6 million, or 14.5%, due to higher volumes of processed policies.
•Other. Other noninterest income increased $8.4 million, or 639.0% primarily due to a gain on our revenue share asset of $1.3 million during the nine months ended September 30, 2024 compared to a loss of $1.9 million during the same period a year ago. We also recognized $3.0 million of rental income on the building we acquired during March of 2024. Further, we recognized a $0.6 million gain on equity security activity during the nine months ended September 30, 2024 compared to a loss of $0.1 million during the same period a year ago.
Noninterest Expense
The following table presents our major categories of noninterest expense:

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$165,637	$159,789	$5,848	3.7%
Occupancy, furniture and equipment	24,902	21,537	3,365	15.6%
FDIC insurance and other regulatory assessments	1,973	1,968	5	0.3%
Professional fees	12,833	10,061	2,772	27.6%
Amortization of intangible assets	9,193	8,700	493	5.7%
Advertising and promotion	4,638	4,839	(201)	(4.2%)
Communications and technology	38,623	34,034	4,589	13.5%
Software amortization	4,015	3,054	961	31.5%
Travel and entertainment	4,453	4,527	(74)	(1.6%)
Other	17,093	17,427	(334)	(1.9%)
Total noninterest expense	$283,360	$265,936	$17,424	6.6%

Noninterest expense increased $17.4 million, or 6.6%. Details of the more significant changes in the various components of noninterest expense are further discussed below.
•Salaries and Employee Benefits. Salaries and employee benefits expenses increased $5.8 million, or 3.7%. Employee salaries increased $3.9 million while payroll taxes were flat period over period. Bonus expense increased $0.8 million period over period. The size of our workforce increased period over period due to organic growth within the Company. Our average full-time equivalent employees were 1,543.9 and 1,470.2 for the nine months ended September 30, 2024 and 2023, respectively. Employee benefits expense such as 401(k) matching, employee insurance, and stock based compensation paid to employees increased $3.7 million. These increases were partially offset by a decrease in temporary labor expense of $0.8 million and a decrease in commissions expense of $1.8 million period over period.
•Occupancy, Furniture and Equipment. Occupancy, furniture and equipment expenses increased $3.4 million, or 15.6%, primarily due to $2.1 million of expense related to the building we acquired during March of 2024. The additional increase is driven by growth in our operations period over period.
•Professional Fees. Professional fees increased $2.8 million, or 27.6%, primarily due to a $2.3 million increase in legal and consulting fees period over period.
•Amortization of intangible assets. Amortization of intangible assets increased $0.5 million, or 5.7%, primarily due to additional amortization resulting from the intangible assets related to the building we acquired during March of 2024.
•Communications and Technology. Communications and technology expenses increased $4.6 million, or 13.5%, primarily as a result of increased spending on IT infrastructure, information security, and initiatives designed to develop efficiency in our IT operations.
•Software amortization. Software amortization increased $1.0 million, or 31.5%, primarily due to additional software assets coming on line during 2024.
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
Income tax expense decreased $6.3 million, or 72.4%, from $8.6 million for the nine months ended September 30, 2023 to $2.4 million for the nine months ended September 30, 2024. The effective tax rate was 16% for the nine months ended September 30, 2024 and 22% for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 was impacted by an adjustment to our disallowance related to highly compensated individuals as well as a $0.9 million research and development tax credit recognized during the period. The effective tax rate for the nine months ended September 30, 2023 was impacted by a performance based performance stock units windfall that was recorded during the period as those related shares vested during the period.
Operating Segment Results
Our reportable segments are Banking, Factoring, and Payments which have been determined based upon their business processes and economic characteristics. This determination also gave consideration to the structure and management of various product lines. The Banking segment includes the operations of TBK Bank. Our Banking segment derives its revenue principally from investments in interest earning assets as well as noninterest income typical for the banking industry. The Factoring segment includes the operations of Triumph Financial Services with revenue derived from factoring services. The Payments segment includes the operations of TBK Bank's TriumphPay division, which provides a presentment, audit, and payment solution to Shipper, Broker, and Factor clients in the trucking industry. The Payments segment derives its revenue from transaction fees and interest income on factored receivables related to invoice payments. These factored receivables consist of both invoices where we offer a Carrier a quickpay opportunity to receive payment at a discount in advance of the standard payment term for such invoice in exchange for the assignment of such invoice to us and from offering Brokers the ability to settle their invoices with us on an extended term following our payment to their Carriers as an additional liquidity option for such Brokers.

Prior to September 30, 2024, the Company disclosed Corporate as a reportable segment. The Company has determined that what was previously deemed the Corporate reportable segment consists of other business activities that do not represent a reportable segment, but rather, such activities belong in a Corporate and Other category as reported in the tabular disclosure below. It should be noted that such restructuring of the tabular disclosure did not result in any changes to the Company's revenue and expense allocation methodology described below. The Company restructured prior period tabular disclosures to achieve appropriate comparability.
Expenses that are directly attributable to the Company's Banking, Factoring, and Payments segments such as, but not limited to, occupancy, salaries and benefits to employees that are fully dedicated to the segment, and certain technology costs that can be attributed to specific users or functional areas within the segment are allocated as such. The Company continues to make considerable investments in shared services that benefit the entire organization and these expenses are allocated to the Corporate and Other category. The Company allocates such expenses to the Corporate and Other category in order for the Company's chief operating decision maker and investors to have clear visibility into the operating performance of each reportable segment.
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
Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. With the exception of the Corporate and Other discussion above, the accounting policies of the segments are substantially the same as those described in the “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2023 Form 10-K.
Transactions between segments consist primarily of borrowed funds, payment network fees, and servicing fees. Intersegment interest expense is allocated to the Factoring and Payments segments as described above. Payment network fees are paid by the Factoring segment to the Payments segment for use of the payments network. Beginning prospectively on June 1, 2023, factoring transactions with freight broker clients were transferred from our Factoring segment to our Payments segment to align with TriumphPay's supply chain finance product offerings. Servicing fees are paid by the Payments segment to the Factoring segment for servicing such product. Beginning prospectively on January 1, 2024, the Factoring and Payments segments began paying fees to our Banking segment for the Banking segment's execution of various banking services that benefit those segments. Credit loss expense is allocated based on the segment’s ACL determination. Noninterest income and expense directly attributable to a segment are assigned to it with various shared service costs such as human resources, accounting, finance, risk management and information technology expense assigned to the Corporate and Other category if they are not directly attributable to a segment. Taxes are paid on a consolidated basis and are not allocated for segment purposes.
The following tables present our primary operating results for our operating segments:

(Dollars in thousands)				Total	Corporate
Nine Months Ended September 30, 2024	Banking	Factoring	Payments	Segments	and Other(1)	Consolidated
Total interest income	$198,284	$101,964	$16,571	$316,819	$218	$317,037
Intersegment interest allocations	20,643	(27,383)	6,740	—	—	—
Total interest expense	47,193	—	—	47,193	7,195	54,388
Net interest income (expense)	171,734	74,581	23,311	269,626	(6,977)	262,649
Credit loss expense (benefit)	10,207	3,859	55	14,121	193	14,314
Net interest income after credit loss expense	161,527	70,722	23,256	255,505	(7,170)	248,335
Noninterest income	21,613	7,089	17,732	46,434	3,229	49,663
Noninterest expense	96,003	59,357	50,153	205,513	77,847	283,360
Net intersegment noninterest income (expense)(2)	397	1,227	(1,624)	—	—	—
Net income (loss) before income tax expense	$87,534	$19,681	$(10,789)	$96,426	$(81,788)	$14,638

(Dollars in thousands)				Total	Corporate
Nine Months Ended September 30, 2023	Banking	Factoring	Payments	Segments	and Other(1)	Consolidated
Total interest income	$193,678	$108,769	$11,115	$313,562	$131	$313,693
Intersegment interest allocations	23,420	(28,176)	4,756	—	—	—
Total interest expense	30,305	—	—	30,305	7,228	37,533
Net interest income (expense)	186,793	80,593	15,871	283,257	(7,097)	276,160
Credit loss expense (benefit)	3,164	2,405	55	5,624	444	6,068
Net interest income after credit loss expense	183,629	78,188	15,816	277,633	(7,541)	270,092
Noninterest income	17,998	5,104	12,643	35,745	198	35,943
Noninterest expense	95,677	60,358	46,912	202,947	62,989	265,936
Net intersegment noninterest income (expense)(2)	—	(120)	120	—	—	—
Net income (loss) before income tax expense	$105,950	$22,814	$(18,333)	$110,431	$(70,332)	$40,099
(1) Includes revenue and expense from the Company’s holding company, which does not meet the definition of an operating segment. Also includes corporate shared service costs such as the majority of salaries and benefits expense for our executive leadership team, as well as other selling, general, and administrative shared services costs including human resources, accounting, finance, risk management and a significant amount of information technology expense.
(2) Net intersegment noninterest income (expense) includes:

(Dollars in thousands)	Banking	Factoring	Payments
Nine Months Ended September 30, 2024
Factoring revenue received from Payments	$—	$2,364	$(2,364)
Payments revenue received from Factoring	—	(818)	818
Banking revenue received from Payments and Factoring	$397	$(319)	$(78)
Net intersegment noninterest income (expense)	$397	$1,227	$(1,624)

Nine Months Ended September 30, 2023
Factoring revenue received from Payments	$—	$680	$(680)
Payments revenue received from Factoring	—	(800)	800
Banking revenue received from Payments and Factoring	$—	$—	$—
Net intersegment noninterest income (expense)	$—	$(120)	$120

(Dollars in thousands)				Total	Corporate
September 30, 2024	Banking	Factoring	Payments	Segments	and Other	Eliminations	Consolidated
Total assets	$5,357,731	$1,165,591	$526,467	$7,049,789	$1,151,899	$(2,335,642)	$5,866,046
Gross loans	$3,716,900	$1,033,783	$169,862	$4,920,545	$—	$(587,578)	$4,332,967

(Dollars in thousands)				Total	Corporate
December 31, 2023	Banking	Factoring	Payments	Segments	and Other	Eliminations	Consolidated
Total assets	$4,918,527	$1,077,367	$546,985	$6,542,879	$1,056,646	$(2,252,191)	$5,347,334
Gross loans	$3,595,527	$941,926	$174,728	$4,712,181	$—	$(549,081)	$4,163,100

Banking

(Dollars in thousands)	Nine Months Ended September 30,
Banking	2024	2023	$ Change	% Change
Total interest income	$198,284	$193,678	$4,606	2.4%
Intersegment interest allocations	20,643	23,420	(2,777)	(11.9%)
Total interest expense	47,193	30,305	16,888	55.7%
Net interest income	171,734	186,793	(15,059)	(8.1%)
Credit loss expense (benefit)	10,207	3,164	7,043	222.6%
Net interest income after credit loss expense	161,527	183,629	(22,102)	(12.0%)
Noninterest income	21,613	17,998	3,615	20.1%
Noninterest expense	96,003	95,677	326	0.3%
Net intersegment noninterest income (expense)	397	—	397	100.0%
Net income (loss) before income tax expense	$87,534	$105,950	$(18,416)	(17.4%)
Our Banking segment’s operating income decreased $18.4 million, or 17.4%.
Total interest income increased $4.6 million, or 2.4%, primarily as a result of increased yields and average balances on our non-loan interest earning assets at our Banking segment. The increase was partially offset by slight decreases in average loans and loan yield at our Banking segment. More specifically, average loans in our Banking segment, excluding intersegment loans, decreased 1.9% from $3.050 billion for the nine months ended September 30, 2023 to $2.992 billion for the nine months ended September 30, 2024. Intersegment interest income allocated to our Banking segment decreased period over period due to decreased average factored receivables balances at our Factoring segment and increased funding provided by our Payments segment resulting in increased intersegment interest allocation to such segment..
Interest expense increased $16.9 million, or 55.7% primarily due to higher interest rates paid on our Banking segment interest-bearing liabilities driven by changes in interest rates in the macro economy. Additionally, average total interest bearing deposits increased $56.5 million, or 2.3%.
Credit loss expense at our Banking segment is made up of credit loss expense related to loans and credit loss expense related to off balance sheet commitments to lend. Credit loss expense related to loans was $10.2 million for the nine months ended September 30, 2024 compared to $3.8 million for the nine months ended September 30, 2023. The increase in credit loss expense was the result of increased required specific reserves and changes to the projected loss drivers and prepayment speeds that the Company forecasted over the reasonable and supportable forecast period. The increase was partially offset by a decreased driven by changes in the volume and mix of our loan portfolio at our Banking segment period over period as well as decreased net charge-offs period over period.
Credit loss expense for off balance sheet credit exposures increased $0.6 million from a benefit of $0.6 million for the nine months ended September 30, 2023 to an insignificant amount for the nine months ended September 30, 2024, primarily due to changes to outstanding commitments to fund and assumed loss rates period over period.
Noninterest income at our Banking segment increased period over period due to a $0.6 million gain on equity security activity during the nine months ended September 30, 2024 compared to a $0.1 million loss on such activity during the same period a year ago. Additionally our Banking segment experienced a $0.7 million increase in fee income, a $0.6 million increase in insurance commissions, and a $0.5 million decrease in write-downs on repossessed assets period over period. There were no other significant changes in the components of noninterest income at our Banking segment period over period.
Noninterest expense at our Banking segment increased slightly primarily due to an increase in communications and technology expense of $2.7 million and an increase in professional fees of $1.5 million period over period. These increases were partially offset by a decrease in salaries and employee benefits of $3.2 million and a decrease in amortization of intangible assets of $0.5 million. There were no other significant changes in the components of noninterest expense at our Banking segment period over period.

During the nine months ended September 30, 2024, the aggregate outstanding balances of our banking products increased $82.9 million, or 2.7%, to $3.129 billion as of September 30, 2024. See the Financial Condition section below for further discussion of changes in loan balances:

(Dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Banking
Commercial real estate	$762,343	$812,704	$(50,361)	(6.2%)
Construction, land development, land	217,148	136,720	80,428	58.8%
1-4 family residential	126,103	125,916	187	0.1%
Farmland	57,621	63,568	(5,947)	(9.4%)
Commercial - General	284,989	303,332	(18,343)	(6.0%)
Commercial - Agriculture	52,997	47,059	5,938	12.6%
Commercial - Equipment	488,326	460,008	28,318	6.2%
Commercial - Asset-based lending	205,476	246,065	(40,589)	(16.5%)
Commercial - Liquid Credit	59,539	113,901	(54,362)	(47.7%)
Consumer	6,990	8,326	(1,336)	(16.0%)
Mortgage Warehouse	867,790	728,847	138,943	19.1%
Total banking loans	$3,129,322	$3,046,446	$82,876	2.7%
Factoring

(Dollars in thousands)	Nine Months Ended September 30,
Factoring	2024	2023	$ Change	% Change
Total interest income	$101,964	$108,769	$(6,805)	(6.3%)
Intersegment interest allocations	(27,383)	(28,176)	793	2.8%
Total interest expense	—	—	—	—
Net interest income	74,581	80,593	(6,012)	(7.5%)
Credit loss expense (benefit)	3,859	2,405	1,454	60.5%
Net interest income after credit loss expense	70,722	78,188	(7,466)	(9.5%)
Noninterest income	7,089	5,104	1,985	38.9%
Noninterest expense	59,357	60,358	(1,001)	(1.7%)
Net intersegment noninterest income (expense)	1,227	(120)	1,347	1,122.5%
Net income (loss) before income tax expense	$19,681	$22,814	$(3,133)	(13.7%)

	Nine Months Ended September 30,
	2024	2023
Factored receivable period end balance	$1,031,633,000	$1,041,448,000
Commercial loans period end balance	$2,150,000	$—
Yield on average receivable balance	13.89%	13.88%
Year to date charge-off rate(1)	0.34%	0.85%
Factored receivables - transportation concentration	97%	96%

Interest income, including fees	$101,964,000	$108,769,000
Noninterest income(2)	7,089,000	5,104,000
Intersegment noninterest income	2,364,000	680,000
Factored receivable total revenue	111,417,000	114,553,000
Average net funds employed	876,059,000	931,645,000
Yield on average net funds employed	16.99%	16.44%

Accounts receivable purchased	$7,622,301,000	$8,266,403,000
Number of invoices purchased	4,280,815	4,415,189
Average invoice size	$1,781	$1,872
Average invoice size - transportation	$1,744	$1,819
Average invoice size - non-transportation	$4,512	$5,527
(1)September 30, 2023 includes a $3.3 million charge-off of an over-formula advance balance, which contributed approximately 0.32% to the net charge-off rate for the period. In accordance with the agreement reached with Covenant, Covenant has reimbursed us for $1.7 million of this charge-off.
Our Factoring segment’s operating income decreased $3.1 million, or 13.7%.
Our average invoice size decreased 4.9% from $1,872 for the nine months ended September 30, 2023 to $1,781 for the nine months ended September 30, 2024 and the number of invoices purchased decreased 3.0% period over period.
Net interest income at our Factoring segment decreased period over period. Overall average net funds employed (“NFE”) decreased 6.0% during the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in average NFE was the result of decreased invoice purchase volume and decreased average invoice sizes. Those, in turn, resulted from a soft transportation market. See further discussion under the Recent Developments: Trucking Transportation section. We maintained high concentration in transportation factoring balances, which typically generate a higher yield than our non-transportation factoring balances. This concentration, calculated based on receivables held for investment and held for sale, was at 96% at September 30, 2023 and 97% at September 30, 2024. Net interest income at our Factoring segment was also impacted by a decrease in its intersegment interest allocation charge period over period.
Credit loss expense at our Factoring segment is made up of credit loss expense related to factored receivables and loans at our Factoring segment as well as credit loss expense related to off balance sheet commitments to lend to the extent there are any such commitments. Credit loss expense related to factored receivables and loans was $3.9 million for the nine months ended September 30, 2024 compared to credit loss expense of $2.4 million for the nine months ended September 30, 2023. The increase in credit loss expense was driven by an increase in required specific reserves period over period and changes in volume and mix of the portfolio period over period. The increase was partially offset by a decrease in net charge-offs period over period. Changes in loss assumptions did not have a material impact on the change in credit loss expense period over period. Credit loss expense for off balance sheet credit exposures was $0.0 million for the nine months ended September 30, 2024 and 2023 as there were no commitments to lend at these dates.
The increase in noninterest income at our Factoring segment was primarily due to a gain on the revenue share asset at our Factoring segment of $1.3 million during the nine months ended September 30, 2024 compared to a loss of $1.9 million during the same period a year ago. The increase was partially offset by a $0.5 million decrease in early termination fees. There were no other significant changes in the components of noninterest income at our Factoring segment period over period.

Noninterest expense decreased primarily due to a $0.9 million decrease in communications and technology expense, a $0.5 million decrease in software amortization, and a $0.5 million decrease in bank service charges period over period. These decreases were partially offset by a $1.4 million increase in professional fees period over period. There were no other significant changes in the components of noninterest expense at our Factoring segment period over period.
Payments

(Dollars in thousands)	Nine Months Ended September 30,
Payments	2024	2023	$ Change	% Change
Total interest income	$16,571	$11,115	$5,456	49.1%
Intersegment interest allocations	6,740	4,756	1,984	41.7%
Total interest expense	—	—	—	—%
Net interest income	23,311	15,871	7,440	46.9%
Credit loss expense (benefit)	55	55	—	—%
Net interest income after credit loss expense	23,256	15,816	7,440	47.0%
Noninterest income	17,732	12,643	5,089	40.3%
Noninterest expense	50,153	46,912	3,241	6.9%
Net intersegment noninterest income (expense)	(1,624)	120	(1,744)	(1453.3)%
Net income (loss) before income tax expense	$(10,789)	$(18,333)	$7,544	41.1%

	Nine Months Ended
	2024	2023
Supply chain financing factored receivables	$101,336,000	$87,590,000
Quickpay factored receivables	68,526,000	84,664,000
Factored receivable period end balance	$169,862,000	$172,254,000

Supply chain finance interest income	$8,099,000	$3,137,000
Quickpay interest income	8,472,000	7,978,000
Intersegment interest income	6,740,000	4,756,000
Total interest income	23,311,000	15,871,000
Broker noninterest income	13,311,000	8,335,000
Factor noninterest income	3,930,000	3,955,000
Other noninterest income	491,000	353,000
Intersegment noninterest income	818,000	800,000
Total noninterest income	18,550,000	13,443,000
Total revenue	$41,861,000	$29,314,000

Intersegment interest expense	$—	$—
Credit loss expense (benefit)	55,000	55,000
Noninterest expense	50,153,000	46,912,000
Intersegment noninterest expense	2,442,000	680,000
Total expense	52,650,000	47,647,000

Operating income (loss)	$(10,789,000)	$(18,333,000)
Interest expense	—	—
Depreciation expense	760,000	387,000
Software amortization expense	1,850,000	532,000
Intangible amortization expense	5,076,000	4,980,000
Earnings (losses) before interest, taxes, depreciation, and amortization	$(3,103,000)	$(12,434,000)

EBITDA margin	(7)%	(42)%

Number of invoices processed	18,058,041	13,825,124
Amount of payments processed	$20,158,760,000	$15,300,445,000
Network invoice volume	1,984,605	644,557
Network payment volume	$3,231,445,000	$1,099,913,000
Our Payments segment's operating loss decreased $7.5 million, or 41.1%.
The number of invoices processed by our Payments segment increased 30.6% from 13,825,124 for the nine months ended September 30, 2023 to 18,058,041 for the nine months ended September 30, 2024, and the amount of payments processed increased 31.8% from $15.300 billion for the nine months ended September 30, 2023 to $20.159 billion for the nine months ended September 30, 2024.
We began processing network transactions during the first quarter of 2022. When a fully integrated TriumphPay payor receives an invoice from a fully integrated TriumphPay payee, we call that a “network transaction.” All network transactions are included in our payment processing volume above. These transactions are facilitated through TriumphPay APIs with parties on both sides of the transaction using structured data; similar to how a credit card works at a point-of-sale terminal. The integrations largely automate the process and make it cheaper, faster and safer. During the nine months ended September 30, 2024, we processed 1,984,605 network invoices representing a network payment volume of $3.231 billion. During the nine months ended September 30, 2023, we processed 644,557 network invoices representing a network payment volume of $1,099.9 million.
Net interest income increased due to increased average balances at our Payments segment and increased intersegment interest allocation period over period. The majority of the increased average balance was driven by supply chain finance receivables previously discussed. The increase in net interest income was also impacted by higher yields at our Payments segment.

Noninterest income increased due to a $4.9 million increase in payment processing and audit fees, including intersegment fees, earned by TriumphPay during the nine months ended September 30, 2024 compared to the same period a year ago. There were no other significant changes in the components of noninterest income at our Payments segment period over period.
Noninterest expense increased primarily due to a $1.3 million increase in software amortization and a $1.3 million increase in communication and technology expense during the nine months ended September 30, 2024 compared to the same period a year ago. There were no other significant changes in the components of noninterest expense at our Payments segment period over period.
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
Corporate and Other

(Dollars in thousands)	Nine Months Ended September 30,			% Change
Corporate and Other	2024	2023	$ Change
Total interest income	$218	$131	$87	66.4%
Intersegment interest allocations	—	—	—	—
Total interest expense	7,195	7,228	(33)	(0.5%)
Net interest income (expense)	(6,977)	(7,097)	120	1.7%
Credit loss expense (benefit)	193	444	(251)	(56.5%)
Net interest income (expense) after credit loss expense	(7,170)	(7,541)	371	4.9%
Noninterest income	3,229	198	3,031	1,530.8%
Noninterest expense	77,847	62,989	14,858	23.6%
Net income (loss) before income tax expense	$(81,788)	$(70,332)	$(11,456)	(16.3%)
Corporate and other is not a reportable segment, but rather includes certain revenue and expense from the Company's holding company as well as activities not allocated to specific business segments. Corporate and other reported an operating loss of $81.8 million for the nine months ended September 30, 2024 compared to an operating loss of $70.3 million for the nine months ended September 30, 2023. The increased operating loss was driven by increased noninterest expense which was the result of an $8.9 million increase in salaries and benefits expense. Additionally, Corporate experienced a $2.6 million increase in occupancy expense and a $1.2 million increase in intangible amortization primarily driven by the building acquired during March of 2024. Also, Corporate experienced a $1.6 million increase in communications and technology expense period over period. Further, Corporate experienced a $0.6 million increase in travel and entertainment expense driven by increased travel of our executive leadership team period over period. The increased operating loss was partially offset by increased noninterest income which was the result of $3.0 million of rental income from the acquired building recognized during the nine months ended September 30, 2024.
Financial Condition
Assets
Total assets were $5.866 billion at September 30, 2024, compared to $5.347 billion at December 31, 2023, an increase of $518.7 million, the components of which are discussed below.
Loan Portfolio
Loans held for investment were $4.333 billion at September 30, 2024, compared with $4.163 billion at December 31, 2023.

The following table shows our total loan portfolio by portfolio segments:

	September 30, 2024		December 31, 2023		$ Change	% Change
(Dollars in thousands)		% of Total		% of Total
Commercial real estate	$762,343	18%	$812,704	20%	$(50,361)	(6.2%)
Construction, land development, land	217,148	5%	136,720	3%	80,428	58.8%
1-4 family residential	126,103	3%	125,916	3%	187	0.1%
Farmland	57,621	1%	63,568	2%	(5,947)	(9.4%)
Commercial	1,093,477	25%	1,170,365	28%	(76,888)	(6.6%)
Factored receivables	1,201,495	28%	1,116,654	26%	84,841	7.6%
Consumer	6,990	—%	8,326	—%	(1,336)	(16.0%)
Mortgage warehouse	867,790	20%	728,847	18%	138,943	19.1%
Total Loans	$4,332,967	100%	$4,163,100	100%	$169,867	4.1%
Commercial Real Estate Loans. Our commercial real estate loans decreased $50.4 million, or 6.2%, due to paydowns that outpaced new origination activity. A significant portion of our loan portfolio at September 30, 2024 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower's ongoing business operations or on income generated from the properties. The table below sets forth the Company's commercial real estate loan portfolio, by portfolio industry sector and collateral location as of September 30, 2024.

(Dollars in thousands)	Illinois	New York	Texas	Colorado	New Jersey	Iowa	Other	Total
Non-owner occupied
Office	$4,043	$25,582	$18,584	$1,448	$83,313	$372	$14,621	$147,963
Multifamily	45,556	—	32,271	10,164	—	7,818	34,659	130,468
Retail	3,984	52,676	6,726	6,399	—	2,091	33,566	105,442
Industrial	15,582	37,419	6,127	1,136	—	784	12,620	73,668
Hospitality	—	—	1,649	5,581	—	9,253	26,636	43,119
Other	18,305	1,814	21,098	9,984	—	587	7,664	59,452
	87,470	117,491	86,455	34,712	83,313	20,905	129,766	560,112
Owner occupied
Industrial	22,371	—	2,340	6,240	—	22,500	17,984	71,435
Hospitality	3,096	—	—	3,963	—	105	4,825	11,989
Restaurant	15,835	747	—	4,379	—	1,382	6,807	29,150
Retail	1,227	—	—	10,740	—	166	1,568	13,701
Office	4,887	120	—	7,640	—	239	1,478	14,364
Other	4,211	—	—	9,849	—	33,247	14,285	61,592
	51,627	867	2,340	42,811	—	57,639	46,947	202,231
Total commercial real estate	$139,097	$118,358	$88,795	$77,523	$83,313	$78,544	$176,713	$762,343
Construction and Development Loans. Our construction and development loans increased $80.4 million, or 58.8%, due to origination and draw activity that outpaced paydowns and conversions to term loans.
Residential Real Estate Loans. Our one-to-four family residential loans increased $0.2 million, or 0.1%, due to new origination activity that outpaced paydowns.
Farmland Loans. Our farmland loans decreased $5.9 million, or 9.4%, due to paydowns that outpaced modest origination activity.
Commercial Loans. Our commercial loans held for investment decreased $76.9 million, or 6.6%, due to decreased asset-based lending balances, liquid credit balances, and other commercial lending balances. The decrease was partially offset by increased equipment lending balances as well as an increase in Agriculture loans. Our other commercial lending products, comprised primarily of general commercial loans originated in our community banking markets, decreased $16.2 million, or 5.3%.

The following table shows our commercial loans:

(Dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Commercial
Equipment	$488,326	$460,008	$28,318	6.2%
Asset-based lending	205,476	246,065	(40,589)	(16.5%)
Liquid credit	59,539	113,901	(54,362)	(47.7%)
Agriculture	52,997	47,059	5,938	12.6%
Other commercial lending	287,139	303,332	(16,193)	(5.3%)
Total commercial loans	$1,093,477	$1,170,365	$(76,888)	(6.6%)
Factored Receivables. Our factored receivables increased $84.8 million, or 7.6%. At September 30, 2024, the balance of the Over-Formula Advance Portfolio included in factored receivables was $1.9 million. At September 30, 2024, the balance of factoring Misdirected Payments, net of customer reserves, was $19.4 million. See discussion of our factoring subsidiary in the Operating Segment Results for analysis of the key drivers impacting the change in the ending factored receivables balance during the period.
Consumer Loans. Our consumer loans decreased $1.3 million, or 16.0%, due to paydowns that outpaced modest origination activity.
Mortgage Warehouse. Our mortgage warehouse facilities increased $138.9 million, or 19.1%, due to seasonal changes in utilization. Client utilization of mortgage warehouse facilities may experience significant fluctuation on a day-to-day basis given mortgage origination market conditions. Our average mortgage warehouse lending balance was $693.0 million for the nine months ended September 30, 2024 compared to $782.4 million for the nine months ended September 30, 2023. Our average mortgage warehouse lending balance was $762.7 million for the three months ended September 30, 2024 compared to $757.6 million for the three months ended September 30, 2023.

The following tables set forth the contractual maturities, including scheduled principal repayments, of our loan portfolio and the distribution between fixed and floating interest rate loans:

	September 30, 2024
(Dollars in thousands)	One Year or Less	After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years	Total
Commercial real estate	$437,000	$289,173	$36,114	$56	$762,343
Construction, land development, land	71,886	141,634	3,628	—	217,148
1-4 family residential	5,859	30,977	7,894	81,373	126,103
Farmland	5,507	32,847	18,044	1,223	57,621
Commercial	367,586	712,675	13,216	—	1,093,477
Factored receivables	1,201,495	—	—	—	1,201,495
Consumer	933	4,980	1,069	8	6,990
Mortgage warehouse	867,790	—	—	—	867,790
	$2,958,056	$1,212,286	$79,965	$82,660	$4,332,967

Sensitivity of loans to changes in interest rates:		After One but within Five Years	After Five but within Fifteen Years	After Fifteen Years
Predetermined (fixed) interest rates
Commercial real estate		$210,149	$1,409	$—
Construction, land development, land		97,698	274	—
1-4 family residential		24,824	2,012	5,891
Farmland		27,325	748	—
Commercial		553,249	6,440	—
Factored receivables		—	—	—
Consumer		4,980	1,069	8
Mortgage warehouse		—	—	—
		$918,225	$11,952	$5,899
Floating interest rates
Commercial real estate		$79,024	$34,705	$56
Construction, land development, land		43,936	3,354	—
1-4 family residential		6,153	5,882	75,482
Farmland		5,522	17,296	1,223
Commercial		159,426	6,776	—
Factored receivables		—	—	—
Consumer		—	—	—
Mortgage warehouse		—	—	—
		$294,061	$68,013	$76,761

Total		$1,212,286	$79,965	$82,660
As of September 30, 2024, most of the Company’s non-factoring business activity is with customers located within certain states. The states of Texas (17%), Illinois (12%), Colorado (11%), and Iowa (5%) make up 45% of the Company’s gross loans, excluding factored receivables. Therefore, the Company’s exposure to credit risk is affected by changes in the economies in these states. At December 31, 2023, the states of Texas (17%), Colorado (15%), Illinois (12%), and Iowa (6%) made up 50% of the Company’s gross loans, excluding factored receivables.

Further, a majority (97%) of our factored receivables, representing approximately 27% of our total loan portfolio as of September 30, 2024, are receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry. Although such concentration may cause our future interest income with respect to our factoring operations to be correlated with demand for the transportation industry in the United States generally, we feel that the credit risk with respect to our outstanding portfolio is appropriately mitigated as we limit the amount of receivables acquired from individual debtors and creditors thereby achieving diversification across a number of companies and industries. At December 31, 2023, 97% of our factored receivables, representing approximately 26% of our total loan portfolio, were receivables purchased from trucking fleets, owner-operators, and freight brokers in the transportation industry.
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
To manage the credit risks associated with its loan portfolio, management may, depending on current or anticipated economic conditions and related exposures, apply enhanced risk management measures to loans through analysis of a specific borrower's financial condition, including cash flow, collateral values, and guarantees, among other credit factors. In response to the current market dynamics, including economic uncertainties and the rapid increase in market interest rates since 2022, the Company has enhanced its stress testing to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest loan rates.
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

(Dollars in thousands)	September 30, 2024	December 31, 2023
Nonperforming loans:
Commercial real estate	$11,413	$2,447
Construction, land development, land	—	—
1-4 family residential	959	1,178
Farmland	2,106	968
Commercial	74,190	40,951
Factored receivables	24,885	23,181
Consumer	132	133
Mortgage warehouse	—	—
Total nonperforming loans	113,685	68,858
Held to maturity securities	4,187	4,766
Equity investments without readily determinable fair value	2,462	1,170
Other real estate owned, net	578	37
Other repossessed assets	341	950
Total nonperforming assets	$121,253	$75,781

Nonperforming assets to total assets	2.07%	1.42%
Nonperforming loans to total loans held for investment	2.62%	1.65%
Total past due loans to total loans held for investment	2.62%	2.00%

Nonperforming loans increased $44.8 million, or 65.1%, due to the addition of three equipment finance loans of $31.9 million, $8.7 million, and $3.6 million all collateralized by various equipment. Additionally, we added a $7.7 million multifamily loan fully collateralized by a mixed use development and a $1.6 million farmland loan fully collateralized by farmland. Further, we added a $2.3 million commercial loan that was fully reserved at period end and a $2.2 million commercial loan partially collateralized by the personal residences of the borrower's founder. These increases were partially offset by a $2.6 million reduction in a nonaccrual liquid credit relationship, a $1.5 million nonperforming agriculture and farmland relationship pay-down, a $1.2 million nonperforming equipment loan pay-down, a $1.1 million nonperforming equipment loan paydown, a $1.4 million partial paydown and partial charge-off of a nonperforming commercial real estate loan, and a $0.4 million reduction in nonperforming factored receivables. The entire balance of Misdirected Payments is included in nonperforming loans (specifically, factored receivables) in accordance with our policy. The balance of such Misdirected Payments, net of customer reserves, was $19.4 million, at September 30, 2024.
As a result of the activity previously described and changes in our period end total loans held for investment, the ratio of nonperforming loans to total loans held for investment increased to 2.62% at September 30, 2024 from 1.65% December 31, 2023.
Our ratio of nonperforming assets to total assets increased to 2.07% at September 30, 2024 from 1.42% December 31, 2023. This is due to the aforementioned loan activity and changes in our period end total assets.
Past due loans to total loans held for investment increased to 2.62% at September 30, 2024 from 2.00% at December 31, 2023, as a result of an increase past due commercial loans partially offset by a decrease in past due factored receivables. Both the $1.9 million acquired factoring Over-Formula Advance balance and the entire balance of Misdirected Payments are considered greater than 90 days past due at September 30, 2024. The balance of such Misdirected Payments, net of customer reserves, was $19.4 million, at September 30, 2024.
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
The following table sets forth the ACL by category of loan:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans
Commercial real estate	$4,401	18%	0.58%	$6,030	20%	0.74%
Construction, land development, land	2,929	5%	1.35%	965	3%	0.71%
1-4 family residential	970	3%	0.77%	927	3%	0.74%
Farmland	394	1%	0.68%	442	2%	0.70%
Commercial	19,966	25%	1.83%	14,060	28%	1.20%
Factored receivables	11,570	28%	0.96%	11,896	26%	1.07%
Consumer	146	—%	2.09%	171	—%	2.05%
Mortgage warehouse	867	20%	0.10%	728	18%	0.10%
Total Loans	$41,243	100%	0.95%	$35,219	100%	0.85%
The ACL increased $6.0 million, or 17.1%. This increase reflects net charge-offs of $8.1 million and credit loss expense of $14.2 million. Refer to the Results of Operations: Credit Loss Expense section for discussion of material charge-offs and credit loss expense. At quarter end, our entire remaining Over-Formula Advance position was down from $3.2 million at December 31, 2023 to $1.9 million at September 30, 2024 and the entire balance at September 30, 2024 was fully reserved. At September 30, 2024, the Misdirected Payments amount, net of customer reserves, was $19.4 million. Based on our legal analysis and discussions with our counsel advising us on this matter, we continue to believe it is probable that we will prevail in such action and that the USPS will have the capacity to make payment on such receivable. Consequently, we have not reserved for such balance as of September 30, 2024.

A driver of the change in ACL is change in the loss drivers that the Company forecasted to calculate expected losses at September 30, 2024 as compared to December 31, 2023. Such change had a negative impact on the Company’s loss drivers and assumptions over the reasonable and supportable forecast period and resulted in an increase of $2.5 million of ACL period over period.
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
For all DCF models at September 30, 2024, the Company has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. The Company leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by the Company when developing the forecast metrics. At September 30, 2024 as compared to December 31, 2023, the Company forecasted minimal change in national unemployment and one-year percentage change in national gross domestic product while forecasting improvement in one-year percentage change in the national home price index and some degradation in on-year percentage change in national retail sales. At September 30, 2024 for national unemployment, the Company projected a low percentage in the first quarter followed by a gradual rise in the following three quarters. For percentage change in national retail sales, the Company projected a small increase in the first projected quarter followed by a decline to negative levels over the last three projected quarters to a level below recent actual periods. For percentage change in national home price index, the Company projected an increase in the first projected quarter followed by a steep drop to negative levels for the remaining three quarters with such negative levels peaking in the fourth projected quarter. For percentage change in national gross domestic product, management projected low-to-near-zero growth for each projected quarter with the exception of positive growth in the first projected quarter. At September 30, 2024, the Company used its historical prepayment speeds with minimal adjustment.
The Company uses a loss-rate method to estimate expected credit losses for the farmland, liquid credit, factored receivables, and mortgage warehouse loan pools. For each of these loan segments, the Company applies an expected loss ratio based on internal and peer historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on the Company's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions. Loss factors used to calculate the required ACL on pools that use the loss-rate method reflect the forecasted economic conditions described above.
The following tables show our credit ratios and an analysis of our credit loss expense:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Allowance for credit losses on loans	$41,243	$35,219
Total loans held for investment	$4,332,967	$4,163,100
Allowance to total loans held for investment	0.95%	0.85%

Nonaccrual loans	$90,950	$45,677
Total loans held for investment	$4,332,967	$4,163,100
Nonaccrual loans to total loans held for investment	2.10%	1.10%

Allowance for credit losses on loans	$41,243	$35,219
Nonaccrual loans	$90,950	$45,677
Allowance for credit losses to nonaccrual loans	45.35%	77.10%

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$831	$779,016	0.11%	$16	$793,566	—%
Construction, land development, land	—	206,616	—%	(2)	119,173	—%
1-4 family residential	17	127,189	0.01%	(1)	130,501	—%
Farmland	—	58,421	—%	—	65,201	—%
Commercial	1,895	1,065,608	0.18%	144	1,232,967	0.01%
Factored receivables	681	1,191,528	0.06%	1,206	1,173,192	0.10%
Consumer	98	8,274	1.18%	(157)	8,913	(1.76)%
Mortgage warehouse	—	762,722	—%	—	757,632	—%
Total Loans	$3,522	$4,199,374	0.08%	$1,206	$4,281,145	0.03%
Quarter to date net loans charged off increased $2.3 million with no individually significant charge-offs during the three months ended September 30, 2024 or 2023.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio	Net Charge-Offs	Average Loans HFI	Net Charge-Off Ratio
Commercial real estate	$831	$805,127	0.10%	$(54)	$732,137	(0.01)%
Construction, land development, land	(1)	191,433	—%	(4)	106,340	—%
1-4 family residential	28	127,517	0.02%	(6)	129,921	—%
Farmland	—	58,611	—%	—	67,106	—%
Commercial	3,652	1,106,184	0.33%	5,400	1,217,966	0.44%
Factored receivables	3,371	1,154,906	0.29%	8,957	1,169,353	0.77%
Consumer	246	8,636	2.85%	(83)	9,221	(0.90)%
Mortgage warehouse	—	693,012	—%	—	782,368	—%
Total Loans	$8,127	$4,145,426	0.20%	$14,210	$4,214,412	0.34%
Year to date net loans charged off decreased $6.1 million with no individually significant charge-offs during the nine months ended September 30, 2024. Prior period charge-offs include the aforementioned $3.3 million net charge-off of the fully reserved over-formula advance balance. Net charge-offs of factored receivables excluding the over-formula advance were $5.7 million. Additionally, during the nine months ended September 30, 2023, the Company charged off two liquid credit loans carrying balances of $3.2 million and a $1.6 million, respectively, at the time of charge-off.
Securities
As of September 30, 2024 and December 31, 2023, we held equity securities with readily determinable fair values of $4.6 million and $4.5 million, respectively. These securities represent investments in a publicly traded Community Reinvestment Act mutual fund and are subject to market pricing volatility, with changes in fair value reflected in earnings.
As of September 30, 2024, we held debt securities classified as available for sale with a fair value of $403.2 million, an increase of $103.5 million from $299.6 million at December 31, 2023. The following table illustrates the changes in our available for sale debt securities:

	Available For Sale Debt Securities:
(Dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Mortgage-backed securities, residential	$75,149	$55,839	$19,310	34.6%
Asset-backed securities	924	1,170	(246)	(21.0)%
State and municipal	3,443	4,515	(1,072)	(23.7)%
CLO Securities	322,088	236,291	85,797	36.3%
Corporate bonds	275	275	—	—%
SBA pooled securities	1,307	1,554	(247)	(15.9)%
	$403,186	$299,644	$103,542	34.6%

Our available for sale CLO portfolio consists of investment grade positions in high ranking tranches within their respective securitization structures. As of September 30, 2024, the Company determined that all impaired available for sale securities experienced a decline in fair value below their amortized cost basis due to noncredit-related factors. Therefore, the Company carried no ACL at September 30, 2024. Our available for sale securities can be used for pledging to secure FHLB borrowings and public deposits, or can be sold to meet liquidity needs.
As of September 30, 2024, we held investments classified as held to maturity with an amortized cost, net of ACL, of $2.1 million, a decrease of $0.9 million from $3.0 million at December 31, 2023. See previous discussion of Credit Loss Expense related to our held to maturity securities for further details regarding the nature of these securities and the required ACL at September 30, 2024.
The following tables set forth the amortized cost and average yield of our debt securities, by type and contractual maturity:

	Maturity as of September 30, 2024
	One Year or Less		After One but within Five Years		After Five but within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
Mortgage-backed securities	$5	3.69%	$8,117	3.97%	$1,006	2.62%	$69,457	4.41%	$78,585	4.34%
Asset-backed securities	—	—%	—	—%	926	6.54%	—	—%	926	6.54%
State and municipal	572	3.88%	2,152	2.82%	763	2.52%	—	—%	3,487	2.93%
CLO securities	—	—%	—	—%	48,021	7.13%	272,927	6.86%	320,948	6.90%
Corporate bonds	—	—%	—	—%	267	5.07%	—	—%	267	5.07%
SBA pooled securities	—	—%	—	—%	380	3.22%	984	4.08%	1,364	3.84%
Total available for sale securities	$577	3.88%	$10,269	3.73%	$51,363	6.93%	$343,368	6.36%	$405,577	6.36%

Held to maturity securities:	$—	—%	$5,504	2.44%	$—	—%	$—	—%	$5,504	2.44%
Liabilities
Total liabilities were $4.980 billion as of September 30, 2024, compared to $4.483 billion at December 31, 2023, an increase of $497.3 million, the components of which are discussed below.
Deposits
The following table summarizes our deposits:

(Dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Noninterest bearing demand	$2,103,092	$1,632,022	$471,070	28.9%
Interest bearing demand	700,928	757,455	(56,527)	(7.5%)
Individual retirement accounts	46,096	52,195	(6,099)	(11.7%)
Money market	606,321	568,772	37,549	6.6%
Savings	533,553	555,047	(21,494)	(3.9%)
Certificates of deposit	242,093	265,525	(23,432)	(8.8%)
Brokered time deposits	474,611	146,458	328,153	224.1%
Other brokered deposits	—	4	(4)	(100.0%)
Total Deposits	$4,706,694	$3,977,478	$729,216	18.3%
Our total deposits increased $729.2 million, or 18.3%, primarily due to an increase in noninterest bearing demand deposits, brokered time deposits, and money market deposits. The Company experienced decreases in all other material deposit categories. Other brokered deposits are non-maturity deposits obtained from wholesale sources. As of September 30, 2024, interest bearing demand deposits, noninterest bearing deposits, money market deposits, other brokered deposits, and savings deposits accounted for 84% of our total deposits, while individual retirement accounts, certificates of deposit, and brokered time deposits made up 16% of total deposits. At September 30, 2024 and December 31, 2023, our estimated uninsured deposits were $1,501,376,000 and $1,840,621,000, respectively.

At September 30, 2024 we held $61.8 million of time deposits that meet or exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. The following table provides information on the maturity distribution of time deposits exceeding the FDIC insurance limit as of September 30, 2024:

(Dollars in thousands)	Over $250,000
Maturity
3 months or less	$21,959
Over 3 through 6 months	17,403
Over 6 through 12 months	15,797
Over 12 months	1,413
$56,572
The following table summarizes our average deposit balances and weighted average rates:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023

(Dollars in thousands)	Average Balance	Weighted Avg Rates	% of Total	Average Balance	Weighted Avg Rates	% of Total
Interest bearing demand	$721,482	0.54%	16%	$776,812	0.39%	18%
Individual retirement accounts	47,397	1.33%	1%	56,265	0.94%	1%
Money market	580,281	2.83%	13%	542,243	1.98%	13%
Savings	538,367	1.19%	12%	537,980	0.53%	12%
Certificates of deposit	248,126	3.35%	5%	270,535	1.84%	6%
Brokered time deposits	404,537	4.99%	9%	501,221	5.32%	12%
Other brokered deposits	—	—%	—%	12,231	5.48%	—%
Total interest bearing deposits	2,540,190	2.20%	56%	2,697,287	1.83%	62%
Noninterest bearing demand	1,991,042	—	44%	1,615,697	—	38%
Total deposits	$4,531,232	1.23%	100%	$4,312,984	1.15%	100%

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(Dollars in thousands)	Average Balance	Weighted Avg Yields	% of Total	Average Balance	Weighted Avg Yields	% of Total
Interest bearing demand	$733,930	0.55%	17%	$805,756	0.34%	19%
Individual retirement accounts	49,574	1.34%	1%	60,507	0.71%	1%
Money market	571,860	2.85%	13%	515,864	1.43%	12%
Savings	537,825	1.10%	12%	537,598	0.37%	13%
Certificates of deposit	256,297	3.07%	6%	285,207	1.27%	7%
Brokered time deposits	374,162	5.18%	8%	283,181	4.76%	7%
Other brokered deposits	29,577	5.43%	1%	8,609	5.36%	—%
Total interest bearing deposits	2,553,225	2.18%	58%	2,496,722	1.21%	59%
Noninterest bearing demand	1,852,360	—	42%	1,639,413	—	41%
Total deposits	$4,405,585	1.26%	100%	$4,136,135	0.73%	100%
The Company's deposit base is made up of a high number of customers with accounts spread across 63 locations in six states. Our deposit base is diverse in terms of both geography and industry, comprised largely of retail as well small-to-medium sized business customers. The majority of our deposits are FDIC insured, and the runoff of certain deposit types we saw throughout the prior year appears to have been a continuation of the trend we saw over several quarters prior to that: the normalizing of pandemic-era surge balances and the movement of rate-sensitive excess balances to other investments.

Other Borrowings
Customer Repurchase Agreements
The following provides a summary of our customer repurchase agreements as of and for the nine months ended September 30, 2024 and the year ended December 31, 2023:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Amount outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%
Average daily balance during the period	$—	$723
Weighted average interest rate during the period	—%	0.03%
Maximum month-end balance during the period	$—	$3,208
Our customer repurchase agreements generally have overnight maturities. Variances in these balances are attributable to normal customer behavior and seasonal factors affecting their liquidity positions.
FHLB Advances
The following provides a summary of our FHLB advances as of and for the nine months ended September 30, 2024 and the year ended December 31, 2023:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Amount outstanding at end of period	$30,000	$255,000
Weighted average interest rate at end of period	5.47%	5.65%
Average amount outstanding during the period	132,828	194,795
Weighted average interest rate during the period	5.51%	5.30%
Highest month end balance during the period	280,000	530,000
Our FHLB advances are collateralized by assets, including a blanket pledge of certain loans. At September 30, 2024 and December 31, 2023, we had $813.7 million and $587.0 million, respectively, in unused and available advances from the FHLB.
Subordinated Notes
The following provides a summary of our subordinated notes as of September 30, 2024:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Current Interest Rate	First Repricing Date	Variable Interest Rate at Repricing Date	Initial Issuance Costs
Subordinated Notes issued November 27, 2019	$39,500	$39,435	2029	4.875%	11/27/2024	Three Month LIBOR plus 3.330%	$1,218
Subordinated Notes issued August 26, 2021	70,000	69,637	2031	3.500%	9/01/2026	Three Month SOFR plus 2.860%	$1,776
	$109,500	$109,072
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
Junior Subordinated Debentures
The following provides a summary of our junior subordinated debentures as of September 30, 2024:

(Dollars in thousands)	Face Value	Carrying Value	Maturity Date	Interest Rate
National Bancshares Capital Trust II	$15,464	$13,746	September 2033	Three Month SOFR + 3.26%
National Bancshares Capital Trust III	17,526	13,820	July 2036	Three Month SOFR + 1.64%
ColoEast Capital Trust I	5,155	3,900	September 2035	Three Month SOFR + 1.86%
ColoEast Capital Trust II	6,700	5,028	March 2037	Three Month SOFR + 2.05%
Valley Bancorp Statutory Trust I	3,093	2,933	September 2032	Three Month SOFR + 3.66%
Valley Bancorp Statutory Trust II	3,093	2,769	July 2034	Three Month SOFR + 3.01%
	$51,031	$42,196
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
The debentures are included on our consolidated balance sheet as liabilities; however, for regulatory purposes, these obligations are eligible for inclusion in regulatory capital, subject to certain limitations. All of the carrying value of $42.2 million was allowed in the calculation of Tier I capital as of September 30, 2024.
Capital Resources and Liquidity Management
Capital Resources
Our stockholders’ equity totaled $885.8 million as of September 30, 2024, compared to $864.4 million as of December 31, 2023, an increase of $21.4 million. Stockholders’ equity increased during this period primarily due to our net income of $12.3 million.
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
In addition to the liquidity provided by the sources described above, our subsidiary bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2024, TBK Bank had $549.5 million of unused borrowing capacity from the Federal Reserve Bank discount window and unsecured federal funds lines of credit with seven unaffiliated banks totaling $227.5 million, with no amounts advanced against those lines. Additionally, as of September 30, 2024, we had $813.7 million in unused and available advances from the FHLB. We have historically utilized FHLB advances to support the fluctuating and sometimes unpredictable balances in our mortgage warehouse lending portfolio, and we continue to have the ability to do so. Further, as of September 30, 2024, we had $157.7 million in unused and available capacity to deliver factored receivables to another bank should additional liquidity be needed.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2024. The amount of the obligations presented in the table reflect principal amounts only and exclude the amount of interest we are obligated to pay. Also excluded from the table are a number of obligations to be settled in cash. These excluded items are reflected in our consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable.

	Payments Due by Period - September 30, 2024
(Dollars in thousands)	Total	One Year or Less	After One but within Three Years	After Three but within Five Years	After Five Years
Federal Home Loan Bank advances	$30,000	$—	$30,000	$—	$—
Subordinated notes	109,500	—	—	—	109,500
Junior subordinated debentures	51,031	—	—	—	51,031
Operating lease agreements	32,988	5,851	10,837	8,811	7,489
Time deposits with stated maturity dates	762,800	735,316	23,994	3,490	—
Total contractual obligations	$986,319	$741,167	$64,831	$12,301	$168,020
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
The following table summarizes simulated change in net interest income versus unchanged rates as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Following 12 Months	Months 13-24	Following 12 Months	Months 13-24
+400 basis points	11.6%	14.4%	17.0%	19.2%
+300 basis points	8.7%	10.8%	12.8%	14.3%
+200 basis points	5.8%	7.2%	8.5%	9.5%
+100 basis points	2.9%	3.6%	4.3%	4.8%
Flat rates	0.0%	0.0%	0.0%	0.0%
-100 basis points	(3.3%)	(4.1%)	(4.7%)	(5.7%)
-200 basis points	(6.5%)	(8.5%)	(9.4%)	(11.4%)
-300 basis points	(9.9%)	(13.1%)	(14.3%)	(17.7%)
-400 basis points	(12.8%)	(16.8%)	(18.0%)	(22.7%)
The following table presents the change in our economic value of equity as of September 30, 2024 and December 31, 2023, assuming immediate parallel shifts in interest rates:

	Economic Value of Equity at Risk (%)
	September 30, 2024	December 31, 2023
+400 basis points	10.5%	18.3%
+300 basis points	8.3%	14.6%
+200 basis points	5.9%	10.5%
+100 basis points	3.2%	5.9%
Flat rates	0.0%	0.0%
-100 basis points	(6.8%)	(6.7%)
-200 basis points	(13.9%)	(13.9%)
-300 basis points	(21.5%)	(21.5%)
-400 basis points	(27.3%)	(28.8%)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We are party to a lawsuit in the United States Court of Federal Claims seeking a ruling that the United States Postal Service (“USPS”) is obligated to make payment to us with respect to invoices totaling approximately $19.4 million, net of customer reserves, that it separately paid to our customer, a vendor to the USPS who hauled mail pursuant to contracts it has with such entity, in violation of notices provided to the USPS that such payments were to be made directly to us (the “Misdirected Payments”). Although we believe we have valid claims that the USPS is obligated to make payment to us on such receivable and that the USPS will have the capacity to make such payment, the issues in this litigation are novel issues of law that have little to no precedent and there can be no assurances that a court will agree with our interpretation of the law on these matters. If a court were to rule against us in this litigation, our only recourse would be against our customer, who failed to remit the Misdirected Payments to us as required when received, and who may not have capacity to make such payment to us. Consequently, we could incur losses up to the full amount of the Misdirected Payments in such event, which could be material to our business, financial condition and results of operations.
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
On August 29, 2024, Mr. Aaron Graft, the Company’s President and Chief Executive Officer, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Graft Trading Plan”). The Graft Trading Plan covers the sale of up to 54,000 shares of the Company’s common stock in several transactions over a period commencing after the later of (1) 91 days from the execution of the Graft Trading Plan and (2) the third trading day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended September 30, 2024, and will cease upon the earlier of November 28, 2025 or the sale of all shares subject to the Graft Trading Plan.
As of the end of the third quarter of 2024, none of our other directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

TRIUMPH FINANCIAL INC.
(Registrant)

Date:	October 16, 2024	/s/ Aaron P. Graft
Aaron P. Graft President and Chief Executive Officer

Date:	October 16, 2024	/s/ W. Bradley Voss
W. Bradley Voss Chief Financial Officer